Form 10-Q
period 1999-06-30
F5 NETWORKS INC
filed 1999-08-11
CIK 1048695

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 000-26041

                                F5 NETWORKS, INC.

             (Exact name of registrant as specified in its charter)

               WASHINGTON                                91-1714307
     (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)

                        200 FIRST AVENUE WEST, SUITE 500
                            SEATTLE, WASHINGTON 98119
              (Address of principal executive offices and zip code)

                                 (206) 505-0800
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X].

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 18,411,467 shares of common stock, no par value, as of August 3, 1999.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                F5 NETWORKS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

PART I.    CONDENSED FINANCIAL INFORMATION

                                                                                          PAGE
                                                                                          ----
Item 1.           Condensed Financial Statements

                  Condensed Balance Sheets
                      June 30, 1999 and September 30, 1998                                  3

                  Condensed Statements of Operations
                      Three months and nine months ended June 30, 1999 and
                       1998                                                                 4

                  Condensed Statements of Cash Flows
                      Nine months ended June 30, 1999 and 1998                              5

                  Notes to Condensed Financial Statements                                   6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 9


PART II.   OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds                                20

Item 6.           Exhibits and Reports on Form 8-K                                         20

Signatures                                                                                 21

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                F5 NETWORKS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                                   JUNE 30,       SEPTEMBER 30,
                                                                                     1999             1998
                                                                                ------------      -------------
                                                                                 (unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents...............................................         $ 26,948          $ 6,206
   Accounts receivable, net of allowances of $826 and $382.................            5,858            2,032
   Inventories.............................................................              710               99
   Other current assets....................................................              839              250
                                                                                    --------          -------
     Total current assets..................................................           34,355            8,587

Property and equipment, net................................................            1,925              682
Other assets...............................................................              206              163
                                                                                    --------          -------
     Total assets..........................................................         $ 36,486          $ 9,432
                                                                                    --------          -------
                                                                                    --------          -------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable......................................................         $  3,540          $   559
     Accrued liabilities...................................................            1,579              477
     Deferred revenue......................................................            2,462              788
                                                                                    --------          -------
       Total current liabilities...........................................            7,581            1,824
                                                                                    --------          -------

Commitments
Redeemable convertible preferred stock, no par value:
       Series D Convertible, no and 1,138,438 shares issued and outstanding                             7,688
                                                                                    --------          -------

Shareholders' equity:
     Preferred stock, no par value; 10,000,000 shares authorized...........
       Series A Convertible, no and 400,000 shares issued and outstanding..                             1,123
       Series B Convertible, no and 1,250,000 shares issued and outstanding                             1,656
       Series C Convertible, no and 156,250 shares issued and outstanding..                             1,418
     Common stock, no par value; 100,000,000 shares authorized, 18,108,185
     and 6,021,500 shares issued and outstanding...........................           45,751            2,875
Note receivable from shareholder...........................................             (750)
Unearned compensation......................................................           (3,960)          (1,694)
Accumulated deficit........................................................          (12,136)          (5,458)
                                                                                    --------          -------
     Total shareholders' equity (deficit)..................................           28,905              (80)
                                                                                    --------          -------
       Total liabilities and shareholders' equity (deficit)................         $ 36,486          $ 9,432
                                                                                    --------          -------
                                                                                    --------          -------


    The accompanying notes are an integral part of these financial statements

                                F5 NETWORKS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
       (Unaudited, in thousands, except per share amounts and share data)

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
                                                       -----------------------------  -----------------------------
                                                           1999            1998           1999           1998
                                                       -------------   -------------  -------------  --------------
Net revenues:

     Products......................................    $     6,444     $      929     $   11,865     $     2,537
     Services......................................          1,161            215          2,198             444
                                                       -------------   -------------  -------------  --------------
         Total net revenues........................          7,605          1,144         14,063           2,981
                                                       -------------   -------------  -------------  --------------

Cost of net revenues:
     Products......................................          1,636            291          3,075             694
     Services......................................            396            115            986             171
                                                       -------------   -------------  -------------  --------------
         Total cost of net revenues................          2,032            406          4,061             865
                                                       -------------   -------------  -------------  --------------
     Gross profit..................................          5,573            738         10,002           2,116
                                                       -------------   -------------  -------------  --------------

Operating expenses:
     Sales and marketing...........................          4,010          1,097          9,113           2,439
     Research and development......................          1,466            525          3,811           1,059
     General and administrative....................            954            252          2,145             690
     Amortization of unearned compensation.........            759            114          1,797             205
                                                       -------------   -------------  -------------  --------------
         Total operating expenses..................          7,189          1,988         16,866           4,393
                                                       -------------   -------------  -------------  --------------
Loss from operations...............................         (1,616)        (1,250)        (6,864)         (2,277)

Interest income (expense), net.....................             97             (2)           186             (21)
                                                       -------------   -------------  -------------  --------------
     Net loss......................................    $    (1,519)    $   (1,252)    $   (6,678)    $    (2,298)
                                                       -------------   -------------  -------------  --------------
                                                       -------------   -------------  -------------  --------------

Net loss per share - basic and diluted.............    $     (0.15)    $     (0.21)   $    (0.88)    $     (0.37)
                                                       -------------   -------------  -------------  --------------
                                                       -------------   -------------  -------------  --------------
Weighted-average common shares - basic and diluted.     10,149,000       5,892,000     7,582,000       6,135,000
                                                       -------------   -------------  -------------  --------------
                                                       -------------   -------------  -------------  --------------

Pro forma:  (A)
Net loss per share - basic and diluted............     $    (0.10)     $    (0.11)    $     (0.45)   $     (0.20)
                                                       -------------   -------------  -------------  --------------
                                                       -------------   -------------  -------------  --------------
Weighted average shares - basic and diluted........    15,945,000      11,585,000      14,923,000     11,300,000
                                                       -------------   -------------  -------------  --------------
                                                       -------------   -------------  -------------  --------------

(A) Assumes shares of the Company's preferred stock outstanding prior to the initial public offering have been converted into common stock as of the date of issuance.


    The accompanying notes are an integral part of these financial statements

                                F5 NETWORKS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                 NINE MONTHS ENDED JUNE 30,
                                                                               -----------------------------
                                                                                    1999            1998
                                                                               -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................................     $   (6,678)     $   (2,298)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of unearned compensation.................................          1,797             205
     Provision for doubtful accounts and sales returns.....................          1,078             399
     Depreciation and amortization.........................................            364             213
     Non-cash interest expense.............................................                             12
     Changes in operating assets and liabilities:
       Accounts receivable.................................................         (4,904)         (1,108)
       Inventories.........................................................           (611)            (48)
       Other current assets................................................           (589)            (62)
       Other assets........................................................           (119)             13
       Accounts payable and accrued liabilities............................          4,083             746
       Deferred revenue....................................................          1,674             181
                                                                               -------------   -------------
         Net cash used in operating activities.............................         (3,905)         (1,747)
                                                                               -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Issuance of note receivable to officer...................................                            (10)
  Purchases of property and equipment......................................         (1,531)           (425)
  Additions to software development costs..................................                           (145)
                                                                               -------------   -------------
         Net cash used in investing activities.............................         (1,531)           (580)
                                                                               -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock in initial public
     offering..............................................................         25,549
  Proceeds from issuance of Series B Convertible Preferred Stock...........                          1,235
  Proceeds from issuance of Series C Convertible Preferred Stock...........                          1,493
  Proceeds from option and warrant exercises...............................            629              28
  Repurchase of common stock under
     shareholder agreement.................................................                           (245)
  Proceeds from issuance of common stock under
     shareholder agreement.................................................                            172
  Proceeds from line of credit.............................................                          1,075
  Repayment of line of credit..............................................                           (825)
                                                                               -------------   -------------
     Net cash provided by financing activities.............................         26,178           2,933
                                                                               -------------   -------------
     Net increase in cash and cash equivalents.............................         20,742             606
  Cash and cash equivalents, at beginning of period........................          6,206             143
                                                                               -------------   -------------
  Cash and cash equivalents, at end of period..............................     $   26,948      $      749
                                                                               -------------   -------------
                                                                               -------------   -------------


    The accompanying notes are an integral part of these financial statements

                                F5 NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.  BASIS OF PRESENTATION

The condensed financial statements have been prepared by F5 Networks, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at June 30, 1999, its operating results for the three months and nine months ended June 30, 1999 and 1998 and cash flows for the nine months ended June 30, 1999 and 1998. The condensed balance sheet at September 30, 1998 has been derived from audited financial statements as of that date. These financial statements and the notes should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Registration Statement on Form S-1 (File No. 333-75817) filed with the Securities and Exchange Commission.

The results of operations for the three months and nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the future quarters or the year ending September 30, 1999.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could materially differ from these estimates.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investment securities with maturity from the date of purchase of three months or less to be cash equivalents and investment securities with a weighted average maturity from the date of purchase of more than three months but less than one year to be short-term investments. As of June 30, 1999, the Company does not hold short-term investments within its investment portfolio.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents and trade receivables. The Company has placed its investments with high-credit quality issuers with no more than 20% of the portfolio value due from any one issuer.

The Company's customers are from diverse industries and geographic locations. Net revenues from international customers are denominated in U.S. Dollars and were approximately $1.0 million for the nine months ended June 30, 1999, and $677,000 for the three months ended June 30, 1999. For the nine months ended June 30, 1999, one customer accounted for 21.7% of net revenues and for the nine months ended June 30, 1998, no single customer accounted for more than 10% of the Company's net revenues.

INVENTORIES

Inventories consist of hardware, software and related component parts and are recorded at the lower of cost or market (as determined by the first-in, first-out method).

ACCRUED LIABILITIES:

At June 30, 1999 and September 30, 1998, accrued liabilities were approximately as follows (in thousands):

                                                                       JUNE 30,         SEPTEMBER 30,
                                                                         1999               1998
                                                                     -------------      -------------
     Accrued payroll and benefits..................................  $         871      $         237
     Accrued sales and use taxes...................................            287                141
     Other.........................................................            421                 99
                                                                     -------------      -------------
                                                                     $       1,579      $         477
                                                                     -------------      -------------
                                                                     -------------      -------------

REVENUE RECOGNITION

On October 27, 1997, the American Institute of Certified Public Accountants Accounting Standards Executive Committee issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition." SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. The Company has implemented SOP 97-2 for the year ended September 30, 1998.

The Company sells products through resellers, original equipment manufacturers and other channel partners, as well as to end users, under similar terms. The Company generally combines software license, installation and customer support elements into a package with a single "bundled" price. The Company allocates a portion of the sales price to each element of the bundled package based on their respective fair values when the individual elements are sold separately. Revenues from the license of software, net of an allowance for estimated returns, are recognized when the product has been shipped and the customer is obligated to pay for the product. Installation revenue is recognized when the product has been installed at the customer's site. Revenues for customer support are recognized on a straight-line basis over the service contract terms. Estimated sales returns are based on historical experience by product and are recorded at the time revenues are recognized.

INITIAL PUBLIC OFFERING

On June 4, 1999, the Company issued 2,860,000 shares of its common stock at an initial public offering price of $10.00 per share. Also sold in this offering were 590,000 shares held by selling shareholders, including 450,000 shares sold upon the exercise of the underwriters' overallotment option. The net proceeds to the Company from the offering, net of offering costs were approximately $25 million. Concurrent with the initial public offering, each outstanding share of the Company's convertible preferred stock was automatically converted into common stock. As of June 30, 1999, 18,108,185 shares of common stock were outstanding, and 100,000,000 shares were authorized.

NET LOSS AND PRO FORMA NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As the Company had a net loss attributable to common stockholders in each of the periods presented, basic and diluted net loss per share are the same. Pro forma net loss per share is computed using the weighted average number of shares used for basic and diluted per share amounts and the weighted average convertible preferred stock outstanding as if those shares were converted to common stock at the time of issuance.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards
No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not use derivative instruments, therefore the adoption of this statement will not have any effect on the Company's results of operations or its financial position.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. This statement is effective for fiscal years beginning after December 15, 1998. The Company does not expect this statement to have a material impact on its financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this report contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning the timing of availability and functionality of products under development, product mix, trends in average selling prices, the percentage of international sales and sales to strategic customers and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth below under "Factors That May Affect Results," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

The following information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Operating Results" on pages 18 through 26 of the Company's prospectus filed June 4, 1999 and "Factors That May Affect Results of Operations and Financial Condition" in this Quarterly Report on Form 10-Q.

OVERVIEW

         F5 is a leading provider of integrated Internet traffic management solutions designed to improve the availability and performance of mission-critical Internet-based servers and applications. We were incorporated on February 26, 1996 and began operations in April 1996. During the period from February 26, 1996 through September 30, 1996, we were a development stage enterprise and had no product revenues. Our operating activities during this period related primarily to developing our initial product, recruiting personnel, building our corporate infrastructure and raising capital.

         In July, 1997, we released our first version of our BIG/ip-Registered Trademark- Controller, and began to expand our operations. We increased our investments in research and development, marketing programs, domestic and international sales channels, customer support and services and our general and administrative infrastructure. Since June 30, 1997, we have:

         -    hired more than 150 employees;

         -    hired sales representatives in eight domestic locations;

         - hired professional services and customer support personnel in eight domestic locations;

         -    released several upgrades to BIG/ip;

         - released two new products our 3DNS-Registered Trademark-Controller and our see/IT-TM- Network Manager;

         - engaged sales representatives in the European and Asia Pacific markets; and

         - established distributor relationships with two international resellers.

         Our net revenues grew from $229,000 for the year ended September 30, 1997 to $4.9 million for the year ended September 30, 1998, and were $14.1 million for the nine months ended June 30, 1999. Currently, we derive approximately 73% of our revenues from sales of BIG/ip. One of our resellers, Exodus Communications, accounted for 21.7% of our net revenues for the nine months ended June 30, 1999 and 29.4% of our accounts receivable balance at June 30, 1999. In addition, we expect to derive a significant portion of our net revenues from sales of BIG/ip in the future.

         Net revenues derived from customers located outside of the United States were $15,000 in 1997, $172,000 in 1998 and $1.0 million for the nine months ended June 30, 1999. We currently are expanding our international operations significantly, particularly in selected countries in the European and Asia Pacific markets, because we believe international markets represent a significant growth opportunity. The expansion of our international operations will be subject to a variety of risks that could significantly harm our business and results of operations.

         Customers who purchase BIG/ip or 3DNS receive installation services and an initial customer support contract, typically covering a 12-month period. Customers may also purchase consulting services and renew their initial customer support contract. As of June 30, 1999, approximately 80% of our customers have renewed or anticipate renewing their initial customer support contract. Based on our limited operating history, it is difficult to predict what our rate of renewals will be in the future. We generally combine the software license, installation, and customer support elements of our products into a package for a single price. We allocate a portion of the sales price to each element of the bundled package based on their respective fair values when the individual elements are sold separately. Revenues from the license of software are recognized when the product has been shipped and the customer is obligated to pay for the product. Installation revenue is recognized when the product has been installed at the customer's site. Revenues for customer support are recognized on a straight-line basis over the service contract term. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses. Our ordinary payment terms to our customers are net 30 days, but we have extended payment terms beyond net 30 days to some customers. Estimated sales returns are based on historical experience by product and are recorded at the time revenues are recognized.

         We have incurred losses since our inception, and as of June 30, 1999, had an accumulated deficit of $12.1 million. Our success in growing net revenues depends on increasing our customer base and expanding our product line as well as continued growth of the emerging Internet traffic management market. Accordingly, we intend to continue to invest heavily in sales and marketing, promotion of the F5 brand, customer service and support, research and development, operating infrastructure and general and administrative staff to support our growth. As a result of these investments, we expect that our operating expenses will increase significantly and that we will continue to incur substantial operating losses for the foreseeable future. To achieve and maintain profitability we will need to increase our net revenues significantly. Although we have experienced rapid growth in net revenues in recent periods, we may not be able to sustain these growth rates or achieve or sustain profitability.

         We have recorded a total of $6.2 million of unearned compensation costs since our inception through June 30, 1999. These charges represent the difference between the exercise price and the deemed fair value of certain stock options granted to our employees and outside directors. These options generally vest ratably over a four-year period. We are amortizing these costs over the vesting period of the options and have recorded unearned compensation charges of $69,000 and $420,000 for the years ended September 30, 1997 and 1998, respectively, and $205,000 and $1.8 million for the nine months ended June 30, 1998 and 1999, respectively.

         We expect to recognize amortization expense related to unearned compensation of approximately $2.5 million, $1.8 million, $953,000 and $408,000 during the years ended September 30, 1999, 2000, 2001 and 2002, respectively. We cannot guarantee, however, that we will not accrue additional unearned compensation costs in the future.

         In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of net revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. This is particularly true of companies such as ours that operate in new and rapidly evolving markets.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items reflected in our Condensed Statements of Operations.

                                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                             JUNE 30,                 JUNE 30,
                                                                       --------------------     -------------------
                                                                         1999         1998        1999        1998
                                                                       -------       ------     -------      ------
                                                                                        (unaudited)
STATEMENT OF OPERATIONS DATA:
Net revenues:
    Products ...................................................          84.7%        81.2%      84.4%        85.1%
    Services ...................................................          15.3         18.8       15.6         14.9
                                                                        --------      ------     -------      ------
             Total net revenues ................................         100.0        100.0      100.0        100.0
                                                                        ---------   ----------  ---------    ---------
Cost of net revenues:
    Products ...................................................          21.5         25.4       21.9         23.3
    Services ...................................................           5.2         10.1        7.0          5.7
                                                                        ---------   ----------  ---------    ---------
             Total cost of net revenues ........................          26.7         35.5       28.9         29.0
                                                                        ---------   ----------  ---------    ---------
             Gross margin ......................................          73.3         64.5       71.1         71.0
                                                                        ---------   ----------  ---------    ---------
Operating expenses:
    Sales and marketing ........................................          52.7         95.9       64.8         81.8
    Research and development ...................................          19.3         45.9       27.1         35.5
    General and administrative .................................          12.5         22.0       15.3         23.1
    Amortization of unearned compensation ......................          10.0         10.0       12.8          6.9
                                                                        ---------   ----------  ---------    ---------
             Total operating expenses ..........................          94.5        173.8      120.0        147.3
                                                                        ---------   ----------  ---------    ---------
Loss from operations ...........................................         (21.2)      (109.3)     (48.9)       (76.3)
Interest income (expense), net .................................           1.3         (0.1)       1.3          0.7
                                                                        ---------   ----------  ---------    ---------
Net loss .......................................................         (19.9)%     (109.4)%    (47.6)%      (77.0)%
                                                                        ---------   ----------  ---------    ---------
                                                                        ---------   ----------  ---------    ---------

         NET REVENUES:

         Net revenues consist of sales of our products and services, which include software license and services. Services include revenue from service and support agreements provided as part of the initial product sale, sales of extended service and support contracts and consulting services.

         PRODUCT REVENUES. Product revenues increased by 593.6% from $929,000 for the three months ended June 30, 1998 to $6.4 million for the three months ended June 30, 1999. Product revenues increased by 367.7% from $2.5 million for the nine months ended June 30, 1998 to $11.9 million for the nine months ended June 30, 1999. This increase in product revenues was due primarily to an increase in the quantity of our products sold through our sales channels including the sales of our new products.

         SERVICE REVENUES. Service revenues increased by 440.0% from $215,000 for the three months ended June 30, 1998 to $1.2 million for the three months ended June 30, 1999. Service revenues increased by 395.0% from $444,000 for the nine months ended June 30, 1998 to $2.2 million for the nine months ended June 30, 1999. This increase was due primarily to an increase in the installed base of our products which resulted in increased revenues from service and support contracts.

         As our net revenue base increases, we do not believe we can sustain the percentage growth rates of net revenues that we have experienced historically.

         COST OF NET REVENUES:

         Cost of net revenues consists primarily of out-sourced hardware components and manufacturing, fees for third-party software products integrated into our products, manufacturing and service and support personnel and an allocation of our facilities and depreciation expenses.

         COST OF PRODUCT REVENUES. Cost of product revenues increased by 462.2%, from $291,000 for the three months ended June 30, 1998 to $1.6 million for the three months ended June 30, 1999 and decreased as a percentage of product revenues to 25.4% from 31.3%. Cost of product revenues increased by 343.1%, from $694,000 for the nine months ended June 30, 1998 to $3.1 million for the nine months ended June 30, 1999 and decreased as a percentage of product revenues to 25.9% from 27.4%. The increase in absolute dollars was due primarily to an increase in product revenues. The decrease in cost of product revenues as a percentage of higher utilization of manufacturing operations, including increased economies of scale achieved from an increase in production.

         COST OF SERVICE REVENUES. Cost of service revenues increased by 244.3%, from $115,000 for the three months ended June 30, 1998 to $396,000 for the three months ended June 30, 1999 decreased as a percentage of service revenues to 34.1% from 53.5%. Cost of service revenues increased by 476.6%, from $171,000 for the nine months ended June 30, 1998 to $986,000 for the nine months ended June 30, 1999 increased as a percentage of net service revenues from 38.5% to 44.9%. The increase in absolute dollars was due primarily to increases in service and support personnel.

         SALES AND MARKETING. Our sales and marketing expenses consist primarily of salaries, commissions and related benefits of our sales and marketing staff, costs of our marketing programs, including public relations, advertising and trade shows and an allocation of our facilities and depreciation expenses. Sales and marketing expenses increased by 265.5%, from $1.1 million for the three months ended June 30, 1998 to $4.0 million for the three months ended June 30, 1999. Sales and marketing expenses increased by 273.6%, from $2.4 million for the nine months ended June 30, 1998 to $9.1 million for the nine months ended June 30, 1999. This increase was due to an increase in sales and professional services personnel, increased commissions, and increased advertising and promotional activities. We expect to increase sales and marketing expenses in order to grow net revenues and expand our brand awareness.

         RESEARCH AND DEVELOPMENT. Our research and development expenses consist primarily of salaries and related benefits for our product development personnel and an allocation of our facilities and depreciation expenses. Research and development expenses increased by 179.2%, from $525,000 for the three months ended June 30, 1998 to $1.5 million for the three months ended June 30, 1999. Research and development expenses increased by 259.9%, from $1.1 million for the nine months ended June 30, 1998 to $3.8 million for the nine months ended June 30, 1999. This increase was due primarily to an increase in product development personnel. Our future success is dependent in large part on the continued enhancement of our current products and our ability to develop new, technologically advanced products that meet the sophisticated needs of our customers. We expect research and development expenses to increase in future periods.

         GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of salaries, benefits and related costs of our executive, finance, human resource and legal personnel, third-party professional service fees, and an allocation of our facilities and depreciation expenses. General and administrative expenses increased by 278.6% from $252,000 for the three months ended June 30, 1998 to $954,000 for the three months ended June 30, 1999. General and administrative expenses increased by 210.9% from $690,000 for the nine months ended June 30, 1998 to $2.1 million for the nine months ended June 30, 1999. This increase was due primarily to an increase in general and administrative personnel. We expect general and administrative expenses to increase as we expand our staff, further develop our information systems and incur costs associated with being a publicly held company.

         AMORTIZATION OF UNEARNED COMPENSATION. We recorded unearned compensation charges of $114,000 and $759,000 for the three months ended June 30, 1998 and 1999, respectively. For the nine months ended June 30, 1998 and 1999, we recorded unearned compensation charges of $205,000 and $1.8 million, respectively.

         INCOME TAXES. There was no provision for federal or state income taxes for any period as we have incurred operating losses since inception. As of September 30, 1998, we had approximately $4.6 million of net operating loss carryforwards for federal income tax purposes. Utilization of the net operating loss carryforwards may be subject to annual limitations due to the ownership change limitations contained in the Internal Revenue Code of 1986 and similar state provisions. Annual limitations may result in the expiration of the net operating losses before we can utilize them. The federal net operating loss carryforwards will expire at various dates beginning in 2011 through 2018 if we do not use them.

LIQUIDITY AND CAPITAL RESOURCES

         From our inception through May 1999, we financed our operations and capital expenditures primarily through the sale of approximately $12.4 million in equity securities. In June 1999 we completed an initial public offering of 2,860,000 shares of common stock and raised approximately $25 million, net of offering costs. F5 Networks is listed on the Nasdaq National Market under the symbol "FFIV."

         We have a $2.0 million working capital revolving line of credit with a lender that is collateralized by all of our accounts receivable and bears interest at the lender's prime rate plus one-half percent. This facility allows us to borrow up to the lesser of 75% of our eligible accounts receivable or $2.0 million. The agreement under which the line of credit was established contains certain covenants, including a provision requiring us to maintain specific financial ratios.

         Cash used in our operating activities was $1.7 million for the nine months ended June 30, 1998, and $3.9 million for the nine months ended June 30, 1999. These net cash outflows resulted from operating losses as well as increases in accounts receivable due to increased sales and other current assets and were partially offset by increases in accounts payable, accrued liabilities and deferred revenues.

         Cash used in investing activities was $1.5 million for the nine months end June 30, 1999, substantially all of which was used for the purchase of property and equipment. We expect capital expenditures to continue to increase through the end of 1999, due to the costs of expansion and expenditures for information systems and test equipment.

         As of June 30, 1999, our principal commitment consisted of obligations outstanding under operating leases. In July 1999, we agreed to lease an additional 8,000 square feet in a facility located in Seattle, Washington, for a term of 84 months. The annual cost of this additional lease is approximately $164,000, subject to annual adjustments. Although we have no other material commitments, we anticipate a substantial increase in our capital expenditures and lease commitments consistent with anticipated growth in our operations, infrastructure and personnel. In the future we may also require a larger inventory of products in order to provide better availability to customers and achieve purchasing efficiencies.

         We do not hold derivative financial instruments or equity securities in our investment portfolio. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 20% of the total portfolio with the exception of treasury securities, commercial paper, and money market funds, which are exempt from size limitation. The policy limits all short-term investments to mature in two years or less, with the average maturity being one year of less. These securities are subject to interest rate risk and will decrease in value if interest rates increase.

YEAR 2000 READINESS DISCLOSURE

         BACKGROUND OF YEAR 2000 ISSUES. Many currently installed computer and communication systems and software products are unable to distinguish 21st century dates from 20th century dates. This situation could result in system failures or miscalculations causing business disruptions. As a result, many companies' software and computer and communications systems may need to be upgraded or replaced to become Year 2000 compliant.

         OUR PRODUCT TESTING AND LICENSING. We have tested all of our current products for Year 2000 compliance. We derived our testing method from our review and analysis of the Year 2000 testing practices of other software vendors, relevant industry Year 2000 compliance standards and the specific functionality and operating environments of our products. The tests are run on all supported platforms for each current release of our product and include testing for date calculations and internal storage of date information with test numbers starting in 1999 and going beyond the Year 2000. Based on these tests, we believe our products to be Year 2000 compliant with respect to date calculations and internal storage of date information.

         CUSTOMER CLAIMS. We may be subject to customer claims to the extent our products fail to operate properly as a result of the occurrence of the date January 1, 2000. Liability may result to the extent our products are not able to store, display, calculate, compute and otherwise process date-related data. We could also be subject to claims based on the failure of our products to work with software or hardware from other vendors.

         OUR EXTERNAL VENDORS. We periodically verify Year 2000 compliance by external vendors that supply us with material software and information systems and communicated with our significant suppliers to determine their Year 2000 readiness. As part of our assessment, we periodically evaluate the level of validation we require of third parties to ensure their year 2000 readiness. To date, we have not encountered any material Year 2000 problems with software and information systems provided to us by third parties.

         OUR INTERNAL SYSTEMS. We periodically review our internal management information and other systems to identify any products, services, or systems that may not be Year 2000 compliant and to take corrective action when required. To date, we have not encountered any material Year 2000 problems with our computer systems or any other equipment that might be subject to such problems.

         COSTS OF ADDRESSING YEAR 2000 COMPLIANCE. Based on our preliminary evaluations, we do not believe we will incur significant expenses or be required to invest heavily in computer system improvements to be Year 2000 compliant. We do not believe the cost of remediation for Year 2000 non-compliance issues identified to date will exceed $50,000. However, significant uncertainty exists concerning the potential costs and effects associated with Year 2000 compliance. Any Year 2000 compliance problem experienced by us or our customers could decrease demand for our products which could seriously harm our business and results of operations.

         CONTINGENCY PLANNING. We are formulating a contingency plan at this time but expect to have specific contingency plans in place prior to November 30, 1999.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Our limited operating history makes it difficult to evaluate our prospects.

         We were founded in February 1996 and have a limited operating history, which makes an evaluation of our prospects difficult. Because of our limited operating history, we have limited insight into trends that may emerge and affect our business. In addition, the revenues and income potential of our business and market are unproven. An investor in our common stock must consider the challenges, expenses and difficulties we face as an early stage company in a new and rapidly evolving market.

Our quarterly operating results are volatile and may cause our stock price to fluctuate.

         Our quarterly operating results have varied significantly in the past and will vary significantly in the future, which makes it difficult for us to predict our future operating results. In particular, we anticipate that the size of customer orders may increase as we continue to focus on larger business accounts and sales to governmental entities. A delay in the recognition of revenue, even just one account, may have a significant negative impact on our results of operations for a given period. In the past, a significant portion of our sales have been realized near the end of a quarter. Accordingly, a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter. Furthermore, we base our decisions regarding our operating expenses on anticipated revenue trends, and our expense levels are relatively fixed. Consequently, if revenue levels fall below our expectations, our net income (loss) will decrease (increase) because only a small portion of our expenses vary with our revenues.

         We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance. Our operating results will likely be below the expectations of securities analysts and investors in some future quarter or quarters. Our failure to meet these expectations will likely seriously harm the market price of our common stock.

We have incurred losses and we expect to incur significant future operating expenses and losses.

       We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses of $330,000 for the period from February 26, 1996, inception, to September 30, 1996, $1.5 million for the year ended September 30, 1997 and $3.7 million for the year ended September 30, 1998. As of June 30, 1999, we had an accumulated deficit of $12.1 million, and we expect to incur significant losses in the future.

       We intend to substantially increase our operating expenses. As a result, we will need to generate significant increases in our quarterly net revenues to achieve and maintain profitability. Although our net revenues have grown in recent quarters, we may not be able to sustain these growth rates or achieve or sustain profitability. Our failure to achieve and sustain profitability will seriously harm our business and results of operations.

Our success depends on sales of our BIG/ip-Registered Trademark- Controller.

       We currently derive approximately 73% of our net revenues from sales of our BIG/ip Controller. In addition, we expect to derive a significant portion of our net revenues from sales of BIG/ip in the future. Implementation of our strategy depends upon BIG/ip being able to solve critical network availability and performance problems of our customers. If BIG/ip is unable to solve these problems for our customers, our business and results of operations will be seriously harmed.

Our success depends on our timely development of new products and features.

       We expect the Internet traffic management market to be characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We are currently developing our global/SITE-TM- Controller and new features for our existing products. We expect to continue to develop new products and new product features in the future. If we fail to develop and deploy new products and new product features on a timely basis, our business and results of operations may be seriously harmed.

We may not be able to compete effectively in the emerging Internet traffic management market.

       Our markets are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors in the Internet traffic management market include Cisco Systems, Alteon Networks, ArrowPoint Communications, HydraWeb Technology, RadWare and Resonate. We expect to continue to face additional competition as new participants enter the Internet traffic management market. In addition, larger companies with significant resources, brand recognition and sales channels may form alliances with or acquire competing Internet traffic management solutions and emerge as significant competitors. Potential competitors may bundle their products or incorporate an Internet traffic management component into existing products in a manner that discourages users from purchasing our products. Potential customers may also choose to purchase additional servers instead of our products.

We may not be able to support our rapid growth effectively.

       Since the introduction of our product line, we have experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on all of our resources. From September 30, 1997 to June 30, 1999, we increased the number of our employees from 20 to 151. We expect our growth to continue to strain our management, operational and financial resources. For example, we may not be able to install adequate financial control systems in an efficient and timely manner, and our current or planned information systems, procedures and controls may be inadequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management and our internal resources. Our inability to manage growth effectively may seriously harm our business and results of operations.

Our expansion into international markets may not succeed.

       We intend to expand into international markets. We have only limited experience in marketing, selling and supporting our products internationally. International sales represented 6.6% of our net revenues for the year ended September 30, 1997, 3.5% for the year ended September 30, 1998 and 7.1% for the nine months ended June 30, 1999. We have engaged sales personnel in the United Kingdom, Germany, Singapore and Australia. Our continued growth will require further expansion of our international operations in selected countries in the European and Asia Pacific markets. If we are unable to expand our international operations successfully and in a timely manner, our business and results of operations may be seriously harmed. Such expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally.

We may not be able to sustain or develop new distribution relationships.

       Our sales strategy requires that we establish multiple distribution channels in the United States and internationally through leading industry resellers, original equipment manufacturers, systems integrators, Internet service providers and other channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. One of our resellers, Exodus Communications, accounted for 23.1% and 21.7% of our net revenues for the three and nine months ended June 30, 1999, respectively. Our inability to effectively establish our indirect sales channels may seriously harm our business and results of operations.

Our success depends on our ability to attract, train and retain qualified marketing and sales, professional services and customer support personnel.

       Our products require a sophisticated marketing and sales effort targeted at several levels within a prospective customer's organization. We have recently expanded our sales force and plan to hire additional sales personnel for direct sales and to develop leads for our indirect sales channels. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. Our inability to retain and hire qualified sales personnel may seriously harm our business and results of operations.

       We currently have a small professional services and customer support organization and will need to increase our staff to support new customers and the expanding needs of existing customers. The installation of Internet traffic management solutions, the integration of these solutions into existing networks and the ongoing support can be complex. Accordingly, we need highly-trained professional services and customer support personnel. Hiring professional services and customer support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of our products. Our inability to attract, train or retain the number of highly qualified professional services and customer support personnel that our business needs may seriously harm our business and results of operations.

We depend on our key personnel and the loss of any key personnel may harm our business and results of operations.

       Our success depends to a significant degree upon the continued contributions of our key management, product development, sales and marketing and finance personnel, many of whom will be difficult to replace. In particular, we rely on our President and Chief Executive Officer, Jeffrey Hussey. The loss of services of any of our key personnel, especially the services of Mr. Hussey, may seriously harm our business and results of operations. We do not have employment contracts with any of our key personnel.

It is difficult to predict our future operating results because we have an unpredictable sales cycle.

       We are unable to predict our sales cycle because we have limited experience selling our products. Historically, our sales cycle has ranged from approximately two to three months. Sales of BIG/ip, 3DNS and our see/IT-TM-Network Manager require us to educate potential customers on their use and benefits. The sale of our products is subject to delays from the lengthy internal budgeting, approval and competitive evaluation processes that large corporations and governmental entities may require. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to testing our products before they decide whether or not to purchase. Customers may also defer orders as a result of anticipated releases of new products or enhancements by us or our competitors. As a result, our products have an unpredictable sales cycle that contributes to the uncertainty of our future operating results.

The average selling prices of our products may decrease, which may negatively impact gross profits.

       We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors or other factors. Therefore, in order to maintain our gross profits, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our product costs. Our failure to do so will cause our net revenue and gross profits to decline, which will seriously harm our business and results of operations. In addition, we may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices.

Our business may be harmed if our contract manufacturers are not able to provide us with adequate supplies of our products.

       We rely on third party contract manufacturers to assemble our products. We outsource the manufacturing of our pre-configured, industry-standard hardware platforms to primarily two contract manufacturers, Micro Standard Distributors and Unisoft, who assemble these hardware platforms to our specifications. The inability of our contract manufacturers to provide us with adequate supplies of our products or the loss of one or more of our contract manufacturers may cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and may seriously harm our business and results of operations.

         If the demand for our products grows, we will need to increase our material purchases, contract manufacturing capacity and internal test and quality functions. Any disruptions in product flow may limit our revenue, may seriously harm our competitive position and may result in additional costs or cancellation of orders by our customers.

Our business could suffer if there are any interruptions or delays in the supply of hardware components from our third-party sources.

         We currently purchase several hardware components used in the assembly of our products from limited sources. Lead times for these components vary significantly. Any interruption or delay in the supply of any of these hardware components, or the inability to procure a similar component from alternate sources at acceptable prices within a reasonable time, will seriously harm our business and results of operations.

Undetected software errors may seriously harm our business and results of operations.

       Software products frequently contain undetected errors when first introduced or as new versions are released. We have experienced these errors in the past in connection with new products and product upgrades. We expect that these errors will be found from time to time in new or enhanced products after commencement of commercial shipments. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. We may also be subject to liability claims for damages related to product errors. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. A material product liability claim may seriously harm our business and results of operations.

       Our products must successfully operate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of software errors, whether caused by our products or another vendor's products, may result in the delay or loss of market acceptance of our products. The occurrence of any of these problems may seriously harm our business and results of operations.

We may not adequately protect our intellectual property and our products may infringe on the intellectual property rights of third parties.

       We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. In addition, we have not entered into non-competition agreements with several of our former employees.

       From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights claims or initiate litigation against us or our contract manufacturers, suppliers or customers with respect to existing or future products. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business and results of operations may be seriously harmed.

Our failure and the failure of our key suppliers, manufacturers and customers to be Year 2000 compliant may negatively impact our business and results of operations.

         The Year 2000 computer issue creates a significant risk for us in at least four areas:

         -    potential warranty or other claims arising from our products;

         -    systems we use to run our business;

         -    systems used by our suppliers and contract manufacturers; and

         - the potential reduced spending by other companies on Internet traffic management solutions as a result of significant information systems spending on Year 2000 remediation or to limit additional changes to their systems during the current year.

       A failure in any of these areas to be Year 2000 compliant may seriously harm our operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Readiness

Disclosure."

Laws relating to encrypted software may limit the marketability of our products.

       The encryption technology contained in our products is subject to United States export controls. These export controls limit our ability to distribute encrypted software outside of the United States and Canada. While we take precautions against unlawful exportation, this exportation inadvertently may have occurred in the past or may occur from time to time in the future, subjecting us to potential liability and serious harm. We may also encounter difficulties competing with non-United States producers of products containing encrypted software, who may both import their products into the United States and sell products overseas.

CAUTIONARY STATEMENT

       This Item and other Items in this Report include "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, about the Company's financing, strategy, network deployment, operations and third party services. The Company cautions investors that any such statements made by the Company are not guarantees of future performance. Known and unknown risks, uncertainties, and other factors, including without limitation, availability of additional financial resources and capital requirements, customer demand, technological risks, need for definitive agreements, the ability to meet financing conditions, management of growth, competition and government regulation may cause actual results to differ materially from the future results implied or expressed in the forward looking statements. Additional information about the most significant of such factors is identified in Exhibit 99 to the Company's Registration Statement on Form S-1 (File No. 333-75817) filed with the SEC on June 4, 1999. The Company does not undertake to update or revise its forward-looking statements publicly even if experience or future changes make it clear that any projected results expressed or implied herein will not be realized.

                                     PART II
                                OTHER INFORMATION


ITEM 2. Changes in Securities and Use of Proceeds

       The Company's registration statement (No. 333-75817) under the Securities Act of 1933, as amended, for its initial public offering of common stock became effective on June 4, 1999. The Company sold a total of 2,860,000 shares to an underwriting syndicate. The managing underwriters were Hambrecht & Quist, BancBoston Robertson Stephens and Dain Rauscher Wessels. The offering commenced on June 4, 1999 and was completed on June 9, 1999. An additional 140,000 of shares of common stock were sold on behalf of a selling shareholder as part of the initial public offering. Offering proceeds to the Company, net of aggregate expenses of approximately $1.0 million, were approximately $25 million.

       The Company has used all of the net offering proceeds for the purchase of temporary investments consisting of cash and cash equivalents. The Company has not used any of the net offering proceeds for construction of plant, building or facilities, purchases of real estate, acquisition of other businesses, or repayment of indebtedness. None of the net offering proceeds were paid directly or indirectly to directors, officers, or general partners of the Company or their associates, persons owning 10% or more of any class of the Company's securities, or affiliates of the Company.

ITEM 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits:

               27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements).

           (b) Reports on Form 8-K:

               No reports on Form 8-K were filed by the Company during the period ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this ___ day of August, 1999.

                                    F5 Networks, Inc.
                                    (Registrant)

                                    By: /s/ Robert J. Chamberlain
                                    -----------------------------
                                    Robert J. Chamberlain
                                    Chief Financial Officer

                                    (Duly Authorized Officer and
                                    Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit

Index          Title
-----          -----

27.1           Financial Data Schedule