Form 10-K
period 1999-09-30
F5 NETWORKS INC
filed 1999-12-28
CIK 1048695

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        COMMISSION FILE NUMBER 000-26041
                               F5 NETWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  WASHINGTON                                     91-1714307
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

                        200 FIRST AVENUE WEST, SUITE 500
                           SEATTLE, WASHINGTON 98119
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (206) 505-0800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of November 30, 1999, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $1,342,333,105 based on the closing sales price of the Registrant's Common Stock on the Nasdaq National Market.

As of November 30, 1999, the number of shares of the Registrant's Common Stock outstanding was 21,003,980.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement relating to its 2000 annual meeting of shareholders, to be held on February 17, 2000, are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               F5 NETWORKS, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                  PART I.
Item 1.   Business....................................................     3
Item 2.   Properties..................................................    12
Item 3.   Legal Proceedings...........................................    12
Item 4.   Submission of Matters to a Vote of Securities Holders.......    12
                                  PART II.
Item 5.   Market For Registrant's Common Stock and Related Shareholder
            Matters...................................................    13
Item 6.   Selected Financial Data.....................................    14
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    15
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...    27
Item 8.   Financial Statements and Supplementary Data.................    28
                                 PART III.
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................    47
Item 10.  Directors and Executive Officers of the Registrant..........    47
Item 11.  Executive Compensation......................................    47
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................    47
Item 13.  Certain Relationships and Related Transactions..............    47
                                  PART IV.
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................    47

                                     PART I

ITEM 1. BUSINESS.

DESCRIPTION OF BUSINESS

     F5 is a leading provider of integrated Internet traffic and content management solutions designed to improve the availability and performance of mission-critical Internet-based servers and applications. Our products monitor and manage local and geographically dispersed servers and intelligently direct traffic to the server best able to handle a user's request. Our products are designed to help prevent system failure and provide timely responses to user requests and data flow. Our BIG/ip(R) and 3DNS(R)Controllers, when combined with our see/IT(TM) Network Manager and global/SITE(TM) Controller, help organizations optimize their network server availability and performance and cost-effectively manage their Internet infrastructure. Our solutions are used by organizations who rely on the Internet as a fundamental component of their business. Our customers include Internet service providers, such as Exodus Communications, Frontier GlobalCenter, PSINet, and MCI WorldCom, e-commerce companies, and many other organizations that employ high-traffic Internet sites.

     Certain statements under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," and elsewhere in this report are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors."

INDUSTRY BACKGROUND

     The Internet has emerged as a critical commerce and communications platform for businesses and consumers worldwide. International Data Corporation estimates that there were approximately 100 million Internet users at the end of 1998 and anticipates this number will grow to approximately 320 million by 2002. This dramatic growth in the number of Internet users coupled with the increased availability of powerful new tools and equipment that enable the development, processing and distribution of data across the Internet have led to a proliferation of Internet-based applications and services, such as e-commerce, e-mail, electronic file transfers and online interactive applications. At the same time that the number of users of, and uses for, the Internet has increased significantly, the complexity and volume of Internet traffic has increased dramatically.

     As a result of the Internet's growing popularity and capabilities, numerous businesses have come to rely on it as a fundamental commerce and communications tool. For example, a growing number of organizations, such as Web hosting and e-commerce companies, rely primarily on the Internet to transact business. In addition, many businesses are using the Internet to deploy mission-critical business applications in browser-based intranet and extranet computing environments. Failure to deliver the expected availability and performance for these Internet-based applications can result in a significant cost to the organization.

     This widespread proliferation in the use and importance of the Internet has strained many organizations' network infrastructures. In order to support the dramatic increases in Internet use and traffic, many organizations have aggressively expanded network server capacity. Network infrastructures are further strained by unpredictable traffic, the complexity of the network environment and the increased variety of data, including multimedia components and video clips. In this environment, organizations often deploy multiple servers in a group, or array, which contains individual application-specific servers or redundant servers that operate together as a virtual large server. Server arrays can reduce single points of failure and be a cost-effective way to increase the potential capacity of the system by providing the flexibility to add additional servers to the array as needed. The practice of deploying server arrays in geographically dispersed sites to help prevent system failure and direct traffic more efficiently is also a growing trend.

     While additional servers, redundant server configurations and geographically dispersed server sites help address an organization's rapidly increasing traffic, they also increase the organization's need for sophisticated Internet traffic and content management tools to help manage the availability and performance of its servers and applications. For optimal server array performance, intelligent devices are required to direct traffic and synchronize content across local and geographically dispersed servers. These intelligent devices identify which server, whether local or remote, is best able to handle user requests.

     Most currently available Internet traffic and content management products are extensions to hardware-based routers, which lack the robust functionality required to support current mission-critical Internet-based servers and applications. These products are typically not designed to address application availability, nor do they meet the manageability and scalability required by organizations who depend on the Internet as a fundamental commerce and communications tool. As a result, we believe that traditional traffic management products do not adequately address the need to manage traffic and content flows and ensure the availability of mission-critical servers and applications in the rapidly changing Internet environment.

F5 SOLUTION

     We develop, market and support cost-effective, integrated Internet traffic and content management solutions designed to ensure that mission-critical Internet-based servers and applications are continuously available and perform reliably. Our products monitor and manage locally and geographically dispersed servers and intelligently direct traffic to the server best able to handle the user request. We believe that our products deliver Internet quality control by providing the following key benefits:

     High system availability. Our integrated suite of products works with servers deployed in a redundant server array over a local or wide area network to enhance network performance and reduce single points of failure. Our solutions continuously monitor network performance to enable real-time detection of server, application and content degradation or failure. Based on this information, our solutions automatically direct user requests to functioning servers and applications. Our products also enable network administrators to deploy new servers and take individual servers offline for routine maintenance without disrupting service to end users.

     Increased performance. Our products provide a significant performance improvement over other current approaches. Our solutions monitor server and application response time and verify content. This information is used to intelligently direct user requests to the server with the fastest response time. By intelligently allocating traffic throughout the network, our solutions reduce server overload conditions that may cause performance degradation.

     Cost-effective scalability. Our solutions enable more efficient utilization of existing server capacity by intelligently allocating traffic among servers. This capability allows organizations to optimize the capacity of existing servers and, as traffic volume dictates, cost-effectively expand server capacity through incremental additions of relatively low cost servers rather than upgrading to larger, more expensive servers. Our solutions can be used with multiple heterogeneous hardware platforms, allowing organizations to protect their investments in their legacy hardware installations as well as integrate future hardware investments.

     Easier network manageability. Our products collect information that can be used to facilitate network management and planning from a central location. Leveraging our products' strategic location in the network, our solutions collect data that is crucial for traffic analysis and apply proprietary trend and analysis tools that synthesize this data so that network managers can forecast network requirements more accurately. In addition, we are in the process of developing solutions to automatically synchronize content across remote locations, thereby helping to ensure users access to the same content regardless of server location.

     Enhanced network control. Our solutions enable organizations to prioritize and arrange network traffic based on user-defined criteria to meet their specific needs. For example, our products may be configured to utilize the most cost-efficient communication links or, alternatively, to achieve the most rapid response time.

STRATEGY

     Our objective is to be the leading provider of integrated Internet traffic and content management solutions designed to optimize network server availability and performance. Key components of our strategy include:

     Offer a complete Internet traffic and content management solution. We plan to continue expanding our existing suite of products to provide a complete Internet traffic and content management solution that further optimizes the availability and performance of network servers and applications. To further support our suite of products, we intend to continue to invest in our professional services group to provide the installation, training and support services required to help our customers optimize their use of our Internet traffic and content management solutions.

     Invest in technology to continue to meet customer needs. We continue to invest in research and development to provide our customers with complete Internet traffic and content management solutions that meet their needs. Our current technology platform has been designed to quickly and easily expand the features and functionalities of our suite of products as well as develop additional products that address the complex and changing needs of our customers. We are also in the process of developing specialized software modules that will allow our customers to purchase products with specific features based on their specific requirements.

     Expand sales channels and geographic scope of sales. We continue to invest significant resources in the expansion of our direct sales force and further development of our indirect sales channels. In addition to maintaining a strong direct sales force, we are expanding our indirect sales channels through leading industry resellers, original equipment manufacturers, systems integrators, Internet service providers and other channel partners. Furthermore, we are expanding sales of our Internet traffic and content management solutions to government entities. We are also aggressively developing our direct and indirect international sales capabilities, particularly in selected countries in the European and Asia Pacific markets.

     Build and expand relationships with strategic partners. We capitalize on products, technologies and channels that may be available through partners. We currently have an OEM relationship with Cabletron and a licensing agreement for our BIG/ip load-balancing technology with Extreme Networks. We continue to seek relationships with partners that will enable us to increase the market opportunity for our products and technologies.

     Leverage our market leadership to continue to build the F5 brand. We continue building brand awareness that positions us as one of the leading providers of Internet traffic and content management solutions. Our goal is for the F5 brand to be synonymous with superior network performance, high quality customer service and ease of use. To achieve these objectives, we continue to invest in a broad range of marketing programs, including active tradeshow participation, advertising in print publications, direct marketing, high-profile Web events and our Internet site.

     Pursue strategic acquisitions. We may selectively pursue strategic acquisitions for products and technologies that will complement or expand our existing Internet traffic and content management solutions.

PRODUCTS AND TECHNOLOGY

     We have developed BIG/ip, 3DNS, see/IT(TM) and our global/SITE(TM) Controller as a suite of Internet traffic and content management products that facilitate high performance, high availability and scalable access to network server arrays located at a single site or across multiple, geographically dispersed sites. Our suite of products helps to ensure that Web servers can respond to ever-increasing Internet traffic. The following is a summary of our products currently available:

          PRODUCT NAME                        DESCRIPTION             INTRODUCTION DATE
          ------------             ---------------------------------  -----------------
BIG/ip(R) Controller.............  Intelligent load balancer for      July 1997
                                   local area networks
3DNS(R) Controller...............  Intelligent load balancer for      September 1998
                                   wide area networks
see/IT(TM) Network Manager.......  Traffic analysis and network       April 1999
                                   management software application
                                   for BIG/ip and 3DNS
global/SITE(TM) Controller.......  File replication and               October 1999
                                   synchronization controller for
                                   managing content across
                                   geographically dispersed Internet
                                   sites

     BIG/ip Controller. BIG/ip is an intelligent local management appliance consisting of our proprietary software, which we load on a pre-configured, industry-standard hardware platform. Situated between a network's routers and server array, BIG/ip continuously monitors the array of local servers to ensure application availability and performance and automatically directs user requests to the server best able to handle these requests. By quickly detecting application, server and network failures and directing service toward those servers and applications that are functioning properly, BIG/ip is designed to help prevent system failure and provide timely responses to user requests and data flow. BIG/ip offers a comprehensive choice of loadbalancing algorithms that enables an organization to choose a load-balancing configuration that best suits its particular needs. Additionally, BIG/ip actively queries and checks content received from applications, thereby helping to ensure the quality of Web content. Thus, if a server and application are responding to users' requests with incorrect content, BIG/ip redirects requests to those servers and applications that are responding properly.

     BIG/ip is compatible with any system that uses the standard Internet communication method, also known as Internet protocol or IP, and can operate with multiple, heterogeneous hardware platforms. This enables organizations to leverage their existing infrastructure without limiting their options to meet future network needs. BIG/ip supports a wide variety of network protocols, including Web, e-mail, audio, video, database and file transfer protocol, which is the standard method of transferring files over the Internet. BIG/ip also manages traffic for network devices such as firewalls that prevent unauthorized access to a network system, cache servers that store frequently accessed Web content and multimedia servers to help provide reliable content availability for end users. BIG/ip's ability to intelligently distribute traffic across server arrays reduces the need for increasingly larger and more expensive servers to accommodate increases in network traffic. This configuration also reduces the single point of failure inherent with a single large server and allows for the orderly addition of new servers or the routine maintenance or upgrades of servers without disrupting service to the end user.

     Additional BIG/ip features include:

     - Secure sockets layer session persistence enables server arrays to support e-commerce and other applications in a secure, cost-effective and scalable environment.

     - Secure server protection protects against unauthorized use of the network server array.

     - Rate shaping allows priority levels to be assigned to specific types of traffic.

     - Packet filtering enables content providers to direct network traffic to servers based on user-definable criteria for increased network security and performance.

     - BIG/config, a simple point-and-click browser-based installation and configuration tool, facilitates remote monitoring and administration of the network in a secure environment.

     3DNS Controller. 3DNS is an intelligent wide area traffic management appliance that manages and distributes user requests across wide area networks. 3DNS consists of our proprietary software, which we load on a pre-configured, industry-standard hardware platform. Like BIG/ip, 3DNS functions with multiple heterogeneous hardware platforms and supports a wide variety of network protocols, including Web, e-mail, audio, video, database and file transfer protocol, and manages traffic for network devices such as firewalls, cache servers and multimedia servers.

     When an end-user request is received from a local domain name server or DNS, 3DNS collects network information and communicates with each BIG/ip in the network to determine the server array with the fastest response time. 3DNS then sends the request to the BIG/ip at this server array, and the BIG/ip then directs the request to the individual server best able to handle it. Although organizations can deploy a single 3DNS in their network configuration, multiple 3DNS Controllers are often deployed within the network to provide redundancy to help ensure network availability and performance for end users.

     Additional 3DNS features include:

     - Dynamic load balancing optimizes use of available network resources across wide area networks.

     - User-defined production rules allow organizations to pre-configure traffic distribution decisions according to their specific user requirements.

     - Secure server protection offers security features for wide area networks similar to those BIG/ip provides for local area networks.

     - BIG/config, a simple point-and-click browser-based installation and configuration tool, facilitates remote monitoring and administration of the network in a secure environment.

     see/IT Network Manager. see/IT is a software application that communicates with BIG/ip and 3DNS to help improve the management and functionality of an organization's network servers. see/IT, which runs on an NT server, uses real-time data collected by BIG/ip and 3DNS to perform crucial traffic analysis management functions. Furthermore, by reviewing historical patterns, network administrators can build predictive models and forecast usage, which helps them to intelligently plan and budget for additional server and bandwidth capacity. see/IT integrates the BIG/config software module that comes pre-loaded with BIG/ip and 3DNS and consists of the following two additional Internet browser-based modules:

     - see/IT now is a real-time monitoring tool that displays key data on network traffic in easy-to-read graphical illustrations, thereby enabling network administrators to quickly obtain information regarding network and server performance, including data about server status and traffic, number of connections, active and inactive IP addresses and the availability of individual applications.

     - see/IT coming is a forward-looking trend and analysis tool that uses the information generated by BIG/picture to project future network and server needs. Network managers and system administrators can use this tool to create "what if ? " scenarios to help forecast the need for additional servers, interface upgrades and other network capacity requirements.

     global/SITE Controller. global/SITE, a global data management solution has been designed to help organizations automate publishing, distribution and synchronization of file-based content and applications to local and geographically dispersed Internet sites. global/SITE was developed to work with our other products to provide an integrated Internet traffic and content management solution. global/SITE consists of our proprietary software, which is loaded on a preconfigured, industry-standard hardware platform and was developed to intelligently deploy both program and data files to arrays of heterogeneous Web servers. global/ SITE's configuration database will allow administrators to define standard rules for content deployment as well as accommodate unique content distribution events as needed.

PRODUCT DEVELOPMENT

     We believe that our future success depends on our ability to build upon our current technology platform, expand the features and functionalities of our suite of Internet traffic and content management products and develop additional products that maintain our technological competitiveness. Our product development group, which is divided along product lines, employs a standard process for the design, development, documentation and quality control of our Internet traffic and content management solutions. Each product line is headed by a lead architect, who is responsible for developing the technology behind the product. To help develop the technology, the lead architects work closely with our customers to better understand their requirements. Each line also has a product manager, who ensures that the team develops and delivers a product that satisfies our customers' needs. Software engineers who help design and build the products, and technicians, who perform test engineering, configuration management, quality assurance and documentation functions, complete our product development teams. The test engineering team evaluates the overall quality of our products and determines whether they are ready for release.

     Our product development expenses for fiscal 1999, 1998 and 1997 were $5.6 million, $1.8 million and $569,000, respectively. We expect our product development expenses to increase as we hire additional research and development personnel to develop new products and upgrade our existing ones.

CUSTOMERS

     Our target customers include Internet service providers, companies with e-commerce sites and high-traffic Internet or intranet Web sites. We have sold our products directly or through resellers, including Exodus Communications and Frontier GlobalCenter, to over 750 end-customers as of September 30, 1999. Our largest reseller, Exodus Communications, accounted for 22% of our net revenues for the year ended September 30, 1999.

SALES AND MARKETING

     We market and sell our Internet traffic and content management solutions through a direct sales force in the United States, the United Kingdom, the Netherlands and Australia, as well as through domestic and international channel partners. We plan to continue investing significant resources to expand our direct sales force and further develop our indirect sales channels by developing relationships with leading industry resellers, original equipment manufacturers, systems integrators, Internet service providers and other channel partners. Typically, our agreements with our channel partners are not exclusive and do not prevent our channel partners from selling competitive products. These agreements typically have terms of one or two years with no obligation to renew, and typically do not provide for exclusive sales territories or minimum purchase requirements.

     We believe there is a sales opportunity for our suite of products internationally. In September 1999, we established a foreign subsidiary in the United Kingdom, and may establish additional subsidiaries overseas in the future.

     Exodus and Frontier GlobalCenter account for most of our indirect sales. We are in the process of seeking channel partners for our products in the United States and selected countries in the European and Asia Pacific markets. We have increased, and plan to further increase, the number of individuals focused on sales to government entities, and are developing strategic relationships that will help facilitate these sales.

     Our regional sales managers are responsible for direct customer contact and are located in Seattle, San Francisco, Los Angeles, Dallas, Chicago, Boston, Detroit, New York, Atlanta, Washington, D.C., the United Kingdom, the Netherlands, Japan, Singapore and Australia. Our inside sales managers generate and qualify leads for our regional sales managers and help manage accounts by serving as a liaison between our field and internal corporate resources. Our field systems engineers also support our regional sales managers by participating in joint sales calls and providing pre-sale technical resources as needed.

     We plan to continue building strong brand awareness to leverage the value of our Internet traffic and content management products and professional services in the marketplace. We believe brand visibility is a key factor in increasing customer awareness, and our goal is for the F5 brand to be synonymous with superior performance, high quality customer service and ease of use. We market our products and services through a broad range of marketing programs, including active tradeshow participation, advertising in print publications, direct marketing, high-profile Web events and our Internet site. Our marketing programs are focused on creating awareness of our Internet traffic and content management solutions and services and are targeted at information technology professionals such as chief information officers.

PROFESSIONAL SERVICES AND TECHNICAL SUPPORT

     We believe that our ability to consistently provide high-quality customer service and support will be a key factor in attracting and retaining customers. Prior to the installation of our Internet traffic and content management solutions, our professional services team works with organizations to analyze and understand their special network needs. They also make recommendations on how to integrate our solutions to best utilize our product features and functionality to support their unique network environment. Once our customers purchase our products, we go on-site to help with installation and provide an initial training session to help our customers make use of the functionality built into our products.

     Our technical support team provides remote support through a 24x7 help desk. Our technical support team also assists our customers with online updates and upgrades. We also offer seminars and training sessions for our customers on the configuration and use of our products, including local and wide area network system administration and management. In addition, we provide a full range of consulting services to our customers, including comprehensive network management, documentation and performance analysis and capacity planning to assist in predicting future network requirements.

MANUFACTURING

     We outsource the manufacturing of our pre-configured, industry-standard hardware platforms to primarily three contract manufacturers, who assemble these hardware platforms to our specifications. These platforms consist primarily of an Intel-based computing platform, rack-mounted enclosure system and custom-designed front panel. We install our proprietary software onto the hardware platforms and conduct functionality testing, quality assurance and documentation control prior to shipping our products. Subcontractors supply our contract manufacturers with the standard parts and components for our products, which consist primarily of motherboards, reboot cards and chassis for our products, although recently we have begun to stock certain key components. Generally purchase commitments with our limited source suppliers are on a purchase order basis.

COMPETITION

     Our markets are new, rapidly evolving and highly competitive, and we expect this competition to persist and intensify in the future. We compete in the Internet traffic and content management market primarily on the basis of price, service, warranty and product performance. Our principal competitors in the Internet traffic and content management market include Cisco Systems, Alteon WebSystems, ArrowPoint Communications, RadWare and Resonate.

     Cisco Systems has a product offering similar to ours and holds the dominant share of the market. Cisco has a longer operating history and significantly greater financial, technical, marketing and other resources than we do. Cisco also has a more extensive customer base and broader customer relationships including relationships with many of our current and potential customers that could be leveraged. In addition, Cisco has significantly more established customer support and professional services organizations and a more extensive direct sales force and sales channels than we do. Cisco and our other competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. In addition, these companies may adopt aggressive pricing policies to gain market share. As a result, we may not be able to maintain a competitive position against current or future competitors. Our failure to maintain and enhance our competitive position within the market may seriously harm our business and results of operations.

INTELLECTUAL PROPERTY

     We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We currently do not have any issued patents but have six applications pending for various aspects of our technology. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to, and distribution of, our software, documentation and other proprietary information. However, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology.

     We incorporate software that is licensed from several third party sources into our products. These licenses generally renew automatically on an annual basis. We believe that alternative technologies for this licensed software are available both domestically and internationally.

EMPLOYEES

     As of September 30, 1999, we employed 187 full-time persons, 59 of whom were engaged in product development, 71 in sales and marketing, 22 in professional services and technical support and 35 in finance, administration and operations. None of our employees is represented by a labor union and we have not experienced any work stoppages to date. We consider our employee relations to be good.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to our executive officers and directors as of September 30, 1999:

                   NAME                      AGE                    POSITION
                   ----                      ---                    --------
Jeffrey S. Hussey..........................  38    Chairman of the Board, Chief Executive
                                                   Officer and President
Robert J. Chamberlain......................  46    Vice President of Finance, Chief Financial
                                                   Officer and Treasurer
Steven Goldman.............................  39    Senior Vice President of Sales, Marketing
                                                   and Services
Brett L. Helsel............................  39    Vice President of Product Development and
                                                   Chief Technology Officer
Carlton G. Amdahl..........................  47    Director
Keith D. Grinstein(1)(2)...................  39    Director
Karl D. Guelich(1)(2)......................  57    Director
Alan J. Higginson(1)(2)....................  52    Director
Sonja L. Hoel(2)...........................  33    Director

---------------

(1) Member of Audit Committee.

(2) Member of Compensation Committee.

     Directors are divided into three classes, with each class as nearly equal in number as possible with one class elected at each annual meeting to serve for a three-year term.

     Jeffrey S. Hussey co-founded F5 in February 1996 and has been our Chairman, Chief Executive Officer and President since that time. From February 1996 to March 1999, Mr. Hussey also served as our Treasurer. From June 1995 to February 1996, Mr. Hussey served as Vice President of Alexander Hutton Capital L.L.C., an investment banking firm. From September 1993 to July 1995, Mr. Hussey served as President of Pacific Comlink, an inter-exchange carrier providing frame relay and Internet access services to the Pacific Rim, which he founded in September 1993. Mr. Hussey holds a B.A. in Finance from Seattle Pacific University and an M.B.A. from the University of Washington.

     Robert J. Chamberlain has served as our Vice President of Finance, Chief Financial Officer and Treasurer since March 1999. From September 1998 to February 1999, Mr. Chamberlain served as Senior Vice

President and Chief Financial Officer of Yesler Software, an early stage company developing a personal multimedia web communication product. From February 1998 to July 1998, Mr. Chamberlain served as Co-President of Photodisc, a provider of digital imagery, which merged with Getty Images Inc. in February 1998. From May 1997 to February 1998, Mr. Chamberlain served as Senior Vice President and Chief Financial Officer of Photodisc. From April 1996 to May 1997, Mr. Chamberlain served as Executive Vice President and Chief Financial Officer of Midcom Communications Inc., a telecommunications service provider. From January 1992 to December 1995, Mr. Chamberlain served as Vice President Finance and Operations of ElseWare Corporation, a font technology company. Mr. Chamberlain holds a B.S. in Business Administration and Accounting from California State University, Northridge.

     Steven Goldman has served as our Vice President of Sales and Marketing since July 1997 and our Senior Vice President of Sales, Marketing and Services since July 1999. From December 1996 to February 1997, Mr. Goldman served as Vice President, Enterprise Sales and Services, for Microtest, Inc. a network test equipment and CD ROM server company, after its acquisition of Logicraft. From March 1995 to December 1996, Mr. Goldman served as Executive Vice President, North American Operations, for Logicraft, a CD ROM server company, after its merger with Virtual Microsystems, a CD ROM server company. From 1990 to March 1995, Mr. Goldman served as Vice President of Sales for Virtual Microsystems. Mr. Goldman holds a B.A. in Economics from the University of California at Berkeley.

     Brett L. Helsel has served as our Vice President of Product Development and Chief Technology Officer since May 1998. From April to May 1998, Mr. Helsel served as our Vice President of Advanced Product Architecture. From March 1997 to March 1998, Mr. Helsel served as Vice President, Product Development, for Cybersafe, Inc., a provider of enterprise-wide network security solutions. From April 1994 to October 1997, Mr. Helsel served as Site Development Manager for Wall Data, a host connectivity software company. Mr. Helsel holds a B.S. in Geophysics and Oceanography from the Florida Institute of Technology.

     Carlton G. Amdahl has served as one of our directors since May 1998. Mr. Amdahl operates Amdahl Associates, a consulting firm specializing in technology management, product strategy and system architecture. Mr. Amdahl has served as President of Network Caching Technology L.L.C., a network caching company, since February 1999, and as President and Chief Executive Officer of Inca Technology, a network caching company, since October 1997. From 1985 to January 1996, Mr. Amdahl served as Chairman of the board of directors and Chief Technical Officer of NetFRAME Systems, a high performance network server company, which he founded in 1985. Mr. Amdahl is a Stanford University Sloan Fellow and holds a B.S. degree in Electrical Engineering and Computer Science from the University of California, Berkeley and an M.S. in Management from Stanford University.

     Karl D. Guelich has served as one of our directors since June 1999. Mr. Guelich has been in private practice as a certified public accountant since his retirement from Ernst & Young in 1993, where he served as the Area Managing Partner for the Pacific Northwest offices headquartered in Seattle from October 1986 to November 1992. Mr. Guelich holds a B.S. degree in Accounting from Arizona State University.

     Keith D. Grinstein has served as one of our directors since December 1999. Mr. Grinstein has been the Vice Chairman of Nextel International, Inc. since September 1999. From January 1996 to February 1999, Mr. Grinstein served as President, Chief Executive Officer and as a director of Nextel International, Inc. From January 1991 to December 1995, Mr. Grinstein was President and Chief Executive Officer of the aviation communications division of AT&T Wireless Services, Inc. Mr. Grinstein had a number of positions at McCaw Cellular and its subsidiaries, include Vice President, General Counsel and Secretary of LIN Broadcasting Company, a subsidiary of McCaw Cellular, and Vice President and Assistant General Counsel of McCaw Cellular. Mr. Grinstein received a BA from Yale University and a JD from Georgetown University.

     Alan J. Higginson has served as one of our directors since May 1996. From November 1995 to November 1998, Mr. Higginson served as President of Atrieva Corporation, a provider of advanced data backup and retrieval technology. From May 1990 to November 1995, Mr. Higginson served as Executive Vice President of Worldwide Sales and Marketing for Sierra On-line, a developer of multimedia software for the home personal computer market. From May 1990 to November 1995, Mr. Higginson served as President of Sierra On-line's

Bright Star division, a developer of educational software. Mr. Higginson holds a B.S. in Commerce and an M.B.A. from the University of Santa Clara.

     Sonja L. Hoel has served as one of our directors since August 1998. Ms. Hoel has been a managing director and general partner of Menlo Ventures, a venture capital firm, since July 1996 and has been employed by Menlo Ventures since July 1994. From August 1993 to April 1994, Ms. Hoel was an associate at the Edison Venture Fund, a venture capital firm. From December 1991 to June 1993, Ms. Hoel served as a business development consultant at Symantec Corporation, a consumer software applications company, and from January 1989 to June 1991, served as an investment analyst at TA Associates, a venture capital firm. Ms. Hoel holds a B.S. in Commerce from the University of Virginia and an M.B.A. from the Harvard Business School. Ms. Hoel has indicated that she will not stand for re-election at the 2000 Annual Meeting of Shareholders.

ITEM 2. PROPERTIES.

     We currently lease an aggregate of approximately 28,000 square feet of office space in Seattle, Washington. The current lease for the Seattle facility expires in February 2004, with an option to renew for five years. We have also signed a lease for approximately 84,000 square feet of new office space in Seattle in a building which is currently under construction. This lease will commence on approximately July 1, 2000, and will expire 12 years after commencement. We also lease office space for our sales personnel in New York, California and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS.

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     No matters were submitted to a vote of shareholders during the fourth quarter of our fiscal year.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

MARKET PRICES AND DIVIDENDS ON COMMON STOCK

     Our common stock has traded on the Nasdaq National Market since June 4, 1999 under the symbol "FFIV." The following table sets forth the high and low sales prices of our common stock as reported on Nasdaq.

                                                               HIGH      LOW
                                                              ------    ------
FISCAL YEAR ENDED SEPTEMBER 30, 1999
  Third Quarter (from June 4, 1999).........................  $45.13    $10.13
  Fourth Quarter............................................  $85.00    $27.75

     On December 10, 1999, the last sale price reported for our common stock was $135.50 per share and as of that date, our common stock was held by an estimated 10,200 shareholders with 158 holders of record.

     We have never declared or paid cash dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. We currently intend to retain our earnings, if any, for developing our business.

RECENT SALES OF UNREGISTERED SECURITIES

     During the fiscal year ended September 30, 1999, we have issued the following unregistered securities:

          (1) From October 1, 1998 to July 2, 1999 (the effective date of our Registration Statement on Form S-8) we granted options to purchase an aggregate of 1,204,496 shares of common stock at exercise prices ranging from $0.05 to $38.50 per share to employees, consultants, directors and other service providers pursuant to our 1998 Equity Incentive Plan, Amended and Restated 1996 Stock Option Plan and Amended and Restated Directors' Nonqualified Stock Option Plan. From October 1, 1998 to July 2, 1999 options to purchase 688,091 shares of common stock were exercised.

          (2) On February 25, 1999, we issued a warrant to purchase 12,500 shares of common stock with a per share exercise price of $8.00 to one customer. On February 1, 1999, an outstanding warrant to purchase 187,500 shares of common stock held by a private investor was exercised at an exercise price of $1.60 per share.

     None of the above-referenced transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe that each of these transactions was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof, Regulation D promulgated thereunder or Rule 701 promulgated thereunder for securities issued pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions represented their intention to acquire securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions. All recipients had adequate access to information about F5 through their relationships with F5.

REPORT OF OFFERING SECURITIES AND USE OF PROCEEDS

     We sold 2,860,000 shares of common stock in our initial public offering pursuant to a registration statement (No. 333-75817) filed under the Securities Act of 1933, as amended, that became effective on June 4, 1999. The shares were sold at a price of $10.00 per share to an underwriting syndicate led by Hambrecht & Quist, BancBoston Robertson Stephens and Dain Rauscher Wessels. The offering commenced on June 4, 1999 and was completed on June 9, 1999. An additional 140,000 of shares of common stock were sold on behalf of a selling shareholder as part of the initial public offering. Offering proceeds to F5, after underwriting discounts, net of aggregate expenses of approximately $1.0 million, were approximately $25.5 million. From the time of receipt through September 30, 1999, the proceeds were applied as follows:

     - $2,500,000 was applied toward lease obligations for new office space secured by an irrevocable standby letter of credit;

     - $500,000 was allocated to purchase inventory on credit secured by an irrevocable standby letter of credit; and

     - Approximately $500,000 was applied toward working capital expenditures, including expenditures for sales and marketing, research and development and professional services.

     The remaining proceeds are being held as cash, cash equivalents and short-term investments.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial data are derived from our historical financial statements. The information set forth below should be read in conjunction with our financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operation." (in thousands, except per share data). The pro forma net loss per share assumes the shares of the Company's preferred stock that were outstanding prior to the initial public offering have been converted into common stock as of the date of issuance.

                                                                                             PERIOD FROM
                                                                                            FEB. 26, 1996
                                                         FISCAL YEAR ENDED SEPTEMBER 30,    (INCEPTION) TO
                                                        ---------------------------------     SEPT. 30,
                                                          1999        1998        1997           1996
                                                        ---------   ---------   ---------   --------------
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Products............................................   $23,420     $ 4,119     $   229        $    2
  Services............................................     4,405         770          --            --
                                                         -------     -------     -------        ------
Total net revenues....................................    27,825       4,889         229             2
                                                         -------     -------     -------        ------
Cost of net revenues:
  Products............................................     5,582       1,091          71             1
  Services............................................     1,618         314          --            --
                                                         -------     -------     -------        ------
Total cost of net revenues............................     7,200       1,405          71             1
                                                         -------     -------     -------        ------
  Gross profit........................................    20,625       3,484         158             1
                                                         -------     -------     -------        ------
Operating expenses:
  Sales and marketing.................................    13,505       3,881         565            62
  Research and development............................     5,642       1,810         569           103
  General and administrative..........................     3,869       1,041         383           180
  Amortization of unearned compensation...............     2,487         420          69             4
                                                         -------     -------     -------        ------
  Total operating expenses............................    25,503       7,152       1,586           349
                                                         -------     -------     -------        ------
Loss from operations..................................    (4,878)     (3,668)     (1,428)         (348)
Interest income (expense), net........................       534          (4)        (28)           18
                                                         -------     -------     -------        ------
  Net loss............................................   $(4,344)    $(3,672)    $(1,456)       $ (330)
                                                         =======     =======     =======        ======
Net loss per share -- basic and diluted...............   $ (0.42)    $ (0.60)    $ (0.24)       $(0.06)
                                                         =======     =======     =======        ======
Weighted average shares -- basic and diluted..........    10,238       6,086       6,000         5,932
                                                         =======     =======     =======        ======
Pro forma:
Net loss per share -- basic and diluted...............   $ (0.28)
                                                         =======
Weighted average shares -- basic and diluted..........    15,729
                                                         =======

                                                                       SEPTEMBER 30,
                                                              -------------------------------
                                                               1999      1998    1997    1996
                                                              -------   ------   -----   ----
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $24,797   $6,206   $ 143   $624
Working capital (deficit)...................................   28,889    6,763    (317)   617
Total assets................................................   42,846    9,432     919    817
Long-term obligations.......................................       --       --     216     29
Redeemable convertible preferred stock......................       --    7,688      --     --
Shareholders' equity (deficit)..............................   31,973      (80)   (231)   737

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Financial Statements and Notes. Our discussion contains forward-looking statements based upon current expectations. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. Because these forward-looking statements involve risks and uncertainties, our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors, "Business" and elsewhere in this report.

OVERVIEW

     F5 is a leading provider of integrated Internet traffic and content management solutions designed to improve the availability and performance of mission-critical Internet-based servers and applications. We were incorporated on February 26, 1996 and began operations in April 1996. During the period from February 26, 1996 through September 30, 1996, we were a development stage enterprise and had no product revenues. Our operating activities during this period related primarily to developing our initial product, recruiting personnel, building our corporate infrastructure and raising capital.

     In July 1997, we released our first version of our BIG/ip(R) Controller, and began to expand our operations. We increased our investments in research and development, marketing programs, domestic and international sales channels, customer support and services and our general and administrative infrastructure. As of September 30, 1999, we have:

     - hired more than 180 employees;

     - hired sales, professional services and customer support personnel nation-wide;

     - released several upgrades to BIG/ip;

     - released two new products, our 3DNS(TM) Controller and our see/IT(TM) Network Manager;

     - engaged sales representatives in the European and Asia Pacific markets;

     - established a distributor relationship with three international resellers; and

     - established a foreign subsidiary in the United Kingdom.

     Our net revenues grew from $229,000 for the year ended September 30, 1997 to $4.9 million for the year ended September 30, 1998, and to $27.8 million for the year ended September 30, 1999. Currently, we derive approximately 73% of our net revenues from sales of BIG/ip. One of our resellers, Exodus Communications, accounted for 22% of our net revenues for the year ended September 30, 1999 and 16% of our accounts receivable balance at September 30, 1999. In addition, we expect to derive a significant portion of our net revenues from sales of BIG/ip in the future.

     Net revenues derived from customers located outside of the United States were $2.2 million in 1999, $172,000 in 1998 and $15,000 for the year ended September 30, 1997. We plan to continue expanding our international operations significantly, particularly in selected countries in the European and Asia Pacific markets, because we believe international markets represent a significant growth opportunity. The expansion of our international operations will be subject to a variety of risks that could significantly harm our business and results of operations.

     Customers who purchase BIG/ip, global/SITE or 3DNS receive installation services and an initial customer support contract, typically covering a 12-month period. We generally combine the software license, installation, and customer support elements of our products into a package with a single price. We allocate a portion of the sales price to each element of the bundled package based on their respective fair values when the individual elements are sold separately. Revenues from the license of software are recognized, net of allowances for estimated returns, when the product has been shipped and the customer is obligated to pay for the product. Installation revenue is recognized when the product has been installed at the customer's site. Revenues for customer support are recognized on a straight-line basis over the service contract term. Our ordinary payment terms to our customers are net 30 days, but we have extended payment terms beyond net 30 days to some customers. Estimated sales returns are based on historical experience by product and are recorded at the time revenues are recognized. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses. Customers may also purchase consulting services and renew their initial customer support contract. As of September 30, 1999, approximately, 82% of our customers have renewed or indicated an intent to renew their initial customer support contract. Based on our limited operating history, it is difficult to predict what our rate of renewals will be in the future.

     We have incurred losses each fiscal year since our inception, and as of September 30, 1999, had an accumulated deficit of $9.8 million. Our success in growing net revenues depends on increasing our customer base and expanding our product line as well as continued growth of the emerging Internet traffic and content management market. Accordingly, we intend to continue to invest heavily in sales and marketing, promotion of the F5 brand, customer service and support, research and development, operating infrastructure and general and administrative staff to support our growth. As a result of these investments, we expect that our operating expenses will increase significantly. Despite growing revenues, we have only been profitable for the quarter ended September 30, 1999.

     We have recorded a total of $6.2 million of unearned compensation costs since our inception through September 30, 1999. These charges represent the difference between the exercise price and the deemed fair value of certain stock options granted to our employees and outside directors. These options generally vest ratably over a four-year period. We are amortizing these costs over the vesting period of the options and have recorded unearned compensation charges of $2.5 million, $420,000 and $69,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

     We expect to recognize amortization expense related to unearned compensation of approximately $1.8 million, $965,000, $411,000 and $60,000 during the years ended September 30, 2000, 2001, 2002 and 2003, respectively. We cannot guarantee, however, that we will not accrue additional unearned compensation costs in the future or that our current estimate of these costs will prove accurate, either of which events could seriously harm our business and results of operations.

     In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of net revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. To maintain profitability we will need to increase our net revenues significantly. Although we have experienced rapid growth in net revenues in recent periods, we may not be able to sustain these growth rates to maintain profitability.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of total net revenues for the periods indicated.

                                                                     YEAR ENDED
                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                              1999     1998      1997
                                                              -----    -----    ------
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Products..................................................   84.2%    84.3%    100.0%
  Services..................................................   15.8     15.7        --
                                                              -----    -----    ------
          Total net revenues................................  100.0    100.0     100.0
Cost of net revenues:
  Products..................................................   20.1     22.3      31.0
  Services..................................................    5.8      6.4        --
                                                              -----    -----    ------
          Total cost of net revenues........................   25.9     28.7      31.0
                                                              -----    -----    ------
          Gross margin......................................   74.1     71.3      69.0
Operating expenses:
  Sales and marketing.......................................   48.5     79.4     246.8
  Research and development..................................   20.3     37.0     248.5
  General and administrative................................   13.9     21.3     167.2
  Amortization of unearned compensation.....................    8.9      8.6      30.1
                                                              -----    -----    ------
          Total operating expenses..........................   91.6    146.3     692.6
                                                              -----    -----    ------
Loss from operations........................................  (17.5)   (75.0)   (623.6)
Interest income (expense), net..............................    1.9     (0.1)    (12.2)
                                                              -----    -----    ------
Net loss....................................................  (15.6)%  (75.1)%  (635.8)%
                                                              =====    =====    ======

YEARS ENDED SEPTEMBER 30, 1999 AND 1998

  Net Revenues:

     Net revenues consist of sales of our products and services, which include software licenses and related services. Services include revenue from service and support agreements provided as part of the initial product sale, sales of extended service and support contracts and consulting services.

     Product revenues. Product revenues increased by 468.6%, from $4.1 million for the year ended September 30, 1998 to $23.4 million for the year ended September 30, 1999. This increase in product revenues was due to an increase in the quantity of our products sold, primarily through our indirect sales channels and to a lesser extent through our direct sales channels.

     Service revenues. Service revenues increased by 472.1%, from $770,000 for the year ended September 30, 1998 to $4.4 million for the year ended September 30, 1999. This increase was due primarily to an increase in the installed base of our products and the renewal of service and support contracts.

     As our net revenue base increases, we do not believe we can sustain percentage growth rates of net revenues that we have experienced historically.

  Cost of Net Revenues:

     Cost of net revenues consists primarily of outsourced hardware components and manufacturing, fees for third-party software products integrated into our products, service and support personnel and an allocation of our facilities and depreciation expenses.

     Cost of product revenues. Cost of product revenues increased 411.6%, from $1.1 million for the year ended September 30, 1998 to $5.6 million for the year ended September 30, 1999. Cost of product revenues decreased as a percent of product revenues from 26.5% for the year ended September 30, 1998, to 23.8% for the year ended September 30, 1999. This decrease was the result of higher utilization of manufacturing operations, including increased economies of scale achieved from an increase in production. The increase in absolute dollars was due primarily to an increase in product revenues. The cost of raw materials may increase, which would cause the cost of product revenues to increase and have a negative impact on our gross margin.

     Cost of service revenues. Cost of service revenues increased 415.3%, from $314,000 for the year ended September 30, 1998 to $1.6 million for the year ended September 30, 1999. Cost of service revenues decreased as a percent of service revenues from 40.8% for the year ended September 30, 1998 to 36.7% for the year ended September 30, 1999. This decrease is due to increased economies of scale achieved from increased service revenues. The increase in cost of service revenues in absolute dollars was due primarily to increased personnel costs which include training and consulting.

     Sales and marketing. Our sales and marketing expenses consist primarily of salaries, commissions and related benefits of our sales and marketing staff, costs of our marketing programs, including public relations, advertising and trade shows, and an allocation of our facilities and depreciation expenses. Sales and marketing expenses increased by 248.0%, from $3.9 million for the year ended September 30, 1998 to $13.5 million for the year ended September 30, 1999. This increase was due to an increase in sales and marketing personnel and professional services personnel from 37 to 93, and increased advertising and promotional activities. We expect to continue increasing sales and marketing expenses in order to grow net revenues and expand our brand awareness.

     Research and development. Our research and development expenses consist primarily of salaries and related benefits for our product development personnel and an allocation of our facilities and depreciation expenses. Research and development expenses increased by 211.7%, from $1.8 million for the year ended September 30, 1998 to $5.6 million for the year ended September 30, 1999. This increase was due to an increase in product development personnel from 27 to 59. Our future success is dependent, in large part on the continued enhancement of our current products and our ability to develop new, technologically advanced products that meet the sophisticated needs of our customers. We expect research and development expenses to increase in future periods.

     General and administrative. Our general and administrative expenses consist primarily of salaries, benefits and related costs of our executive, finance, human resource and legal personnel, third-party professional service fees, and an allocation of our facilities and depreciation expenses. General and administrative expenses increased by 271.7%, from $1.0 million for the year ended September 30, 1998 to $3.9 million for the year ended September 30, 1999. This increase was due primarily to an increase in general and administrative personnel from 16 to 35. We expect general and administrative expenses to increase as we expand our staff, further develop our internal information systems and incur costs associated with being a publicly held company.

     Unearned compensation. We recorded unearned compensation charges of $420,000 and $2.5 million for the years ended September 30, 1998 and 1999, respectively.

     Interest income (expense) net. Interest income consists of earnings on our cash and cash equivalent balances offset by interest expense associated with debt obligations. Net interest expense was $4,000 for the year ended September 30, 1998 compared to net interest income of $534,000 for the year ended September 30, 1999. This increase was due primarily to the investment of the proceeds received from our initial public offering in June 1999.

     Income taxes. There was no provision for federal or state income taxes for any period as we have incurred operating losses since inception. As of September 30, 1999, we had approximately $7.8 million of net operating loss carryforwards for federal income tax purposes. Utilization of the net operating loss carryfor-wards may be subject to annual limitations due to the ownership change limitations contained in the Internal Revenue Code of 1986 and similar state provisions. Annual limitations may result in the expiration of the net operating losses before we can utilize them. The federal net operating loss carryforwards will expire at various dates beginning in 2011 through 2019 if we do not use them. See Note 6 to our financial statements.

YEARS ENDED SEPTEMBER 30, 1998 AND 1997

  Net Revenues:

     Product revenues. Product revenues increased by 1,698.7%, from $229,000 in 1997 to $4.1 million in 1998. This increase was due primarily to an increase in the quantity of our products sold.

     Service revenues. There were no service revenues in 1997 because the initial product sales during that period did not include a service and support contract. Beginning in fiscal year 1998, our products included a service and support contract. Service revenues were $770,000 in 1998. This increase in service revenues was due to an increase in the installed base of our products which included a service and support contract.

  Cost of Net Revenues:

     Cost of product revenues. Cost of product revenues increased by 1,436.6%, from $71,000 in 1997 to $1.1 million in 1998. This increase was due primarily to the increase in our products sold. Cost of product revenues as a percentage of net revenues decreased from 31.0% to 26.5% due to a decrease in direct product costs including costs of manufacturing personnel as a percentage of revenue.

     Cost of service revenues. Cost of service revenues was $314,000 in 1998. Cost of service revenues as a percent of service revenues was 40.8% in 1998. We expect that the cost of service revenues will fluctuate in the future based on the rate of increase in service and support personnel compared with increases in service revenues.

     Sales and marketing. Our sales and marketing expenses increased by 586.9%, from $565,000 in 1997 to $3.9 million in 1998. This increase was due primarily to investing in our sales and marketing infrastructure, both domestically and internationally. These investments included an increase in our sales and marketing and professional services personnel from 7 to 37, recruiting fees, travel expenses, and increased marketing activities, including advertising, trade shows and other promotional expenses. Sales and marketing expenses decreased from 246.8% of net revenues in 1997 to 79.4% of net revenues in 1998. This percentage decrease was due primarily to our net revenues growing faster than our sales and marketing expenses.

     Research and development. Our research and development expenses increased by 218.1%, from $569,000 in 1997 to $1.8 million in 1998. This increase was due primarily to an increase in the number of software engineers and other technical staff from 9 to 27. Research and development expenses decreased from 248.5% of our net revenues in 1997 to 37.0% of our net revenues in 1998. This percentage decrease was due primarily to our net revenues growing faster than our research and development expenses.

     General and administrative. Our general and administrative expenses increased by 171.8%, from $383,000 in 1997 to $1.0 million in 1998. This increase was due primarily to an increase in general and administrative personnel from 4 to 16. General and administrative costs decreased from 167.2% of our net revenues in 1997 to 21.3% of our net revenues in 1998. This percentage decrease was due primarily to our net revenues growing faster than our general and administrative expenses.

     Interest income (expense), net. Net interest expense was $28,000 in 1997 compared to net interest expense of $4,000 in 1998. This decrease was due primarily to increased interest earned on cash and cash equivalents received from the sale of our preferred stock in August 1998.

QUARTERLY RESULTS OF OPERATIONS

     The following tables present our unaudited quarterly results of operations for the eight quarters ended September 30, 1999 in dollars and as a percentage of net revenues. You should read the following tables in conjunction with our financial statements and related notes included elsewhere in this report. We have prepared this unaudited information on the same basis as the audited financial statements. These tables include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of our operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

                                                                    THREE MONTHS ENDED
                                 -----------------------------------------------------------------------------------------
                                 SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,
                                   1999        1999       1999        1998       1998        1998       1998        1997
                                 ---------   --------   ---------   --------   ---------   --------   ---------   --------
Net Revenues:
Products.......................   $11,548    $ 6,444     $ 3,146    $ 2,282     $ 1,582    $   929     $  866      $ 742
  Services.....................     2,215      1,161         616        413         326        215        129        100
                                  -------    -------     -------    -------     -------    -------     ------      -----
    Total net revenues.........    13,763      7,605       3,762      2,695       1,908      1,144        995        842
Cost of net revenues:
  Products.....................     2,497      1,636         825        624         397        291        202        201
  Services.....................       642        396         384        196         143        115         47          9
                                  -------    -------     -------    -------     -------    -------     ------      -----
    Total cost of net
      revenues.................     3,139      2,032       1,209        820         540        406        249        210
                                  -------    -------     -------    -------     -------    -------     ------      -----
    Gross profit...............    10,624      5,573       2,553      1,875       1,368        738        746        632
                                  -------    -------     -------    -------     -------    -------     ------      -----
Operating expenses:
  Sales and marketing..........     4,392      4,010       2,887      2,216       1,442      1,097        787        555
  Research and development.....     1,831      1,466       1,324      1,021         751        525        340        194
  General and administrative...     1,724        954         666        525         351        252        236        202
  Amortization of unearned
    compensation...............       690        759         670        368         215        114         60         31
                                  -------    -------     -------    -------     -------    -------     ------      -----
    Total operating expenses...     8,637      7,189       5,547      4,130       2,759      1,988      1,423        982
                                  -------    -------     -------    -------     -------    -------     ------      -----
Income (loss) from
  operations...................     1,987     (1,616)     (2,994)    (2,255)     (1,391)    (1,250)      (677)      (350)
Interest income (expense),
  net..........................       348         97          31         58          17         (2)         4        (23)
                                  -------    -------     -------    -------     -------    -------     ------      -----
Net income (loss)..............   $ 2,335    $(1,519)    $(2,963)   $(2,197)    $(1,374)   $(1,252)    $ (673)     $(373)
                                  =======    =======     =======    =======     =======    =======     ======      =====
Net Revenues:
  Products.....................      83.9%      84.7%       83.6%      84.7%       82.9%      81.2%      87.0%      88.1%
  Services.....................      16.1       15.3        16.4       15.3        17.1       18.8       13.0       11.9
                                  -------    -------     -------    -------     -------    -------     ------      -----
    Total net revenues.........     100.0      100.0       100.0      100.0       100.0      100.0      100.0      100.0
Cost of net revenues:
  Products.....................      18.1       21.5        21.9       23.1        20.8       25.4       20.3       23.9
  Services.....................       4.7        5.2        10.2        7.3         7.5       10.1        4.7        1.0
                                  -------    -------     -------    -------     -------    -------     ------      -----
    Total cost of net
      revenues.................      22.8       26.7        32.1       30.4        28.3       35.5       25.0       24.9
                                  -------    -------     -------    -------     -------    -------     ------      -----
    Gross margin...............      77.2       73.3        67.9       69.6        71.7       64.5       75.0       75.1
                                  -------    -------     -------    -------     -------    -------     ------      -----
Operating expenses:
  Sales and marketing..........      32.0       52.7        76.7       82.2        75.5       95.9       79.1       65.9
  Research and development.....      13.3       19.3        35.2       37.8        39.4       45.9       34.2       23.0
  General and administrative...      12.5       12.5        17.8       19.5        18.4       22.0       23.7       24.0
  Amortization of unearned
    compensation...............       5.0       10.0        17.8       13.7        11.3       10.0        6.0        3.7
                                  -------    -------     -------    -------     -------    -------     ------      -----
    Total operating expenses...      62.8       94.5       147.5      153.2       144.6      173.8      143.0      116.6
                                  -------    -------     -------    -------     -------    -------     ------      -----
Income (loss) from
  operations...................      14.4      (21.2)      (79.6)     (83.6)      (72.9)    (109.3)     (68.0)     (41.5)
Interest income (expense),
  net..........................       2.6        1.3         0.8        2.1         0.9       (0.1)       0.4       (2.8)
                                  -------    -------     -------    -------     -------    -------     ------      -----
Net loss.......................      17.0%     (19.9)%     (78.8)%    (81.5)%     (72.0)%   (109.4)%    (67.6)%    (44.3)%
                                  =======    =======     =======    =======     =======    =======     ======      =====

     Our quarterly operating results have fluctuated significantly and we expect that future operating results will be subject to similar fluctuations for a variety of factors, many of which are substantially outside our control. See "Risk Factors -- Our quarterly operating results are volatile and may cause our stock price to fluctuate."

LIQUIDITY AND CAPITAL RESOURCES

     From our inception through May 1999, we financed our operations and capital expenditures primarily through the sale of approximately $12.4 million in equity securities. In June 1999 we completed an initial public offering of 2,860,000 shares of common stock and raised approximately $25.5 million, net of offering costs. In October 1999, we completed a secondary public offering of 500,000 shares of common stock and raised approximately $31.4 million, net of offering costs.

     Cash used in our operating activities was $3.6 million for the year ended September 30, 1998, and $2.0 million for the year ended September 30, 1999. These net cash outflows resulted from operating losses as well as increases in accounts receivable due to increased sales and other current assets and were partially offset by increases in accounts payable, accrued liabilities and deferred revenues. We anticipate that in the future we will offer financing to certain resellers. To the extent such financing is offered, cash used in operating activities will increase to fund the increase in outstanding accounts receivable.

     Cash used in investing activities was $741,000 for the year ended September 30, 1998 and $5.6 million for the year ended September 30, 1999, which includes $2.6 million used to purchase property and equipment and $3.0 million used to invest in restricted cash. The components of restricted cash consist of two irrevocable standby letters of credit, $500,000 to purchase inventory and $2.5 million to fund our commitment to lease office space.

     As of September 30, 1999, our principal commitments consisted of obligations outstanding under operating leases. In March 1999 we began leasing approximately 20,000 square feet in a facility located in Seattle, Washington for a term of 60 months. In June 1999, we agreed to lease an additional 8,000 square feet in this facility for a term of 84 months. The annual cost of these leases is approximately $561,000, subject to annual adjustments. We have also signed a lease for approximately 84,000 square feet of new office space in Seattle, Washington in a building which is currently under construction. This lease will commence on approximately June 1, 2000 with a term of 12 years. The annual cost of this lease is approximately $2,000,000, subject to annual adjustments. Our obligation under this lease is collateralized by a secured letter of credit in the amount of $2.5 million. Although we have no other material commitments, we anticipate a substantial increase in our capital expenditures and lease commitments consistent with our anticipated growth in our operations, infrastructure and personnel. In the future we may also require a larger inventory of products in order to provide better availability to customers and achieve purchasing efficiencies. We expect that our existing cash balances and cash from operations will be sufficient to meet our anticipated working capital and capital expenditures for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. We are required to adopt SOP 98-1 for the fiscal year beginning in October 1999. Our adoption of SOP 98-1 is not expected to have a material impact on our financial statements.

     In June 1998, the FASB issued Statement No. 133 of Financial Accounting Standards ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as a part of a transaction. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. We do not use derivative instruments. Therefore the adoption of this statement would not have any effect on our results of operations or financial position.

     In December 1999, SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," was issued. This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. SAB 101 is required to be adopted by the Company for the year ended September 30, 2001. The Company is currently reviewing the requirements of SAB 101 and assessing its impact on the Company's financial statements.

YEAR 2000 COMPLIANCE

     Background of Year 2000 issues. Many currently installed computer and communications systems and software products are unable to distinguish 21st century dates from 20th century dates. This situation could result in system failures or miscalculations causing business disruptions. As a result, many companies' software and computer and communications systems may need to be upgraded or replaced to become Year 2000 compliant.

     Our product testing and licensing. We have tested all of our current products for Year 2000 compliance. We derived our testing method from our review and analysis of the Year 2000 testing practices of other software vendors, relevant industry Year 2000 compliance standards and the specific functionality and operating environments of our products. The tests are run on all supported platforms for each current release of our products and include testing for date calculations and internal storage of date information with test numbers starting in 1999 and going beyond the Year 2000. Based on these tests, we believe our products to be Year 2000 compliant with respect to date calculations and internal storage of date information.

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

     Our external vendors. We periodically verify Year 2000 compliance by external vendors that supply us with material software and information systems and communicate with our significant suppliers to determine their Year 2000 readiness. As part of our assessment, we periodically evaluate the level of validation we require of third parties to ensure their Year 2000 readiness. To date, we have not encountered any material Year 2000 problems with software and information systems provided to us by third parties.

     Our internal systems. We periodically review our internal management information and other systems to identify products and services or systems that may not be Year 2000 compliant and to take corrective action when required. To date, we have not encountered any material Year 2000 problems with our computer systems or any other equipment that might be subject to such problems.

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

     Contingency planning. We have developed plans to be implemented if our efforts to identify and correct Year 2000 problems affecting our internal systems are not effective. These plans could include:

     - Replacement of affected equipment and software;

     - Short-term use of backup equipment and software; and

     - Increased work hours for our personnel.

     Our implementation of any of these contingency plans could have a material adverse effect on our business' operating results and financial condition.

RISK FACTORS

     In addition to the other information in this report, the following risk factors should be carefully considered in evaluating our company and its business.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR PROSPECTS.

     We were founded in February 1996 and have a limited operating history, which makes an evaluation of our prospects difficult. Because of our limited operating history, we have limited insight into trends that may emerge and affect our business. In addition, the revenue and income potential of our business and market are unproven.

OUR QUARTERLY OPERATING RESULTS ARE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

     Our quarterly operating results have varied significantly in the past and will vary significantly in the future, which makes it difficult for us to predict our future operating results. In particular, we anticipate that the size of customer orders may increase as we continue to focus on larger business accounts and sales to governmental entities. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. In the past, a significant portion of our sales have been realized near the end of a quarter. Accordingly, a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter. Furthermore, we base our decisions regarding our operating expenses on anticipated revenue trends and our expense levels are relatively fixed. Consequently, if revenue levels fall below our expectations, our net income (loss) will decrease (increase) because only a small portion of our expenses vary with our revenues. See Item 7 of Part
II -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance. Our operating results may be below the expectations of securities analysts and investors in some future quarter or quarters. Our failure to meet these expectations will likely seriously harm the market price of our common stock.

WE HAVE INCURRED LOSSES AND MAY INCUR LOSSES IN THE FUTURE.

     We have experienced operating losses in each quarterly and annual period since inception other than our most recently ended fiscal quarter ended September 30, 1999. We incurred net losses of $4.3 million for the year ended September 30, 1999, $3.7 million for the year ended September 30, 1998, and $1.5 million for the year ended September 30, 1997.

     We intend to substantially increase our operating expenses. As a result, we will need to generate significant increases in our quarterly net revenues to maintain profitability. Although our net revenues have grown in recent quarters and we have recently achieved profitability in the quarter ended September 30, 1999, we may not be able to sustain these growth rates or sustain profitability. Our failure to sustain profitability will seriously harm our business and results of operations. See Item 6 of Part II -- "Selected Financial Data" and
Item 7 of Part II -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR SUCCESS DEPENDS ON SALES OF OUR BIG/IP(R) CONTROLLER.

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

OUR SUCCESS DEPENDS ON OUR TIMELY DEVELOPMENT OF NEW PRODUCTS AND FEATURES.

     We expect the Internet traffic and content management market to be characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We have recently released our global/SITE(TM) Controller and are currently developing new features for our existing products. We expect to continue to develop new products and new product features in the future. If we fail to develop and deploy new products and new product features on a timely basis, our business and results of operations may be seriously harmed. See Item 1 of Part
I -- "Business -- Product Development."

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN THE EMERGING INTERNET TRAFFIC AND CONTENT MANAGEMENT MARKET.

     Our markets are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors in the Internet traffic and content management market include Cisco Systems, Alteon WebSystems, ArrowPoint Communications, RadWare and Resonate. We expect to continue to face additional competition as new participants enter the Internet traffic and content management market. In addition, larger companies with significant resources, brand recognition and sales channels may form alliances with or acquire competing Internet traffic and content management solutions and emerge as significant competitors. Potential competitors may bundle their products or incorporate an Internet traffic and content management component into existing products in a manner that discourages users from purchasing our products. Potential customers may also choose to purchase additional servers instead of our products. See Item 1 of Part I -- "Business -- Competition."

WE MAY NOT BE ABLE TO SUPPORT OUR RAPID GROWTH EFFECTIVELY.

     Since the introduction of our product line, we have experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on all of our resources. From September 30, 1997 to September 30, 1999, we increased the number of our employees from 20 to 187. We expect our growth to continue to strain our management, operational and financial resources. For example, we may not be able to install adequate financial control systems in an efficient and timely manner, and our current or planned information systems, procedures and controls may be inadequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management and our internal resources. Our inability to manage growth effectively may seriously harm our business and results of operations.

OUR EXPANSION INTO INTERNATIONAL MARKETS MAY NOT SUCCEED.

     We intend to continue expanding into international markets. We have only limited experience in marketing, selling and supporting our products internationally. International sales represented 7.7% of our net revenues for the year ended September 30, 1999, 3.5% for the year ended September 30, 1998 and 6.6% for the year ended September 30, 1997. We have engaged sales personnel in Australia, Europe and Singapore. Our continued growth will require further expansion of our international operations in selected countries in the European and Asia Pacific markets. If we are unable to expand our international operations successfully and in a timely manner, our business and results of operations may be seriously harmed. Such expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally.

WE MAY NOT BE ABLE TO SUSTAIN OR DEVELOP NEW DISTRIBUTION RELATIONSHIPS.

     Our sales strategy requires that we establish multiple distribution channels in the United States and internationally through leading industry resellers, original equipment manufacturers, systems integrators, Internet service providers and other channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. One of our resellers, Exodus Communications, accounted for 22% of our net revenues for the year ended September 30, 1999 and 16% of our accounts receivable balance at

September 30, 1999. Our inability to effectively establish our indirect sales channels will seriously harm our business and results of operations.

OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT, TRAIN AND RETAIN QUALIFIED MARKETING AND SALES, PROFESSIONAL SERVICES AND CUSTOMER SUPPORT PERSONNEL.

     Our products require a sophisticated marketing and sales effort targeted at several levels within a prospective customer's organization. We continue to expand our sales force by hiring additional sales personnel for direct sales and to develop leads for our indirect sales channels. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. Our inability to retain and hire qualified sales personnel may seriously harm our business and results of operations.

     We currently have a small professional services and customer support organization and will need to increase our staff to support new customers and the expanding needs of existing customers. The installation of Internet traffic and content management solutions, the integration of these solutions into existing networks and the ongoing support can be complex. Accordingly, we need highly-trained professional services and customer support personnel. Hiring professional services and customer support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of our products. Our inability to attract, train or retain the number of highly qualified professional services and customer support personnel that our business needs may seriously harm our business and results of operations.

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

IT IS DIFFICULT TO PREDICT OUR FUTURE OPERATING RESULTS BECAUSE WE HAVE AN UNPREDICTABLE SALES CYCLE.

     We are unable to predict our sales cycle because we have limited experience selling our products. Historically, our sales cycle has ranged from approximately two to three months. Sales of BIG/ip, 3DNS, global/SITE(TM) and our see/IT(TM) Network Manager require us to educate potential customers on their use and benefits. The sale of our products is subject to delays from the lengthy internal budgeting, approval and competitive evaluation processes that large corporations and governmental entities may require. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to testing our products before they decide whether or not to purchase. Customers may also defer orders as a result of anticipated releases of new products or enhancements by us or our competitors. As a result, our products have an unpredictable sales cycle that contributes to the uncertainty of our future operating results.

THE AVERAGE SELLING PRICES OF OUR PRODUCTS MAY DECREASE AND OUR COSTS MAY INCREASE, WHICH MAY NEGATIVELY IMPACT GROSS PROFITS.

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

OUR BUSINESS MAY BE HARMED IF OUR CONTRACT MANUFACTURERS ARE NOT ABLE TO PROVIDE US WITH ADEQUATE SUPPLIES OF OUR PRODUCTS.

     We rely on third party contract manufacturers to assemble our products. We outsource the manufacturing of our pre-configured, industry-standard hardware platforms to primarily three contract manufacturers who assemble these hardware platforms to our specifications. We have experienced minor delays in shipments from these contract manufacturers in the past which have not had a material impact on our results of operations. We may experience delays in the future or other problems, such as inferior quality and insufficient quantity of product, any of which may seriously harm our business and results of operations. The inability of our contract manufacturers to provide us with adequate supplies of our products or the loss of one or more of our contract manufacturers may cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and may seriously harm our business and results of operations.

     If the demand for our products grows, we will need to increase our material purchases, contract manufacturing capacity and internal test and quality functions. Any disruptions in product flow may limit our revenue, may seriously harm our competitive position and may result in additional costs or cancellation of orders by our customers. See Item 1 of Part I -- "Business -- Manufacturing."

OUR BUSINESS COULD SUFFER IF THERE ARE ANY INTERRUPTIONS OR DELAYS IN THE SUPPLY OF HARDWARE COMPONENTS FROM OUR THIRD-PARTY SOURCES.

     We currently purchase several hardware components used in the assembly of our products from limited sources. Lead times for these components vary significantly. Any interruption or delay in the supply of any of these hardware components, or the inability to procure a similar component from alternate sources at acceptable prices within a reasonable time, will seriously harm our business and results of operations. See Item 1 of Part
I -- "Business -- Manufacturing."

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

WE MAY NOT ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY AND OUR PRODUCTS MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES.

     We rely on a trademark and trade secret laws and restrictions on disclosure combination of copyright to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. In addition, we have not entered into non-competition agreements with several of our former employees.

     From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights claims or initiate litigation against us or our contract manufacturers, suppliers or customers with respect to existing or future products. Although we have not been a party to any claims alleging infringement of intellectual property rights, we cannot assure you that we will not be subject to these claims in the future. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to determine the scope and validity of our proprietary rights or those of our competitors. Any of these claims, with or without merit, may be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to cease using infringing technology, develop noninfringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business and results of operations may be seriously harmed.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Interest Rate Risk. We do not hold derivative financial instruments or equity securities in our investment portfolio. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 20% of the total portfolio with the exception of treasury securities, commercial paper and money market funds, which are exempt from size limitation. The policy limits all short-term investments to mature in two years or less, with the average maturity being one year or less. These securities are subject to interest rate risk and will decrease in value if interest rates increase.

     Foreign Currency Risk. Currently the majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 1999 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging to date, however we may do so in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                              PAGE
               INDEX TO FINANCIAL STATEMENTS                  ----
Report of Independent Accountants...........................   29
Consolidated Balance Sheets.................................   30
Consolidated Statements of Operations.......................   31
Consolidated Statements of Shareholders' Equity (Deficit)...   32
Consolidated Statements of Cash Flows.......................   33
Notes to Consolidated Financial Statements..................   34

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of F5 Networks, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and present fairly, in all material respects, the financial position of F5 Networks, Inc. and its subsidiary at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICEWATERHOUSECOOPERS LLP
Seattle, Washington
October 22, 1999

                                F5 NETWORKS, INC

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            1998
                                                              -------------   -------------
Current assets:
Cash and cash equivalents...................................     $24,797         $ 6,206
  Restricted cash...........................................       3,013              --
  Accounts receivable, net of allowances of $826 and
     $382...................................................      10,353           2,032
  Inventories...............................................         618              99
  Other current assets......................................         981             250
                                                                 -------         -------
          Total current assets..............................      39,762           8,587
                                                                 -------         -------
Property and equipment, net.................................       2,834             682
Other assets, net...........................................         250             163
                                                                 -------         -------
          Total assets......................................     $42,846         $ 9,432
                                                                 =======         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable..........................................     $ 2,700         $   559
  Accrued liabilities.......................................       3,808             477
  Deferred revenue..........................................       4,365             788
                                                                 -------         -------
          Total current liabilities.........................      10,873           1,824
                                                                 -------         -------
Commitments: (See note 10)
Redeemable convertible preferred stock, no par value:
  Series D convertible, no and 1,138 shares issued and
     outstanding............................................          --           7,688
                                                                 -------         -------
Shareholders' equity (deficit):
  Preferred stock, no par value; 10,000 shares authorized
     Series A Convertible, no and 400 shares issued and
      outstanding...........................................          --           1,123
     Series B Convertible, no and 1,250 shares issued and
      outstanding...........................................          --           1,656
     Series C Convertible, no and 156 shares issued and
      outstanding...........................................          --           1,418
  Common stock, no par value; 100,000 shares authorized,
     18,161 and 6,021 shares issued and outstanding.........      45,760           2,875
Note receivable from shareholder............................        (750)             --
Accumulated other comprehensive loss........................          (3)             --
Unearned compensation.......................................      (3,232)         (1,694)
Accumulated deficit.........................................      (9,802)         (5,458)
                                                                 -------         -------
          Total shareholders' equity (deficit)..............      31,973             (80)
                                                                 -------         -------
          Total liabilities and shareholders' equity
            (deficit).......................................     $42,846         $ 9,432
                                                                 =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               F5 NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Net revenues:
  Products..................................................  $23,420    $ 4,119    $   229
  Services..................................................    4,405        770         --
                                                              -------    -------    -------
          Total net revenues................................   27,825      4,889        229
                                                              -------    -------    -------
Cost of net revenues:
  Products..................................................    5,582      1,091         71
  Services..................................................    1,618        314         --
                                                              -------    -------    -------
          Total cost of net revenues........................    7,200      1,405         71
                                                              -------    -------    -------
Gross profit................................................   20,625      3,484        158
                                                              -------    -------    -------
Operating expenses:
  Sales and marketing.......................................   13,505      3,881        565
  Research and development..................................    5,642      1,810        569
  General and administrative................................    3,869      1,041        383
  Amortization of unearned compensation.....................    2,487        420         69
                                                              -------    -------    -------
          Total operating expenses..........................   25,503      7,152      1,586
                                                              -------    -------    -------
Loss from operations........................................   (4,878)    (3,668)    (1,428)
Interest income (expense), net..............................      534         (4)       (28)
                                                              -------    -------    -------
  Net loss..................................................  $(4,344)   $(3,672)   $(1,456)
                                                              =======    =======    =======

Net loss per share -- basic and diluted.....................  $ (0.42)   $ (0.60)   $ (0.24)
                                                              =======    =======    =======
Weighted average shares -- basic and diluted................   10,238      6,086      6,000
                                                              =======    =======    =======
Pro forma: (A)
Net loss per share -- basic and diluted.....................  $ (0.28)
                                                              =======
Weighted average shares -- basic and diluted................   15,729
                                                              =======

---------------
(A) Assumes shares of the Company's preferred stock outstanding prior to the initial public offering have been converted into common stock as of the date of issuance.

  The accompanying notes are an integral part of these consolidated financial statements.

                               F5 NETWORKS, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                  SUBSCRIPTIONS
                                                                                                     /NOTES
                                       CONVERTIBLE PREFERRED STOCK AMOUNT        COMMON STOCK      RECEIVABLE
                                     ---------------------------------------   ----------------       FROM          UNEARNED
                                     SHARES   SERIES A   SERIES B   SERIES C   SHARES   AMOUNT    SHAREHOLDERS    COMPENSATION
                                     ------   --------   --------   --------   ------   -------   -------------   ------------
BALANCE, SEPTEMBER 30, 1996........     380   $ 1,123                           6,000   $     4       $ (60)
Issuance of Series A Convertible
  Preferred Stock upon payment of
  subscription receivable from
  shareholders.....................      20                                                              60
Sales of Series B Convertible
  Preferred Stock..................     156               $  250
Value ascribed to warrants issued
  in conjunction with sale of
  Convertible Preferred Stock......                          (42)                            42
Value ascribed to warrants issued
  with note payable................                                                         109
Unearned compensation..............                                                         238                     $  (238)
Amortization of unearned
  compensation.....................                                                                                      69
Net loss...........................
                                     ------   -------     ------    -------    ------   -------       -----         -------
BALANCE, SEPTEMBER 30, 1997........     556     1,123        208                6,000       393                        (169)
Sales of Series B Convertible
  Preferred Stock (net of issuance
  costs of $30)....................   1,094                1,740
Sales of Series C Convertible
  Preferred Stock (net of issuance
  costs of $7).....................     156                         $ 1,493
Value ascribed to warrants issued
  in conjunction with sales of
  Convertible Preferred Stock......                         (292)       (75)                367
Exercise of stock options by
  employees........................                                               216        29
Exercise of stock warrants.........                                                 5         5
Repurchase of common stock under
  shareholder agreement............                                            (2,600)     (245)
Issuance of common stock under
  shareholder agreement............                                             1,800       172
Conversion of note payable to
  common stock.....................                                               600       209
Unearned compensation..............                                                       1,945                      (1,945)
Amortization of unearned
  compensation.....................                                                                                     420
Net loss...........................
                                     ------   -------     ------    -------    ------   -------       -----         -------
BALANCE, SEPTEMBER 30, 1998........   1,806     1,123      1,656      1,418     6,021     2,875                      (1,694)
Exercise of stock options by
  employees........................                                               588       256
Exercise of stock warrants.........                                               428       420
Note receivable from shareholder
  for exercise of stock options....                                               150       750        (750)
Unearned compensation..............                                                       4,025                      (4,025)
Amortization of unearned
  compensation.....................                                                                                   2,487
Conversion of convertible preferred
  stock to common stock in
  connection with the initial
  public offering..................  (1,806)   (1,123)    (1,656)    (1,418)    8,114    11,885
Issuance of common stock in an
  initial public offering (net of
  issuance costs of $3,051)........                                             2,860    25,549
Net loss...........................
Other comprehensive loss, net of
  tax:
  Foreign currency translation
    adjustment.....................
  Unrealized loss on securities....
Comprehensive Loss.................
                                     ------   -------     ------    -------    ------   -------       -----         -------
BALANCE, SEPTEMBER 30, 1999........                                            18,161   $45,760       $(750)        $(3,232)
                                     ======   =======     ======    =======    ======   =======       =====         =======


                                      ACCUMULATED
                                         OTHER
                                     COMPREHENSIVE   ACCUMULATED
                                         LOSS          DEFICIT      TOTAL
                                     -------------   -----------   -------
BALANCE, SEPTEMBER 30, 1996........                    $  (330)    $   737
Issuance of Series A Convertible
  Preferred Stock upon payment of
  subscription receivable from
  shareholders.....................                                     60
Sales of Series B Convertible
  Preferred Stock..................                                    250
Value ascribed to warrants issued
  in conjunction with sale of
  Convertible Preferred Stock......
Value ascribed to warrants issued
  with note payable................                                    109
Unearned compensation..............
Amortization of unearned
  compensation.....................                                     69
Net loss...........................                     (1,456)     (1,456)
                                          ---          -------     -------
BALANCE, SEPTEMBER 30, 1997........                     (1,786)       (231)
Sales of Series B Convertible
  Preferred Stock (net of issuance
  costs of $30)....................                                  1,740
Sales of Series C Convertible
  Preferred Stock (net of issuance
  costs of $7).....................                                  1,493
Value ascribed to warrants issued
  in conjunction with sales of
  Convertible Preferred Stock......
Exercise of stock options by
  employees........................                                     29
Exercise of stock warrants.........                                      5
Repurchase of common stock under
  shareholder agreement............                                   (245)
Issuance of common stock under
  shareholder agreement............                                    172
Conversion of note payable to
  common stock.....................                                    209
Unearned compensation..............
Amortization of unearned
  compensation.....................                                    420
Net loss...........................                     (3,672)     (3,672)
                                          ---          -------     -------
BALANCE, SEPTEMBER 30, 1998........                     (5,458)        (80)
Exercise of stock options by
  employees........................                                    256
Exercise of stock warrants.........                                    420
Note receivable from shareholder
  for exercise of stock options....
Unearned compensation..............
Amortization of unearned
  compensation.....................                                  2,487
Conversion of convertible preferred
  stock to common stock in
  connection with the initial
  public offering..................                                  7,688
Issuance of common stock in an
  initial public offering (net of
  issuance costs of $3,051)........                                 25,549
Net loss...........................                     (4,344)
Other comprehensive loss, net of
  tax:
  Foreign currency translation
    adjustment.....................       $(1)
  Unrealized loss on securities....        (2)
Comprehensive Loss.................                                 (4,347)
                                          ---          -------     -------
BALANCE, SEPTEMBER 30, 1999........       $(3)         $(9,802)    $31,973
                                          ===          =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               F5 NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(4,344)   $(3,672)   $(1,456)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Amortization of unearned compensation.......................    2,487        420         69
Provision for doubtful accounts and sales returns...........    1,183        605         --
Depreciation and amortization...............................      573        323         59
Non cash interest expense...................................       --         12          6
Changes in operating assets and liabilities:
  Accounts receivable.......................................   (9,508)    (2,308)      (328)
  Inventories...............................................     (519)       (22)       (48)
  Other current assets......................................     (731)      (186)       (55)
  Other assets..............................................     (181)      (136)      (104)
  Accounts payable and accrued liabilities..................    5,473        806        194
  Deferred revenue..........................................    3,578        604        184
                                                              -------    -------    -------
     Net cash used in operating activities..................   (1,989)    (3,554)    (1,479)
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in restricted cash.............................   (3,013)        --         --
  Issuance of notes to officer..............................       --        (10)        --
  Purchases of property and equipment.......................   (2,631)      (731)       (98)
                                                              -------    -------    -------
     Net cash used in investing activities..................   (5,644)      (741)       (98)
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock in an initial
     public offering........................................   25,549         --         --
  Proceeds from issuance of Series A Convertible Preferred
     Stock..................................................       --         --         60
  Proceeds from issuance of Series B Convertible Preferred
     Stock..................................................       --      1,235        250
  Proceeds from issuance of Series C Convertible Preferred
     Stock..................................................       --      1,493         --
  Proceeds from issuance of Series D Redeemable Convertible
     Preferred Stock........................................       --      7,688         --
  Proceeds from the exercise of stock options and
     warrants...............................................      676         34         --
  Repurchase of common stock under shareholder agreement....       --       (245)        --
  Proceeds from issuance of common stock under shareholder
     agreement..............................................       --        172         --
  Proceeds from line of credit..............................       --        825         --
  Repayments of line of credit..............................       --       (825)        --
  Proceeds from issuance of long-term debt..................       --         --        800
  Principal payments on capital lease obligations...........       --        (19)       (14)
                                                              -------    -------    -------
     Net cash provided by financing activities..............   26,225     10,358      1,096
                                                              -------    -------    -------
     Net increase (decrease) in cash and cash equivalents...   18,592      6,063       (481)
     Effect of exchange rate changes on cash and cash
       equivalents..........................................       (1)        --         --
Cash and cash equivalents, at beginning of year.............    6,206        143        624
                                                              -------    -------    -------
Cash and cash equivalents, at end of year...................  $24,797    $ 6,206    $   143
                                                              =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               F5 NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. THE COMPANY AND BASIS OF PRESENTATION:

     F5 Networks, Inc. (formerly F5 Labs, Inc.) (the "Company") was incorporated on February 26, 1996 in the State of Washington.

     F5 is a leading provider of integrated Internet traffic and content management solutions designed to improve the availability and performance of mission-critical Internet-based servers and applications. The Company's proprietary software-based solutions monitor and manage local and geographically dispersed servers and intelligently direct traffic to the server best able to handle a user's request.

     The Company purchases material component parts and certain licensed software from suppliers and generally contracts with third parties for the assembly of products.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The financial statements consolidate the accounts of F5 Networks, Inc. and its wholly owned subsidiary F5 Networks, Ltd. The companies are collectively hereinafter referred to as the "Company". All intercompany transactions have been eliminated.

SEGMENT INFORMATION

     In the transition period, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The Company operates in one segment providing integrated Internet traffic and content management solutions.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash equivalents are highly liquid investments, consisting of investments in money market funds and marketable securities which are readily convertible to cash without penalty and subject to insignificant risk of changes in value. The Company's cash and cash equivalents balance consists of the following:

                                                                  SEPTEMBER 30,
                                                                -----------------
                                                                 1999       1998
                                                                -------    ------
                                                                 (IN THOUSANDS)
Cash........................................................    $15,671    $6,206
Marketable securities.......................................      9,126        --
                                                                -------    ------
                                                                $24,797    $6,206
                                                                =======    ======

                               F5 NETWORKS, INC.

CONCENTRATION OF CREDIT RISK

     The Company places its temporary cash investments with major financial institutions. As of September 30, 1999, all of the Company's temporary cash investments were placed with four institutions.

     The Company's customers are from diverse industries and geographic locations. Net revenues from international customers are denominated in U.S. Dollars and were approximately $2,153,000, $172,000 and $15,000 for the years ended September 30, 1999, 1998 and 1997, respectively. One customer accounted for 22% of net revenues for the year ended September 30, 1999. For the years ended September 30, 1997 and 1998, no single customer accounted for more than 10% of the Company's net revenues. For the year ended September 30, 1999, one customer represented 16% of accounts receivable. At September 30, 1998, there were no significant accounts receivable from a single customer. The Company does not require collateral to support credit sales. Allowances are maintained for potential credit losses and sales returns.

INVENTORIES

     Inventories consist of hardware, software and related component parts and are recorded at the lower of cost or market (as determined by the first-in, first-out method).

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Equipment under capital leases is stated at the lower of the present value of the minimum lease payments discounted at the Company's incremental borrowing rate at the beginning of the lease term or fair value at the inception of the lease. Depreciation of property and equipment and amortization of capital leases are provided on the straight-line method over the estimated useful lives of the assets of 2 to 5 years. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the improvements.

     The cost of normal maintenance and repairs is charged to expense as incurred and expenditures for major improvements are capitalized at cost. Gains or losses on the disposition of assets in the normal course of business are reflected in the results of operations at the time of disposal.

SOFTWARE DEVELOPMENT COSTS

     Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of each product. The establishment of technological feasibility and the on-going assessment of recoverability of costs require considerable judgment by the Company with respect to certain internal and external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in hardware and software technology. The Company amortizes capitalized software costs using the straight-line method over the estimated economic life of the product, generally two years.

VALUATION OF LONG-LIVED ASSETS

     The Company periodically evaluates the carrying value of long-lived assets to be held and used, including, but not limited to, property and equipment and other assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from the asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

                               F5 NETWORKS, INC.

REVENUE RECOGNITION

     The Company recognizes software revenue under Statement of Position 97-2, "Software Revenue Recognition," and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions."

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

WARRANTY EXPENSE

     The Company offers product warranties of generally one year. Estimated future warranty obligations related to products are provided by charges to operations in the period in which the related revenue is recognized. These estimates are based on historical warranty experience and other relevant information of which the Company is aware. During the years ended September 30, 1999 and 1998 warranty expense was $309,000 and $83,000, respectively. The Company did not record warranty expense during the year ended September 30, 1997.

ADVERTISING

     Advertising costs are expensed as incurred. Advertising expense was approximately $992,000, $256,000 and $0 for the years ended September 30, 1999, 1998 and 1997, respectively.

INCOME TAXES

     The Company accounts for income taxes under the liability method of accounting. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect in the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized.

FOREIGN CURRENCY TRANSLATION

     The financial statements of F5 Networks, Ltd. have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation." Under the provisions of this Statement, all assets and liabilities in the balance sheet of F5 Networks, Ltd., whose functional currency is the British pound, are translated at year-end exchange rates, and translation gains and losses are reported as a component of comprehensive income (loss) and are accumulated in a separate component of shareholders' equity.

COMPREHENSIVE LOSS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in June 1997. This statement establishes new standards for reporting and displaying comprehensive income in the financial statements and was adopted by the Company

                               F5 NETWORKS, INC.

during the quarter ended September 30, 1999. In addition to net income, comprehensive income includes charges or credits to equity that are not the result of transactions with shareholders.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the deemed fair value of the Company's stock and the exercise price of the option. The unearned compensation is being amortized in accordance with Financial Accounting Standards Board Interpretation No. 28 on an accelerated basis over the vesting period of the individual options. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, recorded amounts approximate market value.

NET LOSS AND PRO FORMA NET LOSS PER SHARE

     Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted loss per share for all periods presented.

     In accordance with SFAS No. 128, basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, except that pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, if applicable, common shares issued in each of the periods presented for nominal consideration have been included in the calculation as if they were outstanding for all periods presented. Pro forma basic and diluted net loss per share have been computed as described above and also include the weighted average convertible preferred stock outstanding as if those shares were converted to common stock at the time of issuance.

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per share are the same.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company does not use derivative instruments, therefore the adoption of this statement will not have any effect on the Company's results of operations or its financial position.

                               F5 NETWORKS, INC.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. This statement is effective for fiscal years beginning after December 15, 1998. The Company does not expect the statement to have a material impact on its financial statements.

     In December 1999, SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," was issued. This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. SAB 101 is required to be adopted by the Company for the year ended September 30, 2001. The Company is currently reviewing the requirements of SAB 101 and assessing its impact on the Company's financial statements.

 3. INVENTORIES

     Inventories are comprised of the following:

                                                              SEPTEMBER 30,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
                                                              (IN THOUSANDS)
Finished goods..............................................  $420      $99
Raw materials...............................................   198       --
                                                              ----      ---
                                                              $618      $99
                                                              ====      ===

     In July of 1999, the Company entered into an outstanding secured irrevocable letter of credit with a bank in the amount of $500,000 related to inventory purchases from a supplier. This amount has been included on the Company's balance sheet as of September 30, 1999 as a component of restricted cash.

 4. PROPERTY AND EQUIPMENT:

     At September 30, 1999 and 1998, property and equipment consist of the following:

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               1999     1998
                                                              ------    -----
                                                              (IN THOUSANDS)
Computer equipment..........................................  $2,270    $ 529
Equipment under capital leases..............................      46       54
Office furniture and equipment..............................     888      293
Leasehold improvements......................................     419      116
                                                              ------    -----
                                                               3,623      992
Accumulated depreciation and amortization...................    (789)    (310)
                                                              ------    -----
Property and equipment, net.................................  $2,834    $ 682
                                                              ======    =====

     Depreciation expense was approximately $479,000, $244,000 and $55,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

                               F5 NETWORKS, INC.

 5. ACCRUED LIABILITIES:

     At September 30, 1999 and 1998, accrued liabilities consist of the following:

                                                              SEPTEMBER 30,
                                                              --------------
                                                               1999     1998
                                                              ------    ----
                                                              (IN THOUSANDS)
Accrued payroll and benefits................................  $1,946    $237
Accrued sales and use taxes.................................     566     141
Warranty accrual............................................     224      --
Offering costs..............................................     365      --
Other.......................................................     707      99
                                                              ------    ----
                                                              $3,808    $477
                                                              ======    ====

 6. INCOME TAXES:

     The provisions for federal income tax differs from the amount computed by applying the statutory federal income tax rate for the following reasons:

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
Federal income tax benefit at statutory rate................  (34)%   (34)%   (34)%
Non-deductible stock compensation...........................   (6)%     3%      1%
Other.......................................................    2%      1%     --
                                                              ---     ---     ---
Change in valuation allowance...............................   38%     30%     33%
                                                              ===     ===     ===

     Deferred tax assets and liabilities at September 30, 1999 and 1998 consist of the following:

                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 2,665    $ 1,573
  Exercise of stock options.................................      105         --
  Allowance for doubtful accounts...........................      281         80
  Accrued compensation and benefits.........................      213         61
  Depreciation..............................................       58          9
                                                              -------    -------
          Total deferred tax assets.........................  $ 3,322    $ 1,723
                                                              -------    -------
Deferred tax liabilities:
  Amortization..............................................       (8)       (53)
                                                              -------    -------
          Total deferred tax liabilities....................       (8)       (53)
                                                              -------    -------
                                                              $ 3,314    $ 1,670
Valuation allowance.........................................  $(3,314)   $(1,670)
                                                              -------    -------
                                                              $    --    $    --
                                                              =======    =======

     Differences between the tax bases of assets and liabilities and their financial statement amounts are reflected as deferred income taxes based on enacted tax rates. The net deferred tax assets have been reduced by a full valuation allowance at September 30, 1999 and 1998 based on management's determination that the recognition criteria for realization have not been met.

                               F5 NETWORKS, INC.

     As of September 30, 1999, the Company had net operating loss carryforwards of approximately $7.8 million, to offset future taxable income for Federal income tax purposes, which will expire between 2011 and 2019. Should certain changes in the Company's ownership occur, there could be a limitation on the utilization of its net operating losses.

 7. LINES OF CREDIT:

     In July 1998, the Company entered into a line of credit which allows the Company to borrow up to the lesser of $2.0 million or 75% of the Company's eligible accounts receivable. The terms of the agreement call for monthly interest payments, interest at the prime rate plus 0.5% and a due date of August 31, 1999. This line of credit was not renewed upon expiration.

 8. LONG-TERM DEBT:

     In March and August 1997, the Company entered into $500,000 and $300,000 convertible note agreements with a preferred shareholder, respectively. These notes bore simple interest at 11% annually, matured 18 months from the date of the respective agreements and were collateralized by substantially all of the Company's assets. In October 1997, the Company settled the $500,000 note and related accrued interest by issuing to the preferred shareholder 312,500 shares of the Company's Series B Convertible Preferred Stock. In November 1997, the preferred shareholder converted the $300,000 note and related accrued interest into 600,000 shares of the Company's common stock. In conjunction with these notes, the Company issued to the preferred shareholder warrants to purchase 100,000 and 600,000 shares of the Company's common stock at $0.64 and $0.50 per share, respectively. The aggregate value assigned to the warrants issued with these notes payable of $0 and $109,000, respectively, was reflected as both a debt discount and an increase to common stock. The debt discount was accounted for as a component of interest expense using the effective interest method.

 9. SHAREHOLDERS' EQUITY:

  a. Preferred Stock

     In connection with the Company's initial public offering, all outstanding shares of the Company's Convertible Preferred Stock and Redeemable Convertible Preferred Stock were converted into an aggregate of 8,114,376 shares of the Company's common stock.

     In May 1996, the Company issued 370,000 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $1.1 million. In conjunction with the issuance of the Company's Series A shares to a certain investor, the Company issued warrants, to which no value was assigned, to purchase 240,000 shares of the Company's common stock at $0.50 per share. On December 30, 1998, these warrants were exercised. The holders of the Series A Convertible Preferred Stock had certain voting rights and liquidation preferences equal to $3.00 per share. Each share of Series A Convertible Preferred Stock was converted into six shares of common stock.

     In addition, the Company entered into stock subscriptions for 30,000 shares of the Company's Series A Convertible Preferred Stock in exchange for notes receivable from certain investors for an aggregate of $90,000. These notes receivable bore interest at 9% per annum and had maturity periods ranging from 3 to 6 months from the date of the agreements. In August 1996, 10,000 shares of the Company's Series A Convertible Preferred Stock were issued upon payment in full of $30,000 principal value and accrued interest of a subscription agreement. In fiscal year 1997, the Company issued the remaining 20,000 shares under subscription upon payment in full of the remaining principal amount and accrued interest.

     In September 1997, the Company issued 156,250 shares of Series B Convertible Preferred Stock for an aggregate purchase price of $250,000. In conjunction with this issuance, the Company issued warrants to

                               F5 NETWORKS, INC.

purchase 187,500 shares of the Company's common stock at $0.80 per share. The Company has allocated approximately $42,000 of the purchase price as the value of these warrants. The holders of the Series B Convertible Preferred Stock had certain voting rights and liquidation preferences equal to $1.60 per share. Each share of Series B Convertible Preferred Stock was converted into two shares of common stock.

     In October and November 1997, the Company issued an additional 1,093,750 shares of the Company's Series B Convertible Preferred Stock for an additional aggregate purchase price of $1.8 million, including conversion of the $500,000 note and accrued interest of approximately $20,000 from a preferred shareholder (see Note 8). In conjunction with this issuance, the Company issued warrants to purchase 1,312,500 shares of the Company's common stock at $0.80 per share. The Company has allocated approximately $292,000 of the purchase price of the Series B Convertible Preferred Stock as the value of these warrants.

     In April 1998, the Company issued 156,250 shares of the Company's Series C Convertible Preferred Stock and warrants to purchase 187,500 shares of the Company's common stock at $1.60 per share for an aggregate purchase price of $1.5 million. The Company has allocated approximately $75,000 of the purchase price of the Series C Convertible Preferred Stock as the value of the warrants issued. On February 1, 1999 these warrants were exercised. The holders of the Series C Convertible Preferred Stock have certain voting rights and liquidation preferences equal to $9.60 per share. Each share of Series C Convertible Preferred Stock was converted into six shares of the Company's common stock.

     In August 1998, the Company issued 1,138,438 shares of Series D Redeemable Convertible Preferred Stock for an aggregate purchase price of approximately $7.7 million. The Company was required to redeem all outstanding shares of the Series D Redeemable Convertible Preferred Stock at $6.79 per share, plus all declared and unpaid dividends, either in August 2005 or in three annual installments beginning August 2003 at the request of holders of at least two-thirds of the outstanding Series D Redeemable Convertible Preferred Stock. The holders of the Series D Redeemable Convertible Preferred Stock had certain voting rights and liquidation preferences equal to $13.58 per share. Each share of Series D Redeemable Convertible Preferred Stock was converted into two shares of the Company's common stock.

  b. Common Stock

     On December 2, 1996 and January 27, 1999 the Company authorized a 3 for 1 and 2 for 1 stock split, in the form of stock dividends, respectively on the Company's common stock. All references to number of shares and per share amounts of the Company's common stock in the accompanying financial statements and notes have been restated to reflect these stock splits.

     Upon incorporation of the Company, the founding shareholders entered into an agreement (as amended, the "Shareholder Agreement") which, among other things, called for a mandatory offer to sell the shareholders' stock, first to the remaining founders, then to the Company, in the event of termination of their employment with the Company. In February 1998, one of the founders, who was also an officer of the Company, and the Company purchased 2,600,000 shares of the Company's common stock under the Shareholder Agreement from two founders who had terminated their employment. The Company facilitated the transactions between the shareholders under the Shareholder Agreement, retaining 800,000 of the repurchased shares.

  c. Initial Public Offering

     On June 4, 1999, the Company issued 2,860,000 shares of its common stock at an initial public offering price of $10.00 per share. Also sold in this offering were 590,000 shares held by selling shareholders, including 450,000 shares sold upon the exercise of the underwriters' overallotment option. The net proceeds to the Company from the offering, net of offering costs of approximately $3.1 million were approximately

                               F5 NETWORKS, INC.

$25.5 million. Concurrent with the initial public offering, each outstanding share of the Company's convertible preferred stock was automatically converted into common stock.

  d. Warrants

     In February 1999, the Company issued a warrant to purchase up to 12,500 shares of the Company's common stock at $8.00 per share to a certain customer in conjunction with a sale of products.

     The Company has issued warrants to purchase common stock to investors and to a certain customer. The aggregate consideration for each respective transaction was allocated to securities or debt and the warrants based on their relative fair values. All the warrants were exercisable at the time of issuance. The assumptions applied in the determination of the fair value of warrants issued were (i) use of the Black-Scholes pricing model, (ii) risk free interest rates ranging from 5.2% to 6.2%, (iii) expected volatility rates of approximately 70% (based on disclosed expected volatility rates of comparable companies) and actual volatility subsequent to the initial public offering, (iv) assumed expected lives of 4 to 10 years, and (v) no expected dividends.

     At September 30, 1999, warrants outstanding were as follows:

                                                                                        AGGREGATE
                                                               SHARES OF     EXERCISE    EXERCISE
                    WARRANT TO PURCHASE                       COMMON STOCK    PRICE       PRICE
                    -------------------                       ------------   --------   ----------
Common stock................................................     100,000      $0.64     $   64,000
Common stock................................................     600,000       0.50        300,000
Common stock................................................   1,500,000       0.80      1,200,000
Common stock................................................      12,500       8.00        100,000
                                                               ---------                ----------
                                                               2,212,500                $1,664,000
                                                               =========                ==========

  e. Equity Incentive Plans

     In January 1997, Company's shareholders approved the Amended and Restated 1996 Stock Option Plan (the "1996 Employee Plan") that provides for discretionary grants of non-qualified and incentive stock options for employees and other service providers, and the Amended and Restated Directors' Nonqualified Stock Option Plan (the "1996 Directors' Plan"), which provides for automatic grants of non-qualified stock options to eligible non-employee directors. A total of 2,600,000 shares of common stock has been reserved for issuance under the 1996 Employee Plan and the 1996 Directors' Plan. Employees' stock options typically vest over a period of four years from the grant date; director options typically vest over a period of three years from the grant date. All options under the 1996 Employee Plan and the 1996 Directors' Plan expire 10 years after the grant date. In August 1997, the Company repriced all existing employee options to an exercise price of $0.05 per share. This repricing was accounted for as a cancellation of existing stock options and grant of new stock options. All outstanding, unvested options under the 1996 Employee Plan and the 1996 Director's Plan vest in full upon a change in control of the Company. The Company does not intend to grant any additional options under either of these Plans.

     In November 1998, the Company's shareholders adopted the 1998 Equity Incentive Plan (the "1998 Plan"), which provides for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses for employees and other service providers. A total of 800,000 shares of common stock have been reserved for issuance under the 1998 Plan. Stock options granted under this plan typically vest over a period of four years from the grant date, and expire 10 years from the grant date. The Company has not granted any stock purchase awards or stock bonuses under the 1998 Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding options or stock awards under the 1998 Plan. If the surviving entity determines not to assume or substitute such options or awards,

                               F5 NETWORKS, INC.

then with respect to persons whose service with the Company or an affiliate of the Company has not terminated before a change in control, the vesting of 50% of these options or stock awards (and the time during which these awards may be exercised) will accelerate and the options or awards terminated if not exercised before the change in control.

     In April 1999, the Company's shareholders adopted the 1999 Non-Employee Directors' Stock Option Plan which provides for automatic grants to F5 non-employee directors of options to purchase shares of the Company's common stock. The board administers the plan and cannot delegate administration to a committee. The plan reserved an aggregate of 100,000 shares of common stock for issuance, subject to adjustment in the event of certain capital changes.

     The Company applies the accounting provisions prescribed in APB No. 25 and related interpretations. In certain instances, the Company has issued stock options with an exercise price less than the deemed fair value of the Company's common stock at the date of grant. Accordingly, total compensation costs related to these stock options of approximately $4,025,000, $1,945,000 and $238,000 was deferred during fiscal years 1999, 1998 and 1997, respectively, and is being amortized over the vesting period of the options, generally four years. Amortization of unearned compensation costs of approximately $2,487,000, $420,000 and $69,000 has been recognized as an expense for the years ended September 30, 1999, 1998 and 1997, respectively.

     A summary of stock option transactions are as follows:

                                                                              WEIGHTED
                                                           OUTSTANDING    AVERAGE EXERCISE
                                                             OPTIONS      PRICE PER SHARE
                                                           -----------    ----------------
Balance at September 30, 1996............................     996,000          $0.38
Options granted..........................................   1,349,000           0.15
Options canceled.........................................  (1,119,000)          0.36
                                                           ----------
Balance at September 30, 1997............................   1,226,000           0.15
Options granted..........................................   1,543,000           0.29
Options exercised........................................    (215,750)          0.11
Options canceled.........................................    (476,000)          0.11
                                                           ----------
Balance at September 30, 1998............................   2,077,250           0.26
Options granted..........................................   1,343,371           9.82
Options exercised........................................    (738,191)          1.33
Options canceled.........................................    (197,800)          1.15
                                                           ----------
Balance at September 30, 1999............................   2,484,630           5.05
                                                           ==========

                               F5 NETWORKS, INC.

     Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the minimum value method of that statement for all periods prior to the Company becoming a public entity and fair value method of that statement for all periods subsequent to the Company becoming a public entity. The fair value of each option is estimated at the date of grant with the following weighted-average assumptions used for the years ended September 30, 1999, 1998 and 1997:

                                                                   YEAR ENDED
                                                                  SEPTEMBER 30,
                                                          -----------------------------
                                                           1999       1998       1997
                                                          -------    -------    -------
Risk-free interest rate.................................    5.47%      4.62%      6.21%
Dividend yield..........................................    0.00%      0.00%      0.00%
Expected term of option.................................  4 years    4 years    4 years
Volatility subsequent to initial public offering........   69.87%

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma net loss would have been as follows:

                                                                      YEAR ENDED
                                                                    SEPTEMBER 30,
                                                        --------------------------------------
                                                           1999          1998          1997
                                                        ----------    ----------    ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss as reported..................................   $(4,344)      $(3,672)      $(1,456)
Net loss pro forma....................................    (5,151)       (3,742)       (1,468)
Net loss per share as reported........................     (0.42)        (0.60)        (0.24)
Net loss per share pro forma..........................     (0.50)        (0.61)        (0.24)

     The weighted-average fair values and weighted-average exercise prices per share at the date of grant for options granted for the years ended September 30, 1999, 1998 and 1997 were as follows:

                                                                     YEAR ENDED
                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------    -----    -----
Weighted-average fair value of options granted with exercise prices equal to the market value of the stock at the date of
grant.......................................................  $15.69    $0.08    $0.01
Weighted-average exercise price of options granted with
  exercise prices equal to the market value of the stock at
  the date of grant.........................................   30.52     0.50     0.05
Weighted-average fair value of options granted with exercise prices less than the market value of the stock at the date
  of grant..................................................    4.54     1.60     0.41
Weighted-average exercise price of options granted with
  exercise prices less than the market value of the stock at
  the date of grant.........................................    1.24     0.28     0.05

                               F5 NETWORKS, INC.

     The following table summarizes information about fixed-price options outstanding at September 30, 1999 as follows:

                                      WEIGHTED AVERAGE                                           WEIGHTED
                         NUMBER          REMAINING        WEIGHTED AVERAGE      NUMBER            AVERAGE
EXERCISE PRICES        OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE    EXERCISABLE PRICE
---------------        -----------    ----------------    ----------------    -----------    -----------------
$ 0.05 -- $ 0.05.....    723,095            8.08               $ 0.05            89,500           $ 0.05
  0.25 --   0.50.....    482,668            8.21                 0.34           150,200             0.44
  0.75 --   0.75.....    304,738            8.94                 0.75            80,309             0.75
  1.50 --   1.50.....    501,481            9.15                 1.50            43,236             1.50
  2.50 --  53.44.....    375,273            9.56                12.69            10,745            11.33
 54.94 --  73.25.....     92,375            9.87                67.40                --               --
 75.31 --  75.31.....      5,000            9.94                75.31                --               --

1999 EMPLOYEE STOCK PURCHASE PLAN

     In May 1999, the board of directors approved the adoption of the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 1,000,000 shares of common stock has been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The Purchase Plan has been implemented in a series of offering periods, each approximately 6 months in duration; provided, however, that the first offering period commenced on the effectiveness of the initial public offering and be approximately seven months in duration, ending on the last trading day on or before December 31, 1999. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or on the last day of the respective purchase period.

10. COMMITMENTS:

     The Company is committed under non-cancelable operating leases for its current and former office space, which expire in 2002 and 1999, respectively. Additionally, the Company is committed under non-cancelable operating leases for certain office equipment. Minimum operating lease payments and sub-leasing receipts for future fiscal years, as of September 30, 1999, are approximately as follows:

                                                              OPERATING LEASE
                                                                 PAYMENTS
                                                              ---------------
                                                              (IN THOUSANDS)
2000........................................................      $ 2,254
2001........................................................        3,124
2002........................................................        3,152
2003........................................................        3,179
2004........................................................        2,893
Thereafter..................................................       20,192
                                                                  -------
          Total.............................................      $34,794
                                                                  =======

     Rent expense under noncancelable operating leases amounted to approximately $464,000, $145,000 and $38,000 for the years ended September 30, 1999, 1998 and
1997, respectively.

     In July of 1999 the Company amended its existing lease of office space to add an additional 8,000 square feet, for a term of 84 months. The annual cost of this additional lease is approximately $164,000, subject to

                               F5 NETWORKS, INC.

annual adjustments. Also in July of 1999 the Company entered into a new lease for approximately 84,000 square feet of office space in a building which is currently under construction. This lease will commence on July 1, 2000 with a term of 12 years. The annual cost of this lease is approximately $2,000,000, subject to annual adjustments.

     Also in July 1999, the Company entered into an outstanding secured irrevocable letter of credit with a bank in the amount of $2.5 million which collateralizes the Company's obligation to fund its lease commitment. This amount has been included on the Company's balance sheet as of September 30, 1999 as a component of restricted cash.

11. RELATED PARTY TRANSACTIONS:

     In March 1999, the Company issued 150,000 shares of common stock to an officer of the Company in exchange for a note receivable. These shares were acquired by exercising stock options that vest over a period of four years. The note bears interest at a rate of 4.83%, is collateralized by the shares, partially guaranteed by the officer and is due in 2003. Under the pledge agreement, the Company has the obligation to repurchase any remaining unvested shares, and the note becomes due upon the officer's termination. Further, the shares may not be transferred until they are vested and paid for.

12. SUBSEQUENT EVENTS:

     On September 29, 1999, the Company's registration statement (No. 333-86767) filed under the Securities Act of 1933, as amended, for a secondary public offering of common stock became effective. The Company sold a total of 500,000 shares at a price of $67.00 per share to an underwriting syndicate led by Hambrecht & Quist, BancBoston Robertson Stephens, Bear, Stearns and Company and Dain Rauscher Wessels. The offering commenced on September 29, 1999 and was completed on October 5, 1999. An additional 2,030,000 of shares of common stock were sold on behalf of selling shareholders as part of this public offering. Offering proceeds to the Company, after underwriting discounts, net of aggregate expenses of approximately $350,000, were approximately $31.5 million. This offering has not been reflected within the accompanying consolidated financial statements.

13. SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental disclosure of cash flow information is summarized below for the years ended September 30, 1999, 1998 and 1997:

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
Noncash investing and financing activities:
  Conversion of note payable and related accrued interest to
     Series B Convertible Preferred Stock...................   $ --      $520      $ --
  Value ascribed to warrants in conjunction with sale of
     Convertible Preferred Stock............................     --       367        42
  Note receivable from shareholder for exercise of
     options................................................    750        --        --
  Conversion of note payable to common stock................     --       209        --
Cash paid for interest......................................     --        30        19
Equipment obtained through capital lease....................     --        --        11
Value attributed to warrants................................     --        --       109

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     See "Directors and Executive Officers of the Registrant" under Item 1, Part I above.

     Information concerning compliance with Section 16 of the Securities Exchange Act is incorporated herein by reference to information appearing in the Company's Proxy Statement for its annual meeting of shareholders to be held on February 17, 2000, which information appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Such Proxy Statement will be filed within 120 days of the Company's last fiscal year-end, September 30, 1999.

ITEMS 11, 12 AND 13

     The information called for by Items 11, 12 and 13 of this Part III is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on February 17, 2000 and is incorporated herein by reference. The information appears in the Proxy Statement under the captions "Election of Directors," and "Remuneration of Executive Officers," "Voting Securities and Principal Holders," "Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph." Such Proxy Statement will be filed within 120 days of the Company's last fiscal year-end, September 30, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Index to Consolidated Financial Statements and Financial Statements schedules:

          (1) Consolidated Financial Statements.

           Consolidated Report of PricewaterhouseCoopers LLP, Independent Accountants

           Consolidated Balance Sheets as of September 30, 1999 and 1998

           Consolidated Statements of Operations for the years ended September 30, 1999, 1998 and 1997

           Consolidated Statements of Shareholders' Equity (Deficit) for the years ended September 30, 1999, 1998 and 1997

           Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998 and 1997

           Notes to Consolidated Financial Statements

          (2) Consolidated Financial Statement Schedule.

           Valuation and Qualifying Accounts and Reserves.

     (b) Reports on Form 8-K:

        None

     (c) Exhibits:

        EXHIBIT
         NUMBER
     (REFERENCED TO
      ITEM 601 OF
    REGULATION S-K)                          EXHIBIT DESCRIPTION
    ---------------                          -------------------
          3.1            -- Amended and Restated Articles of Incorporation of the
                            Registration, as amended.(1)
          3.2            -- Bylaws of the Registrant, as currently in effect.(1)
          4.1            -- Specimen Common Stock Certificate.(1)
         10.1            -- Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers.(1)
         10.2            -- 1998 Equity Incentive Plan.(1)
         10.3            -- Form of Option Agreement under the 1998 Equity Incentive
                            Plan.(1)
         10.4            -- 1999 Employee Stock Purchase Plan.(1)
         10.5            -- Amended and Restated Directors' Nonqualified Stock Option
                            Plan.(1)
         10.6            -- Form of Option Agreement under the Amended and Restated
                            Directors' Nonqualified Stock Option Plan.(1)
         10.7            -- Amended and Restated 1996 Stock Option Plan.(1)
         10.8            -- Form of Option Agreement under the Amended and Restated
                            1996 Stock Option Plan.(1)
         10.9            -- 1999 Non-Employee Directors' Stock Option Plan.(1)
         10.10           -- Form of Option Agreement under 1999 Non-Employee
                            Directors' Stock Option Plan.(1)
         10.11           -- Lease Agreement, dated October 9, 1997, between the
                            Registrant and First Avenue West Building L.L.C.(1)
         10.12           -- First Amendment to Lease Agreement, dated July 23, 1998, between Registrant and First Avenue West Building
                            L.L.C.(1)
         10.13           -- Second Amendment to Lease Agreement, dated September 30,
                            1998, between Registrant and First Avenue West Building
                            L.L.C.(1)
         10.14           -- Third Amendment to Lease Agreement, dated January 6,
                            1999, between the Registrant and First Avenue West
                            Building L.L.C.(1)
         10.15           -- Fourth Amendment to Lease Agreement, dated July 2, 1999, between the Registrant and First Avenue West Building
                            L.L.C.(2)
         10.16           -- Fifth Amendment to Lease Agreement, dated July 5, 1999, between the Registrant and First Avenue West Building
                            L.L.C.(2)
         10.17           -- Office Lease Agreement, dated July 31, 1999, between
                            Registrant and 401 Elliott West LLC.(2)
         10.18           -- Agreement, dated February 19, 1999, between the
                            Registrant and Steven Goldman.(1)
         10.19           -- Form of Common Stock Purchase Warrant.(1)
         10.20           -- Common Stock Warrant, dated March 15, 1997, between
                            Registrant and Brittania Holdings Limited.(1)
         10.21           -- Common Stock Warrant, dated August 5, 1997, between
                            Registrant and Brittania Holdings Limited.(1)
         10.22           -- Common Stock Warrant, dated February 25, 1999, between
                            Registrant and PSINet, Inc., as amended.(1)
         10.23           -- Investor Rights Agreement, dated August 21, 1998, between
                            Registrant and certain holders of the Registrant's Series
                            A Preferred Stock, Series B Preferred Stock, Series C
                            Preferred Stock and Series D Preferred Stock.(1)

        EXHIBIT
         NUMBER
     (REFERENCED TO
      ITEM 601 OF
    REGULATION S-K)                          EXHIBIT DESCRIPTION
    ---------------                          -------------------
         10.24           -- Promissory Term Note, dated January 6, 1998, between
                            Registrant and Jeffrey S. Hussey, as amended.(1)
         10.25           -- Early Exercise Stock Purchase Agreement, dated March 10,
                            1999, between Registrant and Robert J. Chamberlain.(1)
         23.1*           -- Consent of PricewaterhouseCoopers LLP, Independent
                            Accountants.
         27.1*           -- Financial Data Schedule.

---------------
 *  Filed herewith.

(1) Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(2) Incorporated by reference from Registration Statement on Form S-1, File No. 333-86767.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          F5 NETWORKS, INC.
Dated: December 28, 1999

                                          By:     /s/ JEFFREY S. HUSSEY
                                            ------------------------------------
                                                     Jeffrey S. Hussey
                                                   Chairman of the Board,
                                                Chief Executive Officer and
                                                          President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----

              By: /s/ JEFFREY S. HUSSEY                Chairman of the Board, Chief  December 28, 1999
  -------------------------------------------------    Executive Officer and
                  Jeffrey S. Hussey                    President (Principal
                                                       Executive Officer)

            By: /s/ ROBERT J. CHAMBERLAIN              Vice President of Finance,    December 28, 1999
  -------------------------------------------------    Chief Financial Officer
                Robert J. Chamberlain                  (Principal Finance and
                                                       Accounting Officer)

              By: /s/ CARLTON G. AMDAHL                Director                      December 28, 1999
  -------------------------------------------------
                  Carlton G. Amdahl

             By: /s/ KEITH D. GRINSTEIN                Director                      December 28, 1999
  -------------------------------------------------
                 Keith D. Grinstein

               By: /s/ KARL D. GUELICH                 Director                      December 28, 1999
  -------------------------------------------------
                   Karl D. Guelich

              By: /s/ ALAN J. HIGGINSON                Director                      December 28, 1999
  -------------------------------------------------
                  Alan J. Higginson

                By: /s/ SONJA L. HOEL                  Director                      December 28, 1999
  -------------------------------------------------
                    Sonja L. Hoel

                               F5 NETWORKS, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                          BALANCE AT     CHARGES TO
                                         BEGINNING OF     COSTS &       CHARGES TO                   BALANCE AT END
              DESCRIPTION                FISCAL PERIOD    EXPENSES    OTHER ACCOUNTS   DEDUCTIONS   OF FISCAL PERIOD
              -----------                -------------   ----------   --------------   ----------   ----------------
Year Ended September 30, 1997
  Allowance for doubtful accounts......     $   --          $ --          $   --          $ --           $   --
  Allowance for sales returns..........         --            --              --            --               --
  Tax valuation allowance..............         87            --             483            --              570
Year Ended September 30, 1998
  Allowance for doubtful accounts......         --           120              --            31               89
  Allowance for sales returns..........         --           485              --           193              292
  Tax valuation allowance..............        570            --           1,100            --            1,670
Year Ended September 30, 1999
  Allowance for doubtful accounts......         89           409              --            85              413
  Allowance for sales returns..........        292           774              --           653              413
  Tax valuation allowance..............      1,670            --           1,644            --            3,314

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER
     (REFERENCED TO
      ITEM 601 OF
    REGULATION S-K)                          EXHIBIT DESCRIPTION
    ---------------                          -------------------
          3.1            -- Amended and Restated Articles of Incorporation of the
                            Registration, as amended.(1)
          3.2            -- Bylaws of the Registrant, as currently in effect.(1)
          4.1            -- Specimen Common Stock Certificate.(1)
         10.1            -- Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers.(1)
         10.2            -- 1998 Equity Incentive Plan.(1)
         10.3            -- Form of Option Agreement under the 1998 Equity Incentive
                            Plan.(1)
         10.4            -- 1999 Employee Stock Purchase Plan.(1)
         10.5            -- Amended and Restated Directors' Nonqualified Stock Option
                            Plan.(1)
         10.6            -- Form of Option Agreement under the Amended and Restated
                            Directors' Nonqualified Stock Option Plan.(1)
         10.7            -- Amended and Restated 1996 Stock Option Plan.(1)
         10.8            -- Form of Option Agreement under the Amended and Restated
                            1996 Stock Option Plan.(1)
         10.9            -- 1999 Non-Employee Directors' Stock Option Plan.(1)
         10.10           -- Form of Option Agreement under 1999 Non-Employee
                            Directors' Stock Option Plan.(1)
         10.11           -- Lease Agreement, dated October 9, 1997, between the
                            Registrant and First Avenue West Building L.L.C.(1)
         10.12           -- First Amendment to Lease Agreement, dated July 23, 1998, between Registrant and First Avenue West Building
                            L.L.C.(1)
         10.13           -- Second Amendment to Lease Agreement, dated September 30,
                            1998, between Registrant and First Avenue West Building
                            L.L.C.(1)
         10.14           -- Third Amendment to Lease Agreement, dated January 6,
                            1999, between the Registrant and First Avenue West
                            Building L.L.C.(1)
         10.15           -- Fourth Amendment to Lease Agreement, dated July 2, 1999, between the Registrant and First Avenue West Building
                            L.L.C.(2)
         10.16           -- Fifth Amendment to Lease Agreement, dated July 5, 1999, between the Registrant and First Avenue West Building
                            L.L.C.(2)
         10.17           -- Office Lease Agreement, dated July 31, 1999, between
                            Registrant and 401 Elliott West LLC.(2)
         10.18           -- Agreement, dated February 19, 1999, between the
                            Registrant and Steven Goldman.(1)
         10.19           -- Form of Common Stock Purchase Warrant.(1)
         10.20           -- Common Stock Warrant, dated March 15, 1997, between
                            Registrant and Brittania Holdings Limited.(1)
         10.21           -- Common Stock Warrant, dated August 5, 1997, between
                            Registrant and Brittania Holdings Limited.(1)
         10.22           -- Common Stock Warrant, dated February 25, 1999, between
                            Registrant and PSINet, Inc., as amended.(1)
         10.23           -- Investor Rights Agreement, dated August 21, 1998, between
                            Registrant and certain holders of the Registrant's Series
                            A Preferred Stock, Series B Preferred Stock, Series C
                            Preferred Stock and Series D Preferred Stock.(1)
         10.24           -- Promissory Term Note, dated January 6, 1998, between
                            Registrant and Jeffrey S. Hussey, as amended.(1)
         10.25           -- Early Exercise Stock Purchase Agreement, dated March 10,
                            1999, between Registrant and Robert J. Chamberlain.(1)

        EXHIBIT
         NUMBER
     (REFERENCED TO
      ITEM 601 OF
    REGULATION S-K)                          EXHIBIT DESCRIPTION
    ---------------                          -------------------
         23.1*           -- Consent of PricewaterhouseCoopers LLP, Independent
                            Accountants.
         27.1*           -- Financial Data Schedule.

---------------
 *  Filed herewith.

(1) Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(2) Incorporated by reference from Registration Statement on Form S-1, File No. 333-86767.