Form 10-Q
period 1999-12-31
F5 NETWORKS INC
filed 2000-02-09
CIK 1048695

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 21,143,698 shares of common stock, no par value, as of February 1, 2000.

================================================================================

                                F5 NETWORKS, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

                                                                                PAGE
                                                                                ----
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of
                   December 31, 1999 and September 30, 1999                      3

          Condensed Consolidated Statements of Operations for the
               three months ended December 31, 1999 and 1998                     4

          Condensed Consolidated Statements of Cash Flows for the
                   three months ended December 31, 1999 and 1998                 5

          Notes to Condensed Consolidated Financial Statements                   6

Item 2.   Management's Discussion and Analysis of Financial Condition and        9
          Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk             14


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                     None

Item 2.   Changes in Securities and Use of Proceeds                              15

Item 3.   Defaults upon Securities                                              None

Item 4.   Submission of Matters to a Vote of Security Holders                   None

Item 5.   Other Information                                                     None

Item 6.   Exhibits and Reports on Form 8-K                                       15

Signatures                                                                       16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                                F5 NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                         DECEMBER 31,  SEPTEMBER 30,
                                                                             1999         1999
                                                                         ------------  -------------
                                                                         (unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                $ 59,983     $ 24,797
   Restricted cash ...................................................         3,049        3,013
   Accounts receivable, net of allowances of $906 and $826 ...........        15,965       10,353
   Inventories .......................................................           915          618
   Other current assets ..............................................         1,171          981
                                                                         ------------  -------------
     Total current assets ............................................        81,083       39,762
                                                                         ------------  -------------
Property and equipment, net ..........................................         3,803        2,834
Other assets .........................................................           294          250
                                                                         ------------  -------------
     Total assets ....................................................      $ 85,180     $ 42,846
                                                                         ============  =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ................................................      $  3,510        2,700
     Accrued liabilities .............................................         3,670        3,808
     Deferred revenue ................................................         7,641        4,365
                                                                         ------------  -------------
       Total current liabilities .....................................        14,821       10,873
                                                                         ------------  -------------

Commitments

Shareholders' equity:
Common stock, no par value; 100,000,000 shares authorized, 21,022,000
   and 18,161,000 shares issued and outstanding ......................        79,305       45,760
Note receivable from shareholder .....................................          (750)        (750)
Accumulated other comprehensive income (loss) ........................            52           (3)
Unearned compensation ................................................        (2,689)      (3,232)
Accumulated deficit ..................................................        (5,559)      (9,802)
                                                                         ------------  -------------
     Total shareholders' equity ......................................        70,359       31,973
                                                                         ------------  -------------
       Total liabilities and shareholders' equity ....................      $ 85,180     $ 42,846
                                                                         ============  =============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                F5 NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share amounts)

                                                                             THREE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                         ---------------------------
                                                                             1999          1998
                                                                         ------------  -------------
Net revenues:
     Products.........................................................     $ 16,282      $  2,282
     Services.........................................................        2,891           413
                                                                         ------------  -------------
         Total net revenues...........................................       19,173         2,695
                                                                         ------------  -------------

Cost of net revenues:
     Products.........................................................        4,624          624
     Services.........................................................        1,059          196
                                                                         ------------  -------------
         Total cost of net revenues...................................        5,683          820
                                                                         ------------  -------------
     Gross profit.....................................................       13,490        1,875
                                                                         ------------  -------------

Operating expenses:
     Sales and marketing..............................................        5,742        2,216
     Research and development.........................................        2,225        1,021
     General and administrative.......................................        1,478          525
     Amortization of unearned compensation............................          543          368
                                                                         ------------  -------------
         Total operating expenses.....................................        9,988        4,130
                                                                         ------------  -------------

Income (loss) from operations.........................................        3,502       (2,255)

Interest income, net..................................................          741           58
                                                                         ------------  -------------
     Net income (loss)................................................     $  4,243      $(2,197)
                                                                         ============  =============

Net income (loss) per share - basic...................................     $   0.21      $ (0.36)
                                                                         ============  =============
Weighted-average shares - basic.......................................       20,427        6,047
                                                                         ============  =============

Net income (loss) per share - diluted.................................     $   0.18      $ (0.36)
                                                                         ============  =============
Weighted average shares-diluted.......................................       23,061        6,047
                                                                         ============  =============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                F5 NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                             THREE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                         ---------------------------
                                                                              1999         1998
                                                                         ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...............................................         $  4,243      $ (2,197)
  Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
     Unrealized gain on marketable securities.....................               62            --
     Amortization of unearned compensation........................              543           368
     Provision for doubtful accounts and sales returns............              257           323
     Depreciation and amortization................................              358           119
     Changes in operating assets and liabilities:
       Accounts receivable........................................           (5,875)       (1,196)
       Inventories................................................             (298)         (281)
       Other assets...............................................             (253)           14
       Accounts payable and accrued liabilities...................              678           891
       Deferred revenue...........................................            3,278           392
                                                                         ------------  -------------
         Net cash provided by (used in) operating activities......            2,993        (1,567)
                                                                         ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in restricted cash...................................               (36)          --
  Purchases of property and equipment.............................            (1,309)        (331)
                                                                         ------------  -------------
         Net cash used in investing activities....................            (1,345)        (331)
                                                                         ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the secondary offering, net of issuance costs.....            31,475
  Proceeds from option and warrant exercises......................             2,070          150
                                                                         ------------  -------------
         Net cash provided by financing activities................            33,545          150
                                                                         ------------  -------------
         Net increase (decrease) in cash and cash equivalents.....            35,193       (1,748)
      Effect of exchange rate changes on cash and cash equivalents                (7)          --
                                                                         ------------  -------------
  Cash and cash equivalents, at beginning of period...............            24,797        6,206
                                                                         ------------  -------------
  Cash and cash equivalents, at end of period.....................         $  59,983     $  4,458
                                                                         ============  =============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                F5 NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   THE COMPANY AND BASIS OF PRESENTATION

         F5 Networks, Inc. ("F5" or the "Company") was incorporated on February 26, 1996 in the State of Washington.

         F5 is a leading provider of integrated Internet traffic and content management solutions designed to improve the availability and performance of mission-critical Internet-based servers and applications. F5's proprietary software-based solutions monitor and manage local and geographically dispersed servers and intelligently direct traffic to the server best able to handle a user's request.

         The accompanying unaudited condensed consolidated financial statements have been prepared by F5 in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at December 31, 1999, its operating results for the three months ended December 31, 1999 and 1998 and cash flows for the three months ended December 31, 1999 and 1998. The condensed consolidated balance sheet at September 30, 1999 has been derived from audited financial statements as of that date. These financial statements and the notes should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on December 28, 1999.

         The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for future quarters or the year ending September 30, 2000.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The financial statements consolidate the accounts of F5 Networks, Inc. and its wholly owned subsidiary F5 Networks, Ltd. All intercompany transactions have been eliminated.

SEGMENT INFORMATION

         The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. In the opinion of management, the Company operates in one segment providing integrated Internet traffic and content management solutions.

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

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         Cash equivalents are highly liquid investments, consisting of investments in money market funds and marketable securities which are readily convertible to cash without penalty and subject to insignificant risk of changes in value. The Company's cash and cash equivalents balance consists of the following:

                                                                   DECEMBER 31,   SEPTEMBER 30,
                                                                      1999            1999
                                                                   ------------  --------------
                                                                   (UNAUDITED)   (IN THOUSANDS)
Cash............................................................    $  30,906       $  15,671
Marketable securities...........................................       29,077           9,126
                                                                   ------------  --------------
                                                                    $  59,983       $  24,797
                                                                   ============  ==============

CONCENTRATION OF CREDIT RISK

         The Company places its temporary cash investments with major financial institutions. As of December 31, 1999, all of the Company's temporary cash investments were placed with four institutions.

         The Company's customers are from diverse industries and geographic locations. Net revenues from international customers are denominated in U.S. Dollars and were approximately $2,260,000 for the three months ended December 31, 1999, and $26,000 for the three months ended December 31, 1998. For the three months ended December 31, 1999 and 1998, one customer accounted for 24.3% and 16.1% of net revenues, respectively. One customer accounted for 15.4% and 15.7% of the Company's accounts receivable balance at December 31, 1999 and 1998, respectively.

INVENTORIES

         Inventories consist of hardware, software and related component parts and are recorded at the lower of cost or market (as determined by the first-in, first-out method).

              Inventories are comprised of the following:

                                                                   DECEMBER 31,  SEPTEMBER 30,
                                                                      1999           1999
                                                                   ------------  --------------
                                                                    (UNAUDITED)  (IN THOUSANDS)

Finished goods..................................................       $ 504         $ 420
Raw materials...................................................         411           198
                                                                   ------------  --------------
                                                                       $ 915         $ 618
                                                                   ============  ==============

COMPREHENSIVE INCOME (LOSS)

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in June 1997. This statement established new standards for reporting and displaying comprehensive income in the financial statements and was adopted by the Company during the quarter ended September 30, 1999. In addition to net income, comprehensive income includes charges or credits to equity that are not the result of transactions with shareholders.

         The following table sets forth a reconciliation of net income (loss) to comprehensive income (loss), net of tax:


                                                                            THREE MONTHS ENDED
                                                                    ------------------------------------
                                                                    DECEMBER 31, 1999  DECEMBER 31, 1998
                                                                    -----------------  -----------------
                                                                          (UNAUDITED, IN THOUSANDS)
Net income (loss).................................................      $ 4,243            $ (2,197)
Unrealized gain on investments....................................           61                  --
Foreign currency translation adjustment...........................           (6)                 --
                                                                    -----------------  -----------------
Comprehensive income (loss).......................................      $ 4,298            $ (2,197)
                                                                    =================  =================

REVENUE RECOGNITION

         The Company recognizes software revenue under Statement of Position 97-2, "Software Revenue Recognition," and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions."

         The Company sells products through resellers, original equipment manufacturers and other channel partners, as well as to end users, under similar terms. The Company generally combines software license, hardware, installation and customer support elements into a package with a single "bundled" price. The Company allocates a portion of the sales price to each element of the bundled package based on their respective fair values when the individual elements are sold separately. Revenues from the license of software, net of an allowance for estimated returns, are recognized when the product has been shipped and the customer is obligated to pay for the product. Installation revenue is recognized when the product has been installed at the customer's site. Revenues for customer support are recognized on a straight-line basis over the service contract terms. Estimated sales returns are based on historical experience by product and are recorded at the time revenues are recognized.

NET INCOME (LOSS) PER SHARE

         In accordance with SFAS No. 128, basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, except that pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, if applicable, common shares issued in each of the periods presented for nominal consideration have been included in the calculation as if they were outstanding for all periods presented.

         Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

         The following table sets forth the computation of basic and diluted net income per share for the three months ended December 31:

                                                                             1999          1998
                                                                         ------------  --------------
       Numerator:
                Net income (loss)                                         $   4,243       $ (2,197)
                                                                         ============  ==============
       Denominator:
                Weighted average shares outstanding - basic                  20,427          6,047
                Dilutive effect of common shares from stock options           2,153             --
                Dilutive effect of common shares from warrants                  481             --
                                                                         ------------  --------------
                Weighted average shares outstanding - diluted                23,061          6,047
                                                                         ============  ==============

       Basic net income per share                                         $    0.21       $  (0.36)
                                                                         ============  ==============

       Diluted net income per share                                       $    0.18       $  (0.36)
                                                                         ============  ==============

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not use derivative instruments, therefore the adoption of this statement will not have any effect on the Company's results of operations or its financial position.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements in this report concerning future events or future performance, financial results or achievements of F5, or other statements which are not statements of historical facts are forward-looking statements. These statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts", "potential" or "continue" or the negative of such terms or comparable terms. These statements are subject to a number of known and unknown risks, uncertainties and other factors which may cause F5's actual results, performance or achievements to differ from those expressed or implied by those statements. Relevant risks and uncertainties include among others: the Company's limited operating history; variability of the Company's operating results; market acceptance of the Company's Internet traffic and content management products; the Company's timely development of new products and features; the company's ability to manage its growth; the Company's ability to maintain and develop distribution relationships; competition in the Internet traffic and content management market; the company's ability to expand in the international markets; unpredictability of the Company's sales cycle and other risk factors referenced in the Company's public filings with the Securities and Exchange Commission, and in particular, those set forth under the heading "Risk Factors" in the company's Annual Report on Form 10-K filed with the SEC on December 28, 1999. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any statement is based.

         The following information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 27 of our annual report on Form 10-K.

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

         In July, 1997, we released our first version of our BIG/ip(R) Controller, and began to expand our operations. We continue to commit a significant amount of resources to research and development, marketing programs, domestic and international sales channels, customer support and services and our general and administrative infrastructure. As of December 31, 1999, we have:

         o  hired more than 230 employees;

         o hired sales, professional services and customer support personnel nation-wide;

         o  released several upgrades to BIG/ip;

         o released three new products: our 3DNS(TM) Controller, our see/IT(TM) Network Manager and our global/SITE(TM) Controller;

         o engaged sales representatives in the European and Asia Pacific markets; and

         o established distributor relationships with nine international resellers.

         Our net revenues grew from $2.7 million for the three months ended December 31, 1998 to $19.2 million for the three months ended December 31, 1999. Currently, we derive approximately 72% of our net revenues from sales of BIG/ip. One of our resellers, Exodus Communications, accounted for 24.3% of our net revenues for the three months ended December 31, 1999 and 15.4% of our accounts receivable balance at December 31, 1999. We expect to continue to derive a significant portion of our net revenues from sales of BIG/ip in the future.

         Net revenues derived from customers located outside of the United States were $26,000 and $2,260,000 for the three months ended December 31, 1998 and 1999, respectively. We plan to expand our international operations significantly, particularly in selected countries in the European and Asia Pacific markets, because we believe international markets represent a significant growth opportunity. The expansion of our international operations will be subject to a variety of risks that could significantly harm our business and results of operations.

         Customers who purchase our products receive installation services and an initial customer support contract, typically covering a 12-month period. We generally combine the software license, hardware, installation, and customer support elements of our products into a package for a single price. We allocate a portion of the sales price to each element of the bundled package based on their respective fair values when the individual elements are sold separately. Revenues from the license of software are recognized, net of allowances for estimated returns, when the product has been shipped and the customer is obligated to pay for the product. Installation revenue is recognized when the product has been installed at the customer's site. Revenues for customer support are recognized on a straight-line basis over the service contract term. Our ordinary payment terms to our customers are net 30 days, but we have extended payment terms beyond net 30 days to some customers. Estimated sales returns are based on historical experience by product and are recorded at the time revenues are recognized. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses. Customers may also purchase consulting services and renew their initial customer support contract. Based on our limited operating history, it is difficult to predict what our rate of renewals will be in the future.

         As of December 31, 1999, we had an accumulated deficit of $5.6 million. Our success in growing net revenues depends on increasing our customer base and expanding our product line as well as continued growth of the emerging Internet traffic and content management market. Accordingly, we intend to continue to invest heavily in sales and marketing, promotion of the F5 brand, customer service and support, research and development, operating infrastructure and general and administrative staff to support our growth. As a result of these investments, we expect that our operating expenses will continue to increase significantly. Despite growing revenues, we have only begun to generate profits during our two most recent quarters ended September 30, 1999 and December 31, 1999.

         We have recorded a total of $6.2 million of unearned compensation costs since our inception through December 31, 1999. These charges represent the difference between the exercise price and the deemed fair value of certain stock options granted to our employees and outside directors. These options generally vest ratably over a four-year period. We are amortizing these costs over the vesting period of the options and have recorded unearned compensation charges of $368,000 and $543,000 for the three months ended December 31, 1998 and 1999, respectively.

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

RESULTS OF OPERATIONS

         The following table sets forth financial data as a percentage of total net revenues for the periods indicated.

                                                                             THREE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                         ---------------------------
                                                                             1999          1998
                                                                         ------------  -------------
                                                                                 (unaudited)
STATEMENT OF OPERATIONS DATA:
Net revenues:
    Products ........................................................         84.9%        84.7%
    Services ........................................................         15.1         15.3
                                                                         ------------  -------------
             Total net revenues .....................................        100.0        100.0
                                                                         ------------  -------------
Cost of net revenues:
    Products ........................................................         24.1         23.2
    Services ........................................................          5.5          7.3
                                                                         ------------  -------------
             Total cost of net revenues .............................         29.6         30.5
                                                                         ------------  -------------
             Gross margin ...........................................         70.4         69.5
                                                                         ------------  -------------
Operating expenses:
    Sales and marketing .............................................         30.0         82.2
    Research and development ........................................         11.6         37.9
    General and administrative ......................................          7.7         19.5
    Amortization of unearned compensation ...........................          2.8         13.6
                                                                         ------------  -------------
             Total operating expenses ...............................         52.1        153.2
                                                                         ------------  -------------
Income (loss) from operations .......................................         18.3        (83.7)
                                                                         ------------  -------------
Interest income, net ................................................          3.8          2.2
                                                                         ------------  -------------
Net income (loss) ...................................................         22.1%       (81.5)%
                                                                         ============  =============

NET REVENUES:

         Net revenues consist of sales of our products and services, which include software licenses and services. Services include revenue from service and support agreements provided as part of the initial product sale, sales of extended service and support contracts and consulting services.

         Product revenues. Product revenues increased by 613.5% from $2.3 million for the three months ended December 31, 1998 to $16.3 million for the three months ended December 31, 1999. This increase in product revenues was due primarily to an increase in the quantity of our products sold through our indirect sales channels and to a lesser extent to an increase of sales through our direct sales channels. This increase also reflects the addition of new customers, as well as repeat sales to existing customers.

         Service revenues. Service revenues increased by 600.0% from $413,000 for the three months ended December 31, 1998 to $2.9 million for the three months ended December 31, 1999. This increase was due primarily to an increase in the installed base of our products and the renewal of service and support contracts.

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

         Cost of product revenues. Cost of product revenues increased by 641.0%, from $624,000 for the three months ended December 31, 1998 to $4.6 million for the three months ended December 31, 1999 and increased as a percentage of product revenues to 28.4% from 27.3% for the same periods. The increase in product cost was due primarily to increased product revenues. In addition, this increase, and the decrease in our gross product margin, reflects a significant increase in component costs primarily related to increases in memory cost and certain changes to our configuration which require more memory use.

         Cost of service revenues. Cost of service revenues increased by 440.3%, from $196,000 for the three months ended December 31, 1998 to $1.1 million for the three months ended December 31, 1999 and decreased as a percentage of service revenues to 36.6% from 47.5% for the same periods. The increase in cost of service revenues in absolute dollars was due primarily to increased personnel costs, including training and consulting expenses related to hiring, as well as additional salaries. The decrease in cost of service revenues as a percentage of service revenues was primarily due to increased economies of scale achieved from increased service revenues.

         Sales and marketing. Our sales and marketing expenses consist primarily of salaries, commissions and related benefits of our sales and marketing staff, costs of our marketing programs, including public relations, advertising and trade shows and an allocation of our facilities and depreciation expenses. Sales and marketing expenses increased by 159.1%, from $2.2 million for the three months ended December 31, 1998 to $5.7 million for the three months ended December 31, 1999. This increase was due to an increase in sales and marketing and professional services personnel from 49 to 117, increased commissions, and increased advertising and promotional activities. We expect to continue increasing sales and marketing expenses in order to grow net revenues and expand our brand awareness.

         Research and development. Our research and development expenses consist primarily of salaries and related benefits for our product development personnel and an allocation of our facilities and depreciation expenses. Research and development expenses increased by 117.9%, from $1.0 million for the three months ended December 31, 1998 to $2.2 million for the three months ended December 31, 1999. This increase was due primarily to an increase in product development personnel from 34 to 69 and costs related to such increase. Our future success is dependent in large part on the continued enhancement of our current products and our ability to develop new, technologically advanced products that meet the sophisticated needs of our customers. We expect research and development expenses to increase in future periods.

         General and administrative. Our general and administrative expenses consist primarily of salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, and an allocation of our facilities and depreciation expenses. General and administrative expenses increased by 181.5% from $525,000 for the three months ended December 31, 1998 to $1.5 million for the three months ended December 31, 1999. This increase was due primarily to an increase in general and administrative personnel from 21 to 44 and costs associated with being a public company. We expect general and administrative expenses to increase as we expand our staff and further develop our information systems.

         Unearned compensation. We recorded unearned compensation charges of $368,000 and $543,000 for the three months ended December 31, 1998 and 1999, respectively.

         Interest income, net. Interest income consists of earnings on our cash and cash equivalent balances offset by interest expense associated with debt obligations. Net interest income was $58,000 for the three months ended December 31, 1998 and $741,000 for the three months ended December 31, 1999. This increase was due primarily to the investment of the proceeds received from our initial and secondary public offerings in June and October 1999, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

         From our inception through May 1999, we financed our operations and capital expenditures primarily through the sale of approximately $12.4 million in equity securities. In June 1999 we completed an initial public offering of 2,860,000 shares of common stock and raised approximately $25.5 million, net of offering costs. In October 1999, we completed a secondary public offering of 500,000 shares of common stock and raised approximately $31.5 million, net of offering costs.

         Cash provided by (used in) our operating activities was $(1.6) million for the three months ended December 31, 1998, and $3.0 million for the three months ended December 31, 1999. These net cash inflows (outflows) resulted from operating income (losses) as well as increases in accounts receivable due to increased sales and other current assets and were partially offset by increases in accounts payable, accrued liabilities and deferred revenues. In the future we may offer financing to certain resellers and to the extent such financing is offered, cash used in operating activities would increase to fund the increase in outstanding receivables.

         Cash used in investing activities was $331,000 for the three months ended December 31, 1998, and $1.3 million for the three months ended December 31, 1999, substantially all of which was used for the purchase of property and equipment. We expect capital expenditures to continue to increase through the end of 2000, due to the costs of expansion and expenditures for information systems and test equipment.

         As of December 31, 1999, our principal commitments consisted of obligations outstanding under operating leases. In March 1999 we began leasing approximately 20,000 square feet in a facility located in Seattle, Washington for a term of 60 months. In June 1999, we agreed to lease an additional 8,000 square feet in this facility for a term of 84 months. In December 1999 we began leasing approximately 13,000 square feet in an additional facility located in Seattle, Washington for a term of eleven months. The annual cost of these leases is approximately $854,000, subject to annual adjustments. We have also signed a lease for approximately 84,000 square feet of new office space in Seattle, Washington in a building which is currently under construction. This lease will commence on approximately June 1, 2000 with a term of 12 years. The annual cost of this lease is approximately $2,000,000, subject to annual adjustments. Our obligation under this lease is collateralized by a secured letter of credit in the amount of $2.5 million. Although we have no other material commitments, we anticipate a substantial increase in our capital expenditures and lease commitments consistent with our anticipated growth in our operations, infrastructure and personnel. In the future we may also require a larger inventory of products in order to provide better availability to customers and achieve purchasing efficiencies. We expect that our existing cash balances and cash from operations will be sufficient to meet our anticipated working capital and capital expenditures for the foreseeable future.

YEAR 2000 COMPLIANCE

         We have completed our corporate-wide Year 2000 project. As a result of these efforts, we have experienced no significant problems at the turn of the century with either our own technology or that of our infrastructure providers. Contingency plans to manage all identified areas of perceived risk will remain in place throughout 2000. The costs incurred by the Company in connection with our Year 2000 compliance program have been and are expected to remain immaterial to our financial position, results of operations and cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Interest Rate Risk. We do not hold derivative financial instruments or equity securities in our investment portfolio. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 20% of the total portfolio with the exception of treasury securities, commercial paper and money market funds, which are exempt from size and limitation. The policy limits all short-term investments to mature in two years or less, with the average maturity being one year or less. These securities are subject to interest rate risk and will decrease in value if interest rates increase.

         Foreign Currency Risk. Currently the majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 1999 and the three months ended December 31, 1999 and expect to continue to do so, we do not anticipate that foreign exchange gains and losses will be significant. We have not engaged in foreign currency hedging to date, however we may do so in the future.

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Our registration statement (No. 333-75817) under the Securities Act of 1933, as amended, for our initial public offering of common stock became effective on June 4, 1999. Offering proceeds to the Company, net of aggregate expenses of approximately $1.0 million, were approximately $25.5 million. From the time of receipt through December 31, 1999, the proceeds were applied as follows:

         o $2,500,000 was applied toward lease obligations for new office space secured by an irrevocable standby letter of credit.

         o $500,000 was allocated to purchase inventory on credit secured by an irrevocable standby letter of credit; and

         o Approximately $1,000,000 was applied toward working capital expenditures, including expenditures to sales and marketing, research and development and professional services.

         The remaining proceeds are being held as cash, cash equivalents and short-term investments.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits:

                27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements).

            (b) Reports on Form 8-K:

                No reports on Form 8-K were filed by the Company during the period ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of February, 2000.

                              F5 Networks, Inc.
                              (Registrant)

                              By: /s/ Robert J. Chamberlain
                                  --------------------------
                              Robert J. Chamberlain
                              Chief Financial Officer

                              (Duly Authorized Officer and
                              Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Index          Title
-------        -----

27.1           Financial Data Schedule