Form 10-Q
period 2000-03-31
F5 NETWORKS INC
filed 2000-05-10
CIK 1048695

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

                  For the quarterly period ended March 31, 2000

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from            to
                                           ------------  ------------

                        Commission File Number 000-26041

                                F5 NETWORKS, INC.
             (Exact name of registrant as specified in its charter)


            WASHINGTON                                 91-1714307
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 21,306,824 shares of common stock, no par value, as of May 1, 2000.


================================================================================

                                F5 NETWORKS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


PART I.        FINANCIAL INFORMATION
                                                                               PAGE
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets
                       March 31, 2000 and September 30, 1999                     3

               Condensed Consolidated Statements of Operations
                   Three months and six months ended March 31, 2000              4
                   and 1999

               Condensed Consolidated Statements of Cash Flows
                       Six months ended March 31, 2000 and 1999                  5

               Notes to Condensed Consolidated Financial Statements              6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                              10

Item 3.        Quantitative and Qualitative Disclosures about Market
               Risk                                                             15


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                               None

Item 2.        Changes in Securities and Use of Proceeds                        16

Item 3.        Defaults upon Securities                                        None

Item 4.        Submission of Matters to a Vote of Security Holders              16

Item 5.        Other Information                                               None

Item 6.        Exhibits and Reports on Form 8-K                                 16

Signatures                                                                      17

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                F5 NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                            MARCH 31,       SEPTEMBER 30,
                                                                              2000             1999
                                                                          -----------       ------------
                                                                          (unaudited)
                             ASSETS
Current assets:
  Cash and cash equivalents ........................................      $    61,225       $    24,797
  Restricted cash ..................................................            3,079             3,013
  Accounts receivable, net of allowances of $900 and $826 ..........           21,147            10,353
  Inventories ......................................................            1,566               618
  Other current assets .............................................            1,804               981
                                                                          -----------       -----------
    Total current assets ...........................................           88,821            39,762
                                                                          -----------       -----------
Property and equipment, net ........................................            5,273             2,834
Other assets .......................................................              295               250
                                                                          -----------       -----------
    Total assets ...................................................      $    94,389       $    42,846
                                                                          ===========       ===========
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...............................................      $     4,792       $     2,700
    Accrued liabilities ............................................            4,255             3,808
    Deferred revenue ...............................................            9,903             4,365
                                                                          -----------       -----------
      Total current liabilities ....................................           18,950            10,873
                                                                          -----------       -----------
Commitments and Contingencies:
Shareholders' equity:
    Common stock, no par value; 100,000,000 shares authorized,
    21,271,000 and 18,161,000 shares issued and outstanding ........           79,557            45,760
Note receivable from shareholder ...................................             (563)             (750)
Accumulated other comprehensive income (loss) ......................               77                (3)
Unearned compensation ..............................................           (2,219)           (3,232)
Accumulated deficit ................................................           (1,413)           (9,802)
                                                                          -----------       -----------
    Total shareholders' equity .....................................           75,439            31,973
                                                                          -----------       -----------
      Total liabilities and shareholders' equity ...................      $    94,389       $    42,846
                                                                          ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                F5 NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)


                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            MARCH 31,                 MARCH 31,
                                                      -----------------------------------------------
                                                       2000         1999          2000         1999
                                                      -------      -------       -------      -------
Net revenues:
    Products ...................................      $18,532      $ 3,146       $34,814      $ 5,428
    Services ...................................        5,072          616         7,963        1,029
                                                      -------      -------       -------      -------
        Total net revenues .....................       23,604        3,762        42,777        6,457
                                                      -------      -------       -------      -------
Cost of net revenues:
    Products ...................................        5,053          825         9,677        1,449
    Services ...................................        1,792          384         2,851          580
                                                      -------      -------       -------      -------
        Total cost of net revenues .............        6,845        1,209        12,528        2,029
                                                      -------      -------       -------      -------
    Gross profit ...............................       16,759        2,553        30,249        4,428
                                                      -------      -------       -------      -------
Operating expenses:
    Sales and marketing ........................        8,452        2,887        14,194        5,103
    Research and development ...................        2,761        1,324         4,986        2,345
    General and administrative .................        1,748          666         3,226        1,191
    Amortization of unearned compensation ......          470          670         1,013        1,038
                                                      -------      -------       -------      -------
        Total operating expenses ...............       13,431        5,547        23,419        9,677
                                                      -------      -------       -------      -------
Income (loss) from operations ..................        3,328       (2,994)        6,830       (5,249)

Interest income, net ...........................          818           31         1,559           89
                                                      -------      -------       -------      -------
    Net income (loss) ..........................      $ 4,146      $(2,963)      $ 8,389      $(5,160)
                                                      =======      =======       =======      =======

Net income (loss) per share - basic ............      $  0.20      $ (0.45)      $  0.40      $ (0.82)
                                                      =======      =======       =======      =======
Weighted average shares - basic ................       21,198        6,555        20,811        6,297
                                                      =======      =======       =======      =======
Net income (loss) per share - diluted ..........      $  0.18      $ (0.45)      $  0.36      $ (0.82)
                                                      =======      =======       =======      =======
Weighted average shares - diluted ..............       23,105        6,555        23,092        6,297
                                                      =======      =======       =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                                F5 NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                       SIX MONTHS ENDED
                                                                                           MARCH 31,
                                                                                     -----------------------
                                                                                       2000           1999
                                                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...........................................................      $  8,389       $ (5,160)
  Adjustments to reconcile net income (loss) to net cash provided by (used
  in) operating activities:
    Unrealized gain on marketable securities ..................................            87             --
    Amortization of unearned compensation .....................................         1,013          1,038
    Provision for doubtful accounts and sales returns .........................           702            667
    Depreciation and amortization .............................................           870            235
    Changes in operating assets and liabilities:
      Accounts receivable .....................................................       (11,506)        (2,014)
      Inventories .............................................................          (950)          (299)
      Other assets ............................................................          (889)          (303)
      Accounts payable and accrued liabilities ................................         2,546          1,510
      Deferred revenue ........................................................         5,543            780
                                                                                     --------       --------
       Net cash provided by (used in) operating activities ....................         5,805         (3,546)
                                                                                     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in restricted cash ...............................................           (66)            --
  Purchases of property and equipment .........................................        (3,288)          (720)
                                                                                     --------       --------
       Net cash used in investing activities ..................................        (3,354)          (720)
                                                                                     --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from payments on shareholder loan ..................................           187             --
  Proceeds from the secondary offering, net of issuance costs .................        31,475             --
  Proceeds from option and warrant exercises ..................................         2,322            520
                                                                                     --------       --------
       Net cash provided by financing activities ..............................        33,984            520
                                                                                     --------       --------
       Net increase (decrease) in cash and cash equivalents ...................        36,435         (3,746)

      Effect of exchange rate changes on cash and cash equivalents ............            (7)            --
                                                                                     --------       --------
  Cash and cash equivalents, at beginning of period ...........................        24,797          6,206
                                                                                     --------       --------
  Cash and cash equivalents, at end of period .................................      $ 61,225       $  2,460
                                                                                     ========       ========

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

        The accompanying unaudited condensed consolidated financial statements have been prepared by F5 in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at March 31, 2000, its operating results for the three and six months ended March 31, 2000 and 1999 and cash flows for the six months ended March 31, 2000 and 1999. The condensed consolidated balance sheet at September 30, 1999 has been derived from the Company's audited consolidated financial statements as of that date. These financial statements and the notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on December 28, 1999.

        The results of operations for the three and six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending September 30, 2000.

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

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        Cash equivalents are highly liquid investments, consisting of investments in money market funds and marketable securities which are readily convertible to cash without penalty and subject to insignificant risk of changes in value. The Company's cash and cash equivalents balance consists of the following:


                                    MARCH 31,        SEPTEMBER 30,
                                       2000               1999
                                  -------------      -------------
                                           (IN THOUSANDS)
   Cash ....................      $      25,140      $      15,671
   Marketable securities ...             36,085              9,126
                                  -------------      -------------
                                  $      61,225      $      24,797
                                  =============      =============

CONCENTRATION OF CREDIT RISK

        The Company places its temporary cash investments with major financial institutions. As of March 31, 2000, all of the Company's temporary cash investments were placed with four institutions.

        The Company's customers are from diverse industries and geographic locations. Net revenues from international customers are denominated in U.S. Dollars and were approximately $6.6 million for the six months ended March 31, 2000 and $4.4 million for the three months ended March 31, 2000. One customer accounted for 19.6% of net revenues for the six months ended March 31, 2000 and 15.8% of net revenues for the three months ended March 31, 2000. This customer also accounted for 10.6% and 15.4% of the Company's accounts receivable balance at March 31, 2000 and 1999, respectively.

INVENTORIES

        Inventories consist of hardware, software and related component parts and are recorded at the lower of cost or market (as determined by the first-in, first-out method).

           Inventories are comprised of the following:


                                   MARCH 31,        SEPTEMBER 30,
                                      2000               1999
                                 -------------      -------------
                                         (IN THOUSANDS)
   Finished goods .........      $       1,000      $         420
   Raw materials ..........                566                198
                                 -------------      -------------
                                 $       1,566      $         618
                                 =============      =============

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

        The following table sets forth a reconciliation of net income (loss) to comprehensive income (loss), net of tax:

                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         MARCH 31,                   MARCH 31,
                                                   ---------------------       ---------------------
                                                     2000          1999         2000          1999
                                                   -------       -------       -------       -------
Net income (loss) ...........................      $ 4,146       $(2,963)      $ 8,389       $(5,160)
Unrealized gain on investments ..............           31            --            87            --
Foreign currency translation adjustment .....           (6)           --            (7)           --
                                                   -------       -------       -------       -------
Comprehensive income (loss) .................      $ 4,171       $(2,963)      $ 8,469       $(5,160)
                                                   =======       =======       =======       =======

REVENUE RECOGNITION

        The Company recognizes software revenue under Statement of Position 97-2, "Software Revenue Recognition," and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions."

        The Company sells products through resellers, original equipment manufacturers and other channel partners, as well as to end users, under similar terms. The Company generally combines software license, hardware, installation and customer support elements into a package with a single "bundled" price. The Company allocates a portion of the sales price to each element of the bundled package based on their respective fair values when the individual elements are sold separately. Revenues from the license of software, net of an allowance for estimated returns, are recognized when the product has been shipped and the customer is obligated to pay for the product. Installation revenue is recognized when the product has been installed at the customer's site. Revenues for customer support are recognized on a straight-line basis over the service contract term. Estimated sales returns are based on historical experience by product and are recorded at the time revenues are recognized. Additionally, the Company offers extended payment terms. For these arrangements, revenue is recognized ratably over the terms of the arrangement.

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

        The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended March 31:

                                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                             MARCH 31,                   MARCH 31,
                                                                      ----------------------       ----------------------
                                                                         2000        1999            2000          1999
                                                                      (unaudited, in thousands except for per share data)
Numerator:
      Net income (loss) ........................................      $   4,146    $  (2,963)      $   8,389    $  (5,160)
                                                                      =========    =========       =========    =========

Denominator:
      Weighted average shares outstanding - basic ..............         21,198        6,555          20,811        6,297

      Dilutive effect of common shares from stock options ......          1,896           --           2,034           --

      Dilutive effect of common shares from warrants ...........             11           --             247           --
                                                                      ---------    ---------       ---------    ---------
      Weighted average shares outstanding - diluted ............         23,105        6,555          23,092        6,297
                                                                      =========    =========       =========    =========

Basic net income (loss) per share ..............................      $    0.20    $   (0.45)      $    0.40    $   (0.82)
                                                                      =========    =========       =========    =========
Diluted net income (loss) per share ............................      $    0.18    $   (0.45)      $    0.36    $   (0.82)
                                                                      =========    =========       =========    =========


NEW ACCOUNTING PRONOUNCEMENTS

        In December 1999, SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," was issued. This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. SAB 101 is required to be adopted by the Company beginning October 1, 2000. The Company is currently reviewing the requirements of SAB 101 and assessing its potential impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Statements in this report concerning future events or future performance, financial results or achievements of F5, or other statements which are not statements of historical facts are forward-looking statements. These statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts", "potential" or "continue" or the negative of such terms or comparable terms. These statements are subject to a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ from those expressed or implied by those statements. Relevant risks and uncertainties include among others: our limited operating history; variability of our operating results; market acceptance of our Internet traffic and content management products; our timely development of new products and features; our ability to manage its growth; our ability to maintain and develop distribution relationships; competition in the Internet traffic and content management market; our ability to expand in the international markets; unpredictability of our sales cycle and other risk factors referenced in our public filings with the Securities and Exchange Commission, and in particular, those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on December 28, 1999. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any statement is based.

        The following information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 27 of our annual report on Form 10-K.

OVERVIEW

        F5 is a leading provider of integrated Internet traffic and content management solutions designed to improve the availability and performance of mission-critical Internet-based servers and applications. Our products monitor and manage an organization's geographically dispersed servers and intelligently direct traffic to the server best able to handle a user's request, preventing system failure and providing timely responses and optimal data flow.

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


        In July 1997, we released our first version of our BIG/ip(R) Controller and began to expand our operations. We continue to commit a significant amount of resources to research and development, marketing programs, domestic and international sales channels, customer support and services and our general and administrative infrastructure. As of March 31, 2000, we have:

        -  hired more than 300 employees;

        - hired sales, professional services and customer support personnel in U.S., Canada, Europe and Asia Pacific;

        -  released several upgrades to our suite of products;

        - released three new products: our 3DNS(TM) Controller, our see/IT(TM) Network Manager and our global/SITE(TM) Controller;

        - engaged sales representatives in the European and Asia Pacific markets; and

        -  established twenty-two international reseller relationships.

        Our net revenues grew from $3.8 million for the three months ended March 31, 1999 to $23.6 million for the three months ended March 31, 2000. Currently, we derive approximately 62% of our net revenues from sales of BIG/ip. We expect to continue to derive a significant portion of our net revenues from sales of BIG/ip in the future. One of our resellers, accounted for 15.8% of our net revenues for the three months ended March 31, 2000 and 10.6% of our accounts receivable balance at March 31, 2000.

        Net revenues derived from customers located outside of the United States were $266,000 and $4.4 million for the three months ended March 31, 1999 and 2000, respectively. Net revenues derived from customers located outside of the United States were $327,000 and $6.6 million for the six months ended March 31, 1999 and 2000, respectively. We plan to continue expanding our international operations significantly, particularly in selected countries in the European and Asia Pacific markets, because we believe international markets represent a significant growth opportunity. The expansion of our international operations will be subject to a variety of risks that could significantly harm our business and results of operations.

        Customers who purchase our products receive installation services and an initial customer support contract, typically covering a 12-month period. We generally combine the software license, hardware, installation, and customer support elements of our products into a package for a single price. We allocate a portion of the sales price to each element of the bundled package based on their respective fair values when the individual elements are sold separately. Revenues from the license of software are recognized, net of allowances for estimated returns, when the product has been shipped and the customer is obligated to pay for the product. Installation revenue is recognized when the product has been installed at the customer's site. Revenues for customer support are recognized on a straight-line basis over the service contract term. Our ordinary payment terms to our customers are net 30 days, but we have extended payment terms beyond net 30 days to some customers. For extended payment term arrangements, revenue is deferred, and recognized ratably over the term of the arrangement. Estimated sales returns are based on historical experience by product and are recorded at the time revenues are recognized. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses. Customers may also purchase consulting services and renew their initial customer support contract. Based on our limited operating history, it is difficult to predict what our rate of renewals will be in the future.

        As of March 31, 2000, we had an accumulated deficit of $1.4 million. Our success in growing net revenues depends on increasing our customer base and expanding our product line as well as continued growth of the emerging Internet traffic and content management market. Accordingly, we intend to continue to invest heavily in sales and marketing, promotion of the F5 brand, customer service and support, research and development, operating infrastructure and general and administrative staff to support our growth. As a result of these investments, we expect that our operating expenses will continue to increase significantly. Despite growing revenues, we have only begun to generate profits during our three most recent quarters ended September 30, 1999, December 31, 1999 and March 31, 2000.

        We have recorded a total of $6.2 million of unearned compensation costs since our inception through March 31, 2000. These charges represent the difference between the exercise price and the estimated fair value of certain stock options granted to our employees and outside directors. These options generally vest ratably over a four-year period. We are amortizing these costs over the vesting period of the options and have recorded unearned compensation charges of $670,000 and $470,000 for the three months ended March 31, 1999 and 2000, respectively.

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

RESULTS OF OPERATIONS

        The following table sets forth financial data as a percentage of total net revenues for the periods indicated.


                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          MARCH 31,                 MARCH 31,
                                                    -------------------        -------------------
                                                     2000         1999          2000         1999
STATEMENT OF OPERATIONS DATA:
Net revenues:
    Products ................................         78.5%        83.6%         81.4%        84.1%
    Services ................................         21.5         16.4          18.6         15.9
                                                    ------       ------        ------       ------
        Total net revenues ..................        100.0        100.0         100.0        100.0
                                                    ------       ------        ------       ------
Cost of net revenues:
    Products ................................         21.4         22.0          22.6         22.4
    Services ................................          7.6         10.2           6.7          9.0
                                                    ------       ------        ------       ------
        Total cost of net revenues ..........         29.0         32.2          29.3         31.4
                                                    ------       ------        ------       ------
        Gross margin ........................         71.0         67.8          70.7         68.6
                                                    ------       ------        ------       ------
Operating expenses:
    Sales and marketing .....................         35.8         76.7          33.2         79.0
    Research and development ................         11.7         35.2          11.7         36.3
    General and administrative ..............          7.4         17.7           7.5         18.5
    Amortization of unearned compensation....          2.0         17.8           2.3         16.1
                                                    ------       ------        ------       ------
        Total operating expenses ............         56.9        147.4          54.7        149.9
                                                    ------       ------        ------       ------
Income (loss) from operations ...............         14.1        (79.6)         16.0        (81.3)
Interest income, net ........................          3.5           .8           3.6          1.4
                                                    ------       ------        ------       ------
Net income (loss) ...........................         17.6%       (78.8)%        19.6%       (79.9)%
                                                    ======       ======        ======       ======

NET REVENUES:

        Net revenues consist of sales of our products and services, which primarily include software licenses and services. Product revenues include revenue from software licenses and hardware sales. Service revenues include revenue from service and support agreements provided as part of the initial product sale, sales of extended service and support contracts and consulting services.

        Product revenues. Product revenues increased by 489.1% from $3.1 million for the three months ended March 31, 1999 to $18.5 million for the three months ended March 31, 2000. Product revenues increased 541.4% from $5.4 million for the six months ended March 31, 1999 to $34.8 million for the six months ended March 31, 2000. These increases in product revenues were due primarily to an increase in the quantity of our products sold. These increases also reflect the continued addition of new customers, as well as repeat sales to existing customers.

        Service revenues. Service revenues increased by 723.4% from $616,000 for the three months ended March 31, 1999 to $5.1 million for the three months ended March 31, 2000. Service revenues increased 673.9% from $1.0 million for the six months ended March 31, 1999 to $8.0 million for the six months ended March 31, 2000. The increases in service revenues were due primarily to an increase in the installed base of our products and the renewal of service and support contracts during the six months ended March 31, 2000.

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

        Cost of product revenues. Cost of product revenues increased by 512.5%, from $825,000 for the three months ended March 31, 1999 to $5.0 million for the three months ended March 31, 2000 and increased as a percentage of product revenues from 26.7% to 27.8%. Cost of product revenues increased by 567.8% from $1.5 million for the six months ended March 31, 1999 to $9.7 million for the six months ended March 31, 2000 and increased as a percentage of product revenues from 26.7% to 27.8%. The increases in product cost were due primarily to increased product revenues.

        Cost of service revenues. Cost of service revenues increased by 366.7%, from $384,000 for the three months ended March 31, 1999 to $1.8 million for the three months ended March 31, 2000 and decreased as a percentage of service revenues to 35.3% from 62.3% for the same periods. Cost of service revenues increased by 391.6% from $580,000 for the six months ended March 31, 1999 to $2.9 million for the six months ended March 31, 2000 and decreased as a percentage of service revenues to 35.8% from 56.4%. The increases in cost of service revenues in absolute dollars were due primarily to increased personnel costs, including training and consulting expenses related to hiring, as well as additional salaries. The decreases in cost of service revenues as a percentage of service revenues were primarily due to increased economies of scale achieved from increased service revenues.

        Sales and marketing. Our sales and marketing expenses consist primarily of salaries, commissions and related benefits to our sales and marketing staff, costs of our marketing programs, including public relations, advertising and trade shows and an allocation of our facilities and depreciation expenses. Sales and marketing expenses increased by 192.8%, from $2.9 million for the three months ended March 31, 1999 to $8.4 million for the three months ended March 31, 2000. Sales and marketing expenses increased by 178.2% from $5.1 million for the six months ended March 31, 1999 to $14.2 million for the six months ended March 31, 2000. These increases were due to an increase in sales and marketing and professional services personnel from 54 to 170, increased commissions, and increased advertising and promotional activities. We expect to continue increasing sales and marketing expenses in order to grow net revenues and expand our brand awareness.

        Research and development. Our research and development expenses consist primarily of salaries and related benefits for our product development personnel and an allocation of our facilities and depreciation expenses. Research and development expenses increased by 108.5%, from $1.3 million for the three months ended March 31, 1999 to $2.8 million for the three months ended March 31, 2000. Research and development expenses increased by 112.6% from $2.3 million for the six months ended March 31, 1999 to $5.0 million for the six months ended March 31, 2000. These increases were due primarily to an increase in product development personnel from 46 to 89. Our future success is dependent in large part on the continued enhancement of our current products and our ability to develop new, technologically advanced products that meet the sophisticated needs of our customers. We expect research and development expenses to increase in absolute dollars in future periods.

        General and administrative. Our general and administrative expenses consist primarily of salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, and an allocation of our facilities and depreciation expenses. General and administrative expenses increased by 162.5% from $666,000 for the three months ended March 31, 1999 to $1.8 million for the three months ended March 31, 2000. General and administrative expenses increased by 170.9% from $1.2 million for the six months ended March 31, 1999 to $3.2 million for the six months ended March 31, 2000. These increases were due primarily to an increase in general and administrative personnel from 24 to 48. We expect general and administrative expenses to increase in absolute dollars as we expand our staff and further develop our internal information systems and incur costs associated with being a public company.

        Unearned compensation. We recorded amortization expense of unearned compensation of $670,000 and $470,000 for the three months ended March 31, 1999 and 2000, respectively. For the six months ended March 31, 1999 and 2000, we recorded unearned compensation charges of $1.0 million for each period, respectively.

        Interest income, net. Interest income consists of earnings on our cash and cash equivalent balances offset by interest expense associated with debt obligations. Interest income, net was $31,000 for the three months ended March 31, 1999 and $818,000 for the three months ended March 31, 2000. For the six months ended March 31, 1999 and 2000, interest income, net was $89,000 and $1.6 million, respectively. These increases were due primarily to the investment of the proceeds received from our initial and secondary public offerings in June and October 1999.

        Income taxes. As of September 30, 1999, we had approximately $7.8 million of net operating loss carryforwards for federal income tax purposes. Accordingly, there was no provision for federal or state income taxes for any prior period. Utilization of the net operating loss carryforwards may be subject to annual limitations due to the ownership change limitations contained in the Internal Revenue Code of 1986 and similar state provisions. Annual limitations may result in the expiration of the net operating losses before we can utilize them. The federal net operating loss carryforwards will expire at various dates beginning in 2011 through 2019 if we do not use them.

        FASB Statement No. 109 provides for the recognition of deferred tax assets if realization is more likely than not. Based on available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis.

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

        Cash provided by (used in) our operating activities was $(3.5) million for the six months ended March 31, 1999 and $5.8 million for the six months ended March 31, 2000. As of March 31, 2000, we had $61.2 million in cash and cash equivalents and $3.1 million in restricted cash. We expect that accounts receivable and inventories will continue to increase to the extent our revenues continue to increase. Any such increases can be expected to reduce cash and cash equivalents. We have provided extended payment terms to one of our resellers and may offer similar financing to other resellers in the future. To the extent such financing is offered, cash used in operating activities would increase to fund the increase in outstanding receivables.

        Cash used in investing activities was $720,000 for the six months ended March 31, 1999 and $3.4 million for the six months ended March 31, 2000, substantially all of which was used for the purchase of property and equipment. We expect capital expenditures to continue to increase through the end of 2000, due to the costs of expansion and expenditures for information systems and test equipment.

        As of March 31, 2000, our principal commitments consisted of obligations outstanding under operating leases. In March 1999 we began leasing approximately 20,000 square feet in a facility located in Seattle, Washington for a term of 60 months. In June 1999, we agreed to lease an additional 8,000 square feet in this facility for a term of 84 months. In December 1999 we began leasing approximately 13,000 square feet in an additional facility located in Seattle, Washington for a term of eleven months. The annual cost of these leases is approximately $854,000, subject to annual adjustments. We have also signed a lease for approximately 84,000 square feet of new office space in Seattle, Washington in a building which is currently under construction. This lease will commence on approximately June 1, 2000 with a term of 12 years. The annual cost of this lease is approximately $2 million, subject to annual adjustments. Our obligation under this lease is collateralized by a secured letter of credit in the amount of $2.5 million. As of March 31, 2000 we had no other material commitments. However, in April 2000, we entered into an agreement to lease approximately 110,000 square feet in Seattle, Washington in a building currently under construction. We anticipate a substantial increase in our capital expenditures and lease commitments consistent with our anticipated growth in our operations, infrastructure and personnel. In the future we may also require a larger inventory of products in order to provide better availability to customers and achieve purchasing efficiencies. We expect that our existing cash balances and cash from operations will be sufficient to meet our anticipated working capital and capital expenditures for the foreseeable future.

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

        Foreign Currency Risk. Currently the majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 1999 and the three and six months ended March 31, 2000 and expect to continue to do so, we do not anticipate that foreign exchange gains and losses will be significant. We have not engaged in foreign currency hedging to date, however we may do so in the future.

                                    PART II
                               OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Our registration statement (No. 333-75817) under the Securities Act of 1933, as amended, for our initial public offering of common stock became effective on June 4, 1999. Offering proceeds to the Company, net of aggregate expenses of approximately $1.0 million, were approximately $25.5 million. From the time of receipt through March 31, 2000, the proceeds were applied as follows:

         - $2,500,000 was applied toward lease obligations for new office space secured by an irrevocable standby letter of credit.

         - $500,000 was allocated to purchase inventory on credit secured by an irrevocable standby letter of credit; and

         - Approximately $3,000,000 was applied toward working capital expenditures, including expenditures to sales and marketing, research and development and professional services.

        The remaining proceeds are being held as cash, cash equivalents and short-term investments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Shareholders on February 17, 2000 to elect two class I directors and amend the Company's 1998 Equity Incentive Plan to increase the number of shares issuable by an additional 1,000,000 shares. At the Annual Meeting, the following nominees were elected as follows:


                                                 Votes
                                                 -----

                                        For               Against
                                        ---               -------
        Karl Guelich                15,448,458            10,289
        Keith Grinstein             15,448,458            10,289

        The shareholders voted in favor of amending the Company's 1998 Equity Incentive Plan to increase the number of shares issuable by an additional 1,000,000 shares, with voting as follows: 10,771,580 for, 4,699,620 against, and 89,086 abstain.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits:

               27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements).

           (b) Reports on Form 8-K:

               No reports on Form 8-K were filed by the Company during the period ended March 31, 2000.

                                   SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of May, 2000.

                                  F5 Networks, Inc.
                                  (Registrant)

                                  By: /s/ Robert J. Chamberlain
                                     ----------------------------------------
                                  Robert J. Chamberlain
                                  Chief Financial Officer

                                  (Duly Authorized Officer and
                                  Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Index        Title
-----        -----

27.1         Financial Data Schedule