Form 10-Q
period 2000-06-30
F5 NETWORKS INC
filed 2000-08-10
CIK 1048695

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

                  For the quarterly period ended June 30, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 21,512,860 shares of common stock, no par value, as of August 1, 2000.


================================================================================

                                F5 NETWORKS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets
                   June 30, 2000 and September 30, 1999                      3

           Condensed Consolidated Statements of Operations
               Three months and nine months ended June 30, 2000
               and 1999                                                      4

           Condensed Consolidated Statements of Cash Flows
                   Nine months ended June 30, 2000 and 1999                  5

           Notes to Condensed Consolidated Financial Statements              6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              10

Item 3.    Quantitative and Qualitative Disclosures about Market
           Risk                                                             15


PART II.          OTHER INFORMATION


Item 2.    Changes in Securities and Use of Proceeds                        16

Item 5.    Other Information                                                16

Item 6.    Exhibits and Reports on Form 8-K                                 16

Signatures                                                                  17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                F5 NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                 JUNE 30,     SEPTEMBER 30,
                                                                   2000           1999
                                                                 ---------    -------------
                                                                (unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents....................................  $  56,225      $  24,797
  Restricted cash..............................................      6,086          3,013
  Accounts receivable, net of allowances of $1,502 and $826....     26,912         10,353
  Inventories..................................................      1,630            618
  Other current assets.........................................      3,134            981
  Deferred income taxes .......................................      1,386
                                                                 ---------      ---------
    Total current assets.......................................     95,373         39,762
                                                                 ---------      ---------

Property and equipment, net ...................................      9,211          2,834
Other assets, net .............................................        446            250
Deferred income taxes..........................................      1,096
                                                                 ---------      ---------
    Total assets...............................................  $ 106,126      $  42,846
                                                                 =========      =========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable...........................................  $   4,664      $   2,700
    Accrued liabilities........................................      5,850          3,808
    Deferred revenue...........................................     12,185          4,365
                                                                 ---------      ---------
      Total current liabilities................................     22,699         10,873
                                                                 ---------      ---------

Commitments and Contingencies
Shareholders' equity
    Common stock, no par value; 100,000,000 shares authorized
    21,489,000 and 18,161,000 shares issued and outstanding....     83,504         45,760
Note receivable from shareholder ..............................       (516)          (750)
Accumulated other comprehensive loss...........................       (208)            (3)
Unearned compensation .........................................     (1,785)        (3,232)
Retained earnings (deficit)....................................      2,432         (9,802)
                                                                 ---------      ---------
    Total shareholders' equity.................................     83,427         31,973
                                                                 ---------      ---------
      Total liabilities and shareholders' equity...............  $ 106,126      $  42,846
                                                                 =========      =========

              The accompanying notes are an integral part of these
                        consolidated financial statements.

                                F5 NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share amounts)

                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                                  -------------------------          -------------------------
                                                    2000             1999              2000             1999
                                                  --------         --------          --------         --------
Net revenues:
    Products                                      $ 23,834         $  6,444          $ 58,648         $ 11,872
    Services                                         5,387            1,161            13,350            2,190
                                                  --------         --------          --------         --------
        Total net revenues                          29,221            7,605            71,998           14,062
                                                  --------         --------          --------         --------

Cost of net revenues:
    Products                                         6,032            1,636            15,709            3,085
    Services                                         2,238              396             5,089              976
                                                  --------         --------          --------         --------
        Total cost of net revenues                   8,270            2,032            20,798            4,061
                                                  --------         --------          --------         --------
    Gross profit                                    20,951            5,573            51,200           10,001
                                                  --------         --------          --------         --------

Operating expenses:
    Sales and marketing                             10,575            4,010            24,769            9,113
    Research and development                         3,422            1,466             8,408            3,810
    General and administrative                       2,222              954             5,448            2,145
    Amortization of unearned compensation              434              759             1,447            1,797
                                                  --------         --------          --------         --------
        Total operating expenses                    16,653            7,189            40,072           16,865
                                                  --------         --------          --------         --------

Income (loss) from operations                        4,298           (1,616)           11,128           (6,864)
Interest income, net                                   855               97             2,414              186
                                                  --------         --------          --------         --------
Income (loss) before income taxes                    5,153           (1,519)           13,542           (6,678)

Provision for income taxes                           1,308                              1,308
                                                  --------         --------          --------         --------
    Net income (loss)                             $  3,845         $ (1,519)         $ 12,234         $ (6,678)
                                                  ========         ========          ========         ========

Net income (loss) per share - basic               $   0.18         $  (0.15)         $   0.58         $  (0.88)
                                                  ========         ========          ========         ========
Weighted average shares - basic                     21,354           10,149            20,994            7,582
                                                  ========         ========          ========         ========

Net income (loss) per share - diluted             $   0.17         $  (0.15)         $   0.53         $  (0.88)
                                                  ========         ========          ========         ========
Weighted average shares - diluted                   23,004           10,149            22,933            7,582
                                                  ========         ========          ========         ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                F5 NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                       NINE MONTHS ENDED
                                                                            JUNE 30,
                                                                   --------------------------
                                                                     2000              1999
                                                                   --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $ 12,234          $ (6,678)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Unrealized gain on marketable securities                            131                --
    Amortization of unearned compensation                             1,447             1,797
    Provision for doubtful accounts and sales returns                 2,004             1,078
    Depreciation and amortization                                     1,552               364
    Deferred income taxes                                            (2,482)               --
    Tax benefit from exercise of stock options                        3,267                --
    Changes in operating assets and liabilities:
      Accounts receivable                                           (18,838)           (4,904)
      Inventories                                                    (1,139)             (611)
      Other assets                                                   (2,377)             (708)
      Accounts payable and accrued liabilities                        3,877             4,083
      Deferred revenue                                                7,843             1,674
                                                                   --------          --------
       Net cash provided by (used in) operating activities            7,519            (3,905)
                                                                   --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in restricted cash                                        (3,073)               --
  Purchases of property and equipment                                (7,802)           (1,531)
                                                                   --------          --------
       Net cash used in investing activities                        (10,875)           (1,531)
                                                                   --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from secondary public offering, net of
  issuance costs                                                     31,475                --
  Proceeds from initial public offering, net of issuance
  costs                                                                  --            25,549
  Proceeds from option and warrant exercises                          3,002               629
  Proceeds from payments on shareholder loan                            234
                                                                   --------          --------
       Net cash provided by financing activities                     34,711            26,178
                                                                   --------          --------
       Net increase in cash and cash equivalents                     31,355            20,742
      Effect of exchange rate changes on cash and cash
           equivalents                                                   73                --
                                                                   --------          --------
  Cash and cash equivalents, at beginning of period                  24,797             6,206
                                                                   --------          --------
  Cash and cash equivalents, at end of period                      $ 56,225          $ 26,948
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

                                F5 NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. THE COMPANY AND BASIS OF PRESENTATION

        F5 Networks, Inc. ("F5" or the "Company") was incorporated on February 26, 1996 in the State of Washington.

        F5 is a leading provider of integrated Internet traffic and content management solutions designed to improve the availability and performance of mission-critical Internet-based servers and applications. F5's proprietary software-based solutions monitor and manage local and geographically dispersed servers and intelligently direct traffic to the server best able to handle a user's request. The Company operates in one industry segment.

        The accompanying unaudited condensed consolidated financial statements have been prepared by F5 in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company's financial position at June 30, 2000, its operating results for the three and nine months ended June 30, 2000 and 1999 and cash flows for the nine months ended June 30, 2000 and 1999.

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

        The results of operations for the three and nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending September 30, 2000.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        The financial statements consolidate the accounts of F5 Networks, Inc. and its wholly owned subsidiaries F5 Networks, Ltd. and F5 Networks, Japan K.K. All intercompany transactions have been eliminated.


USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        Cash equivalents are highly liquid investments, consisting of investments in money market funds and marketable securities which are readily convertible to cash without penalty and subject to insignificant risk of changes in value. The Company's cash and cash equivalents balance consists of the following:

                              JUNE 30,     SEPTEMBER 30,
                               2000             1999
                              -------         -------
                                  (IN THOUSANDS)
Cash                          $22,084         $15,671
Marketable securities          34,141           9,126
                              $56,225         $24,797
                              =======         =======
Restricted cash               $ 6,086         $ 3,013
                              -------         -------


        Restricted cash represent a restricted escrow account established in connection with a lease agreement for the Company's corporate headquarters. Under the terms of the lease, a $6 million standby letter of credit is required through November 2012, unless the lease is terminated before then. The Company intends to take occupancy of the new facilities during the quarter ended September 30, 2000.

CONCENTRATION OF CREDIT RISK

        The Company places its temporary cash investments with major financial institutions. As of June 30, 2000, all of the Company's temporary cash investments were placed with four institutions. Cash balances may, at times, exceed federally insured limits.

        The Company's customers represent diverse industries and are located across the US and in a number of international locations. Net revenues from international customers are denominated in US Dollars, and were approximately $5.9 million for the three months ended June 30, 2000, and $12.5 million for the nine months ended June 30, 2000. A single customer accounted for 13% of the Company's net revenues for the three months ended June 30, 2000, and for 17% of the Company's net revenues for the nine months ended June 30, 2000. This customer also accounted for 6% of the Company's account receivable balance at June 30, 2000, as compared to 29% at June 30, 1999.


INVENTORIES

        Inventories consist of hardware, software and related component parts and are recorded at the lower of cost or market (as determined by the first-in, first-out method). Inventories are comprised of the following:

                       JUNE 30,     SEPTEMBER 30,
                        2000           1999
                       ------         ------
                           (IN THOUSANDS)
Finished goods         $  855         $  420
Raw materials             775            198
                       ------         ------
                       $1,630         $  618
                       ======         ======

INCOME TAXES

        At June 30, 2000 the Company had net operating loss carryforwards of approximately $4.7 million, which begin to expire in 2011. Until June 30, 2000, the Company had provided a full valuation allowance against deferred tax assets. Based upon available evidence, which include a review of historical operating performance and forecasted profitability, the Company determined that certain of these deferred tax assets are more likely than not realizable and therefore has reduced the valuation allowance related to those deferred tax assets to approximately $4.7 million. These remaining net operating loss carryforwards primarily relate to the tax benefits associated with stock option plans. The portion of the deferred tax asset created by operating losses that primarily relate to the tax benefits associated with the stock option plans are still fully reserved. The recognition of net operating loss carryforwards related to stock option plan benefits will be offset against shareholders equity.

The difference between the income tax expense per the statement of operations and the amount calculated based upon the statutory rate of 34% and the state apportioned rate, is primarily due to the reversal of a portion of the valuation allowance.

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

        The following table sets forth a reconciliation of net income (loss) to comprehensive income (loss), net of tax:

                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         JUNE 30,                            JUNE 30,
                                                --------------------------          --------------------------
                                                  2000              1999              2000             1999
                                                --------          --------          --------          --------
Net income (loss)                               $  3,845          $ (1,519)         $ 12,234          $ (6,678)
Unrealized gain on investments                        44                                 131
Foreign currency translation adjustment             (329)                               (336)
                                                --------          --------          --------          --------
Comprehensive income (loss)                     $  3,560          $ (1,519)         $ 12,029          $ (6,678)
                                                ========          ========          ========          ========


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

        The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended June 30:

                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                            JUNE 30,                         JUNE 30,
                                                                  -------------------------          -------------------------
                                                                    2000             1999              2000             1999
                                                                  --------         --------          --------         --------
                                                                        (unaudited, in thousands except for per share data)
Numerator:
      Net income (loss)                                           $  3,845         $ (1,519)         $ 12,234         $ (6,678)
                                                                  ========         ========          ========         ========

Denominator:
      Weighted average shares outstanding - basic                   21,354           10,149            20,994            7,582

      Dilutive effect of common shares from stock options            1,640               --             1,922               --

      Dilutive effect of common shares from warrants                    10               --                17               --
                                                                  --------         --------          --------         --------

      Weighted average shares outstanding - diluted                 23,004           10,149            22,933            7,582
                                                                  ========         ========          ========         ========


Basic net income (loss) per share                                 $   0.18         $  (0.15)         $   0.58         $  (0.88)
                                                                  ========         ========          ========         ========

Diluted net income (loss) per share                               $   0.17         $  (0.15)         $   0.53         $  (0.88)
                                                                  ========         ========          ========         ========

NEW ACCOUNTING PRONOUNCEMENTS

        In December 1999, SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," was issued. This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. SAB 101, as amended, is required to be adopted by the Company beginning July 1, 2001. The Company is currently reviewing the requirements of SAB 101 and assessing its potential impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Statements in this report concerning future events or future performance, financial results or achievements of F5, or other statements which are not statements of historical facts are forward-looking statements. These statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts", "potential" or "continue" or the negative of such terms or comparable terms. These statements are subject to a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ from those expressed or implied by those statements. Relevant risks and uncertainties include among others: our limited operating history; variability of our operating results; market acceptance of our Internet traffic and content management products; our timely development of new products and features; our ability to manage our growth; our ability to maintain and develop distribution relationships; competition in the Internet traffic and content management market; our ability to expand in the international markets; unpredictability of our sales cycle and other risk factors referenced in our public filings with the Securities and Exchange Commission, and in particular, those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on December 28, 1999. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any statement is based.

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


        In July 1997, we released our first version of our BIG-IP(R) Local Traffic Controller and began to expand our operations. We continue to commit a significant amount of resources to research and development, marketing programs, domestic and international sales channels, customer support and services and our general and administrative infrastructure. Some of our key milestones, as of June 30, 2000 include:

        -       hired more than 370 employees;

        -       expanded international operations into Canada, Europe and Asia
                Pacific;

        -       established a customer base of over 2,000 businesses; and

        - expanded our suite of products to include 3-DNS(R) Distributed Traffic Controller, SEE-IT(TM) Network Manager and GLOBAL-SITE(TM) Content Controller.



        Our net revenues grew from $7.6 million for the three months ended June 30, 1999 to $29.2 million for the three months ended June 30, 2000. Currently, we derive approximately 69% of our net revenues from sales of our BIG-IP. We expect to continue to derive a significant portion of our net revenues from sales of BIG-IP in the future. One of our resellers accounted for 13% of our net revenues for the three months ended June 30, 2000, and for 17% of the Company's net revenues for the nine months ended June 30, 2000. This reseller accounted for 6% of our accounts receivable balance at June 30, 2000.

        Net revenues derived from customers located outside of the United States were $677,000 and $5.9 million for the three months ended June 30, 1999 and 2000, respectively, and $1.0 million, and $12.5 million for the nine months ended June 30, 1999 and 2000, respectively. We plan to continue expanding our international operations significantly, particularly in selected countries in the European and Asia Pacific markets, because we believe international markets represent a significant growth opportunity.

        Customers who purchase our products generally receive installation services and an initial customer support contract, typically covering a 12-month period. We generally combine the software license, hardware, installation, and customer support elements of our products into a package for a single price. We allocate a portion of the sales price to each element of the bundled package based on their respective fair values when the individual elements are sold separately. Revenues from the license of software are recognized, net of allowances for estimated returns, when the product has been shipped and the customer is obligated to pay for the product. Installation revenue is recognized when the product has been installed at the customer's site. Revenues for customer support are recognized on a straight-line basis over the service contract term. Our ordinary payment terms to our customers are net 30 days, but we have extended payment terms beyond net 30 days to some customers. For extended payment term arrangements, revenue is recognized ratably over the term of the arrangement. Estimated sales returns are based on historical experience by product and are recorded at the time revenues are recognized. Customers may also purchase consulting services and renew their initial customer support contract. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses. Based on our limited operating history, it is difficult to predict what our rate of renewals will be in the future.

        Our success in growing net revenues depends on increasing our customer base and expanding our product line as well as continued growth of the emerging Internet traffic and content management market. Accordingly, we plan to continue investing heavily in sales and marketing, promotion of the F5 brand, customer service and support, research and development, operating infrastructure and general and administrative staff to support our growth. As a result of these investments, we expect that our operating expenses will continue to increase significantly. As a result of growing revenues, we have begun to generate profits during our four most recent quarters ended September 30, 1999 to June 30, 2000.

        We have recorded a total of $6.2 million of unearned compensation costs since our inception through June 30, 2000. These charges represent the difference between the exercise price and the estimated fair value of certain stock options granted to our employees and outside directors. These options generally vest ratably over a four-year period. We are amortizing these costs over the vesting period of the options. We have recorded unearned compensation charges of $759,000 and $434,000 for the three months ended June 30, 1999 and 2000, respectively and $1.8 million and $1.4 million for the nine months ended June 30, 1999 and 2000, respectively.

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

RESULTS OF OPERATIONS

        The following table sets forth financial data as a percentage of total net revenues for the periods indicated.

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           JUNE 30,                      JUNE 30,
                                                    --------------------           --------------------
                                                     2000           1999            2000           1999
 STATEMENT OF OPERATIONS DATA:
 Net revenues:
     Products                                        81.6%          84.7%           81.5%          84.4%
     Services                                        18.4           15.3            18.5           15.6
                                                    -----          -----           -----          -----
         Total net revenues                         100.0          100.0           100.0          100.0
                                                    -----          -----           -----          -----
 Cost of net revenues:
     Products                                        20.6           21.5            21.8           21.9
     Services                                         7.7            5.2             7.1            7.0
                                                    -----          -----           -----          -----
         Total cost of net revenues                  28.3           26.7            28.9           28.9
                                                    -----          -----           -----          -----
         Gross margin                                71.7           73.3            71.1           71.1
                                                    -----          -----           -----          -----
 Operating expenses:
     Sales and marketing                             36.2           52.7            34.4           64.8
     Research and development                        11.7           19.3            11.7           27.1
     General and administrative                       7.6           12.5             7.6           15.3
     Amortization of unearned compensation            1.5           10.0             2.0           12.8
                                                    -----          -----           -----          -----
         Total operating expenses                    57.0           94.5            55.7          120.0
                                                    -----          -----           -----          -----

 Income (loss) from operations                       14.7          (21.2)           15.4          (48.9)
 Interest income, net                                 2.9            1.3             3.3            1.3
                                                    -----          -----           -----          -----
 Income (loss) before income taxes                   17.6          (20.0)           18.7          (47.6)
 Provision for income taxes                           4.4             --             1.8             --
                                                    -----          -----           -----          -----
 Net income (loss)                                   13.2%         (19.9)%          16.9%         (47.6)%
                                                    =====          =====           =====          =====

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

        Product revenues. Product revenues increased by 270% from $6.4 million for the three months ended June 30, 1999 to $23.8 million for the three months ended June 30, 2000. Product revenues increased 394% from $11.9 million for the nine months ended June 30, 1999 to $58.6 million for the nine months ended June 30, 2000. The increases in product revenues were due primarily to an increase in the quantity of our products sold which was the result of expansion into new and existing international markets and an increase in the number of our customers.

        Service revenues. Service revenues increased by 364% from $1.2 million for the three months ended June 30, 1999 to $5.4 million for the three months ended June 30, 2000. Service revenues increased 510% from $2.2 million for the nine months ended June 30, 1999 to $13.4 million for the nine months ended June 30, 2000. The increases in service revenues were due primarily to an increase in the installed base of our products and the renewal of service contracts.

        International revenues represented 9% of net revenues for the three months ended June 30, 1999 and 20% of net revenues for the three months ended June 30, 2000. International revenues represented 7% of net revenues for the nine months ended June 30, 1999 and 17% of net revenues for the nine months ended June 30, 2000.

        As our net revenue base increases, we may not be able to sustain the percentage growth rates of net revenues that we have experienced historically.

COST OF NET REVENUES:

        Cost of net revenues consists primarily of outsourced hardware components and manufacturing, fees for third-party software products integrated into our products, manufacturing and service and support personnel and an allocation of our facilities and depreciation expenses.

        Cost of product revenues. Cost of product revenues increased 269%, from $1.6 million for the three months ended June 30, 1999 to $6.0 million for the three months ended June 30, 2000 and remained consistent as a percentage of product revenues at 25%, compared to the same period last year. Cost of product revenues increased 409% from $3.1 million for the nine months ended June 30, 1999 to $15.7 million for the nine months ended June 30, 2000 and increased as a percentage of product revenues to 27% from 26%. The increases in absolute dollars were due primarily to higher sales volume during these periods.

        Cost of service revenues. Cost of service revenues increased 465%, from $396,000 for the three months ended June 30, 1999 to $2.2 million for the three months ended June 30, 2000 and increased as a percentage of service revenues to 42% from 34%. Cost of service revenues increased 421% from $976,000 for the nine months ended June 30, 1999 to $5.1 million for the nine months ended June 30, 2000 and decreased as a percentage of service revenues to 38% from 45%. The increases in cost of service revenues in absolute dollars were due primarily to increased personnel costs, related to hiring.

        Sales and marketing. Our sales and marketing expenses consist primarily of salaries, commissions and related benefits to our sales and marketing staff, costs of our marketing programs, including public relations, advertising and trade shows and an allocation of our facilities and depreciation expenses. Sales and marketing expenses increased 164%, from $4.0 million for the three months ended June 30, 1999 to $10.6 million for the three months ended June 30, 2000, but decreased as a percentage of net revenues to 36% from 53%. Sales and marketing expenses increased 172% from $9.1 million for the nine months ended June 30, 1999 to $24.8 million for the nine months ended June 30, 2000, but decreased as a percentage of net revenues to 34% from 65%. The increases in absolute dollars were due to the expansion of sales and marketing personnel from 67 to 222, between June 30, 1999 and June 30, 2000, as well as increased commissions, and increased advertising and promotional activities over the three and nine month periods ending June 30, 2000. We expect to continue increasing sales and marketing expenses in order to grow net revenues and expand our brand awareness.

        Research and development. Our research and development expenses consist primarily of salaries and related benefits for our product development personnel and an allocation of our facilities and depreciation expenses. Research and development expenses increased 133% from $1.5 million for the three months ended June 30, 1999 to $3.4 million for the three months ended June 30, 2000, but decreased as a percentage of net revenues to 12% from 19%. Research and development expenses increased 121% from $3.8 million for the nine months ended June 30, 1999 to $8.4 million for the nine months ended June 30, 2000, but decreased as a percentage of net revenues to 12% from 27%. These increases in absolute dollars were due to an increase in product development personnel from 54 to 101, between June 30, 1999 to June 30, 2000.

        Our future success is dependent in large part on the continued enhancement of our current products and our ability to develop new, technologically advanced products that meet the sophisticated needs of our customers. We expect research and development expenses to increase in absolute dollars in future periods.

        General and administrative. Our general and administrative expenses consist primarily of salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, and an allocation of our facilities and depreciation expenses. General and administrative expenses increased 133% from $954,000 for the three months ended June 30, 1999 to $2.2 million for the three months ended June 30, 2000, but expenses decreased as a percentage of net revenues to 8% from 13%. General and administrative expenses increased 154% from $2.1 million for the nine months ended June 30, 1999 to $5.4 million for the nine months ended June 30, 2000, but decreased as a percentage of net revenues from 15% to 8%. These increases in absolute dollars were due primarily to an increase in general and administrative personnel from 30 to 54, between June 30, 1999 to June 30, 2000. We expect general and administrative expenses to increase in absolute dollars as we expand our staff in order to manage our growth.

        Amortization of unearned compensation. We recorded amortization expense of unearned compensation of $759,000 and $434,000 for the three months ended June 30, 1999 and 2000, respectively. For the nine months ended June 30, 1999 and 2000, we recorded amortization of unearned compensation charges of $1.8 million and $1.4 million, respectively. Unearned compensation charges represent the difference between the exercise price and the estimated fair value of certain stock options granted to our employees and the outside directors and are amortized over the vesting period of the option.

        Interest income, net. Interest income consists of earnings on our cash and cash equivalent balances. Interest income, net was $97,000 for the three months ended June 30, 1999 and $855,000 for the three months ended June 30, 2000. For the nine months ended June 30, 1999 and 2000, interest income, net was $186,000 and $2.4 million, respectively. These increases were due primarily to the investment of proceeds received from our initial and secondary public offerings in June and October 1999.

        Income taxes. FASB Statement No. 109 provides for the recognition of deferred tax assets if realization is more likely than not. Based on available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we historically provided for a full valuation allowance against our net deferred tax assets. Based on our operating performance, we have recently determined that certain of these assets are more likely than not realizable. As a result the valuation allowance has been partially reversed against our net deferred assets. We have maintained a valuation allowance on our remaining net operating loss carryforwards as of June 30, 2000 (approximately $4.7 million). These remaining net operating loss carryforwards primarily relate to the tax benefits associated with our stock option plans. The recognition of net operating loss carryforwards related to stock option plan benefits will be offset against shareholders' equity.

        We have recorded a provision for income taxes of $1.3 million for the three months ended June 30, 2000. The effective tax rate for the three months ended June 30, 2000 was 25%, which is lower than the federal statutory rate due to the tax benefit received from the reversal of the valuation allowance. The effective tax rate for the remainder of the fiscal year 2000 is estimated to be 36%.

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



LIQUIDITY AND CAPITAL RESOURCES

        From our inception through May 1999, we financed our operations and capital expenditures primarily through the sale of approximately $12.4 million in equity securities. In June 1999, we completed an initial public offering of 2,860,000 shares of common stock and raised approximately $25.5 million, net of offering costs. In October 1999, we completed a secondary public offering of 500,000 shares of common stock and raised approximately $31.5 million, net of offering costs.

        Cash provided by (used in) our operating activities was $(3.9) million for the nine months ended June 30, 1999 and $7.5 million for the nine months ended June 30, 2000. As of June 30, 2000, we had $56.2 million in cash and cash equivalents and $6.1 million in restricted cash. We expect that accounts receivable and inventories will continue to increase to the extent our revenues continue to increase. Any such increases can be expected to reduce cash and cash equivalents. We have provided extended payment terms to one of our resellers and expect to offer financing programs to other resellers in the future.

        Cash used in investing activities was $1.5 million for the nine months ended June 30, 1999 and $10.9 million for the nine months ended June 30, 2000, substantially all of which was used for the purchase of property and equipment. We expect capital expenditures to continue to increase through the end of 2000, due to the costs of expansion and expenditures for information systems and test equipment.

        In April 2000, we entered into a lease agreement on two buildings for a new corporate headquarters. The lease commenced in July 2000 on the first building; and the lease on the second building will commence in October 2000. The lease for both buildings expires in 2012 with an option for renewal. We will begin taking occupancy of the new facilities in the quarter ending September 30, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Interest Rate Risk. We do not hold derivative financial instruments or equity securities in our investment portfolio. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 20% of the total portfolio with the exception of treasury securities, commercial paper and money market funds, which are exempt from size limitation. The policy limits all short-term investments to those that mature in two years or less, with the average maturity being one year or less. These securities are subject to interest rate risk and will decrease in value if interest rates increase.

        Foreign Currency Risk. Currently the majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 1999 and the three and nine months ended June 30, 2000 and expect to continue to do so, we do not anticipate that foreign exchange gains and losses will be significant. We have not engaged in foreign currency hedging to date, however we may do so in the future.

                                    PART II
                               OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Our registration statement (No. 333-75817) under the Securities Act of 1933, as amended, for our initial public offering of common stock became effective on June 4, 1999. Offering proceeds to the Company, net of aggregate expenses of approximately $1.0 million, were approximately $25.5 million. From the time of receipt through June 30, 2000, the proceeds were applied as follows:

        - $8,500,000 was applied toward lease obligations for new office space secured by an irrevocable standby letter of credit;

        - $500,000 was applied to purchase inventory on credit secured by an irrevocable standby letter of credit; and

        - Approximately $4,000,000 was applied toward working capital expenditures, including expenditures to sales and marketing, research and development and professional services.

        The remaining proceeds are being held as cash, cash equivalents and short-term investments.

ITEM 5. OTHER INFORMATION


        On July 19, 2000, F5 issued a press release relating to the appointment of John McAdam as President, Chief Executive Officer and a member of F5's board of directors. Mr. McAdam assumed these roles on July 24, 2000. Jeff Hussey, who had previously held the position of President and Chief Executive Officer, will continue to serve as the Chair of F5's board of directors and will assume the new role of Chief Strategist for the Company. The July 19, 2000 press release is attached to this report at Exhibit 99.1.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

                10.1 Amended and Restated Lease Agreement dated April 3, 2000 between F5 Networks, Inc. and Koehler McFayden and Co.

                27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements).

                99.1    Press Release issued by the Company on July 19, 2000.

        (b)     Reports on Form 8-K:

                No reports on Form 8-K were filed by the Company during the period ended June 30, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of August, 2000.

                                            F5 Networks, Inc.
                                            (Registrant)

                                            By: /s/ Robert J. Chamberlain
                                            ------------------------------------
                                            Robert J. Chamberlain
                                            Chief Financial Officer

                                            (Duly Authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)

                                 EXHIBIT INDEX



Exhibit
Index        Title
-----        -----
10.1         Amended and Restated Lease Agreement dated April 3, 2000, between
             F5 Networks, Inc. and Koehler McFayden and Co.
27.1         Financial Data Schedule
99.1         Press Released issued by the Company on July 19,2000