Form 10-K
period 2000-09-30
F5 NETWORKS INC
filed 2000-12-13
CIK 1048695

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------
                                    FORM 10-K
                                 --------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

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

                              501 ELLIOTT AVE WEST
                            SEATTLE, WASHINGTON 98119
                    (Address of principal executive offices)

                                 (206) 272-5555
              (Registrant's telephone number, including area code)


                 SECURITIES REGISTERED PURSUANT TO SECTION 12(b)
                                  OF THE ACT:

                                      NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 1, 2000, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $392,846,884 based on the closing sales price of the Registrant's Common Stock on the Nasdaq National Market.

As of December 1, 2000, the number of shares of the Registrant's Common Stock outstanding was 21,696,714.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement relating to its 2001 annual meeting of shareholders, to be held on February 21, 2001, are incorporated by reference into Part III hereof.

================================================================================

                               Page 1 of 51 Pages
                       The Exhibit Index begins on page 52

                                F5 NETWORKS, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
                                                     PART I.
Item 1.    Business.......................................................................................    3
Item 2.    Properties.....................................................................................   12
Item 3.    Legal Proceedings..............................................................................   13
Item 4.    Submission of Matters to a Vote of Securities Holders..........................................   13

                                                    PART II.

Item 5.    Market For Registrant's Common Stock and Related Shareholder Matters...........................   14
Item 6.    Selected Financial Data........................................................................   15
Item 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................................................   16
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk......................................   28
Item 8.    Financial Statements and Supplementary Data....................................................   29

                                                    PART III.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.........................................................................   49
Item 10.   Directors and Executive Officers of the Registrant.............................................   49
Item 11.   Executive Compensation.........................................................................   49
Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................   49
Item 13.   Certain Relationships and Related Transactions.................................................   49

                                                     PART IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K................................   49

                                     PART I

ITEM 1. BUSINESS.

DESCRIPTION OF BUSINESS

        F5 is a leading provider of integrated Internet traffic and content management solutions designed to improve the availability and performance of Internet-based servers and applications. Our products monitor and manage local and geographically dispersed servers and intelligently direct traffic to the server best able to handle a user's request. Our content management products enable network managers to increase access to content by capturing and storing it at points between production servers and end-users and ensure that newly published or updated files and applications are replicated uniformly across all target servers. When combined with our network management tools, these products help organizations optimize their network server availability and performance and cost-effectively manage their Internet infrastructure.

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

INDUSTRY BACKGROUND

        Significant growth in the number of Internet users coupled with the increased availability of powerful new tools and equipment that enable the development, processing and distribution of data across the Internet, has led to a proliferation of Internet-based applications and services, such as e-commerce, e-mail, electronic file transfers and online interactive applications. Network infrastructures are further strained by unpredictable traffic, the complexity of the network environment and the increased variety of data, including multimedia components and video clips. At the same time, the complexity and volume of Internet traffic has increased dramatically.

        An increasing number of businesses rely on the Internet as a fundamental commerce and communication tool. Failure of these businesses to deliver expected availability and performance for their Internet-based applications can result in a significant cost to the organization.

        To support the dramatic increases in Internet traffic, many organizations have aggressively expanded network server capacity. In this environment, organizations often deploy multiple servers in a group, or array, which contains individual application-specific servers or redundant servers that operate together as a virtual large server. Server arrays can reduce single points of failure and be a cost-effective way to increase the potential capacity of the system by providing the flexibility to add additional servers to the array as needed. The practice of deploying server arrays in geographically dispersed sites to help prevent system failure and direct traffic more efficiently is also a growing trend.

        Along with their benefits, server arrays and geographically dispersed sites have increased the need for intelligent traffic and content management devices to optimize server availability and performance. Intelligent traffic management devices identify which server, whether local or remote, is best able to handle user requests. They also read and interpret user requests and route those requests to the most responsive server or to servers or arrays that have been designated to handle specific types of requests. Content management devices include controllers that replicate published content to ensure that it is uniformly available on all servers in a network. Cache servers increase access to content by capturing and storing content at one or more points between network servers and users.

        Currently, many available Internet traffic and content management products are extensions of hardware-based routers, which lack the robust functionality required to manage the increasing complexity of requests and responses that characterize business activity on the Internet. These products are typically not designed to address application availability, nor do they meet the manageability and scalability required by organizations who depend on the Internet as a fundamental commerce and communications tool. As a result, we believe they do not measure up to the demands of today's rapidly changing Internet environment.

F5 SOLUTION

        We develop, market and support intelligent, cost-effective, integrated Internet traffic and content management solutions designed to ensure that content and applications on Internet-based servers are continuously and readily available. Our intelligent traffic management products monitor and manage locally and geographically dispersed servers, and intelligently direct traffic to the server best able to handle the user request. Our content management products help ensure new and updated content is replicated uniformly across all servers and is readily accessible to all users. As components of an integrated solution, our products are designed to ensure Internet quality control by providing the following key benefits:

        High system availability. Our integrated suite of products works with servers deployed in a redundant server array over a local or wide area network to enhance network performance and reduce single points of failure. Our traffic management products continuously monitor network performance to enable real-time detection of server, application and content degradation or failure. Based on this information, our solutions automatically direct user requests to functioning servers and applications. Our products also enable network administrators to deploy new servers and take individual servers offline for routine maintenance without disrupting service to end users.

        Increased performance. Our products provide a significant performance improvement over other current approaches. Our traffic and content management products monitor server and application response time and verify content. This information is used to intelligently direct user requests to the server with the fastest response time. They also read and interpret individual requests and can direct those requests to specific servers, arrays or sites based on predetermined rules defined by network managers. As a complement to these products, our cache servers improve performance by capturing and storing content at points between network servers and end-users, where content can be accessed more quickly. By intelligently directing traffic throughout the network, our solutions reduce server overload conditions that may cause performance degradation.

        Cost-effective scalability. Our solutions enable more efficient utilization of existing server capacity by intelligently directing traffic among servers. This capability allows organizations to optimize the capacity of existing servers and, as traffic volume dictates, cost-effectively expand server capacity through incremental additions of relatively low cost servers rather than upgrading to larger, more expensive servers. Our solutions can be used with multiple heterogeneous hardware platforms, allowing organizations to protect their investments in their legacy hardware installations as well as integrate future hardware investments. In addition, strategic deployment of our cache products can reduce the load on network servers and minimize the need to add more expensive production server capacity.

        Easier network manageability. Our products collect information that can be used to facilitate network management and planning from a central location. Leveraging our products' strategic location in the network, our solutions collect data that is crucial for traffic analysis and apply proprietary trend and analysis tools that synthesize this data so that network managers can forecast network requirements more accurately. In addition, our products automatically synchronize content across remote locations, helping to ensure users access to the same content regardless of server location.

        Enhanced network control. Our solutions enable organizations to prioritize and arrange network traffic based on specific rules defined by network managers. For example, our products may be configured to direct traffic over the most cost-efficient communication links or, alternatively, to deliver the most rapid response to requests.

STRATEGY

        Our objective is to be the leading provider of integrated Internet traffic and content management solutions designed to optimize network availability and performance. Key components of our strategy include:

        Offer complete Internet traffic and content management solutions. We plan to continue expanding our existing suite of products to provide complete Internet traffic and content management solutions. We also intend to continue investing in our professional services group to provide the installation, training and support services required to help our customers optimize their use of our integrated traffic and content management products.

        Invest in technology to continue to meet customer needs. Our current technology platform has been designed to quickly and easily expand the features and functionalities of our suite of products and support the development of additional products that address the complex and changing needs of our customers. We will continue to invest in research and development to provide our customers with complete Internet traffic and content management solutions that meet their needs.

        Expand sales channels and geographic scope of sales. We continue to invest significant resources in the expansion of our sales channels. In addition to maintaining a strong direct sales force, we are expanding our indirect sales channels through leading industry resellers, original equipment manufacturers, systems integrators, Internet service providers and other channel partners. Furthermore, we are expanding sales of our Internet traffic and content management solutions to government entities. We are also aggressively developing our international sales capabilities, particularly in selected countries in the European and Asia Pacific markets.

        Build and expand relationships with strategic partners. We capitalize on products, technologies and channels that may be available through partners. We currently have an OEM relationship with Dell Computer Corporation and a licensing agreement for our BIG-IP load-balancing technology with Extreme Networks. We continue to seek relationships with partners that will enable us to increase the market opportunity for our products and technologies.

        Leverage our market leadership to continue to build the F5 brand. We continue building brand awareness that positions us as one of the leading providers of intelligent Internet traffic and content management solutions. Our goal is for the F5 brand to be synonymous with superior network performance, high quality customer service and ease of use. To achieve these objectives, we continue to invest in a broad range of marketing programs, including active tradeshow participation, advertising in print publications, direct marketing, high-profile Web events and our Internet site.

        Pursue strategic acquisitions. We may selectively pursue strategic acquisition of products and technologies that complement or expand our existing Internet traffic and content management solutions.

PRODUCTS AND TECHNOLOGY

        We have developed our BIG-IP(R), 3-DNS(R) and GLOBAL-SITE(TM) Controllers and the SEE-IT(TM) Network Manager as a suite of Internet traffic and content management products that facilitate high performance, high availability and scalable access to network server arrays located at a single site or across multiple, geographically dispersed sites. Recently we added EDGE-FX(TM) Cache to our suite of products, enabling end-to-end content delivery solutions. Our ongoing investment in technology is focused on achieving continuous performance enhancements, increased functionality, enhanced ease of use and increased product integration. Following is a table of our current products, followed by a brief description of each product:


             PRODUCT NAME                                 DESCRIPTION                      INTRODUCTION DATE
             ------------                                 -----------                      -----------------
BIG-IP(R) Controller................       Intelligent load balancer for local area        July 1997
                                           networks

3-DNS(R) Controller.................       Intelligent load balancer for wide area         September 1998
                                           networks

SEE-IT(TM) Network Manager..........       Traffic analysis and network management         April 1999
                                           software application for BIG-IP and 3-DNS

GLOBAL-SITE(TM) Controller..........       File replication and synchronization            October 1999
                                           controller for managing content across
                                           geographically dispersed Internet sites

EDGE-FX(TM) Cache...................       High performance cache server for fast          August 2000
                                           delivery of Internet content

        BIG-IP Controller. BIG-IP is an intelligent local traffic management appliance consisting of our proprietary software on a pre-configured, industry-standard hardware platform. Situated between a network's routers and server array, BIG-IP continuously monitors the array of local servers to ensure application availability and performance and automatically directs user requests to the server best able to handle these requests. By quickly detecting application and server failures, and directing service toward those servers and applications that are functioning properly, BIG-IP is designed to shield users from system failures and provide timely responses to user requests and data flow. BIG-IP offers a comprehensive selection of load balancing algorithms that lets network managers choose a load balancing configuration that best suits their organization's particular needs. In addition, BIG-IP actively queries and checks content received from applications. If a server and application are responding to users' requests with incorrect content, BIG-IP redirects requests to those servers and applications that are responding properly, thereby helping to ensure the quality of Web content.

        BIG-IP is compatible with any system that uses the standard Internet communication protocol or IP, and can operate with multiple, heterogeneous hardware platforms. This enables organizations to leverage their existing infrastructure without limiting their options to meet future network needs. BIG-IP supports a wide variety of network protocols, including Web, e-mail, audio, video, database and file transfer protocol. BIG-IP also manages traffic for network devices such as firewalls that prevent unauthorized access to a network system, cache servers that store frequently accessed Web content and multimedia. BIG-IP's ability to intelligently distribute traffic across server arrays reduces the need for increasingly larger and more expensive servers to accommodate increases in network traffic. This configuration also reduces the single point of failure inherent with a single large server and allows for the orderly addition of new servers or the routine maintenance or upgrades of servers without disrupting service to the end user.

        BIG-IP's unique Layer 7 switching capability enables the successful delivery of business-critical applications with 24/7 availability, scalability, and high performance. Examining traffic at Layer 7 allows intelligent quality of service (QoS) through routing and management decisions made based on application information. BIG-IP enables the use of all of its Layer 7 features simultaneously without imposing limitations on the length of the URL, cookie, or location of the cookie -- providing intelligent, granular management of web sites without performance degradation.

        Additional BIG-IP features include:

        - Secure sockets layer (SSL) session persistence enables server arrays to support e-commerce and other applications by allowing users to re-establish a secure connection with a specific server to complete an unfinished transaction.

        - Secure server protection protects against unauthorized use of the network server array.

        - Rate shaping allows priority levels to be assigned to specific types of traffic.

        - Packet filtering enables content providers to direct network traffic to servers based on criteria set by network managers.

        3-DNS Controller. 3-DNS is an intelligent wide area traffic management appliance that manages and distributes user requests across wide area networks. 3-DNS consists of our proprietary software, which we load on a pre-configured, industry-standard hardware platform. Like BIG-IP, 3-DNS functions with multiple heterogeneous hardware platforms and supports a wide variety of network protocols, including Web, e-mail, audio, video, database and file transfer protocol, and manages traffic for network devices such as firewalls, cache servers and multimedia servers.

        When an end-user request is received from a local domain name server or DNS, 3-DNS collects network information and communicates with each site in the network to determine the site with the fastest response time. 3-DNS, integrated with BIG-IP, sends the request to the BIG-IP at the site. BIG-IP then directs the request to the individual server best able to handle it. Although organizations can deploy a single 3-DNS in their network configuration, multiple 3-DNS Controllers are often deployed within the network to provide redundancy to help ensure network availability and performance for end users.

        Additional 3-DNS features include:

        - Dynamic load balancing optimizes use of available network resources across wide area networks.

        - User-defined production rules allow organizations to pre-configure traffic distribution decisions according to their specific user requirements.

        - Secure server protection offers security features for wide area networks similar to those BIG-IP provides for local area networks.

        SEE-IT Network Manager. SEE-IT is a software application that communicates with BIG-IP and 3-DNS to help improve the management and functionality of an organization's network servers. SEE-IT, which runs on an NT server, uses real-time data collected by BIG-IP and 3-DNS to perform crucial traffic analysis management functions. By reviewing historical patterns, network administrators can build predictive models and forecast usage, which helps them to intelligently plan and budget for additional server and bandwidth capacity. SEE-IT comes pre-loaded with BIG-IP and 3-DNS and consists of the following capabilities:

        - Real-time monitoring that displays key data on network traffic in easy-to-read graphical illustrations, thereby enabling network administrators to quickly obtain information regarding network and server performance, including data about server status and traffic, number of connections, active and inactive IP addresses and the availability of individual applications.

        - Forward-looking trend and analysis tools that use the information generated by BIG-IP to project future network and server needs. Network managers and system administrators can use these tools to create "what if?" scenarios to help forecast the need for additional servers, interface upgrades and other network capacity requirements.

        GLOBAL-SITE Controller. GLOBAL-SITE, a global data delivery appliance, has been designed to help organizations automate the distribution and synchronization of file-based content and applications to local and geographically dispersed Internet sites. GLOBAL-SITE was developed to work with our other products to provide an integrated Internet traffic and content management solution. GLOBAL-SITE consists of our proprietary software, which is loaded on a preconfigured, industry-standard hardware platform and was developed to intelligently deploy both program and data files to arrays of heterogeneous Web servers. GLOBAL-SITE's configuration database allows administrators to define standard rules for content deployment as well as accommodate unique content distribution events as needed.

        EDGE-FX Cache. EDGE-FX is a price/performance leading Internet cache server that can be deployed as a standalone device or integrated with our other products. EDGE-FX consists of software loaded on a pre-configured, industry standard hardware platform. EDGE-FX accelerates access to web content by storing frequently requested data at strategic points in a computer network, making it quickly available to Internet users. As a standalone device, EDGE-FX may be installed in virtually any network infrastructure. Integrated with our other traffic and content management products, EDGE-FX enables customers to implement end-to-end content delivery solutions.

        EDGE-FX supports three flexible deployment options to conserve bandwidth and server resources while accelerating content to Internet users.

   - Forward Proxy is deployed in front of Web browsers for internal user access. EDGE-FX can be positioned as a forward proxy cache, making it valuable for enterprise Intranets. Instead of sending requests for Web content directly to the origin server, browsers are configured to send requests directly to the cache.

   - Transparent Forward Proxy, when combined with BIG-IP or a Layer 4 switch, EDGE-FX can be deployed as a transparent proxy cache, automatically examining each request without the need to reconfigure Web browsers.

   - Reverse Proxy, when deployed in front of web servers for external user access, EDGE-FX transfers client requests from the Web server, eliminating the danger of server traffic surges. EDGE-FX can also lower overall costs by conserving access to origin servers and bandwidth.

               Designed for massive scalability, multiple EDGE-FX can be managed with the BIG-IP Cache Controller to enable cache farm load balancing, replication of content across multiple caches, and Layer 7 management of cached objects.

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

        Our product development expenses for fiscal 2000, 1999 and 1998 were $14.5 million, $5.6 million and $1.8 million, respectively. We expect our product development expenses to increase as we hire additional research and development personnel to develop new products and upgrade our existing ones.

CUSTOMERS

        Our target customers include Internet service providers, companies with large e-commerce sites and high-traffic Internet or intranet Web sites. We have sold our products directly or through resellers to over 2,500 end-customers as of September 30, 2000. Our largest reseller, Exodus Communications, accounted for 14% of our net revenues for the year ended September 30, 2000. During the fourth quarter of fiscal 2000 ended September 30, no single customer or reseller accounted for more than 10% total sales.

SALES AND MARKETING

        We market and sell our Internet traffic and content management solutions on a global basis through direct sales and channel partners. We plan to continue investing significant resources to expand our direct sales force and further develop our indirect sales channels by developing relationships with leading industry resellers, original equipment manufacturers, systems integrators, Internet service providers and other channel partners. Typically, our agreements with our channel partners are not exclusive and do not prevent our channel partners from selling competitive products. These agreements typically have terms of one or two years with no obligation to renew, and typically do not provide for exclusive sales territories or minimum purchase requirements.

        Exodus and Frontier GlobalCenter account for most of our indirect sales. We are in the process of seeking channel partners for our products in the United States and selected countries in the European, Asia Pacific and South American markets. We have increased, and plan to further increase, the number of individuals focused on sales to government entities, and are developing strategic relationships that will help facilitate these sales.

        Our domestic sales managers are located in Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, San Francisco, Seattle, and Washington D.C. Our international sales managers are located in Australia, Canada, China, Germany, Hong Kong, India, Japan, Korea, Malaysia, Singapore and the United Kingdom. The inside sales team generates and qualifies leads for our regional sales managers and help manage accounts by serving as a liaison between our field and internal corporate resources. Our field systems engineers also support our regional sales managers by participating in joint sales calls and providing pre-sale technical resources as needed.

        Our marketing programs are focused on creating awareness of our Internet traffic and content management solutions targeted at information technology professionals such as chief information officers. We plan to continue building strong brand awareness to leverage the value of our Internet traffic and content management products and professional services in the marketplace. We believe brand visibility is a key factor in increasing customer awareness, and our goal is for the F5 brand to be synonymous with superior performance, high quality customer service and ease of use. We market our products and services through a broad range of marketing programs, including active tradeshow participation, advertising in print publications, direct marketing, high-profile Web events and our Internet site.

PROFESSIONAL SERVICES AND TECHNICAL SUPPORT

        We believe that our ability to consistently provide high-quality customer service and support will be a key factor in attracting and retaining customers. Prior to the installation of our Internet traffic and content management solutions, our professional services team works with organizations to analyze and understand their special network needs. They also make recommendations on how to integrate our solutions to best utilize our product features and functionality to support their unique network environment. Once our customers purchase our products, we go on-site to help with installation and provide an initial training session to help our customers make use of the functionality built into our products. The installation process generally occurs within 30 days of product shipment to the customer.

        Our technical support team assists our customers with online updates and upgrades and provides remote support through a 24x7 help desk. We also offer seminars and training classes for our customers on the configuration and use of our products, including local and wide area network system administration and management. In addition, we provide a full range of consulting services to our customers, including comprehensive network management, documentation and performance analysis and capacity planning to assist in predicting future network requirements.

MANUFACTURING

        We outsource the manufacturing of our pre-configured, industry-standard hardware platforms to three contract manufacturers, who assemble these hardware platforms to our specifications. These platforms consist primarily of an Intel-based computing platform, rack-mounted enclosure system and custom-designed front panel. We install our proprietary software onto the hardware platforms and conduct functionality testing, quality assurance and documentation control prior to shipping our products. Subcontractors supply our contract manufacturers with the standard parts and components for our products, which consist primarily of motherboards, reboot cards and chassis for our products, although recently we have begun to stock certain key components. Generally purchase commitments with our limited source suppliers are on a purchase order basis.

COMPETITION

        Our markets are new, rapidly evolving and highly competitive, and we expect this competition to persist and intensify in the future. We compete in the Internet traffic and content management market primarily on the basis of product price/performance, service, and warranty. Our principal competitors in the Internet traffic and content management market include CacheFlow, Cisco Systems, Extreme Networks, Foundry Networks, Inktomi, Network Applicance, Nortel Networks, RadWare and Resonate.

        Cisco Systems has a product offering similar to ours and holds the dominant share of the market. Cisco has a longer operating history and significantly greater financial, technical, marketing and other resources than we do. Cisco also has a more extensive customer base and broader customer relationships including relationships with many of our current and potential customers that could be leveraged. In addition, Cisco has large, well established, worldwide customer support and professional services organizations and a more extensive direct sales force and sales channels than we do. Cisco and our other competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. There is also the possibility that these companies may adopt aggressive pricing policies to gain market share. As a result, these companies pose a serious competitive threat that could undermine our ability to win new customers and maintain our existing customer base. Nevertheless, we believe these threats are mitigated by differences between the functionality and performance of our products and those of our competitors, including Cisco.

INTELLECTUAL PROPERTY

        We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We currently do not have any issued patents but have 10 applications pending for various aspects of our technology. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to, and distribution of, our software, documentation and other proprietary information. However, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology.

        We incorporate software that is licensed from several third party sources into our products. These licenses generally renew automatically on an annual basis. We believe that alternative technologies for this licensed software are available both domestically and internationally.


EMPLOYEES

        As of September 30, 2000, we employed 496 full-time persons, 134 of whom were engaged in product development, 176 in sales and marketing, 111 in professional services and technical support and 75 in finance, administration and operations. None of our employees are represented by a labor union and we have not experienced any work stoppages to date. We consider our employee relations to be good.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information with respect to our executive officers and directors as of September 30, 2000:


NAME                                        AGE     POSITION
----                                        ---     --------
Jeffrey S. Hussey......................     39      Chairman of the Board and Chief Strategist
John McAdam............................     49      President, Chief Executive Officer and Director
Carlton G. Amdahl......................     48      Chief Technology Officer and Director
Robert J. Chamberlain..................     47      Senior Vice President of Finance, Chief Financial Officer and
                                                    Treasurer
Steven Goldman.........................     40      Senior Vice President of Sales, Marketing and Services
Brett L. Helsel........................     40      Senior Vice President of Product Development
Alan J. Higginson (1)(2) ..............     53      Director
Karl D. Guelich (1)(2) ................     58      Director
Keith D. Grinstein (1)(2) .............     40      Director

(1) Member of Audit Committee.

(2) Member of Compensation Committee.

        Directors are divided into three classes, with each class as nearly equal in number as possible with one class elected at each annual meeting to serve for a three-year term.

        Jeffrey S. Hussey co-founded F5 in February 1996 and has been our Chairman since that time. He has served as our Chief Strategist since July 2000. From February 1996 to July 2000, Mr. Hussey served as our Chief Executive Officer and President. From February 1996 to March 1999, Mr. Hussey also served as our Treasurer. From June 1995 to February 1996, Mr. Hussey served as Vice President of Alexander Hutton Capital L.L.C., an investment banking firm. From September 1993 to July 1995, Mr. Hussey served as President of Pacific Comlink, an inter-exchange carrier providing frame relay and Internet access services to the Pacific Rim, which he founded in September 1993. Mr. Hussey holds a B.A. in Finance from Seattle Pacific University and an M.B.A. from the University of Washington.

        John McAdam has served as our President, Chief Executive Officer and a director since July 2000. Prior to joining F5 Networks, Mr. McAdam served as General Manager of the Web server sales business at IBM. From January 1995 until August 1999, Mr. McAdam served as the President and Chief Operating Officer of Sequent Computer Systems, Inc., a manufacturer of high-end open systems, which was sold to IBM in September 1999. Mr. McAdam holds a B.Sc. in Computer Science from the University of Glasgow, Scotland.


        Carlton G. Amdahl has served as our Chief Technical Officer since February 2000, and as a Director since May 1998. Mr. Amdahl has operated Amdahl Associates, an independent consulting firm specializing in technology management, product strategy and system architecture since January 1996. Mr. Amdahl has served as a Director of Network Caching Technology LLC since February 1999. From 1985 to January 1996, Mr. Amdahl served as Chairman of the Board of Directors and Chief Technical Officer of NetFRAME Systems, a high performance network server company, which he founded in 1985. Mr. Amdahl is a Stanford University Sloan Fellow and holds a B.S. degree in Electrical Engineering and Computer Science from the University of California, Berkeley, and an M.S. in Management from Stanford University.


        Robert J. Chamberlain has served as our Senior Vice President of Finance, Chief Financial Officer and Treasurer since April 2000 and as our Vice President of Finance, Chief Financial Officer and Treasurer from March 1999 to April 2000. From September 1998 to February 1999, Mr. Chamberlain served as Senior Vice President and Chief Financial Officer of Yesler Software, an early stage company developing a personal multimedia web communication product. From February 1998 to July 1998, Mr. Chamberlain served as Co-President of Photodisc, a provider of digital imagery, which merged with Getty Images Inc. in February 1998. From May 1997 to February 1998, Mr. Chamberlain served as Senior Vice President and Chief Financial Officer of Photodisc. From April 1996 to May 1997, Mr. Chamberlain served as Executive Vice President and Chief Financial Officer of Midcom Communications Inc., a telecommunications service provider. Mr. Chamberlain holds a B.S. in Business Administration and Accounting from California State University, Northridge.

        Steven Goldman has served as our Senior Vice President of Sales, Marketing and Services since July 1999 and our Vice President of Sales, Marketing and Services from July 1997 to July 1999. From December 1996 to February 1997, Mr. Goldman served as Vice President, Enterprise Sales and Services, for Microtest, Inc. a network test equipment and CD ROM server company, after its acquisition of Logicraft. From March 1995 to December 1996, Mr. Goldman served as Executive Vice President, North American Operations, for Logicraft, a CD ROM server company, after its merger with Virtual Microsystems, a CD ROM server company. From 1990 to March 1995, Mr. Goldman served as Vice President of Sales for Virtual Microsystems. Mr. Goldman holds a B.A. in Economics from the University of California at Berkeley.

        Brett L. Helsel has served as our Senior Vice President of Product Development since February 2000 and as our Vice President of Product Development and Chief Technology Officer from May 1998 to February 2000. From April to May 1998, Mr. Helsel served as our Vice President of Advanced Product Architecture. From March 1997 to March 1998, Mr. Helsel served as Vice President, Product Development, for Cybersafe, Inc., a provider of enterprise-wide network security solutions. From April 1994 to October 1997, Mr. Helsel served as Site Development Manager for Wall Data, a host connectivity software company. Mr. Helsel holds a B.S. in Geophysics and Oceanography from the Florida Institute of Technology. Alan J. Higginson has served as one of our directors since May 1996. From November 1995 to November 1998, Mr. Higginson served as President of Atrieva Corporation, a provider of advanced data backup and retrieval technology. From May 1990 to November 1995, Mr. Higginson served as Executive Vice President of Worldwide Sales and Marketing for Sierra On-line, a developer of multimedia software for the home personal computer market. From May 1990 to November 1995, Mr. Higginson served as President of Sierra On-line's Bright Star division, a developer of educational software. Mr. Higginson holds a B.S. in Commerce and an M.B.A. from the University of Santa Clara.

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

        Keith D. Grinstein has served as one of our directors since December 1999. Mr. Grinstein has been the Vice Chairman of Nextel International, Inc. since September 1999. From January 1996 to February 1999, Mr. Grinstein served as President, Chief Executive Officer and as a director of Nextel International, Inc. From January 1991 to December 1995, Mr. Grinstein was President and Chief Executive Officer of the aviation communications division of AT&T Wireless Services, Inc. Mr. Grinstein had a number of positions at McCaw Cellular and its subsidiaries, include Vice President, General Counsel and Secretary of LIN Broadcasting Company, a subsidiary of McCaw Cellular, and Vice President and Assistant General Counsel of McCaw Cellular. He is currently on the board of directors for the Ackerley Group, a media and entertainment company. Mr. Grinstein received a BA from Yale University and a JD from Georgetown University.


ITEM 2. PROPERTIES.

        Our principal administrative, sales, marketing and research development facilities are located in Seattle, Washington and consist of two buildings totaling approximately 195,000 square feet. In April 2000, we entered into a lease agreement for the buildings. The lease commenced in July 2000 on the first building; and the lease on the second building commenced in October 2000. The leases for both buildings expire in 2012 with an option for renewal. We also lease office space for our field personnel in California, New Jersey, Virginia, Hong Kong, Singapore, Japan, Korea, Australia, India and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS.

        We are not aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse effect on our business, operating results, or financial condition. We may in the future be party to litigation arising in the course of our business, including claims that we allegedly infringe third-party trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

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

FISCAL YEAR ENDED SEPTEMBER 30, 1999                                        HIGH         LOW
                                                                          -------       -------
 Third Quarter (from June 4, 1999)................................         $45.13       $10.13
  Fourth Quarter..................................................         $85.00       $27.75

FISCAL YEAR ENDED SEPTEMBER 30, 2000                                        HIGH         LOW
                                                                          -------       -------
 First Quarter....................................................        $160.50       $66.94
 Second Quarter...................................................        $142.12       $62.12
 Third Quarter....................................................        $ 76.50       $28.37
  Fourth Quarter..................................................        $ 61.50       $33.00

        As of December 1, 2000 there were 128 holders of record of our common stock, although we believe the number of beneficial holders of our common stock is substantially greater.

        We have never declared or paid cash dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. We currently intend to retain our earnings, if any, for developing our business.


REPORT OF OFFERING SECURITIES AND USE OF PROCEEDS

        We sold 2,860,000 shares of common stock in our initial public offering pursuant to a registration statement (No. 333-75817) filed under the Securities Act of 1933, as amended, that became effective on June 4, 1999. The shares were sold at a price of $10.00 per share to an underwriting syndicate led by Hambrecht & Quist, BancBoston Robertson Stephens and Dain Rauscher Wessels. The offering commenced on June 4, 1999 and was completed on June 9, 1999. An additional 140,000 of shares of common stock were sold on behalf of a selling shareholder as part of the initial public offering. Offering proceeds to F5, after underwriting discounts, net of aggregate expenses of approximately $1.0 million, were approximately $25.5 million. From the time of receipt through September 30, 2000, the proceeds were applied as follows:

        - $6,000,000 was applied toward lease obligations for new office space secured by an irrevocable standby letter of credit;

        - Approximately $5.7 million was used for the construction of the corporate offices;

        - The remainder of the proceeds were approximately $13.8 million and was applied toward working capital expenditures, including expenditures for sales and marketing, research and development and professional services.

ITEM 6. SELECTED FINANCIAL DATA.

        The following selected financial data are derived from our historical financial statements. The information set forth below should be read in conjunction with our financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operation" (in thousands, except per share data).


                                                                                                                PERIOD FROM
                                                                                                               FEB. 26, 1996
                                                              FISCAL YEAR ENDED SEPTEMBER 30,                  (INCEPTION) TO
                                                  -------------------------------------------------------        SEPT. 30,
                                                    2000           1999            1998            1997            1996
                                                  --------       --------        --------        --------        --------
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Products ................................       $ 87,980       $ 23,420        $  4,119        $    229        $      2
  Services ................................         20,665          4,405             770              --              --
                                                  --------       --------        --------        --------        --------
Total net revenues ........................        108,645         27,825           4,889             229               2
                                                  --------       --------        --------        --------        --------
Cost of net revenues:
  Products ................................         24,660          5,582           1,091              71               1
  Services ................................          7,911          1,618             314              --              --
                                                  --------       --------        --------        --------        --------
Total cost of net revenues ................         32,571          7,200           1,405              71               1
                                                  --------       --------        --------        --------        --------
  Gross profit ............................         76,074         20,625           3,484             158               1
                                                  --------       --------        --------        --------        --------
Operating expenses:
  Sales and marketing .....................         36,890         13,505           3,881             565              62
  Research and development ................         14,478          5,642           1,810             569             103
  General and administrative ..............          9,727          3,869           1,041             383             180
  Amortization of unearned compensation ...          2,127          2,487             420              69               4
                                                  --------       --------        --------        --------        --------
  Total operating expenses ................         63,222         25,503           7,152           1,586             349
                                                  --------       --------        --------        --------        --------
Income (loss) from operations .............         12,852         (4,878)         (3,668)         (1,428)           (348)
Other income (expense), net ...............          2,903            534              (4)            (28)             18
                                                  --------       --------        --------        --------        --------
Income (loss) before income taxes .........         15,755         (4,344)         (3,672)         (1,456)           (330)
Provision for income taxes ................          2,105             --              --              --              --
                                                  --------       --------        --------        --------        --------
  Net income (loss) .......................       $ 13,650       $ (4,344)       $ (3,672)       $ (1,456)       $   (330)
                                                  ========       ========        ========        ========        ========
Net income (loss) per share-basic .........       $   0.65       $  (0.42)       $  (0.60)       $  (0.24)       $  (0.06)
                                                  ========       ========        ========        ========        ========
Weighted average shares-basic .............         21,137         10,238           6,086           6,000           5,932
                                                  ========       ========        ========        ========        ========
Net income (loss) per share -- diluted ....       $   0.59       $  (0.42)       $  (0.60)       $ (0.24)        $  (0.06)
                                                  ========       ========        ========        ========        ========
Weighted average shares -- diluted ........         23,066         10,238           6,086           6,000           5,932
                                                  ========       ========        ========        ========        ========


                                                                               SEPTEMBER 30,
                                                  -----------------------------------------------------------------------
                                                    2000           1999            1998            1997            1996
                                                  --------       --------        --------        --------        --------
BALANCE SHEET DATA:
Cash and cash equivalents .................       $ 53,017       $ 24,797        $  6,206        $    143        $    624
Working capital (deficit) .................         65,898         25,876           6,763            (317)            617
Total assets ..............................        122,420         42,846           9,432             919             817
Long-term obligations .....................             --             --              --             216              29
Redeemable convertible preferred stock ....             --             --           7,688              --              --
Shareholders' equity (deficit) ............         87,685         31,973             (80)           (231)            737

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

OVERVIEW

        F5 was incorporated on February 26, 1996 and began operations in April 1996. Our fiscal year ended on September 30, 2000.

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

        For the fiscal years 1998 through 2000, our net revenues were $4.9 million, $27.8 million and $108.6 million respectively. We achieved our first quarterly profit during the fourth quarter of fiscal year 1999 and our first annual profit in fiscal year 2000.

        Currently, we derive approximately 62% of our net revenues from sales of BIG-IP, and we expect to derive a significant portion of our net revenues from sales of BIG-IP in the future. During fiscal year 2000, one of our resellers, Exodus Communications, accounted for 14% of our net revenues and 8% of our accounts receivable balance at September 30, 2000.

        Net revenues derived from customers located outside of the United States were $20.6 million in fiscal 2000, $2.2 million in fiscal 1999, and $172,000 in fiscal 1998. We plan to continue expanding our international operations significantly, particularly in selected countries in the European and Asia Pacific markets, because we believe international markets represent a significant growth opportunity.

        Customers who purchase our products have the option to receive installation services and an initial customer support contract, typically covering a 12-month period. We generally combine the software license, installation, and customer support elements of our products into a package with a single price. We allocate a portion of the sales price to each element of the bundled package based on their respective fair values when the individual elements are sold separately. Customers may also purchase consulting services and renew their initial customer support contract.

        Revenues from the sale of our products and software licenses are recognized, net of allowances for estimated returns, when the product has been shipped and the customer is obligated to pay for the product. Estimated sales returns are based on historical experience by product and are recorded at the time revenues are recognized. Services revenue for installation is recognized when the product has been installed at the customer's site. Revenues for customer support are recognized on a straight-line basis over the service contract term. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues from consulting services are recognized at the end of the quarter in which they are performed.

        Our ordinary payment terms to our domestic customers are net 30 days, but we have extended payment terms beyond net 30 days to some customers. For these arrangements, revenue is recognized ratably over the terms of the arrangement. Our ordinary payment terms to our international customers are net 60 days.

        In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of net revenues and operating results are not necessarily meaningful and should not be relied upon as indicators of future performance. To maintain profitability we will need to increase our net revenues and manage operating expenses. Although we have experienced rapid growth in net revenues in recent periods, we may not be able to sustain these growth rates to maintain profitability.

        We have recorded a total of $8.2 million of stock compensation costs since our inception through September 30, 2000. These charges represent the difference between the exercise price and the deemed fair value of certain stock options granted to our employees and outside directors. These options generally vest ratably over a four-year period. We are amortizing these costs using an accelerated method as prescribed by FASB interpretation No. 28 ("FIN No. 28") and have recorded stock compensation charges of $2.1 million, $2.5 million and $420,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

        We expect to recognize amortization expense related to unearned compensation of approximately $2.2 million, $824,000, $60,000 and $0 during the years ended September 30, 2001, 2002, 2003 and 2004, respectively. We cannot guarantee, however, that we will not accrue additional stock compensation costs in the future or that our current estimate of these costs will prove accurate.

RESULTS OF OPERATIONS

        The following table sets forth certain financial data as a percentage of total net revenues for the periods indicated.

                                                         YEAR ENDED SEPTEMBER 30,
                                                    --------------------------------
                                                    2000         1999          1998
                                                    -----        -----         -----
STATEMENT OF OPERATIONS DATA:
Net revenues:
   Products .................................        81.0%        84.2%         84.3%
   Services .................................        19.0         15.8          15.7
                                                    -----        -----         -----
     Total net revenues .....................       100.0        100.0         100.0

Cost of net revenues:
   Products .................................        22.7         20.1          22.3
   Services .................................         7.3          5.8           6.4
                                                    -----        -----         -----
     Total cost of net revenues .............        30.0         25.9          28.7
                                                    -----        -----         -----
     Gross margin ...........................        70.0         74.1          71.3

Operating expenses:
   Sales and marketing ......................        34.0         48.5          79.4
   Research and development .................        13.3         20.3          37.0
   General and administrative ...............         9.0         13.9          21.3
   Amortization of unearned compensation ....         2.0          8.9           8.6
                                                    -----        -----         -----
     Total operating expenses ...............        58.2         91.6         146.3
                                                    -----        -----         -----

Income (loss) from operations ...............        11.8        (17.5)        (75.0)
Other income (expense), net .................         2.7          1.9          (0.1)
                                                    -----        -----         -----
Income (loss) before income taxes ...........        14.5        (15.6)        (75.1)
Provision for income taxes ..................         1.9           --            --
                                                    -----        -----         -----
    Net income (loss) .......................        12.6%       (15.6)%       (75.1)%

YEARS ENDED SEPTEMBER 30, 2000 AND 1999

    Net Revenues:

        Net revenues consist of sales of our products and services, which include software licenses and related services. Services include revenue from service and support agreements provided as part of the initial product sale, installation, sales of extended service and support contracts and consulting services.

        Product revenues. Product revenues increased by 275.7%, from $23.4 million for the year ended September 30, 1999 to $88.0 million for the year ended September 30, 2000. This increase in product revenues was due to an increase in the quantity of our products sold, primarily through our indirect sales channels and to a lesser extent through our direct sales channels.

        Service revenues. Service revenues increased by 369.1%, from $4.4 million for the year ended September 30, 1999 to $20.7 million for the year ended September 30, 2000. This increase was due primarily to an increase in the installed base of our products and the renewal of service and support contracts.

        International revenues represented 7.7% of total revenues for the year ended September 30, 1999 and 19% of total revenues for the year ended September 30, 2000. This increase represents the growth in demand for our products and an increase in the number of resellers. We expect international revenues to continue to represent a significant portion of net revenues, although we cannot assure you that these revenues as a percentage of net revenues will remain at current levels. All sales transactions are denominated in U.S. dollars.

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

        Cost of product revenues. Cost of product revenues increased 341.8%, from $5.6 million for the year ended September 30, 1999 to $24.7 million for the year ended September 30, 2000. Cost of product revenues increased as a percent of product revenues from 23.8% for the year ended September 30, 1999, to 28.0% for the year ended September 30, 2000. The increase as a percentage of product revenues was the result of higher production costs associated with hardware configuration enhancements. The cost of raw materials may increase, which would cause the cost of product revenues to increase and have a negative impact on our gross margin.

        Cost of service revenues. Cost of service revenues increased 388.9%, from $1.6 million for the year ended September 30, 1999 to $7.9 million for the year ended September 30, 2000. Cost of service revenues increased as a percent of service revenues from 36.7% for the year ended September 30, 1999 to 38.3% for the year ended September 30, 2000. The increase in cost of service revenue as a percentage of service revenues is due to increased personnel costs which include training and consulting.

        Sales and marketing. Our sales and marketing expenses consist primarily of salaries, commissions and related benefits of our sales and marketing staff, costs of our marketing programs, including public relations, advertising and trade shows, and an allocation of our facilities and depreciation expenses. Sales and marketing expenses increased by 173.2%, from $13.5 million for the year ended September 30, 1999 to $36.9 million for the year ended September 30, 2000. This increase was due to an increase in sales and marketing personnel and professional services personnel from 93 to 287, and increased advertising and promotional activities. We expect to continue increasing sales and marketing expenses in order to grow net revenues and expand our brand awareness.

        Research and development. Our research and development expenses consist primarily of salaries and related benefits for our product development personnel and an allocation of our facilities and depreciation expenses.

Research and development expenses increased by 156.6%, from $5.6 million for the year ended September 30, 1999 to $14.5 million for the year ended September 30, 2000. This increase was due to an increase in product development personnel from 59 to 134 and nonrecurring charges of $1.6 million consisting of prototype material expenses and a one time licensing agreement. Our future success is dependent, in large part on the continued enhancement of our current products and our ability to develop new, technologically advanced products that meet the sophisticated needs of our customers. We expect research and development expenses to increase in future periods.

        General and administrative. Our general and administrative expenses consist primarily of salaries, benefits and related costs of our executive, finance, human resource and legal personnel, third-party professional service fees, and an allocation of our facilities and depreciation expenses. General and administrative expenses increased by 151.4%, from $3.9 million for the year ended September 30, 1999 to $9.7 million for the year ended September 30, 2000. This increase was due primarily to an increase in general and administrative personnel from 35 to 75 and a one time executive recruitment charge of $1.6 million. We expect general and administrative expenses to increase as we expand our staff, further develop our internal information systems and incur costs associated with being a publicly held company.

        Unearned compensation. We recorded stock compensation charges of $2.5 million and $2.1 million for the years ended September 30, 1999 and 2000, respectively.

        Other income (expense), net. Other income consists primarily of earnings on our cash and cash equivalents balances. Interest income was $534,000 for the year ended September 30, 1999 and $3.2 million for the year ended September 30, 2000. There was a one time asset impairment charge of $336,000, associated with the move to our new corporate headquarters.

        Income taxes. The income tax provision increase from zero in fiscal 1999 to $2.1 million in fiscal 2000. The Company utilized a portion of its U.S. federal and state net operating loss carryforwards in fiscal 2000. The difference between the statutory rate and the effective rate was due primarily to previous unrecognized deferred tax assets. FASB statement No. 109 provides for the recognition of deferred tax assets if realization is more likely than not. Based on available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we historically provided for a full valuation allowance against our net deferred tax assets. Based on our operating performance, we determined that a certain portion of these assets are more likely than not to be realizable. As a result, the valuation allowance has been partially reversed against our net deferred assets for these assets which are considered realizable. We have maintained a valuation allowance on our remaining net operating loss carryforwards as of September 30, 2000 (approximately $4.9 million). These remaining net operating loss carryforwards primarily relate to the tax benefits associated with our stock option plans, which will be offset against shareholders' equity.

YEARS ENDED SEPTEMBER 30, 1999 AND 1998

    Net Revenues:

        Net revenues consist of sales of our products and services, which include software licenses and related services. Services include revenue from service and support agreements provided as part of the initial product sale, installation, sales of extended service and support contracts and consulting services.

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

        Cost of product revenues. Cost of product revenues increased 411.6%, from $1.1 million for the year ended September 30, 1998 to $5.6 million for the year ended September 30, 1999. Cost of product revenues decreased as a percent of product revenues from 26.5% for the year ended September 30, 1998, to 23.8% for the year ended September 30, 1999. The decrease as a percentage of product revenues was the result of higher utilization of manufacturing operations, including increased economies of scale achieved from an increase in production. The increase in absolute dollars was due primarily to an increase in product revenues. The cost of raw materials may increase, which would cause the cost of product revenues to increase and have a negative impact on our gross margin.

        Cost of service revenues. Cost of service revenues increased 415.3%, from $314,000 for the year ended September 30, 1998 to $1.6 million for the year ended September 30, 1999. Cost of service revenues decreased as a percent of service revenues from 40.8% for the year ended September 30, 1998 to 36.7% for the year ended September 30, 1999. The decrease in cost of service as a percentage of service revenues is due to increased economies of scale achieved from increased service revenues. The increase in cost of service revenues in absolute dollars was due primarily to increased personnel costs which include training and consulting.

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

        Unearned compensation. We recorded stock compensation charges of $420,000 and $2.5 million for the years ended September 30, 1998 and 1999, respectively.

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

QUARTERLY RESULTS OF OPERATIONS

        The following tables present our unaudited quarterly results of operations for the eight quarters ended September 30, 2000 in dollars and as a percentage of net revenues. You should read the following tables in conjunction with our financial statements and related notes included elsewhere in this report. We have prepared this unaudited information on the same basis as the audited financial statements. These tables include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of our operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

                                                                            THREE MONTHS ENDED
                                          ----------------------------------------------------------------------------------------
                                           SEPT. 30,  JUNE 30,   MARCH 31,  DEC. 31,  SEPT. 30,   JUNE 30,   MARCH 31,    DEC. 31,
                                             2000       2000       2000       1999      1999       1999         1999       1998
                                          ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------
Net Revenues:
   Products ..........................    $  29,259  $  23,834  $  18,532  $  16,282  $  11,548  $   6,444   $   3,146   $   2,282
   Services ..........................        7,388      5,387      5,072      2,891      2,215      1,161         616         413
                                          ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------
      Total net revenues .............       36,647     29,221     23,604     19,173     13,763      7,605       3,762       2,695
                                          ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------
Cost of net revenues:
   Products ..........................        8,951      6,032      5,053      4,624      2,497      1,636         825         624
   Services ..........................        2,822      2,238      1,792      1,059        642        396         384         196
                                          ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------
      Total cost of net revenues .....       11,773      8,270      6,845      5,683      3,139      2,032       1,209         820
                                          ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------
      Gross profit ...................       24,874     20,951     16,759     13,490     10,624      5,573       2,553       1,875
                                          ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------
Operating expenses:
   Sales and marketing ...............       12,121     10,575      8,452      5,742      4,392      4,010       2,887       2,216
   Research and development ..........        6,070      3,422      2,761      2,225      1,831      1,466       1,324       1,021
   General and administrative ........        4,279      2,222      1,748      1,478      1,724        954         666         525
   Amortization of unearned
       compensation ..................          680        434        470        543        690        759         670         368
                                          ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------
      Total operating expenses .......       23,150     16,653     13,431      9,988      8,637      7,189       5,547       4,130
                                          ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------
Income (loss) from operations ........        1,724      4,298      3,328      3,502      1,987     (1,616)     (2,994)     (2,255)
Other income (expense), net ..........          489        855        818        741        348         97          31          58
                                          ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------
Income (loss) before income taxes ....        2,213      5,153      4,146      4,243      2,335     (1,519)     (2,963)     (2,197)
                                          ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------
Provision for income taxes ...........          797      1,308         --         --         --         --          --          --
                                          ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------
     Net income (loss) ...............    $   1,416  $   3,845  $   4,146  $   4,243  $   2,335  $  (1,519)  $  (2,963)  $  (2,197)
                                          =========  =========  =========  =========  =========  =========   =========   =========
Net Revenues:
   Products ..........................         79.8%      81.6%      78.5%      84.9%      83.9%      84.7%       83.6%       84.7%
   Services ..........................         20.2       18.4       21.5       15.1       16.1       15.3        16.4        15.3
                                          ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------
      Total net revenues .............        100.0      100.0      100.0      100.0      100.0      100.0       100.0       100.0
                                          ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------
Cost of net revenues:
   Products ..........................         24.4       20.6       21.4       24.1       18.1       21.5        21.9        23.1
   Services ..........................          7.7        7.7        7.6        5.5        4.7        5.2        10.2         7.3
                                          ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------
      Total cost of net revenues .....         32.1       28.3       29.0       29.6       22.8       26.7        32.1        30.4
                                          ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------
      Gross margin ...................         67.9       71.7       71.0       70.4       77.2       73.3        67.9        69.6
                                          ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------
Operating expenses:
   Sales and marketing ...............         33.1       36.2       35.8       29.9       32.0       52.7        76.7        82.2
   Research and development ..........         16.6       11.7       11.7       11.6       13.3       19.3        35.2        37.8
   General and administrative ........         11.7        7.6        7.4        7.7       12.5       12.5        17.8        19.5
   Amortization of unearned
       compensation ..................          1.9        1.5        2.0        2.8        5.0       10.0        17.8        13.7
                                          ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------
      Total operating expenses .......         63.2       57.0       56.9       52.1       62.8       94.5       147.5       153.2
                                          ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------

Income (loss) from operations ........          4.7       14.7       14.1       18.3       14.4      (21.2)      (79.6)      (83.6)
Other income (expense), net ..........          1.3        2.9        3.5        3.9        2.6        1.3         0.8         2.1
                                          ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------
Income (loss) before income taxes ....          6.0       17.6       17.6       22.1       17.0      (19.9)      (78.8)      (81.5)
                                          ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------
Provision for income taxes ...........          2.2        4.5         --         --         --         --          --          --
                                          ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------
     Net income (loss) ...............          3.9%      13.2%      17.6%      22.1%      17.0%     (19.9)%     (78.8)%     (81.5)%
                                          =========  =========  =========  =========  =========  =========   =========   =========

        Our quarterly operating results have fluctuated significantly and we expect that future operating results will be subject to similar fluctuations for a variety of factors, many of which are substantially outside our control. See "Risk Factors-Our quarterly operating results are volatile and may cause our stock price to fluctuate."

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

        Cash used in our operating activities was $2.0 million for the year ended September 30, 1999. Cash provided by our operating activities was $9.8 million for the year ended September 30, 2000. Net cash for fiscal year 2000 outflows resulted from increases in accounts receivable due to increased sales and other current assets and were partially offset by increases in accounts payable, accrued liabilities and deferred revenues. Net cash inflows for fiscal year 2000 was the result of the Company becoming profitable in the second quarter of 2000. We anticipate that in the future we may offer financing to certain resellers. To the extent such financing is offered, cash used in operating activities will increase to fund the increase in outstanding accounts receivable.

        Cash used in investing activities was $5.6 million for the year ended September 30, 1999 and $16.5 million for the year ended September 30, 2000, which includes $13.3 million used to purchase property and equipment and $3.2 million used to invest in restricted cash. The components of restricted cash consist of an irrevocable standby letters of credit, totaling $6.0 million to fund our commitment to lease office space.

        As of September 30, 1999, our principal commitments consisted of obligations outstanding under operating leases. In April 2000, we entered into a lease agreement on two buildings for a new corporate headquarters. The lease commenced in July 2000 on the first building; and the lease on the second building commenced in October 2000. The lease for both buildings expires in 2012 with an option for renewal. The company established a restricted escrow account in connection with this lease agreement. Under the term of the lease, a $6 million irrevocable standby letter of credit is required through November 2012, unless the lease is terminated before then. This amount has been included on the Company's balance sheet as of September 30, 2000 as a component of restricted cash. Although we have no other material commitments, we anticipate a substantial increase in our capital expenditures and lease commitments consistent with our anticipated growth in our operations, infrastructure and personnel. In the future we may also require a larger inventory of products in order to provide better availability to customers and achieve purchasing efficiencies. Any such increase can be expected to reduce cash, cash equivalents and short-term investments. We expect that our existing cash balances and cash from operations will be sufficient to meet our anticipated working capital and capital expenditures for the foreseeable future.

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

OUR QUARTERLY OPERATING RESULTS ARE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

        Our quarterly operating results have varied significantly in the past and will vary significantly in the future, which makes it difficult for us to predict our future operating results. In particular, we anticipate that the size of customer orders may increase as we continue to focus on larger business accounts. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. In the past, a significant portion of our sales have been realized near the end of a quarter. Accordingly, a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter. Furthermore, we base our decisions regarding our operating expenses on anticipated revenue trends and our expense levels are relatively fixed. Consequently, if revenue levels fall below our expectations, our net income
(loss) will decrease (increase) because only a small portion of our expenses vary with our revenues. See Item 7 of Part II -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance. Our operating results may be below the expectations of securities analysts and investors in some future quarter or quarters. Our failure to meet these expectations will likely seriously harm the market price of our common stock.

OUR SUCCESS DEPENDS ON SALES OF OUR BIG-IP(R).

        We currently derive approximately 62% of our net revenues from sales of our BIG-IP product line. In addition, we expect to derive a significant portion of our net revenues from sales of BIG-IP in the future. Implementation of our strategy depends upon BIG-IP being able to solve critical network availability and performance problems of our customers. If BIG-IP is unable to solve these problems for our customers, our business and results of operations will be seriously harmed.

OUR SUCCESS DEPENDS ON OUR TIMELY DEVELOPMENT OF NEW PRODUCTS AND FEATURES.

        We expect the Internet traffic and content management market to be characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We are currently developing new features for our existing products. We expect to continue to develop new products and new product features in the future. If we fail to develop and deploy new products and new product features on a timely basis, our business and results of operations may be seriously harmed. See Item 1 of Part I -- "Business -- Product Development."

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN THE EMERGING INTERNET TRAFFIC AND CONTENT MANAGEMENT MARKET.

        Our markets are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors in the Internet traffic and content management market include Cisco Systems, Nortel Networks, RadWare and Resonate. We expect to continue to face additional competition as new participants enter the Internet traffic and content management market. In addition, larger companies with significant resources, brand recognition and sales channels may form alliances with or acquire competing Internet traffic and content management solutions and emerge as significant competitors. Potential competitors may bundle their products or incorporate an Internet traffic and content management component into existing products in a manner that discourages users from purchasing our products. Potential customers may also choose to purchase additional or larger servers instead of our products. See Item 1 of Part I -- "Business -- Competition."

OUR EXPANSION INTO INTERNATIONAL MARKETS MAY NOT SUCCEED.

        We intend to continue expanding into international markets. We have limited experience in marketing, selling and supporting our products internationally. International sales represented 19% of our net revenues for the year ended September 30, 2000, 7.7% of our net revenues for the year ended September 30, 1999, and 3.5% for the year ended September 30, 1998. We have engaged sales personnel in Australia, Europe, Asia Pacific and Latin America. Our continued growth will require further expansion of our international operations in selected countries in the European and Asia Pacific markets. If we are unable to expand our international operations successfully and in a timely manner, our business and results of operations may be seriously harmed. Such expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally.

WE MAY NOT BE ABLE TO SUSTAIN OR DEVELOP NEW DISTRIBUTION RELATIONSHIPS.

        Our sales strategy requires that we establish multiple distribution channels in the United States and internationally through leading industry resellers, original equipment manufacturers, systems integrators, Internet service providers and other channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. One of our resellers, Exodus Communications, accounted for 14% of our net revenues for the year ended September 30, 2000, and 8% of our accounts receivable balance at September 30, 2000. Our inability to effectively establish our indirect sales channels will seriously harm our business and results of operations.

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

        We currently have a professional services and customer support organization and will need to increase our staff to support new customers and the expanding needs of existing customers. The installation of Internet traffic and content management solutions, the integration of these solutions into existing networks and the ongoing support can be complex. Accordingly, we need highly-trained professional services and customer support personnel. Hiring professional services and customer support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of our products. Our inability to attract, train or retain the number of highly qualified professional services and customer support personnel that our business needs may seriously harm our business and results of operations.

WE DEPEND ON OUR KEY PERSONNEL AND THE LOSS OF ANY KEY PERSONNEL MAY HARM OUR BUSINESS AND RESULTS OF OPERATIONS.

        Our success depends to a significant degree upon the continued contributions of our key management, product development, sales and marketing and finance personnel, many of whom will be difficult to replace. The loss of services of any of our key personnel may seriously harm our business and results of operations. We do not have employment contracts with any of our key personnel.

IT IS DIFFICULT TO PREDICT OUR FUTURE OPERATING RESULTS BECAUSE WE HAVE AN UNPREDICTABLE SALES CYCLE.

        We are unable to predict our sales cycle because we have limited experience selling our products. Historically, our sales cycle has ranged from approximately two to three months. Sales of BIG-IP, 3-DNS, GLOBAL-SITE, SEE-IT, and EDGE-FX require us to educate potential customers on their use and benefits. The sale of our products is subject to delays from the lengthy internal budgeting, approval and competitive evaluation processes that large corporations and governmental entities may require. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to testing our products before they decide whether or not to purchase. Customers may also defer orders as a result of anticipated releases of new products or enhancements by us or our competitors. As a result, our products have an unpredictable sales cycle that contributes to the uncertainty of our future operating results.

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

OUR BUSINESS MAY BE HARMED IF OUR CONTRACT MANUFACTURERS ARE NOT ABLE TO PROVIDE US WITH ADEQUATE SUPPLIES OF OUR PRODUCTS.

        We rely on third party contract manufacturers to assemble our products. We outsource the manufacturing of our pre-configured, industry-standard hardware platforms to three contract manufacturers who assemble these hardware platforms to our specifications. We have experienced minor delays in shipments from these contract manufacturers in the past which have not had a material impact on our results of operations. We may experience delays in the future or other problems, such as inferior quality and insufficient quantity of product, any of which may seriously harm our business and results of operations. The inability of our contract manufacturers to provide us with adequate supplies of our products or the loss of our contract manufacturers may cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and may seriously harm our business and results of operations.

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

OUR BUSINESS COULD SUFFER IF THERE ARE ANY INTERRUPTIONS OR DELAYS IN THE SUPPLY OF HARDWARE COMPONENTS FROM OUR THIRD-PARTY SOURCES.

        We currently purchase several hardware components used in the assembly of our products from limited sources. Lead times for these components vary significantly. Any interruption or delay in the supply of any of these hardware components, or the inability to procure a similar component from alternate sources at acceptable prices within a reasonable time, will seriously harm our business and results of operations. See Item 1 of Part I -- "Business--Manufacturing."

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

WE MAY NOT ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY AND OUR PRODUCTS MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES.

        We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure of confidential and proprietary information to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. In addition, we have not entered into non-competition agreements with several of our former employees.

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

                                                                                 MATURING IN
                                                -----------------------------------------------------------------------------
SEPTEMBER 30, 2000:                             THREE MONTHS    THREE MONTHS     GREATER THAN
                                                  OR LESS        TO ONE YEAR        ONE YEAR          TOTAL        FAIR VALUE
                                                ------------    ------------     ------------       ---------      ----------
                                                                                (IN THOUSANDS)
Included in cash and cash equivalents ....       $  13,717        $       0        $       0        $  13,717       $  13,717
  Weighted average interest rate .........             6.4%              --               --
Included in short-term investments .......       $   6,126        $  26,523        $   2,014        $  34,663       $  34,603
  Weighted average interest rates ........             6.6%             6.7%            7.0%


                                                                                 MATURING IN
                                                -----------------------------------------------------------------------------
SEPTEMBER 30, 2000:                             THREE MONTHS    THREE MONTHS     GREATER THAN
                                                  OR LESS        TO ONE YEAR        ONE YEAR          TOTAL        FAIR VALUE
                                                ------------    ------------     ------------       ---------      ----------
                                                                                (IN THOUSANDS)
Included in cash and cash equivalents ..         $  14,367        $       0        $        0        $ 14,367       $  14,367
  Weighted average interest rate .......               5.1%              --                --
Included in short-term investments .....         $   5,315        $   3,813        $        0        $  9,128       $   9,047
  Weighted average interest rates ......               5.5%             5.7%               --


        Foreign Currency Risk. Currently the majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 2000 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging to date, however we may do so in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     INDEX TO FINANCIAL STATEMENTS                                                                      Page
                                                                                                        ----
     Report of Independent Accountants.............................................................      30
     Consolidated Balance Sheets...................................................................      31
     Consolidated Statements of Operations.........................................................      32
     Consolidated Statements of Shareholders' Equity...............................................      33
     Consolidated Statements of Cash Flows.........................................................      34
     Notes to Consolidated Financial Statements....................................................      35

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of F5 Networks, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Items 14(a)(1) present fairly, in all material respects, the financial position of F5 Networks, Inc. and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                      PRICEWATERHOUSECOOPERS LLP

Seattle, Washington
October 27, 2000

                                F5 NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     SEPTEMBER 30,    SEPTEMBER 30,
                                                                                         2000             1999
                                                                                     -------------    -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ...................................................       $  53,017        $ 24,797
   Accounts receivable, net of allowances of $1,666 and $826 ...................          38,237          10,353
   Inventories .................................................................           5,231             618
   Other current assets ........................................................           2,290             981
   Deferred income taxes .......................................................           1,858              --
                                                                                       ---------        --------
       Total current assets ....................................................         100,633          36,749
                                                                                       ---------        --------

Restricted cash ................................................................           6,182           3,013
Property and equipment, net ....................................................          13,524           2,834
Other assets, net ..............................................................             541             250
Deferred income taxes ..........................................................           1,540              --
                                                                                       ---------        --------
       Total assets ............................................................       $ 122,420        $ 42,846
                                                                                       =========        ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................................       $  10,561        $  2,700
  Accrued liabilities ..........................................................           7,975           3,808
  Deferred revenue .............................................................          16,199           4,365
                                                                                       ---------        --------
       Total current liabilities ...............................................          34,735          10,873
                                                                                       ---------        --------
Commitments: (See note 8)

Shareholders' equity:
  Common stock, no par value; 100,000 shares authorized, 21,613 and 18,161
     shares issued and outstanding .............................................          87,419          45,760
Note receivable from shareholder ...............................................            (469)           (750)
Accumulated other comprehensive loss ...........................................             (52)             (3)
Unearned compensation ..........................................................          (3,061)         (3,232)
Retained earnings (deficit) ....................................................           3,848          (9,802)
                                                                                       ---------        --------
  Total shareholders' equity ...................................................          87,685          31,973
                                                                                       ---------        --------
  Total liabilities and shareholders' equity ...................................       $ 122,420        $ 42,846
                                                                                       =========        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                F5 NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              YEAR ENDED SEPTEMBER 30,
                                                       --------------------------------------
                                                         2000           1999           1998
                                                       --------       --------        -------
Net revenues:
     Products ..................................       $ 87,980       $ 23,420        $ 4,119
     Services ..................................         20,665          4,405            770
                                                       --------       --------        -------
         Total net revenues ....................        108,645         27,825          4,889
                                                       --------       --------        -------
Cost of net revenues:
     Products ..................................         24,660          5,582          1,091
     Services ..................................          7,911          1,618            314
                                                       --------       --------        -------
         Total cost of net revenues ............         32,571          7,200          1,405
                                                       --------       --------        -------
Gross profit ...................................         76,074         20,625          3,484
                                                       --------       --------        -------
Operating expenses:
     Sales and marketing .......................         36,890         13,505          3,881
     Research and development ..................         14,478          5,642          1,810
     General and administrative ................          9,727          3,869          1,041
     Amortization of unearned compensation .....          2,127          2,487            420
                                                       --------       --------        -------
         Total operating expenses ..............         63,222         25,503          7,152
                                                       --------       --------        -------
Income (loss) from operations ..................         12,852         (4,878)        (3,668)
Other income (expense), net ....................          2,903            534             (4)
                                                       --------       --------        -------
Income (loss) before income taxes ..............         15,755         (4,344)        (3,672)
Provision for income taxes .....................          2,105             --             --
                                                       --------       --------        -------
        Net income (loss) ......................       $ 13,650       $ (4,344)       $(3,672)
                                                       ========       ========        =======

Net income (loss) per share -- basic ...........       $   0.65       $  (0.42)       $ (0.60)
                                                       ========       ========        =======
Weighted average shares -- basic ...............         21,137         10,238          6,086
                                                       ========       ========        =======

Net income (loss) per share -- diluted .........       $   0.59       $  (0.42)       $ (0.60)
                                                       ========       ========        =======
Weighted average shares -- diluted .............         23,066         10,238          6,086
                                                       ========       ========        =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                F5 NETWORKS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                         CONVERTIBLE PREFERRED STOCK AMOUNT
                                                                                    --------------------------------------------
                                                                                     SHARES     SERIES A    SERIES B    SERIES C
                                                                                    --------    --------    --------    --------
BALANCE, SEPTEMBER 30, 1997 ....................................................         556    $  1,123    $    208
Sales of Series B Convertible Preferred Stock (net of issuance costs of $30) ...       1,094                   1,740
Sales of Series C Convertible Preferred Stock (net of issuance costs of $7)  ...         156                            $  1,493
Value ascribed to warrants issued in conjunction with sales of Convertible
   Preferred Stock .............................................................                                (292)        (75)
Exercise of stock options by employees .........................................
Exercise of stock warrants .....................................................
Repurchase of common stock under shareholder agreement .........................
Issuance of common stock under shareholder agreement ...........................
Conversion of note payable to common stock .....................................
Unearned compensation ..........................................................
Amortization of unearned compensation ..........................................
Net loss .......................................................................
                                                                                    --------    --------    --------    --------
BALANCE, SEPTEMBER 30, 1998 ....................................................       1,806       1,123       1,656       1,418
Exercise of stock options by employees .........................................
Exercise of stock warrants .....................................................
Note receivable from shareholder for exercise of stock options .................
Unearned compensation ..........................................................
Amortization of unearned compensation ..........................................
Conversion of convertible preferred stock to common stock in connection
    with the initial public offering ...........................................      (1,806)     (1,123)     (1,656)     (1,418)
Issuance of common stock in an initial public offering (net of issuance costs of $3,051) .................................................................
Net loss .......................................................................
Other comprehensive loss, net of tax:
   Foreign currency translation adjustment .....................................
   Unrealized loss on securities ...............................................
Comprehensive Loss .............................................................
                                                                                    --------    --------    --------    --------
BALANCE, SEPTEMBER 30, 1999 ....................................................
Exercise of stock options by employees .........................................
Exercise of stock warrants .....................................................
Issuance of stock under employee stock purchase plan ...........................
Payment on note receivable from shareholder ....................................
Tax benefit from employee stock transactions ...................................
Issuance of common stock in a secondary public offering ........................
(net of issuance costs of $2,025)
Unearned compensation ..........................................................
Amortization of unearned compensation ..........................................
Net income .....................................................................
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustment .....................................
   Unrealized gain  on securities ..............................................
Comprehensive income ...........................................................
                                                                                    --------    --------    --------    --------
BALANCE, SEPTEMBER 30, 2000 ....................................................
                                                                                    ========    ========    ========    ========

                                                                                                              SUBSCRIPTIONS
                                                                                        COMMON STOCK        /NOTES RECEIVABLE
                                                                                    --------------------           FROM
                                                                                     SHARES      AMOUNT        SHAREHOLDERS
                                                                                    --------    --------    -----------------
BALANCE, SEPTEMBER 30, 1997 ....................................................       6,000    $    393
Sales of Series B Convertible Preferred Stock (net of issuance costs of $30) ...
Sales of Series C Convertible Preferred Stock (net of issuance costs of $7)  ...
Value ascribed to warrants issued in conjunction with sales of Convertible
   Preferred Stock .............................................................                     367
Exercise of stock options by employees .........................................         216          29
Exercise of stock warrants .....................................................           5           5
Repurchase of common stock under shareholder agreement .........................      (2,600)        (245)
Issuance of common stock under shareholder agreement ...........................       1,800         172
Conversion of note payable to common stock .....................................         600         209
Unearned compensation ..........................................................                   1,945
Amortization of unearned compensation ..........................................
Net loss .......................................................................
                                                                                    --------    --------         --------
BALANCE, SEPTEMBER 30, 1998 ....................................................       6,021       2,875
Exercise of stock options by employees .........................................         588         256
Exercise of stock warrants .....................................................         428         420
Note receivable from shareholder for exercise of stock options .................         150         750         $   (750)
Unearned compensation ..........................................................                   4,025
Amortization of unearned compensation ..........................................
Conversion of convertible preferred stock to common stock in connection
    with the initial public offering ...........................................       8,114      11,885
Issuance of common stock in an initial public offering (net of issuance costs
    of $3,051) .................................................................       2,860      25,549
Net loss .......................................................................
Other comprehensive loss, net of tax:
   Foreign currency translation adjustment .....................................
   Unrealized loss on securities ...............................................
Comprehensive Loss .............................................................
                                                                                    --------    --------         --------
BALANCE, SEPTEMBER 30, 1999 ....................................................      18,161      45,760             (750)
Exercise of stock options by employees .........................................         669         716
Exercise of stock warrants .....................................................       2,199       1,414
Issuance of stock under employee stock purchase plan ...........................          84       1,198
Payment on note receivable from shareholder ....................................                                      281
Tax benefit from employee stock transactions ...................................                   4,900
Issuance of common stock in a secondary public offering ........................         500      31,475
(net of issuance costs of $2,025) ..............................................
Unearned compensation ..........................................................                   1,956
Amortization of unearned compensation ..........................................
Net income .....................................................................
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustment .....................................
   Unrealized gain  on securities ..............................................
Comprehensive income ...........................................................
                                                                                    --------    --------         --------
BALANCE, SEPTEMBER 30, 2000 ....................................................      21,613    $ 87,419         $   (469)
                                                                                    ========    ========         ========


                                                                                             ACCUMULATED OTHER
                                                                                  UNEARNED     COMPREHENSIVE   ACCUMULATED
                                                                                COMPENSATION   INCOME/ (LOSS)    DEFICIT    TOTAL
                                                                                ------------ ----------------- ----------- --------
BALANCE, SEPTEMBER 30, 1997 ..................................................    $   (169)                     $ (1,786)  $   (231)
Sales of Series B Convertible Preferred Stock (net of issuance costs of $30) .                                                1,740
Sales of Series C Convertible Preferred Stock (net of issuance costs of $7)  .                                                1,493
Value ascribed to warrants issued in conjunction with sales of Convertible
   Preferred Stock ...........................................................
Exercise of stock options by employees .......................................                                                   29
Exercise of stock warrants ...................................................                                                    5
Repurchase of common stock under shareholder agreement .......................                                                 (245)
Issuance of common stock under shareholder agreement .........................                                                  172
Conversion of note payable to common stock ...................................                                                  209
Unearned compensation ........................................................      (1,945)
Amortization of unearned compensation ........................................         420                                      420
Net loss .....................................................................                                    (3,672)    (3,672)
                                                                                  --------       --------       --------   --------
BALANCE, SEPTEMBER 30, 1998 ..................................................      (1,694)                       (5,458)       (80)
Exercise of stock options by employees .......................................                                                  256
Exercise of stock warrants ...................................................                                                  420
Note receivable from shareholder for exercise of stock options ...............
Unearned compensation ........................................................      (4,025)
Amortization of unearned compensation ........................................       2,487                                    2,487
Conversion of convertible preferred stock to common stock in connection
     with the initial public offering .........................................                                               7,688
Issuance of common stock in an initial public offering (net of issuance costs
    of $3,051) ...............................................................                                               25,549
Net loss .....................................................................                                    (4,344)
Other comprehensive loss, net of tax:
   Foreign currency translation adjustment ...................................                   $     (1)
   Unrealized loss on securities .............................................                         (2)
Comprehensive Loss ...........................................................                                               (4,347)
                                                                                  --------       --------       --------   --------
BALANCE, SEPTEMBER 30, 1999 ..................................................      (3,232)            (3)        (9,802)    31,973
Exercise of stock options by employees .......................................                                                  716
Exercise of stock warrants ...................................................                                                1,414
Issuance of stock under employee stock purchase plan .........................                                                1,198
Payment on note receivable from shareholder ..................................                                                  281
Tax benefit from employee stock transactions .................................                                                4,900
Issuance of common stock in a secondary public offering ......................                                               31,475
(net of issuance costs of $2,025) ............................................
Unearned compensation ........................................................      (1,956)
Amortization of unearned compensation ........................................       2,127                                    2,127
Net income ...................................................................                                    13,650
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustment ...................................                       (274)
   Unrealized gain on securities .............................................                        225
Comprehensive income .........................................................                                               13,601
                                                                                  --------       --------       --------   --------
BALANCE, SEPTEMBER 30, 2000 ..................................................    $ (3,061)      $    (52)      $  3,848   $ 87,685
                                                                                  ========       ========       ========   ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                F5 NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         YEAR ENDED SEPTEMBER 30,
                                                                    ----------------------------------
                                                                      2000         1999         1998
                                                                    --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..............................................    $ 13,650     $ (4,344)    $ (3,672)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
Provisions for asset write downs ...............................       1,377           --           --
Unrealized gain on investments .................................         225           --           --
Amortization of unearned compensation ..........................       2,127        2,487          420
Provision for doubtful accounts and sales returns ..............       2,876        1,183          605
Depreciation and amortization ..................................       2,335          573          323
Non cash interest expense ......................................          --           --           12
Deferred income taxes ..........................................      (3,398)          --           --
Tax benefit from exercise of stock options .....................       4,900           --           --
Changes in operating assets and liabilities:
    Accounts receivable ........................................     (30,715)      (9,508)      (2,308)
    Inventories ................................................      (5,639)        (519)         (22)
    Other current assets .......................................        (315)        (731)        (186)
    Other assets ...............................................      (1,306)        (181)        (136)
    Accounts payable and accrued liabilities ...................      11,940        5,473          806
    Deferred revenue ...........................................      11,769        3,578          604
                                                                    --------     --------     --------
      Net cash provided by (used in) operating activities ......       9,826       (1,989)      (3,554)
                                                                    --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in restricted cash ..............................      (3,169)      (3,013)          --
    Issuance of notes to officer ...............................          --           --          (10)
    Purchases of property and equipment ........................     (13,334)      (2,631)        (731)
                                                                    --------     --------     --------
      Net cash used in investing activities ....................     (16,503)      (5,644)        (741)
                                                                    --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock in an initial
    public offering ............................................          --       25,549           --
    Proceeds from secondary public offering, net of
    issuance costs .............................................      31,475           --           --
    Proceeds from issuance of convertible preferred stock ......          --           --       10,416
    Proceeds from the exercise of stock options and warrants ...       3,328          676           34
    Proceeds from payments on shareholder loan .................         281           --           --
    Repurchase of common stock under shareholder agreement .....          --           --         (245)
    Proceeds from issuance of common stock under
    shareholder agreement ......................................          --           --          172
    Proceeds from line of credit ...............................          --           --          825
    Repayments of line of credit ...............................          --           --         (825)
    Principal payments on capital lease obligations ............          --           --          (19)
                                                                    --------     --------     --------
      Net cash provided by financing activities ................      35,084       26,225       10,358
                                                                    --------     --------     --------
      Net increase in cash and cash equivalents ................      28,407       18,592        6,063
      Effect of exchange rate changes on cash and cash
      equivalents ..............................................        (187)          (1)          --
Cash and cash equivalents, at beginning of year ................      24,797        6,206          143
                                                                    --------     --------     --------
Cash and cash equivalents, at end of year ......................    $ 53,017     $ 24,797     $  6,206
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

        The financial statements consolidate the accounts of F5 Networks, Inc. and its wholly owned subsidiaries F5 Networks, Ltd., F5 Networks, Singapore Pte. Ltd. and F5 Networks, Japan K.K. The companies are collectively hereinafter referred to as the "Company". All intercompany transactions have been eliminated.

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

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        Cash equivalents are highly liquid investments, consisting of investments in money market funds and short-term investments which are readily convertible to cash without penalty and subject to insignificant risk of changes in value. The Company's cash and cash equivalents balance consists of the following:

                                             SEPTEMBER 30,
                                         --------------------
                                          2000          1999
                                         -------      -------
                                            (IN THOUSANDS)
    Cash ..........................      $18,354      $15,671
    Short-term investments ........       34,663        9,126
                                         -------      -------
                                         $53,017      $24,797
                                         =======      =======

                                F5 NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CONCENTRATION OF CREDIT RISK

        The Company places its temporary cash investments with 4 major financial institutions.

        The Company's customers are from diverse industries and geographic locations. Net revenues from international customers are denominated in U.S. Dollars and were approximately $20,598,000, $2,153,000 and $172,000 for the years ended September 30, 2000, 1999 and 1998, respectively. One customer accounted for 14% and 22% of net revenues for the years ended September 30, 2000 and 1999, respectively. For the year ended September 30, 1998 no single customer accounted for more than 10% of the Company's net revenues. One customer represented 8% and 16% of accounts receivable for the years ended September 30, 2000 and 1999 respectively. The Company does not require collateral to support credit sales. Allowances are maintained for potential credit losses and sales returns.

INVENTORIES

        Inventories consist of hardware, software and related component parts and are recorded at the lower of cost or market (as determined by the first-in, first-out method).

RESTRICTED CASH

        Restricted cash represents a restricted escrow account established in connection with a lease agreement for the company's corporate headquarters. Under the term of the lease, a $6 million standby letter of credit is required through November 2012, unless the lease is terminated before then.

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

VALUATION OF LONG-LIVED ASSETS

        The Company periodically evaluates the carrying value of long-lived assets to be held and used, including, but not limited to, property and equipment, other assets deferred income taxes, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow

                                F5 NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

from the asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

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

        The following is a breakdown of revenues by shipment destination for the years ended 2000, 1999 and 1998:

                                   SEPTEMBER 30,
                       -------------------------------------
                         2000          1999          1998
                       --------      --------      --------
                                  (IN THOUSANDS)
    United States....  $ 88,047      $ 25,672      $  4,717
    Europe ..........     7,029         1,655           153
    Asia Pacific.....    13,569           498            19
                       --------      --------      --------
                       $108,645      $ 27,825      $  4,889
                       ========      ========      ========

WARRANTY EXPENSE

        The Company offers product warranties of generally 90 days. Estimated future warranty obligations related to products are provided by charges to operations in the period in which the related revenue is recognized. These estimates are based on historical warranty experience and other relevant information of which the Company is aware. During the years ended September 30, 2000, 1999 and 1998 warranty expense was $2,319,000, $309,000 and $83,000 respectively.

ADVERTISING

        Advertising costs are expensed as incurred. Advertising expense was approximately $1,614,000, $992,000 and $256,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

                                F5 NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

FOREIGN CURRENCY TRANSLATION

        The financial statements of F5 Networks, Ltd., F5 Networks, Singapore Pte. Ltd. and F5 Networks, Japan K.K. have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation." Under the provisions of this Statement, all assets and liabilities in the balance sheet of the subsidiaries are translated at year-end exchange rates, and translation gains and losses are reported as a component of comprehensive income (loss) and are accumulated in a separate component of shareholders' equity. During 2000 and 1999 the Company charged to operations $(84,000) and $2,000, respectively, resulting from such transactions.

COMPREHENSIVE INCOME (LOSS)

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in June 1997. This statement establishes standards for reporting and displaying comprehensive income in the financial statements and was adopted by the Company during the quarter ended September 30, 1999. In addition to net income (loss), comprehensive income (loss) includes charges or credits to equity that are not the result of transactions with shareholders. The Company has included components of comprehensive income within the Consolidated Statements of Shareholders' Equity.

STOCK-BASED COMPENSATION

        The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and FASB interpretation No. 44 ("FIN No. 44") accounting for certain transactions involving stock compensation, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the deemed fair value of the Company's stock and the exercise price of the option. The unearned compensation is being amortized in accordance with Financial Accounting Standards Board Interpretation No. 28 on an accelerated basis over the vesting period of the individual options. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, recorded amounts approximate market value, due to the short maturities of these instruments.

NET INCOME (LOSS) PER SHARE

        In accordance with SFAS No. 128, basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, except that pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, if applicable, common shares issued presented for nominal consideration in each of the periods have been included in the calculation as if they were outstanding for all periods presented.

                                F5 NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

        Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. For periods in which the Company incurred a net loss, dilutive common stock equivalent shares are excluded from the calculation as their impact would have been antidilutive.

        The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended September 30, 2000, 1999 and 1998.


                                                                                YEAR ENDED SEPTEMBER 30,
                                                                        ----------------------------------------
                                                                          2000            1999            1998
                                                                        ---------      ---------       ---------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
     NUMERATOR:
        Net income (loss) ........................................      $  13,650      $  (4,344)      $  (3,672)
                                                                        =========      =========       =========

     DENOMINATOR:
        Weighted average shares outstanding -- basic .............         21,137         10,238           6,086
        Dilutive effect of common shares from stock options ......          1,918             --              --
        Dilutive effect of common shares from warrants ...........             11             --              --
                                                                        ---------      ---------       ---------
        Weighted average shares outstanding -- diluted ...........         23,066         10,238           6,086
                                                                        =========      =========       =========

     Basic net income (loss) per share ...........................      $    0.65      $   (0.42)      $   (0.60)
                                                                        =========      =========       =========

     Diluted net income (loss) per share .........................      $    0.59      $   (0.42)      $   (0.60)
                                                                        =========      =========       =========

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

                                F5 NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INVENTORIES:

        Inventories are comprised of the following:

                                     SEPTEMBER 30,
                                  ------------------
                                   2000        1999
                                  ------      ------
                                     (IN THOUSANDS)
    Finished goods                $2,045      $  420
    Raw materials                  3,186         198
                                  ------      ------
                                  $5,231      $  618
                                  ======      ======

4. PROPERTY AND EQUIPMENT:

        At September 30, 2000 and 1999, property and equipment consist of the following:


                                                                  SEPTEMBER 30,
                                                             -----------------------
                                                               2000           1999
                                                             --------       --------
                                                                  (IN THOUSANDS)
      Computer equipment                                     $  7,167       $  2,316
      Office furniture and equipment                            3,783            888
      Leasehold improvements                                    5,673            419
                                                             --------       --------
                                                               16,623          3,623
      Accumulated depreciation and amortization                (3,099)          (789)
                                                             --------       --------
      Property and equipment, net                            $ 13,524       $  2,834
                                                             ========       ========

        Depreciation expense was approximately $2,300,000, $479,000 and $244,000 for the years ended September 30, 2000, 1999 and 1998 respectively.

5. ACCRUED LIABILITIES:

        At September 30, 2000 and 1999, accrued liabilities consist of the following:

                                                 SEPTEMBER 30,
                                              ------------------
                                               2000        1999
                                              ------      ------
                                                (IN THOUSANDS)
     Accrued payroll and benefits             $3,874      $1,946
     Accrued sales and use taxes                 791         566
     Warranty accrual                            401         224
     Offering costs                               --         365
     Income taxes payable                        589          --
     Deferred rent                               238          --
     Accrued sales and marketing                 528          --
     Recruitment costs                           350          --
     Other                                     1,204         707
                                              ------      ------
                                              $7,975      $3,808
                                              ======      ======

                                F5 NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. INCOME TAXES:

        Income before income taxes consists of the following:

                                           SEPTEMBER 30,
                               --------------------------------------
                                 2000           1999           1998
                               --------       --------       --------
                                           (IN THOUSANDS)
     U.S ................      $ 17,976       $ (4,364)      $ (3,672)
     International ......        (2,221)            20             --
                               --------       --------       --------
                               $ 15,755       $ (4,344)      $ (3,672)
                               ========       ========       ========

        The provision for income taxes for the fiscal year 2000 consists of the following:

                                              SEPTEMBER 30,
                                             --------------
                                                  2000
                                             --------------
                                             (IN THOUSANDS)
      CURRENT TAX EXPENSE:
        U.S. federal .....................      $ 5,325
        State ............................          647
        Foreign ..........................         (469)
                                                -------
      Total current provision ............        5,503
      DEFERRED TAX PROVISION (BENEFIT):
        U.S. federal .....................       (3,227)
        State ............................         (171)
        Foreign ..........................           --
                                                -------
      Total deferred tax .................       (3,398)
                                                -------
      Total provision for income taxes ...      $ 2,105
                                                =======

        No provision for federal or state income taxes has been recorded for the years ended September 30, 1999 and 1998, as the Company incurred a loss.

        The effective rate differs from the U.S. federal statutory rate as follows:

                                                                     SEPTEMBER 30,
                                                          -----------------------------------
                                                           2000           1999          1998
                                                          -------       -------       -------
                                                                    (IN THOUSANDS)

        Income tax provision at statutory rate .....      $ 5,514       $(1,477)      $(1,248)
        Sales taxes, net of federal benefit ........          409            --            --
        Impact of international operations .........          308            --            --
        Federal research and development credits ...       (1,315)           --            --
        Impact of stock option compensation ........         (450)         (248)          110
        Other ......................................        1,037            81            37
        Change in valuation allowance ..............       (3,398)        1,644         1,101
                                                          -------       -------       -------
        Total ......................................      $ 2,105       $    --       $    --
                                                          =======       =======       =======

                                F5 NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets are as follows:


                                                                   SEPTEMBER 30,
                                                         -----------------------------------
                                                          2000          1999          1998
                                                         -------       -------       -------
                                                                    (IN THOUSANDS)
 DEFERRED TAX ASSETS:
  Net operating loss carryforwards ...............      $ 4,884       $ 2,665       $ 1,573
  Exercise of stock options ......................          278           105            --
  Allowance for doubtful accounts ................          617           281            80
  Accrued compensation and benefits ..............          815           213            61
  Depreciation ...................................          158            58             9
  Tax credit carryforwards .......................        1,540            --            --
                                                        -------       -------       -------
                                                          8,292         3,322         1,723
 VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS ......      (4,884)       (3,314)       (1,670)
                                                        -------       -------       -------
                                                          3,408             8            53
 DEFERRED TAX LIABILITIES:
  Deductible prepaid expenses and other ..........          (10)           (8)          (53)
                                                        -------       -------       -------
 NET DEFERRED TAX ASSETS .........................      $ 3,398       $    --       $    --
                                                        =======       =======       =======

        The Company's deferred tax assets include net operating loss carryforwards of approximately $4.9 million. Until June 30, 2000, the Company had provided a full valuation allowance against deferred tax assets. Based upon available evidence, which include a review of historical operating performance and forecasted profitability, the Company determined that certain of these deferred tax assets are more likely than not realizable and therefore has reduced the valuation allowance related to those deferred tax assets. These remaining net operating loss carryforwards of approximately $4.9 million primarily relate to the tax benefits associated with stock option plans. If these assets become recognizable, the net operating loss carryforwards related to stock option plan benefits will be offset against shareholders equity.

        During fiscal year 2000, the Company recorded tax benefits related to the exercise of employee stock options in the amount of $9.8 million. These effects have been recorded to additional paid-in capital on realized benefits, and will be recorded to additional paid-in capital when net operating losses related to stock option plans reverse.

        The net operating loss carryforwards and research and development tax credit carryforwards begin to expire fiscal year 2011. The company expects to utilize these carryforwards prior to expiration.

7. SHAREHOLDERS' EQUITY:

    a. Preferred Stock

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

                                F5 NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

    c. Initial Public Offering

        On June 4, 1999, the Company issued 2,860,000 shares of its common stock at an initial public offering price of $10.00 per share. Also sold in this offering were 590,000 shares held by selling shareholders, including 450,000 shares sold upon the exercise of the underwriters' overallotment option. The net proceeds to the Company from the offering, net of offering costs of approximately $3.1 million were approximately $25.5 million. Concurrent with the initial public offering, each outstanding share or the Company's convertible preferred stock was automatically converted into common stock.

    d. Secondary Public Offering

        In October of 1999, the Company completed and issued 500,000 shares of its common stock in a secondary public offering at a price of $67.00 per share. Also sold in this offering were 2,030,000 shares of common stock held by selling shareholders. The net proceeds to the Company, from the offering, net of offering costs of approximately $350,000 were approximately $31.5 million.

    e. Warrants

        In February 1999, the Company issued a warrant to purchase up to 12,500 shares of the Company's common stock at $8.00 per share to a certain customer in conjunction with a sale of products.

        The Company has issued warrants to purchase common stock to a certain customer. The aggregate consideration for each respective transaction was allocated to securities or debt and the warrants based on their relative fair values. All the warrants were exercisable at the time of issuance. The assumptions applied in the determination of the fair value of warrants issued were (i) use of the Black-Scholes pricing model, (ii) risk free interest rates ranging from 5.2% to 6.2%, (iii) expected volatility rates of approximately 70% (based on disclosed expected volatility rates of comparable companies) and actual volatility subsequent to the initial public offering, (iv) assumed expected lives of 4 to 10 years, and (v) no expected dividends.

                                F5 NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     At September 30, 2000, warrants outstanding were as follows:


                                                                   SHARES OF         EXERCISE         AGGREGATE
    WARRANT TO PURCHASE                                           COMMON STOCK         PRICE        EXERCISE PRICE
    -------------------                                           ------------       --------       --------------
    Common stock.........................................            12,500            8.00             100,000
                                                                     ------                            --------
                                                                     12,500                            $100,000
                                                                     ======                            ========

   f.  Equity Incentive Plans

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

         In November 1998, the Company's shareholders adopted the 1998 Equity Incentive Plan (the "1998 Plan"), which provides for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses for employees and other service providers. A total of 3,300,000 shares of common stock have been reserved for issuance under the 1998 Plan. Stock options granted under this plan typically vest over a period of four years from the grant date, and expire 10 years from the grant date. The Company has not granted any stock purchase awards or stock bonuses under the 1998 Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding options or stock awards under the 1998 Plan. If the surviving entity determines not to assume or substitute such options or awards, then with respect to persons whose service with the Company or an affiliate of the Company has not terminated before a change in control, the vesting of 50% of these options or stock awards (and the time during which these awards may be exercised) will accelerate and the options or awards terminated if not exercised before the change in control.

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

         In July 2000, the Company's Board of Directors adopted the 2000 Employee Equity Incentive Plan (the "2000 Plan"), which provides for discretionary grants of non-qualified stock options, stock purchase awards and stock bonuses for non-executive employees and other service providers. A total of 2,000,000 shares of common stock have been reserved for issuance under the 2000 Plan. Stock options granted under this plan typically vest over a period of four years from the grant date, and expire 10 years from the grant date. The Company has not granted any stock purchase awards or stock bonuses under the 2000 Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding options or stock awards under the 2000 Plan. If the surviving entity determines not to assume or substitute such options or awards, then with respect to persons whose service with the Company or an affiliate of the Company has not terminated before a change in control, the vesting of 50% of these

                                F5 NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

options or stock awards (and the time during which these awards may be exercised) will accelerate and the options or awards terminated if not exercised before the change in control.

         In July 2000, the Company's Board of Directors adopted two nonqualified stock option plans (the "McAdam Plans") in connection with hiring John McAdam, the Company's President and Chief Executive Officer. The first McAdam Plan provides for a grant of 645,000 non-qualified stock options for Mr. McAdam that vest over a period of four years from the grant date. The second McAdam Plan provides for a grant of 50,000 options for Mr. McAdam that vest over a period of two years from the grant date. All options under the McAdam Plans expire 10 years from the grant date, and upon certain changes in control of the Company, the vesting of 100% of these options (and the time during which these awards may be exercised) will accelerate and the options or awards terminated if not exercised before the change in control.

         The Company applies the provisions prescribed in APB No. 25 and related interpretations in accounting for stock options. In certain instances, the Company has issued stock options with an exercise price less than the deemed fair value of the Company's common stock at the date of grant. Accordingly, total compensation costs related to these stock options of approximately $1,956,000, $4,025,000 and $1,945,000 was deferred during fiscal years 2000,
1999 and 1998, respectively, and is being amortized over the vesting period of the options, generally four years. Amortization of stock compensation costs of approximately $2,127,000, $2,487,000 and $420,000 has been recognized as an expense for the years ended September 30, 2000, 1999 and 1998, respectively.

     A summary of stock option transactions are as follows:


                                                                                                           WEIGHTED
                                                                                 OUTSTANDING           AVERAGE EXERCISE
                                                                                   OPTIONS             PRICE PER SHARE
                                                                               -----------------       ----------------
     Balance at September 30, 1997.......................................          1,226,000              $   0.15
     Options granted.....................................................          1,543,000                  0.29
     Options exercised...................................................           (215,750)                 0.11
     Options canceled....................................................           (476,000)                 0.11
                                                                                   ---------
     Balance at September 30, 1998.......................................          2,077,250                  0.26
     Options granted.....................................................          1,343,371                  9.82
     Options exercised...................................................           (738,191)                 1.33
     Options canceled....................................................           (197,800)                 1.15
                                                                                   ---------
     Balance at September 30, 1999.......................................          2,484,630                  5.05
     Options granted.....................................................          3,979,695                 62.52
     Options exercised...................................................           (668,456)                 1.07
     Options canceled....................................................           (492,598)                69.06
                                                                                   ---------
     Balance at September 30, 2000.......................................          5,303,271                 42.69
                                                                                   =========

                                F5 NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The weighted-average fair values and weighted-average exercise prices per share at the date of grant for options granted for the years ended September 30, 2000, 1999 and 1998 were as follows:


                                                                                                      YEAR ENDED
                                                                                                     SEPTEMBER 30,
                                                                                            ---------------------------------
                                                                                              2000        1999         1998
                                                                                            --------    --------     --------
     Weighted-average fair value of options granted with exercise prices
       equal to the market value of the stock at the date of grant.........................  $48.61       $15.69       $0.08
     Weighted-average exercise price of options granted with exercise
       prices equal to the market value of the stock at the date of grant..................   63.25        30.52        0.50
     Weighted-average fair value of options granted with exercise prices
       less than the market value of the stock at the date of grant........................   42.56         4.54        1.60
     Weighted-average exercise price of options granted with exercise
       prices less than the market value of the stock at the date of grant.................    0.00         1.24        0.28


     The following table summarizes information about fixed-price options outstanding at September 30, 2000 as follows:


                                                                                                           WEIGHTED
                                                WEIGHTED AVERAGE                                           AVERAGE
                                   NUMBER          REMAINING       WEIGHTED AVERAGE        NUMBER        EXERCISABLE
          EXERCISE PRICES       OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE       EXERCISABLE        PRICE
   --------------------------  -------------  ------------------  ------------------    -------------   -------------
   $  0.00 -- $  0.75.........    1,098,697           7.48             $   0.29             358,232       $     0.40
      1.50 --   36.75.........    1,063,149           9.00                17.92             136,485             5.45
     37.00 --   46.25.........    1,088,471           9.80                42.65               3,441            42.96
     46.50 --   89.50.........    1,239,154           9.55                59.83              74,014            66.09
     89.88 --  152.63.........      813,800           9.31               106.25              27,290           109.54

1999 EMPLOYEE STOCK PURCHASE PLAN

         In May 1999, the board of directors approved the adoption of the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 1,000,000 shares of common stock has been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The Purchase Plan has been implemented in a series of offering periods, each 6 months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or on the last day of the respective purchase period.

                                F5 NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the minimum value method of that statement for all periods prior to the Company becoming a public entity and fair value method of that statement for all periods subsequent to the Company becoming a public entity. The fair value of each option is estimated at the date of grant with the following weighted-average assumptions used for the years ended September 30, 2000, 1999 and 1998:


                                                                   STOCK OPTION PLAN                EMPLOYEE STOCK PURCHASE PLAN
                                                            ---------------------------------    ---------------------------------
                                                                 YEAR ENDED SEPTEMBER 30,             YEAR ENDED SEPTEMBER 30,
                                                            ---------------------------------    ---------------------------------
                                                              2000         1999        1998        2000         1999        1998
                                                            --------     --------    --------    --------     --------    ---------
Risk-free interest rate................................        6.12%        5.47%        4.62%       5.50%         --           --
Dividend yield.........................................        0.00%        0.00%        0.00%         --          --           --
Expected term of option................................     4 years      4 years      4 years    6 months          --           --
Volatility subsequent to initial public offering.......      111.87%       69.87%          --      111.87%         --           --


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma net income (loss) would have been as follows:


                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                              ------------------------------------
                                                                                  2000        1999         1998
                                                                              -----------  ----------   ----------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net income (loss) as reported.......................................     $ 13,650       $(4,344)     $(3,672)
     Net income (loss) pro forma.........................................      (40,648)       (5,151)      (3,742)
     Net income (loss) per share as reported.............................          .59         (0.42)       (0.60)
     Net income (loss) per share pro forma...............................        (1.92)        (0.50)       (0.61)


8.   COMMITMENTS:

     Future minimum operating lease payments (net of sublease proceeds) for future fiscal years, as of September 30, 2000, are approximately as follows:


                                                                                                  OPERATING LEASE
                                                                                                     PAYMENTS
                                                                                                  --------------
                                                                                                  (IN THOUSANDS)
     2001.................................................................................           $  3,957
     2002.................................................................................              4,630
     2003.................................................................................              4,345
     2004.................................................................................              5,277
     2005.................................................................................              5,289
     Thereafter...........................................................................             38,445
                                                                                                     --------
     Total................................................................................           $ 61,943
                                                                                                     ========


         Rent expense under noncancelable operating leases amounted to approximately $1,869,000, $464,000 and $145,000 for the years ended September 30, 2000, 1999, and 1998, respectively. Sublease income for the years ended 2001, 2002 and 2003 is expected to be approximately $820,000, $920,000 and $950,000, respectively. These amounts have been netted from the amounts in the above schedule.

                                F5 NETWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         In April 2000, we entered into a lease agreement on two buildings for a new corporate headquarters. The lease commenced in July 2000 on the first building; and the lease on the second building commenced in October 2000.
The lease for both buildings expires in 2012 with an option for renewal. The company established a restricted escrow account in connection with this lease agreement. Under the term of the lease, a $6 million irrevocable standby letter of credit is required through November 2012, unless the lease is terminated before then. This amount has been included on the Company's balance sheet as of September 30, 2000 as a component of restricted cash.

9.   RELATED PARTY TRANSACTIONS:

         In March 1999, the Company issued 150,000 shares of common stock to an officer of the Company in exchange for a note receivable. These shares were acquired by exercising stock options that vest over a period of four years. The note bears interest at a rate of 4.83%, is collateralized by the shares, partially guaranteed by the officer and is due in 2003. In 2000, total payments of $281,000 were received on the loan. Under the pledge agreement, the Company has the obligation to repurchase any remaining unvested shares, and the note becomes due upon the officer's termination. Further, the shares may not be transferred until they are vested and paid for, and the related portion of the loan is repaid.

10.  EMPLOYEE BENEFIT PLANS:

         The Company provides a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their compensation. Under the provision of the plan the Company may, at their discretion, match a portion of the employees' eligible contributions. The Company's contribution will vest over a period of four years. Contributions to the plan during the years ended September 30, 2000, 1999 and 1998 were approximately $833,000, $612,000 and $0, respectively.

11.  SUPPLEMENTAL CASH FLOW INFORMATION:

         Supplemental disclosure of cash flow information is summarized below for the years ended September 30, 2000, 1999 and 1998:


                                                                                         YEAR ENDED SEPTEMBER 30,
                                                                                --------------------------------------------
                                                                                   2000            1999             1998
                                                                                ----------      ----------       -----------
Noncash investing and financing activities:
   Conversion of note payable and related accrued
     interest to Series B Convertible Preferred Stock.........................  $      --         $     --         $     520
   Value ascribed to warrants in conjunction with sale of Convertible
     Preferred Stock..........................................................         --               --               367
   Note receivable from shareholder for exercise of options...................         --              750                --
   Conversion of note payable to common stock.................................         --               --               209
Cash paid for interest........................................................         --               --                30
Deferred compensation for options granted.....................................      2,128               --                --
Reduction to deferred compensation due to cancelled stock option
     grants...................................................................       (172)              --                --

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         See "Directors and Executive Officers of the Registrant" under Item 1,
Part I above.

         Information concerning compliance with Section 16 of the Securities Exchange Act is incorporated herein by reference to information appearing in the Company's Proxy Statement for its annual meeting of shareholders to be held on February 21, 2001, which information appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Such Proxy Statement will be filed within 120 days of the Company's last fiscal year-end, September 30, 2000.

ITEMS 11, 12 AND 13

         The information called for by Items 11, 12 and 13 of this Part III is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on February 21, 2001 and is incorporated herein by reference. The information appears in the Proxy Statement under the captions "Election of Directors," "Remuneration of Executive Officers," and "Voting Securities and Principal Holders." Such Proxy Statement will be filed within 120 days of the Company's last fiscal year-end, September 30, 2000.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Index to Consolidated Financial Statements and Financial Statements schedules:

   (1)  Consolidated Financial Statements.

        Report of PricewaterhouseCoopers LLP, Independent Accountants Consolidated Balance Sheets as of September 30, 2000 and 1999 Consolidated Statements of Operations for the years ended September 30,
           2000, 1999 and 1998
        Consolidated Statements of Shareholders' Equity for the years ended
           September 30, 2000, 1999 and 1998
        Consolidated Statements of Cash Flows for the years ended September 30,
           2000, 1999 and 1998
        Notes to Consolidated Financial Statements

   (2)  Consolidated Financial Statement Schedule.

        Valuation and Qualifying Accounts and Reserves.

(b)  Reports on Form 8-K:

         None.

(c)  Exhibits:


       EXHIBIT
       NUMBER
   (REFERENCED TO
     ITEM 601 OF                                                            EXHIBIT
   REGULATION S-K)                                                        DESCRIPTION
   ---------------                                                        -----------
         3.1         --   Amended and Restated Articles of Incorporation of the Registration, as amended.(1)
         3.2         --   Bylaws of the Registrant, as currently in effect.(1)
         4.1         --   Specimen Common Stock Certificate.(1)
        10.1         --   Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers.(1)
        10.2         --   1998 Equity Incentive Plan.(1)
        10.3         --   Form of Option Agreement under the 1998 Equity Incentive Plan.(1)
        10.4         --   1999 Employee Stock Purchase Plan.(1)
        10.5         --   Amended and Restated Directors' Nonqualified Stock Option Plan.(1)
        10.6         --   Form of Option Agreement under the Amended and Restated Directors' Nonqualified Stock Option
                          Plan.(1)
        10.7         --   Amended and Restated 1996 Stock Option Plan.(1)
        10.8         --   Form of Option Agreement under the Amended and Restated 1996 Stock Option Plan.(1)
        10.9         --   1999 Non-Employee Directors' Stock Option Plan.(1)
        10.10        --   Form of Option Agreement under 1999 Non-Employee Directors' Stock Option Plan.(1)
        10.11        --   NonQualified Stock Option Agreement between John McAdam and the Company dated July 24, 2000.
        10.12        --   NonQualified Stock Option Agreement between John McAdam and the Company dated July 24, 2000.
        10.13        --   Office Lease Agreement, dated July 31, 1999, between Registrant and 401 Elliott West LLC.(2)
        10.14        --   Agreement, dated February 19, 1999, between the Registrant and Steven Goldman.(1)
        10.15        --   Investor Rights Agreement, dated August 21, 1998, between Registrant and certain holders of the Registrant's Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock
                          and Series D Preferred Stock.(1)
        10.16        --   Early Exercise Stock Purchase Agreement, dated March 10, 1999, between Registrant and Robert
                          J. Chamberlain.(1)
        23.1*        --   Consent of PricewaterhouseCoopers LLP, Independent Accountants.
        27.1*        --   Financial Data Schedule.

----------
*    Filed herewith.
(1) Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.
(2) Incorporated by reference from Registration Statement on Form S-1, File No. 333-86767.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  F5 NETWORKS, INC.

Dated: December 13, 2000
                                  By:      /s/ JOHN McADAM
                                     ------------------------------
                                           John McAdam
                                           Chief Executive Officer and President

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


                     SIGNATURE                                                 TITLE                             DATE
                     ---------                                                 -----                             ----
By:             /s/   JOHN McADAM                      Chief Executive Officer, President and Director   December 13, 2000
   ------------------------------------------------    (Principal Executive Officer)
                    John McAdam

By:           /s/   JEFFREY S. HUSSEY                  Chairman of the Board and Chief Strategist        December 13, 2000
   ------------------------------------------------
                 Jeffrey S. Hussey

By:         /s/   ROBERT J. CHAMBERLAIN                Senior Vice President, Chief Financial Officer    December 13, 2000
   ------------------------------------------------    (Principal Finance and Accounting Officer)
               Robert J. Chamberlain

By:           /s/   CARLTON G. AMDAHL                  Chief Technology Officer and Director             December 13, 2000
   ------------------------------------------------
                 Carlton G. Amdahl

By:          /s/   KEITH D. GRINSTEIN                  Director                                          December 13, 2000
   ------------------------------------------------
                Keith D. Grinstein

By:            /s/   KARL D. GUELICH                   Director                                          December 13, 2000
   ------------------------------------------------
                  Karl D. Guelich

By:           /s/   ALAN J. HIGGINSON                  Director                                          December 13, 2000
   ------------------------------------------------
                 Alan J. Higginson

                                  EXHIBIT INDEX


       EXHIBIT
       NUMBER
   (REFERENCED TO
     ITEM 601 OF                                                            EXHIBIT
   REGULATION S-K)                                                        DESCRIPTION
   ---------------                                                        -----------
         3.1         --   Amended and Restated Articles of Incorporation of the Registration, as amended.(1)
         3.2         --   Bylaws of the Registrant, as currently in effect.(1)
         4.1         --   Specimen Common Stock Certificate.(1)
        10.1         --   Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers.(1)
        10.2         --   1998 Equity Incentive Plan.(1)
        10.3         --   Form of Option Agreement under the 1998 Equity Incentive Plan.(1)
        10.4         --   1999 Employee Stock Purchase Plan.(1)
        10.5         --   Amended and Restated Directors' Nonqualified Stock Option Plan.(1)
        10.6         --   Form of Option Agreement under the Amended and Restated Directors' Nonqualified Stock Option
                          Plan.(1)
        10.7         --   Amended and Restated 1996 Stock Option Plan.(1)
        10.8         --   Form of Option Agreement under the Amended and Restated 1996 Stock Option Plan.(1)
        10.9         --   1999 Non-Employee Directors' Stock Option Plan.(1)
        10.10        --   Form of Option Agreement under 1999 Non-Employee Directors' Stock Option Plan.(1)
        10.11        --   NonQualified Stock Option Agreement between John McAdam and the Company dated July 24, 2000.
        10.12        --   NonQualified Stock Option Agreement between John McAdam and the Company dated July 24, 2000.
        10.13        --   Office Lease Agreement, dated July 31, 1999, between Registrant and 401 Elliott West LLC.(2)
        10.14        --   Agreement, dated February 19, 1999, between the Registrant and Steven Goldman.(1)
        10.15        --   Investor Rights Agreement, dated August 21, 1998, between Registrant and certain holders of the Registrant's Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock
                          and Series D Preferred Stock.(1)
        10.16        --   Early Exercise Stock Purchase Agreement, dated March 10, 1999, between Registrant and Robert
                          J. Chamberlain.(1)
        23.1*        --   Consent of PricewaterhouseCoopers LLP, Independent Accountants.
        27.1*        --   Financial Data Schedule.


------------------
*    Filed herewith.

(1) Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.
(2) Incorporated by reference from Registration Statement on Form S-1, File No. 333-86767.

                                F5 NETWORKS, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)


                                                        BALANCE AT    CHARGES TO
                                                      BEGINNING OF     COSTS &      CHARGES TO                      BALANCE AT END
DESCRIPTION                                           FISCAL PERIOD    EXPENSES    OTHER ACCOUNTS    DEDUCTIONS    OF FISCAL PERIOD
-----------                                           -------------    --------    --------------    ----------    ----------------
Year Ended September 30, 1998
   Allowance for doubtful accounts.................      $      --      $    120     $      --         $    31       $         89
   Allowance for sales returns.....................             --           485            --             193                292
   Tax valuation allowance.........................            570            --         1,100              --              1,670

Year Ended September 30, 1999
   Allowance for doubtful accounts.................             89           409            --              85                413
   Allowance for sales returns.....................            292           774            --             653                413
   Tax valuation allowance.........................          1,670            --         1,644              --              3,314

Year Ended September 30, 2000
   Allowance for doubtful accounts.................            413           880            --             435                858
   Allowance for sales returns.....................            413         1,996            --           1,601                808
   Tax valuation allowance.........................          3,314            --         2,117             547              4,884