Form 10-K/A
period 2000-09-30
F5 NETWORKS INC
filed 2001-01-24
CIK 1048695

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------
                                   FORM 10-K/A
                                 --------------

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

                                      NONE

Portions of the Registrant's definitive proxy statement relating to its 2001 annual meeting of shareholders, to be held on April 20, 2001, are incorporated by reference into Part III hereof.

================================================================================

                                Page 1 of 9 Pages

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

          The Board of Directors are as follows:

          Jeffrey S. Hussey (39) co-founded F5 in February 1996 and has been our Chairman since that time. He has served as our Chief Strategist since July 2000. From February 1996 to July 2000, Mr. Hussey served as our Chief Executive Officer and President. From February 1996 to March 1999, Mr. Hussey also served as our Treasurer. From June 1995 to February 1996, Mr. Hussey served as Vice President of Alexander Hutton Capital L.L.C., an investment banking firm. From September 1993 to July 1995, Mr. Hussey served as President of Pacific Comlink, an inter-exchange carrier providing frame relay and Internet access services to the Pacific Rim, which he founded in September 1993. Mr. Hussey holds a B.A. in Finance from Seattle Pacific University and an M.B.A. from the University of Washington.

          John McAdam (49) has served as our President, Chief Executive Officer and a director since July 2000. Prior to joining F5, Mr. McAdam served as General Manager of the Web server sales business at IBM. From January 1995 until August 1999, Mr. McAdam served as the President and Chief Operating Officer of Sequent Computer Systems, Inc., a manufacturer of high-end open systems, which was sold to IBM in September 1999. Mr. McAdam holds a B.Sc. in Computer Science from the University of Glasgow, Scotland.

          Carlton G. Amdahl (48) has served as our Chief Technical Officer since February 2000, and as a Director since May 1998. Mr. Amdahl has operated Amdahl Associates, an independent consulting firm specializing in technology management, product strategy and system architecture since January 1996. Mr. Amdahl has served as a Director of Network Caching Technology LLC since February 1999. From 1985 to January 1996, Mr. Amdahl served as Chairman of the Board of Directors and Chief Technical Officer of NetFRAME Systems, a high performance network server company, which he founded in 1985. Mr. Amdahl is a Stanford University Sloan Fellow and holds a B.S. degree in Electrical Engineering and Computer Science from the University of California, Berkeley, and an M.S. in Management from Stanford University.

          Alan J. Higginson (53) has served as one of our directors since May 1996. From November 1995 to November 1998, Mr. Higginson served as President of Atrieva Corporation, a provider of advanced data backup and retrieval technology. From May 1990 to November 1995, Mr. Higginson served as Executive Vice President of Worldwide Sales and Marketing for Sierra On-line, a developer of multimedia software for the home personal computer market. From May 1990 to November 1995, Mr. Higginson served as President of Sierra On-line's Bright Star division, a developer of educational software. Mr. Higginson holds a B.S. in Commerce and an M.B.A. from the University of Santa Clara.

          Karl D. Guelich (58) has served as one of our directors since June 1999. Mr. Guelich has been in private practice as a certified public accountant since his retirement from Ernst & Young in 1993, where he served as the Area Managing Partner for the Pacific Northwest offices headquartered in Seattle from October 1986 to November 1992. Mr. Guelich holds a B.S. degree in Accounting from Arizona State University.

          Keith D. Grinstein (40) has served as one of our directors since December 1999. Mr. Grinstein has been the Vice Chairman of Nextel International, Inc. since September 1999. From January 1996 to February 1999, Mr. Grinstein served as President, Chief Executive Officer and as a director of Nextel International, Inc. From January 1991 to December 1995, Mr. Grinstein was President and Chief Executive Officer of the aviation communications division of AT&T Wireless Services, Inc. Mr. Grinstein had a number of positions at McCaw Cellular and its subsidiaries, include Vice President, General Counsel and Secretary of LIN Broadcasting Company, a subsidiary of McCaw Cellular, and Vice President and Assistant General Counsel of McCaw Cellular. He is currently on the board of directors for the Ackerley Group, a media and entertainment company. Mr. Grinstein received a BA from Yale University and a JD from Georgetown University.

          There are no family relationships among any of the Company's directors or executive officers. Information on the executive officers can be found in the company's SEC filings under Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Under SEC rules, the Company's directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file periodic reports of their ownership, and changes in that ownership, with the SEC. Based solely on its review of copies of these reports and representations of such reporting persons, the Company believes during fiscal 2000, such SEC filing requirements were satisfied with the following exceptions:
Brett L. Helsel did not file one Form 4 for a single transaction, and filed the Form 5 disclosing this transaction late. Jeffrey S. Hussey filed one late Form 4 disclosing three transactions. Steven Goldman filed one late Form 4 disclosing a single transaction, and did not file one Form 4 for a single transaction. The Form 5 disclosing this transaction was filed late.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The members of the Compensation Committee during fiscal 2000 were Messrs. Higginson, Grinstein and Guelich. None of the Company's executive officers served during fiscal 2000 as a member of the board of directors or compensation committee of any entity that has had one or more executive officers which served as a member of the Company's Board of Directors or Compensation Committee.

ITEM 11. EXECUTIVE COMPENSATION.

          The following tables and descriptive materials set forth information concerning compensation earned for services rendered to the Company by (a) the Chief Executive Officer of the Company (the "CEO"), and (b) the Company's other executive officers whose salary and bonus for fiscal 2000 exceeded $100,000 and who were serving as executive officers of the Company at the end of the 2000 fiscal year (collectively, together with the CEO, the "Named Executive Officers").

SUMMARY OF COMPENSATION

          The following table summarizes the compensation earned by the Named Executive Officers during fiscal 2000 and 1999.

                                                                                           LONG TERM
                                                            ANNUAL COMPENSATION           COMPENSATION
                                               -----------------------------------------  ------------
                                                                            OTHER ANNUAL   SECURITIES
                                                      SALARY     BONUS(1)   COMPENSATION   UNDERLYING
NAME AND PRINCIPAL POSITION                    YEAR     ($)        ($)         ($)(2)      OPTIONS(#)
---------------------------                    ----  --------  -----------  ------------  ------------
John McAdam.................................   2000  $ 75,898  $866,000(3)         --       695,000
  President and Chief Executive Officer        1999        --        --            --            --
Jeffrey S. Hussey...........................   2000   260,000   283,900     $   3,000       250,000(4)
  Chairman of the Board and Chief Strategist   1999   233,730   222,557            --            --
Steven Goldman..............................   2000   124,833   185,330         3,000        70,000
  Senior Vice President of Sales, Marketing    1999   120,000   132,550            --       149,998
  and Services
Carlton G. Amdahl...........................   2000   180,000    24,300         2,625       150,000
  Chief Technical Officer                      1999        --        --            --            --
Brett L. Helsel.............................   2000   168,750    81,388        21,000        50,000
  Senior Vice President of Product             1999   150,000    72,540         5,250        96,000
  Development
Robert J. Chamberlain.......................   2000   172,500    74,307         3,000            --(5)
  Senior Vice President of Finance and         1999    86,923    65,689            --       150,000(6)
  Chief Financial Officer

(1) Includes bonus amounts earned in the fiscal year but actually paid in the following fiscal year.

(2) Consists of the Company's matching contribution under the 401(k) plan. For Mr. Helsel, the total also includes an auto allowance of $18,000 and $5,250 for fiscal years 2000 and 1999, respectively.

(3) Reimbursement for retention bonus that Mr. McAdam was required to pay back to a former employer.

(4) Options were subsequently cancelled and the underlying shares returned to the plan by request of Mr. Hussey.

(5) No options granted by request of Mr. Chamberlain.

(6) The options to purchase these shares were exercised prior to vesting and the shares issued upon exercise are subject to a right of repurchase by the Company. See "Certain Relationships and Transactions" above.

OPTIONS GRANTS IN LAST FISCAL YEAR

          The following table sets forth information concerning the award of stock options to the Named Executive Officers during fiscal 2000.

                                          PERCENT OF
                                            TOTAL                               POTENTIAL REALIZABLE VALUE AT
                              NUMBER OF    OPTIONS                                ASSUMED ANNUAL RATES OF
                             SECURITIES  GRANTED TO                             STOCK PRICE APPRECIATION FOR
                             UNDERLYING   EMPLOYEES   EXERCISE OR                     OPTION TERM(2)
                              OPTIONS     IN FISCAL   BASE PRICE   EXPIRATION   -----------------------------
NAME                         GRANTED(#)    YEAR(1)      ($/SH)        DATE          5%($)           10%($)
----                        -----------  ----------   -----------  ----------   ------------    -------------
John McAdam...............   645,000        15.9        $ 42.56       7/24/10    $17,263,912     $43,750,143
                              50,000(3)      1.2           1.00       7/24/10      3,416,287       5,469,483
Carlton G. Amdahl.........    37,500         0.9          68.06       10/1/09      1,605,096       4,067,629
                             112,500         2.8          89.50       2/10/10      6,332,182      16,046,994
Steven Goldman............    17,500         0.4         114.00      12/31/09      1,254,644       3,179,516
                              17,500         0.4          67.75       3/31/10        745,633       1,889,580
                              17,500         0.4          54.56       6/30/10        600,468       1,521,705
                              17,500         0.4          34.00       10/1/10        374,451         949,082
Brett L. Helsel...........    12,500         0.3         114.00      12/31/09        896,174       2,271,083
                              12,500         0.3          67.75       3/31/10        532,595       1,349,700
                              12,500         0.3          54.56       6/30/10        428,906       1,086,932
                              12,500         0.3          34.00       9/29/10        267,280         677,340
Jeffrey S. Hussey(4)......   110,000         2.7          85.50      10/20/09      5,914,753      14,989,147
                             140,000         3.5          85.50      10/20/09      7,527,868      19,077,097

-------

(1) The total number of stock options granted in fiscal 2000 by the Company was 4,034,320, including options granted to executive officers, to approximately 500 employees.

(2) These assumed rates of appreciation are provided in order to comply with requirements of the SEC, and do not represent the Company's expectation as to the actual rate of appreciation of the Common Stock. The actual value of the options will depend on the performance of the Common Stock, and may be greater or less than the amounts shown.

(3) Options vest in two equal annual increments following the grant date.

(4) Options were subsequently cancelled and the underlying shares returned to the plan by request of Mr. Hussey.

EXERCISE OF STOCK OPTIONS AND FISCAL YEAR-END OPTION VALUES

          The following table sets forth information concerning the exercise of stock options during fiscal 2000 by each of the Named Executive Officers and the fiscal year-end value of unexercised options.

                                                               NUMBER OF SECURITIES
                                                              UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                    OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                                              SEPTEMBER 30, 2000 (#)       SEPTEMBER 30, 2000($)(2)
                             SHARES                        ----------------------------   --------------------------
                           ACQUIRED ON        VALUE        EXERCISABLE    UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
NAME                       EXERCISE(#)    REALIZED($)(1)       (#)             (#)            ($)          ($)
----                       -----------   ---------------   -----------    -------------   -----------  -------------
Carlton G. Amdahl.......      10,000       $  515,300        55,5000        140,500        $  636,840   $  990,640
Steven Goldman..........     100,920        5,955,257        103,277        160,551         3,451,895    3,454,464
Brett L. Helsel.........      46,261        3,324,889         45,740        173,999         1,608,821    4,432,890
----------

(1) Based on the market value of the Common Stock at the exercise date, less the exercise price, multiplied by the number of shares acquired upon exercise.

(2) Based on the $34.00 per share market value of the Common Stock at September 30, 2000, less the exercise price, multiplied by the number of shares underlying the option.

REPORT OF COMPENSATION COMMITTEE

          The information contained in this report shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933, as amended, or the 1934 Securities Exchange Act, as amended, except to the extent that the Company specifically incorporates it by reference in such filing.

          The compensation committee is comprised of three members of the board of directors who are not employees of the Company. It is responsible for setting and monitoring policies governing compensation of executive officers. The compensation committee reviews the performance and compensation levels for executive officers and sets salary and bonus levels and option grants under the Company's stock option plans. The objectives of the committee are to correlate executive compensation with our business objectives and performance, and to enable the Company to attract, retain and reward executive officers who contribute to its long-term success.

    Salary

          The compensation committee annually assesses the performance and sets the salary of the President and Chief Executive Officer. This position was held by Jeffrey S. Hussey until July 2000, and by John McAdam since that time. In turn, the President and Chief Executive Officer annually assesses the performance of all other executive officers and recommends salary increases which are reviewed and approved by the compensation committee.

          In particular, Mr. McAdam's compensation as President and Chief Executive Officer is based on compensation levels of President/Chief Executive Officers of comparable size technology companies. A portion of Mr. McAdam's compensation consists of incentive compensation that is based on the Company's financial performance.

          In determining executive officer salaries, the compensation committee reviews recommendations from Mr. McAdam which include information from salary surveys covering technology companies in the Seattle and other comparable areas, individual performance levels and the Company's financial condition. The compensation committee also considers incentive compensation based on the Company's financial performance.

          Bonuses for Mr. McAdam and the other executive officers are paid on a quarterly basis according to a formula based on actual financial results.

    Stock Options

          The compensation committee believes that employee equity ownership provides significant motivation to executive officers to maximize value for the Company's shareholders and, therefore, periodically grants stock options under our employee stock option plans. Stock options are typically granted at the current market price and will only have value if the Company's stock price increases over the exercise price.

          The compensation committee determines the size and frequency of option grants for executive officers, based on recommendations from the Chief Executive Officer. Recommendations for options are based on the relative position and responsibilities of each executive officer, previous and expected contributions of each officer to the Company's success, and previous options grants to such executive officers. Generally option grants vest over a four-year period. Several below-market grants have been given to certain executive officers that vest over a two -year period.

          Under the Omnibus Budget Reconciliation Act of 1993, the federal income tax deduction for certain types of compensation paid to the chief executive officer and four other most highly compensated executive officers of publicly held companies is limited to $1 million per officer per fiscal year unless such compensation meets certain requirements. The compensation committee is aware of this limitation and had decided that it is not appropriate at this time to limit the Company's discretion to design the cash compensation packages payable to the Company's executive officers.

                                                      Compensation Committee

                                                      Karl D. Guelich, Chair
                                                      Alan J. Higginson
                                                      Keith D. Grinstein

STOCK PRICE PERFORMANCE

          The information regarding stock price performance contained in this section shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933, as amended, or the 1934 Securities Exchange Act, as amended, except to the extent that the Company specifically incorporates it by reference in such filing.

          The graph below compares the annual percentage change in the cumulative total return on the Common Stock with the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Computer Manufacturer Stocks Index for the period commencing June 4, 1999 the date of the Company's initial public offering, and ending September 30, 2000.

                      COMPARISON OF CUMULATIVE TOTAL RETURN
                             AMONG F5 NETWORKS INC.,
                  NASDAQ STOCK MARKET (US COMPANIES) INDEX AND
                    NASDAQ COMPUTER MANUFACTURER STOCKS INDEX

                                                  6/4/1999       9/30/1999        9/30/2000
                                                  --------       ---------        ---------
F5 Networks                                        100.00          456.99           228.49
NASDAQ Computer Manufacturer's  Stock Index        100.00          125.61           210.13
NASDAQ (U.S. Companies)                            100.00          110.71           147.68

        Assumes that $100 was invested June 4, 1999 in the Company's Common Stock and in each index, and that all dividends were reinvested, Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth information regarding ownership of the Common Stock as of December 11, 2000 by (a) each person known to the Company to own more than 5% of the outstanding shares of the Common Stock on December 11, 2000, (b) each director and nominee for director of the Company, (c) the Company's Chief Executive Officer and each other executive officer named in the compensation tables appearing later in this Proxy Statement and (d) all directors and executive officers as a group. The information in this table is based solely on statements in filings with the Securities and Exchange Commission (the "SEC") or other reliable information.

                                                                   NUMBER OF SHARES OF     PERCENT OF
                                                                      COMMON STOCK        COMMON STOCK
        NAME AND ADDRESS(1)                                       BENEFICIALLY OWNED(2)  OUTSTANDING(2)
        -------------------                                       ---------------------  --------------
        Britannia Holdings Limited(3).............................    2,320,000            10.7%
          P.O. Box 556
          Main Street
          Charlestown, Nevis
        Cypress Partners Limited Partnership(4)...................    1,119,342             5.2%
          P.O. Box 9006
          Seattle, WA 98109
        Jeffrey S. Hussey(5)......................................    2,300,000            10.6%
        John McAdam...............................................           --              --
        Steven Goldman(6).........................................      252,942              --
        Robert J. Chamberlain(7)..................................      145,000              --
        Brett L. Helsel(8)........................................      130,979              --
        Carlton G. Amdahl(9)......................................      121,000              --
        Keith D. Grinstein(10)....................................       11,000              --
        Karl D. Guelich(11).......................................       10,000              --
        Alan J. Higginson (12)....................................      116,300              --
        All directors and executive officers as a group (9            3,087,221            14.2%
        people)(13)...............................................

----------

(1) Unless otherwise indicated, the address of each of the named individuals is c/o F5 Networks, Inc., 501 Elliott Avenue West, Seattle, Washington 98119.

(2) Beneficial ownership of shares is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power, or of which a person has the right to acquire ownership within 60 days after December 11, 2000. Except as otherwise noted, each person or entity has sole voting and investment power with respect to the shares shown.

(3) The number of shares held is based solely on filings made by Britannia Holdings Limited pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. The Duvall Trust is the sole shareholder of Britannia Holdings Limited. The Elfin Trust Company Limited, a Guernsey corporation, is the trustee of the Duvall Trust. Mr. Peter Howe is the trustee for the Elfin Trust Company Limited.

(4) Cypress Partners Limited Partnership ("Cypress LP") holds 500,825 shares; Cypress Nevada LLC, a wholly owned subsidiary of Cypress LP, holds 618,517 shares. The number of shares held is based solely on representations made by Cypress LP.

(5) Does not include 313,300 shares held by Brian Dixon as trustee of the Hussey Family Trust fbo Mr. Hussey's minor child. Mr. Hussey disclaims any beneficial ownership of the shares held by the trust.

(6) Includes 146,972 shares issuable upon exercise of options exercisable within 60 days of December 11, 2000.

(7)  Includes 84,375 shares subject to repurchase by Company.

(8) Includes 73,124 shares issuable upon exercise of options exercisable within 60 days of December 11, 2000.

(9) Includes 93,000 shares issuable upon exercise of options exercisable within 60 days of December 11, 2000.

(10) Includes 10,000 shares issuable upon exercise of options exercisable within 60 days of December 11, 2000.

(11) Consists of shares issuable upon exercise of options exercisable within 60 days of December 11, 2000.

(12) Includes 89,000 shares issuable upon exercise of options exercisable within 60 days of December 11, 2000.

(13) Includes 84,375 shares subject to repurchase by the Company and 422,096 shares issuable upon exercise of options exercisable within 60 days of December 11, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          In March 1999, the Company issued 150,000 shares of the Company's Common Stock to Robert J. Chamberlain, the Company's Senior Vice President of Finance, Chief Financial Officer and Treasurer, in exchange for a $750,000 promissory note. These shares were acquired by Mr. Chamberlain upon the exercise of stock options that vest over a period of four years. The note bears interest at a rate of 4.83% which is collateralized by the shares and partially guaranteed by Mr. Chamberlain and is due in 2003. Under the related pledge agreement, the Company has the obligation to repurchase any remaining unvested shares, and the note becomes due upon Mr. Chamberlain's termination. Further, the shares may not be transferred until they are vested and paid for except under certain circumstances as provided under the pledge agreement. During the fiscal year ended, September 30, 2000, Mr. Chamberlain paid $49,520 of interest on the note and repaid $281,250 of principal of the note.

          The Company has entered into indemnification agreements with the Company's directors and certain officers for the indemnification of and advancement of expenses to these persons to the fullest extent permitted by law. The Company also intends to enter into these agreements with the Company's future directors and certain future officers.

          The Company believes that the foregoing transactions were in the Company's best interest and were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions between the Company and any of the Company's officers, directors or principal shareholders will be approved by a majority of the independent and disinterested members of the Board of Directors, will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties and will be in connection with the Company's bona fide business purposes.

                                   SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    F5 NETWORKS, INC.

Dated: January 24, 2001

                                    By:    /s/ ROBERT J. CHAMBERLAIN
                                        ----------------------------------------
                                           Robert J. Chamberlain
                                           Chief Financial Officer