Form 10-Q
period 2000-12-31
F5 NETWORKS INC
filed 2001-02-09
CIK 1048695

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-26041

F5 NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1714307 (IRS Employer Identification No.)

401 Elliott Avenue West
Seattle, Washington 98119
(Address of principal executive offices and zip code)

(206) 272-5555
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 21,840,829 shares of common stock, no par value, as of February 1, 2001.

F5 NETWORKS, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2000

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2000 and September 30, 2000	3
	Condensed Consolidated Statements of Operations for the three months ended December 31, 2000 and 1999	4
	Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2000 and 1999	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	None
Item 2.	Changes in Securities and Use of Proceeds	None
Item 3.	Defaults upon Securities	None
Item 4.	Submission of Matters to a Vote of Security Holders	None
Item 5.	Other Information	None
Item 6.	Exhibits and Reports on Form 8-K	15
Signatures		16

PART I
Item 1.  Financial Statements
F5 NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2000	September 30, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,023	$53,017
Accounts receivable, net of allowances of $3,959 and $1,666	28,450	38,237
Other receivable	2,388	—
Inventories	16,625	5,231
Other current assets	3,332	2,290
Deferred income taxes	3,197	1,858

Total current assets	90,015	100,633

Restricted cash	6,280	6,182
Property and equipment, net	18,080	13,524
Other assets, net	563	541
Deferred income taxes	2,446	1,540

Total assets	$117,384	$122,420

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,006	$10,561
Accrued liabilities	8,372	7,975
Deferred revenue	14,917	16,199

Total current liabilities	37,295	34,735

Commitments and Contingencies:
Shareholders' equity:
Common stock, no par value; 100,000,000 shares authorized, 21,715,00 and 21,613,000 shares issued and outstanding	87,313	87,419
Note receivable from shareholder	(469)	(469)
Accumulated other comprehensive income (loss)	812	(52)
Unearned compensation	(2,485)	(3,061)
Retained earnings (deficit)	(5,082)	3,848

Total shareholders' equity	80,089	87,685

Total liabilities and shareholders' equity	$117,384	$122,420

The accompanying notes are an integral part of these condensed conslidated financial statements.

F5 NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except per share data)

	Three months ended December 31,
	2000	1999
Net revenues:
Products	$17,733	$16,282
Services	7,000	2,891

Total net revenues	24,733	19,173

Cost of net revenues:
Products	8,086	4,624
Services	3,584	1,059

Total cost of net revenues	11,670	5,683

Gross profit	13,063	13,490

Operating expenses:
Sales and marketing	13,529	5,742
Research and development	4,945	2,225
General and administrative	4,746	1,478
Restructuring charge	1,071	—
Amortization of unearned compensation	576	543

Total operating expenses	24,867	9,988

Income (loss) from operations	(11,804)	3,502
Other income, net	437	741

Income (loss) before income taxes	(11,367)	4,243
Income tax benefit	(2,437)	—

Net income (loss)	$(8,930)	$4,243

Net income (loss) per share—basic	$(0.41)	$0.21

Weighted average shares—basic	21,677	20,427

Net income (loss) per share—diluted	$(0.41)	$0.18

Weighted average shares—diluted	21,677	23,061

The accompanying notes are an integral part of these condensed conslidated financial statements.

F5 NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three months ended December 31,
	2000	1999
Cash flows from operating activities:
Net income (loss)	$(8,930)	$4,243
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Restructuring charges	1,071	—
Provisions for asset write downs	178	—
Unrealized gain on investments	750	62
Amortization of unearned compensation	576	543
Provision for doubtful accounts and sales returns	5,615	257
Depreciation and amortization	1,087	358
Deferred income taxes	(2,230)	—
Changes in operating assets and liabilities:
Accounts receivable	4,266	(5,875)
Other receivables	(2,388)	—
Inventories	(11,400)	(298)
Other assets	(1,081)	(253)
Accounts payable and accrued liabilities	2,857	678
Deferred revenue	(1,285)	3,278

Net cash provided by (used in) operating activities	(10,914)	2,993

Cash flows from investing activities:
Investment in restricted cash	(98)	(36)
Purchases of property and equipment	(5,822)	(1,309)

Net cash used in investing activities	(5,920)	(1,345)

Cash flows from financing activities:
Proceeds from the secondary offering, net of issuance costs	—	31,475
Proceeds from the exercise of stock options and warrants	976	2,070
Repurchase of common stock	(1,082)	—

Net cash provided by (used in) financing activities	(106)	33,545

Net increase (decrease) in cash and cash equivalents	(16,940)	35,193
Effect of exchange rate changes on cash and cash equivalents	(54)	(7)

Cash and cash equivalents, at beginning of period	53,017	24,797

Cash and cash equivalents, at end of period	$36,023	$59,983

The accompanying notes are an integral part of these condensed conslidated financial statements.

F5 NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  The Company and Basis of Presentation:

    The accompanying unaudited condensed consolidated financial statements have been prepared by F5 in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at December 31, 2000, its operating results for the three months ended December 31, 2000 and 1999 and cash flows for the three months ended December 31, 2000 and 1999. The condensed consolidated balance sheet at September 30, 2000 has been derived from audited financial statements as of that date. These financial statements and the notes should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2000.

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

Cash Equivalents and Short-Term Investments

    Cash equivalents are highly liquid investments, consisting of investments in money market funds and marketable securities which are readily convertible to cash without penalty and subject to insignificant risk of changes in value. The Company's cash and cash equivalents balance consists of the following:

	December 31, 2000	September 30, 2000
	(unaudited) (in thousands)
Cash	$12,151	$18,354
Short-term investments	23,872	34,663

	$36,023	$53,017

Concentration of Credit Risk

    The Company places its temporary cash investments with major financial institutions. As of December 31, 2000, all of the Company's temporary cash investments were placed with four institutions.

    The Company's customers are from diverse industries and geographic locations. Net revenues from international customers are denominated in U.S. Dollars and were approximately $7,571,000 for the three months ended December 31, 2000, and $2,260,000 for the three months ended December 31, 1999. For the three months ended December 31, 2000 and 1999, one customer accounted for 11% and 24% of net revenues, respectively. One customer accounted for 5% and 15% of the Company's accounts receivable balance at December 31, 2000 and 1999, respectively.

Inventories

    Inventories consist of hardware, software and related component parts and are recorded at the lower of cost or market (as determined by the first-in, first-out method).

    Inventories are comprised of the following:

	December 31, 2000	September 30, 2000
	(unaudited) (in thousands)
Finished goods	$11,862	$2,045
Raw materials	4,763	3,186

	$16,625	$5,231

Comprehensive Income (Loss)

    The following table sets forth a reconciliation of net income (loss) to comprehensive income (loss), net of tax:

	Three months ended December 31,
	2000	1999
	(unaudited) (in thousands)
Net income (loss)	$(8,930)	$4,243
Unrealized gain on investments	750	61
Foreign currency translation adjustment	113	(6)

Comprehensive income (loss)	$(8,067)	$4,298

Net Income (Loss) Per Share

    Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Excluded from the computation of diluted net income per share for the three months ended December 31, 2000 were options to acquire 1,236,296 shares of common stock. Such potentially dilutive securities were excluded, as their effect is considered anti-dilutive.

    The following table sets forth the computation of basic and diluted net income per share for the three months ended December 31, 2000 and 1999:

	Three months ended December 31,
	2000	1999
Numerator:
Net income (loss)	$(8,930)	$4,243

Denominator:
Weighted average shares outstanding—basic	21,677	20,427
Dilutive effect of common shares from stock options	—	2,153
Dilutive effect of common shares from warrants	—	481

Weighted average shares outstanding—diluted	21,677	23,061

Basic net income (loss) per share	$(0.41)	$0.21

Diluted net income (loss) per share	$(0.41)	$0.18

Restructuring Charge

    During the first fiscal quarter of 2001, F5 recorded a restructuring charge of $1.1 million in connection with management decision to bring operating expenses in line with the business revenue growth model. As a result of change in the business revenue growth model, the Company terminated 96 employees throughout all divisions of the Company. As of December 31, 2000 approximately $1.1 million of the restructuring charge was included in accrued liabilities. In January 2001 all identified employees had been terminated.

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

    In December 1999, SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," was issued. This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. SAB 101 is required to be adopted by the Company for the year ended September 30, 2001. The Company implemented SAB 101 in the first quarter of the fiscal year 2001 and there was no material impact on the Company's financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Financial Statements and Notes. Our discussion contains forward-looking statements based upon current expectations. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. Because these forward-looking statements involve risks and uncertainties, our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and "Business" sections in the Company's Form 10-K for the fiscal year ended September 30, 2000, and elsewhere in this report.

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

    Currently, we derive approximately 52% of our net revenues from sales of BIG-IP, and we expect to derive a significant portion of our net revenues from sales of BIG-IP in the future. For the three months ended December 31, 2000, one of our resellers, Exodus Communications, accounted for 11% of our net revenues and 5% of our accounts receivable balance at December 31, 2000.

    Net revenues derived from customers located outside of the United States were $7.6 million and $2.3 million for the three months ended December 31, 2000 and 1999, respectively. We plan to continue expanding our international operations significantly, particularly in selected countries in the

European and Asia Pacific markets, because we believe international markets represent a significant growth opportunity.

    Customers who purchase our products have the option to receive installation services and an initial customer support contract, typically covering a 12-month period. We generally combine the software license, installation, and customer support elements of our products into a package with a single price. We allocate a portion of the sales price to each element of the bundled package based on their respective fair values as determined when the individual elements are sold separately. Customers may also purchase consulting services and renew their initial customer support contract.

    Revenues from the sale of our products and software licenses are recognized, net of allowances for estimated returns, when the product has been shipped and the reseller or end user is obligated to pay for the product. Estimated sales returns are based on historical experience by product and are recorded at the time revenues are recognized. Services revenue for installation is recognized when the product has been installed at the customer's site. Revenues for customer support are recognized on a straight-line basis over the service contract term. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues from consulting services are recognized when completed.

    Our ordinary payment terms to our domestic customers are net 30 days, but we have extended payment terms beyond net 30 days to some customers. For these arrangements, revenue is recognized ratably over the terms of the arrangement. Our ordinary payment terms to our international customers are net 60 days.

    In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of net revenues and operating results are not necessarily meaningful and should not be relied upon as indicators of future performance. To achieve profitability we will need to increase our net revenues and manage operating expenses. Although we have experienced rapid growth in net revenues historically we may not be able to sustain such growth rates.

    We have recorded a total of $8.2 million of stock compensation costs since our inception through December 31, 2000. These charges represent the difference between the exercise price and the deemed fair value of certain stock options granted to our employees and outside directors. These options generally vest ratably over a four-year period. We are amortizing these costs using an accelerated method as prescribed by FASB interpretation No. 28 ("FIN No. 28") and have recorded stock compensation charges of $2.1 million, $2.5 million and $420,000 for the years ended September 30, 2000, 1999 and 1998, respectively and $576,000 and $543,000 for the three months ended December 31, 2000 and 1999.

    We expect to recognize amortization expense related to unearned compensation of approximately $2.6 million, $400,000, $60,000 and $0 during the years ended September 30, 2001, 2002, 2003 and 2004, respectively. We cannot guarantee, however, that we will not accrue additional stock compensation costs in the future or that our current estimate of these costs will prove accurate.

Results of Operations

    The following table sets forth financial data as a percentage of total net revenues for the periods indicated.

	Three months ended December 31,
	2000	1999
	(unaudited)
Statement of Operations Data:
Net revenues:
Products	71.7%	84.9%
Services	28.3	15.1

Total net revenues	100.0	100.0

Cost of net revenues:
Products	32.7	24.1
Services	14.5	5.5

Total cost of net revenues	47.2	29.6

Gross margin	52.8	70.4

Operating expenses:
Sales and marketing	54.7	30.0
Research and development	20.0	11.6
General and administrative	19.2	7.7
Restructuring charges	4.3	—
Amortization of unearned compensation	2.3	2.8

Total operating expenses	100.5	52.1
Income (loss) from operations	(47.7)	18.3
Other income, net	1.8	3.8

Income (loss) before income taxes	(45.9)	—
Income tax provision	(9.9)	—

Net income (loss)	(36.0)%	22.1%

Net Revenues:

    Net revenues consist of sales of our products and services, which include software licenses and services. Services include revenue from service and support agreements provided as part of the initial product sale, sales of extended service and support contracts and consulting services.

    Product revenues.  Product revenues increased by 8.9% from $16.3 million for the three months ended December 31, 1999 to $17.7 million for the three months ended December 31, 2000. This increase in product revenues was due primarily to an increase in the quantity of our products sold through our indirect sales channels and to a lesser extent to an increase of sales through our direct sales channels. This increase also reflects the addition of new customers, as well as repeat sales to existing customers.

    Service revenues.  Service revenues increased by 142.1% from $2.9 million for the three months ended December 31, 1999 to $7.0 million for the three months ended December 31, 2000. This increase was due primarily to an increase in the installed base of our products and the renewal of service and support contracts.

    International revenues represented 31% and 12% of net revenues for the three months ended December 31, 2000 and 1999, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot assure you that international sales as a percentage of net revenues will remain at current levels. Substantially all sales transactions are denominated in U.S. dollars.

    As our net revenue base increases, we do not believe we can sustain percentage growth rates that we have experienced historically. We anticipate our average selling prices to decrease primarily as a result of a shift in our channel mix and to a lesser extent increased competition.

Cost of Net Revenues:

    Cost of net revenues consists primarily of out-sourced hardware components and manufacturing, fees for third-party software products integrated into our products, service and support personnel and an allocation of our facilities and depreciation expenses.

    Cost of product revenues.  Cost of product revenues increased by 74.9%, from $4.6 million for the three months ended December 31, 1999 to $8.1 million for the three months ended December 31, 2000 and increased as a percentage of product revenues to 45.6% from 28.4% for the same periods. This increase as a percentage of product revenues was due to component enhancements of our products and a decrease in our average selling price as a result of a change in our channel mix.

    Cost of service revenues.  Cost of service revenues increased by 238.4%, from $1.1 million for the three months ended December 31, 1999 to $3.6 million for the three months ended December 31, 2000 and increased as a percentage of service revenues to 51.2% from 36.6% for the same periods. This increase as a percentage of cost of service revenues was due to increased personnel costs related to hiring.

    Sales and marketing.  Our sales and marketing expenses consist primarily of salaries, commissions and related benefits of our sales and marketing staff, costs of our marketing programs, including public relations, advertising and trade shows and an allocation of our facilities and depreciation expenses. Sales and marketing expenses increased by 135.6%, from $5.7 million for the three months ended December 31, 1999 to $13.5 million for the three months ended December 31, 2000. This increase was due to an increase in sales and marketing and professional services personnel from 117 to 258, increased commissions, and increased advertising and promotional activities. We expect to continue increasing the number of commissioned sales staff in order to grow our revenues.

    Research and development.  Our research and development expenses consist primarily of salaries and related benefits for our product development personnel and an allocation of our facilities and depreciation expenses. Research and development expenses increased by 122.2%, from $2.2 million for the three months ended December 31, 1999 to $4.9 million for the three months ended December 31, 2000. This increase was due primarily to an increase in product development personnel from 69 to 128. Our future success is dependent in large part on the continued enhancement of our current products and our ability to develop new, technologically advanced products that meet the sophisticated needs of our customers. We expect research and development expenses to increase in future periods.

    General and administrative.  Our general and administrative expenses consist primarily of salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, and an allocation of our facilities and depreciation expenses. General and administrative expenses increased by 221.1% from $1.5 million for the three months ended December 31, 1999 to $4.7 million for the three months ended December 31, 2000. This increase was due primarily to an increase in general and administrative personnel from 44 to 66.

    Restructuring charge.  During the three months ended December 31, 2000 we recorded a restructuring charge of $1.1 million in connection with management's decision to realign operating expenses with revenue growth. The charge consisted primarily of costs associated with a 17% reduction in the workforce throughout all lines of the business.

    Stock compensation.  We recorded stock compensation charges of $543,000 and $576,000 for the three months ended December 31, 1999 and 2000, respectively.

    Other income, net.  Other income consists primarily of earnings on our cash and cash equivalent balances. Net other income was $741,000 for the three months ended December 31, 1999 and $437,000 for the three months ended December 31, 2000. This decrease in our cash balance was due primarily to the investment in the building of our corporate facilities and our global business.

    Income taxes.  At December 31, 2000 the Company had net operating loss carryforwards of approximately $8.0 million, which begin to expire in 2011. Until June 30, 2000, the Company had provided a full valuation allowance against deferred tax assets. Based upon available evidence, which included a review of historical operating performance, the Company determined that certain of these deferred tax assets were more likely than not realized and therefore reduced the valuation allowance related to those deferred tax assets.

    An increase from $4.9 million to $8.1 million in the valuation allowance was recorded against the deferred tax assets as a result of the operating losses incurred during the three months ended December 31, 2000.

Liquidity and Capital Resources

    Cash and cash equivalents, short-term investments, and restricted cash decreased from $53.0 million at September 30, 2000 to $36.0 million at December 31, 2000, a decrease of $17.0 million. This decrease is primarily due to increases in inventory and capital expenditures. Inventory levels increased 218% from September 30, 2000 to December 31, 2000. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times. Any such increases in inventory can be expected to reduce cash and cash equivalents, and short-term investments. The increase in capital expenditures is primarily associated with the completion of the new corporate facilities.

    Cash used in investing activities was $5.9 million for the three months ended December 31, 2000, and $1.3 million for the three months ended December 31, 1999. The increase in investing activities was primarily the result of capital expenditures associated with the completion of the new corporate facilities.

    As of December 31, 2000, our principal commitments consisted of obligations outstanding under operating leases. In April 2000, we entered into a lease agreement on two buildings for a new corporate headquarters. The lease commenced in July 2000 on the first building; and the lease on the second building commenced in October 2000. The lease for both buildings expires in 2012 with an option for renewal. The company established a restricted escrow account in connection with this lease agreement. Under the term of the lease, a $6 million irrevocable standby letter of credit is required through November 2012, unless the lease is terminated before then. This amount has been included on the Company's balance sheet as of December 31, 2000 as a component of restricted cash. In the future we may also require a larger inventory of products in order to provide better availability to customers and achieve purchasing efficiencies. Any such increase can be expected to reduce cash, cash equivalents and short-term investments. We expect that our existing cash balances and cash from operations will be sufficient to meet our anticipated working capital and capital expenditures for the foreseeable future.

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

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair value
	(in thousands)
December 31, 2000:
Included in cash and cash equivalents	$6,747	$0	$0	$6,747	$6,747
Weighted average interest rate	6.6%	—	—
Included in short-term investments	$0	$21,822	$2,050	$23,872	$23,872
Weighted average interest rates	—	6.8%	7.0%

    Foreign Currency Risk.  Currently the majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 2000 and the three months ended December 31, 2000 and expect to continue to do so, we do not anticipate that foreign exchange gains and losses will be significant. We have not engaged in foreign currency hedging to date, however we may do so in the future.

PART II

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits:

  None

(b)
Reports on Form 8-K:

  No reports on Form 8-K were filed by the Company during the period ended December 31, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of February, 2001.

F5 NETWORKS, INC. (REGISTRANT)
By:	/s/ ROBERT J. CHAMBERLAIN Robert J. Chamberlain Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

QuickLinks

F5 NETWORKS, INC. FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2000 TABLE OF CONTENTS
PART I Item 1. Financial Statements F5 NETWORKS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)
F5 NETWORKS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands except per share data)
F5 NETWORKS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)
F5 NETWORKS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
PART II
SIGNATURES