Form 10-Q
period 2001-03-31
F5 NETWORKS INC
filed 2001-05-10
CIK 1048695

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                    FORM 10-Q
                                 --------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 22,173,843 shares of common stock, no par value, as of May 1, 2001.

================================================================================

                               Page 1 of 16 Pages

                                F5 NETWORKS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets as of

                March 31, 2001 and September 30, 2000...............       3

             Condensed Consolidated Statements of Operations for the
                three and six months ended March 31, 2001 and 2000..       4

             Condensed Consolidated Statements of Cash Flows for the
                six months ended March 31, 2001 and 2000............       5

             Notes to Condensed Consolidated Financial Statements...       6

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................       9

Item 3.      Quantitative and Qualitative Disclosures about Market
             Risk...................................................       14


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings......................................      None

Item 2.      Changes in Securities and Use of Proceeds..............      None

Item 3.      Defaults upon Securities...............................      None

Item 4.      Submission of Matters to a Vote of Security Holders....       15

Item 5.      Other Information......................................      None

Item 6.      Exhibits and Reports on Form 8-K.......................      None

Signatures   .......................................................       16

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                F5 NETWORKS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 MARCH 31,   SEPTEMBER 30,
                                                                   2001         2000
                                                                -----------  -------------
                                                                (unaudited)
                             ASSETS

Current assets:
  Cash and cash equivalents ..................................   $  30,279    $  53,017
  Accounts receivable, net of allowances of $3,801 and $1,666       25,113       38,237
  Inventories ................................................       8,845        5,231
  Other current assets .......................................       3,887        2,290
  Deferred income taxes ......................................       4,282        1,858
                                                                 ---------    ---------
    Total current assets .....................................      72,406      100,633
                                                                 ---------    ---------

Restricted cash ..............................................       6,347        6,182
Property and equipment, net ..................................      17,812       13,524
Other assets, net ............................................         502          541
Deferred income taxes ........................................       3,015        1,540
                                                                 ---------    ---------
    Total assets .............................................   $ 100,082    $ 122,420
                                                                 =========    =========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable .........................................   $   3,905    $  10,561
    Accrued liabilities ......................................       9,915        7,975
    Deferred revenue .........................................      13,628       16,199
                                                                 ---------    ---------
      Total current liabilities ..............................      27,448       34,735
                                                                 ---------    ---------

Commitments and Contingencies:

Shareholders' equity:
Common stock, no par value; 100,000,000 shares authorized
  21,997,000 and 21,613,000 shares issued and outstanding ....      87,620       87,419
Note receivable from shareholder .............................        (469)        (469)
Accumulated other comprehensive income (loss) ................         297          (52)
Unearned compensation ........................................        (990)      (3,061)
Retained earnings (deficit) ..................................     (13,824)       3,848
                                                                 ---------    ---------
    Total shareholders' equity ...............................      72,634       87,685
                                                                 ---------    ---------
      Total liabilities and shareholders' equity .............   $ 100,082    $ 122,420
                                                                 =========    =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                F5 NETWORKS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited, in thousands except per share data)



                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                  MARCH 31,              MARCH 31,
                                            --------------------   --------------------
                                              2001        2000       2001        2000
                                            --------    --------   --------    --------
Net revenues:
    Products ............................   $ 19,772    $ 18,532   $ 37,497    $ 34,814
    Services ............................      7,295       5,072     14,303       7,963
                                            --------    --------   --------    --------
        Total net revenues ..............     27,067      23,604     51,800      42,777
                                            --------    --------   --------    --------

Cost of net revenues:
    Products ............................      7,753       5,053     15,839       9,677
    Services ............................      3,238       1,792      6,822       2,851
    Provision for excess inventory ......      4,910          --      4,910          --
                                            --------    --------   --------    --------
        Total cost of net revenues ......     15,901       6,845     27,571      12,528
                                            --------    --------   --------    --------
    Gross profit ........................     11,166      16,759     24,229      30,249
                                            --------    --------   --------    --------

Operating expenses:
    Sales and marketing .................     12,877       8,452     26,405      14,194
    Research and development ............      4,652       2,761      9,596       4,986
    General and administrative ..........      4,251       1,748      8,998       3,226
    Restructuring charge ................        (96)         --        975          --
    Amortization of unearned compensation      1,595         470      2,171       1,013
                                            --------    --------   --------    --------
        Total operating expenses ........     23,279      13,431     48,145      23,419
                                            --------    --------   --------    --------

Income (loss) from operations ...........    (12,113)      3,328    (23,916)      6,830
Other income, net .......................      1,111         818      1,547       1,559
                                            --------    --------   --------    --------
Income (loss) before income taxes .......    (11,002)      4,146    (22,369)      8,389

Income tax benefit ......................      2,260          --      4,697          --
                                            --------    --------   --------    --------
    Net income (loss) ...................   $ (8,742)   $  4,146   $(17,672)   $  8,389
                                            ========    ========   ========    ========

Net income (loss) per share - basic .....   $  (0.40)   $   0.20   $  (0.81)   $   0.40
                                            ========    ========   ========    ========
Weighted average shares - basic .........     21,917      21,198     21,796      20,811
                                            ========    ========   ========    ========

Net income (loss) per share - diluted ...   $  (0.40)   $   0.18   $  (0.81)   $   0.36
                                            ========    ========   ========    ========
Weighted average shares - diluted .......     21,917      23,105     21,796      23,092
                                            ========    ========   ========    ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                F5 NETWORKS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (unaudited, in thousands)

                                                             SIX MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ....................................   $(17,672)   $  8,389
  Adjustments to reconcile net income (loss) to net cash
    provided by (used
    in) operating activities:
  Restructuring charges ................................        975          --
  Provisions for asset write downs .....................        378          --
  Gain/Loss on sale of assets ..........................        120          --
  Provision for inventory write down ...................      4,910          --
  Unrealized gain/loss on investments ..................        186          87
  Amortization of unearned compensation ................      2,171       1,013
  Provision for doubtful accounts and sales returns ....      8,908         702
  Depreciation and amortization ........................      2,385         870
  Deferred income taxes ................................     (3,891)         --
  Changes in operating assets and liabilities:
      Accounts receivable ..............................      4,245     (11,506)
      Inventories ......................................     (6,631)       (950)
      Other assets .....................................     (2,345)       (889)
      Accounts payable and accrued liabilities .........     (6,700)      2,546
      Deferred revenue .................................     (2,537)      5,543
                                                           --------    --------
       Net cash provided by (used in) operating
          activities ...................................    (15,498)      5,805
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from the sale of property and equipment .....         90
  Investment in restricted cash ........................       (165)        (66)
  Purchases of property and equipment ..................     (7,232)     (3,288)
                                                           --------    --------
       Net cash used in investing activities ...........     (7,307)     (3,354)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from the secondary offering, net of issuance
  costs ................................................         --      31,475
  Proceeds from the exercise of stock options and
       warrants ........................................      1,183       2,322
  Proceeds from payments on shareholder loan ...........         --         187
  Repurchase of common stock ...........................     (1,082)         --
                                                           --------    --------
       Net cash provided by financing activities .......        101      33,984
                                                           --------    --------
       Net increase (decrease) in cash and cash
        equivalents ....................................    (22,704)     36,435
      Effect of exchange rate changes on cash and
        cash equivalents ...............................        (34)         (7)
                                                           --------    --------
  Cash and cash equivalents, at beginning of period ....     53,017      24,797
                                                           --------    --------
  Cash and cash equivalents, at end of period ..........   $ 30,279    $ 61,225
                                                           ========    ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                F5 NETWORKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      THE COMPANY AND BASIS OF PRESENTATION:

        The accompanying unaudited condensed consolidated financial statements have been prepared by F5 Networks, Inc. ("F5") in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at March 31, 2001, its operating results for the three and six months ended March 31, 2001 and 2000 and cash flows for the six months ended March 31, 2001 and 2000. The condensed consolidated balance sheet at September 30, 2000 has been derived from audited financial statements as of that date. These consolidated financial statements and the notes should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2000.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

        The financial statements consolidate the accounts of F5 Networks, Inc. and its wholly owned subsidiaries F5 Networks, Ltd., F5 Networks, Singapore Pte. Ltd. and F5 Networks, Japan K.K. and are collectively hereinafter referred to as the "Company". All intercompany transactions have been eliminated.

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

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        Cash equivalents are highly liquid investments, consisting of investments in money market funds and marketable securities which are readily convertible to cash without penalty and subject to insignificant risk of changes in value. The Company's cash and cash equivalents balance consists of the following:

                                                    MARCH 31,     SEPTEMBER 30,
                                                      2001            2000
                                                  ------------    -------------
                                                         (IN THOUSANDS)
Cash.........................................       $ 6,839          $18,354
Short-term investments.......................        23,440           34,663
                                                    -------          -------
                                                    $30,279          $53,017
                                                    =======          =======

CONCENTRATION OF CREDIT RISK

        The Company places its temporary cash investments with five major financial institutions. As of March 31, 2001, all of the Company's temporary cash investments were placed with five institutions.

        The Company's customers are from diverse industries and geographic locations. The majority of net revenues from international customers are denominated in U.S. dollars and were approximately $9.0 million for the three months ended March 31, 2001, and $6.6 million for the three months ended March 31, 2000. For the six months ended March 31, 2001 and 2000, one customer accounted for 9.5% and 19.6% of net revenues, respectively. One customer accounted for 4.8% and 10.6% of the Company's accounts receivable balance at March 31, 2001 and 2000, respectively.

INVENTORIES

        Inventories consist of hardware, software and related component parts and are recorded at the lower of cost or market (as determined by the first-in, first-out method).

Inventories are comprised of the following:

                                                    MARCH 31,     SEPTEMBER 30,
                                                      2001            2000
                                                  ------------    -------------
                                                         (IN THOUSANDS)
   Finished goods..............................     $ 8,370          $2,045
   Raw materials...............................       3,515           3,186
   Less: Provision for excess of inventory......     (3,040)             --
                                                    -------          ------
                                                    $ 8,845          $5,231
                                                    =======          ======


        Due to changes in current market conditions, and a revision of our sales forecast, a review was made of our inventory needs and an assessment of our future purchase commitments as of March 31, 2001. As a result, we determined a provision for excess inventory and future purchase commitments would be recorded. The provision for excess inventory was charged to cost of revenues in the amount of $3.8 million as of March 31, 2001, which consisted of a $3.0 million inventory valuation allowance and $800,000 of future purchase commitments. An additional $1.1 million was included in the provision for excess inventory in the statement of operations. The charge is associated with changes in the configuration of our EDGE-FX Cache product, which will increase the functionality of the product. These costs are associated with updating both existing inventory and product previously sold to customers, as well as costs to fulfill existing purchase commitments, have been included in cost of revenues at March 31, 2001.

COMPREHENSIVE INCOME (LOSS)

    The following table sets forth a reconciliation of net income (loss) to comprehensive income (loss), net of tax:

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           MARCH 31,             MARCH 31,
                                                      ------------------    -------------------
                                                        2001       2000       2001        2000
                                                      -------     ------    --------     ------
                                                         (IN THOUSANDS)       (IN THOUSANDS)
   Net income (loss)..............................    $(8,742)    $4,146    $(17,672)    $8,389

   Unrealized gain (loss) on investments..........        564         31        (186)        87
   Foreign currency translation adjustment........        (48)        (6)       (162)        (7)
                                                      -------     ------    --------     ------
   Comprehensive income (loss)....................    $(8,226)    $4,171    $(18,020)    $8,469
                                                      =======     ======    ========     ======


NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. The Company excluded the impact of dilutive common stock equivalent shares from the calculation of diluted net loss per share as the inclusion of such elements would be antidilutive.

        The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended March 31, 2001 and 2000 (in thousands, except per share data):

                                                 THREE MONTH ENDED         SIX MONTH ENDED
                                                     MARCH 31,                MARCH 31,
                                                --------------------     --------------------
                                                  2001        2000         2001        2000
                                                --------    --------     --------    --------
NUMERATOR:
  Net income (loss) .........................   $ (8,742)   $  4,146     $(17,672)   $  8,389
                                                ========    ========     ========    ========
DENOMINATOR:
  Weighted average shares outstanding - basic     21,917      21,198       21,796      20,811
  Dilutive effect of common shares from stock
    options .................................         --       1,896           --       2,034
  Dilutive effect of common shares from
    warrants ................................         --          11           --         247
                                                --------    --------     --------    --------
  Weighted average shares outstanding -
    diluted .................................     21,917      23,105       21,796      23,092
                                                ========    ========     ========    ========
Basic net income (loss) per share ...........   $  (0.40)   $   0.20     $  (0.81)   $   0.40
                                                ========    ========     ========    ========
Diluted net income (loss) per share .........   $  (0.40)   $   0.18     $  (0.81)   $   0.36
                                                ========    ========     ========    ========


RESTRUCTURING CHARGE

        During the first fiscal quarter of 2001, F5 recorded a restructuring charge of $1.1 million in connection with management's decision to bring operating expenses in line with the business revenue growth model. As a result of changes in the business revenue growth model, the Company terminated 96 employees throughout all divisions of the Company. In January 2001, all identified employees had been terminated. During the quarter ended March 31, 2001, the Company reversed $96,000 of the original accrual due to a revision of previous estimates. As of March 31, 2001, substantially all of the restructuring charge accrued during the first fiscal quarter of 2001 has been paid.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Financial Statements and Notes. Our discussion contains forward-looking statements based upon current expectations. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. Because these forward-looking statements involve risks and uncertainties, our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and "Business" in the Company's Form 10-K for the fiscal year ended September 30, 2000, and elsewhere in this report.

OVERVIEW

        F5 Networks, Inc. ("F5") is a leading provider of integrated Internet traffic and content management solutions designed to improve the availability and performance of Internet-based servers and applications. Our products monitor and manage local and geographically dispersed servers and intelligently direct traffic to the server best able to handle a user's request. Our content management products enable network managers to increase access to content by capturing and storing it at points between production servers and end-users and ensure that newly published or updated files and applications are replicated uniformly across all target servers. When combined with our network management tools, these products help organizations optimize their network server availability and performance and cost-effectively manage their Internet infrastructure.

        Currently, we derive approximately 57% of our net revenues from sales of BIG-IP, and we expect to derive a significant portion of our net revenues from sales of BIG-IP in the future. For the three months ended March 31, 2001, no individual customer represented more than 10% of our total revenues.

        Net revenues derived from customers located outside of the United States were $9.0 million and $4.4 million for the three months ended March 31, 2001 and 2000, respectively. We plan to continue expanding our international operations, primarily in the European and the Asia Pacific markets, because we believe international markets represent significant growth opportunity.

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

        In view of the rapidly changing nature of our business, our limited operating history and the current economic conditions, we believe that period-to-period comparisons of net revenues and operating results are not necessarily meaningful and should not be relied upon as indicators of future performance. To achieve profitability we will need to increase our net revenues and manage operating expenses.

        We have recorded a total of $8.3 million of stock compensation costs since our inception through March 31, 2001. These charges represent the difference between the exercise price and the deemed fair value of certain stock options granted to our employees and outside directors. These options generally vest ratably over a four-year period. We are amortizing these costs using an accelerated method as prescribed by FASB interpretation No. 28 ("FIN No. 28") and have recorded stock compensation charges of $2.1 million, $2.5 million and $420,000 for the years ended September 30, 2000, 1999 and 1998, respectively and $1.6 million and $470,000 for the three months ended March 31, 2001 and 2000.

        We expect to recognize amortization expense related to unearned compensation of approximately $2.6 million, $400,000, $60,000 and $0 during the years ended September 30, 2001, 2002, 2003 and 2004, respectively. We cannot guarantee, however, that we will not accrue additional stock compensation costs in the future or that our current estimate of these costs will prove accurate.

RESULTS OF OPERATIONS

        The following table sets forth financial data as a percentage of total net revenues for the periods indicated.

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        MARCH 31,                MARCH 31,
                                                    ------------------       -----------------
                                                      2001       2000        2001        2000
                                                     ------     ------       ------     ------
                                                        (UNAUDITED)             (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Net revenues:
   Products ....................................      73.0%       78.5%        72.4%      81.4%
   Services ....................................      27.0        21.5         27.6       18.6
                                                     -----       -----        -----      -----
           Total net revenues ..................     100.0       100.0        100.0      100.0
                                                     -----       -----        -----      -----
Cost of net revenues:
   Products ....................................      28.6        21.4         30.6       22.6
   Services ....................................      12.0         7.6         13.2        6.7
   Provision for excess inventory...............      18.1          --          9.4         --
                                                     -----       -----        -----      -----
           Total cost of net revenues ..........      58.7        29.0         53.2       29.3
                                                     -----       -----        -----      -----
           Gross margin ........................      41.3        71.0         46.8       70.7
                                                     -----       -----        -----      -----
Operating expenses:
   Sales and marketing .........................      47.6        35.8         51.0       33.2
   Research and development ....................      17.2        11.7         18.5       11.7
   General and administrative ..................      15.7         7.4         17.4        7.5
   Restructuring charges........................       (.4)         --          1.9         --
   Amortization of unearned compensation .......       5.9         2.0          4.2        2.3
                                                     -----       -----        -----      -----
           Total operating expenses ............      86.0        56.9         93.0       54.7
Income (loss) from operations ..................     (44.7)       14.1        (46.2)      16.0
Other income, net ..............................       1.6         3.5          0.1        3.6
Interest income (expense), net..................       2.5          --          2.6         --
                                                     -----       -----        -----      -----
Income (loss) before income taxes...............     (40.6)       17.6        (43.2)      19.6
Income tax provision............................      (8.4)         --         (9.1)        --
                                                     -----       -----        -----      -----
Net income (loss) ..............................     (32.2)%      17.6%        34.1%      19.6%
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

        Product revenues. Product revenues increased by 6.7% from $18.5 million for the three months ended March 31, 2000 to $19.8 million for the three months ended March 31, 2001. Product revenues increased 7.7% from $34.8 million for the six months ended March 31, 2000 to $37.5 million for the six months ended March 31, 2001. The increase in product revenues were due primarily to an increase in the quantity of our products sold through our international indirect sales channels. This increase also reflects the addition of new customers, as well as repeat sales to existing customers.

        Service revenues. Service revenues increased by 43.8% from $5.1 million for the three months ended March 31, 2000 to $7.3 million for the three months ended March 31, 2001. Service revenues increased 79.6% from $8.0 million for the six months ended March 31, 2000 to $14.3 million for the six months ended March 31, 2001. The increase was due primarily to an increase in the installed base of our products and the renewal of service and support contracts.

        International revenues represented 32.6% and 18.48% of net revenues for the three months ended March 31, 2001 and 2000, respectively. International revenues represented 31.7% and 15.5% for the six months ended March 31, 2001 and 2000. We expect international sales will continue to represent a significant portion of net revenues, although we cannot assure you that international sales as a percentage of net revenues will remain at current levels.

        We anticipate our average selling prices to decrease primarily as a result of a shift in our channel mix and, to a lesser extent, increased competition. This decrease may have a negative impact on our gross margin. In order to maintain our gross margin, we must continually manage our cost of revenues to offset the decrease in our average sales price.

COST OF NET REVENUES:

        Cost of net revenues consists primarily of out-sourced hardware components and manufacturing, fees for third-party software products integrated into our products, service and support personnel, an allocation of our facilities and depreciation expenses.

        Cost of product revenues. Cost of product revenues increased by 53.4%, from $5.0 million for the three months ended March 31, 2000 to $7.8 million for the three months ended March 31, 2001 and increased as a percentage of product revenues from 27.3% to 39.2% for the same periods. Cost of product revenues increased by 63.7% from $9.7 million for the six months ended March 31, 2000 to $15.8 million for the six months ended March 31, 2001 and increased as a percentage of product revenues from 27.8% to 42.2% for the same periods. The increases as a percentage of product revenues was due to component enhancements of our products and a decrease in our average selling price as a result of a change in our channel mix.

        Due to changes in current market conditions, and a revision of our sales forecast, a review was made of our inventory needs and an assessment of our future purchase commitments as of March 31, 2001. As a result, we determined a provision for excess inventory and future purchase commitments would be recorded. The provision for excess inventory was charged to cost of revenues in the amount of $3.8 million as of March 31, 2001, which consisted of a $3.0 million inventory valuation allowance and $800,000 of future purchase commitments. An additional $1.1 million was included in the provision for excess inventory in the statement of operations. The charge is associated with changes in the configuration of our EDGE-FX Cache product, which will increase the functionality of the product. These costs are associated with updating both existing inventory and product previously sold to customers, as well as costs to fulfill existing purchase commitments, have been included in cost of revenues at March 31, 2001.

        Cost of service revenues. Cost of service revenues increased by 80.7%, from $1.8 million for the three months ended March 31, 2000 to $3.2 million for the three months ended March 31, 2001 and increased as a percentage of service revenues from 35.3% to 44.4% for the same periods. Cost of service revenues increased by 139.3% from $2.9 million for the six months ended March 31, 2000 to
6.8 million for the six months ended March 31, 2001 and increased as a percentage of service revenues from 35.8% to 47.7% for the same periods. The increases as a percentage of cost of service revenues was due to increased personnel costs related to hiring. The personnel associated with cost of service revenues increased from 43 as of March 31, 2000 to 95 as of March 31, 2001.

        Sales and marketing. Our sales and marketing expenses consist primarily of salaries, commissions and related benefits of our sales and marketing staff, costs of our marketing programs, including public relations, advertising and trade shows and an allocation of our facilities and depreciation expenses. Sales and marketing expenses increased by 52.3%, from $8.5 million for the three months ended March 31, 2000 to $12.9 million for the three months ended March 31, 2001. Sales and marketing expenses increased by 86% from $14.2 million for the six months ended March 31, 2000 to $26.4 million for the six months ended March 31, 2001. These increases were due to an increase in sales and marketing and professional services personnel from 170 to 212, increased commissions, and increased advertising and promotional activities. We expect to continue increasing the number of commissioned sales staff in order to grow our revenues.

        Research and development. Our research and development expenses consist primarily of salaries and related benefits for our product development personnel and an allocation of our facilities and depreciation expenses. Research and development expenses increased by 68.5%, from $2.8 million for the three months ended March 31, 2000 to $4.7 million for the three months ended March 31, 2001. Research and development expenses increased by 92.5% from $5.0 million for the six months ended March 31, 2000 to $9.6 million for the six months ended March 31, 2001. These increases were due primarily to an increase in product development personnel from 89 to 115. Our future success is dependent in a large part on the continued enhancement of our current products and our ability to develop new, technologically advanced products that meet the sophisticated needs of our customers. We expect research and development expenses to increase in future periods.

        General and administrative. Our general and administrative expenses consist primarily of salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, and an allocation of our facilities and depreciation expenses. General and administrative expenses increased by 143.2% from $1.8 million for the three months ended March 31, 2000 to $4.3 million for the three months ended March 31, 2001. General and administrative expenses increased by 178.9% from $3.2 million for the six months ended March 31, 2000 to $9.0 million for the six months ended March 31, 2001. These increases were due primarily to an increase in general and administrative personnel from 48 to 67.

        Restructuring charge. During the first fiscal quarter of 2001, F5 recorded a restructuring charge of $1.1 million in connection with management's decision to bring operating expenses in line with the business revenue growth model. As a result of change in the business revenue growth model, the Company terminated 96 employees throughout all divisions of the Company. In January 2001, all identified employees had been terminated. During the quarter ended March 31, 2001, the Company reversed $96,000 of the original accrual due to a revision of previous estimates. As of March 31, 2001, substantially all of the restructuring charge accrued during the first fiscal quarter of 2001, has been paid.

        Stock compensation. We recorded stock compensation charges of $470,000 for the three months ended March 31, 2000 and $1.6 million for the three months ended March 31, 2001. The increase was the result of stock granted below fair market value to an executive officer. For the six months ended March 31, 2000 and 2001, stock compensation was $1.0 million and $2.2 million, respectively.

        Other income, net. Other income consists primarily of earnings on our cash and cash equivalent balances. Other income, net was $818,000 for the three months ended March 31, 2000 and $1.1 million for the three months ended March 31, 2001. The decrease in other income is due to a decline in our cash and cash equivalent balances which were used for investment in the building of our corporate facilities and our global business. For the six months ended March 31, 2000 and 2001, other income, net, was $1.6 million and $1.5 million, respectively.

        Income taxes. At March 31, 2001 the Company had net operating loss carryforwards of approximately $10.9 million, which begin to expire in 2011. Until June 30, 2000, the Company had provided a full valuation allowance against deferred tax assets. Based upon available evidence, which included a review of historical operating performance, the Company determined that certain of these deferred tax assets were more likely than not realized and therefore reduced the valuation allowance related to those deferred tax assets.

        An increase from $4.9 million to $10.9 million in the valuation allowance was recorded against the deferred tax assets as a result of the operating losses incurred during the six months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents, short-term investments, and restricted cash decreased from $53.0 million at September 30, 2000 to $30.3 million at March 31, 2001, a decrease of $22.7 million. This decrease is primarily due to increases in inventory and working capital requirements necessary to fund our operations. Inventory levels increased 69% from September 30, 2000 to March 31, 2001. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times. Any such increases in inventory can be expected to reduce cash and cash equivalents, and short-term investments.

        Cash used in investing activities was $7.3 million for the six months ended March 31, 2001, and $3.4 million for the six months ended March 31, 2000. The increase in investing activities was primarily the result of capital expenditures associated with the completion of the new corporate facilities.

        As of March 31, 2001, our principal commitments consisted of obligations outstanding under operating leases. In April 2000, we entered into a lease agreement on two buildings for a new corporate headquarters. The lease commenced in July 2000 on the first building; and the lease on the second building commenced in October 2000. The lease for both buildings expires in 2012 with an option for renewal. In April 2001, we signed an agreement to sublease the second building. The sublease will substantially cover our monthly costs as the primary tenant. The company established a restricted escrow account in connection with this lease agreement. Under the term of the lease, a $6 million irrevocable standby letter of credit is required through November 2012, unless the lease is terminated before then. This amount has been included on the Company's balance sheet as of March 31, 2001 as a component of restricted cash. In the future we may also require a larger inventory of products in order to provide better availability to customers and achieve purchasing efficiencies. Any such increase can be expected to reduce cash, cash equivalents and short-term investments. We expect that our existing cash balances and cash from operations will be sufficient to meet our anticipated working capital and capital expenditures for the foreseeable future.

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

                                                               MATURING IN
                                    ---------------------------------------------------------------
MARCH 31, 2001:                     THREE MONTHS  THREE MONTHS  GREATER THAN
                                      OR LESS      TO ONE YEAR    ONE YEAR      TOTAL    FAIR VALUE
                                    ------------  ------------  ------------  ---------  ----------
                                                            (IN THOUSANDS)
Included in cash and cash
  equivalents.....................    $ 1,728            --          --        $  1,728   $  1,728
  Weighted average interest rate         6.04%           --          --              --         --
Included in short-term
  investments.....................         --       $24,006          --        $ 24,006   $ 24,006
  Weighted average interest
  rates...........................         --          5.96%         --              --         --


        Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 2000 and the six months ended March 31, 2001 and expect to continue to do so, we do not anticipate that foreign exchange gains and losses will be significant. We have not engaged in foreign currency hedging to date, however we may do so in the future.

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Shareholders on April 20, 2001 to elect two class II directors and amend the Company's 1998 Equity Incentive Plan to increase the number of shares issuable by an additional 2,000,000 shares. At the Annual Meeting, the following nominees were elected as follows:

                                                         VOTES
                                                         -----
                                              FOR                   AGAINST
                                              ---                   -------
          John McAdam                     18,037,258                177,821
          Alan J. Higginson               18,036,658                178,421

         The shareholders voted in favor of amending the Company's 1998 Equity Incentive Plan to increase the number of shares issuable by an additional 2,000,000 shares, with voting as follows: 6,595,764 for, 1,242,679 against, and 45,134 abstain.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               None

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed by the Company during the period ended March 31, 2001.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of May, 2001.

                                     F5 Networks, Inc.
                                     (Registrant)

                                     By /s/ Robert J. Chamberlain
                                     -------------------------------
                                     Robert J. Chamberlain
                                     Chief Financial Officer

                                     (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)