Form 10-Q
period 2001-06-30
F5 NETWORKS INC
filed 2001-08-13
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ .

Commission File Number 000-26041

F5 NETWORKS, INC.
 (Exact name of registrant as specified in its charter)

WASHINGTON (State or other jurisdiction of incorporation or organization)	91-1714307 (I.R.S. Employer Identification Number)

401 Elliott Avenue West
Seattle, Washington 98119
 (Address of principal executive offices and zip code)

(206) 272-5555
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [   ].

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 24,799,397 shares of common stock, no par value, as of August 6, 2001.

Page 1 of 17 Pages

F5 NETWORKS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2001

     PART I. FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2001 and September 30, 2000	3

	Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 2.	Changes in Securities and Use of Proceeds	None

Item 3.	Defaults upon Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		17

PART I

Item 1. Financial Statements

F5 NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	June 30,	September 30,
	2001	2000

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$68,597	$53,017

Accounts receivable, net of allowances of $2,762 and $1,666	25,637	38,237

Inventories	4,164	5,231

Other current assets	4,428	2,290

Deferred income taxes	4,961	1,858

Total current assets	107,787	100,633

Restricted cash	6,427	6,182

Property and equipment, net	16,737	13,524

Other assets, net	679	541

Deferred income taxes	2,493	1,540

Total assets	$134,123	$122,420

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,722	$10,561

Accrued liabilities	11,102	7,975

Deferred revenue	12,203	16,199

Total current liabilities	27,027	34,735

Shareholders’ equity:

Common stock, no par value; 100,000,000 shares authorized 24,690,000 and 21,613,000 shares issued and outstanding	123,393	87,419

Note receivable from shareholder	(469)	(469)

Accumulated other comprehensive income (loss)	353	(52)

Unearned compensation	(746)	(3,061)

Retained earnings (accumulated deficit)	(15,435)	3,848

Total shareholders’ equity	107,096	87,685

Total liabilities and shareholders’ equity	$134,123	$122,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

F5 NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,

	2001	2000	2001	2000

Net revenues:

Products	$21,298	$23,834	$58,795	$58,648

Services	7,703	5,387	22,006	13,350

Total net revenues	29,001	29,221	80,801	71,998

Cost of net revenues:

Products	7,701	6,032	23,540	15,709

Services	2,908	2,238	9,730	5,089

Provision for excess inventory	—	—	4,910	—

Total cost of net revenues	10,609	8,270	38,180	20,798

Gross profit	18,392	20,951	42,621	51,200

Operating expenses:

Sales and marketing	12,311	10,575	38,480	24,769

Research and development	4,242	3,422	13,533	8,408

General and administrative	3,138	2,222	11,962	5,448

Restructuring charge	—	—	975	—

Amortization of unearned compensation	245	434	2,416	1,447

Total operating expenses	19,936	16,653	67,366	40,072

Income (loss) from operations	(1,544)	4,298	(24,745)	11,128

Other income, net	562	855	1,394	2,414

Income (loss) before income taxes	(982)	5,153	(23,351)	13,542

Provision (benefit) for income taxes	629	1,308	(4,068)	1,308

Net income (loss)	$(1,611)	$3,845	$(19,283)	$12,234

Net income (loss) per share — basic	$(0.07)	$0.18	$(0.88)	$0.58

Weighted average shares — basic	22,194	21,354	21,928	20,994

Net income (loss) per share — diluted	$(0.07)	$0.17	$(0.88)	$0.53

Weighted average shares — diluted	22,194	23,004	21,928	22,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

F5 NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended
	June 30,

	2001	2000

Cash flows from operating activities:

Net (loss) income	$(19,283)	$12,234

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Restructuring charges	975	—

Provisions for asset write downs	378	—

Gain/Loss on sale of assets	120	—

Provision for inventory write down	4,910	—

Unrealized gain/loss on investments	220	131

Amortization of unearned compensation	2,415	1,447

Provision for doubtful accounts and sales returns	9,828	2,004

Depreciation and amortization	3,750	1,552

Deferred income taxes	(4,056)	(2,482)

Tax benefit from exercise of stock options	—	3,267

Changes in operating assets and liabilities:

Accounts receivable	2,827	(18,838)

Inventories	(1,920)	(1,139)

Other assets	(3,131)	(2,377)

Accounts payable and accrued liabilities	(6,832)	3,877

Deferred revenue	(3,970)	7,843

Net cash (used in) provided by operating activities	(13,769)	7,519

Cash flows from investing activities:

Increase in restricted cash	(245)	(3,073)

Proceeds from the sale of property and equipment	90	—

Proceeds from leasehold improvements refund	851	—

Purchases of property and equipment	(8,932)	(7,802)

Net cash used in investing activities	(8,236)	(10,875)

Cash flows from financing activities:

Proceeds from the issuance of common stock to Nokia	34,928	—

Costs accrued in connection with the issuance of common stock	1,750	—

Proceeds from the secondary offering, net of issuance costs	—	31,475

Proceeds from the exercise of stock options and warrants	2,028	3,002

Proceeds from payments on shareholder loan	—	234

Repurchase of common stock	(1,082)	—

Net cash provided by financing activities	37,624	34,711

Net increase in cash and cash equivalents	15,619	31,355

Effect of exchange rate changes on cash and cash equivalents	(39)	73

Cash and cash equivalents, at beginning of period	53,017	24,797

Cash and cash equivalents, at end of period	$68,597	$56,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

F5 NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	The Company and Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared by F5 Networks, Inc. (“F5”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at June 30, 2001, its operating results for the three and nine months ended June 30, 2001 and 2000 and cash flows for the nine months ended June 30, 2001 and 2000. The condensed consolidated balance sheet at September 30, 2000 has been derived from audited financial statements as of that date. These consolidated financial statements and the notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2000.

2.	Summary of Significant Accounting Policies:

Principles of Consolidation

     The financial statements consolidate the accounts of F5 Networks, Inc. and its wholly owned subsidiaries F5 Networks, Ltd., F5 Networks, Singapore Pte. Ltd. and F5 Networks, Japan K.K. and are collectively hereinafter referred to as the “Company”. All intercompany transactions have been eliminated.

Reclassifications

     Certain reclassifications to historical amounts within the consolidated financial statements have been made to conform with current year presentations. Such reclassifications did not impact historical net income (loss) or cash flows.

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

Revenue Recognition

     The Company recognizes software revenue under Statement of Position 97-2, “Software Revenue Recognition,” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.”

     The Company sells products through resellers, original equipment manufacturers and other channel partners, as well as to end users, under similar terms. The Company generally combines software license, hardware, installation and customer support elements into a package with a single “bundled” price. The Company allocates a portion of the sales price to each element of the bundled package based on their respective fair values when the individual elements are sold separately. Revenues from the license of software, net of an allowance for estimated returns, are recognized when the product has been shipped and the customer is obligated to pay for the product.

Installation revenue is recognized when the product has been installed at the customer’s site. Revenues for customer support are recognized on a straight-line basis over the service contract terms. Estimated sales returns are based on historical experience by product and are recorded at the time revenues are recognized.

Cash Equivalents and Short-Term Investments

     Cash equivalents are highly liquid investments, consisting of investments in money market funds and marketable securities which are readily convertible to cash and subject to insignificant risk of changes in value. The Company’s cash and cash equivalents balance consists of the following:

	June 30,	September 30,
	2001	2000

	(in thousands)
Cash	$44,883	$18,354

Short-term investments	23,714	34,663

	$68,597	$53,017

Concentration of Credit Risk

     The Company places its temporary cash investments with major financial institutions. As of June 30, 2001, all of the Company’s temporary cash investments were placed with five institutions.

     The Company’s customers are from diverse industries and geographic locations. The majority of net revenues from international customers are denominated in U.S. dollars and were approximately $9.6 million for the three months ended June 30, 2001, and $5.9 million for the three months ended June 30, 2000. For the nine months ended June 30, 2001 and 2000, one customer accounted for 9% and 17% of net revenues, respectively. One customer accounted for 8% and 6% of the Company’s accounts receivable balance at June 30, 2001 and 2000, respectively. A single customer accounted for 8% and 13% of the Company’s net revenues for the three months ended June 30, 2001 and June 30, 2000, respectively.

Inventories

     Inventories consist of hardware, software and related component parts and are recorded at the lower of cost or market (as determined by the first-in, first-out method).

     Inventories are comprised of the following:

	June 30,	September 30,
	2001	2000

	(in thousands)
Finished goods	$5,230	$2,045

Raw materials	2,210	3,186

Less: Provision for excess of inventory	(3,276)	—

	$4,164	$5,231

     Due to changes in current market conditions and a revision of our sales forecast, a review was made of our inventory needs and an assessment of our future purchase commitments as of March 31, 2001. As a result, we determined a provision for excess inventory and future purchase commitments would be recorded. The provision for excess inventory was charged to cost of revenues in the amount of $3.8 million for the nine months ended June 30, 2001, which consisted of a $3.0 million inventory valuation allowance and $800,000 of future purchase commitments. An additional $1.1 million was included in the provision for excess inventory in the statement of operations. The charge is associated with changes in the configuration of our EDGE-FX Cache product, which will increase the functionality of the product. These costs are associated with updating both existing inventory and product previously sold to customers, as well as costs to fulfill existing purchase commitments and have been included in cost of revenues for the nine months ended June 30, 2001. During the quarter ended June 30, 2001 the provision for excess inventory increased by $236,000 due to the receipt of fully reserved, prepaid inventory. As of June 30, 2001 no amount of the reserve has been utilized.

Comprehensive Income (Loss)

     The following table sets forth a reconciliation of net income (loss) to comprehensive income (loss), net of tax:

	Three months ended		Nine months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(in thousands)		(in thousands)

Net income (loss)	$(1,611)	$3,845	$(19,283)	$12,234

Unrealized gain on investments	34	44	221	131

Foreign currency translation adjustment	22	(329)	185	(336)

Comprehensive income (loss)	$(1,555)	$3,560	$(18,877)	$12,029

Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. The Company excludes the impact of dilutive common stock equivalent shares from the calculation of diluted net income (loss) per share when the inclusion of such elements would be antidilutive.

     The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended June 30, 2001 and 2000:

	Three months ended		Nine months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:

Net income (loss)	$(1,611)	$3,845	$(19,283)	$12,234

Denominator:

Weighted average shares outstanding — basic	22,194	21,354	21,928	20,994

Dilutive effect of common shares from stock options		1,640		1,922

Dilutive effect of common shares from warrants		10		17

Weighted average shares outstanding — diluted	22,194	23,004	21,928	22,933

Basic net income (loss) per share	$(0.07)	$0.18	$(0.88)	$0.58

Diluted net income (loss) per share	$(0.07)	$0.17	$(0.88)	$0.53

Restructuring Charge

     During the first fiscal quarter of 2001, we recorded a restructuring charge of $1.1 million in connection with management’s decision to bring operating expenses in line with the business revenue growth model. As a result of changes in the business revenue growth model, the Company terminated 96 employees throughout all divisions of the Company. In January 2001, all identified employees had been terminated. During the quarter ended March 31, 2001, we reversed $96,000 of the original accrual due to a revision of previous estimates. As of March 31, 2001, substantially all of the restructuring charge accrued during the first fiscal quarter of 2001 had been paid.

Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In July 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133.” SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company does not use derivative instruments, therefore the adoption of this statement will not have any effect on the Company’s results of operations or its financial position.

     In December 1999, SEC Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” was issued. This pronouncement summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition. SAB 101 is required to be adopted by the Company for the year ended September 30, 2001. The Company implemented SAB 101 in the first quarter of the fiscal year 2001 and there was no material impact on the Company’s financial statements.

     In July of 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 “Business Combinations” (SFAS No. 141) which is effective for all business combinations initiated after July 1, 2001. SFAS No. 141, supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and requires that all business combinations be accounted for using the purchase method of accounting. Further, SFAS No. 141 requires certain intangibles to be recognized as assets apart from goodwill if they meet certain criteria and also requires expanded disclosures regarding the primary reasons for consummation of the combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. The Company is currently in the process of assessing the impact of this statement on the financial position of the Company.

     In July of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142) which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, and addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the model set forth in SFAS No. 142, goodwill is no longer amortized to earnings, but instead be subject to periodic testing for impairment. The Company is currently in the process of assessing the impact of this statement on the financial position of the Company.

3.	Sale of Common Stock to Nokia

     On June 26, 2001, we entered into a Common Stock and Warrant Purchase Agreement with Nokia Finance International B.V. (“NFI”). Under this Agreement, we issued and sold to NFI (i) 2,466,421 shares of Common Stock and (ii) warrants (the “Warrants”) to purchase additional shares of Common Stock. We received total proceeds of $34.9 million, net of $1.8 million in estimated issuance costs from the sale of these shares and the Warrants. The Warrants allow NFI to purchase additional shares of Common Stock to increase its ownership percentage in the Company (up to a maximum of one share less than 20%) during three ten business day periods beginning on December 31, 2001, June 30, 2002 and December 31, 2002, at an exercise price equal to the average 10-day closing price before the start of each period. As a condition to closing the Agreement, the Company appointed a nominee of NFI to its Board of Directors. As part of this transaction, the Company and NFI also entered into an OEM Software License Agreement and a Technology Development Agreement.

     In addition, the Company and NFI entered into an Investor’s Rights Agreement that governs the relationship between the Company and NFI. Among other things, this agreement grants to NFI certain preemptive and registration rights, as well as the right to nominate a representative to the Company’s Board of Directors. The Investor’s Rights Agreement will terminate on the latest of (i) the second anniversary of the Investor’s Rights Agreement, (ii) the termination of the OEM Agreement, or (iii) the termination of the Technology Agreement.

     We recorded the issuance of the Common Stock and Warrants by allocating the net proceeds to the Common Stock and the Warrants, based upon their relative fair values at the date of issuance. The fair value allocated to the Warrants was $1.7 million based on an independent valuation. Based upon the relative fair value at the date of issuance, the amount of net proceeds allocated to the Warrants, and included as a component of common stock, was $1.6 million. The amount allocated to the Common Stock was $33.4 million.

     NFI has also signed a two-year OEM license and reseller agreement that gives them access to all of F5’s iTCM products. Beginning immediately, Nokia may resell all of our products and integrate our software as part of its market-leading network security solutions, including its firewall and VPN (Virtual Private Network) product families.

     In addition, over the next several months, F5 and NFI will define and pursue a number of joint technology development projects, beginning with the integration between F5’s iTCM software and NFI’s current products, such as its Network Management System (NMS.) Other joint development initiatives may encompass wireless CDNs (Content Deliver Networks) and carrier class Internet Traffic Management devices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Financial Statements and Notes. Our discussion contains forward-looking statements based upon current expectations. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. Because these forward-looking statements involve risks and uncertainties, our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and “Business” in the Company’s Form 10-K for the fiscal year ended September 30, 2000, and elsewhere in this report.

Overview

     F5 Networks, Inc. (“F5”) is a leading provider of integrated Internet traffic and content management solutions designed to improve the availability and performance of Internet-based servers and applications. Our Internet traffic products monitor and manage local and geographically dispersed servers and intelligently direct traffic to the server best able to handle a user’s request. Our content management products enable network managers to increase access to content by capturing and storing it at points between production servers and end-users and ensure that newly published or updated files and applications are replicated uniformly across all target servers. When combined with our network management tools, these products help organizations optimize their network server availability and performance and cost-effectively manage their Internet infrastructure.

     Currently, we derive approximately 55.8% of our net revenues from sales of BIG-IP, and we expect to derive a significant portion of our net revenues from sales of BIG-IP in the future. For the three months ended June 30, 2001, no individual customer represented more than 10% of our total revenues.

     Net revenues derived from customers located outside of the United States were $9.6 million and $5.9 million for the three months ended June 30, 2001 and 2000, respectively. We plan to continue expanding our international operations, primarily in the European and the Asia Pacific markets, because we believe international markets represent significant growth opportunity.

     Customers who purchase our products have the option to receive installation services and an initial customer support contract, typically covering a 12-month period. We generally combine the software license, installation, and customer support elements of our products into a package with a single price. We allocate a portion of the sales price to each element of the bundled package based on their respective fair values as determined when the individual elements are sold separately. Customers may also purchase consulting services, training and renew their initial customer support contract.

     Revenues from the sale of our products and software licenses are recognized when the product has been shipped and the reseller or end user is obligated to pay for the product. Services revenue for installation is recognized when the product has been installed at the customer’s site. Revenues for customer support are recognized on a straight-line basis over the service contract term. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed. Estimated sales returns are based on historical experience by product and are recorded at the time revenues are recognized.

     Our ordinary payment terms to our domestic customers are net 30 days. Our ordinary payment terms to our international customers are net 60 days. We have offered extended payment terms beyond ordinary terms to some customers. For these arrangements, revenue is generally recognized ratably over the terms of the arrangement.

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

     On June 26, 2001, we entered into a Common Stock and Warrant Purchase Agreement with Nokia Finance International B.V. (“NFI”). Under this Agreement, we issued and sold to NFI (i) 2,466,421 shares of Common Stock and (ii) warrants (the “Warrants”) to purchase additional shares of Common Stock. We received total proceeds of $34.9 million, net of $1.8 million in estimated issuance costs from the sale of these shares and the Warrants. The Warrants allow NFI to purchase additional shares of Common Stock to increase its ownership percentage in the Company (up to a maximum of one share less than 20%) during three ten business day periods beginning on December 31, 2001, June 30, 2002 and December 31, 2002, at an exercise price equal to the average 10-day closing price before the start of each period.

     We recorded the issuance of the Common Stock and Warrants by allocating the net proceeds to the Common Stock and the Warrants, based upon their relative fair values at the date of issuance. The fair value allocated to the Warrants was $1.7 million based on an independent valuation. Based upon the relative fair value at the date of issuance, the amount of net proceeds allocated to the Warrants and included as a component of common stock was $1.6 million. The amount allocated to the Common Stock was $33.4 million.

     NFI has also signed a two-year OEM license and reseller agreement that gives them access to all of F5’s iTCM products. Beginning immediately, Nokia may resell all of our products and integrate our software as part of its market-leading network security solutions, including its firewall and VPN (Virtual Private Network) product families.

     In addition, over the next several months, F5 and NFI will define and pursue a number of joint technology development projects, beginning with the integration between F5’s iTCM software and NFI’s current products, such as its Network Management System (NMS.) Other joint development initiatives may encompass wireless CDNs (Content Deliver Networks) and carrier class Internet Traffic Management devices.

     We have recorded a total of $8.3 million of stock compensation costs since our inception through June 30, 2001. These charges represent the difference between the exercise price and the deemed fair value of certain stock options granted to our employees and outside directors. These options generally vest ratably over a four-year period. We are amortizing these costs using an accelerated method as prescribed by FASB interpretation No. 28 (“FIN No. 28”) and have recorded stock compensation charges of $2.1 million, $2.5 million and $420,000 for the years ended

September 30, 2000, 1999 and 1998, respectively and $245,000 and $ 434,000 for the three months ended June 30, 2001 and 2000 respectively.

     We expect to recognize amortization expense related to unearned compensation of approximately $2.6 million, $400,000, $60,000 and $0 during the years ended September 30, 2001, 2002, 2003 and 2004, respectively. We cannot guarantee, however, that we will not accrue additional stock compensation costs in the future or that our current estimate of these costs will prove accurate.

Results of Operations

     The following table sets forth financial data as a percentage of total net revenues for the periods indicated.

	Three months ended		Nine months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(unaudited)		(unaudited)
Statement of Operations Data:

Net revenues:

Products	73.4%	81.6%	72.8%	81.5%

Services	26.6	18.4	27.2	18.5

Total net revenues	100.0	100.0	100.0	100.0

Cost of net revenues:

Products	26.6	20.6	29.1	21.8

Services	10.0	7.7	12.1	7.1

Provision for excess inventory			6.1

Total cost of net revenues	36.6	28.3	47.3	28.9

Gross margin	63.4	71.7	52.7	71.1

Operating expenses:

Sales and marketing	42.5	36.2	47.6	34.4

Research and development	14.6	11.7	16.7	11.7

General and administrative	10.8	7.6	14.8	7.6

Restructuring charges	—	—	1.2	—

Amortization of unearned compensation	0.8	1.5	3.0	2.0

Total operating expenses	68.7	57.0	83.3	55.7

Income (loss) from operations	(5.3)	14.7	(30.6)	15.4

Other income, net	—	—	—	—

Interest income, net	1.9	2.9	1.7	3.3

Income (loss) before income taxes	(3.4)	17.6	(28.9)	18.7

Income tax provision (benefit)	2.2	4.4	(5.0)	1.8

Net (loss) income	(5.6%)	13.2%	(23.9)%	16.9%

Net Revenues:

     Net revenues consist of sales of our products, which include software licenses, and services. Services include revenue from installation, service and support agreements provided as part of the initial product sale, sales of extended service and support contracts, consulting services, and training.

     Product revenues. Product revenues decreased by 10.6% from $23.8 million for the three months ended June 30, 2000 to $21.3 million for the three months ended June 30, 2001. Product revenues increased 0.3% from $58.6 million for the nine months ended June 30, 2000 to $58.8 million for the nine months ended June 30, 2001. The decrease in the quarterly comparative product revenues was due primarily to a decrease in the quantity of product sold in the North American market.

     Service revenues. Service revenues increased by 43.0% from $5.4 million for the three months ended June 30, 2000 to $7.7 million for the three months ended June 30, 2001. Service revenues increased 64.8% from $13.4 million for the nine months ended June 30, 2000 to $22.0 million for the nine months ended June 30, 2001. The increase was due primarily to an increase in the installed base of our products and the renewal of service and support contracts.

     International revenues represented 33% and 20% of net revenues for the three months ended June 30, 2001 and 2000, respectively. International revenues represented 32% and 17% for the nine months ended June 30, 2001 and 2000. We expect international sales will continue to represent a significant portion of net revenues, although we cannot assure you that international sales as a percentage of net revenues will remain at current levels.

     In the future our average selling prices may decrease primarily as a result of a shift in our channel mix and, to a lesser extent, increased competition. This decrease may have a negative impact on our gross margin. In addition, certain of the third-party components, included in our products, are subject to significant price changes based on market supply and demand and may significantly increase in price in the future. Due to limited supply, any such increase may also have a negative impacet on our gross margin.

     Cost of Net Revenues:

     Cost of net revenues consists primarily of hardware components, finished products, fees for third-party software products integrated into our products, service and support personnel, and allocation of our facilities and depreciation expenses.

     Cost of product revenues. Cost of product revenues increased by 27.7%, from $6.0 million for the three months ended June 30, 2000 to $7.7 million for the three months ended June 30, 2001 and increased as a percentage of net revenues from 20.6% to 26.6% for the same periods. Cost of product revenues increased by 49.9% from $15.7 million for the nine months ended June 30, 2000 to $23.5 million for the nine months ended June 30, 2001 and increased as a percentage of net revenues from 21.8% to 29.1% for the same periods. The increases as a percentage of net revenues were due to component enhancements of our products and a decrease in our average selling price as a result of a change in our channel mix.

     Cost of service revenues. Cost of service revenues increased by 29.9%, from $2.2 million for the three months ended June 30, 2000 to $2.9 million for the three months ended June 30, 2001 and increased as a percentage of net revenues from 7.7% to 10.0% for the same periods. Cost of service revenues increased by 91.2% from $5.1 million for the nine months ended June 30, 2000 to $9.7 million for the nine months ended June 30, 2001 and increased as a percentage of net revenues from 7.1% to 12.0% for the same periods. These increases were due to increased personnel from 82 at June 30, 2000 to 90 at June 30, 2001, and the related costs.

     Provision for excess inventory. Due to changes in current market conditions and a revision of our sales forecast, a review was made of our inventory needs and an assessment of our future purchase commitments as of March 31, 2001. As a result, we determined a provision for excess inventory and future purchase commitments would be recorded. The provision for excess inventory was charged to cost of revenues in the amount of $3.8 million for the nine months ended June 30, 2001 which consisted of a $3.0 million inventory valuation allowance and $800,000 of future purchase commitments. An additional $1.1 million was included in the provision for excess inventory in the statement of operations. The charge is associated with changes in the configuration of our EDGE-FX Cache product, which will increase the functionality of the product. These costs are associated with updating both existing inventory and product previously sold to customers, as well as costs to fulfill existing purchase commitments and have been included in cost of revenues for the nine months ended June 30, 2001. During the quarter ended June 30, 2001 the provision for excess inventory increased $236,000 due to the receipt of fully reserved, prepaid inventory. As of June 30, 2001 no amount of the reserve has been utilized.

     Sales and marketing. Our sales and marketing expenses consist primarily of salaries, commissions and related benefits of our sales and marketing staff, costs of our marketing programs, including public relations, advertising and trade shows and an allocation of our facilities and depreciation expenses. Sales and marketing expenses increased by 16.4%, from $10.6 million for the three months ended June 30, 2000 to $12.3 million for the three months ended June 30, 2001. Sales and marketing expenses increased by 55.4% from $24.8 million for the nine months ended June 30, 2000 to $38.5 million for the nine months ended June 30, 2001. These increases were due to an increase in sales and marketing and professional services personnel from 115 to 213, increased commissions, and increased advertising and promotional activities.

     Research and development. Our research and development expenses consist primarily of salaries and related benefits for our product development personnel and an allocation of our facilities and depreciation expenses. Research and development expenses increased by 24.0%, from $3.4 million for the three months ended June 30, 2000 to $4.2 million for the three months ended June 30, 2001. Research and development expenses increased by 61.0% from $8.4 million for the nine months ended June 30, 2000 to $13.5 million for the nine months ended June 30, 2001. These increases were due primarily to an increase in product development personnel from 101 to 123, from June 30, 2000 to June 30, 2001. Our future success is dependent in a large part on the continued enhancement of our current products and our ability to develop new, technologically advanced products that meet the sophisticated needs of our customers. We expect research and development expenses to increase in future periods.

     General and administrative. Our general and administrative expenses consist primarily of salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, and an allocation of our facilities and depreciation expenses. General and administrative expenses increased by 41.2% from $2.2 million for the three months ended June 30, 2000 to $3.1 million for the three months ended June 30, 2001. General and administrative expenses increased by 119.6% from $5.4 million for the nine months ended June 30, 2000 to $12.0 million for the nine months ended June 30, 2001. These increases were due primarily to an increase in general and administrative personnel from 54 to 69 from June 30, 2000 to June 30, 2001.

     Restructuring charge. During the first fiscal quarter of 2001, we recorded a restructuring charge of $1.1 million in connection with management’s decision to bring operating expenses in line with the business revenue growth model. As a result of change in the business revenue growth model, the Company terminated 96 employees throughout all divisions of the Company. In January 2001, all identified employees had been terminated. During the quarter ended March 31, 2001, we reversed $96,000 of the original accrual due to a revision of previous estimates. As of March 31, 2001, substantially all of the restructuring charge accrued during the first fiscal quarter of 2001, had been paid.

     Stock compensation. We recorded stock compensation charges of $245,000 for the three months ended June 30, 2001 and $434,000 for the three months ended June 30, 2000. For the nine months ended June 30, 2001 and 2000, stock compensation was $2.4 million and $1.4 million, respectively.

     Other income, net. Other income consists primarily of earnings on our cash and cash equivalent balances. Other income, net was $855,000 for the three months ended June 30, 2000 and $562,000 for the three months ended June 30, 2001. The decrease in other income is due to a decline in our cash and cash equivalent balances which were used for the investment in the building of our corporate facilities and our global business. For the nine months ended June 30, 2000 and 2001, other income, net, was $2.4 million and $1.4 million, respectively.

     Income taxes. At June 30, 2001 the Company had net operating loss carryforwards of approximately $10.4 million, which begin to expire in 2011. During the quarter ended June 30, 2001, the Company changed its effective annual income tax rate from an income tax benefit of 21% to an income tax benefit of 17% based upon a review of the Company’s forecasts and expected permanent and temporary differences for fiscal year 2000. This change in the effective annual income tax rate resulted in income tax expense of approximately $0.6 million for three months ended June 30, 2001.

Liquidity and Capital Resources

     Cash and cash equivalents, short-term investments, and restricted cash increased from $53.0 million at September 30, 2000 to $68.6 million at June 30, 2001, an increase of $15.6 million. This increase is primarily due to the sale on June 26, 2001 of approximately 2.5 million shares of common stock to Nokia Finance International for net proceeds of $34.9 million. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times. Any such increases in inventory can be expected to reduce cash and cash equivalents, and short-term investments. In the future we may also require a larger inventory of products in order to provide better availability to customers and achieve purchasing efficiencies. Any such increase can be expected to reduce cash, cash equivalents and short-term investments.

     Cash used in investing activities was $8.2 million for the nine months ended June 30, 2001, and $10.9 million for the nine months ended June 30, 2000. The decrease in investing activities was primarily the result of capital expenditures associated with the completion of the new corporate facilities incurred in fiscal year 2000.

     As of June 30, 2001, our principal commitments consisted of obligations outstanding under operating leases. In April 2000, we entered into a lease agreement on two buildings for a new corporate headquarters. The lease commenced in July 2000 on the first building; and the lease on the second building commenced in October 2000. The lease for both buildings expires in 2012 with an option for renewal. We established a restricted escrow account in connection with this lease agreement. Under the term of the lease, a $6 million irrevocable standby letter of credit is required through November 2012, unless the lease is terminated before then. This amount has been included on our balance sheet as of June 30, 2001 as a component of restricted cash. In April 2001, we signed an agreement to sublease the second building. The sublease will substantially cover our monthly costs as the primary tenant.

     We expect that our existing cash balances and cash from operations will be sufficient to meet our anticipated working capital and capital expenditures for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     Interest Rate Risk. We currently do not hold derivative financial instruments or equity securities in our investment portfolio. The Board of Directors has authorized the Company to trade in publicly traded company options. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 20% of the total portfolio with the exception of treasury securities, commercial paper and money market funds, which are exempt from size limitation. The policy limits all short-term investments to mature in two years or less, with the average maturity being one year or less. These securities are subject to interest rate risk and will decrease in value if interest rates increase.

	Maturing in

	Three months or	Three months to	Greater than
June 30, 2001:	less	one year	one year	Total	Fair value

		(in thousands)
Included in cash and cash equivalents	$36,973	—	—	$36,973	$36,973

Weighted average interest rate	4.131%	—	—	—	—

Included in short-term investments	—	$23,705	—	$23,705	$23,705

Weighted average interest rates	—	4.726%	—	—	—

     Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 2000 and the nine months ended June 30, 2001 and expect to continue to do so, we do not anticipate that foreign exchange gains and losses will be significant. We have not engaged in foreign currency hedging to date, however we may do so in the future.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on April 20, 2001 to elect two class II directors and amend the Company’s 1998 Equity Incentive Plan to increase the number of shares issuable by an additional 2,000,000 shares.

     The following nominees were elected as follows:

	Votes

	For	Against

John McAdam	18,037,258	177,821

Alan J. Higginson	18,036,658	178,421

     The shareholders voted in favor of amending the Company’s 1998 Equity Incentive Plan to increase the number of shares issuable by an additional 2,000,000 shares, with voting as follows: 6,595,764 for, 1,242,679 against, and 45,134 abstain.

Item 5. Other Information

     In connection with the sale of Common Stock and Warrants to Nokia Finance International BV, the Company appointed Kenny Frerichs, as Nokia’s nominee, to the Company’s Board of Directors to serve as a Class III director.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

2.1	Second Amended and Restated Articles of Incorporation (1)

2.2	Amended and Restated Bylaws (1)

4.1	Common Stock Purchase Warrant issued to Nokia Finance International B.V.

10.1	Common Stock and Warrant Purchase Agreement dated June 26, 2001 between the Company and Nokia Finance International B.V.

10.2	Investor’s Rights Agreement dated June 26, 2001 between the Company and Nokia Finance International B.V.

10.3	Sublease Agreement dated March 30, 2001 between the Company and Cell Therapeutics, Inc.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-75817

     (b)  Reports on Form 8-K:

     On June 29, 2001 , the Company filed a Form 8-K announcing a Common Stock and Warrant Purchase Agreement, an OEM Software License Agreement and a Technology Development Agreement, with Nokia Finance International B.V. (NFI).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 2001.

F5 Networks, Inc.
(Registrant)

By:	/s/ Steven Coburn

Steven Coburn Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Second Amended and Restated Articles of Incorporation (1)

2.2	Amended and Restated Bylaws (1)

4.1	Common Stock Purchase Warrant issued to Nokia Finance International B.V.

10.1	Common Stock and Warrant Purchase Agreement dated June 26, 2001 between the Company and Nokia Finance International B.V.

10.2	Investor’s Rights Agreement dated June 26, 2001 between the Company and Nokia Finance International B.V.

10.3	Sublease Agreement dated March 30, 2001 between the Company and Cell Therapeutics, Inc.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-75817