Form 10-K
period 2001-09-30
F5 NETWORKS INC
filed 2001-12-28
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-26041

F5 NETWORKS, INC.

(Exact name of Registrant as specified in its charter)

WASHINGTON	91-1714307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Elliott Ave West

Seattle, Washington 98119
(Address of principal executive offices)

(206) 272-5555

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      As of December 24, 2001, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $419,815,413 based on the closing sales price of the Registrant’s Common Stock on the Nasdaq National Market.

      As of December 24, 2001, the number of shares of the Registrant’s Common Stock outstanding was 24,992,055.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive proxy statement relating to its 2002 annual meeting of shareholders, to be held on March 7, 2002, are incorporated by reference into Part III hereof.

Page 1 of      Pages

The Exhibit Index begins on page

F5 NETWORKS, INC.

FISCAL YEAR 2001 FORM 10-K ANNUAL REPORT

Forward-Looking Statements

      The statements contained in this report that are not purely historical are forward-looking statements. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies and intentions and are generally identified by the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions. Because these forward-looking statements are subject to a number of risks and uncertainties, our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” below and in other documents we file from time to time with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements.

PART I

Item 1.     Business.

Description of Business

      F5 Networks provides integrated products and services to manage, control and optimize Internet traffic and content. Our five core products, the BIG-IP® IP Application Switch & Controller, 3-DNS® Controller, GLOBAL-SITE™ Controller, EDGE-FX® Cache, and the SEE-IT™ Network Manager, help manage traffic and content to servers and network devices in a way that maximizes availability and throughput. Our unique iControl™ Architecture integrates our products together and also allows our customers to integrate them with other third party products. Our solutions address many elements required for successful Internet and Intranet business applications, including high availability, high performance, intelligent load balancing, fault tolerance, security, streamlined manageability, and global data management and content control. By enhancing Internet performance availability and content distribution, our solutions enable our customers and partners to maximize the use of the Internet in their business.

Industry Background

      Significant growth in the number of Internet users coupled with the increased availability of powerful new tools and equipment that enable the development, processing and distribution of data across the Internet, has led to a proliferation of Internet-based applications and services, such as e-commerce, e-mail, electronic file transfers and online interactive applications. Recently, increases in the number of Internet users, the use of broadband service, the number of Web sites using sophisticated business applications and the richness of Internet content itself, together with unpredictable traffic, have increased the complexity of Internet service delivery and strained network infrastructures.

      An increasing number of businesses rely on the Internet as a fundamental commerce and communication tool. Failure of these businesses to deliver expected availability and performance for their Internet-based applications can result in a significant cost to the organization.

      To support the dramatic increases in Internet traffic and complexity, many organizations have aggressively expanded network server capacity. In this environment, organizations often deploy multiple servers in a group, or array, which contains individual application-specific servers or redundant servers that operate together as a virtual large server. Server arrays can reduce single points of failure and be a cost-effective way to increase the potential capacity of the system by providing the flexibility to add additional servers to the array as needed. The practice of deploying server arrays in geographically dispersed sites to help prevent system failure and direct traffic more efficiently is also a growing trend.

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

      Currently, many available Internet traffic and content management products are extensions of hardware-based switches, which lack the robust functionality required to manage the increasing complexity of requests and responses that characterize business activity on the Internet. These products are typically not designed to address application availability, nor do they meet the manageability and scalability required by organizations that depend on the Internet as a fundamental commerce and communications tool. As a result, we believe they do not measure up to the demands of today’s rapidly changing Internet environment.

F5 Solution

      F5 is a leading innovator for Internet and e-Business optimization and automation. We believe our products deliver the secure and high-performance Internet traffic and content infrastructure businesses need to succeed.

      Our intelligent traffic management products monitor and manage locally and geographically dispersed servers, and intelligently direct traffic to the server best able to handle the user request. Our content management products help ensure new and updated content is replicated uniformly across all servers and is readily accessible to all users. As components of our integrated iControl Architecture, our solutions ensure Internet quality control by providing the following key benefits:

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

      Easier network manageability. Our products collect information that can be used to facilitate network management and planning from a central location. Leveraging our products’ strategic location in the network, our solutions collect data that is crucial for traffic analysis and apply proprietary trend and analysis tools that synthesize this data so that network managers can forecast network requirements more accurately. In addition, our products automatically synchronize content across remote locations, helping to ensure users access to the same content regardless of server location.

      Enhanced network control. Our solutions enable organizations to prioritize and arrange network traffic based on specific rules defined by network managers. For example, our products may be configured to direct traffic over the most cost-efficient communication links or, alternatively, to deliver the most rapid response to requests.

Strategy

      Our objective is to be the leading provider of integrated Internet traffic and content management solutions designed to optimize network availability and performance. Key components of our strategy to achieve this objective include:

      Offer complete secure Internet traffic and content management solutions. We plan to continue expanding our existing suite of products to provide complete Internet traffic and content management solutions. We also intend to continue investing in our professional services group to provide the installation, training and support services required to help our customers optimize their use of our integrated traffic and content management products.

      Invest in technology to continue to meet customer needs. Our current technology platform has been designed to quickly and easily expand the features and functionalities of our suite of products and support the development of additional products that address the complex and changing needs of our customers. We intend to maintain our level of investment in research and development to provide our customers with complete secure Internet traffic and content management solutions that meet their needs.

      Expand sales channels and geographic scope of sales. We plan to continue to invest in the expansion of our sales channels. In addition to maintaining a strong direct sales force, we intend to further expand our indirect sales channels through leading industry resellers, original equipment manufacturers, systems integrators, Internet service providers and other channel partners. We are also seeking to aggressively develope our international sales capabilities, particularly in selected countries in the European and Asia Pacific markets.

      Build and expand relationships with strategic partners. We capitalize on products, technologies and channels that may be available through partners. We currently have OEM relationships with Dell Computer Corporation, Nokia and Enterasys Networks. In addition, we have created significant go-to-market relationships with key independent software vendors (ISV’s) such as Microsoft, Oracle, and BEA through our iControl Architecture which enables these partners to incorporate programmatic interfaces to our Internet and content management products in their software programs. We plan to continue to seek relationships with partners that will enable us to increase the market opportunity for our products and technologies.

      Leverage our market leadership to continue to build the F5 brand. We intend to continue building brand awareness that positions us as one of the leading providers of intelligent Internet traffic and content management solutions. Our goal is for the F5 brand to be synonymous with superior network performance, high quality customer service and ease of use. To achieve these objectives, we plan to continue using a broad range of marketing programs, including active tradeshow participation, advertising in print publications, direct marketing, high-profile Web events, our Internet site and joint partner marketing programs.

Products and Technology

      We have developed the BIG-IP® IP Application Switch & Controller, 3-DNS®, GLOBAL-SITE™, the EDGE-FX™ Cache and the SEE-IT™ Network Manager as an integrated suite of Internet traffic and content management products that facilitate high performance, high availability and scalable access to network server arrays located at a single site or across multiple, geographically dispersed sites. Our unique iControl Architecture integrates our traffic and content management products, provides an interface between third party solutions and our suite of Internet traffic and content management products through an Application Programming Interface (API), and enables total integration and control of Internet Infrastructure.

      Our traffic management products, the BIG-IP and 3-DNS Controllers run on one of two platforms, our existing Internet protocol (IP) server appliance or our new IP application switch, the BIG-IP 5000. Our content management products, EDGE-FX and GLOBAL-SITE, continue to be delivered on our existing IP server appliances. SEE-IT is a stand-alone software application.

      BIG-IP® 5000 is an IP application switch uniquely designed to manage traffic for current and next generation Web services and applications. The BIG-IP 5000 combines the benefits of BIG-IP’s performance-leading Layer 7 software capabilities, integrated secure sockets layer (SSL) processing, and high port density (4 gigabit and 24 fast ethernet ports) for scale and economy. The BIG-IP 5000 enables the network infrastructure to accommodate the increasing demands placed upon the network to support complex Web applications, data/ voice/ video convergence, and mobile computing, with vastly simplified management and complete security. The BIG-IP 5000® provides all-in-one Internet traffic management, combining: load balancing, content switching, traffic management, gigabit ethernet switching, SSL acceleration/ Web acceleration and wide area load balancing into a single device that dramatically lowers total cost of ownership and reduces management complexities for enterprises and service providers.

      Our ongoing investment in technology is focused on achieving continuous performance enhancements, increased functionality, enhanced ease of use and increased product integration. The following table describes of our current traffic and content management products.

Product Name	Description	Introduction Date

iControl API	API (application program interface) for the distribution, delivery, and control of traffic, content and applications	June 2001
EDGE-FX™ Cache	High performance cache server for fast delivery of Internet content	August 2000
GLOBAL-SITE™ Controller	File replication and synchronization controller for managing content across geographically dispersed Internet sites	October 1999
SEE-IT™ Network Manager	Traffic analysis and network management software application for BIG-IP and 3-DNS	April 1999
3-DNS® Controller	Intelligent load balancer for wide area networks	June 1998
BIG-IP® Controller	Intelligent load balancer for local area networks	July 1997

      IControl API. IControl is an API (application program interface) that offers a complete and cohesive architectural solution for the distribution, delivery, and control of both content and applications. All of our products are designed to be iControl enabled. IControl integrates our products together and also allows integration with third party products. This architecture allows network managers to configure all components in a network infrastructure through a single policy that can be centrally managed. Our most recent version supports two different transport protocols (COBRA and SOAP) to meet the needs of different types of businesses.

      EDGE-FX Cache. EDGE-FX is a leading Internet cache server that can be deployed as a standalone device or integrated with our other products. EDGE-FX consists of software loaded on a pre-configured, industry standard hardware platform. EDGE-FX accelerates access to Web content by storing frequently requested data at strategic points in a computer network, making it quickly available to Internet users. As a standalone device, EDGE-FX may be installed in virtually any network infrastructure. Integrated with our other traffic and content management products, EDGE-FX enables customers to implement end-to-end content delivery solutions and build their own content delivery networks.

      EDGE-FX also supports a streaming media extention option, which enables support for Real Networks, Microsoft Windows Media or Apple/ Quicktime media types. This option enables the device to provide live or on-demand serving of streaming media. As a media enabled cache product, EDGE-FX is a strategic component in the roll out of private content distribution networks to enterprise customers. EDGE-FX helps enable applications such as corporate communications, travel-less training and other content based uses of the network.

      EDGE-FX supports several flexible deployment options to conserve bandwidth and server resources while accelerating content to Internet users.

•	Forward Proxy or Transparent Proxy. EDGE-FX can be deployed in front of Web browsers for internal user access. EDGE-FX can be positioned as a forward proxy cache, making it valuable for enterprise Intranets. Instead of sending requests for Web content directly to the origin server, browsers are configured to send requests directly to the cache thereby reducing bandwidth utilization costs.

•	Reverse Proxy. When deployed in front of Web servers for external user access, EDGE-FX offloads client requests from the Web server, eliminating the danger of server traffic surges and reducing the number or size of servers required.

Designed for massive scalability, multiple EDGE-FX caches can be managed with the BIG-IP Cache Controller to enable cache farm load balancing, replication of content across multiple caches, and Layer 7 management of cached objects.

      GLOBAL-SITE Controller. GLOBAL-SITE, a content delivery appliance, has been designed to help organizations automate the distribution and synchronization of content and applications to local and geographically dispersed sites. GLOBAL-SITE was developed to work with our other products to intelligently deploy both program and data files to arrays of heterogeneous servers as well as the EDGE-FX Cache. GLOBAL-SITE consists of our proprietary software which is loaded on a pre-configured, industry-standard hardware platform. GLOBAL-SITE’s configuration database allows administrators to define standard rules for content deployment as well as accommodate unique content distribution events as needed.

      SEE-IT Network Manager. SEE-IT is a software application based on F5’s iControl that communicates with F5 products to help improve the management and functionality of an organization’s network, thereby driving down the total cost of ownership. SEE-IT uses data collected by F5 products to perform monitoring of the F5 appliances, as well as crucial traffic analysis management functions. By reviewing historical patterns, network administrators can build predictive models and forecast usage, which helps them to intelligently plan and budget for additional server and bandwidth capacity. SEE-IT consists of the following capabilities:

•	Real-time monitoring that displays key data on network traffic in easy-to-read graphical illustrations, thereby enabling network administrators to quickly obtain information regarding network and server performance, including data about server status and traffic, number of connections, active and inactive IP addresses and the availability of individual applications.

•	Forward-looking trend and analysis tools that use the information generated by F5’s products to project future network and server needs. Network managers and system administrators can use these tools to create “what if?” scenarios to help forecast the need for additional servers, interface upgrades and other network capacity requirements.

•	Configuration management allows users to assure that configurations and policies are implemented on each of the F5 devices. Users can simply and confidently deploy configuration or policy updates to respond to the data obtained through the monitoring capabilities.

•	Application level views simplifies the task of understanding the purpose of each piece of networking gear that is deployed. SEE-IT allows users to “organize” the F5 gear to view the network based on the application they are meant to support.

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

      When an end-user request is received from a local domain name server or DNS, 3-DNS collects network information and communicates with each site in the network to determine the site with the fastest response time. 3-DNS, integrated with BIG-IP, sends the request to the BIG-IP at the site. BIG-IP then directs the request to the individual server best able to handle it. Although organizations can deploy a single 3-DNS in their network configuration, multiple 3-DNS Controllers are often deployed within the network to provide redundancy to help ensure network availability and performance for end users. Additional 3-DNS features include:

•	Dynamic load balancing optimizes use of available network resources across wide area networks.

•	User-defined production rules allow organizations to pre-configure traffic distribution decisions according to their specific user requirements.

•	Secure server protection offers security features for wide area networks similar to those BIG-IP provides for local area networks.

      BIG-IP Controller. BIG-IP is an intelligent local traffic management appliance consisting of our proprietary software on a pre-configured, industry-standard hardware platform. Situated between a network’s routers and server array, BIG-IP continuously monitors the array of local servers to ensure application availability and performance and automatically directs user requests to the server best able to handle these requests. By quickly detecting application and server failures, and directing service toward those servers and applications that are functioning properly, BIG-IP is designed to shield users from system failures and provide timely responses to user requests and data flow. BIG-IP offers a comprehensive selection of load balancing algorithms that lets network managers choose a load balancing configuration that best suits their organization’s particular needs. In addition, BIG-IP actively queries and checks content received from applications. If a server and application are responding to users’ requests with incorrect content, BIG-IP redirects requests to those servers and applications that are responding properly, thereby helping to ensure the quality of content.

      BIG-IP is compatible with any system that uses the standard Internet communication protocol or IP, and can operate with multiple, heterogeneous hardware platforms. This enables organizations to leverage their existing infrastructure without limiting their options to meet future network needs. BIG-IP supports a wide variety of network protocols, including Web, e-mail, audio, video, database and file transfer protocol. BIG-IP also manages traffic for network devices such as firewalls that prevent unauthorized access to a network system, cache servers that store frequently accessed Web content and multimedia servers. BIG-IP’s ability to intelligently distribute traffic across server arrays reduces the need for increasingly larger and more expensive servers to accommodate increases in network traffic. This configuration also reduces the single point of failure inherent with a single large server and allows for the orderly addition of new servers or the routine maintenance or upgrades of servers without disrupting service to the end user.

      BIG-IP’s unique Layer 7 switching capability enables the successful delivery of business-critical applications with 24/7 availability, scalability, and high performance. Examining traffic at Layer 7 allows intelligent quality of service (QoS) through routing and management decisions made based on application information. BIG-IP enables the use of all of its Layer 7 features simultaneously without imposing limitations on the length of the URL, cookie, or location of the cookie – providing intelligent, granular management of web sites without performance degradation. Additional BIG-IP features include:

•	Infrastructure Security — BIG-IP provides an additional layer of security protecting against unauthorized access of the network.

•	Application Security — BIG-IP can be configured to deny any file-based attack like “codered” in a matter of seconds, limiting exposure to an attack.

•	Web Acceleration — BIG-IP enables servers to support more user requests, thus helping businesses cost effectively scale their Web infrastructure.

•	Secure Application Acceleration — Secure sockets layer (SSL) as a means for securing applications has moved off the Web server and onto BIG-IP as a standard deployment practice. F5 will soon offer a higher level of security via its BIG-IP FIPS.

•	BIG-IP FIPS — hardware option and Controller products extend SSL processing capabilities into a specific niche of customers that are either required by law (government agencies) or have adopted on their own accord (financial and health care institutions) FIPS-based products. BIG-IP is the only Internet traffic management product that supports an integrated FIPS 140-1 Level 3 solution.

•	Session Persistence enables server arrays to support e-commerce and other applications by allowing users to re-establish a secure connection with a specific server to complete an unfinished transaction.

•	Quality of Service — Rate shaping allows priority levels to be assigned to specific types of traffic ensuring a quality user experience.

•	Packet filtering enables content providers to direct network traffic to servers based on criteria set by network managers to ensure networks are being used efficiently.

Product Development

      We believe that our future success depends on our ability to build upon our current technology platform, expand the features and functionalities of our suite of Internet traffic and content management products and develop additional products that maintain our technological competitiveness. Our product development group, which is divided along product lines, employs a standard process for the design, development, documentation and quality control of our Internet traffic and content management solutions. Each product line is headed by a lead architect, who is responsible for developing the technology behind the product. To help develop the technology, the lead architects work closely with our customers to better understand their requirements. Software engineers who help design and build the products, and technicians, who perform test engineering, configuration management, quality assurance and documentation functions, complete our product development teams. The test engineering team evaluates the overall quality of our products. The overall product team determines whether they are ready for release.

      Our product development expenses for fiscal 2001, 2000 and 1999 were $17.4 million, $14.5 million, and $5.6 million, respectively. Going forward, we expect our product development expenses to remain consistent with fiscal 2001.

Customers

      Our target customers include the Global 1000 corporate enterprises, large e-commerce sites, Internet service providers and high-traffic Internet or intranet Web sites. During fiscal 2001 no single reseller or customer exceeded 10% of our net revenue or our accounts receivable balance. During fiscal 2000 and 1999, one of our resellers, Exodus Communications, accounted for 14% and 22% of our net revenue and 8% and 16% of our accounts receivable balance, respectively.

Sales and Marketing

      We market and sell our Internet traffic and content management solutions on a global basis through direct sales and channel partners. We plan to continue investing significant resources to expand our direct sales force and further develop our indirect sales channels by developing relationships with leading industry resellers, original equipment manufacturers, systems integrators, Internet service providers and other channel partners. Typically, our agreements with our channel partners are not exclusive and do not prevent our channel partners from selling competitive products. These agreements typically have terms of one year with no obligation to renew, and typically do not provide for exclusive sales territories or minimum purchase requirements.

      We continue to seek channel partners for our products in the United States and selected countries in the European, Asia Pacific and South American markets.

      Our field sales people are located in major cities throughout the United States, Europe, and Asia. The inside sales team generates and qualifies leads for our regional sales managers and help manage accounts by serving as a liaison between our field and internal corporate resources. Our field systems engineers also support our regional sales managers by participating in joint sales calls and providing pre-sale technical resources as needed.

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

Professional Services and Technical Support

      We believe that our ability to consistently provide high-quality customer service and support will be a key factor in attracting and retaining customers. Prior to the installation of our Internet traffic and content management solutions, our professional services team works with organizations to analyze and understand their special network needs. They also make recommendations on how to integrate our solutions to best utilize our product features and functionality to support their unique network environment. Once our customers purchase our products, we offer on-site installation and training services to help our customers make use of the functionality built into our products. The installation process generally occurs within 30 days of product shipment to the customer.

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

Manufacturing

      We outsource the manufacturing of our pre-configured, industry-standard hardware platforms to several contract manufacturers, who assemble these hardware platforms to our specifications. These platforms consist primarily of an Intel-based computing platform, rack-mounted enclosure system and custom-designed front panel. We install our proprietary software onto the hardware platforms and conduct functionality testing, quality assurance and documentation control prior to shipping our products. Subcontractors supply our contract manufacturers with the standard parts and components for our products, which consist primarily of motherboards, reboot cards and chassis for our products, although recently we have begun to stock certain key components. Generally purchase commitments with our limited source suppliers are on a purchase order basis.

Competition

      Our markets are new, rapidly evolving and highly competitive, and we expect this competition to persist and intensify in the future. We compete in the Internet traffic and content management market primarily on the basis of product price/performance, features, service, and warranty. Our principal competitors in the Internet traffic and content management market include CacheFlow, Cisco Systems, Extreme Networks, Foundry Networks, Network Appliance, Nortel Networks and Radware.

      Cisco Systems has a product offering similar to ours and holds the dominant share of the market. Cisco has a longer operating history and significantly greater financial, technical, marketing and other resources than we do. Cisco also has a more extensive customer base and broader customer relationships including relationships with many of our current and potential customers that could be leveraged. In addition, Cisco has large, well established, worldwide customer support and professional services organizations and a more extensive direct sales force and sales channels than we do. Cisco and our other competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. There is also the possibility that these companies may adopt aggressive pricing policies to gain market share. As a result, these companies pose a serious competitive threat that could undermine our ability to win new customers and maintain our existing customer base. Nevertheless, we believe these threats are mitigated by differences between the functionality, performance and integration of our products and those of our competitors, including Cisco.

Intellectual Property

      We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We currently do not have any issued patents but have nine applications pending for various aspects of our technology. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to, and distribution of, our software, documentation and other proprietary information. However, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology.

      We incorporate software that is licensed from several third party sources into our products. These licenses generally renew automatically on an annual basis. We believe that alternative technologies for this licensed software are available both domestically and internationally.

Employees

      As of September 30, 2001, we employed 490 full-time persons, including 122 in product development, 165 in sales and marketing, 121 in professional services and technical support and 82 in finance, administration and operations.

      None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Directors and Executive Officers of the Registrant

      The following table sets forth certain information with respect to our executive officers and directors as of September 30, 2001:

Name	Age	Position

John McAdam	50	President, Chief Executive Officer and Director
Steven B. Coburn	48	Senior Vice President of Finance and Chief Financial Officer
Steven Goldman	41	Senior Vice President of Sales and Services
Brett L. Helsel	41	Senior Vice President of Product Development and Chief Technology Officer
Jeff Pancottine	41	Senior Vice President of Marketing and Business Development
Edward J. Eames	43	Senior Vice President of Business Operations and Vice President of Global Services
Joann M. Reiter	44	Vice President, General Counsel and Corporate Secretary
Jeffrey S. Hussey	40	Chairman of the Board
Alan J. Higginson(1)(2)	54	Director
Karl D. Guelich(1)(2)	59	Director
Keith D. Grinstein(1)(2)	41	Director
Kenny J. Frerichs	41	Director

(1)	Member of Audit Committee.

(2)	Member of Compensation Committee.

      Directors are divided into three classes, with each class as nearly equal in number as possible with one class elected at each annual meeting to serve for a three-year term.

      John McAdam has served as our President, Chief Executive Officer and a director since July 2000. Prior to joining F5 Networks, Mr. McAdam served as General Manager of the Web server sales business at IBM from September 1999 to July 2000. From January 1995 until August 1999, Mr. McAdam served as the President and Chief Operating Officer of Sequent Computer Systems, Inc., a manufacturer of high-end open systems, which was sold to IBM in September 1999. Mr. McAdam holds a B.Sc. in Computer Science from the University of Glasgow, Scotland.

      Steven B. Coburn has served as our Vice President of Finance and Chief Financial Officer since May 2001. Prior to joining F5 Networks, Mr. Coburn worked at Teletech Holdings, a customer relationship management (“CRM”) services company as Chief Financial Officer and Senior Vice-President from October 1995 until August 1999 where he oversaw the finance, business development, legal, and investor relations functions of the company. From 1985 until October 1995, he worked at US West/ Media One, a telecommunications company, where he held various senior financial positions, including Director and CFO of the Interactive Services Group, a developer of interactive broadband applications. During that period, he was the Finance Director at US West Direct Yellow Page Publishing. Mr. Coburn received his B.A. in Accounting from Southern Illinois University.

      Steven Goldman has served as our Senior Vice President of Sales and Services since July 1999 and our Vice President of Sales, Marketing and Services from July 1997 to July 1999. From December 1996 to February 1997, Mr. Goldman served as Vice President, Enterprise Sales and Services, for Microtest, Inc., a network test equipment and CD ROM server company, after its acquisition of Logicraft. From March 1995 to December 1996, Mr. Goldman served as Executive Vice President, North American Operations, for

Logicraft, a CD ROM server company, after its merger with Virtual Microsystems, a CD ROM server company. From 1990 to March 1995, Mr. Goldman served as Vice President of Sales for Virtual Microsystems. Mr. Goldman holds a B.A. in Economics from the University of California at Berkeley.

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

      Jeff Pancottine has served as our Senior Vice-President of Marketing and Business Development since October 2000. He joined F5 Networks from RealNetworks, a consumer software and Internet content aggregation company, where he served as Senior Vice-President of Sales and Marketing for the Company’s Media Systems Division from April 2000 to October 2000. Prior to that, Mr. Pancottine was the Vice-President of Business Marketing at Intel Corporation from November 1999 to April 2000. Mr. Pancottine has had more than 15 years of worldwide systems marketing experience with a variety of server companies, including Sequent Computer Systems, where he held the position of Vice-President of Global Marketing. He also led the server and storage marketing organization while at Sun Microsystems from October 1996 to June 1997, where he introduced the highly successful UE10000 Starfire server. Jeff holds a Master of Engineering in Computer Science from Cornell University, and a Bachelor of Science in Computer Science from the University of California at Riverside.

      Edward J. Eames has served as our Senior Vice President of Business Operations and Vice President of Global Services since January 2001 and as our Vice President of Professional Services from October 2000 to January 2001. From September 1999 to October 2000, Mr. Eames served as Vice President of e-Business Services for IBM. From June 1992 to September 1999, Mr. Eames served as the European Services Director and the Worldwide Vice President of Customer Service for Sequent Computer Systems, Inc., a manufacturer of high-end open systems, which was sold to IBM in September 1999. From November 1987 to June 1992, Mr. Eames served as the Regional Service Manager in the UK for Sun Micro Systems. Mr. Eames holds a Higher National Diploma in Business Studies from Bristol Polytechnic and in 1994 completed the Senior Executive Program at the London Business School.

      Joann M. Reiter has served as our Vice President and General Counsel since April 2000, and as General Counsel from April 1998 through April 2000. She has served as our Corporate Secretary since June 1999. From September 1997 through March 1998 Ms. Reiter served as Director of Operations for Excell Data Corporation, an information technology consulting and system integration services company. From September 1992 through September 1997 she served as Director of Legal Services and Business Development for CellPro, Inc. a medical device manufacturer. Prior to that time Ms. Reiter was employed at the law firm of Perkins Coie. She holds a JD from the University of Washington and is a member of the Washington State Bar Association.

      Jeffrey S. Hussey co-founded F5 in February 1996 and has been our Chairman since that time. He served as our Chief Strategist from July 2000 to September 2001. From February 1996 to July 2000, Mr. Hussey served as our Chief Executive Officer and President. From February 1996 to March 1999, Mr. Hussey also served as our Treasurer. From June 1995 to February 1996, Mr. Hussey served as Vice President of Alexander Hutton Capital L.L.C., an investment banking firm. From September 1993 to July 1995, Mr. Hussey served as President of Pacific Comlink, an inter-exchange carrier providing frame relay and Internet access services to the Pacific Rim, which he founded in September 1993. Mr. Hussey holds a B.A. in Finance from Seattle Pacific University and an M.B.A. from the University of Washington.

      Alan J. Higginson has served as one of our directors since May 1996. From November 1995 to November 1998, Mr. Higginson served as President of Atrieva Corporation, a provider of advanced data backup and retrieval technology. From May 1990 to November 1995, Mr. Higginson served as Executive Vice President of Worldwide Sales and Marketing for Sierra On-line, a developer of multimedia software for the home personal computer market. From May 1990 to November 1995, Mr. Higginson served as President of Sierra On-line’s Bright Star division, a developer of educational software. Mr. Higginson holds a B.S. in Commerce and an M.B.A. from the University of Santa Clara.

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

      Keith D. Grinstein has served as one of our directors since December 1999. Mr. Grinstein has been the Vice Chairman of Nextel International, Inc. since September 1999. From January 1996 to February 1999, Mr. Grinstein served as President, Chief Executive Officer and as a director of Nextel International, Inc, an international cellular service subsidiary of Nextel Communication. From January 1991 to December 1995, Mr. Grinstein was President and Chief Executive Officer of the aviation communications division of AT&T Wireless Services, Inc, a cellular phone services subsidiary of AT&T. Mr. Grinstein had a number of positions at McCaw Cellular and its subsidiaries, include Vice President, General Counsel and Secretary of LIN Broadcasting Company, a subsidiary of McCaw Cellular, and Vice President and Assistant General Counsel of McCaw Cellular. He is currently on the board of directors for the Ackerley Group, a media and entertainment company. Mr. Grinstein received a BA from Yale University and a JD from Georgetown University.

      Kenny J. Frerichs has served as one of our directors since July 2001. Mr. Frerichs has been the Vice President, Business Development for Nokia Internet Communications, a network security and virtual private network solutions provider, since July 2001 and Nokia’s General Manager of VPN products from March 2000 to July 2001. From March 1998 to March 2000, Mr. Frerichs served as President and CEO for Network Alchemy, a Santa Cruz based startup that developed clustered Virtual Private Networks solutions, which was acquired by Nokia in March 2000. From January 1997 to March 1998, Mr. Frerichs served as Vice President of Worldwide Sales for Wallop Software, an intranet-based business application software company. From January 1994 to January 1997, Mr. Frerichs served as Vice President, North American Sales for TGV Software, a supplier of Internet software products, which was acquired by Cisco Systems. Mr. Frerichs holds a B.S. in Computer Science from Texas A&M University.

Item 2.     Properties.

      Our principal administrative, sales, marketing and research development facilities are located in Seattle, Washington and consist of two buildings totaling approximately 195,000 square feet. In April 2000, we entered into a lease agreement for the buildings. The lease commenced in July 2000 on the first building; and the lease on the second building commenced in October 2000. The leases for both buildings expire in 2012 with an option for renewal. We also lease office space for our field personnel in Eastern Washington, California, New Jersey, Washington DC, Virginia, Hong Kong, Singapore, Thailand, Taiwan, Japan, Korea, Australia, India and the United Kingdom. We currently have surplus office space of approximately 14,000 square feet which we have subleased until 2003 and approximately 110,000 square feet which we have subleased until 2012.

Item 3.     Legal Proceedings.

      On August 8, 2001 a putative securities class action, captioned Atlas v. F5 Networks, Inc. et al., Civil Action No. 01-CV-7342, was filed in the United States District Court for the Southern District of New York against the firms that underwrote our initial public offering, F5 Networks, and several of our officers and directors. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) and Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act of 1934 by F5 Networks and its officers and directors, and seeks unspecified damages on behalf of a purported class that purchased F5 Networks’ common stock between June 4, 1999 and December 6, 2000.

      On August 15, 2001 a similar complaint, captioned Lee v. F5 Networks, Inc. et al., Civil Action No. 01-CV-7625, was filed in the United States District Court for the Southern District of New York. The

complaint is substantially identical to the Atlas complaint: it names the same defendants, contains the virtually identical claims, and seeks unspecified damages on behalf of a purported class of purchasers of common stock during an identical class period.

      Various plaintiffs have filed similar actions in the United States District Court for the Southern District of New York asserting virtually identical allegations against more than 200 other issuers. These cases have all been assigned to the Hon. Shira A. Scheindlin for coordination and decisions on pretrial motions, discovery, and related matters other than trial. We believe that we have meritorious defenses to the lawsuits and will defend ourselves vigorously in the litigation. An unfavorable resolution of the actions could have a material, adverse effect on our business, results of operations or financial condition.

      We are not aware of any additional pending legal proceedings against us that, individually or in the aggregate, would have a material adverse effect on our business, operating results, or financial condition. We may in the future be party to litigation arising in the course of our business, including claims that we allegedly infringe third-party trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 4.     Submission of Matters to a Vote of Securities Holders.

      No matters were submitted to a vote of shareholders during the fourth quarter of our fiscal year.

PART II

Item 5.     Market for Registrant’s Common Stock and Related Shareholder Matters.

Market Prices and Dividends on Common Stock

      Our common stock is traded on the Nasdaq National Market (symbol: FFIV) and has been traded on Nasdaq since our initial public offering in June of 1999. The following table sets forth the high and low sales prices of our common stock as reported on Nasdaq.

	High	Low
Fiscal Year Ended September 30, 2000
First Quarter	$160.50	$66.94
Second Quarter	$142.12	$62.12
Third Quarter	$76.50	$28.37
Fourth Quarter	$61.50	$33.00

	High	Low
Fiscal Year Ended September 30, 2001
First Quarter	$40.94	$9.50
Second Quarter	$17.81	$5.00
Third Quarter	$19.20	$3.75
Fourth Quarter	$18.50	$8.51

      As of December 27, 2001 there were 117 holders of record of our common stock, although we believe the number of beneficial holders of our common stock to be substantially greater.

      Our policy has been to reinvest earnings to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

      On June 26, 2001, we entered into a Common Stock and Warrant Purchase Agreement with Nokia Finance International B.V. (“NFI”). Under this Agreement, we issued and sold to NFI (i) 2,466,421 shares of common stock and (ii) warrants (the “Warrants”) to purchase additional shares of common stock. We received total proceeds of $34.9 million, net of $1.8 million in estimated issuance costs from the sale of these shares and the Warrants. The Warrants allow NFI to purchase additional shares of common stock to increase its ownership percentage in the Company (up to a maximum of one share less than 20%) during three ten business day periods beginning on December 31, 2001, June 30, 2002 and December 31, 2002, at an exercise price equal to the average 10-day closing price before the start of each period. These securities were sold in reliance on the exemption from registration provided by Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

Item 6.     Selected Financial Data.

      The following selected financial data are derived from our historical financial statements. The information set forth below should be read in conjunction with our financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (in thousands, except per share data).

	Fiscal Year Ended September 30

	2001	2000	1999	1998	1997

Statement of Operations Data:
Net revenues:
Products	$78,628	$87,980	$23,420	$4,119	$229
Services	28,739	20,665	4,405	770	—

Total net revenues	107,367	108,645	27,825	4,889	229
Cost of net revenues:
Products	33,240	24,660	5,582	1,091	71
Services	12,265	7,911	1,618	314	—

Total cost of net revenues	45,505	32,571	7,200	1,405	71

Gross profit	61,862	76,074	20,625	3,484	158
Operating expenses:
Sales and marketing	50,767	36,890	13,505	3,881	565
Research and development	17,435	14,478	5,642	1,810	569
General and administrative	18,776	9,727	3,869	1,041	383
Restructuring charges	975	—	—	—	—
Amortization of unearned compensation	2,625	2,127	2,487	420	69

Total operating expenses	90,578	63,222	25,503	7,152	1,586

Income (loss) from operations	(28,716)	12,852	(4,878)	(3,668)	(1,428)
Other income (expense), net	2,021	2,903	534	(4)	(28)

Income (loss) before income taxes	(26,695)	15,755	(4,344)	(3,672)	(1,456)
Provision for income taxes	4,095	2,105	—	—	—

Net income (loss)	$(30,790)	$13,650	$(4,344)	$(3,672)	$(1,456)

Net income (loss) per share — basic	$(1.36)	$0.65	$(0.42)	$(0.60)	$(0.24)
Weighted average shares — basic	22,644	21,137	10,238	6,086	6,000
Net income (loss) per share — diluted	$(1.36)	$0.59	$(0.42)	$(0.60)	$(0.24)
Weighted average shares — diluted	22,644	23,066	10,238	6,086	6,000
Balance Sheet Data:
Cash and cash equivalents	$69,783	$53,199	$24,797	$6,206	$143
Working capital (deficit)	74,407	65,898	25,876	6,763	(317)
Total assets	124,663	122,420	42,846	9,432	919
Long-term obligations	1,167	238	—	—	216
Redeemable convertible preferred stock	—	—	—	7,688	—
Shareholders’ equity (deficit)	96,488	87,685	31,973	(80)	(231)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Financial Statements and Notes

Results of Operations

     Overview

      Total net revenues declined 1% in fiscal 2001 from fiscal 2000, compared to an increase of 290% in fiscal 2000 from fiscal 1999. The decrease in fiscal 2001 was primarily due to lower product sales as a result of a downturn in the US economy in fiscal 2001. Our reduced product sales were partially offset by an increase in service revenues resulting from maintenance renewals for our installed base of products. The increase in fiscal 2000 revenues was due to an expansion of indirect sales programs and an increase in our installed base service revenues.

      International revenues represented 33%, 19%, and 8% of total sales in fiscal 2001, 2000, and 1999, respectively. Fiscal 2001 was the first complete fiscal year for which we had subsidiaries in the Asia Pacific region which contributed to the increase in our international sales. We plan to continue to make significant investments in our international operations, particularly in the European and Asia Pacific markets. International revenues are expected to continue to represent a significant portion of our net revenues, although we cannot be assured that these revenues as a percentage of net revenues will remain at their current levels.

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

      Sales of BIG-IP represented 64%, 62%, and 73% of total net revenues in fiscal 2001, 2000, and 1999, respectively, and we expect to derive a significant portion of our net revenues from sales of BIG-IP in the future. During fiscal 2001 no single reseller or customer exceeded 10% of net revenue or our accounts receivable balance. During fiscal 2000 and 1999, one of our resellers, Exodus Communications, accounted for 14% and 22% of net revenue and 8% and 16% of our accounts receivable balance, respectively. In association with Exodus filing Chapter 11 bankruptcy, we recorded a non-recurring adjustment to our bad-debt expense of $1.75 million and a charge of $226,000 in cost of goods sold related to anticipated inventory lease payments not received by Exodus during fiscal 2001.

      Total cost of net revenues, as a percentage of total revenues, increased to 42.4% in fiscal 2001 from 30.0% in fiscal 2000 and 25.9% in fiscal 1999. The increase in fiscal 2001, compared to the prior year, relates to a non-recurring inventory reserve charge, costs associated with platform changes, a decrease in average selling price as a result of a change in product mix and an increase in personnel costs. The increase in fiscal 2000 was the result of higher production costs associated with hardware configuration enhancements and increased personnel costs, including training and consulting.

      Total operating expenses were $90.6 million, $63.2 million, and $25.5 million in fiscal 2001, 2000, and 1999, respectively. The 43.3% increase in total operating expense in fiscal 2001, compared to the prior year, is primarily the result of our continued investment in international operations, additional personnel costs, facilities costs, an increase in bad debt as a result of our relationship with Exodus and non-recurring restructuring charges. The 147.9% increase in operating expense in fiscal 2000, compared to the prior year, is primarily a result of an increase in total headcount to 496 from 187 at the end of fiscal 1999.

     Revenues (in thousands):

	Year Ended September 30

	2001	2000	1999

Net Revenues:
Products	$78,628	$87,980	$23,420
Services	28,739	20,665	4,405

Total net revenues	$107,367	$108,645	$27,825
Percentage of net revenues:
Products	73.2%	81.0%	84.2%
Services	26.8	19.0	15.8

Total net revenues	100.0%	100.0%	100.0%

      Net revenues. Net revenues consist of sales of our products, which include software licenses, and services. Services include revenue from installation, service and support agreements provided as part of the initial product sale, sales of extended service and support contracts, and training.

      Product revenues. Product revenues were $78.6 million for the fiscal year ended September 30, 2001 compared to $88.0 million for the year ended September 30, 2000 and $23.4 million for the year ended September 30, 1999. The 10.6% decrease in fiscal year 2001 was primarily the result of reduced demand for our products in the US due to a general slow down in the US economy. Product revenues for fiscal year 2000 increased 275.7% from the prior year as a result of an expansion in indirect sales programs and a higher volume of unit sales from the direct sales force.

      Service revenues. Service revenues were $28.7 million for the fiscal year ended September 30, 2001 compared to $20.7 million for the year ended September 30, 2000 and $4.4 million for the year ended September 30, 1999. Service revenues increased by 39.1% in fiscal year 2001 and 369.1% in fiscal year 2000. These increases primarily resulted from an increase in the installed base of our products and the renewal of service and support contracts by our current customers.

      Customers who purchase our products can utilize our installation services and an initial customer support contract, typically covering a 12-month period. We generally combine the software license, installation, and customer support elements of our products into a package with a single price. We allocate a portion of the sales price to each element of the bundled package based on their respective fair values when the individual elements are sold separately. Customers may also purchase consulting services and renew their initial customer support contract.

     Gross Margin (in thousands):

	Year Ended September 30

	2001	2000	1999

Cost of net revenues:
Products	$33,240	$24,660	$5,582
Services	12,265	7,911	1,618

Total cost of net revenues	45,505	32,571	7,200
Gross margin	$61,862	$76,074	$20,625
Percentage of related revenues:
Cost of related revenues:
Products (as a percentage of product revenue)	42.3%	28.0%	23.8%
Services (as a percentage of service revenue)	42.7	38.3	36.7
Total cost of net revenues (as a percentage of total net revenues)	42.4	30.0	25.9
Gross margin	57.6%	70.0%	74.1%

      Cost of net revenues. Cost of net revenues consists primarily of outsourced hardware components and manufacturing costs, fees for third-party software products integrated into our products, service and support personnel and an allocation of our facilities and depreciation expenses.

      Cost of product revenues. Cost of product revenues increased 34.8% to $33.2 million for the year ended September 30, 2001 from $24.7 million for the year ended September 30, 2000. The cost of product revenues for fiscal 2000 represents a 341.8% increase over cost of product revenues of $5.6 million for the year ended September 30, 1999. Cost of product revenues increased as a percent of net product revenue to 42.3% for fiscal year 2001 from 28.0% for fiscal year 2000 and 23.8% for fiscal year 1999. The increase in fiscal 2001 was the result of costs associated with platform changes and an increase in personnel costs. The increase in fiscal 2000 was the result of higher production costs associated with hardware configuration enhancements and also changes related to obsolete inventory and purchase commitments. The cost of raw materials may fluctuate in the future, which could have a negative impact on our gross margin.

      Cost of service revenues. Cost of service revenues increased to $12.3 million for fiscal 2001 from $7.9 for fiscal 2000 and $1.6 million for fiscal 1999. Cost of service revenues increased as a percent of net service revenues to 42.7% for fiscal year 2001 from 38.3% for fiscal year 2000 and 36.7% for fiscal year 1999. The increase in cost of service revenue in fiscal 2001 and 2000, compared to the prior years, is due to an increase in customer base and an increase in personnel and the related costs.

      Provision for excess inventory. Due to changes in current market conditions and a revision of our sales forecast, a review was made of our inventory needs and an assessment of our future purchase commitments during fiscal 2001. As a result, we determined two provisions for excess inventory and future purchase commitments would be recorded. The first provision for excess inventory was charged to cost of revenues in the amount of $3.9 million, which consisted of a $3.1 million inventory valuation allowance and approximately $800,000 of future purchase commitments. As of September 30, 2001, $1.5 million of this reserve had been utilized. The second provision for excess inventory was in the amount of $1.0 million. This charge is associated with charge is associated with the changes in the configuration of our EDGE-FX Cache product, which will increase the functionality of the product. These costs are associated with updating both existing inventory and product previously sold to customers, as well as costs to fulfill existing purchase commitments and have been included in cost of revenues for the for the fiscal year ended September 30, 2001. As of September 30, 2001, $232,000 of this reserve had been utilized.

     Operating expenses (in thousands):

	Year Ended September 30

	2001	2000	1999

Operating expenses:
Sales and marketing	$50,767	$36,890	$13,505
Research and development	17,435	14,478	5,642
General and administrative	18,776	9,727	3,869
Restructuring Charges	975	—	—
Amortization of unearned compensation	2,625	2,127	2,487

Total operating expenses	$90,578	$63,222	$25,503
Percent of Revenues:
Operating expenses:
Sales and marketing	47.3%	34.0%	48.5%
Research and development	16.2	13.3	20.3
General and administrative	17.5	9.0	13.9
Restructuring Charges	0.9	—	—
Amortization of unearned compensation	2.4	2.0	8.9

Total operating expenses	84.4%	58.2%	91.6%

      Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related benefits of our sales and marketing staff, costs of our marketing programs, including public relations, advertising and trade shows, and an allocation of our facilities and depreciation expenses. Sales and marketing expenses increased by 37.6% to $50.8 million in fiscal 2001 from $36.9 million in fiscal year 2000. In fiscal 2000, sales and marketing expenses increased by 173% from $13.5 million in fiscal 1999. The increase in fiscal 2001, compared to the prior year, was due to an increase in headcount and the related costs, an increase in advertising and promotional activities including activities related to new product launches. The increase in fiscal 2000 was primarily due to a significant increase in headcount from the prior year. We expect to continue increasing sales and marketing expenses in order to grow net revenues and expand our brand awareness.

      Research and development. Research and development expenses consist primarily of salaries and related benefits for our product development personnel and an allocation of our facilities and depreciation expenses. Research and development expenses increased by 20.4% to $17.4 million in fiscal 2001 from $14.5 million, and in fiscal 2000 by 156% from $5.6 million in fiscal 1999. The increase in fiscal year 2001 relates primarily to personnel related costs and an increase in facilities cost related to the new Spokane office. The increase in fiscal 2000, compared to the prior period, is also due to a significant increase in headcount. Our future success is dependent, in large part on the continued enhancement of our current products and our ability to develop new, technologically advanced products that meet the sophisticated needs of our customers. We expect research and development expenses to remain at a consistent level with fiscal 2001.

      General and administrative. General and administrative expenses consist primarily of salaries, benefits and related costs of our executive, finance, human resource and legal personnel, third-party professional service fees, and an allocation of our facilities and depreciation expenses. General and administrative expenses increased by 93.0% in fiscal 2001 to $18.8 million from $9.7 in fiscal year 2000. These expenses increased in fiscal year 2000 by 151.4% from $3.9 million for fiscal year 1999. The increases in fiscal 2001 were due to an increase in bad debt expense due to the relationship with Exodus Communications and an increase in headcount and other payroll related costs. The fiscal 2000 increase was primarily due to increases in the general and administrative headcount.

      Restructuring charge. During the first fiscal quarter of 2001, we recorded a restructuring charge of $1.1 million in connection with management decision to bring operating expenses in line with the business revenue growth model. As a result of change in the business revenue growth model, we terminated 96 employees throughout all divisions of the company. As of September 30, 2001, substantially all of the restructuring charge accrued for during the first fiscal quarter of 2001, had been paid.

      Unearned compensation. We have recorded a total of $8.3 million of stock compensation costs since our inception through September 30, 2001. These charges represent the difference between the exercise price and the deemed fair value of certain stock options granted to our employees and outside directors. These options generally vest ratably over a four-year period. We are amortizing these costs using an accelerated method as prescribed by FASB interpretation No. 28 (“FIN No. 28”) and have recorded stock compensation charges of $2.6 million, $2.1 million and $2.5 million for the years ended September 30, 2001, 2000 and 1999, respectively.

      We expect to recognize amortization expense related to unearned compensation of approximately $443,000 and $83,000 during the years ended September 30, 2002 and 2003, respectively. We cannot guarantee, however, that we will not accrue additional stock compensation costs in the future or that our current estimate of these costs will prove accurate.

     Other Income and Taxes (in thousands):

	Year Ended September 30

	2001	2000	1999

Income (loss) from operations	$(28,716)	$12,852	$(4,878)
Other income, net	2,021	2,903	534
Income (loss) before income taxes	(26,695)	15,755	(4,344)
Provision for income taxes	4,095	2,105	—

Net income (loss)	$(30,790)	$13,650	$(4,344)
Percent of Revenues:
Income (loss) from operations	(26.7)%	11.8%	(17.5)%
Other income, net	1.9	2.7	1.9
Income (loss) before income taxes	(24.9)	14.5	(15.6)
Provision for income taxes	3.8	1.9	—

Net income (loss)	(28.7)%	12.6%	(15.6)%

      Other income, net. Other income consists primarily of earnings on our cash and cash equivalent balances and short-term investments. Other income decreased 30.0% to $2.0 million in fiscal year 2001 from $2.9 million in fiscal year 2000. Other income increased by 444.0% in fiscal 2000 from $0.6 million in fiscal year 1999. These fluctuations primarily relate to interest income of $2.6 million for fiscal year 2001, $3.2 million for the fiscal year 2000 and $0.5 million for the fiscal year 1999.

      Income taxes. The income tax provision increased to $4.1 million in fiscal 2001 from $2.1 million in fiscal 2000 and zero in fiscal 1999. The increase in the provision for income taxes was caused by our decision to provide for a full valuation allowance against its deferred tax assets in fiscal year 2001. FASB Statement 109 provides for the recognition of deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Based on the available evidence at the time, the valuation allowance was partially reversed in fiscal year 2000 for the assets we considered realizable. In fiscal year 2001, the changes in the current economic environment caused us reevaluate the need to provide for a full valuation allowance. Based on the weight of all the available positive and negative evidence, we determined that a full valuation allowance should be provided to completely offset the net deferred tax assets.

Quarterly Results of Operations (unaudited)

      The following tables present our unaudited quarterly results of operations for the eight quarters ended September 30, 2001 in dollars and as a percentage of net revenues. You should read the following tables in conjunction with our financial statements and related notes included elsewhere in this report. We have prepared this unaudited information on the same basis as the audited financial statements. These tables include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of our operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

	Three Months Ended

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2001	2001	2001	2000	2000	2000	2000	1999

Net Revenues:
Products	$19,825	$21,298	$19,772	$17,733	$29,259	$23,834	$18,532	$16,282
Services	6,741	7,703	7,295	7,000	7,388	5,387	5,072	2,891

Total net revenues	26,566	29,001	27,067	24,733	36,647	29,221	23,604	19,173

Cost of net revenues:
Products	4,790	7,701	12,663	8,086	8,951	6,032	5,053	4,624
Services	2,535	2,908	3,238	3,584	2,822	2,238	1,792	1,059

Total cost of net revenues	7,325	10,609	15,901	11,670	11,773	8,270	6,845	5,683

Gross margin	19,241	18,392	11,166	13,063	24,874	20,951	16,759	13,490

Operating expenses:
Sales and marketing	12,287	12,232	12,797	13,451	12,121	10,575	8,452	5,742
Research and development	3,902	4,140	4,549	4,844	6,070	3,422	2,761	2,225
General and administrative	6,814	3,080	4,194	4,688	4,279	2,222	1,748	1,478
Restructuring charge	—	—	(96)	1,071	—	—	—	—
Amortization of unearned compensation	209	245	1,595	576	680	434	470	543

Total operating expenses	23,212	19,697	23,039	24,630	23,150	16,653	13,431	9,988

Income (loss) from operations	(3,971)	(1,305)	(11,873)	(11,567)	1,724	4,298	3,328	3,502
Other income (expense), net	628	323	871	199	489	855	818	741

Income (loss) before income taxes	(3,343)	(982)	(11,002)	(11,368)	2,213	5,153	4,146	4,243

Provision (benefit) for income taxes	8,163	629	(2,260)	(2,437)	797	1,308	—	—

Net income (loss)	$(11,506)	$(1,611)	$(8,742)	$(8,931)	$1,416	$3,845	$4,146	$4,243

Net Revenues:
Products	74.6%	73.4%	73.0%	71.7%	79.8%	81.6%	78.5%	84.9%
Services	25.4	26.6	27.0	28.3	20.2	18.4	21.5	15.1

Total net revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of net revenues:
Products	18.0	26.6	46.8	32.7	24.4	20.6	21.4	24.1
Services	9.5	10.0	12.0	14.5	7.7	7.7	7.6	5.5

Total cost of net revenues	27.6	36.6	58.7	47.2	32.1	28.3	29.0	29.6

Gross margin	72.4	63.4	41.3	52.8	67.9	71.7	71.0	70.4

Operating expenses:
Sales and marketing	46.3	42.2	47.3	54.4	33.1	36.2	35.8	29.9
Research and development	14.7	14.3	16.8	19.6	16.6	11.7	11.7	11.6
General and administrative	25.6	10.6	15.5	19.0	11.7	7.6	7.4	7.7
Restructuring charge	—	—	(0.4)	4.3	—	—	—	—
Amortization of unearned compensation	0.8	0.8	5.9	2.3	1.9	1.5	2.0	2.8

Total operating expenses	87.4	68.7	86.0	100.5	63.2	57.0	56.9	52.1

	Three Months Ended

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2001	2001	2001	2000	2000	2000	2000	1999

Income (loss) from operations	(14.9)	(5.3)	(44.7)	(47.7)	4.7	14.7	14.1	18.3
Other income (expense), net	2.4	1.1	3.2	0.8	1.3	2.9	3.5	3.9

Income (loss) before income taxes	(12.6)	(3.4)	(40.6)	(46.0)	6.0	17.6	17.6	22.1

Provision for income taxes	30.7	2.2	(8.3)	(9.9)	2.2	4.5	—	—

Net income (loss)	(43.3)%	(5.6)%	(32.3)%	(36.1)%	3.9%	13.2%	17.6%	22.1%

      Our quarterly operating results have fluctuated significantly and we expect that future operating results will be subject to similar fluctuations for a variety of factors, many of which are substantially outside our control. See “Risk Factors-Our quarterly operating results are volatile and may cause our stock price to fluctuate.”

Liquidity and Capital Resources (in thousands)

	Year Ended September 30

	2001	2000	1999

Working Capital	$74,407	$66,136	$25,873
Cash and cash investments	69,300	53,017	24,797
Cash provided by (used in) operating activities	(11,659)	9,826	(1,989)
Cash used in investing activities	(8,084)	(16,503)	(5,644)
Cash provided by financing activities	36,343	35,084	26,225

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

      We recorded the issuance of the common stock and Warrants by allocating the net proceeds to the Common Stock and the Warrants, based upon their relative fair values at the date of issuance. The fair value allocated to the Warrants was $1.7 million based on an independent valuation. Based upon the relative fair value at the date of issuance, the amount of net proceeds allocated to the Warrants and included as a component of common stock was $1.6 million. The amount allocated to the common stock was $33.3 million.

      Cash used in operating activities during fiscal 2001 was $11.7 million, compared to cash provided by operating activities of $9.8 million in fiscal 2000 and cash used in operating activities of $2.0 million in fiscal 1999. Cash used in operating activities in fiscal 2001 resulted primarily from operating losses, partially offset by a decrease in net accounts receivable. Cash used for operating expenses in fiscal 1999 resulted from increases in accounts receivable due to increased sales and other current assets, which were partially offset by increases in accounts payable, accrued liabilities and deferred revenues.

      Cash used in investing activities was $8.1 million for the year ended September 30, 2001, $16.3 million for the year ended September 30, 2000 and $5.6 million for the year ended September 30, 1999. The $8.1 million used in fiscal 2001 includes $9.2 million used to purchase property and equipment, partially offset by a construction refund. The cash used for investing activities in fiscal 2000 was the result of $13.3 million used to purchase property and equipment and $3.0 million used to invest in restricted cash in order to obtain an irrevocable standby letter of credit to secure our commitment to lease office space. In fiscal 1999, the $5.6 million cash used in investing activities was the result of $2.6 million used to purchase property and equipment and $3.0 million used to invest in restricted cash related to the lease.

      As of September 30, 2001, our principal commitments consisted of obligations outstanding under operating leases. In April 2000, we entered into a lease agreement on two buildings for a new corporate headquarters. The lease commenced in July 2000 on the first building; and the lease on the second building commenced in October 2000. The lease for both buildings expires in 2012 with an option for renewal. We established a restricted escrow account in connection with this lease agreement. Under the term of the lease, a $6.0 million irrevocable standby letter of credit is required through November 2012, unless the lease is terminated before then. This amount has been included on our balance sheet as of September 30, 2001 as a component of restricted cash. Although we have no other material commitments, we anticipate an increase in our capital expenditures and lease commitments consistent with our anticipated growth in our operations, infrastructure and personnel. In the future we may also require a larger inventory of products in order to provide better availability to customers and achieve purchasing efficiencies. Any such increase can be expected to reduce cash, cash equivalents and short-term investments. We expect that our existing cash balances and cash from operations will be sufficient to meet our anticipated working capital and capital expenditures for the foreseeable future.

Recent Accounting Pronouncements

      In July of 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 “Business Combinations” which is effective for all business combinations initiated after July 1, 2001. SFAS No. 141, supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises and requires that all business combinations be accounted for using the purchase method of accounting. Further, SFAS No. 141 requires certain intangibles to be recognized as assets apart from goodwill if they meet certain criteria and also requires expanded disclosures regarding the primary reasons for consummation of the combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. We do not believe the standard will have a significant impact on our financial position.

      In July of 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, and addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the model set forth in SFAS No. 142, goodwill is no longer amortized to earnings, but instead be subject to periodic testing for impairment. We do not believe the standard will have a significant impact on our financial position.

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” FASB 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of FAS 143 will be effective for fiscal years beginning after June 15, 2002, however early application is permitted. We do not believe FAS 143 will have a significant impact on our financial statements.

      In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. We are currently evaluating the implications of adoption of FAS 144 and anticipates adopting its provisions in fiscal year 2002.

Risk Factors

      In addition to the other information in this report, the following risk factors should be carefully considered in evaluating our company and its business.

     Our quarterly operating results are volatile and may cause our stock price to fluctuate.

      Our quarterly operating results have varied significantly in the past and will vary significantly in the future, which makes it difficult for us to predict our future operating results. In particular, we anticipate that the size of customer orders may increase as we continue to focus on larger business accounts. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. In the past, a significant portion of our sales have been realized near the end of a quarter. Accordingly, a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter. Furthermore, we base our decisions regarding our operating expenses on anticipated revenue trends and our expense levels are relatively fixed. Consequently, if revenue levels fall below our expectations, our net income will decrease because only a small portion of our expenses vary with our revenues. See Item 7 of Part II — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance. Our operating results may be below the expectations of securities analysts and investors in some future quarter or quarters. Our failure to meet these expectations will likely seriously harm the market price of our common stock.

     Our business may be harmed by economic and market conditions.

      Our business is subject to the effects of general economic conditions in the United States and globally and market conditions in the Internet and technology sectors in particular. Unfavorable economic conditions and reduced capital spending has contributed to a decline in our product sales during the fourth quarter of fiscal 2001. A continued downturn in the economic conditions or economic uncertainty could adversely impact potential customers’ ability and willingness to purchase our products, which would cause a further decline in our sales and operating results.

     Our success depends on sales of our BIG-IP®.

      We currently derive approximately 64% of our net revenues from sales of our BIG-IP product line. In addition, we expect to derive a significant portion of our net revenues from sales of BIG-IP in the future. Implementation of our strategy depends upon BIG-IP being able to solve critical network availability and performance problems of our customers. If BIG-IP is unable to solve these problems for our customers, our business and results of operations will be seriously harmed.

     Our success depends on our timely development of new products and features.

      We expect the Internet traffic and content management market to be characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Our continued success depends on our ability to identify and develop new products and new features for our existing products to meet the demands of these changes, and for those products and features to be accepted by our existing and target customers. If we are unable to identify, develop and deploy new products and new product features on a timely basis, or if those products do not gain market acceptance, our business and results of operations may be seriously harmed. See Item 1 of Part I — “Business — Product Development.”

We may not be able to compete effectively in the emerging Internet traffic and content management market.

      Our markets are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors in the Internet traffic and content management market include Cisco Systems, CacheFlow, Foundry Networks, Inktomi, Network Appliances, Extreme Networks, Nortel Networks and RadWare. We expect to continue to face additional competition as new participants enter the Internet traffic and content management market. In addition, larger companies with significant resources, brand recognition and sales channels may form alliances with or acquire competing Internet traffic and content management solutions and emerge as significant competitors. Potential competitors may bundle their products or incorporate an Internet traffic and content management component into existing products in a manner that discourages users from purchasing our products. Potential customers may also choose to purchase additional or larger servers instead of our products. See Item 1 of Part I — “Business — Competition.”

The average selling price of our products may decrease and our costs may increase, which may negatively impact gross profits.

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

      Our products have a lengthy sales cycle which is difficult to predict. Historically, our sales cycle has ranged from approximately two to three months. Sales of BIG-IP, 3-DNS, GLOBAL-SITE, SEE-IT, and EDGE-FX require us to educate potential customers in their use and benefits. The sale of our products is subject to delays from the lengthy internal budgeting, approval and competitive evaluation processes that large corporations and governmental entities may require. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to testing our products before they decide whether or not to purchase. Customers may also defer orders as a result of anticipated releases of new products or enhancements by us or our competitors. As a result, our products have an unpredictable sales cycle that contributes to the uncertainty of our future operating results.

We may not be able to sustain or develop new distribution relationships.

      Our sales strategy requires that we establish multiple and maintain distribution channels in the United States and internationally through leading industry resellers, original equipment manufacturers, systems integrators, Internet service providers and other channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. During fiscal 2001 no single reseller or customer exceeded 10% of net revenue or our accounts receivable balance. If we are unable to establish and maintain our indirect sales channels, our business and results of operations will be seriously harmed.

Our expansion into international markets may not succeed.

      We intend to continue expanding into international markets. We have limited experience in marketing, selling and supporting our products internationally. International sales represented 33% of our net revenues for the year ended September 30, 2001, 19% of our net revenues for the year ended September 30, 2000 and 7.7% of our net revenues for the year ended September 30, 1999. We have engaged sales personnel in Australia, Europe, and Asia Pacific. Our continued growth will require further expansion of our international operations in selected countries in the European and Asia Pacific markets. If we are unable to expand our international operations successfully and in a timely manner, our business and results of operations may be seriously harmed. Such expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally.

Our operating results are exposed to risks associated with international commerce.

      As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to foreign currency exchange rates, managing foreign sales offices, regulatory, political, or economic conditions in specific countries, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements, and natural disasters. All of these factors could have a material adverse effect on our business.

Our success depends on our key personnel and our ability to attract, train and retain qualified marketing and sales, professional services and customer support personnel.

      Our success depends to a significant degree upon the continued contributions of our key management, product development, sales, marketing and finance personnel, many of whom will be difficult to replace. The complexity of our Internet traffic and content management products and their integration into existing networks and ongoing support, as well as the sophistication of our sales and marketing effort, requires us to retain highly-trained professional services, customer support and sales personnel. In spite of the economic downturn, competition for qualified professional services, customer support and sales personnel in our industry is intense because of the limited number of people available with the necessary technical skills and understanding of our products. Our ability to retain and hire these personnel may be adversely affected by volatility or reductions in our stock price, since these employees are generally granted stock options. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring qualified personnel, may seriously harm our business and results of operations.

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

      If the demand for our products grows, we will need to increase our material purchases, contract manufacturing capacity and internal test and quality functions. Any disruptions in product flow may limit our revenue, may seriously harm our competitive position and may result in additional costs or cancellation of orders by our customers. See Item 1 of Part I — “Business — Manufacturing.”

Our business could suffer if there are any interruptions or delays in the supply of hardware components from our third-party sources.

      We currently purchase several hardware components used in the assembly of our products from limited sources. Lead times for these components vary significantly. Any interruption or delay in the supply of any of these hardware components, or the inability to procure a similar component from alternate sources at acceptable prices within a reasonable time, will seriously harm our business and results of operations. See Item 1 of Part I — “Business — Manufacturing.”

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

      Our products must successfully operate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of software errors, whether caused by our products or another vendor’s products, may result in the delay or loss of market acceptance of our products. The occurrence of any of these problems may seriously harm our business and results of operations.

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

      From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights claims or initiate litigation against us or our contract manufacturers, suppliers or customers with respect to existing or future products. Our license agreements typically require us to indemnify our customers for infringement actions related to our technology, which could cause us to become involved in infringement claims against our customers. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to determine the scope and validity of our proprietary rights or those of our competitors. Any of these claims, with or without merit, may be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to cease using infringing technology, develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business and results of operations may be seriously harmed.

Our stock price may be volatile.

      Our stock price has historically experienced substantial volatility. In addition, the stock market and technology stocks in particular, have experienced extreme price and volume fluctuations that often have been unrelated to the performance of these companies. In the future, the price of our stock may be affected by a number of factors, including variations between our operating results and analysts’ expectations, announcements by us or our competitors, or general market conditions.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk.

      Interest Rate Risk. We do not hold derivative financial instruments or equity securities in our investment portfolio. The Board of Directors authorized one transaction to purchase and sell publicly traded company options. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 20% of the total portfolio with the exception of treasury securities, commercial paper and money market funds, which are exempt from size limitation. The policy limits all short-term investments to mature in two years or less, with the average maturity being one year or less. These securities are subject to interest rate risk and will decrease in value if interest rates increase.

	Maturing in

	Three Months	Three Months	Greater than
September 30, 2001:	or Less	to One Year	One Year	Total	Fair Value

	(In thousands)
Included in cash and cash equivalents	$8,169	$—	$—	$8,169	$8,169
Weighted average interest rate	4.1%	—	—	—	—
Included in short-term investments	$—	$33,500	$17,294	$50,794	$51,462
Weighted average interest rates	—	4.6%	3.4%	—	—

	Maturing in

	Three Months	Three Months	Greater than
September 30, 2000:	or Less	to One Year	One Year	Total	Fair Value

	(In thousands)
Included in cash and cash equivalents	$13,717	$—	$—	$13,717	$13,717
Weighted average interest rate	6.4%	—	—	—	—
Included in short-term investments	$6,126	$26,523	$2,014	$34,663	$34,603
Weighted average interest rates	6.6%	6.7%	7.0%	—	—

	Maturing in

	Three Months	Three Months	Greater than
September 30, 1999:	or Less	to One Year	One Year	Total	Fair Value

	(In thousands)
Included in cash and cash equivalents	$14,367	$—	$—	$14,367	$14,367
Weighted average interest rate	5.1%	—	—	—	—
Included in short-term investments	$5,315	$3,813	$—	$9,128	$9,047
Weighted average interest rates	5.5%	5.7%	—	—	—

      Foreign Currency Risk. Currently the majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 2001 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant at our current level of operations. However, as we continue to expand our operations internationally, they may become significant in the future. We have not engaged in foreign currency hedging to date, however we may do so in the future.

Item 8.     Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

F5 Networks, Inc.

      In our opinion, the consolidated financial statements listed appearing under Items 14(a)(1) present fairly, in all material respects, the financial position of F5 Networks, Inc. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

October 26, 2001

F5 NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30

	2001	2000

	(In thousands)
ASSETS
Current assets:
Cash equivalents and short-term investments	$69,783	$53,199
Accounts receivable, net of allowances of $6,245 and $1,666	22,628	38,237
Inventories	2,602	5,231
Other current assets	6,885	2,290
Deferred income taxes	—	1,858

Total current assets	101,898	100,815

Restricted cash	6,000	6,000
Property and equipment, net	15,496	13,524
Other assets, net	1,269	541
Deferred income taxes	—	1,540

Total assets	$124,663	$122,420

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,460	$10,561
Accrued liabilities	11,517	7,737
Deferred revenue	11,031	16,199

Total current liabilities	27,008	34,497

Long-term Liabilities	1,167	238
Commitments and Contingencies: (See note 9)
Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 100,000 shares authorized, 24,764 and 21,613 shares issued and outstanding	123,393	87,419
Note receivable from shareholder	—	(469)
Accumulated other comprehensive income (loss)	573	(52)
Unearned compensation	(536)	(3,061)
Retained earnings (deficit)	(26,942)	3,848

Total shareholders’ equity	96,488	87,685

Total liabilities and shareholders’ equity	$124,663	$122,420

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30

	2001	2000	1999

	(In thousands, except per share data)
Net revenues:
Products	$78,628	$87,980	$23,420
Services	28,739	20,665	4,405

Total net revenues	107,367	108,645	27,825

Cost of net revenues:
Products	33,240	24,660	5,582
Services	12,265	7,911	1,618

Total cost of net revenues	45,505	32,571	7,200

Gross profit	61,862	76,074	20,625

Operating expenses:
Sales and marketing	50,767	36,890	13,505
Research and development	17,435	14,478	5,642
General and administrative	18,776	9,727	3,869
Restructuring charges	975	—	—
Amortization of unearned compensation	2,625	2,127	2,487

Total operating expenses	90,578	63,222	25,503

Income (loss) from operations	(28,716)	12,852	(4,878)
Other income, net	2,021	2,903	534

Income (loss) before income taxes	(26,695)	15,755	(4,344)
Provision for income taxes	4,095	2,105	—

Net income (loss)	$(30,790)	$13,650	$(4,344)

Net income (loss) per share — basic	$(1.36)	$0.65	$(0.42)
Weighted average shares — basic	22,644	21,137	10,238
Net income (loss) per share — diluted	$(1.36)	$0.59	$(0.42)
Weighted average shares — diluted	22,644	23,066	10,238

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Subscriptions
	Convertible				Notes		Accumulated
	Preferred Stock		Common Stock		Receivable		Other
					From	Unearned	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shareholders	Compensation	Income/(Loss)	Deficit	Total

	(In thousands)
Balance, October 1, 1998.	1,806	$4,197	6,021	$2,875		$(1,694)		$(5,458)	$(80)
Exercise of stock options by employees			588	256					256
Exercise of stock warrants			428	420					420
Note receivable from shareholder for exercise of stock options			150	750	$(750)
Unearned compensation				4,025		(4,025)
Amortization of unearned compensation						2,487			2,487
Conversion of convertible preferred stock to common stock in connection with the initial public offering	(1,806)	(4,197)	8,114	11,885					7,688
Issuance of common stock in an initial public offering (net of issuance costs of $3,051)			2,860	25,549					25,549
Net loss								(4,344)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment							(1)
Unrealized loss on securities							(2)
Comprehensive Loss									(4,347)

Balance, September 30, 1999.			18,161	45,760	(750)	(3,232)	(3)	(9,802)	31,973
Exercise of stock options by employees			669	716					716
Exercise of stock warrants			2,199	1,414					1,414
Issuance of stock under employee stock purchase plan			84	1,198					1,198
Payment on note receivable from shareholder					281				281
Tax benefit from employee stock transactions				4,900					4,900
Issuance of common stock in a secondary public offering (net of issuance costs of $2,025)			500	31,475					31,475
Unearned compensation				1,956		(1,956)
Amortization of unearned compensation						2,127			2,127
Net income								13,650
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment							(274)
Unrealized gain on securities							225
Comprehensive income									13,601

Balance, September 30, 2000.			21,613	87,419	(469)	(3,061)	(52)	3,848	87,685
Exercise of stock options by employees			608	642					642
Exercise of stock warrants			9
Issuance of stock under employee stock purchase plan			154	1,667					1,667
Repurchase of Common Stock			(30)	(1.082)					(1,082)
Issuance of common stock to Nokia (net of issuance costs of $1,75 million)			2,466	34,928					34,928
Payment on note receivable from stockholder for exercise of stock options					188				188
Cancellation of unvested stock options from stockholder			(56)	(281)	281
Unearned compensation				100		(100)
Amortization of deferred compensation						2,625			2,625
Net Loss								(30,790)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment							(27)
Unrealized gain on securities							652
Comprehensive Loss									(30,165)

Balance, September 30, 2001.	—	$—	24,764	$123,393	$—	$(536)	$573	$(26,942)	$96,488

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(30,790)	$13,650	$(4,344)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Restructuring charges	975	—	—
Provisions for asset write downs	345	1,377	—
Provision for inventory write downs	4,019	—	—
Gain on sale of assets	(92)	—	—
Unrealized gain on investments	285	225	—
Amortization of unearned compensation	2,625	2,127	2,487
Provision for doubtful accounts and sales returns	15,310	2,876	1,183
Depreciation and amortization	5,348	2,335	573
Deferred income taxes	3,398	(3,398)	—
Tax benefit from exercise of stock options	—	4,900	—
Changes in operating assets and liabilities:
Accounts receivable	423	(30,715)	(9,508)
Inventories	790	(5,639)	(519)
Other current assets	(5,422)	(315)	(731)
Other assets	(728)	(1,306)	(181)
Accounts payable and accrued liabilities	(3,018)	11,940	5,473
Deferred revenue	(5,127)	11,769	3,578

Net cash provided by (used in) operating activities	(11,659)	9,826	(1,989)

Cash flows from investing activities:
Investment in restricted cash	—	(2,987)	(3,013)
Proceeds from construction refund	851	—	—
Proceeds from the sale of property and equipment	217	—	—
Purchases of property and equipment	(9,152)	(13,334)	(2,631)

Net cash used in investing activities	(8,084)	(16,321)	(5,644)

Cash flows from financing activities:
Proceeds from issuance of common stock in an initial public offering	—	—	25,549
Proceeds from secondary public offering, net of issuance costs	—	31,475	—
Proceeds from the issuance of common stock to Nokia	34,928	—	—
Proceeds from the exercise of stock options and warrants	2,309	3,328	676
Proceeds from payments on shareholder loan	188	281	—
Repurchase of common stock	(1,082)	—	—

Net cash provided by financing activities	36,343	35,084	26,225

Net increase in cash and cash equivalents	16,600	28,589	18,592
Effect of exchange rate changes on cash and cash equivalents	(16)	(187)	(1)
Cash and cash equivalents, at beginning of year	53,199	24,797	6,206

Cash and cash equivalents, at end of year	$69,783	$53,199	$24,797

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of the Company:

      F5 Networks, Inc. (the “Company”) was incorporated on February 26, 1996 in the State of Washington and is a leading provider of integrated Internet traffic and content management solutions designed to improve the availability and performance of mission-critical Internet-based servers and applications. The Company’s proprietary software-based solutions monitor and manage local and geographically dispersed servers and intelligently direct traffic to the server best able to handle a user’s request. The Company purchases material component parts and certain licensed software from suppliers and generally contracts with third parties for the assembly of products. The Company operates in one segment providing integrated internet traffic and content management solutions.

2.     Summary of Significant Accounting Policies:

Principles of Consolidation

      The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United Sates of America. The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation.

Reclassifications

      Certain reclassifications have been made to prior year balances to conform to the current year presentation. These reclassifications had no impact on previously reported net loss, shareholders’ equity or cash flows.

Use of Estimates

      The preparation of financial statements is in conformity with accounting principles generally accepted in the United States of America and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Estimates that are particularly susceptible to changes in the near term are the adequacy of allowances for sales returns and bad debt, inventory obsolescence, warranty costs and deferred taxes.

Cash Equivalents and Short-term Investments

      Cash equivalents are highly liquid investments, consisting of investments in money market funds and short-term investments which are readily convertible to cash without penalty and subject to insignificant risk of changes in value. The Company’s cash equivalents and short term investments balance consists of the following (in thousands):

	September 30

	2001	2000

Cash	$18,321	$18,596
Short-term investments	51,462	34,603

	$69,783	$53,199

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

      The Company places its temporary cash investments with five major financial institutions.

      The Company’s customers are from diverse industries and geographic locations. Net revenues from international customers are primarily denominated in U.S. Dollars and were approximately $35.0 million, $20.6 million and $2.2 million for the years ended September 30, 2001, 2000 and 1999, respectively. During fiscal 2001 no single reseller or customer exceeded 10% of the Company’s net revenue or accounts receivable balance. During fiscal 2000 and 1999, one of the Company’s resellers, Exodus Communications, accounted for 14% and 22% of net revenue and 8% and 16% of the Company’s accounts receivable balance, respectively. In association with Exodus filing Chapter 11 bankruptcy, the Company recorded a non-recurring adjustment to its bad-debt expense of $1.75 million and $226,000 in cost of goods sold related to the leased inventory during fiscal 2001. The Company does not require collateral to support credit sales. Allowances are maintained for potential credit losses and sales returns.

Inventories

      Inventories consist of hardware and the related component parts and are recorded at the lower of cost or market (as determined by the first-in, first-out method).

Restricted Cash

      Restricted cash represents a restricted escrow account established in connection with a lease agreement for the company’s corporate headquarters. Under the term of the lease, a $6.0 million standby letter of credit is required through November 2012, unless the lease is terminated before then.

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

Software Development Costs

      Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of each product. The establishment of technological feasibility and the on-going assessment of recoverability of costs require considerable judgment by the Company with respect to certain internal and external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in hardware and software technology. The Company amortizes capitalized software costs using the straight-line method over the estimated economic life of the product, generally three years. In fiscal 2001, the Company capitalized $327,000 in software development costs, generally representing labor costs, and recorded no related amortization.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation of Long-Lived Assets

      The Company periodically evaluates the carrying value of long-lived assets to be held and used, including, but not limited to, property and equipment, other assets, and deferred income taxes, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from the asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

Revenue Recognition

      The Company recognizes revenue under Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists,” SEC Staff Accounting Bulleting (SAB) No. 101, “Revenue Recognition in Financial Statements,” Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions.”

      The Company sells products through resellers, original equipment manufacturers and other channel partners, as well as to end users, under similar terms. Typically this combines software license, installation and customer support elements into a package with a single “bundled” price and allocates a portion of the sales price to each element of the bundled package based on their respective fair values when the individual elements are sold separately. Revenues from the license of software, net of an allowance for estimated returns, are recognized when the product has been shipped and the customer is obligated to pay for the product. Installation revenue is recognized when the product has been installed at the customer’s site. Revenues for customer support are recognized on a straight-line basis over the service contract term. Estimated sales returns are based on historical experience by product and are recorded at the time revenues are recognized.

      The following presents revenues by shipment destination for the years ended 2001, 2000 and 1999 (in thousands):

	September 30

	2001	2000	1999

United States	$72,406	$88,047	$25,672
Europe	10,004	7,029	1,655
Asia Pacific	24,957	13,569	498

	$107,367	$108,645	$27,825

Warranty Expense

      The Company generally offers warranties between 90 days and one year depending on whether it relates to hardware or software. Estimated future warranty obligations related to products are provided by charges to operations in the period in which the related revenue is recognized. These estimates are based on historical warranty experience and other relevant information of which the Company is aware. During the years ended September 30, 2001, 2000 and 1999 warranty expense was $0.4 million, $2.3 million and $0.3 million, respectively.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising

      Advertising costs are expensed as incurred. Advertising expense was approximately $1.5 million, $1.6 million and $1.0 million for the years ended September 30, 2001, 2000 and 1999, respectively.

Income Taxes

      The Company accounts for income taxes under the liability method of accounting. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect in the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to estimated amounts expected to be realized.

Foreign Currency Translation

      The financial statements of F5 Networks, Ltd., F5 Networks, Singapore Pte. Ltd. and F5 Networks, Japan K.K. have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation.” Under the provisions of this Statement, all assets and liabilities in the balance sheet of the subsidiaries are translated at year-end exchange rates, and translation gains and losses are reported as a component of comprehensive income (loss) and are accumulated in a separate component of shareholders’ equity. Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including US dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period of exchange. Transaction losses for the fiscal years ended September 30, 2001, 2000 and 1999 of $139,000, $84,000, and $0, respectively, were charged to operations.

Comprehensive Income (Loss)

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” in June 1997. This statement establishes standards for reporting and displaying comprehensive income in the financial statements and was adopted by the Company during the quarter ended September 30, 1999. In addition to net income (loss), comprehensive income (loss) includes charges or credits to equity that are not the result of transactions with shareholders. For the Company, this includes foreign currency translation and unrealized gains and losses on investments. The Company has included components of comprehensive income within the Consolidated Statements of Shareholders’ Equity.

Stock-Based Compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and FASB interpretation No. 44 (“FIN No. 44”) accounting for certain transactions involving stock compensation, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the deemed fair value of the Company’s stock and the exercise price of the option. The unearned compensation is being amortized in accordance with Financial Accounting Standards Board Interpretation No. 28 on an accelerated basis over the vesting period of the individual options. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

      For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, recorded amounts approximate market value, due to the short maturities of these instruments.

Earnings per Share

      Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. For periods in which the Company incurred a net loss, dilutive common stock equivalent shares are excluded from the calculation as their impact would have been antidilutive. The antidilutive securities not included in diluted net loss per share calculation totaled 1,533,386 shares.

      The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended September 30, 2001, 2000 and 1999 (in thousands, except per share data).

	Year Ended September 30

	2001	2000	1999

Numerator:
Net income (loss)	$(30,790)	$13,650	$(4,344)

Denominator:
Weighted average shares outstanding — basic	22,644	21,137	10,238
Dilutive effect of common shares from stock options	—	1,918	—
Dilutive effect of common shares from warrants	—	11	—

Weighted average shares outstanding — diluted	22,644	23,066	10,238

Basic net income (loss) per share	$(1.36)	$0.65	$(0.42)

Diluted net income (loss) per share	$(1.36)	$0.59	$(0.42)

Derivatives

      In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

      The Company designates the derivatives based upon criteria established by SFAS 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. The impact of derivatives on the Company’s financial position in fiscal 2001, has been insignificant.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

      In July of 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 “Business Combinations” which is effective for all business combinations initiated after July 1, 2001. SFAS No. 141, supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and requires that all business combinations be accounted for using the purchase method of accounting. Further, SFAS No. 141 requires certain intangibles to be recognized as assets apart from goodwill if they meet certain criteria and also requires expanded disclosures regarding the primary reasons for consummation of the combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. The Company does not believe the standard will have a significant impact on the financial position of the company.

      In July of 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, and addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the model set forth in SFAS No. 142, goodwill is no longer amortized to earnings, but instead be subject to periodic testing for impairment. The Company does not believe the standard will have a significant impact on the financial position of the company.

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” FASB 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of FAS 143 will be effective for fiscal years beginning after June 15, 2002, however early application is permitted. The Company does not believe the standard will have a significant impact its financial statements.

      In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of FAS 144 and anticipates adopting its provisions in fiscal year 2002.

3.     Inventories:

      Inventories are comprised of the following (in thousands):

	September 30

	2001	2000

Finished goods	$3,283	$2,045
Raw materials	1,347	3,186
Inventory provision	(2,028)	—

	$2,602	$5,231

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Due to changes in current market conditions and a revision of our sales forecast, a review was made of the Company’s inventory needs and an assessment of our future purchase commitments during fiscal 2001. As a result, the Company determined two provisions for excess inventory and future purchase commitments would be recorded. The first provision for excess inventory was charged to cost of revenues in the amount of $3.9 million, which consisted of a $3.1 million inventory valuation allowance and approximately $800,000 of future purchase commitments. As of September 30, 2001, $1.5 million of this reserve had been utilized. The second provision for excess inventory was in the amount of $1.0 million. This charge is associated with charge is associated with the changes in the configuration of the Company’s EDGE-FX Cache product, which will increase the functionality of the product. These costs are associated with updating both existing inventory and product previously sold to customers, as well as costs to fulfill existing purchase commitments and have been included in cost of revenues for the for the fiscal year ended September 30, 2001. As of September 30, 2001, $232,000 of this reserve had been utilized.

4.     Property and Equipment:

      At September 30, 2001 and 2000, property and equipment consist of the following (in thousands):

	September 30

	2001	2000

Computer equipment	$9,934	$7,167
Office furniture and equipment	5,782	3,783
Leasehold improvements	7,227	5,673

	22,943	16,623
Accumulated depreciation and amortization	(7,447)	(3,099)

Property and equipment, net	$15,496	$13,524

      Depreciation and amortization expense was approximately $5.3 million, $2.3 million and $0.5 million for the years ended September 30, 2001, 2000 and 1999 respectively.

5.     Accrued Liabilities:

      At September 30, 2001 and 2000, accrued liabilities consist of the following (in thousands):

	September 30

	2001	2000

Accrued payroll and benefits	$5,066	$3,874
Accrued sales and use taxes	93	791
Warranty accrual	228	401
Accrued License Fees	526	175
Income taxes payable	1,064	589
Accrued sales and marketing	705	528
Recruitment costs	—	350
Other	3,835	1,029

	$11,517	$7,737

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Restructuring Charges:

      During the first fiscal quarter of 2001, F5 recorded a restructuring charge of $1.1 million in connection with management decision to bring operating expenses in line with the business revenue growth model. As a result of change in the business revenue growth model, the Company terminated 96 employees throughout all divisions of the Company. In January 2001, all identified employees had been terminated. During the quarter ended March 31, 2001 the Company reversed $96,000 of the original accrual due to a revision of previous estimates. As of September 30, 2001, substantially all of the restructuring charge accrued for during the first fiscal quarter of 2001 had been paid.

7.     Income Taxes:

      Income (loss) before income taxes consists of the following (in thousands):

	September 30

	2001	2000	1999

U.S.	$(25,900)	$17,976	$(4,364)
International	(795)	(2,221)	20

	$(26,695)	$15,755	$(4,344)

      The provision for income taxes for the fiscal year 2001 consists of the following (in thousands):

	September 30

	2001	2000

Current tax expense:
U.S. federal	$33	$5,325
State	50	647
Foreign	614	(469)

Total current provision	697	5,503
Deferred tax provision:
U.S. federal	3,227	(3,227)
State	171	(171)
Foreign	—	—

Total deferred tax	3,398	(3,398)

Total provision for income taxes	$4,095	$2,105

      No provision for federal or state income taxes has been recorded for the year ended September 30, 1999, as the Company incurred a loss.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effective rate differs from the U.S. federal statutory rate as follows (in thousands):

	September 30

	2001	2000	1999

Income tax provision at statutory rate	$(9,343)	$5,514	$(1,477)
Sales taxes, net of federal benefit	(526)	409	—
Impact of international operations	105	308	—
Federal research and development credits	(653)	(1,315)	—
Impact of stock option compensation	—	(450)	(248)
Other	(33)	1,037	81
Change in valuation allowance	14,545	(3,398)	1,644

Total	$4,095	$2,105	$—

      The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	September 30

	2001	2000	1999

Deferred tax assets:
Net operating loss carryforwards	$12,333	$4,884	$2,665
Exercise of stock options	694	278	105
Allowance for doubtful accounts	2,408	617	281
Accrued compensation and benefits	407	276	135
Inventories and related reserves	1,067	—	—
Other accruals and reserves not currently deductible for tax	1,283	539	78
Depreciation	544	158	58
Tax credit carryforwards	2,193	1,540	—

	20,929	8,292	3,322
Valuation allowance for deferred tax assets	(20,929)	(4,884)	(3,314)

	—	3,408	8
Deferred tax liabilities:
Deductible prepaid expenses and other	—	(10)	(8)

Net deferred tax assets	$—	$3,398	$—

      The Company’s deferred tax assets include net operating loss carry forwards of approximately $27 million. During the first three quarters of fiscal year 2001, the Company maintained a partial valuation allowance consistent with prior year against its deferred tax assets. In the fourth quarter of fiscal year 2001, the Company re-evaluated the need to provide a full valuation allowance. Due to changes in the current economic environment and based on the weight of all the available positive and negative evidence, the Company determined that it was not more likely than not, that the deferred taxes would be recognized and therefore, a full valuation allowance should be provided to completely offset the net deferred tax assets.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Shareholders’ Equity:

     a.     Preferred Stock

      In April 1998, the Company issued 156,250 shares of the Company’s Series C Convertible Preferred Stock and warrants to purchase 187,500 shares of the Company’s common stock at $1.60 per share for an aggregate purchase price of $1.5 million. The Company has allocated approximately $75,000 of the purchase price of the Series C Convertible Preferred Stock as the value of the warrants issued. On February 1, 1999 these warrants were exercised. The holders of the Series C Convertible Preferred Stock have certain voting rights and liquidation preferences equal to $9.60 per share. Each share of Series C Convertible Preferred Stock was converted into six shares of the Company’s common stock.

      In August 1998, the Company issued 1,138,438 shares of Series D Redeemable Convertible Preferred Stock for an aggregate purchase price of approximately $7.7 million. The Company was required to redeem all outstanding shares of the Series D Redeemable Convertible Preferred Stock at $6.79 per share, plus all declared and unpaid dividends, either in August 2005 or in three annual installments beginning August 2003 at the request of holders of at least two-thirds of the outstanding Series D Redeemable Convertible Preferred Stock. The holders of the Series D Redeemable Convertible Preferred Stock had certain voting rights and liquidation preferences equal to $13.58 per share. Each share of Series D Redeemable Convertible Preferred Stock was converted into two shares of the Company’s common stock.

     b.     Common Stock

      On January 27, 1999 the Company authorized a 2 for 1 stock split, in the form of stock dividends, respectively on the Company’s common stock. All references to number of shares and per share amounts of the Company’s common stock in the accompanying financial statements and notes have been restated to reflect these stock splits.

     c.     Initial Public Offering

      On June 4, 1999, the Company issued 2,860,000 shares of its common stock at an initial public offering price of $10.00 per share. Also sold in this offering were 590,000 shares held by selling shareholders, including 450,000 shares sold upon the exercise of the underwriters’ over-allotment option. The net proceeds to the Company from the offering, net of offering costs of approximately $3.1 million were approximately $25.5 million. Concurrent with the initial public offering, each outstanding share or the Company’s convertible preferred stock was automatically converted into common stock.

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

     e.     Nokia Private Placement of Common Stock and Warrants

      On June 26, 2001, the Company entered into a Common Stock and Warrant Purchase Agreement with Nokia Finance International B.V. (“NFI”). Under this Agreement, the Company issued and sold to NFI (i) 2,466,421 shares of Common Stock and (ii) warrants (the “Warrants”) to purchase additional shares of common stock. The Company received total proceeds of $34.9 million, net of $1.8 million in issuance costs from the sale of these shares and the Warrants. The Warrants allow NFI to purchase additional shares of common stock to increase its ownership percentage in the Company (up to a maximum of one share less than

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20%) during three ten business day periods beginning on December 31, 2001, June 30, 2002 and December 31, 2002, at an exercise price equal to the average 10-day closing price before the start of each period.

      The Company recorded the issuance of the common stock and Warrants by allocating the net proceeds to the Common Stock and the Warrants, based upon their relative fair values at the date of issuance. The fair value allocated to the Warrants was $1.7 million based on an independent valuation. Based upon the relative fair value at the date of issuance, the amount of net proceeds allocated to the Warrants and included as a component of common stock was $1.6 million. The amount allocated to the common stock was $33.3 million.

      NFI has also signed a two-year OEM license and reseller agreement that gives them access to all of the Company’s internet traffic and content management products. Nokia may resell the Company’s products and integrate the Company’s software as part of its product offering.

     f.     Warrants

      In February 1999, the Company issued a warrant to purchase up to 12,500 shares of the Company’s common stock at $8.00 per share to a certain customer in conjunction with a sale of products.

      The Company has issued warrants to purchase common stock to a certain customer. All the warrants were exercisable at the time of issuance. The assumptions applied in the determination of the fair value of warrants issued were (i) use of the Black-Scholes pricing model, (ii) risk free interest rates ranging from 5.2% to 6.2%, (iii) expected volatility rates of approximately 70% (based on disclosed expected volatility rates of comparable companies) and actual volatility subsequent to the initial public offering, (iv) assumed expected lives of 4 to 10 years, and (v) no expected dividends. The warrants were exercised in October of 2000.

     g.     Equity Incentive Plans

      In January 1997, Company’s shareholders approved the Amended and Restated 1996 Stock Option Plan (the “1996 Employee Plan”) that provides for discretionary grants of non-qualified and incentive stock options for employees and other service providers, and the Amended and Restated Directors’ Nonqualified Stock Option Plan (the “1996 Directors’ Plan”), which provides for automatic grants of non-qualified stock options to eligible non-employee directors. A total of 2,600,000 shares of common stock has been reserved for issuance under the 1996 Employee Plan and the 1996 Directors’ Plan. Employees’ stock options typically vest over a period of four years from the grant date; director options typically vest over a period of three years from the grant date. All options under the 1996 Employee Plan and the 1996 Directors’ Plan expire 10 years after the grant date. All outstanding, unvested options under the 1996 Employee Plan and the 1996 Director’s Plan vest in full upon a change in control of the Company. The Company does not intend to grant any additional options under either of these Plans. As of September 30, 2001 there were 853,546 shares outstanding and 17,596 shares available.

      In November 1998, the Company’s shareholders adopted the 1998 Equity Incentive Plan (the “1998 Plan”), which provides for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses for employees and other service providers. A total of 3,300,000 shares of common stock have been reserved for issuance under the 1998 Plan. Stock options granted under this plan typically vest over a period of four years from the grant date, and expire 10 years from the grant date. The Company has not granted any stock purchase awards or stock bonuses under the 1998 Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding options or stock awards under the 1998 Plan. If the surviving entity determines not to assume or substitute such options or awards, then with respect to persons whose service with the Company or an affiliate of the Company has not terminated before a change in control, the vesting of 50% of these options or stock awards (and the time

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during which these awards may be exercised) will accelerate and the options or awards terminated if not exercised before the change in control. As of September 30, 2001 there were 4,028,923 shares outstanding and 819,766 shares available.

      In April 1999, the Company’s shareholders adopted the 1999 Non-Employee Directors’ Stock Option Plan which provides for automatic grants to F5 non-employee directors of options to purchase shares of the Company’s common stock. The board administers the plan and cannot delegate administration to a committee. The plan reserved an aggregate of 100,000 shares of common stock for issuance, subject to adjustment in the event of certain capital changes. As of September 30, 2001 there were options to purchase 20,000 shares outstanding. The plan was terminated by the Board effective January 1, 2001.

      In July 2000, the Company’s Board of Directors adopted the 2000 Employee Equity Incentive Plan (the “2000 Plan”), which provides for discretionary grants of non-qualified stock options, stock purchase awards and stock bonuses for non-executive employees and other service providers. A total of 2,000,000 shares of common stock have been reserved for issuance under the 2000 Plan. Stock options granted under this plan typically vest over a period of four years from the grant date, and expire 10 years from the grant date. The Company has not granted any stock purchase awards or stock bonuses under the 2000 Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding options or stock awards under the 2000 Plan. If the surviving entity determines not to assume or substitute such options or awards, then with respect to persons whose service with the Company or an affiliate of the Company has not terminated before a change in control, the vesting of 50% of these options or stock awards (and the time during which these awards may be exercised) will accelerate and the options or awards will be terminated if not exercised before the change in control. As of September 30, 2001 there were options to purchase 1,963,414 shares outstanding and 36,371 shares available for awards under the 2000 plan.

      In July 2000, the Company’s Board of Directors adopted two nonqualified stock option plans (the “McAdam Plans”) in connection with hiring John McAdam, the Company’s President and Chief Executive Officer. The first McAdam Plan provides for a grant of 645,000 non-qualified stock options for Mr. McAdam that vest over a period of four years from the grant date. The second McAdam Plan provides for a grant of 50,000 options for Mr. McAdam that vest over a period of two years from the grant date. All options under the McAdam Plans expire 10 years from the grant date, and upon certain changes in control of the Company, the vesting of 100% of these options will accelerate and the options will be terminated if not exercised before the change in control. As of September 30, 2001, 50,000 shares had been issued, there were options to purchase 645,000 shares outstanding and no shares available.

      In October 2000, the Company’s Board of Directors adopted a non-qualified stock option plan in connection with the hiring of Jeff Pancottine, the Company’s Senior Vice President of Marketing and Business Development. This Plan provides for a grant of 200,000 non-qualified stock options for Mr. Pancottine that vest ratably over a period of four years from the grant date. All options under this plan expire 10 years from the grant date. As of September 30, 2001, there were options to purchase 200,000 shares outstanding and no shares available for grant.

      In May 2001, the Company’s Board of Directors adopted a non-qualified stock option plan in connection with the hiring of Steve Coburn, the Company’s Vice President of Finance and Chief Financial Officer. This plan provides for a grant of 200,000 non-qualified stock options for Mr. Coburn that vest ratably over a period of four years. All options under this plan expire 10 years from the grant date. As of September 30, 2001, there were 200,000 stock option shares outstanding and no shares available available for grant.

      The Company applies the provisions prescribed in APB No. 25 and related interpretations in accounting for stock options. In certain instances, the Company has issued stock options with an exercise price less than the deemed fair value of the Company’s common stock at the date of grant. Accordingly, total compensation costs related to these stock options of approximately $0.1 million, $2.0 million and $4.0 million was deferred

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during fiscal years 2001, 2000 and 1999, respectively, and is being amortized over the vesting period of the options, generally four years. Amortization of stock compensation costs of approximately $2.6 million, $2.1 million and $2.5 million has been recognized as an expense for the years ended September 30, 2001, 2000 and 1999, respectively.

      A summary of stock option transactions are as follows:

		Weighted
	Outstanding	Average Exercise
	Options	Price Per Share

Balance at September 30, 1998	2,077,250	0.26
Options granted	1,343,371	9.82
Options exercised	(738,191)	1.33
Options canceled	(197,800)	1.15

Balance at September 30, 1999	2,484,630	5.05
Options granted	3,979,695	62.52
Options exercised	(668,456)	1.07
Options canceled	(492,598)	69.06

Balance at September 30, 2000	5,303,271	42.69
Options granted	4,662,574	12.59
Options exercised	(607,987)	1.06
Options canceled	(1,446,975)	50.05

Balance at September 30, 2001	7,910,883	27.02

      The weighted-average fair values and weighted-average exercise prices per share at the date of grant for options granted for the years ended September 30, 2001, 2000 and 1999 were as follows:

	Year Ended September 30

	2001	2000	1999

Weighted-average fair value of options granted with exercise prices equal to the market value of the stock at the date of grant	$10.54	$48.61	$15.69
Weighted-average exercise price of options granted with exercise prices equal to the market value of the stock at the date of grant	12.40	63.25	30.52
Weighted-average fair value of options granted with exercise prices less than the market value of the stock at the date of grant	27.89	42.56	4.54
Weighted-average exercise price of options granted with exercise prices less than the market value of the stock at the date of grant	29.42	0.00	1.24

      The following table summarizes information about fixed-price options outstanding at September 30, 2001 as follows:

					Weighted
		Weighted Average			Average
	Number	Remaining	Weighted Average	Number	Exercisable
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Price

$0.00-$5.03	1,146,798	7.61	$2.92	528,649	$1.58
5.34-9.50	2,740,764	9.40	8.14	351,990	7.34
9.63-42.56	2,470,282	8.99	30.77	403,672	34.63
42.81-114.00	1,397,814	8.55	67.16	512,568	70.48
114.50-152.63	155,225	8.22	121.92	73,691	121.77

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999 Employee Stock Purchase Plan

      In May 1999, the board of directors approved the adoption of the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 1,000,000 shares of common stock has been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The Purchase Plan has been implemented in a series of offering periods, each 6 months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period.

      Pro forma information regarding net income (loss) is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the minimum value method of that statement for all periods prior to the Company becoming a public entity and fair value method of that statement for all periods subsequent to the Company becoming a public entity. The fair value of each option is estimated at the date of grant with the following weighted-average assumptions used for the years ended September 30, 2001, 2000 and 1999:

	Stock Option Plan			Employee Stock Purchase Plan

	Year Ended September 30			Year Ended September 30

	2001	2000	1999	2001	2000	1999

Risk-free interest rate	4.81%	6.12%	5.47%	4.49%	5.50%	—
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected term of option	4 years	4 years	4 years	6 months	6 months	—
Volatility subsequent to initial public offering	138.79%	111.87%	69.87%	138.79%	111.87%	—

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. The Company’s pro forma net income (loss) would have been as follows (in thousands, except per share data):

	Year Ended September 30

	2001	2000	1999

Net income (loss) as reported	$(30,790)	$13,650	$(4,344)
Net income (loss) pro forma	(105,573)	(40,648)	(5,151)
Net income (loss) per share as reported	(1.36)	0.59	(0.42)
Net income (loss) per share pro forma	(4.66)	(1.92)	(0.50)

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Commitments and Contingencies:

      Future minimum operating lease payments (net of sublease proceeds) for future fiscal years, as of September 30, 2001, are approximately as follows (in thousands):

	Gross		Net
	Operating		Operating
	Lease	Sublease	Lease
	Payments	Income	Payments

2002	$6,638	$2,990	$3,648
2003	5,723	3,189	2,534
2004	5,280	3,142	2,138
2005	5,289	3,240	2,049
2006	4,843	3,350	1,493
Thereafter	33,329	21,743	11,586

Total	$61,102	$37,654	$23,448

      Rent expense under non-cancelable operating leases amounted to approximately $4.8 million, $1.9 million and $0.5 million for the years ended September 30, 2001, 2000, and 1999, respectively.

      In April 2000, the Company entered into a lease agreement on two buildings for a new corporate headquarters. The lease commenced in July 2000 on the first building; and the lease on the second building commenced in October 2000. The lease for both buildings expires in 2012 with an option for renewal. The Company established a restricted escrow account in connection with this lease agreement. Under the term of the lease, a $6.0 million irrevocable standby letter of credit is required through November 2012, unless the lease is terminated before then. This amount has been included on the Company’s balance sheet as of September 30, 2000 as a component of restricted cash. The Company has surplus office space of approximately 14,000 square feet which it subleased until 2003 and approximately 110,000 square feet which it subleased until 2012.

      On August 8, 2001 a putative securities class action, captioned Atlas v. F5 Networks, Inc. et al., Civil Action No. 01-CV-7342, was filed against the firms that underwrote F5 Networks’ initial public offering, F5 Networks, and several of its officers and directors in the United States District Court for the Southern District of New York. The complaint alleges violations of Sections 11 and 15 of the Securities Exchange Act of 1933 and Section 10(b) and Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act of 1934 against the Company and its officers and directors, and seeks unspecified damages on behalf of a purported class that purchased F5 Networks’ common stock between June 4, 1999 and December 6, 2000.

      On August 15, 2001 a similar complaint, captioned Lee v. F5 Networks, Inc. et al., Civil Action No. 01-CV-7625, was filed in the United States District Court for the Southern District of New York. The complaint is substantially identical to the Atlas complaint: it names the same defendants, contains the virtually identical claims, and seeks unspecified damages on behalf of a purported class of purchasers of common stock during an identical class period.

      Various plaintiffs have filed similar actions in the United States District Court for the Southern District of New York asserting virtually identical allegations against more than 200 other issuers. These cases have all been assigned to the Hon. Shira A. Scheindlin for coordination and decisions on pretrial motions, discovery, and related matters other than trial. The Company believes that it has meritorious defenses to the lawsuits and will defend itself vigorously in the litigation. An unfavorable resolution of the actions could have a material, adverse effect on the business, results of operations or financial condition of the Company.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The company may be subject to additional legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, the Company does not expect that the resolution of the actions could have a material, adverse effect on the business, results of operations or financial condition of the Company.

10.     Related Party Transactions:

      In March 1999, the Company issued 150,000 shares of common stock to an officer of the Company in exchange for a note receivable. These shares were acquired by exercising stock options that vest over a period of four years. The note bears interest at a rate of 4.83%, is collateralized by the shares, partially guaranteed by the officer and is due in 2003. In fiscal 2000, total payments of $281,000 were received on the loan. Under the pledge agreement, the Company has the obligation to repurchase any remaining unvested shares, and the note becomes due upon the officer’s termination. Further, the shares may not be transferred until they are vested, and the related portion of the loan is repaid. In fiscal 2001, the officer left the company and returned unvested shares totaling approximately 56,000 options to purchase shares of common stock, which were subsequently cancelled. In fiscal 2001, total payments of $188,000 were received on the loan.

11.     Employee Benefit Plans:

      The Company provides a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their compensation. Under the provision of the plan the Company may, at their discretion, match a portion of the employees’ eligible contributions. Contributions to the plan during the years ended September 30, 2001, 2000 and 1999 were approximately $953,000, $833,000 and $612,000, respectively. Contributions made by the company vest over four years.

12.     Supplemental Cash Flow Information:

      Supplemental disclosure of cash flow information is summarized below for the years ended September 30, 2001, 2000 and 1999 (in thousands):

	Year Ended September 30

	2001	2000	1999

Noncash investing and financing activities:
Note receivable from shareholder for exercise of options	$—	$—	$750
Cancellation of note receivable from shareholder for exercise of options	(281)	—	—
Deferred compensation for options granted	150	2,128	—
Reduction to deferred compensation due to cancelled stock option grants	(50)	(172)	—
Cash paid for taxes	167	12	—
Cash paid for interest	—	—	—

PART III

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 10.     Directors And Executive Officers of the Registrant.

      See “Directors and Executive Officers of the Registrant” under Item 1, Part I above.

      Information concerning compliance with Section 16 of the Securities Exchange Act is incorporated herein by reference to information appearing in the Company’s Proxy Statement for its annual meeting of shareholders to be held on March 7, 2002, which information appears under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such Proxy Statement will be filed within 120 days of the Company’s last fiscal year-end, September 30, 2001.

Items 11, 12 and 13

      The information called for by Items 11, 12 and 13 of this Part III is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders to be held on March 7, 2002 and is incorporated herein by reference. The information appears in the Proxy Statement under the captions “Election of Directors,” “Remuneration of Executive Officers,” and “Voting Securities and Principal Holders.” Such Proxy Statement will be filed within 120 days of the Company’s last fiscal year-end, September 30, 2001.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) Index to Consolidated Financial Statements and Financial Statements schedules:

(1) Consolidated Financial Statements.

Report of PricewaterhouseCoopers LLP, Independent Accountants
Consolidated Balance Sheets as of September 30, 2001 and 2000
Consolidated Statements of Operations for the years ended September 30, 2001, 2000 and 1999
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedule.

           Valuation and Qualifying Accounts and Reserves.

      (b) Reports on Form 8-K:

           None

(c)	Exhibits:

Exhibit
Number
(Referenced to
Item 601 of			Exhibit
Regulation S-K)			Description

3.1		—	Second Amended and Restated Articles of Incorporation of the Registration(1)
3.2		—	Amended and Restated Bylaws of the Registrant(1)
4.1		—	Specimen Common Stock Certificate.(1)
4.2		—	Common Stock Purchase Warrant issued to Nokia Finance International B.V.(3)
10.1		—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers.(1)
10.2		—	1998 Equity Incentive Plan.(1)
10.3		—	Form of Option Agreement under the 1998 Equity Incentive Plan.(1)
10.4		—	1999 Employee Stock Purchase Plan.(1)
10.5		—	Amended and Restated Directors’ Nonqualified Stock Option Plan.(1)
10.6		—	Form of Option Agreement under the Amended and Restated Directors’ Nonqualified Stock Option Plan.(1)
10.7		—	Amended and Restated 1996 Stock Option Plan.(1)
10.8		—	Form of Option Agreement under the Amended and Restated 1996 Stock Option Plan.(1)
10.9		—	1999 Non-Employee Directors’ Stock Option Plan.(1)
10.10		—	Form of Option Agreement under 1999 Non-Employee Directors’ Stock Option Plan.(1)
10.11		—	NonQualified Stock Option Agreement between John McAdam and the Company dated July 24, 2000.(5)
10.12		—	NonQualified Stock Option Agreement between John McAdam and the Company dated July 24, 2000.(5)
10.13		—	Office Lease Agreement, dated July 31, 1999, between Registrant and 401 Elliott West LLC.(2)
10.14		—	Agreement, dated February 19, 1999, between the Registrant and Steven Goldman.(1)
10.15		—	Investor Rights Agreement, dated August 21, 1998, between Registrant and certain holders of the Registrant’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock.(1)
10.16		—	Common Stock and Warrant Purchase Agreement dated June 26, 2001 between the Company and Nokia Finance International B.V.(3)
10.17		—	Investor’s Rights Agreement dated June 26, 2001 between the Company and Nokia Finance International B.V.(3)
10.18		—	Sublease Agreement dated March 30, 2001 between the Company and Cell Therapeutics, Inc.(3)
10.19		—	2000 Employee Equity Incentive Plan(4)
*10	.20	—	Form of Option Agreement under the 2000 Equity Incentive Plan
10.21		—	NonQualified Stock Option Agreement between Jeff Pancottine and the Company dated October 23, 2000(4)
*10	.22	—	NonQualified Stock Option Agreement between Steve Coburn and the Company dated May 29, 2001
*23	.1	—	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(2)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-86767.

(3)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

(4)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-51878.

(5)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F5 NETWORKS, INC.

By:	/s/ JOHN MCADAM

John McAdam
Chief Executive Officer and President

Dated: December 28, 2001

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ JOHN MCADAM John McAdam	Chief Executive Officer, President, and Director (Principal Executive Officer)	December 28, 2001

By:	/s/ STEVEN B. COBURN Steven B. Coburn	Senior Vice President, Chief Financial Officer (Principal Finance and Accounting Officer)	December 28, 2001

By:	/s/ JEFFREY S. HUSSEY Jeffrey S. Hussey	Chairman of the Board	December 28, 2001

By:	/s/ KEITH D. GRINSTEIN Keith D. Grinstein	Director	December 28, 2001

By:	/s/ KARL D. GUELICH Karl D. Guelich	Director	December 28, 2001

By:	/s/ ALAN J. HIGGINSON Alan J. Higginson	Director	December 28, 2001

By:	/s/ KENNY J. FRERICHS Kenny J. Frerichs	Director	December 28, 2001

EXHIBIT INDEX

Exhibit
Number
(Referenced to
Item 601 of			Exhibit
Regulation S-K)			Description

3.1		—	Second Amended and Restated Articles of Incorporation of the Registration(1)
3.2		—	Amended and Restated Bylaws of the Registrant(1)
4.1		—	Specimen Common Stock Certificate.(1)
4.2		—	Common Stock Purchase Warrant issued to Nokia Finance International B.V.(3)
10.1		—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers.(1)
10.2		—	1998 Equity Incentive Plan.(1)
10.3		—	Form of Option Agreement under the 1998 Equity Incentive Plan.(1)
10.4		—	1999 Employee Stock Purchase Plan.(1)
10.5		—	Amended and Restated Directors’ Nonqualified Stock Option Plan.(1)
10.6		—	Form of Option Agreement under the Amended and Restated Directors’ Nonqualified Stock Option Plan.(1)
10.7		—	Amended and Restated 1996 Stock Option Plan.(1)
10.8		—	Form of Option Agreement under the Amended and Restated 1996 Stock Option Plan.(1)
10.9		—	1999 Non-Employee Directors’ Stock Option Plan.(1)
10.10		—	Form of Option Agreement under 1999 Non-Employee Directors’ Stock Option Plan.(1)
10.11		—	NonQualified Stock Option Agreement between John McAdam and the Company dated July 24, 2000.(5)
10.12		—	NonQualified Stock Option Agreement between John McAdam and the Company dated July 24, 2000.(5)
10.13		—	Office Lease Agreement, dated July 31, 1999, between Registrant and 401 Elliott West LLC.(2)
10.14		—	Agreement, dated February 19, 1999, between the Registrant and Steven Goldman.(1)
10.15		—	Investor Rights Agreement, dated August 21, 1998, between Registrant and certain holders of the Registrant’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock.(1)
10.16		—	Common Stock and Warrant Purchase Agreement dated June 26, 2001 between the Company and Nokia Finance International B.V.(3)
10.17		—	Investor’s Rights Agreement dated June 26, 2001 between the Company and Nokia Finance International B.V.(3)
10.18		—	Sublease Agreement dated March 30, 2001 between the Company and Cell Therapeutics, Inc.(3)
10.19		—	2000 Employee Equity Incentive Plan(4)
*10	.20	—	Form of Option Agreement under the 2000 Equity Incentive Plan
10.21		—	NonQualified Stock Option Agreement between Jeff Pancottine and the Company dated October 23, 2000(4)
*10	.22	—	NonQualified Stock Option Agreement between Steve Coburn and the Company dated May 29, 2001
*23	.1	—	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(2)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-86767.

(3)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(4)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-51878.

(5)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2000.

F5 NETWORKS, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

	Balance at				Balance at
	beginning of	Charges to	Charges to		end of
Description	fiscal period	costs & expenses	other accounts	Deductions	fiscal period

Year Ended September 30, 1999
Allowance for doubtful accounts	89	409	—	85	413
Allowance for sales returns	292	774	—	653	413
Tax valuation allowance	1,670	—	1,644	—	3,314
Year Ended September 30, 2000
Allowance for doubtful accounts	413	880	—	435	858
Allowance for sales returns	413	1,996	—	1,601	808
Tax valuation allowance	3,314	—	2,117	547	4,884
Year Ended September 30, 2001
Allowance for doubtful accounts	858	5,799	—	2,743	3,914
Allowance for sales returns	808	9,511	277	8,265	2,331
Tax valuation allowance	4,884	—	16,045	—	20,929