Form 10-Q
period 2001-12-31
F5 NETWORKS INC
filed 2002-02-14
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 25,208,139 shares of common stock, no par value, as of February 1, 2002.

Page 1 of 17 Pages

F5 NETWORKS, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2001

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statement of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 2. Changes in Securities and Use of Proceeds	None
Item 3. Defaults upon Securities	None
Item 4. Submission of Matters to a Vote of Security Holders	None
Item 5. Other Information	None
Item 6. Exhibits and Reports on Form 8-K	16

Signatures	17

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

F5 NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except per share data)

	Three months ended
	December 31,

	2001	2000

Net revenues:
Products	$20,658	$17,733
Services	6,367	7,000

Total net revenues	27,025	24,733

Cost of net revenues:
Products	5,963	8,086
Services	2,694	3,584

Total cost of net revenues	8,657	11,670

Gross profit	18,368	13,063

Operating expenses:
Sales and marketing	12,440	13,451
Research and development	4,137	4,844
General and administrative	4,045	4,688
Restructuring charge	—	1,071
Amortization of unearned compensation	133	576

Total operating expenses	20,755	24,630

Loss from operations	(2,387)	(11,567)
Other income, net	505	199

Loss before income taxes	(1,882)	(11,368)
Provision (benefit) for income taxes	189	(2,437)

Net loss	$(2,071)	$(8,931)

Net loss per share — basic and diluted	$(0.08)	$(0.41)

Weighted average shares — basic and diluted	24,883	21,677

The accompanying notes are an integral art of these condensed consolidated financial statements.

         F5 NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands except share data)

	December 31,	September 30,
	2001	2001

ASSETS

Current assets:

Cash and cash equivalents	$13,680	$18,321

Investments	58,740	51,462

Accounts receivable, net of allowances of $6,380 and $6,245	20,548	22,628

Inventories	2,830	2,602

Other current assets	5,080	6,885

Total current assets	100,878	101,898

Restricted cash	6,000	6,000

Investments	1,302	—

Property and equipment, net	14,876	15,496

Other assets, net	1,366	1,269

Total assets	$124,422	$124,663

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,607	$4,460

Accrued liabilities	12,064	11,517

Deferred revenue	11,840	11,031

Total current liabilities	27,511	27,008

Long-term liabilities	1,245	1,167

Commitments and contingencies:

Shareholders’ equity:

Preferred stock, no par value; 10,000,000 shares authorized, no shares outstanding	—	—

Common stock, no par value; 100,000,000 shares authorized 24,969,000 and 24,764,000 shares issued and outstanding	124,643	123,393

Accumulated other comprehensive income	439	573

Unearned compensation	(403)	(536)

Accumulated deficit	(29,013)	(26,942)

Total shareholders’ equity	95,666	96,488

Total liabilities and shareholders’ equity	$124,422	$124,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

F5 NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited, in thousands)

	Three months ended
	December 31,

	2001	2000

Cash flows from operating activities:

Net loss	$(2,071)	$(8,931)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Restructuring charges	—	1,071

Provisions for asset write downs	275	178

Provisions for inventory write downs	(43)	—

Amortization of unearned compensation	133	576

Provision for doubtful accounts and sales returns	2,005	5,615

Depreciation and amortization	1,435	1,087

Deferred income taxes	—	(2,230)

Changes in operating assets and liabilities:

Accounts receivable	40	4,267

Other Receivables	—	(2,388)

Inventories	(180)	(11,400)

Other assets	1,680	(1,081)

Accounts payable and accrued liabilities	(711)	2,857

Deferred revenue	782	(1,285)

Net cash provided by (used in) operating activities	3,345	(11,664)

Cash flows from investing activities:

Purchase of investments	(30,037)	(9,856)

Sales of investment	21,508	15,271

Purchases of property and equipment	(657)	(5,822)

Net cash used in investing activities	(9,186)	(407)

Cash flows from financing activities:

Proceeds from the exercise of stock options and warrants	1,251	976

Repurchase of common stock	—	(1,082)

Net cash provided by (used in) financing activities	1,251	(106)

Net increase (decrease) in cash and cash equivalents	(4,590)	(12,177)

Effect of exchange rate changes on cash and cash equivalents	(51)	(54)

Cash and cash equivalents, at beginning of period	18,321	24,662

Cash and cash equivalents, at end of period	$13,680	$12,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

F5 NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. The Company and Basis of Presentation:

F5 Networks provides integrated products and services to manage, control and optimize Internet traffic and content. The Company’s five core products, the BIG-IP® IP Application Switch & Controller, 3-DNS® Controller, GLOBAL-SITE™ Controller, EDGE-FX® Cache, and the SEE-IT™ Network Manager, help manage traffic and content to servers and network devices in a way that maximizes availability and throughput. F5’s unique iControl™ Architecture integrates its products and also allows its customers to integrate the company’s products with other third party products. The Company’s solutions address many elements required for successful Internet and Intranet business applications, including high availability, high performance, intelligent load balancing, fault tolerance, security, streamlined manageability, and global data management and content control. By enhancing Internet performance availability and content distribution, the Company’s solutions enable its customers and partners to maximize the use of the Internet in their business.

The condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet as of September 30, 2001 has been derived from the audited consolidated balance sheet as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001, filed with the SEC on December 28, 2001.

The unaudited condensed consolidated financial statements included herein reflect all adjustments, (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending September 30, 2002.

2. Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United Sates of America. The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation. These reclassifications had no impact on previously reported net loss, shareholders’ equity, or total assets. The Company had previously reported cash equivalents and investments on a combined basis, as they are readily convertible to cash without penalty and subject to insignificant risk of change in value. The Company has presented investments separately within current assets and long-term assets based upon maturities and managements’ intent with regard to those securities.

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

Estimates that are particularly susceptible to changes in the near term are the adequacy of allowances for sales returns and bad debt, inventory obsolescence, warranty costs, useful lives of assets and deferred taxes.

Revenue Recognition

The Company recognizes revenue in accordance with the guidance provided under Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists,” SEC Staff Accounting Bulleting (SAB) No. 101, “Revenue Recognition in Financial Statements,” Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions.”

The Company sells products through resellers, original equipment manufacturers and other channel partners, as well as directly to end users, under similar terms. Typically a software license, hardware, installation and customer support elements are combined into a package with a single “bundled” price. A portion of the sales price is allocated to each element of the bundled package based on their respective fair values when the individual elements are sold separately. Revenues from the license of software, net of an allowance for estimated returns, are recognized when the product has been shipped and the customer is obligated to pay for the product. When rights of return are present and the Company cannot estimate returns, the Company recognizes revenue when such rights lapse. Installation revenue is recognized when the product has been installed at the customer’s site. Revenues for customer support are recognized on a straight-line basis over the service contract term. Estimated sales returns are based on historical experience by product and specific identification and are recorded at the time revenues are recognized.

Cash Equivalents and Investments

         Cash equivalents and short term investments are highly liquid investments, consisting of investments in money market funds and short-term investments, which are readily convertible to cash without penalty and subject to insignificant risk of changes in value. The Company’s cash equivalents and investments balance consists of the following (in thousands):

	December 31,	September 30,
	2001	2001

	(in thousands)
Cash and cash equivalents	$13,680	$18,321

Short-term investments	58,740	51,462

Long-term investments	1,302	—

	$73,722	$69,783

Concentration of Credit Risk

         The Company places its temporary cash investments with five major financial institutions.

F5 NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company’s customers are from diverse industries and geographic locations. The majority of net revenues from international customers are denominated in U.S. dollars. These international revenues were approximately $8.5 million for the three months ended December 31, 2001, and $7.6 million for the three months ended December 31, 2000. For the three months ended December 31, 2001 and 2000, one customer accounted for 8% and 11% of net revenues, respectively. One customer accounted for 9% and 5% of the Company’s accounts receivable balance at December 31, 2001 and 2000, respectively.

Inventories

Inventories consist of hardware, software and related component parts and are recorded at the lower of cost or market (as determined by the first-in, first-out method).

Inventories are comprised of the following:

	December 31,	September 30,
	2001	2001

	(in thousands)
Finished goods	$3,028	$3,283
Raw materials	1,254	1,347
Less: Provision for excess of inventory	(1,452)	(2,028)

	$2,830	$2,602

The Company established an estimated reserve for excess inventory based upon the Company’s forecasted sales projections. Adjustments to this reserve are reflected as a component of cost of sales.

Investment

In December of 2001, the Company purchased, from a third party, approximately 16 million shares of common stock of Artel Solutions Group Holdings Limited (“Artel”), which represents an approximate 1% ownership percentage. Artel is one of the Company’s primary partners in the Asia Pacific Region. The Company paid approximately $1.3 million for the shares, which represented the then fair value of Artel’s common stock as traded on the Hong Kong Stock Exchange. The Company intends to hold the investment for a period in excess of one year. The investment will be considered “Available for Sale” and is included in the investments in the balance sheet. Subsequent changes in the fair value of the common stock will be reflected as a component of comprehensive income on the balance sheet.

Comprehensive Loss

The following table sets forth a reconciliation of net loss to comprehensive loss, net of tax:

	Three months ended
	December 31,

	2001	2000

	(in thousands)
Net loss	$(2,071)	$(8,931)
Unrealized gain on investments	51	750
Foreign currency translation adjustment	(184)	114

Comprehensive loss	$(2,204)	$(8,067)

F5 NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. The Company excludes the impact of dilutive common stock equivalent shares from the calculation of diluted net loss per share when the inclusion of such elements would be anti-dilutive.

The follow sets forth the computation of basic and diluted net loss per share for the three months ended December 31, 2001 and 2000:

	Three months ended
	December 31,

	2001	2000

	(in thousands, except per share data)

Numerator:
Net loss	$(2,071)	$(8,931)

Denominator:
Weighted average shares outstanding — basic	24,883	21,677
Dilutive effect of common shares from stock options	—	—
Dilutive effect of common shares from warrants	—	—

Weighted average shares outstanding — diluted	24,883	21,677

Basic and diluted net loss per share	$(0.08)	$(0.41)

Antidilutive securities not included in net loss per share calculation	2,283	1,236

Recent Accounting Pronouncements

In July of 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 “Business Combinations” which is effective for all business combinations initiated after July 1, 2001. SFAS No. 141, supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises and requires that all business combinations be accounted for using the purchase method of accounting. Further, SFAS No. 141 requires certain intangibles to be recognized as assets apart from goodwill if they meet certain criteria and also requires expanded disclosures regarding the primary reasons for consummation of the combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. We do not believe the standard will have a significant impact on our financial position.

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

F5 NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” FASB 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of FAS 143 will be effective for fiscal years beginning after June 15, 2002, however early application is permitted. We do not believe the standard will have a significant impact on our financial statements.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. We are currently evaluating the implications of adoption of the standard and anticipates adopting its provisions in fiscal year 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto contained in the Company’s annual report on Form-10K filed with the Securities and Exchange Commission on December 28, 2001. Our discussion contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, based upon current expectations. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. Because these forward-looking statements involve risks and uncertainties, our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and “Business” in the Company’s Form 10-K for the fiscal year ended September 30, 2001, and elsewhere in this report.

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

Currently, we derive approximately 65% of our net revenues from sales of the BIG-IP product line, and we expect to derive a significant portion of our net revenues from sales of the BIG-IP product line in the future. For the three months ended December 31, 2001, no individual customer represented more than 10% of our total revenues.

Net revenues derived from customers located outside of the United States were $8.5 million and $7.6 million for the three months ended December 31, 2001 and 2000, respectively. We plan to continue to make significant investments in our international operations, particularly in the European and the Asia Pacific markets. International revenues are expected to continue to represent a significant portion of our net revenues, although we cannot be assured that these revenues as a percentage of net revenues will remain at their current levels.

Customers who purchase our products have the option to receive installation services and an initial customer support contract, typically covering a 12-month period. We generally combine the software license, appliance, installation, and customer support elements of our products into a package with a single price. We allocate a portion of the sales price to each element of the bundled package based on their respective fair values as determined when the individual elements are sold separately. Customers may also purchase consulting services, training and renew their initial customer support contract.

Revenues from the sale of our appliances and software licenses are generally recognized when the product has been shipped and the reseller or end user is obligated to pay for the product. When rights of return are present and we cannot estimate returns, we recognize revenue when such rights lapse. Estimated sales returns are based on historical experience by product and specific identification are recorded at the time revenues are recognized. Revenue for installation services is recognized when the product has been installed at the customer’s site. Revenues for customer support are recognized on a straight-line basis over the service contract term. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.

Our ordinary payment terms to our domestic customers are net 30 days. Our ordinary payment terms to our international customers are net 60 days. We have offered extended payment terms beyond ordinary terms to some customers. For these arrangements, revenue is recognized over the term of the arrangement.

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

We have recorded a total of $8.3 million of stock compensation costs since our inception through December 31, 2001. These charges represent the difference between the exercise price and the deemed fair value of certain stock options granted to our employees and outside directors. These options generally vest ratably over a four-year period. We are amortizing these costs using an accelerated method as prescribed by FASB interpretation No. 28 (“FIN No. 28”) and have recorded stock compensation charges of $2.6 million, $2.1 million, and $2.5 million for the years ended September 30, 2001, 2000, and 1999, respectively and $133,000 and $576,000 for the three months ended December 31, 2001 and 2000 respectively.

We expect to recognize amortization expense related to unearned compensation of approximately $443,000, $83,000 and $10,000 during the years ended September 30, 2002, 2003, and 2004, respectively. We cannot guarantee, however, that we will not accrue additional stock compensation costs in the future.

Results of Operations

	Three months ended
	December 31,

	2001	2000

	(unaudited)
Statement of Operations Data:
Net revenues:
Product revenue	$20,658	$17,733
Service revenue	6,367	7,000

Total net revenue	$27,025	$24,733
Percent of net revenues:
Product revenue	76.4%	71.7%
Service revenue	23.6	28.3

Total net revenue	100.0%	100.0%

Net revenues. Net revenues consist of sales of our products, which include software licenses, appliances, and services. Service revenues include revenue from installation, service and support agreements provided as part of the initial product sale, sales of extended service and support contracts, consulting services, and training.

Product revenues. Product revenues increased by 16.5% to $20.7 million for the three months ended December 31, 2001 from $17.7 million for the same period in the prior year. The increase in quarterly product revenues was primarily due to an increase in the quantity of our products sold through our international indirect sales channels and an increase in OEM revenue. This increase also reflects the addition of new customers, as well as, repeat sales to existing customers.

Service revenues. Service revenues decreased by 9.0% to $6.4 million for the three months ended December 31, 2001 from $7.0 million for the three months ended December 31, 2000. This decrease was a result of a reduction in maintenance revenue due to a larger percentage of our international resellers handling service and installation on our behalf.

International net revenues totaled $8.5 million for the three months ended December 31, 2001 and $6.4 million for the three months ended December 31, 2000. We expect international sales will continue to represent a significant portion of net revenues, although we cannot assure you that international sales as a percentage of net revenues will remain at current levels.

In the future, our average selling prices may decrease as we leverage our channel model with a greater percentage of sales going through resellers and distributors and, to a lesser extent, due to increased competition. This decrease may have a negative impact on our gross margin.

Gross Margin:

	Three months ended
	December 31,

	2001	2000

	(unaudited)
Cost of net revenues:
Products	$5,963	$8,086
Services	2,694	3,584

Total cost of net revenues	8,657	11,670
Product gross margin	$14,695	$9,647
Services gross margin	$3,673	$3,416
Percentage of net revenue:
Products	22.0%	32.7%
Services	10.0	14.5

Total cost of net revenues	32.0	47.2
Product gross margin	71.1%	54.4%
Services gross margin	57.7%	48.8%

Cost of net revenues. Cost of net revenues consists primarily of hardware components and outsourced and internal manufacturing costs, fees for third-party software products integrated into our products, service and support personnel and an allocation of our facilities and depreciation expenses.

Cost of product revenues. Cost of product revenues decreased by 26.3% to $6.0 million for the three months ended December 31, 2001 from $8.1 million for the three months ended December 31, 2000 and decreased as a percentage of net revenues to 22.0% from 32.7% for the same period. This decrease as a percentage of net revenues was due primarily to a decline in component costs. Certain of our components are subject to significant price fluctuations based on market supply and demand. In the future component pricing may increase significantly due to limited supply and may have a negative impact on our gross margin. In addition, manufacturing headcount decreased to 13 at December 31, 2001 from 23 at December 31, 2000.

Cost of service revenues. Cost of service revenues decreased by 24.8% to $2.7 million for the three months ended December 31, 2001 from $3.6 million for the same period in the prior year. Cost of service revenues decreased as a percentage of net revenues to 10.0% from 14.5% for the same period. This decrease was primarily due to a decrease in average service and support headcount to 74 at December 31, 2001 from 86 at December 31, 2000.

Operating expenses:

	Three months ended
	December 31,

	2001	2000

	(unaudited)
Operating expenses:
Sales and marketing	$12,440	$13,451
Research and development	4,137	4,844
General and administrative	4,045	4,688
Restructuring charges	—	1,071
Amortization of unearned compensation	133	576

Total operating expenses	$20,755	$24,630
Percentage of net revenue:
Sales and marketing	46.0%	54.4%
Research and development	15.3	19.6
General and administrative	15.0	19.0
Restructuring charges	—	4.3
Amortization of unearned compensation	0.5	2.3

Total operating expenses	76.8%	99.6%

Sales and marketing. Our sales and marketing expenses consist primarily of salaries, commissions and related benefits of our sales and marketing staff, costs of our marketing programs, including public relations, advertising and trade shows and an allocation of our facilities and depreciation expenses. Sales and marketing expenses decreased by 7.5% to $12.4 million for the three months ended December 31, 2001 from $13.5 million for the same period in the prior year. This decrease was due primarily to a decrease in international marketing and promotions due to a decline in marketing co-op and trade show activities. We have also implemented cost control measures in travel, advertising, marketing, and allocated facilities expenses, as well as other discretionary spending areas. In addition sales and marketing headcount decreased to 211 at December 31, 2001 from 258 at December 31, 2000.

Research and development. Our research and development expenses consist primarily of salaries and related benefits for our product development personnel and an allocation of our facilities and depreciation expenses. Research and development expenses decreased by 14.6% to $4.1 million for the three months ended December 31, 2001 from $4.8 million for the three months ended December 31, 2000. This decrease was due primarily to a reduction in hiring and the related costs, and a decrease in the use of contractors during the three months ended December 31, 2001 as compared to December 31, 2000. Our future success is dependent in a large part on the continued enhancement of our current products and our ability to develop new, technologically advanced products that meet the sophisticated needs of our customers. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.

General and administrative. Our general and administrative expenses consist primarily of salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, and an allocation of our facilities and depreciation expenses. General and administrative expenses decreased by 13.7% to $4.0 million for the three months ended December 31, 2001 from $4.7 million for the three months ended December 31, 2000. This decrease was due primarily to a decrease in bad debt expense attributable to the implementation of a policy to evaluate customers’ credit worthiness prior to extending them credit.

Other Income and Taxes:

	Three months ended
	December 31,

	2001	2000

	(unaudited)
Other Income and Taxes:

Loss from operations	$(2,387)	$(11,567)

Other income, net	505	199

Loss before income taxes	(1,882)	(11,368)

Income tax provision (benefit)	189	(2,437)

Net loss	$(2,071)	$(8,931)

Percentage of net revenue:

Loss from operations	(8.8)%	(46.8)%

Other income, net	1.8	0.8

Loss before income taxes	(7.0)	(46.0)

Income tax provision	0.7	(9.9)

Net loss	(7.7)%	(36.1)%

Other income, net. Other income, net, consists primarily of interest income, interest expense, and foreign currency exchange gains and losses. Other income, net was $505,000 for the three months ended December 31, 2001 and $199,000 for the three months ended December 31, 2000. This increase in other income, net, is primarily due to an increase in interest income related to an increase in the average cash equivalents and investments balance during the period ended December 31, 2001 as compared to the period ended December 31, 2000.

Income taxes. Income tax expense of $189,000 for the three months ended December 31, 2001 primarily relates to foreign income taxes associated with our international operations.

In the fourth quarter of fiscal 2001, the changes in the economic environment caused us to re-evaluate the need for a full valuation allowance. Based upon the weight of all of the available positive and negative evidence, we have recorded a full valuation allowance to completely offset our deferred tax assets.

Liquidity and Capital Resources

	Three months ended
	December 31,

	2001	2000

	(unaudited)
Working capital	$73,367	$52,720

Cash and cash equivalents	13,680	12,431

Cash provided by (used in) operating activities	3,345	(11,664)

Cash used in investing activities	(9,186)	(407)

Cash provided by (used in) financing activities	1,251	(106)

Cash and cash equivalents increased to $13.7 million at December 31, 2001 from $12.4 million at December 31, 2000, an increase of $1.3 million. Cash provided by operating activities was $3.3 million for the three months ended December 31, 2001 as compared to cash used in operating activities of $11.7 million for the three months ended December 31, 2000. This increase is primarily the result of a reduction in operating loss and inventory management. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels with the need to ensure competitive lead times. In the future we may also require a larger inventory of products in order to provide better availability to customers and achieve purchasing efficiencies. Any such increase can be expected to reduce cash, cash equivalents and investments.

Cash used in investing activities was $9.2 million for the three months ended December 31, 2001 compared to $407,000 for the same period in the prior year. The decrease in investing activities was primarily the result of cash investment purchases, including the $1.3 million investment in Artel during the three months ended December 31, 2001. Cash provided by financing activities for the three months ended December 31, 2001 was $1.2 million due to stock option exercises as compared to cash used in financing activities of $106,000 for the same period last year.

We expect that our existing cash balances and cash from operations will be sufficient to meet our anticipated working capital and capital expenditures for the foreseeable future.

As of December 31, 2001, our principal commitments consisted of obligations outstanding under operating leases. In April 2000, we entered into a lease agreement on two buildings for a new corporate headquarters. The lease commenced in July 2000 on the first building; and the lease on the second building commenced in October 2000. The lease for both buildings expires in 2012 with an option for renewal. We established a restricted escrow account in connection with this lease agreement. Under the term of the lease, a $6.0 million irrevocable standby letter of credit is required through November 2012, unless the lease is terminated before then. This amount has been included on our balance sheet as of December 31, 2001 as a component of restricted cash. We have surplus office space of approximately 14,000 square feet, which is subleased until 2003 and approximately 110,000 square feet, which is subleased until 2012.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk. We do not hold derivative financial instruments in our investment portfolio. The Board of Directors authorized one transaction to purchase and sell publicly traded company options in fiscal 2001. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 20% of the total portfolio with the exception of treasury securities, commercial paper and money market funds, which are exempt from size limitation. The policy limits all short-term investments to mature in two years or less, with the average maturity being one year or less. These securities are subject to interest rate risk and a decrease in interest rates could have an adverse impact on earnings for our investment portfolio. We do not currently hedge against these interest rate exposures.

As of December 31, 2001, our cash equivalents mature within three months and our short-term investments mature, on average, within one year. Therefore, as of December 31, 2001, we believe the reported amounts of cash equivalents and short-term investments to be reasonable approximations of fair value and the market risk arising from our holdings to be minimal. We maintain investment portfolio holdings of various issuers, types, and maturities, the majority of which are corporate bonds and government securities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income.

	Maturing in

	Three months or	Three months to	Greater than
December 31, 2001:	less	one year	one year	Total	Fair value

	(in thousands)
Included in cash and cash equivalents	$1,322	—	—	$1,322	$1,322
Weighted average interest rate	2.422%	—	—	—	—
Included in investments	—	$15,050	$43,689	$58,739	$58,739
Weighted average interest rates	—	2.450%	3.354%	—	—

The following sensitivity analysis presents hypothetical changes of our investment in Artel Solutions Group Holdings Limited (“Artel”), classified as “Available for Sale” as of December 31, 2001. This modeling technique measures the hypothetical change in fair values arising from selected hypothetical changes in the stock price of Artel. We selected stock price fluctuations of plus or minus 15%, 35%, and 50% based on the historical fluctuation of the common stock.

		Valuation of Security Give X% Increase			Valuation of Security Give X% Decrease
	Fair Value at	in Securities Price			in Securities Price
	12/31/2001	(in thousands)			(in thousands)
Security	(in thousands)	15%	35%	50%	15%	35%	50%

Artel	$1,302	$1,497	$1,758	$1,953	$1,107	$846	$651

Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 31, 2001 and the three months ended December 31, 2001 and expect to continue to do so, we do not anticipate that foreign exchange gains and losses will be significant. We have not engaged in foreign currency hedging to date, however we may do so in the future.

The Artel investment is considered “Available for Sale” and is included in the investments in the balance sheet. Subsequent changes in the fair value of the common stock will be reflected as a component of comprehensive income in the balance sheet. This investment is subject to foreign currency exchange rate risk.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2001, filed December 28, 2001 for descriptions of our legal proceedings. We continue to believe that the resolution of these legal proceedings will not have a material, adverse effect on us and there have been no material developments since our 10-K filing.

Item 6.	Exhibits and Reports on Form 8-K

(a)  Exhibits:

3.1	— Second Amended and Restated Articles of Incorporation of the Registration(1)
3.2	— Amended and Restated Bylaws of the Registrant(1)

     (1)  Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the first quarter of fiscal 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of February, 2002.

F5 Networks, Inc. (Registrant) By: /s/ Steven Coburn Steven Coburn Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)