Form 10-Q
period 2002-03-31
F5 NETWORKS INC
filed 2002-05-09
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 25,608,326 shares of common stock, no par value, as of May 6, 2002.

Page 1 of 20 Pages

F5 NETWORKS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

F5 NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except per share data)

	Three months ended		Six months ended
	March 31,		March 31,

	2002	2001	2002	2001

Net revenues:
Products	$20,782	$19,772	$41,440	$37,497
Services	6,319	7,295	12,686	14,303

Total net revenues	27,101	27,067	54,126	51,800

Cost of net revenues:
Products	5,151	12,663	11,114	20,749
Services	2,680	3,238	5,374	6,822

Total cost of net revenues	7,831	15,901	16,488	27,571

Gross profit	19,270	11,166	37,638	24,229

Operating expenses:
Sales and marketing	11,823	12,797	24,263	26,248
Research and development	4,751	4,549	8,888	9,393
General and administrative	4,524	4,194	8,569	8,882
Restructuring charge	—	(96)	—	975
Amortization of unearned compensation	114	1,595	247	2,171

Total operating expenses	21,212	23,039	41,967	47,669

Loss from operations	(1,942)	(11,873)	(4,329)	(23,440)
Other income, net	273	871	778	1,070

Loss before income taxes	(1,669)	(11,002)	(3,551)	(22,370)
Provision for income taxes	101	(2,260)	290	(4,697)

Net loss	$(1,770)	$(8,742)	$(3,841)	$(17,673)

Net loss per share — basic and diluted	$(0.07)	$(0.40)	$(0.15)	$(0.81)

Weighted average shares — basic and diluted	25,203	21,917	25,041	21,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

F5 NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	September 30,
	2002	2001

	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$28,403	$18,321
Investments	47,063	51,462
Accounts receivable, net of allowances of $6,339 and $6,245	20,649	22,628
Inventories	960	2,602
Other current assets	6,012	6,885

Total current assets	103,087	101,898

Restricted cash	6,000	6,000
Investments	1,560	—
Property and equipment, net	14,293	15,496
Other assets, net	1,288	1,269

Total assets	$126,228	$124,663

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,197	$4,460
Accrued liabilities	12,605	11,517
Deferred revenue	11,650	11,031

Total current liabilities	28,452	27,008

Long-term liabilities	1,373	1,167

Total liabilities	29,825	28,175

Commitments and contingencies:
Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 100,000 shares authorized 25,381 and 24,764 shares issued and outstanding	126,877	123,393
Accumulated other comprehensive income	598	573
Unearned compensation	(289)	(536)
Accumulated deficit	(30,783)	(26,942)

Total shareholders’ equity	96,403	96,488

Total liabilities and shareholders’ equity	$126,228	$124,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

F5 NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

	Six months ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,841)	$(17,673)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Restructuring charges	—	975
Provision for asset write downs	551	378
Loss on sale of assets	—	120
Provisions for inventory write downs	(13)	4,910
Realized loss on sale of investments	95	—
Amortization of unearned compensation	247	2,171
Provision for doubtful accounts and sales returns	3,648	8,908
Depreciation and amortization	2,829	2,386
Deferred income taxes	—	(3,891)
Changes in operating assets and liabilities:
Accounts receivable	(1,679)	4,245
Inventories	1,670	(6,631)
Other assets	729	(2,345)
Accounts payable and accrued liabilities	431	(6,700)
Deferred revenue	592	(2,537)

Net cash provided by (used in) operating activities	5,259	(15,684)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(41,048)	(27,633)
Sale of investments	43,988	38,476
Proceeds from the sale of property and equipment	—	90
Purchases of property and equipment	(1,525)	(7,232)

Net cash provided by investing activities	1,415	3,701

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and warrants	3,485	1,183
Repurchase of common stock	—	(1,082)

Net cash provided by financing activities	3,485	101

Net increase (decrease) in cash and cash equivalents	10,159	(11,882)
Effect of exchange rate changes on cash and cash equivalents	(77)	(34)

Cash and cash equivalents at beginning of period	18,321	18,536

Cash and cash equivalents at end of period	$28,403	$6,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

F5 NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. The Company and Basis of Presentation:

F5 Networks provides integrated products and services to manage, control and optimize Internet traffic and content. The Company’s five core products, the BIG-IP® IP Application Switch & Controller, 3-DNS® Controller, GLOBAL-SITE™ Controller, EDGE-FX® Cache, and the SEE-IT™ Network Manager, help manage traffic and content to servers and network devices in a way that maximizes availability and throughput. F5’s unique iControl™ Architecture provides integration and interoperability between its products and also allows its customers to develop integration and operability between the Company’s products and other third party products. The Company’s solutions address many elements required for successful Internet and Intranet business applications, including high availability, high performance, intelligent load balancing, fault tolerance, security, streamlined manageability, and global data management and content control. By enhancing Internet performance availability and content distribution, the Company’s solutions enable its customers and partners to maximize the use of the Internet in their business.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position as of March 31, 2002, our operating results for the three and six months ended March 31, 2002 and 2001, and our cash flows for the six months ended March 31, 2002 and 2001. The condensed consolidated balance sheet as of September 30, 2001 has been derived from the audited consolidated balance sheet as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001, filed with the SEC on December 28, 2001.

The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year or any future periods.

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

F5 NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The Company sells products through resellers, original equipment manufacturers and other channel partners, as well as directly to end users, under similar terms. Typically a software license, hardware, installation and customer support elements are combined into a package with a single “bundled” price. A portion of the sales price is allocated to each element of the bundled package based on their respective fair values when the individual elements are sold separately. Revenues from the license of software are recognized when the product has been shipped and the customer is obligated to pay for the product. When rights of return are present and the Company cannot estimate returns, the Company recognizes revenue when such rights lapse. Installation revenue is recognized when the product has been installed at the customer’s site. Revenues for customer support are recognized on a straight-line basis over the service contract term. Sales returns are estimated based on historical experience by type of product and are recorded at the time revenues are recognized.

Cash Equivalents and Investments

Cash equivalents and short term investments are highly liquid investments, consisting of investments in money market funds and short-term investments, which are readily convertible to cash without penalty and subject to insignificant risk of changes in value. The Company’s cash and cash equivalents and investments balance consists of the following:

	March 31,	September 30,
	2002	2001

	(in thousands)
Cash and cash equivalents	$28,403	$18,321
Short-term investments	47,063	51,462
Long-term investments	1,560	—

	$77,026	$69,783

In December of 2001, the Company purchased, from a third party, approximately 16 million shares of common stock of Artel Solutions Group Holdings Limited (“Artel”), which represents an approximate 1% ownership percentage. Artel is one of the Company’s primary partners in the Asia Pacific Region. The Company paid approximately $1.3 million for the shares, which represented the then fair value of Artel’s common stock as traded on the Hong Kong Stock Exchange. The Company intends to hold the investment for a period in excess of one year. The investment is considered “Available for Sale” and is included in the investments in the balance sheet. Subsequent changes in the fair value of the common stock will be reflected as a component of comprehensive income on the balance sheet.

F5 NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Concentration of Credit Risk

The Company places its temporary cash investments with five major financial institutions.

The Company’s customers are from diverse industries and geographic locations. The majority of net revenues from international customers are denominated in U.S. dollars. These international revenues were approximately $9.5 million for the three months ended March 31, 2002, and $8.9 million for the three months ended March 31, 2001 and $18.3 million and $16.4 million for the six months ended March 31, 2002 and March 31, 2001, respectively. One customer accounted for 9.2% and 4.8% of the Company’s accounts receivable balance at March 31, 2002 and 2001, respectively.

Inventories

Inventories consist of hardware, software and related component parts and are recorded at the lower of cost or market (as determined by the first-in, first-out method).

Inventories are comprised of the following:

	March 31,	September 30,
	2002	2001

	(in thousands)
Finished goods	$1,183	$3,283
Raw materials	735	1,347
Less: Provision for excess inventory	(958)	(2,028)

	$960	$2,602

The Company established an estimated reserve for excess inventory based upon the Company’s forecasted sales projections. Adjustments to this reserve are reflected as a component of cost of sales.

Comprehensive Loss

The following table sets forth a reconciliation of net loss to comprehensive loss, net of tax:

	Three months ended		Six months ended
	March 31,		March 31,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Net loss	$(1,770)	$(8,742)	$(3,841)	$(17,673)
Unrealized gain (loss) on investments	145	564	196	(186)
Foreign currency translation adjustment	13	(48)	(171)	(162)

Comprehensive loss	$(1,612)	$(8,226)	$(3,816)	$(18,021)

Net Loss Per Share

Basic net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. The Company excludes the impact of dilutive common stock equivalent shares from the calculation of diluted net loss per share when the inclusion of such elements would be anti-dilutive.

F5 NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following sets forth the computation of basic and diluted net loss per share for the three and six months ended March 31, 2002 and 2001 (in thousands, except per share data):

	Three month ended		Six month ended
	March 31,		March 31,

	2002	2001	2002	2001

Numerator:
Net loss	$(1,770)	$(8,742)	$(3,841)	$(17,673)

Denominator:
Weighted average shares outstanding — basic	25,203	21,917	25,041	21,796
Dilutive effect of common shares from stock options	—	—	—	—
Dilutive effect of common shares from warrants	—	—	—	—

Weighted average shares outstanding — diluted	25,203	21,917	25,041	21,796

Net loss per share — basic and diluted	$(0.07)	$(0.40)	$(0.15)	$(0.81)

Antidilutive securities not included in net loss per share calculation	2,264	888	2,232	1,432

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

F5 NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. We are currently evaluating the implications of adoption of the standard and anticipate adopting its provisions in fiscal year 2002.

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

Currently, we derive approximately 65% of our net revenues from sales of the BIG-IP product line, and we expect to derive a significant portion of our net revenues from sales of the BIG-IP product line in the future. For the three months ended March 31, 2002, no individual customer represented more than 10% of our total net revenues.

Net revenues derived from customers located outside of the United States were $9.5 million and $9.0 million for the three months ended March 31, 2002 and 2001, respectively. We plan to continue to make significant investments in our international operations, particularly in the European markets. International revenues are expected to continue to represent a significant portion of our net revenues, although we cannot be assured that these revenues as a percentage of net revenues will remain at their current levels.

We have recorded a total of $8.3 million of stock compensation costs since our inception through March 31, 2002. These charges represent the difference between the exercise price and the deemed fair value of certain stock options granted to our employees and outside directors. These options generally vest ratably over a four-year period. We are amortizing these costs using an accelerated method as prescribed by FASB interpretation No. 28 (“FIN No. 28”) and have recorded stock compensation amortization of $2.6 million, $2.1 million, and $2.5 million for the years ended September 30, 2001, 2000, and 1999, respectively and $114,000 and $1.6 million for the three months ended March 31, 2002 and 2001 respectively.

We expect to recognize amortization expense related to unearned compensation of approximately $443,000, $83,000 and $10,000 during the years ended September 30, 2002, 2003, and 2004, respectively. We cannot guarantee, however, that we will not accrue additional stock compensation costs in the future.

Critical Accounting Policies and Estimates

F5 Networks’ discussion and analysis of its financial condition and results of operations are based upon F5 Networks’ consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This analysis then forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following as critical accounting policies to our company: revenue recognition, valuation allowances, warranties, and impairment of long-lived assets and valuation of deferred tax assets.

Revenue Recognition. We recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. In some instances, product revenue from distributors is subject to agreements allowing limited rights of return, rebates, and price protection. Accordingly, we reduce revenue recognized for estimated future returns, price protection, and rebates, at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon changes in historical rates of returns, inventory levels in the distribution channel, and other related factors. The estimates and reserves for rebates and price protection are based on historical rates. Accordingly, it is possible that these estimates will change in the future or that the actual amounts could vary from our estimates and that the amounts of such changes could seriously harm our business.

We license products with post-contract customer support (“PCS”). PCS includes rights to upgrades, when and if available, a limited period of telephone support, updates, and bug fixes. Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. Typically a software license, hardware, installation and customer support elements are combined into a package with a single “bundled” price. A portion of the sales price is allocated to each element of the bundled package based on their respective fair values when the individual elements are sold separately. Revenues from the license of software, net of an allowance for estimated returns, are recognized when the product has been shipped and the customer is obligated to pay for the product. When rights of return are present and the Company cannot estimate returns, the Company recognizes revenue when such rights lapse. Installation revenue is recognized when the product has been installed at the customer’s site. Revenues for customer support are recognized on a straight-line basis over the service contract term.

Revenues for customer support are recognized on a straight-line basis over the service contract term. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.

Our ordinary payment terms to our domestic customers are net 30 days. Our ordinary payment terms to our international customers are net 60 days. We have offered extended payment terms beyond ordinary terms to some customers. For these arrangements, revenue is recognized when payments become due.

We perform ongoing credit evaluations of our customers’ financial condition and generally do not require any collateral. We maintain allowances for potential credit losses and such losses have been within our expectations.

Valuation of Accounts Receivable and Inventories.

Reserve for Doubtful Accounts. Estimates are used in determining our allowance for bad debts and are based on our historical collection experience, current trends, credit policy, specific identification and a percentage of our accounts receivable by aging category. In determining these percentages, we evaluate historical write-offs of our receivables, current trends in the credit quality of our customer base as well as changes in the credit policies.

Reserve for Obsolete/Excess Inventory. We currently reduce the carrying value of inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Warranties. The Company generally offers warranties for 90 days and one year depending on whether it relates to hardware or software. Estimated future warranty obligations related to products are provided by charges to operations in the period in which the related revenue is recognized. These estimates are based on historical warranty experience and other relevant information of which the Company is aware. Our standard warranties require us to repair or replace defective product returned to us during such warranty period at no cost to the customer. We record that estimate at the time of sale. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product return rates, or a significant increase in the costs to repair our products, could have a material adverse impact on our operating results for the period.

Impairment of long-lived assets and valuation of deferred tax assets. The Company’s long-lived assets include long-term investments and other intangible assets. At March 31, 2002, the Company had $1.6 million of long-term investments. The fair value of the long-term investments is dependant on the performance of the company in which we have invested, as well as volatility inherent in the external markets for this investment.

As of September 30, 2001, our deferred tax asset of $20.9 million was offset by a full valuation allowance. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for valuation allowances quarterly. We intend to maintain a full valuation allowance until we reach sustainable profitability and it is “more likely that not” that the company’s deferred tax asset will be realized.

Results of Operations (in thousands, except percentages):

	Three months ended		Six months ended
	March 31,		March 31,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Statement of Operations Data:
Net revenues:
Product revenue	$20,782	$19,772	$41,440	$37,497
Service revenue	6,319	7,295	12,686	14,303

Total net revenues	$27,101	$27,067	$54,126	$51,800
Percent of net revenues:
Product revenue	76.7%	73.0%	76.6%	72.4%
Service revenue	23.3	27.0	23.4	27.6

Total net revenues	100.0%	100.0%	100.0%	100.0%

Net revenues. Net revenues consist of sales of our products, which include software licenses, appliances, and services. Service revenues include revenue from installation services, service and support agreements provided as part of the initial product sale, sales of extended and renewed service and support contracts, consulting services, and training.

International net revenues totaled $9.5 million for the three months ended March 31, 2002 and $9.0 million for the three months ended March 31, 2001. International revenues represented $18.3 million for the six months ended March 31, 2002 and $16.4 million for the six months ended March 31, 2001. We expect international sales will continue to represent a significant portion of net revenues, although we cannot assure you that international sales as a percentage of net revenues will remain at current levels.

In the future, our average selling prices may decrease as we leverage our channel model with a greater percentage of sales through resellers and distributors and, to a lesser extent, due to increased competition. This decrease in average selling price may have a negative impact on our gross margin.

Product revenues. Product revenues increased by 5.1% to $20.8 million for the three months ended March 31, 2002 from $19.8 million for the same period in the prior year. Product revenues for the six months ended March 31, 2002 increased by 10.5% to $41.4 million from $37.5 million for the six months ended March 31, 2001. These increases in revenues were primarily due to a larger quantity of our products sold through our international indirect sales channels and additional software revenue. These increases reflect new customers, as well as repeat sales to existing customers.

Service revenues. Service revenues decreased by 13.4% to $6.3 million for the three months ended March 31, 2002 from $7.3 million for the three months ended March 31, 2001. Service revenues for the six months ended March 31, 2002 decreased by 11.3% to $12.7 million from $14.3 million for the six months ended March 31, 2001. This decrease was a result of a reduction in maintenance revenue due to a larger percentage of our international resellers, rather than F5, providing service and installation to end-users.

Gross Margin (in thousands, except percentages):

	Three months ended		Six months ended
	March 31,		March 31,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Cost of net revenues:
Products	$5,151	$12,663	$11,114	$20,749
Services	2,680	3,238	5,374	6,822

Total cost of net revenues	$7,831	$15,901	$16,488	$27,571
Products gross margin	$15,631	$7,109	$30,326	$16,748
Services gross margin	$3,639	$4,057	$7,312	$7,481
Cost of revenues as a percentage of type of revenue:
Products	24.8%	64.0%	26.8%	55.3%
Services	42.4	44.4	42.4	47.7

Total cost of net revenues	28.9	58.7	30.5	53.2
Products gross margin	75.2	36.0	73.2	44.7
Services gross margin	57.6%	55.6%	57.6%	52.3%

Cost of net revenues. Cost of net revenues consists primarily of hardware components and outsourced and internal manufacturing costs, fees for third-party software products integrated into our products, service and support personnel and an allocation of our facilities and depreciation expenses.

Cost of product revenues. Cost of product revenues decreased by 59.3% to $5.2 million for the three months ended March 31, 2002 from $12.7 million for the three months ended March 31, 2001 and decreased as a percentage of product revenues to 24.8% from 64.0% for the same periods. For the six months ended March 31, 2002, cost of product revenues decreased by 46.4% to $11.1 million from $20.7 million for the six months ended March 31, 2001 and decreased as a percentage of product revenues to 26.8% from 55.3% for the same periods. This decrease for the three and six months ended March 31, 2002 is primarily due to a $4.9 million charge related to excess inventory recorded in the quarter ended March 31, 2001 in addition to a decline in component costs and a decrease in headcount from 19 at March 31, 2001 to 12 at March 31, 2002 due to manufacturing efficiencies. Certain of our components are subject to significant price fluctuations based on market supply and demand. In the future component pricing may increase significantly due to limited supply and may have a negative impact on our gross margin.

Cost of service revenues. Cost of service revenues decreased by 17.2% to $2.7 million for the three months ended March 31, 2002 from $3.2 million for the same period in the prior year. Cost of service revenues decreased as a percentage of service revenues to 42.4% from 44.4% for the same periods. For the six months ended March 31, 2002, cost of service revenues decreased by 21.2% to $5.4 million from $6.8 million for the six months ended March 31, 2001 and as a percentage of service revenues to 42.4% from 47.7% for the same periods. This decrease for the three and six months ended March 31, 2002 is primarily the result of a decrease in headcount to 83 at March 31, 2002 from 95 at March 31, 2001 due to a larger percentage of our international resellers, rather than F5, providing service and installation to end-users as well as improved efficiency.

Operating expenses (in thousands, except percentages):

	Three months ended		Six months ended
	March 31,		March 31,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Operating expenses:
Sales and marketing	$11,823	$12,797	$24,263	$26,248
Research and development	4,751	4,549	8,888	9,393
General and administrative	4,524	4,194	8,569	8,882
Restructuring charges	—	(96)	—	975
Amortization of unearned compensation	114	1,595	247	2,171

Total operating expenses	$21,212	$23,039	$41,967	$47,669
Operating expenses as a percentage of revenue:
Sales and marketing	43.6%	47.3%	44.8%	50.7%
Research and development	17.5	16.8	16.4	18.1
General and administrative	16.7	15.5	15.8	17.1
Restructuring charges	—	(0.4)	—	1.9
Amortization of unearned compensation	0.4	5.9	0.5	4.2

Total operating expenses	78.2%	85.1%	77.5%	92.0%

Sales and marketing. Our sales and marketing expenses consist primarily of salaries, commissions and related benefits of our sales and marketing staff, costs of our marketing programs, including public relations, advertising and trade shows and an allocation of our facilities and depreciation expenses. Sales and marketing expenses decreased by 7.6% to $11.8 million for the three months ended March 31, 2002 from $12.8 million for the same period in the prior year. For the six months ended March 31, 2002, sales and marketing expenses decreased by 7.6% to $24.3 million from $26.2 million for the six months ended March 31, 2001. This decrease was due primarily to a decrease in marketing co-op and trade show activities. We have also implemented cost control measures in travel, advertising, general marketing, and allocated facilities expenses, as well as other discretionary spending areas.

Research and development. Our research and development expenses consist primarily of salaries and related benefits for our product development personnel and an allocation of our facilities and depreciation expenses. Research and development expenses increased by 4.4% to $4.8 million for the three months ended March 31, 2002 from $4.5 million for the three months ended March 31, 2001. This increase was primarily due to an increase in headcount to 142 at March 31, 2002 from 115 at March 31, 2001 related to the development of new software products. For the six months ended March 31, 2002, research and development expenses decreased by 5.4% to $8.9 million from $9.4 million for the six months ended March 31, 2001. This decrease was primarily due to a reduction in facilities cost based on occupation of a smaller space in the quarter ended March 31, 2002 than in the same quarter of the prior year. These decreases were offset by an increase in salaries and benefits expenses related to the increase in headcount. Our future success is dependent in a large part on the continued enhancement of our current products and our ability to develop new, technologically advanced products that meet the sophisticated needs of our customers. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.

General and administrative. Our general and administrative expenses consist primarily of salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, and an allocation of our facilities and depreciation expenses. General and administrative expenses increased by 7.9% to $4.5 million for the three months ended March 31, 2002 from $4.2 million for the three months ended March 31, 2001. This increase is primarily due to professional fees related to defending patents. For the six months ended March 31, 2002, general and administrative expenses decreased by 3.5% to $8.6 million from $8.9 million for the six months ended March 31, 2001. This decrease was due primarily to a decrease in facilities expense due to the sublease of one of our buildings and a decrease in executive salaries.

Other Income and Taxes (in thousands, except percentages):

	Three months ended		Six months ended
	March 31,		March 31,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Other Income and Taxes :
Loss from operations	$(1,942)	$(11,873)	$(4,329)	(23,440)
Other income, net	273	871	778	1,070

Loss before income taxes	(1,669)	(11,002)	(3,551)	(22,370)
Provision for income taxes	101	(2,260)	290	(4,697)

Net loss	$(1,770)	$(8,742)	$(3,841)	$(17,673)

Other Income and Taxes as a percentage of net revenue:
Loss from operations	(7.2)%	(43.9)%	(8.0)%	(45.3)%
Other income, net	1.0	3.2	1.4	2.1

Loss before income taxes	(6.2)	(40.7)	(6.6)	(43.2)
Provision for income taxes	0.4	(8.3)	0.5	(9.1)

Net loss	(6.6)%	(32.4)%	(7.1)%	(34.1)%

Other income, net. Other income, net, consists primarily of interest income, interest expense, and foreign currency exchange gains and losses. Other income, net was $273,000 for the three months ended March 31, 2002 and $871,000 for the three months ended March 31, 2001. This decrease is primarily due to declining interest rates and investment income. For the six months ended March 31, 2002 other income, net totaled $778,000 as compared to $1.1 million for the six months ended March 31, 2001. This decrease in other income, net, is primarily due to a decrease in interest income related to a decrease in interest rates and a foreign currency gain for the six months ended March 31, 2002 of $218,000 compared to a foreign currency loss of $124,000 for the six months ended March 31, 2001.

Income taxes. Income tax expense of $101,000 and $290,000 for the three and six months ended March 31, 2002 primarily relates to foreign income taxes associated with our international operations.

The income tax benefits of $2.3 million and $4.7 million for the three and six months ended March 31, 2001 reflected the then expected annual effective income tax rate for the year ended September 30, 2001.

In the fourth quarter of fiscal 2001, however, the changes in the economic environment caused us to re-evaluate whether it is “more likely than not” that the Company’s deferred tax asset will be realized. Based upon the weight of all of the available positive and negative evidence, we recorded a full valuation allowance to completely offset our deferred tax assets.

Liquidity and Capital Resources (in thousands):

	Six months ended
	March 31,

	2002	2001

Working capital	$74,635	$45,305
Cash and cash equivalents	28,403	6,620
Cash provided by (used in) operating activities	5,259	(15,684)
Cash provided by investing activities	1,415	3,701
Cash provided by financing activities	3,485	101

Cash and cash equivalents increased to $28.4 million at March 31, 2002 from $6.6 million at March 31, 2001, an increase of $21.8 million. Cash provided by operating activities was $5.3 million for the six months ended March 31, 2002 compared to cash used in operating activities of $15.7 million for the six months ended March 31, 2001. This increase is primarily the result of reduced operating loss and accounts receivable and inventory management. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels with the need to ensure competitive lead times. We expect our cash provided by operating activities may fluctuate in future periods as a result of fluctuations in our operating results, accounts receivable collections, inventory management, and the timing of payments, among other causes.

Cash provided by investing activities was $1.4 million for the three months ended March 31, 2002 compared to $3.7 million for the same period in the prior year. The decrease in cash provided by investing activities was primarily due to the result of cash investment purchases, including the $1.3 million investment in Artel during December 2001. Cash provided by financing activities for the three months ended March 31, 2002 was $3.5 million due to stock option exercises as compared to cash provided by financing activities of $101,000 for the same period last year.

We expect that our existing cash balances and cash from operations will be sufficient to meet our anticipated working capital and capital expenditures for the foreseeable future.

As of March 31, 2002, our principal commitments consisted of obligations outstanding under operating leases. In April 2000, we entered into a lease agreement on two buildings for a new corporate headquarters. The lease commenced in July 2000 on the first building; and the lease on the second building commenced in October 2000. The lease for both buildings expires in 2012 with an option for renewal. We established a restricted escrow account in connection with this lease agreement. Under the term of the lease, a $6.0 million irrevocable standby letter of credit is required through November 2012, unless the lease is terminated before then. This amount has been included on our balance sheet as of March 31, 2002 as a component of restricted cash. We have surplus office space of approximately 14,000 square feet, which is subleased until 2003 and approximately 110,000 square feet, which is subleased until 2012.

Payments Due by Period (in thousands):

Contractual		Less than	1-3	4-5	After 5
Obligations	Total	1 year	Years	Years	years

Operating Leases	$23,448	$3,648	$4,672	$3,542	$11,586

Payments Due by Period (in thousands):

Other Commercial		Less than	1-3	4-5	After 5
Commitments	Total	1 year	Years	Years	years

Standby Letter of Credit (through November 2012)	$6,000	—	—	—	—

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

As of March 31, 2002, our cash equivalents mature within three months and our short-term investments mature, on average, within one year. Therefore, as of March 31, 2002, we believe the reported amounts of cash equivalents and investments to be reasonable approximations of fair value and the market risk arising from our holdings to be minimal. We maintain investment portfolio holdings of various issuers, types, and maturities, the majority of which are corporate bonds and government securities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income.

	Maturing in

	Three months or	Three months to	Greater than
March 31, 2002:	less	one year	one year	Total	Fair value

	(in thousands)
Included in cash and cash equivalents	$13,193	—	—	$13,193	$13,193
Weighted average interest rate	1.820%	—	—	—	—
Included in investments	—	$18,350	$28,713	$47,063	$47,063
Weighted average interest rates	—	2.065%	3.301%	—	—

The following sensitivity analysis presents hypothetical changes of our investment in Artel Solutions Group Holdings Limited (“Artel”), classified as “Available for Sale” as of March 31, 2002. This modeling technique measures the hypothetical change in fair values arising from selected hypothetical changes in the stock price of Artel. We selected stock price fluctuations of plus or minus 15%, 35%, and 50% based on the historical fluctuation of the common stock.

		Valuation of Security Give X% Increase			Valuation of Security Give X% Decrease in
		in Securities Price			Securities Price
	Fair Value at	(in thousands)			(in thousands)
	3/31/2002
Security	(in thousands)	15%	35%	50%	15%	35%	50%

Artel	$1,560	$1,794	$2,106	$2,340	$1,326	$1,014	$780

Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 31, 2001 and the three months ended March 31,2002 and expect to continue to do so, we do not anticipate that foreign exchange gains and losses will be significant. We have not engaged in foreign currency hedging to date, however we may do so in the future.

The Artel investment is considered “Available for Sale” and is included in investments on the balance sheet. Subsequent changes in the fair value of the common stock will be reflected as a component of comprehensive income in the balance sheet. This investment is subject to foreign currency exchange rate risk.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

Item 4. Submission of Matters to a vote of Security Holders

The Company held its Annual Meeting of Shareholders on March 7, 2002 to elect two class III directors. At the Annual Meeting, the following nominees were elected as follows:

	Votes

	For	Withheld

Jeffrey S. Hussey	19,409,464	1,789,968
Kenny Frerichs	20,871,165	328,267

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

3.1 —	Second Amended and Restated Articles of Incorporation of the Registration (1)
3.2 —	Amended and Restated Bylaws of the Registrant (1)

     (1)  Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the second quarter of fiscal 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of May, 2002.

F5 Networks, Inc. (Registrant)

By

/s/ STEVEN COBURN

Steven Coburn Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)