Form 10-Q
period 2002-06-30
F5 NETWORKS INC
filed 2002-08-14
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q
———————

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 25,672,568 shares of common stock, no par value, as of August 9, 2002.

Page 1 of 21 Pages

F5 NETWORKS, INC.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2002

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Statements of Operations	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures		21

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

F5 NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except per share amounts)

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues:
Product	$20,750	$21,298	$62,190	$58,795
Service	6,315	7,703	19,001	22,006

Total net revenues	27,065	29,001	81,191	80,801

Cost of net revenues:
Product	5,081	7,701	16,195	28,450
Service	2,504	2,908	7,878	9,730

Total cost of net revenues	7,585	10,609	24,073	38,180

Gross profit	19,480	18,392	57,118	42,621

Operating expenses:
Sales and marketing	13,256	12,232	37,519	38,480
Research and development	4,785	4,140	13,673	13,533
General and administrative	3,049	3,080	11,618	11,962
Restructuring charge	2,771	—	2,771	975
Amortization of unearned compensation	106	245	353	2,416

Total operating expenses	23,967	19,697	65,934	67,366

Loss from operations	(4,487)	(1,305)	(8,816)	(24,745)
Other income, net	287	323	1,065	1,393

Loss before income taxes	(4,200)	(982)	(7,751)	(23,352)
Provision (benefit) for income taxes	146	629	436	(4,068)

Net loss	$(4,346)	$(1,611)	$(8,187)	$(19,284)

Net loss per share — basic and diluted	$(0.17)	$(0.07)	$(0.32)	$(0.88)

Weighted average shares — basic and diluted	25,537	22,194	25,206	21,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

F5 NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	September 30,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$18,496	$18,321
Investments	60,416	51,462
Accounts receivable, net of allowances of $5,670 and $6,245	20,278	22,628
Inventories	332	2,602
Other current assets	4,240	6,885

Total current assets	103,762	101,898

Restricted cash	6,000	6,000
Investments	1,432	—
Property and equipment, net	13,123	15,496
Other assets, net	1,231	1,269

Total assets	$125,548	$124,663

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$4,463	$4,460
Accrued liabilities	13,435	11,517
Deferred revenue	12,737	11,031

Total current liabilities	30,635	27,008

Long-term liabilities	1,431	1,167

Total liabilities	32,066	28,175

Commitments and contingencies:
Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 100,000 shares authorized 25,617 and 24,764 shares issued and outstanding	128,144	123,393
Accumulated other comprehensive income	650	573
Unearned compensation	(183)	(536)
Accumulated deficit	(35,129)	(26,942)

Total shareholders’ equity	93,482	96,488

Total liabilities and shareholders’ equity	$125,548	$124,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

F5 NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended
	June 30,

	2002	2001

Operating activities:
Net loss	$(8,187)	$(19,284)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Restructuring charges	2,771	975
Provision for asset write downs	877	5,289
Loss on sale of assets	—	120
Realized loss on sale of investments	74	—
Amortization of unearned compensation	353	2,416
Provision for doubtful accounts and sales returns	5,447	9,828
Depreciation and amortization	4,233	3,744
Deferred income taxes	—	(4,048)
Changes in operating assets and liabilities:
Accounts receivable	(3,667)	2,805
Inventories	1,934	(1,945)
Other assets	1,524	(3,063)
Accounts payable and accrued liabilities	952	(6,863)
Deferred revenue	1,701	(3,960)

Net cash provided by (used in) operating activities	8,012	(13,986)

Investing activities:
Purchase of investments	(85,624)	(32,345)
Sale of investments	75,238	43,523
Proceeds from leasehold improvement refund	—	851
Proceeds from the sale of property and equipment	30	90
Purchases of property and equipment	(2,375)	(8,935)

Net cash (used in) provided by investing activities	(12,731)	3,184

Financing activities:
Proceeds from the issuance of common stock	4,751	36,678
Proceeds from the exercise of stock options and warrants	—	2,028
Repurchase of common stock	—	(1,082)

Net cash provided by financing activities	4,751	37,624

Net increase in cash and cash equivalents	33	26,822
Effect of exchange rate changes on cash and cash equivalents	143	(39)

Cash and cash equivalents at beginning of period	18,321	18,536

Cash and cash equivalents at end of period	$18,496	$45,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

F5 NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
unaudited

1. The Company and Basis of Presentation:

F5 Networks provides integrated products and services to manage, control and optimize Internet traffic. The Company’s core products, the BIG-IP® IP Application Switch & Controller, 3-DNS® Controller and the SEE-IT™ Network Manager, help manage traffic to servers and network devices in a way that maximizes availability and throughput. F5’s unique iControl™ Architecture provides integration and interoperability between its products and also allows its customers to develop integration and operability between the Company’s products and other third party products. The Company’s solutions address many elements required for successful Internet and Intranet business applications, including high availability, high performance, intelligent load balancing, fault tolerance, security and streamlined manageability. By enhancing Internet performance and availability, the Company’s solutions enable its customers and partners to maximize the use of the Internet in their business.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position as of June 30, 2002, our operating results for the three and nine months ended June 30, 2002 and 2001, and our cash flows for the nine months ended June 30, 2002 and 2001. The condensed consolidated balance sheet as of September 30, 2001 has been derived from the audited consolidated balance sheet as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001, filed with the SEC on December 28, 2001.

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
unaudited

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

The Company sells products through resellers, original equipment manufacturers (“OEM”) and other channel partners, as well as directly to end users, under similar terms. The Company recognizes product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Product revenues from original equipment manufacturing agreements are recognized based on reporting of sales from the OEM partner. Typically a software license, hardware, installation and post-contract customer support (“PCS”) elements are combined into a package with a single “bundled” price. A portion of the sales price is allocated to each element of the bundled package based on their respective fair values when the individual elements are sold separately. Revenues from the license of software are recognized when the software has been shipped and the customer is obligated to pay for the software. When rights of return are present and the Company cannot estimate returns, the Company recognizes revenue when such rights lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes rights to upgrades, when and if available, a limited period of telephone support, updates, and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.

Cash, Cash Equivalents and Investments (in thousands)

Cash, cash equivalents, and investments consist of the following:

	June 30, 2002	September 30, 2001

Cash and cash equivalents	$18,496	$18,321
Short-term investments	60,416	51,462
Long-term investments	1,432	—

	$80,344	$69,783

Cash equivalents and short term investments are highly liquid investments, consisting of investments in money market funds and short-term investments, which are readily convertible to cash without penalty and subject to insignificant risk of changes in value

Long-term investments consist of an investment in Artel Solutions Group Holdings Limited (“Artel.”) In December

F5 NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
unaudited

of 2001, the Company purchased, from a third party, approximately 16 million shares of common stock of Artel, which represents an approximate 1% ownership percentage. Artel is one of the Company’s distribution partners in the Asia Pacific Region. The Company paid approximately $1.3 million for the shares, which represented the then fair value of Artel’s common stock as traded on the Hong Kong Stock Exchange. The Company intends to hold the investment for a period in excess of one year. The investment is considered “Available for Sale” and is included in long-term investments on the balance sheet. Subsequent changes in the fair value of the common stock will be reflected as a component of comprehensive income on the balance sheet.

Concentration of Credit Risk

The Company places its temporary cash investments with five major financial institutions.

The Company’s customers are from diverse industries and geographic locations. The majority of net revenues from international customers are denominated in U.S. dollars. These international revenues were approximately $7.6 million for the three months ended June 30, 2002, and $9.6 million for the three months ended June 30, 2001 and $27.9 million and $25.9 million for the nine months ended June 30, 2002 and June 30, 2001, respectively. One customer accounted for 12.2% and 8.0% of the Company’s accounts receivable balance at June 30, 2002 and 2001, respectively.

Inventories (in thousands)

Inventories consist of hardware, software and related component parts and are recorded at the lower of cost or market (as determined by the first-in, first-out method).

Inventories are comprised of the following:

	June 30, 2002	September 30, 2001

Finished goods	$799	$3,283
Raw materials	657	1,347
Less: Provision for excess inventory	(1,124)	(2,028)

	$332	$2,602

We currently reduce the carrying value of inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Comprehensive Loss (in thousands)

The following table sets forth a reconciliation of net loss to comprehensive loss, net of tax:

F5 NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
unaudited

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands)
Net loss	$(4,346)	$(1,611)	$(8,187)	$(19,284)
Unrealized gain on investments	52	34	247	221
Foreign currency translation adjustment	1	22	(170)	185

Comprehensive loss	$(4,293)	$(1,555)	$(8,110)	$(18,878)

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

The following sets forth the computation of basic and diluted net loss per share for the three and nine months ended June 30, 2002 and 2001 (in thousands, except per share data):

	Three month ended		Nine month ended
	June 30,		June 30,

	2002	2001	2002	2001

	( in thousands)
Numerator:
Net loss	$(4,346)	$(1,611)	$(8,187)	$(19,284)

Denominator:
Weighted average shares outstanding — basic	25,537	22,194	25,206	21,928
Dilutive effect of common shares from stock options	—	—	—	—
Dilutive effect of common shares from warrants	—	—	—	—

Weighted average shares outstanding — diluted	25,537	22,194	25,206	21,928

Net loss per share — basic and diluted	$(0.17)	$(0.07)	$(0.32)	$(0.88)

Antidilutive securities not included in net loss per share calculation	1,554	983	2,132	1,316

F5 NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
unaudited

Restructuring Charge

During the third fiscal quarter of 2002, the Company recorded a restructuring charge of $2.8 million in connection with management’s decision to exit the cache appliance business. As a result of discontinuing this line of business and other changes in the overall business, the Company wrote-down certain assets, consolidated operations, and terminated 47 employees throughout all divisions of the Company. In July 2002, all identified employees were notified and terminated resulting in an additional charge of approximately $500,000 related to employee separation costs.

Restructuring
Charge

(in thousands)
Excess Facilities	$1,000
Asset Impairments	1,560
Other	211

Total	$2,771

Recent Accounting Pronouncements

In July of 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 “Business Combinations” which was effective for all business combinations initiated after July 1, 2001. SFAS No. 141, supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises and requires that all business combinations be accounted for using the purchase method of accounting. Further, SFAS No. 141 requires certain intangibles to be recognized as assets apart from goodwill if they meet certain criteria and also requires expanded disclosures regarding the primary reasons for consummation of the combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. The adoption of this standard did not have an impact to our financial position.

In July of 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets” which is effective for F5 Networks on October 1, 2002. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, and addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the model set forth in SFAS No. 142, goodwill is no longer amortized to earnings, but is instead subject to periodic testing for impairment. As of June 30, 2002, F5 had no goodwill and we do not believe the standard will have a significant impact on our financial position.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” FASB 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction or development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of FAS 143 will be effective for F5 Networks on October 1, 2002, however early application is permitted. We do not believe the standard will have a significant impact on our financial statements.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual

F5 NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
unaudited

and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of FAS 144 will be effective for F5 Networks on October 1, 2002. We are currently evaluating the implications of adoption of the standard and anticipate adopting its provisions in fiscal year 2002.

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

Overview

F5 Networks, Inc. (“F5”) is a leading provider of integrated Internet traffic management solutions designed to improve the availability and performance of Internet-based servers and applications. Our Internet traffic products monitor and manage local and geographically dispersed servers and intelligently direct traffic to the server best able to handle a user’s request. When combined with our network management tools, these products help organizations optimize their network server availability and performance and cost-effectively manage their Internet infrastructure.

Currently, we derive approximately 62% of our net revenues from sales of the BIG-IP product line, and we expect to derive a significant portion of our net revenues from sales of the BIG-IP product line in the future. For the three and nine months ended June 30, 2002, no individual customer represented more than 10% of our total net revenues.

Net revenues derived from customers located outside of the United States were $7.6 million and $9.6 million for the three months ended June 30, 2002 and 2001, respectively. We plan to continue to make significant investments in our international operations, particularly in the European markets. International revenues are expected to continue to represent a significant portion of our net revenues, although we cannot be assured that these revenues as a percentage of net revenues will remain at their current levels.

We have recorded a total of $8.3 million of stock compensation costs since our inception through June 30, 2002. These charges represent the difference between the exercise price and the deemed fair value of certain stock options granted to our employees and outside directors. These options generally vest ratably over a four-year period. We are amortizing these costs using an accelerated method as prescribed by FASB interpretation No. 28 (“FIN No. 28”) and have recorded stock compensation amortization of $2.6 million, $2.1 million, and $2.5 million for the years ended September 30, 2001, 2000, and 1999.

Critical Accounting Policies and Estimates

F5 Networks’ discussion and analysis of its financial condition and results of operations are based upon F5 Networks’ consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This analysis then forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following as critical accounting policies to our company: revenue recognition, valuation allowances, warranties, property, plant and equipment, impairment of other long-lived assets and valuation of deferred tax assets.

Revenue Recognition. We recognize revenue in accordance with the guidance provided under Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists,” SEC Staff Accounting Bulleting (SAB) No. 101, “Revenue Recognition in Financial Statements,” Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions.”

We sell products through resellers, original equipment manufacturers (“OEM”) and other channel partners, as well as directly to end users, under similar terms. We recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Product revenues from OEM agreements are recognized based on reporting of sales from the OEM partner. Typically a software license, hardware, installation and post-contract customer support (“PCS”) elements are combined into a package with a single “bundled” price. A portion of the sales price is allocated to each element of the bundled package based on their respective fair values when the individual elements are sold separately. Revenues from the license of software are recognized when the software has been shipped and the customer is obligated to pay for the software. When rights of return are present and we cannot estimate returns, we recognize revenue when such rights lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes rights to upgrades, when and if available, a limited period of telephone support, updates, and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.

Our ordinary payment terms to our domestic customers are net 30 days. Our ordinary payment terms to our international customers are net 30 to 90 days based on normal and customary trade practices in the individual markets. We have offered extended payment terms beyond ordinary terms to some customers. For these arrangements, revenue is recognized when payments become due.

We perform ongoing credit evaluations of our customers’ financial condition and generally do not require any collateral. We maintain allowances for potential credit losses and such losses have been within our expectations.

Reserve for Doubtful Accounts. Estimates are used in determining our allowance for bad debts and are based on our historical collection experience, current trends, credit policy, specific identification and a percentage of our accounts receivable by aging category. In determining these percentages, we evaluate historical write-offs of our receivables, current trends in the credit quality of our customer base as well as changes in the credit policies. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

Reserve for Product Returns. Sales returns are estimated based on historical experience by type of product and are recorded at the time revenues are recognized. In some instances, product revenue from distributors is subject to agreements allowing limited rights of return. Accordingly, we reduce revenue recognized for estimated future returns at the time the related revenue is recorded. When rights of return are present and we cannot estimate returns, revenue is recognized when such rights lapse. The estimates for returns are adjusted periodically based upon changes in historical rates of returns, inventory in the distribution channel, and other related factors. It is possible that these estimates will change in the future or that the actual amounts could vary from our estimates and that the amounts of such changes could seriously harm our business.

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

Warranties. Our warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

Property, plant and equipment. Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to our business model or changes in our capital strategy can result in the actual useful lives differing from our estimates. In those cases where we determine that the useful life of property, plant and equipment should be shortened, we would depreciate the net book value in excess of the salvage value, over its revised remaining useful life thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or software or closing of facilities could result in shortened useful lives.

Impairment of other long-lived assets. Our long-lived assets include long-term investments and other intangible assets. At June 30, 2002, we had $1.4 million of long-term investments. The fair value of the long-term investments is dependant on the performance of the company in which we have invested, as well as volatility inherent in the external markets for this investment.

Valuation of deferred tax assets. As of September 30, 2001, our deferred tax asset of $20.9 million was offset by a full valuation allowance. We evaluate the realizability of the deferred tax assets quarterly and assesses the need for valuation allowances quarterly. We intend to maintain a full valuation allowance until we reach sustainable profitability and it is “more likely that not” that our deferred tax asset will be realized.

Results of Operations (unaudited, in thousands, except percentages):

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

Statement of Operations Data:
Net revenues:
Product	$20,750	$21,298	$62,190	$58,795
Service	6,315	7,703	19,001	22,006

Total net revenues	$27,065	$29,001	$81,191	$80,801
Percent of net revenues:
Product	76.7%	73.4%	76.6%	72.8%
Service	23.3	26.6	23.4	27.2

Total net revenues	100.0%	100.0%	100.0%	100.0%

Net revenues. Net revenues consist of sales of our systems, software licenses, and services. Service revenues include revenue from service and support agreements provided as part of the initial product sale, sales of extended and renewed service and support contracts, installation services, consulting services, and training.

International net revenues totaled $7.6 million for the three months ended June 30, 2002 and $9.6 million for the three months ended June 30, 2001. This decrease in international sales was primarily due to weak sales in Japan. International revenues represented $27.9 million for the nine months ended June 30, 2002 and $25.9 million for the nine months ended June 30, 2001. We expect international sales will continue to represent a significant portion of net revenues, although we cannot assure you that international sales as a percentage of net revenues will remain at current levels.

In the future, our average selling prices may decrease as a greater percentage of our sales go through resellers and distributors. Increased competition may also result in lower selling prices. This decrease in average selling price may have a negative impact on our gross margin.

Product revenues. Product revenues decreased by 2.6% to $20.8 million for the three months ended June 30, 2002 from $21.3 million for the same period in the prior year. This decrease is due to lower Japanese sales, partially offset by strong sales in North America.

Product revenues for the nine months ended June 30, 2002 increased by 5.8% to $62.2 million from $58.8 million for the nine months ended June 30, 2001. This increase was primarily due to larger quantities of our products being sold through our international indirect sales channels and increased software revenue. This increase reflects sales to new customers and repeat sales to existing customers.

Service revenues. Service revenues decreased by 18.0% to $6.3 million for the three months ended June 30, 2002 from $7.7 million for the three months ended June 30, 2001. Service revenues for the nine months ended June 30, 2002 decreased by 13.7% to $19.0 million from $22.0 million for the nine months ended June 30, 2001. These decreases were primarily due to more products being sold unbundled, a larger percentage of our international resellers, rather than F5, providing maintenance and installation to end-users, and changes in pricing.

Gross Margin (unaudited, in thousands, except percentages):

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

Cost of net revenues:
Product	$5,081	$7,701	$16,195	$28,450
Service	2,504	2,908	7,878	9,730

Total cost of net revenues	$7,585	$10,609	$24,073	$38,180
Product gross margin	$15,669	$13,597	$45,995	$30,345
Service gross margin	$3,811	$4,795	$11,123	$12,276
Cost of revenues as a percentage of type of revenue:
Product	24.5%	36.2%	26.0%	48.4%
Service	39.7	37.8	41.5	44.2
Total cost of net revenues	28.0	36.6	29.6	47.3
Product gross margin	75.5	63.8	74.0	51.6
Service gross margin	60.3%	62.2%	58.5%	55.8%

Cost of net revenues. Cost of net revenues consists primarily of hardware components, outsourced and internal manufacturing costs, fees for third-party software products integrated into our products, service and support personnel and an allocation of our facilities and depreciation expenses.

Cost of product revenues. Cost of product revenues decreased by 34.0% to $5.1 million for the three months ended June 30, 2002 from $7.7 million for the three months ended June 30, 2001 and decreased as a percentage of product revenues to 24.5% from 36.2% for the same periods. This decrease is due to a reduction in headcount to 10 at June 30, 2002 from 15 at June 30, 2001, in addition to a decline in component and appliance costs.

For the nine months ended June 30, 2002, cost of product revenues decreased by 43.1% to $16.2 million from $28.5 million for the nine months ended June 30, 2001 and decreased as a percentage of product revenues to 26.0% from 48.4% for the same periods. This decrease is primarily due the above mentioned reduction in headcount and appliance costs, in addition to a $4.9 million charge related to excess inventory recorded in the nine months ended June 30, 2001 Certain of our components are subject to significant price fluctuations based on market supply and demand. In the future component pricing may increase significantly due to limited supply and may have a negative impact on our gross margin.

Cost of service revenues. Cost of service revenues decreased by 13.9% to $2.5 million for the three months ended June 30, 2002 from $2.9 million for the same period in the prior year. Cost of service revenues increased as a percentage of service revenues to 39.7% from 37.8% for the same periods. For the nine months ended June 30, 2002, cost of service revenues decreased by 19% to $7.9 million from $9.7 million for the nine months ended June 30, 2001 and as a percentage of service revenues to 41.5% from 44.2% for the same periods. These decreases in cost of service revenues are due to a larger percentage of our international resellers, rather than F5, providing service and installation services to end-users, more products being sold unbundled, and changes in pricing.

Operating expenses (unaudited, in thousands, except percentages):

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

Operating expenses:
Sales and marketing	$13,256	$12,232	$37,519	$38,480
Research and development	4,785	4,140	13,673	13,533
General and administrative	3,049	3,080	11,618	11,962
Restructuring charges	2,771	—	2,771	975
Amortization of unearned compensation	106	245	353	2,416

Total operating expenses	$23,967	$19,697	$65,934	$67,366
Operating expenses as a percentage of revenue:
Sales and marketing	49.0%	42.2%	46.3%	47.7%
Research and development	17.7	14.3	16.8	16.7
General and administrative	11.3	10.6	14.3	14.8
Restructuring charges	10.2	—	3.4	1.2
Amortization of unearned compensation	0.4	0.8	0.4	3.0

Total operating expenses	88.6%	67.9%	81.2%	83.4%

Sales and marketing. Our sales and marketing expenses consist primarily of salaries, commissions and related benefits of our sales and marketing staff, costs of our marketing programs, including public relations, advertising and trade shows and an allocation of our facilities and depreciation expenses. Sales and marketing expenses increased by 8.4% to $13.3 million for the three months ended June 30, 2002 from $12.2 million for the same period in the prior year. This increase is the result of higher commissions due to increased sales in North America, as well as the timing of tradeshow expenses.

For the nine months ended June 30, 2002, sales and marketing expenses decreased by 2.5% to $37.5 million from $38.5 million for the nine months ended June 30, 2001. This decrease was due to a decline in marketing co-op and trade show activities and cost control measures implemented in fiscal 2002.

Research and development. Our research and development expenses consist primarily of salaries and related benefits for our product development personnel and an allocation of our facilities and depreciation expenses. Research and development expenses increased by 15.6% to $4.8 million for the three months ended June 30, 2002 from $4.1 million for the three months ended June 30, 2001. This increase was primarily due to an increase in headcount to 137 at June 30, 2002 from 123 at June 30, 2001 related to the development of new products.

For the nine months ended June 30, 2002, research and development expenses increased by 1.0% to $13.7 million from $13.5 million for the nine months ended June 30, 2001. This increase was primarily due to an increase in salaries and benefits expenses related to increased headcount. This increase was partially offset by a reduction in facilities costs based on the occupation of a smaller office space in the quarter ended June 30, 2002 than in the same quarter of the prior year. Our future success is dependent in a large part on the continued enhancement of our current products and our ability to develop new, technologically advanced products that meet the sophisticated needs of our customers. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.

General and administrative. Our general and administrative expenses consist primarily of salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, and an allocation of our facilities and depreciation expenses. General and administrative expenses decreased by 1.0% to $3.0 million for the three months ended June 30, 2002 from $3.1 million for the three months ended June 30, 2001. This decrease is primarily due to a bad debt recovery offset by an increase in professional services related to patent prosecution and other activities related to our intellectual property.

For the nine months ended June 30, 2002, general and administrative expenses decreased by 2.9% to $11.6 million from $12.0 million for the nine months ended June 30, 2001. This decrease was due primarily to a decrease in facilities expense due to the sublease of one of our building, a decrease in executive compensation and a bad debt recovery, offset by an increase in professional services relating to patent defense and rising insurance rates.

Restructuring Charge. During the third fiscal quarter of 2002, we recorded a restructuring charge of $2.8 million in connection with management’s decision to exit the cache appliance business. As a result of changes in the business, we wrote-down certain assets, consolidated operations, and terminated 47 employees throughout all divisions of the Company. In July 2002, all identified employees had been notified and terminated resulting in an additional charge of approximately $500,000 related to employee separation costs.

Other Income and Taxes (unaudited, in thousands, except percentages):

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

Other Income and Taxes:
Loss from operations	$(4,487)	$(1,305)	$(8,816)	(24,745)
Other income, net	287	323	1,065	1,393

Loss before income taxes	(4,200)	(982)	(7,751)	(23,352)
Provision for income taxes	146	629	436	(4,068)

Net loss	$(4,346)	$(1,611)	$(8,187)	$(19,284)

Other Income and Taxes as a percentage of net revenue:
Loss from operations	(16.6)%	(4.5)%	(10.9)%	(30.6)%
Other income, net	1.1	1.1	1.3	1.7

Loss before income taxes	(15.5)	(3.4)	(9.6)	(28.9)
Provision (benefit) for income taxes	0.5	2.2	0.5	(5.0)

Net loss	(16.0)%	(5.6)%	(10.1)%	(23.9)%

Other income, net. Other income, net, consists primarily of interest income, interest expense, and foreign currency exchange gains and losses. Other income, net was $287,000 for the three months ended June 30, 2002 and $323,000 for the three months ended June 30, 2001. This decrease is primarily due to declining interest rates and investment income.

For the nine months ended June 30, 2002 other income, net totaled $1.1 million as compared to $1.4 million for the nine months ended June 30, 2001. This decrease in other income, net, is primarily due to a decrease in interest income related to a decrease in interest rates, partially offset by foreign currency fluctuations.

Income taxes. Income tax expense of $146,000 and $436,000 for the three and nine months ended June 30, 2002 primarily relates to foreign income taxes associated with our international operations.

The income tax benefits of $629,000 million and and provision of $4.1 million for the three and nine months ended June 30, 2001 reflected the then expected annual effective income tax rate for the year ended September 30, 2001. During the nine months ended June 30, 2001 we maintained a partial valuation allowance against its deferred tax assets. In the fourth quarter of fiscal year 2001, based on changes in the economic environment and the weight of all available positive and negative evidence at the time, we provided for a full valuation allowance to completely offset the net deferred tax assets.

Liquidity and Capital Resources (unaudited, in thousands):

	Nine months ended
	June 30,

	2002	2001

Working capital	$73,127	$81,187
Cash and cash equivalents	18,496	45,319
Cash provided by (used in) operating activities	8,012	(13,986)
Cash (used in) provided by investing activities	(12,730)	3,184
Cash provided by financing activities	4,751	37,624

Cash and cash equivalents decreased $26.8 million to $18.5 million at June 30, 2002 from $45.3 million at June 30, 2001. This decrease is primarily due to the transfer of cash to short-term investments.

Cash provided by operating activities was $8.0 million for the nine months ended June 30, 2002 compared to cash used in operating activities of $14.0 million for the nine months ended June 30, 2001. This increase is primarily the result of reduced operating loss and accounts payable and inventory management. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels with the need to ensure competitive lead times. We expect our cash provided by operating activities may fluctuate in future periods as a result of fluctuations in our operating results, accounts receivable collections, inventory management, and the timing of payments, among other causes.

Cash used in investing activities was $12.7 million for the three months ended June 30, 2002 compared to cash provided by investing activities of $3.2 million for the same period in the prior year. In fiscal year 2002 we invested excess cash in short-term, liquid investments and a $1.3 million investment in the common stock of a distribution partner.

Cash provided by financing activities for the three months ended June 30, 2002 was $4.8 million as compared to cash provided by financing activities of $37.6 million for the same period last year. Our financing activities relate to cash received from the exercise of employee stock options and stock purchase plan. In addition, we received $34.9 million related to the issuance of common stock to Nokia, in the third quarter of fiscal 2001.

We expect that our existing cash balances and cash from operations will be sufficient to meet our anticipated working capital and capital expenditures for the foreseeable future.

As of June 30, 2002, our principal commitments consisted of obligations outstanding under operating leases. In April 2000, we entered into a lease agreement on two buildings for a new corporate headquarters. The lease commenced in July 2000 on the first building; and the lease on the second building commenced in October 2000. The lease for both buildings expires in 2012 with an option for renewal. We established a restricted escrow account in connection with this lease agreement. Under the term of the lease, a $6.0 million irrevocable standby letter of credit is required through November 2012, unless the lease is terminated before then. This amount has been included on our balance sheet as of March 31, 2002 as a component of restricted cash. We have surplus office space of approximately 14,000 square feet, which is subleased until 2003 and approximately 110,000 square feet, which is subleased until 2012.

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

As of June 30, 2002, our cash equivalents mature within three months and our short-term investments mature within one year. Therefore, as of June 30, 2002, we believe the reported amounts of cash equivalents and investments to be reasonable approximations of fair value and the market risk arising from our holdings to be minimal. We maintain investment portfolio holdings of various issuers, types, and maturities, the majority of which are corporate bonds and government securities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income.

	Maturing in

June 30, 2002:	Three months or	Three months to one	Greater than one
	less	year	year	Total	Fair value

	(in thousands)
Included in cash and cash equivalents	$2,610	—	—	$2,610	$2,610
Weighted average interest rate	1.699%	—	—	—	—
Included in investments	—	$60,416	—	$60,416	$60,416
Weighted average interest rates	—	2.665%	—	—	—

The following sensitivity analysis presents hypothetical changes of our investment in Artel Solutions Group Holdings Limited (“Artel”), classified as “Available for Sale” as of June 30, 2002. This modeling technique measures the hypothetical change in fair values arising from selected hypothetical changes in the stock price of Artel. We selected stock price fluctuations of plus or minus 15%, 35%, and 50% based on the historical fluctuation of the common stock.

		Valuation of Security Give X% Increase			Valuation of Security Give X% Decrease in
	Fair Value at	in Securities Price				Securities Price
	6/30/2002		(in thousands)			(in thousands)
Security	(in thousands)	15%	35%	50%	15%	35%	50%

Artel	$1,432	$1,647	$1,933	$2,148	$1,217	$931	$716

Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 31, 2001 and the three months ended June 30, 2002 and expect to continue to do so, we do not anticipate that foreign exchange gains and losses will be significant. We have not engaged in foreign currency hedging to date, however we may do so in the future.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number
(Referenced to
Item 601 of	Exhibit
Regulation S-K)	Description

3.1	— Second Amended and Restated Articles of Incorporation of the Registration (1)
3.2	— Amended and Restated Bylaws of the Registrant (1)
4.1	— Specimen Common Stock Certificate.(1)
4.2	— Common Stock Purchase Warrant issued to Nokia Finance International B.V. (2)
99.1*	— Certification by management.

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(2)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the third quarter of fiscal 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2002.

F5 Networks, Inc.
(Registrant)

By /s/ Steven Coburn

Steven Coburn Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number
(Referenced to
Item 601 of	Exhibit
Regulation S-K)	Description

3.1	— Second Amended and Restated Articles of Incorporation of the Registration (1)
3.2	— Amended and Restated Bylaws of the Registrant (1)
4.1	— Specimen Common Stock Certificate.(1)
4.2	— Common Stock Purchase Warrant issued to Nokia Finance International B.V. (2)
99.1*	— Certification by management.

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(2)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2001