Form 10-K
period 2002-09-30
F5 NETWORKS INC
filed 2002-12-19
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

or

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

Common Stock, no par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      As of December 6, 2002, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $250,224,378 based on the closing sales price of the Registrant’s Common Stock on the Nasdaq National Market.

      As of December 6, 2002, the number of shares of the Registrant’s Common Stock outstanding was 26,028,285.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive proxy statement relating to its 2003 annual meeting of shareholders, to be held on February 13, 2003, are incorporated by reference into Part III hereof.

F5 NETWORKS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended September 30, 2002

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

PART I

Item 1.     Business

Description of Business

      F5 Networks provides integrated products and services to manage, control and optimize Internet traffic. Our core products, the BIG-IP® Controller, 3-DNS® Controller, and the BIG-IP Link Controller, help manage traffic to servers and network devices in a way that maximizes availability and throughput. Our unique iControl™ Architecture integrates our products and also allows our customers to integrate them with other third party products. Our solutions address many elements required for successful Internet and Intranet business applications, including high availability, high performance, intelligent load balancing, fault tolerance, security, and streamlined manageability.

Industry Background

      Since the late 1990’s, businesses have responded to the power, flexibility and economy of Internet Protocol (IP) based networks by deploying new IP-based applications, upgrading their client-server applications to new IP-enabled versions, and IP-enabling legacy applications. During the next several years, this process will likely accelerate as Web Services enable businesses to build applications quickly and easily by integrating software modules available from many different sources. In addition, the growth of Internet usage will continue to be driven by new applications such as Voice Over IP (VOIP) and the increasing popularity of mobile Internet access through wireless devices such as cell phones, PDAs and notebook computers.

      Internet Protocol specifies that all data transmitted across the Internet must be split into packets. In addition to its contents or payload, which corresponds to the Application Layer (Layer 7) of the Open Systems Interconnect (OSI) Reference Model, each packet has a header that identifies the source and destination of the packet. The OSI Reference Model is the framework that describes and defines how networked systems communicate with one another. In the simplest implementation of the OSI Model, header information is added to the contents at the source computer and processed and stripped by the destination computer. In common practice, however, these functions are performed by network routers and switches that the contents (email message, Web page, transaction data, etc.) pass through enroute from source to destination. In addition, as more and more organizations have begun to deploy a growing variety of IP-enabled applications, there has been increasing demand for Layer 7 technology that can read the entire contents of a packetized transmission and make intelligent decisions, based on a dynamic set of business rules, about how to handle the transmission and where to route it to ensure the availability and optimal performance of applications, servers, and the network.

      Because the functions performed at Layers 2 - 4 are generally predictable and largely repetitive, nearly all devices designed for Layer 2 - 4 processing are hardware-based and optimized for speed. Most manufacturers of Layer 7 devices have also opted for hardware-based solutions, limiting the ability of their products to adapt to the rapidly changing requirements of Layer 7 traffic management.

      Through the end of 2000, the bulk of traffic on the Internet was Web (HTTP) traffic. With the growth of online banking, brokerage accounts and other financial services the need to guarantee the security of information and transactions had also led to the emergence of the Secure Socket Layer (SSL) encryption as the standard for secure Web traffic. During the interaction between a user and a financial application, data sent from the user to the server is typically encrypted by the user’s browser and decrypted by the server, and this process is reversed for data sent back to the user. The use of SSL has continued to grow with the proliferation of Web-based applications that require secure transactions. Because SSL processing is compute-intensive it places a significant and costly burden on servers. As a result, customers who use it are eager to find ways to offload SSL processing to faster and less expensive devices.

      As the growth of IP-enabled business applications accelerates, there is an emerging need for technology to manage the flow of application traffic both within corporate Intranets and across the Internet. Current traffic management products have provided functionality and flexibility to manage Web (HTTP) traffic. F5 products differentiate by their capability to intercept, inspect and act on the contents of traffic from other types of IP-enabled applications, such as database applications, Customer Relationship Management (CRM) applications, Enterprise Resource Planning (ERP) applications, Web Services, and VOIP.

      We are an industry leader in Application Traffic Management, enabling enterprises and service providers to optimize any mission-critical IP-based application or web service, providing secure and predictable delivery of application traffic in an unpredictable environment. Through our unique open iControl™ Application Programming Interface (API), third-party applications and network devices can take an active role in shaping IP network traffic, delivering application aware networks that allow customers to direct traffic based on their exact business requirements.

      Our unique technology inspects IP traffic down to the packet payload level and can direct traffic according to the needs of each application. Its powerful offloading, inspection and processing of application-level transactions is faster than any other product on the market. It is also the first solution that can automatically respond to, act upon and prevent ever changing application security threats — providing a coordinated line of defense while making the most of existing network security products.

      The result for customers is that best-practice architectures can be built quickly and inexpensively, without buying more servers, deploying multiple products to handle different applications, or attempting to build these functions in the applications themselves. Enterprises and Service Providers can readily adapt to changing business demands and conditions quickly and cost-effectively. In this way our products reduce implementation risks, improve reliability and lower IT costs while creating a network that is truly “application-aware.”

F5 Products

      Our core product is the BIG-IP Controller for local-area application traffic management. BIG-IP software runs on a variety of Intel-based hardware platforms, including IP application switches and server appliances manufactured by us, our original equipment manufacturers (OEM’s), and blade servers manufactured by server vendors such as Dell, Fujitsu-Siemens, Hewlett-Packard, IBM and RLX Technologies.

      In terms of the OSI Reference Model, the core of BIG-IP is sophisticated software that manages IP traffic at Layer 7, also known as the application layer. F5’s BIG-IP application switches also perform Layer 2/3 switching and industry-leading Layer 4 switching. But it is the superior performance and functionality of the BIG-IP Layer 7 traffic management software that distinguishes it from competing products sold by Cisco Systems, Nortel Networks, and others.

      In contrast to the tasks associated with Layers 2 - 4, Layer 7 (which encompasses Layer 5 & 6 functions as well) is complex and variable. Switching devices for Layers 2 - 4 merely ensure that packets of information sent over the Internet arrive at the destination to which they are addressed, and that they are reassembled in the correct sequence. In many ways, the kinds of functions carried out at Layers 2 - 4 are analogous to those carried out by the postal service in picking up and delivering mail. Layer 7 corresponds to the content of the mail and the interaction between the sender and receiver.

      Our other products include 3-DNS Controller and BIG-IP Link Controller. 3DNS allows enterprises with geographically dispersed Web sites to direct traffic to a particular Web site in accordance with customized business rules or to redirect traffic to an available Web site if one of their sites becomes overloaded or is shut down for any reason. Link Controller allows enterprises with more than one ISP to manage the use of their available bandwidth to minimize costs while ensuring the highest quality of service. 3-DNS and Link Controller are sold separately on individual IP application switches and server appliances, or bundled with BIG-IP on a single appliance or IP application switch.

      In early 2001, we recognized a growing need for traffic management products that could not only communicate with one another but with the increasing number and variety of IP-enabled enterprise applications being deployed by large organizations.

      In response to that need, we published the iControl SOAP/XML interface in a free Software Development Kit (SDK) that allows customers and Independent Software Vendors (ISVs) to modify their programs to communicate with our products. This enabled the applications themselves to control the flow of traffic on the network without human intervention. The use of iControl reduces or eliminates the need for human involvement, significantly reducing the cost of performing basic network functions and dramatically reducing the likelihood of error. Adding this extra functionality to their products is attractive to ISVs, and since the introduction of the iControl SDK, we have formed relationships with dozens of software developers including Microsoft, Oracle, BEA, Tivoli (Japan), Hewlett Packard, Siebel, and Computer Associates. Although we do not derive revenue from iControl itself, the sale of iControl-enabled ISV products helps promote and often leads directly to the sale of our products.

      Currently, we manufacture two lines of systems: server appliances and IP application switches.

     Server Appliances

      Server appliances were our original products and continue to account for a little more than half of our systems revenue. The BIG-IP 520 and 540 server appliances are equipped with Intel-processors for high-speed Layer 4/7 processing and are designed to accommodate add-in cards for fast, integrated SSL encryption and decryption.

      Since integrated SSL acceleration was introduced as a feature in our platforms in early 2000, it has been an important driver of system sales. By offloading compute-intensive SSL processing from servers to our traffic management systems, customers can free up valuable server space for other applications. In addition, decrypting transmissions in conjunction with Layer 7 traffic management allows BIG-IP to inspect the contents and send them to the best available server based on the nature of the contents and any rules that apply.

     IP Application Switches

      We introduced our first IP application switch, the BIG-IP 5000, in September 2001 in response to customer demand for systems with an increased number of ports (allowing them to be connected to many different types of network devices) and integrated Layer 2/3 switching and SSL processing capability. In January 2002, we introduced a mid-range version of the IP Application switch called BIG-IP 2000. In October 2002, we introduced an upgraded and expanded line of IP application switches, including the high-end BIG-IP 5100, the BIG-IP 2400 mid-range product with integrated Layer 4 switching on an ASIC developed by our hardware team, and the BIG-IP 1000 low-end switch.

F5 Technology

      From our inception, we have been committed to the belief that the complexity of Layer 7 traffic management requires a software solution. When we were founded in 1996, our initial products were designed to load-balance Internet traffic across multiple Web servers. Shortly after our first products were introduced, we began adding health checking and other high-availability features that distinguished our products from hardware-based products manufactured by competitors who emphasized speed over functionality. In late 1999, for example, we introduced BIG-IP’s patented “cookie persistence” capability, a key feature of the software that establishes a link between a user and a specific server and enables the user to return to that server if he/she leaves or the connection is broken before a transaction is completed.

      As IP traffic has evolved and the demands placed on Layer 7 traffic management have increased, our software-based technology has enabled us to adapt quickly. When Session Initiation Protocol (SIP), a new standard for Internet conferencing, VOIP, and Instant Messaging (IM), was introduced in mid-2001, we added SIP support to BIG-IP within four months.

      The fact that all of our products are software-based differentiates us from competing products in a number of other important ways. First, our software can be easily ported to Intel-based hardware platforms other than those manufactured by us. This has enabled us to license the software to OEM partners, who resell it on their own products. In addition, it has created an opportunity for us to sell products that run on blade servers and manage traffic across all the blades. Currently, BIG-IP Blade Controller has been approved to run on blades manufactured by Dell, Fujitsu-Siemens, Hewlett-Packard, and RLX Technologies.

      From a network administrator’s perspective, one of the key benefits of a software-based solution is the ability to write scripts that incorporate specific business rules into the software. For example, if an organization has three help desks located in Bombay, San Francisco and London, all email requests for help can be directed to a single 3DNS device that has been scripted to redirect the requests to different help desks at different times of the day. Similarly, a BIG-IP device managing traffic to an eCommerce Web site can be scripted to recognize transmissions from preferred customers and route them to a server that will expedite their transactions.

      One of the most important features of our software-based products is “application awareness.” During development, BIG-IP, 3DNS, and our other products were designed using a common architecture, called iControl, with a common interface that allows them to communicate with one another. That in itself distinguishes our products from others in the market. With the release of BIG-IP Version 4.5 in October 2002, we expanded the “application awareness” of our technology, introducing a new set of capabilities that further distance our products from the competition’s by providing the first application traffic management solution on the market. Key features of this new technology are:

      Universal Inspection Engine (UIE) — UIE enables BIG-IP to examine the entire contents of a transmission and identify any value within the header and payload. UIE can recognize virtually any piece of data (such as a cell phone number, a membership ID, an access code, etc.) in any stream of application data, including SOAP/ XML (Simple Object Access Protocol/ Extensible Markup Language), the standard protocols that enable Web Services to communicate with one another.

      iRules — Using the iControl interface, network administrators and applications themselves can write commands that tell BIG-IP to direct, persist, or filter traffic based on any of the values identified by UIE.

      Dynamic Security Control Architecture (DSCA) — DCSA provides centralized security enforcement that enables networks to respond quickly and adapt easily to new security threats.

Product Development

      Our future success depends on our ability to maintain technology leadership in application traffic management by constantly improving our current products and by developing new products to meet the changing needs of our customers. Our product development group, which is divided along product lines, employs a standard process for the development, documentation and quality control of software and systems designed to meet these goals.

      Product development also engages in technology partnerships with software and component manufacturers that allow us to integrate industry standard technology with our own products. During the past two years, we have had a close working relationship with Broadcom Corporation, which manufactures the Layer 2/3 switches and SSL ASICs used in our family of application switches. We also have a technology partnership with Nokia focused on developing technology for mobile content delivery networks.

      Our software engineering group is located in our headquarters in Seattle, Washington. Our hardware engineering group is located in Spokane, Washington. Electronic communication allows the members of both teams to collaborate closely with one another on specific projects.

      Our product development expenses for fiscal 2002, 2001, and 2000 were $18.0 million, $17.4 million, and $14.5 million, respectively. During fiscal 2003, We expect to continue to increase research and development expenses as our future success is dependent on the continued enhancement of our current products and our ability to develop new, technologically advanced products that meet the changing needs of our customers.

Customers

      Prior to fiscal 2001, our customer base was comprised primarily of Internet Service Providers, Web hosting companies and Internet startups engaged in eCommerce. In the first half of fiscal 2001, we began focusing our marketing and sales efforts on large enterprises, which currently account for the majority of our revenue. Although we do not target specific vertical markets, enterprise customers in Financial Services, Manufacturing, Transportation and Mobile Telecommunications make up the largest percentage of our customer base.

Marketing

      We engage in a number of marketing programs and initiatives aimed at promoting our brand and creating market awareness of our technology and products. These include actively participating in industry trade shows and briefing industry analysts and members of the trade press on our latest products and on new business and technology partnerships. In addition, we market our products to chief information officers and other information technology professionals through targeted advertising, direct mail and high-profile Web events.

      The cornerstone of our marketing strategy is to build strong partnerships with large, well-established companies that are leaders in their industry. By partnering with these firms, we have been able to gain market mind-share and access to large accounts that we would not have been able to achieve on our own. Currently, we have three principal types of marketing partnerships that overlap to varying degrees with our sales channel partnerships. These include:

      iControl partnerships — we have established relationships with various Independent Software Vendors (ISVs) who have adapted their applications to interact with our products via the iControl interface. iControl enhances the functionality of their applications by enabling them to control the network. As a result, customers who purchase iControl-enabled applications have an incentive to purchase our products in order to take advantage of their enhanced functionality.

      Blade server partnerships — we have marketing partnerships with various system vendors (Dell, Fujitsu-Siemens, Hewlett Packard, and RLX Technologies) who have approved BIG-IP Blade Controller to run on their blade servers. Market focus and strategy are different for each partnership. In some of these partnerships, vendors and/or their channels resell Blade Controller to their customers. Others represent pure marketing relationships.

      OEM partnerships — we license our software to Dell and Nokia, who resell it on their own lines of co-branded traffic management products. In conjunction with these arrangements, the company participates in joint marketing programs with both companies.

Sales

      We sell our software, systems and services to large enterprise customers through a variety of channels, including OEMs, Distributors, Value-Added Resellers (VAR’s) and System Integrators (SI’s). In North America, we also sell our products and services to major accounts through our own direct sales force. OEM partners license our software and resell on their own co-branded products. Distributors, VAR’s and SI’s purchase our software and systems and resell them to their customers. In most cases, service contracts are negotiated directly with the customer. Typically, the company’s agreements with its channel partners are not exclusive and do not prevent them from selling competitive products. These agreements typically have terms of one year with no obligation to renew, and typically do not provide for exclusive sales territories or minimum purchase requirements.

      Our field sales people are located in major cities throughout the United States, Europe, and Asia. The inside sales team generates and qualifies leads for regional sales managers and help manage accounts by serving as a liaison between the field and internal corporate resources. Field systems engineers also support our regional sales managers by participating in joint sales calls and providing pre-sale technical resources as needed.

      The majority of our field sales people work closely with our channel partners to assist them in selling our products to their customers. In North America, major account teams are assigned to large enterprise customers who prefer to work directly with us.

Customer Service and Technical Support

      Our ability to provide consistent, high-quality customer service and technical support is a key factor in attracting and retaining customers. Prior to the installation of our products, our services personnel work with customers to analyze their network needs and determine the best way to deploy our products and configure product features and functions to meet those needs. Our service personnel also provide on-site installation and training services to help customers make optimal use of product features and functions. Installation generally occurs within 30 days of product shipment to the customer.

      At the time of purchase, customers typically purchase a one-year maintenance contract, renewable annually, that entitles them to an array of services provided by our technical support team. Maintenance services provided under the contract include online updates, upgrades and remote support through a 24x7 help desk. Our technical support team also offers seminars and training classes for customers on the configuration and use of products, including local and wide area network system administration and management. In addition, they provide a full range of consulting services, including comprehensive network management, documentation and performance analysis and capacity planning to assist in predicting future network requirements.

Manufacturing

      We outsource the manufacturing of our pre-configured hardware platforms to a contract manufacturer, Solectron, who assembles each product to our specifications. Hardware platforms consist primarily of an Intel-based computing platform, custom and commodity ASICs, a rack-mount enclosure system and a custom-designed front panel. Solectron also installs our application traffic management software onto these hardware platforms and conducts functionality testing, quality assurance and documentation control prior to shipping our products.

      Our agreement with Solectron allows them to procure component inventory on our behalf based upon a rolling production forecast. Subcontractors supply Solectron with standard parts and components for our products based on our production forecast. We are contractually obligated to purchase component inventory that our contract manufacturer procures in accordance with the forecast, unless we give notice of order cancellation outside of applicable lead times. For any completed product inventory carried by Solectron beyond 30 days, Solectron will charge us a monthly carrying fee of 1.5%. Alternatively, we have the option to purchase inventory held by Solectron beyond 30 days to avoid incurring related carrying charges. As protection against component shortages and to provide replacement parts for our service teams, we also stock limited supplies of certain key components for our products.

Competition

      The Internet traffic management market is relatively new, rapidly evolving and highly competitive, and competition in these markets is likely to persist and intensify. Our principal competitors in this market include Cisco Systems, Foundry Networks, Nortel Networks and Radware.

      Cisco Systems has a product set similar to ours and holds the largest share of the market. Cisco has a longer operating history and significantly greater financial, technical, marketing and other resources than we do. Cisco also has a more extensive customer base and broader customer relationships, including relationships with many of our current and potential customers. In addition, Cisco has large, well-established, worldwide customer support and professional services organizations and a more extensive direct sales force and sales channels.

      Because of our size, market presence and resources, Cisco and other competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. There is also the possibility that these companies may adopt aggressive pricing policies to gain market share. As a result, our competitors pose a serious competitive threat that could undermine our ability to win new customers and maintain our existing customer base.

      To mitigate these threats and strengthen our competitive position, we have focused on differentiating our products in two ways:

      Emphasis on software — Our sophisticated Layer 7 software delivers performance, features and functionality that competing hardware-based products cannot match. Because our technology is software-based, we are also the only company whose traffic management solution has been certified to run on blade servers manufactured by leading hardware vendors.

      Tight integration of software and commodity hardware — Our application switches combine into a single platform functions — Layer 7 traffic management, Layer 2 - 4 switching, SSL acceleration — that are typically available from competitors on two or more platforms. This results in comparatively lower cost, better performance, easier deployment and simpler management for equivalent or better functionality.

Intellectual Property

      We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We currently have issued patents and applications pending for various aspects of our technology. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to, and distribution of, our software, documentation and other proprietary information. However, despite our best efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology.

      In addition to our own proprietary software, we incorporate software licensed from several third-party sources into our products. These licenses generally renew automatically on an annual basis. We believe that alternative technologies for this licensed software are available both domestically and internationally.

Employees

      As of September 30, 2002, we employed 467 full-time persons, including 127 in product development, 192 in sales and marketing, 79 in professional services and technical support and 69 in finance, administration and operations. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Directors and Executive Officers of the Registrant

      The following table sets forth certain information with respect to our executive officers and directors as of September 30, 2002:

Name	Age	Position

John McAdam	51	President, Chief Executive Officer and Director
Steven B. Coburn	49	Senior Vice President of Finance and Chief Financial Officer
Steven Goldman	42	Senior Vice President of Sales and Services
Brett L. Helsel	42	Senior Vice President of Product Development and Chief Technology Officer
Jeff Pancottine	42	Senior Vice President of Marketing and Business Development
Edward J. Eames	44	Senior Vice President of Business Operations and Vice President of Global Services
Joann M. Reiter	45	Vice President, General Counsel and Corporate Secretary
Jeffrey S. Hussey	41	Director
Alan J. Higginson(1)(2)	55	Director
Karl D. Guelich(1)(2)	60	Director
Keith D. Grinstein(1)(2)	42	Director
Kenny J. Frerichs	42	Director

(1)	Member of Audit Committee.

(2)	Member of Compensation Committee.

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

      Brett L. Helsel has served as our Senior Vice President of Product Development and Chief Technology Officer since December 2000. He served as our Senior Vice President of Product Development from February 2000 to December 2000 and as our Vice President of Product Development and Chief Technology Officer from May 1998 to January 2000. From April to May 1998, Mr. Helsel served as our Vice President of Advanced Product Architecture. From March 1997 to March 1998, Mr. Helsel served as Vice President, Product Development, for Cybersafe, Inc., a provider of enterprise-wide network security solutions. From April 1994 to October 1997, Mr. Helsel served as Site Development Manager for Wall Data, a host connectivity software company. Mr. Helsel holds a B.S. in Geophysics and Oceanography from the Florida Institute of Technology.

      Jeff Pancottine has served as our Senior Vice-President of Marketing and Business Development since October 2000. He joined F5 Networks from RealNetworks, a consumer software and Internet content aggregation company, where he served as Senior Vice-President of Sales and Marketing for the Company’s Media Systems Division from April 2000 to October 2000. Prior to that, Mr. Pancottine was the Vice-President of Business Marketing at Intel Corporation from November 1999 to April 2000. Mr. Pancottine has had more than 15 years of worldwide systems marketing experience with a variety of server companies, including Sequent Computer Systems from June 1997 to November 1999, where he held the position of Vice-President of Global Marketing. He also led the server and storage marketing organization while at Sun Microsystems from October 1996 to June 1997 after Sun’s purchase of Cray Research’s Commercial Systems Division, where he introduced the highly successful UE10000 Starfire server. Previous to Sun Jeff was the Vice President of Marketing at Cray Research, a supercomputer systems vendor, responsible for commercial systems from June 1993 to June 1996 and the Vice President of Product Marketing at Sequoia Systems, a Unix fault-tolerant systems vendor, from 1988 to 1993. Jeff holds a Master of Engineering in Computer Science from Cornell University, and a Bachelor of Science in Computer Science from the University of California at Riverside.

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

      Jeffrey S. Hussey co-founded the Company in February 1996 and has served as a director since that time. From February 1996 through August 2002, Mr. Hussey was also Chairman of the Board, and from February 1996 to July 2000, our Chief Executive Officer and President. He served as our Chief Strategist from July 2000 through October 2001 and as our treasurer from February 1996 to March 1999. From June 1995 to February 1996, Mr. Hussey was Vice President of Alexander Hutton Capital L.L.C., an investment banking firm. From September 1993 to July 1995, he served as President of Pacific Comlink, an inter-exchange carrier providing frame relay and Internet access services to the Pacific Rim, which he founded in September 1993. Mr. Hussey holds a B.A. in Finance from Seattle Pacific University and an M.B.A. from the University of Washington.

      Alan J. Higginson has served as one of our directors since May 1996. Mr. Higginson has been the President and CEO of Hubspan, Inc., an ebusiness infrastructure provider, since August 2001. From November 1995 to November 1998, Mr. Higginson served as President of Atrieva Corporation, a provider of advanced data backup and retrieval technology. From May 1990 to November 1995, Mr. Higginson served as Executive Vice President of Worldwide Sales and Marketing for Sierra On-line, a developer of multimedia software for the home personal computer market. From May 1990 to November 1995, Mr. Higginson served as President of Sierra On-line’s Bright Star division, a developer of educational software. Mr. Higginson holds a B.S. in Commerce and an M.B.A. from the University of Santa Clara.

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

      Keith D. Grinstein has served as one of our directors since December 1999. He also serves as board chair for Coinstar, Inc., a coin counting machine company, and as lead outside director for Nextera, Inc. an economics-consulting firm. Mr. Grinstein is a partner of Second Avenue Partners, a venture capital fund. Mr. Grinstein’s past experience includes serving as president, chief executive officer and vice chair of Nextel International, and as president and chief executive officer of the Aviation Communications Division of AT&T Wireless Services (formerly McCaw Communications.) Mr. Grinstein received a BA from Yale University and a JD from Georgetown University.

      Kenny J. Frerichs has served as one of our directors since July 2001. Mr. Frerichs has been the Vice President, Business Development for Nokia Internet Communications, a network security and virtual private network solutions provider, since July 2001 and Nokia’s General Manager of VPN products from March 2000 to July 2001. From March 1998 to March 2000, Mr. Frerichs served as President and CEO for Network Alchemy, a Santa Cruz based startup that developed clustered Virtual Private Networks solutions, which was acquired by Nokia in March 2000. From January 1997 to March 1998, Mr. Frerichs served as Vice President of Worldwide Sales for Wallop Software, an intranet-based business application software company. From January 1994 to January 1997, Mr. Frerichs served as Vice President, North American Sales for TGV Software, a supplier of Internet software products, which was acquired by Cisco Systems. Mr. Frerichs holds a B.S. in Computer Science from Texas A&M University. Mr. Frerichs was designated by Nokia Finance International, B.V. (NFI) pursuant to the Investor Rights Agreement entered into in connection with NFI’s investment in the Company. This agreement required the Company to appoint a designee of NFI to the board upon NFI’s investment and to nominate a designee of NFI for election by the Company’s shareholders.

Item 2.	Properties

      Our principal administrative, sales, marketing, research and development facilities are located in Seattle, Washington and consist of approximately 195,000 square feet. In April 2000, we entered into a lease agreement on two buildings for our corporate headquarters. The lease commenced in July 2000 on the first building; and the lease on the second building commenced in October 2000. The leases for both buildings expire in 2012 with an option for renewal. The second building consists of approximately 110,000 square feet and has been fully subleased until 2012. We also lease office space for our hardware development, sales and support personnel in Spokane, Washington, Washington DC, New York, Hong Kong, Singapore, Taiwan, Japan, Australia, Germany, France, and the United Kingdom.

Item 3.     Legal Proceedings

      In July and August 2001, a series of putative securities class action lawsuits were filed in United States District Court, Southern District of New York against certain investment banking firms that underwrote the Company’s initial and secondary public offerings, the Company and some of the Company’s officers and directors. These cases, which have been consolidated under In re F5 Networks, Inc. Initial Public Offering Securities Litigation, No. 01 CV 7055, assert that the registration statements for the Company’s June 4, 1999 initial public offering and September 30, 1999 secondary offering failed to disclose certain alleged improper actions by the underwriters for the offerings. The consolidated amended complaint alleges claims against the F5 defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Other lawsuits have been filed making similar allegations regarding the public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants have filed motions to dismiss. We believe that we have meritorious defenses to the lawsuits and will defend ourselves vigorously in the litigation. An unfavorable resolution of the actions could have a material, adverse effect on our business, results of operations or financial condition.

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

Item 4.	Submission of Matters to a Vote of Securities Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Market Prices and Dividends on Common Stock

      Our common stock is traded on the Nasdaq National Market (symbol: FFIV). The following table sets forth the high and low sales prices of our common stock.

	High	Low
Fiscal Year Ended September 30, 2002
First Quarter	$28.73	$7.00
Second Quarter	$27.23	$17.78
Third Quarter	$23.86	$7.31
Fourth Quarter	$15.48	$7.13

	High	Low
Fiscal Year Ended September 30, 2001
First Quarter	$40.94	$9.50
Second Quarter	$17.81	$5.00
Third Quarter	$19.20	$3.75
Fourth Quarter	$18.50	$8.51

      As of December 6, 2002 there were 26,028,285 holders of record of our common stock, although we believe the number of beneficial holders of our common stock to be substantially greater.

      Our policy has been to retain cash to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

      On June 26, 2001, we entered into a Common Stock and Warrant Purchase Agreement with Nokia Finance International B.V. (“NFI”). Under this Agreement, we issued and sold to NFI (i) 2,466,421 shares of common stock and (ii) warrants (the “Warrants”) to purchase additional shares of common stock. We received total proceeds of $34.9 million, net of $1.75 million of issuance costs from the sale of these shares and the Warrants. The Warrants allow NFI to purchase additional shares of common stock to increase its ownership percentage in the Company (up to a maximum of one share less than 20%) during three ten business day periods beginning on December 31, 2001, June 30, 2002 and December 31, 2002, at an exercise price equal to the average 10-day closing price before the start of each period. These securities were sold in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act as transactions by an issuer not involving a public offering. As of the date of this filing, NFI has not purchased additional shares.

Item 6.	Selected Financial Data

      The following selected financial data are derived from our historical financial statements. The information set forth below should be read in conjunction with our financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (in thousands, except per share data).

	Fiscal Year Ended September 30

	2002	2001	2000	1999	1998

Statement of Operations Data
Net revenues
Products	$82,566	$78,628	$87,980	$23,420	$4,119
Services	25,700	28,739	20,665	4,405	770

Total	108,266	107,367	108,645	27,825	4,889

Cost of net revenues
Products	20,241	33,240	24,660	5,582	1,091
Services	10,238	12,265	7,911	1,618	314

Total	30,479	45,505	32,571	7,200	1,405

Gross profit	77,787	61,862	76,074	20,625	3,484

Operating expenses
Sales and marketing	50,581	50,767	36,890	13,505	3,881
Research and development	17,985	17,435	14,478	5,642	1,810
General and administrative	15,045	18,776	9,727	3,869	1,041
Restructuring charges	3,274	975	—	—	—
Amortization of unearned compensation	443	2,625	2,127	2,487	420

Total	87,328	90,578	63,222	25,503	7,152

Income (loss) from operations	(9,541)	(28,716)	12,852	(4,878)	(3,668)
Other income (expense), net	1,420	2,021	2,903	534	(4)

Income (loss) before income taxes	(8,121)	(26,695)	15,755	(4,344)	(3,672)
Provision for income taxes	489	4,095	2,105	—	—

Net income (loss)	$(8,610)	$(30,790)	$13,650	$(4,344)	$(3,672)

Net income (loss) per share — basic	$(0.34)	$(1.36)	$0.65	$(0.42)	$(0.60)

Weighted average shares — basic	25,323	22,644	21,137	10,238	6,086

Net income (loss) per share — diluted	$(0.34)	$(1.36)	$0.59	$(0.42)	$(0.60)

Weighted average shares — diluted	25,323	22,644	23,066	10,238	6,086

Balance Sheet Data
Cash and short-term investments	$80,333	$69,783	$53,199	$24,797	$6,206
Working capital	74,510	74,890	66,318	25,876	6,763
Total assets	126,289	124,663	122,420	42,846	9,432
Long-term liabilities	1,315	1,167	238	—	—
Redeemable convertible preferred stock	—	—	—	—	7,688
Shareholders’ equity (deficit)	93,685	96,488	87,685	31,973	(80)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Financial Statements and Notes.

	Year Ended September 30

	2002	2001	2000

Revenues (in thousands)
Net revenues
Products	$82,566	$78,628	$87,980
Services	25,700	28,739	20,665

Total	$108,266	$107,367	$108,645

Percentage of net revenues
Products	76.3%	73.2%	81.0%
Services	23.7	26.8	19.0

Total	100.0%	100.0%	100.0%

      Net revenues. Total net revenues increased 1.0% in fiscal 2002 from fiscal 2001, compared to a decrease of 1.0% in fiscal 2001 from fiscal 2000. The increase in fiscal 2002 was due to higher product sales resulting from a modest recovery in demand for our products. The increased product sales were partially offset by a decrease in service revenues resulting from changes in pricing and a higher percentage of our channel partners providing maintenance and installation services to end-users. The decrease in fiscal 2001 revenues, compared to fiscal 2000, was primarily due to lower product sales as a result of a downturn in the US economy in fiscal 2001.

      International revenues represented 32%, 33% and 19% of total sales in fiscal 2002, 2001 and 2000, respectively. The decrease in international sales as a percentage of net revenues was primarily due to lower sales in Japan during fiscal 2002. Fiscal 2001 was the first complete year for which we had subsidiaries in the Asia Pacific region that contributed to the increase in our international sales as a percentage of net revenues compared to fiscal 2000. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international sales as a percentage of net revenues will remain at current levels.

      Sales of our BIG-IP products represented 64%, 64%, and 62% of total net revenues in fiscal 2002, 2001 and 2000, respectively, and we expect to derive a significant portion of our net revenues from sales of BIG-IP in the future. During fiscal 2002 and 2001 no single reseller or customer exceeded 10% of net revenue or our accounts receivable balance. During fiscal 2000, one of our resellers, Exodus Communications, accounted for 14% of net revenue and 8% of our accounts receivable balance.

      Product revenues. Product revenues were $82.6 million for the fiscal year ended September 30, 2002 compared to $78.6 million for the year ended September 30, 2001, and $88.0 million for the year ended September 30, 2000. The 5.0% increase in fiscal year 2002 was primarily the result of strong sales in North America, partially offset by decreased sales in Japan. The 10.6% decrease in fiscal year 2001, compared to fiscal 2000, was primarily the result of reduced demand for our products in the US due to a general slow down in the US economy.

      Service revenues. Service revenues were $25.7 million for the fiscal year ended September 30, 2002 compared to $28.7 million for the fiscal year ended September 30, 2001, and $20.7 million for the year ended September 30, 2000. Service revenue decreased by 10.6% in fiscal year 2002 primarily due to changes in pricing and a larger percentage of our resellers providing maintenance and installation to end-users, partially offset by an increase in the renewal of service and support contracts by existing customers. The 39.1% increase in service revenues in fiscal year 2001, compared to fiscal 2000, was primarily due to an increase in the installed base of our products and the renewal of service and support contracts.

	Year Ended September 30

	2002	2001	2000

Gross margin (in thousands)
Cost of net revenues
Products	$20,241	$33,240	$24,660
Services	10,238	12,265	7,911

Total	30,479	45,505	32,571

Gross margin	$77,787	$61,862	$76,074

Cost of net revenues (as a percentage of related revenue)
Products	24.5%	42.3%	28.0%
Services	39.8	42.7	38.3

Total	28.2	42.4	30.0

Gross margin	71.8%	57.6%	70.0%

      Cost of product revenues. Cost of product revenues decreased 39.1% to $20.2 million for the year ended September 30, 2002 from $33.2 million for the year ended September 30, 2001. The cost of product revenues for fiscal 2000 totaled $24.7 million. Cost of product revenues decreased as a percent of net product revenue to 24.5% for fiscal year 2002 from 42.3% for fiscal year 2001 and 28.0% for fiscal year 2000. The decrease in fiscal 2002 was primarily the result of lower excess inventory charges and lower manufacturing costs partially offset by increased warranty costs. Further, in fiscal 2002, we unified our supply chain with a single contract manufacturer and as result have improved our manufacturing efficiencies as well as realized lower component costs. The increase in fiscal 2001, compared to fiscal 2000, was primarily the result of costs associated with product platform changes and $4.9 million of charges related to excess inventory and purchase commitments.

      Cost of service revenues. Cost of service revenues decreased to $10.2 million for fiscal 2002 from $12.3 million for fiscal 2001. The cost of service revenues for fiscal 2000 totaled $7.9 million. Cost of service revenues decreased as a percent of net service revenues to 39.8% for fiscal year 2002 from 42.7% for fiscal year 2001. The decrease in fiscal 2002 relates primarily to improved operational efficiencies and a decrease in headcount and related costs. Cost of service revenues increased to 42.7% in fiscal 2001 compared to 38.3% for fiscal year 2000. The increase in cost of service revenue in fiscal 2001, compared to fiscal 2000, is due to an increase in customer base and an increase in personnel and the related costs.

	Year Ended September 30

	2002	2001	2000

Operating expenses (in thousands)
Sales and marketing	$50,581	$50,767	$36,890
Research and development	17,985	17,435	14,478
General and administrative	15,045	18,776	9,727
Restructuring Charges	3,274	975	—
Amortization of unearned compensation	443	2,625	2,127

Total	$87,328	$90,578	$63,222

Operating expenses (as a percentage of revenue)
Sales and marketing	46.7%	47.3%	34.0%
Research and development	16.6	16.2	13.3
General and administrative	13.9	17.5	9.0
Restructuring Charges	3.0	0.9	—
Amortization of unearned compensation	0.4	2.4	2.0

Total	80.7%	84.4%	58.2%

      Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related benefits of our sales and marketing staff, costs of our marketing programs, including public relations, advertising and trade shows, and an allocation of our facilities and depreciation expenses. Sales and marketing expenses decreased less than 1.0% to $50.6 million in fiscal 2002 from $50.8 million in fiscal 2001. The decrease in fiscal 2002 relates primarily to lower trade show and promotional activities and decreased business travel expenses partially offset by increased personnel costs as we continued to expand our international operations. Sales and marketing expenses increased to $50.8 million in fiscal 2001 from $36.9 million in fiscal year 2000. The increase in fiscal 2001, compared to fiscal 2000, was due to an increase in headcount and related costs, and increased advertising and promotional activities. We expect to continue to increase sales and marketing expenses in order to grow net revenues and expand our brand awareness.

      Research and development. Research and development expenses consist primarily of salaries and related benefits for our product development personnel and an allocation of our facilities and depreciation expenses. Research and development expenses increased 3.2% to $18.0 million in fiscal 2002, from $17.4 million in fiscal 2001 and $14.5 million in fiscal year 2000. The increase in fiscal 2002 relates primarily to increased personnel related costs and expenses related to the development of new products. The increase in fiscal year 2001, compared to fiscal 2000, relates primarily to personnel related costs and an increase in facilities costs related to the Spokane office. We expect to continue to increase research and development expenses as our future success is dependent on the continued enhancement of our current products and our ability to develop new, technologically advanced products that meet the changing needs of our customers.

      General and administrative. General and administrative expenses consist primarily of salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges and an allocation of our facilities and depreciation expenses. General and administrative expenses decreased 19.9% to $15.0 million in fiscal 2002 from $18.8 million in fiscal 2001. The decrease in fiscal 2002 is primarily due to lower bad debt charges and lower facilities expenses resulting from the sublease of one of our buildings, partially offset by an increase in professional services related to patent prosecution and other activities related to our intellectual property. General and administrative expenses increased to $18.8 million in fiscal 2001 from $9.7 million in fiscal 2000. The increase in fiscal 2001, compared to fiscal 2000, related primarily to an increase in bad debt expense due to the bankruptcy filing by Exodus Communications and an increase in headcount and other payroll related costs.

      Restructuring charges. During the third quarter of fiscal 2002, we recorded a restructuring charge of $2.8 million in connection with management’s decision to exit the cache appliance business. As a result of changes in the business, we wrote-down certain assets, consolidated operations and terminated 47 employees throughout all divisions of the Company. In July 2002, all identified employees had been notified and terminated resulting in an additional charge of $503,000 related to employee separation costs.

      Amortization of unearned compensation. We have recorded a total of $8.3 million of stock compensation costs since our inception through September 30, 2002. These charges represent the difference between the exercise price and the deemed fair value of certain stock options granted to our employees and outside directors. These options generally vest ratably over a four-year period. We are amortizing these costs using an accelerated method as prescribed by FASB interpretation No. 28 (“FIN No. 28”) and recorded stock compensation charges of $0.4 million, $2.6 million, and $2.1 million for the years ended September 30, 2002, 2001 and 2000, respectively.

	Year Ended September 30

	2002	2001	2000

Other Income and Income Taxes (in thousands)
Income (loss) from operations	$(9,541)	$(28,716)	$12,852
Other income, net	1,420	2,021	2,903
Income (loss) before income taxes	(8,121)	(26,695)	15,755
Provision for income taxes	489	4,095	2,105

Net income (loss)	$(8,610)	$(30,790)	$13,650

Income (loss) from operations (as a percentage of revenue)	(8.8)%	(26.7)%	11.8%
Other income, net	1.3	1.9	2.7
Income (loss) before income taxes	(7.5)	(24.9)	14.5
Provision for income taxes	0.5	3.8	1.9

Net income (loss)	(8.0)%	(28.7)%	12.6%

      Other income, net. Other income, net, consists primarily of interest income and foreign currency transaction gains and losses. Other income, net, decreased 29.7% to $1.4 million in fiscal 2002 from $2.0 million in fiscal 2001 and $2.9 million in fiscal 2000. This decrease is primarily due to declining interest rates and investment income.

      Provision for income taxes. The income tax provision of $489,000 reported in fiscal 2002 is due to foreign income taxes related to our international operations. The income tax provision increased to $4.1 million in fiscal 2001 from $2.1 million in fiscal 2000. The increase in the provision for income taxes was caused by our decision to provide for a full valuation allowance against net deferred tax assets in fiscal 2001.

	Year Ended September 30

	2002	2001	2000

Liquidity and Capital Resources (in thousands)
Working capital	$74,510	$74,890	$66,318
Cash and cash equivalents	20,801	18,321	18,536
Cash provided by (used in) operating activities	9,505	(11,833)	9,848
Cash used in investing activities	(12,663)	(24,709)	(43,709)
Cash provided by financing activities	5,483	36,343	35,084

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

      On June 26, 2001, we entered into a Common Stock and Warrant Purchase Agreement with Nokia Finance International B.V. (“NFI”). Under this agreement, we issued and sold to NFI (i) 2,466,421 shares of common stock and (ii) warrants (the “Warrants”) to purchase additional shares of common stock. We received total proceeds of $34.9 million, net of $1.75 million of issuance costs from the sale of these shares and the Warrants.

      Cash provided by operating activities during fiscal 2002 was $9.5 million compared to cash used in operating activities of $11.8 million in fiscal 2001 and cash provided by operating activities of $9.8 million in fiscal 2000. Cash provided by operating activities in fiscal 2002 resulted primarily from changes in operating assets and liabilities, as adjusted for various non-cash changes including restructuring charges, provision for asset write-downs, provision for doubtful accounts, and depreciation and amortization. Cash used in operating activities in fiscal 2001 resulted primarily from operating losses, partially offset by a decrease in net accounts receivable. Cash provided by operating activities in fiscal 2000 resulted from increases in accounts receivable due to increased sales and other current assets, which were partially offset by increases in accounts payable, accrued liabilities and deferred revenues.

      Cash used in investing activities was $12.7 million for the year ended September 30, 2002, $24.7 million for the year ended September 30, 2001, and $43.7 million for the year ended September 30, 2000. Cash used in each of the fiscal years 2002, 2001, and 2000 were due primarily to the purchase of investments and property and equipment, partially offset by the sale of investments.

      Cash provided by financing activities for the year ended September 30, 2002 was $5.5 million as compared to cash provided by financing activities of $36.3 million in the prior year. In 2002, our financing activities primarily related to cash received from the exercise of employee stock options and the purchase of common shares under our employee stock purchase plan. In 2001, we also received $34.9 million related to the issuance of common stock to Nokia, in the third quarter of fiscal 2001.

      We expect that our existing cash balances and cash from operations will be sufficient to meet our anticipated working capital and capital expenditures for the foreseeable future.

      As of September 30, 2002, our principal commitments consisted of obligations outstanding under operating leases. In April 2000, we entered into a lease agreement on two buildings for our corporate headquarters. The lease commenced in July 2000 on the first building; and the lease on the second building commenced in October 2000. The lease for both buildings expires in 2012 with an option for renewal. The lease for the second building has been fully subleased through 2012. We established a restricted escrow account in connection with this lease agreement. Under the term of the lease, a $6.0 million certificate of deposit is required through November 2012, unless the lease is terminated before then. This amount has been included on our balance sheet as a component of restricted cash. Contractual obligations reflected in the following table are net of anticipated sublease income.

Payments Due by Period (in thousands)

		Less than	1-3	4-5	After 5
Obligations	Total	1 year	Years	Years	Years

Net operating leases	$20,840	$2,755	$4,596	$4,238	$9,251

Critical Accounting Policies

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

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

      Reserve for Doubtful Accounts. Estimates are used in determining our allowance for bad debts and are based on our historical collection experience, current trends, credit policy, specific identification and a percentage of our accounts receivable by aging category. In determining these percentages, we evaluate historical write-offs of our receivables, current trends in the credit quality of our customer base, as well as changes in the credit policies. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require any collateral. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, the recoverability of amounts due could be adversely affected.

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

      Reserve for Obsolete/ Excess Inventory. We currently reduce the carrying value of inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

      Reserve for Warranties. Our warranty reserve is established based on our historical experience and best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” FASB 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction or development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The adoption of this standard did not have an impact on our financial statements.

      In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for

the disposal of a segment of a business. The adoption of this standard did not have an impact on our financial statements.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our financial statements.

Risk Factors

      In addition to the other information in this report, the following risk factors should be carefully considered in evaluating our company and its business.

Our success depends on sales of our BIG-IP®

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

Our success depends on our timely development of new products and features

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

We may not be able to compete effectively in the emerging Internet traffic market

      Our markets are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors in the Internet traffic market include Cisco Systems, Foundry Networks, Nortel Networks and RadWare. We expect to continue to face additional competition as new participants enter the Internet traffic management market. In addition, larger companies with significant resources, brand recognition and sales channels may form alliances with or acquire competing Internet traffic management solutions and emerge as significant competitors. Potential competitors may bundle their products or incorporate an Internet traffic management component into existing products in a manner that discourages users from purchasing our products. Potential customers may also choose to purchase additional or larger servers instead of our products.

Our quarterly operating results are volatile and may cause our stock price to fluctuate

      Our quarterly operating results have varied significantly in the past and will vary significantly in the future, which makes it difficult for us to predict our future operating results. In particular, we anticipate that the size of customer orders may increase as we continue to focus on larger business accounts. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. In the past, a significant portion of our sales has been realized near the end of a quarter. Accordingly, a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter. Furthermore, we base our decisions regarding our operating expenses on anticipated revenue trends and our expense levels are relatively fixed. Consequently, if revenue levels fall below our expectations, our net income will decrease because only a small portion of our expenses vary with our revenues.

      We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance. Our operating results may be below the expectations of securities analysts and investors in some future quarter or quarters. Our failure to meet these expectations will likely seriously harm the market price of our common stock.

The average selling price of our products may decrease and our costs may increase, which may negatively impact gross profits

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

It is difficult to predict our future operating results because we have an unpredictable sales cycle

      Our products have a lengthy sales cycle, which is difficult to predict. Historically, our sales cycle has ranged from approximately two to three months. Sales of BIG-IP and 3-DNS require us to educate potential customers in their use and benefits. The sale of our products is subject to delays from the lengthy internal budgeting, approval and competitive evaluation processes that large corporations and governmental entities may require. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to testing our products before they decide whether or not to purchase. Customers may also defer orders as a result of anticipated releases of new products or enhancements by our competitors or us. As a result, our products have an unpredictable sales cycle that contributes to the uncertainty of our future operating results.

We may not be able to sustain or develop new distribution relationships

      Our sales strategy requires that we establish and maintain multiple distribution channels in the United States and internationally through leading industry resellers, original equipment manufacturers, systems integrators, Internet service providers and other channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. During fiscal 2002 no single reseller or customer exceeded 10% of net revenue or our accounts receivable balance. If we are unable to establish and maintain our indirect sales channels, our business and results of operations will be seriously harmed.

Our expansion into international markets may not succeed

      We intend to continue expanding into international markets. International sales represented 32% of our net revenues for the year ended September 30, 2002, 33% of our net revenues for the year ended September 30, 2001 and 19% of our net revenues for the year ended September 30, 2000. We have engaged sales personnel in Australia, Europe, and Asia Pacific. Our continued growth will require further expansion of our international operations in selected countries in the European and Asia Pacific markets. If we are unable to expand our international operations successfully and in a timely manner, our business and results of operations may be seriously harmed. Such expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally.

Our operating results are exposed to risks associated with international commerce

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

Our success depends on our key personnel and our ability to attract, train and retain qualified marketing and sales, professional services and customer support personnel

      Our success depends to a significant degree upon the continued contributions of our key management, product development, sales, marketing and finance personnel, many of who may be difficult to replace. The complexity of our Internet traffic and content management products and their integration into existing networks and ongoing support, as well as the sophistication of our sales and marketing effort, requires us to retain highly trained professional services, customer support and sales personnel. In spite of the economic downturn, competition for qualified professional services, customer support and sales personnel in our industry is intense because of the limited number of people available with the necessary technical skills and understanding of our products. Our ability to retain and hire these personnel may be adversely affected by volatility or reductions in our stock price, since these employees are generally granted stock options. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring qualified personnel, may seriously harm our business and results of operations.

Our business may be harmed if our contract manufacturers are not able to provide us with adequate supplies of our products

      We rely on third party contract manufacturers to assemble our products. We outsource the manufacturing of our hardware platforms to a contract manufacturer who assembles these hardware platforms to our specifications. We have experienced minor delays in shipments from our contract manufacturers in the past, which have not had a material impact on our results of operations. We may experience delays in the future or other problems, such as inferior quality and insufficient quantity of product, any of which may seriously harm our business and results of operations. The inability of our contract manufacturer to provide us with adequate supplies of our products or the loss of our contract manufacturer may cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and may seriously harm our business and results of operations.

      If the demand for our products grows, we will need to increase our material purchases, contract manufacturing capacity and internal test and quality functions. Any disruptions in product flow may limit our revenue, may seriously harm our competitive position and may result in additional costs or cancellation of orders by our customers.

Our business could suffer if there are any interruptions or delays in the supply of hardware components from our third-party sources

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

Undetected software errors may seriously harm our business and results of operations

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

We may not adequately protect our intellectual property and our products may infringe on the intellectual property rights of third parties

      We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure of confidential and proprietary information to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

      From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights claims or initiate litigation against us or our contract manufacturers, suppliers or customers with respect to existing or future products. Our license agreements typically require us to indemnify our customers for infringement actions related to our technology, which could cause us to become involved in infringement claims made against our customers. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to determine the scope and validity of our proprietary rights or those of our competitors. Any of these claims, with or without merit, may be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to cease using infringing technology, develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business and results of operations may be seriously harmed.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      Interest Rate Risk. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 20% of the total portfolio with the exception of treasury securities, commercial paper and money market funds, which are exempt from size limitation. The policy limits all short-term investments to mature in two years or less, with the average maturity being one year or less. These securities are subject to interest rate risk and will decrease in value if interest rates increase.

	Maturing in (in thousands)

	Three months	Three months	Greater than
	or less	to one year	one year	Total	Fair value

September 30, 2002
Included in cash and cash equivalents	$3,582	$—	$—	$3,582	$3,582
Weighted average interest rate	1.9%	—	—	—	—
Included in short-term investments	$—	$41,591	$17,941	$59,532	$59,532
Weighted average interest rates	—	2.2%	3.3%	—	—
September 30, 2001
Included in cash and cash equivalents	$8,169	$—	$—	$8,169	$8,169
Weighted average interest rate	4.1%	—	—	—	—
Included in short-term investments	$—	$33,500	$17,294	$50,794	$51,462
Weighted average interest rates	—	4.6%	3.4%	—	—
September 30, 2000
Included in cash and cash equivalents	$13,717	$—	$—	$13,717	$13,717
Weighted average interest rate	6.4%	—	—	—	—
Included in short-term investments	$6,126	$26,523	$2,014	$34,663	$34,603
Weighted average interest rates	6.6%	6.7%	7.0%	—	—

      The following sensitivity analysis presents hypothetical changes related to our investment in Artel Solutions Group Holdings Limited (“Artel”). The following information measures the change in fair value arising from selected hypothetical changes in the stock price of Artel (in thousands.)

		Valuation Given Percentage			Valuation Given Percentage
		Increase in Price			Decrease in Price
	Fair Value at
Investment	September 30, 2002	15%	35%	50%	15%	35%	50%

Artel	$1,346	$1,548	$1,817	$2,019	$1,144	$875	$673

      Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 2002 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, as we continue to expand our operations internationally, they may become significant in the future. We have not engaged in foreign currency hedging to date, however we may do so in the future.

Item 8.	Financial Statements and Supplementary Data

F5 NETWORKS, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

F5 Networks, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of F5 Networks, Inc. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Seattle, Washington

November 1, 2002

F5 NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30

	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$20,801	$18,321
Short-term investments	59,532	51,462
Accounts receivable, net of allowances of $5,452 and $6,245	20,404	22,628
Inventories	349	2,602
Other current assets	4,713	6,885

Total current assets	105,799	101,898

Restricted cash	6,000	6,000
Property and equipment, net	12,211	15,496
Long-term investments	1,346	—
Other assets, net	933	1,269

Total assets	$126,289	$124,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,685	$4,460
Accrued liabilities	13,546	11,517
Deferred revenue	14,058	11,031

Total current liabilities	31,289	27,008

Long-term liabilities	1,315	1,167

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 100,000 shares authorized, 25,730 and 24,764 shares issued and outstanding	128,876	123,393
Accumulated other comprehensive income	454	573
Unearned compensation	(93)	(536)
Accumulated deficit	(35,552)	(26,942)

Total shareholders’ equity	93,685	96,488

Total liabilities and shareholders’ equity	$126,289	$124,663

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended September 30

	2002	2001	2000

Net revenues
Products	$82,566	$78,628	$87,980
Services	25,700	28,739	20,665

Total	108,266	107,367	108,645

Cost of net revenues
Products	20,241	33,240	24,660
Services	10,238	12,265	7,911

Total	30,479	45,505	32,571

Gross profit	77,787	61,862	76,074

Operating expenses
Sales and marketing	50,581	50,767	36,890
Research and development	17,985	17,435	14,478
General and administrative	15,045	18,776	9,727
Restructuring charges	3,274	975	—
Amortization of unearned compensation	443	2,625	2,127

Total	87,328	90,578	63,222

Income (loss) from operations	(9,541)	(28,716)	12,852
Other income, net	1,420	2,021	2,903

Income (loss) before income taxes	(8,121)	(26,695)	15,755
Provision for income taxes	489	4,095	2,105

Net income (loss)	$(8,610)	$(30,790)	$13,650

Net income (loss) per share — basic	$(0.34)	$(1.36)	$0.65

Weighted average shares — basic	25,323	22,644	21,137

Net income (loss) per share — diluted	$(0.34)	$(1.36)	$0.59

Weighted average shares — diluted	25,323	22,644	23,066

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

			Notes		Accumulated
	Common Stock		Receivable		Other		Total
			From	Unearned	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shareholders	Compensation	Income/(Loss)	Deficit	Equity

Balance, October 1, 1999	18,161	$45,760	$(750)	$(3,232)	$(3)	$(9,802)	$31,973
Exercise of stock options by employees	669	716	—	—	—	—	716
Exercise of stock warrants	2,199	1,414	—	—	—	—	1,414
Issuance of stock under employee stock purchase plan	84	1,198	—	—	—	—	1,198
Payment on note receivable from shareholder	—	—	281	—	—	—	281
Tax benefit from employee stock transactions	—	4,900	—	—	—	—	4,900
Issuance of common stock in a secondary public offering (net of issuance costs of $2,025)	500	31,475	—	—	—	—	31,475
Unearned compensation on stock option grants	—	1,956	—	(1,956)	—	—	—
Amortization of unearned compensation	—	—	—	2,127	—	—	2,127
Net income	—	—	—	—	—	13,650	—
Other comprehensive income (loss)
Foreign currency translation adjustment	—	—	—	—	(274)	—	—
Unrealized gain on securities	—	—	—	—	225	—	—
Comprehensive income	—	—	—	—	—	—	13,601

Balance, September 30, 2000	21,613	87,419	(469)	(3,061)	(52)	3,848	87,685
Exercise of stock options by employees	608	642	—	—	—	—	642
Exercise of stock warrants	9	—	—	—	—	—	—
Issuance of stock under employee stock purchase plan	154	1,667	—	—	—	—	1,667
Repurchase of common stock	(30)	(1,082)	—	—	—	—	(1,082)
Issuance of common stock and warrants to Nokia (net of issuance costs of $1.75 million)	2,466	34,928	—	—	—	—	34,928
Payment on note receivable from stockholder for exercise of stock options	—	—	188	—	—	—	188
Cancellation of unvested stock options from stockholder	(56)	(281)	281	—	—	—	—
Unearned compensation on stock option grants	—	100	—	(100)	—	—	—
Amortization of deferred compensation	—	—	—	2,625	—	—	2,625
Net loss	—	—	—	—	—	(30,790)	—
Other comprehensive income (loss)
Foreign currency translation adjustment	—	—	—	—	(27)	—	—
Unrealized gain on securities	—	—	—	—	652	—	—
Comprehensive loss	—	—	—	—	—	—	(30,165)

Balance, September 30, 2001	24,764	123,393	—	(536)	573	(26,942)	96,488
Exercise of stock options by employees	765	3,752	—	—	—	—	3,752
Issuance of stock under employee stock purchase plan	201	1,731	—	—	—	—	1,731
Amortization of deferred compensation	—	—	—	443	—	—	443
Net loss	—	—	—	—	—	(8,610)	—
Other comprehensive income (loss)
Foreign currency translation adjustment	—	—	—	—	(285)	—	—
Unrealized gain on securities	—	—	—	—	166	—	—
Comprehensive loss	—	—	—	—	—	—	(8,729)

Balance, September 30, 2002	25,730	$128,876	—	$(93)	$454	$(35,552)	$93,685

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30

	2002	2001	2000

Operating activities
Net income (loss)	$(8,610)	$(30,790)	$13,650
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Restructuring charges	2,771	975	—
Provisions for asset write downs	1,090	345	1,377
Provision for inventory write downs	325	4,019	—
Realized (gain) loss on sale of assets	1	(92)	—
Realized loss on sale of investments	74	—	—
Unrealized gain on investments	—	111	247
Amortization of unearned compensation	443	2,625	2,127
Provision for doubtful accounts and sales returns	6,181	15,310	2,876
Depreciation and amortization	5,612	5,348	2,335
Deferred income taxes	—	3,398	(3,398)
Tax benefit from exercise of stock options	—	—	4,900
Changes in operating assets and liabilities:
Accounts receivable	(4,595)	423	(30,715)
Inventories	1,899	790	(5,639)
Other current assets	1,091	(5,422)	—
Other assets	51	(728)	(1,621)
Accounts payable and accrued liabilities	154	(3,018)	11,940
Deferred revenue	3,018	(5,127)	11,769

Net cash provided by (used in) operating activities	9,505	(11,833)	9,848

Investing activities
Purchase of investments	(104,975)	(81,464)	(70,133)
Sale of investments	95,481	64,839	42,745
Investment in restricted cash	—	—	(2,987)
Proceeds from construction refund	—	851	—
Proceeds from the sale of property and equipment	30	217	—
Purchases of property and equipment	(3,199)	(9,152)	(13,334)

Net cash used in investing activities	(12,663)	(24,709)	(43,709)

Financing activities
Proceeds from secondary public offering, net of issuance costs	—	—	31,475
Proceeds from the issuance of common stock and warrants to Nokia	—	34,928	—
Proceeds from the exercise of stock options and warrants	5,483	2,309	3,328
Proceeds from payments on shareholder loan	—	188	281
Repurchase of common stock	—	(1,082)	—

Net cash provided by financing activities	5,483	36,343	35,084

Net increase in cash and cash equivalents	2,325	(199)	1,223
Effect of exchange rate changes on cash and cash equivalents	155	(16)	(187)
Cash and cash equivalents, at beginning of year	18,321	18,536	17,500

Cash and cash equivalents, at end of year	$20,801	$18,321	$18,536

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of the Company

      F5 Networks, Inc. (the “Company”) provides integrated products and services to manage, control and optimize Internet traffic. The Company’s core products, the BIG-IP® Controller, 3-DNS® Controller, and the BIG-IP Link Controller, help manage traffic to servers and network devices in a way that maximizes availability and throughput. F5’s unique iControlTMArchitecture provides integration and interoperability between its products and also allows its customers to develop integration and operability between the Company’s products and other third party products. The Company’s solutions address many elements required for successful Internet and Intranet business applications, including high availability, high performance, intelligent load balancing, fault tolerance, security and streamlined manageability.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United Sates of America. The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All inter-company transactions have been eliminated in consolidation.

Reclassifications

      Certain reclassifications have been made to prior year balances to conform to the current year presentation. These reclassifications had no impact on previously reported net loss, shareholders’ equity or total assets.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents.

Short-Term Investments

      Investments in securities with maturities of less than one year or where management’s intent is to use the investments to fund current operations are classified as short-term investments. The Company considers its securities as available for sale, which are reported at fair value with the related unrealized gains and losses included as a component of shareholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2002
Corporate bonds and notes	$33,500	$123	$—	$33,623
Municipal bonds and notes	16,900	—	—	16,900
US Government securities	9,000	9	—	9,009

	$59,400	$132	$—	$59,532

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2001
Corporate bonds and notes	$18,004	$2	$(44)	$17,962
Municipal bonds and notes	33,500	—	—	33,500

	$51,504	$2	$(44)	$51,462

Long-Term Investments

      Long-term investments consist of an investment in Artel Solutions Group Holdings Limited (“Artel.”) In December of 2001, the Company purchased, from a third-party, approximately 16 million shares of common stock of Artel, which represents an approximate 1% ownership percentage. Artel is one of the Company’s distribution partners in the Asia Pacific Region. The Company paid approximately $1.31 million for the shares, which represented the then fair value of Artel’s common stock as traded on the Hong Kong Stock Exchange. The investment is considered available for sale and is included in long-term investments on the balance sheet. As of September 30, 2002 unrealized gains of $36,000 were reflected as a component of comprehensive income based on changes in the fair value of the common stock.

Concentration of Credit Risk

      The Company deposits its cash and cash equivalents with five major financial institutions. The Company has not experienced any losses on its cash and cash equivalents. The Company invests its excess cash in accordance with its investment policy, which is approved by the Board of Directors and reviewed periodically to minimize credit risk.

      The Company’s customers are from diverse industries and geographic locations. Net revenues from international customers are primarily denominated in U.S. Dollars and were approximately $34.8 million, $35.0 million, and $20.6 million for the years ended September 30, 2002, 2001, and 2000, respectively. During fiscal 2002 and 2001 no single reseller or customer exceeded 10% of the Company’s net revenue or accounts receivable balance. During fiscal 2000, one of the Company’s resellers, Exodus Communications, accounted for 14% of net revenue and 8% of the Company’s accounts receivable balance. The Company does not require collateral to support credit sales. Allowances are maintained for potential credit losses and sales returns.

Inventories

      Inventories consist of hardware and related component parts and are recorded at the lower of cost or market (as determined by the first-in, first-out method).

      We outsource the manufacturing of our pre-configured hardware platforms to a contract manufacturer, Solectron, who assembles each product to our specifications. Our agreement with Solectron allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cancellation outside of applicable lead times. For any product inventory carried by Solectron beyond 30 days, Solectron will charge us a monthly carrying fee of 1.5% of the inventory’s carrying value. We have the option to purchase inventory held by Solectron beyond 30 days to avoid incurring the related carrying charges. As of September 30, 2002, we were committed to purchase approximately $2.1 million of inventory. As protection against component shortages and to provide replacement parts for our service teams, we also stock limited supplies of certain key components for our products.

Restricted Cash

      Restricted cash represents an escrow account established in connection with a lease agreement for the Company’s corporate headquarters. Under the terms of the lease, a $6.0 million certificate of deposit is required through November 2012, unless the lease is terminated prior to that date.

Property and Equipment

      Property and equipment is stated at cost. Depreciation of property and equipment and amortization of capital leases are provided on the straight-line method over the estimated useful lives of the assets ranging from two to five years. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the improvements. The cost of normal maintenance and repairs is charged to expense as incurred and expenditures for major improvements are capitalized at cost. Gains or losses on the disposition of assets in the normal course of business are reflected in the results of operations at the time of disposal.

Software Development Costs

      Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of each product. The establishment of technological feasibility and the on-going assessment of recoverability of costs require considerable judgment by the Company with respect to certain internal and external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in hardware and software technology. The Company amortizes capitalized software costs using the straight-line method over the estimated economic life of the product, generally three years. During the years ended September 30, 2002 and 2001, the Company capitalized $392,000 and $327,000 of software development costs, generally representing labor costs. Related amortization costs of $225,000 were recorded in fiscal 2002.

Impairment of Long-Lived Assets

      The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Revenue Recognition

      The Company recognizes revenue in accordance with the guidance provided under Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists,” SEC Staff Accounting Bulleting (SAB)No. 101, “Revenue Recognition in Financial Statements,” Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions.”

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

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following presents revenues by shipment destination for the years ended 2002, 2001 and 2000 (in thousands):

	Year Ended September 30

	2002	2001	2000

United States	$73,458	$72,406	$88,047
Europe	13,990	10,004	7,029
Asia Pacific	20,818	24,957	13,569

	$108,266	$107,367	$108,645

Warranties

      The Company generally offers warranties between 90 days and one year depending on whether it relates to hardware or software. Estimated future warranty obligations related to products are provided by charges to operations in the period in which the related revenue is recognized. These estimates are based on historical warranty experience and other relevant information of which the Company is aware. During the years ended September 30, 2002, 2001 and 2000 warranty expense was $1.6 million, $0.4 million and $2.3 million, respectively.

Advertising

      Advertising costs are expensed as incurred and totaled approximately $1.5 million for each of the years ended September 30, 2002, 2001 and 2000.

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

Foreign Currency Translation

      The financial statements of all majority owned subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation.” Under the provisions of this Statement, all assets and liabilities in the balance sheet of the subsidiaries are translated at year-end exchange rates, and translation gains and losses are reported as a component of comprehensive income (loss) and are accumulated in a separate component of shareholders’ equity. Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

denominated in currencies other than the functional currency, including US dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period of exchange. A transaction gain of $15,000 was realized in the fiscal year ended September 30, 2002. Transaction losses of $139,000 and $84,000 were charged to operations for the fiscal years ended September 30, 2001, and 2000 respectively.

Comprehensive Income (Loss)

      Comprehensive income (loss) is the change in equity from transactions and other events and circumstances other than those resulting from investments by shareholders and distributions to shareholders. For the Company, this includes foreign currency translation and unrealized gains and losses on investments. The Company has included the components of comprehensive income (loss) within the accompanying consolidated statements of shareholders’ equity.

Stock-Based Compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” FASB Interpretation No. 44 (“FIN No. 44”) “Accounting for Certain Transactions Involving Stock Compensation,” and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the deemed fair value of the Company’s stock and the exercise price of the option. The unearned compensation is being amortized in accordance with Financial Accounting Standards Board Interpretation No. 28 on an accelerated basis over the vesting period of the individual options. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations.

Fair Value of Financial Instruments

      For certain financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, recorded amounts approximate market value, due to the short maturities of these instruments.

Earnings per Share

      Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. For fiscal years 2002 and 2001 in which the Company incurred a net loss, dilutive common stock equivalent shares are excluded from the calculation as their impact would have been antidilutive. Diluted earnings per share would have been reduced by the calculated effect of outstanding stock options of 1,890,902 and 1,533,386 for fiscal 2002 and 2001, respectively.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Year Ended September 30

	2002	2001	2000

Numerator
Net income (loss)	$(8,610)	$(30,790)	$13,650

Denominator
Weighted average shares outstanding — basic	25,323	22,644	21,137
Dilutive effect of common shares from stock options	—	—	1,918
Dilutive effect of common shares from warrants	—	—	11

Weighted average shares outstanding — diluted	25,323	22,644	23,066

Basic net income (loss) per share	$(0.34)	$(1.36)	$0.65

Diluted net income (loss) per share	$(0.34)	$(1.36)	$0.59

Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” FASB 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction or development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The adoption of this standard did not have an impact on our financial statements.

      In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The adoption of this standard did not have an impact on our financial statements.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our financial statements.

3.     Inventories

      Inventories consist of the following (in thousands):

	Year Ended
	September 30

	2002	2001

Finished goods	$324	$3,283
Raw materials	316	1,347
Reserve for excess inventory	(291)	(2,028)

	$349	$2,602

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the second quarter of fiscal 2002, we began to outsource the manufacturing of our pre-configured, hardware platforms to a single contract manufacturer, Solectron. Our agreement allows Solectron to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase component inventory that our contract manufacturer procures in accordance with the forecast, unless we give notice of order cancellation outside of applicable lead times. For any completed product inventory carried by Solectron beyond 30 days, Solectron will charge us a monthly carrying fee of 1.5%. Alternatively, we have the option to purchase inventory held by Solectron beyond 30 days to avoid incurring related carrying charges. As of September 30, 2002, we were committed to purchase approximately $2.1 million of such inventory over the next few months. As protection against component shortages and to provide replacement parts for our service teams, we also stock limited supplies of certain key components for our products.

4.     Property and Equipment

      Property and equipment consist of the following (in thousands):

	Year Ended
	September 30

	2002	2001

Computer equipment	$11,692	$9,934
Office furniture and equipment	5,276	5,782
Leasehold improvements	7,417	7,227

	24,385	22,943
Accumulated depreciation and amortization	(12,174)	(7,447)

	$12,211	$15,496

      Depreciation and amortization expense was approximately $5.4 million, $5.3 million, and $2.3 million for the years ended September 30, 2002, 2001 and 2000, respectively.

5.     Accrued Liabilities

      Accrued liabilities consist of the following (in thousands):

	Year Ended
	September 30

	2002	2001

Accrued payroll and benefits	$6,871	$5,066
Accrued sales and marketing	1,364	705
Accrued restructuring charges	1,076	—
Income taxes	873	1,064
Other	3,362	4,682

	$13,546	$11,517

6.     Restructuring Charges

      During the third quarter of fiscal 2002, we recorded a restructuring charge of approximately $2.8 million in connection with management’s decision to exit the cache appliance business. As a result of changes in the business, we wrote-down certain assets, consolidated operations and terminated 47 employees throughout all divisions of the Company. In July 2002, all identified employees had been notified and terminated resulting in

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an additional charge of $503,000 related to employee separation costs. The following summarizes our restructuring charges (in thousands):

	Charges for the		Cash	Balance at
	Quarter Ended		Payments and	September 30,
	June 30, 2002	Additional Charges	Write-offs	2002

Excess facilities	$1,000	$—	$—	$1,000
Asset impairments	1,560	—	(1,560)	—
Employee separation costs	—	503	(503)	—
Other	211		(135)	76

	$2,771	$503	$(2,198)	$1,076

7.     Income Taxes

      Income (loss) before income taxes consists of the following (in thousands):

	Year Ended September 30

	2002	2001	2000

U.S.	$(7,413)	$(25,900)	$17,976
International	(708)	(795)	(2,221)

	$(8,121)	$(26,695)	$15,755

      The provision for income taxes consists of the following (in thousands):

	Year Ended
	September 30

	2002	2001

Current
U.S. federal	$—	$33
State	22	50
Foreign	467	614

Total	489	697
Deferred
U.S. federal	—	3,227
State	—	171
Foreign	—	—

Total	—	(3,398)

	$489	$4,095

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effective tax rate differs from the U.S. federal statutory rate as follows (in thousands):

	Year Ended September 30

	2002	2001	2000

Income tax provision at statutory rate	$(2,843)	$(9,343)	$5,514
State taxes, net of federal benefit	(269)	(526)	409
Impact of international operations	259	105	308
Research and development & other credits	(1,099)	(653)	(1,315)
Impact of stock option compensation	(1,039)	—	(450)
Other	80	(33)	1,037
Change in valuation allowance	5,400	14,545	(3,398)

	$489	$4,095	$2,105

      The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended September 30

	2002	2001	2000

Deferred tax assets
Net operating loss carryforwards	$17,478	$12,333	$4,884
Exercise of stock options	—	694	278
Allowance for doubtful accounts	1,961	2,408	617
Accrued compensation and benefits	471	407	276
Inventories and related reserves	487	1,067	—
Other accruals and reserves	1,630	1,283	539
Depreciation	1,011	544	158
Tax credit carryforwards	3,291	2,193	1,540

	26,329	20,929	8,292
Valuation allowance	(26,329)	(20,929)	(4,884)

	—	—	3,408
Deferred tax liabilities
Deductible prepaid expenses and other	—	—	(10)

Net deferred tax assets	$—	$—	$3,398

      The Company’s deferred tax assets include net operating loss carry forwards of approximately $48.5 million; $40.4 million related to U.S. operations and $8.1 million related to U.K. operations. The U.S. net operating loss carry forwards will begin to expire in fiscal year 2011 through 2022. The U.K. net operating loss carries forward indefinitely. The Company also has R&E Credit carry forwards which will begin to expire in fiscal year 2011 through 2022.

8.     Shareholders’ Equity

a.	Public Offerings

      In June 1999, the Company issued 2,860,000 shares of common stock at an initial public offering price of $10.00 per share. The net proceeds to the Company from the offering, net of offering costs of approximately $3.1 million were approximately $25.5 million. Concurrent with the initial public offering, each outstanding share or the Company’s convertible preferred stock was automatically converted into common stock.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In October 1999, the Company issued 500,000 shares of common stock in a secondary public offering at a price of $67.00 per share. The net proceeds to the Company, net of offering costs of approximately $350,000, were approximately $31.5 million.

b.	Nokia Private Placement of Common Stock and Warrants

      On June 26, 2001, the Company entered into a Common Stock and Warrant Purchase Agreement with Nokia Finance International B.V. (“NFI”). Under this Agreement, the Company issued and sold to NFI (i) 2,466,421 shares of Common Stock and (ii) warrants (the “Warrants”) to purchase additional shares of common stock. The Company received total proceeds of $34.9 million, net of $1.75 million of issuance costs from the sale of these shares and the Warrants. The Warrants allow NFI to purchase additional shares of common stock to increase its ownership percentage in the Company (up to a maximum of one share less than 20%) during three ten business day periods beginning on December 31, 2001, June 30, 2002 and December 31, 2002, at an exercise price equal to the average 10-day closing price before the start of each period. As of the date of this filing, NFI has not purchased additional shares.

      The Company recorded the issuance of the common stock and Warrants by allocating the net proceeds to the Common Stock and the Warrants, based upon their relative fair values at the date of issuance. The fair value of the Warrants was determined to be $1.7 million based on an independent valuation. Based upon the relative fair value at the date of issuance, the amount of net proceeds allocated to the Warrants and included as a component of common stock was $1.6 million. The amount allocated to the common stock was $33.3 million.

      NFI has also signed a two-year OEM license and reseller agreement that gives them access to all of the Company’s internet traffic management products. Nokia may resell the Company’s products and integrate the Company’s software as part of its product offering.

c.	Warrants

      In February 1999, the Company issued a warrant to purchase up to 12,500 shares of the Company’s common stock at $8.00 per share to a certain customer in conjunction with a sale of products. The warrant was exercised in October 2000.

d.	Equity Incentive Plans

      In January 1997, Company’s shareholders approved the Amended and Restated 1996 Stock Option Plan (the “1996 Employee Plan”) that provides for discretionary grants of non-qualified and incentive stock options for employees and other service providers, and the Amended and Restated Directors’ Nonqualified Stock Option Plan (the “1996 Directors’ Plan”), which provides for automatic grants of non-qualified stock options to eligible non-employee directors. A total of 2,600,000 shares of common stock have been reserved for issuance under the 1996 Employee Plan and the 1996 Directors’ Plan. Employees’ stock options typically vest over a period of four years from the grant date; director options typically vest over a period of three years from the grant date. All options under the 1996 Employee Plan and the 1996 Directors’ Plan expire 10 years after the grant date. All outstanding, unvested options under the 1996 Employee Plan and the 1996 Director’s Plan vest in full upon a change in control of the Company. The Company does not intend to grant any additional options under either of these Plans. As of September 30, 2002 there were options to purchase 546,739 shares outstanding and 33,430 shares available for awards under the 1996 plan.

      In November 1998, the Company’s shareholders adopted the 1998 Equity Incentive Plan (the “1998 Plan”), which provides for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses for employees and other service providers. A total of 5,300,000 shares of common stock have been reserved for issuance under the 1998 Plan. Stock options granted under this plan typically vest over a period of four years from the grant date, and expire 10 years from the grant date. The Company has not granted any stock purchase awards or stock bonuses under the 1998 Plan. Upon certain changes in control of

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company, the surviving entity will either assume or substitute all outstanding options or stock awards under the 1998 Plan. If the surviving entity determines not to assume or substitute such options or awards, then with respect to persons whose service with the Company or an affiliate of the Company has not terminated before a change in control, the vesting of 50% of these options or stock awards (and the time during which these awards may be exercised) will accelerate and the options or awards terminated if not exercised before the change in control. As of September 30, 2002 there were options to purchase 3,558,375 shares outstanding and 962,706 shares available for awards under the 1998 plan.

      In July 2000, the Company’s Board of Directors adopted the 2000 Employee Equity Incentive Plan (the “2000 Plan”), which provides for discretionary grants of non-qualified stock options, stock purchase awards and stock bonuses for non-executive employees and other service providers. A total of 3,500,000 shares of common stock have been reserved for issuance under the 2000 Plan. Stock options granted under this plan typically vest over a period of four years from the grant date, and expire 10 years from the grant date. The Company has not granted any stock purchase awards or stock bonuses under the 2000 Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding options or stock awards under the 2000 Plan. If the surviving entity determines not to assume or substitute such options or awards, then with respect to persons whose service with the Company or an affiliate of the Company has not terminated before a change in control, the vesting of 50% of these options or stock awards (and the time during which these awards may be exercised) will accelerate and the options or awards will be terminated if not exercised before the change in control. As of September 30, 2002 there were options to purchase 2,730,736 shares outstanding and 623,126 shares available for awards under the 2000 plan.

      In July 2000, the Company’s Board of Directors adopted two nonqualified stock option plans (the “McAdam Plans”) in connection with hiring John McAdam, the Company’s President and Chief Executive Officer. The first McAdam Plan provides for a grant of 645,000 non-qualified stock options for Mr. McAdam that vest over a period of four years from the grant date. This grant was cancelled and the plan terminated in fiscal 2002. The second McAdam Plan provides for a grant of 50,000 options. As of September 30, 2002, 50,000 shares had been issued under the second McAdam Plan.

      In October 2000, the Company’s Board of Directors adopted a non-qualified stock option plan in connection with the hiring of Jeff Pancottine, the Company’s Senior Vice President of Marketing and Business Development. This Plan provides for a grant of 200,000 non-qualified stock options for Mr. Pancottine that vest ratably over a period of four years from the grant date. All options under this plan expire 10 years from the grant date. As of September 30, 2002, no remaining shares are available for grant under the plan.

      In May 2001, the Company’s Board of Directors adopted a non-qualified stock option plan in connection with the hiring of Steve Coburn, the Company’s Vice President of Finance and Chief Financial Officer. This plan provides for a grant of 200,000 non-qualified stock options for Mr. Coburn that vest ratably over a period of four years. All options under this plan expire 10 years from the grant date. As of September 30, 2002, no remaining shares are available for grant under the plan.

      The Company applies the provisions prescribed in APB No. 25 and related interpretations in accounting for stock options. In prior years, the Company issued stock options with an exercise price less than the deemed fair value of the Company’s common stock at the date of grant. In fiscal 2002, there were no options issued below fair market value; accordingly no additional compensation costs were recorded. Approximately $0.1 million and $2.0 million of deferred compensation was recorded during fiscal years 2001 and 2000, respectively, and is being amortized over the vesting period of the options, generally four years. Amortization of stock compensation costs of approximately $0.4 million, $2.6 million, and $2.1 million has been recognized as an expense for the years ended September 30, 2002, 2001 and 2000, respectively.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of stock option transactions under all of the Company’s plans is as follows:

		Weighted
		Average
	Outstanding	Exercise Price
	Options	Per Share

Balance at September 30, 1999	2,484,630	$5.05
Options granted	3,979,695	62.52
Options exercised	(668,456)	1.07
Options canceled	(492,598)	69.06

Balance at September 30, 2000	5,303,271	42.69
Options granted	4,662,574	12.59
Options exercised	(607,987)	1.06
Options canceled	(1,446,975)	50.05

Balance at September 30, 2001	7,910,883	27.02
Options granted	2,233,850	12.52
Options exercised	(764,504)	4.91
Options canceled	(2,139,379)	52.67

Balance at September 30, 2002	7,240,850	$17.30

      The weighted-average fair values and weighted-average exercise prices per share at the date of grant for options granted were as follows:

	Year Ended September 30

	2002	2001	2000

Weighted-average fair value of options granted with exercise prices equal to the market value of the stock at the date of grant	$10.06	$10.54	$48.61

Weighted-average exercise price of options granted with exercise prices equal to the market value of the stock at the date of grant	$12.52	$12.40	$63.25

Weighted-average fair value of options granted with exercise prices less than the market value of the stock at the date of grant	$0.00	$27.89	$42.56

Weighted-average exercise price of options granted with exercise prices less than the market value of the stock at the date of grant	$0.00	$29.42	$0.00

      The following table summarizes information about options outstanding at September 30, 2002:

		Weighted Average			Weighted
		Remaining	Weighted Average	Number	Average
Range of	Number of	Contractual Life	Exercise Price	of shares	Exercisable
Exercise Prices	Shares	(in years)	Per Share	Exercisable	Price Per Share

$ 0.05 - $ 5.03	786,115	7.00	$3.04	658,476	$2.72
5.34 - 9.50	2,260,144	8.44	8.12	1,244,221	7.96
9.63 - 33.00	3,214,038	9.05	16.54	857,582	19.41
33.06 - 58.38	799,931	7.78	44.74	464,949	45.14
60.88 - 120.88	180,622	7.28	86.41	125,169	85.86

$ 0.05 - $120.88	7,240,850	8.45	$17.30	3,350,397	$17.93

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999 Employee Stock Purchase Plan

      In May 1999, the board of directors approved the adoption of the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 1,000,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The Purchase Plan has been implemented in a series of offering periods, each 6 months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period.

Pro Forma Information

      Pro forma information regarding net income (loss) is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the minimum value method of that statement for all periods prior to the Company becoming a public entity and fair value method of that statement for all periods subsequent to the Company becoming a public entity. The fair value of each option is estimated at the date of grant using the following weighted-average assumptions:

	Stock Option Plan			Employee Stock Purchase Plan

	Year Ended September 30			Year Ended September 30

	2002	2001	2000	2002	2001	2000

Risk-free interest rate	4.12%	4.81%	6.12%	2.57%	4.49%	5.50%
Expected dividend	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected lives	4.3 years	4.0 years	4.0 years	6 months	6 months	6 months
Expected volatility	99.41%	138.79%	111.87%	99.41%	138.79%	111.87%

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. The Company’s pro forma net income (loss) would have been as follows (in thousands, except per share data):

	Year Ended September 30

	2002	2001	2000

Net income (loss) as reported	$(8,610)	$(30,790)	$13,650
Net income (loss) pro forma	(17,443)	(105,573)	(40,648)
Net income (loss) per share as reported — basic	(0.34)	(1.36)	0.65
Net income (loss) per share as reported — diluted	(0.34)	(1.36)	0.59
Net income (loss) per share pro forma — basic	(0.69)	(4.66)	(1.92)
Net income (loss) per share pro forma — diluted	(0.69)	(4.66)	(1.92)

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies

      Future minimum operating lease payments, net of sublease income, are as follows (in thousands):

	Gross		Net
	Lease	Sublease	Lease
	Payments	Income	Payments

2003	$5,803	$3,048	$2,755
2004	5,567	3,130	2,437
2005	5,399	3,240	2,159
2006	5,576	3,350	2,226
2007	5,472	3,460	2,012
Thereafter	27,532	18,281	9,251

	$55,349	$34,509	$20,840

      Rent expense under non-cancelable operating leases amounted to approximately $4.4 million, $4.8 million, and $1.9 million for the years ended September 30, 2002, 2001, and 2000, respectively.

      In April 2000, the Company entered into a lease agreement on two buildings for corporate headquarters. The lease for both buildings expires in 2012 with an option for renewal. The lease commenced in July 2000 on the first building; and the lease on the second building commenced in October 2000. The second building has been fully subleased until 2012. The Company established a restricted escrow account in connection with this lease agreement. Under the term of the lease, a $6.0 million certificate of deposit is required through November 2012, unless the lease is terminated before then. This amount has been included on the Company’s balance sheet as a component of restricted cash.

      In July and August 2001, a series of putative securities class action lawsuits were filed in United States District Court, Southern District of New York against certain investment banking firms that underwrote the Company’s initial and secondary public offerings, the Company and some of the Company’s officers and directors. These cases, which have been consolidated under In re F5 Networks, Inc. Initial Public Offering Securities Litigation, No. 01 CV 7055, assert that the registration statements for the Company’s June 4, 1999 initial public offering and September 30, 1999 secondary offering failed to disclose certain alleged improper actions by the underwriters for the offerings. The consolidated amended complaint alleges claims against the F5 defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Other lawsuits have been filed making similar allegations regarding the public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants have filed motions to dismiss. We believe that we have meritorious defenses to the lawsuits and will defend ourselves vigorously in the litigation. An unfavorable resolution of the actions could have a material, adverse effect on our business, results of operations or financial condition.

      The company may be subject to additional legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, the Company does not expect that the resolution of the actions could have a material, adverse effect on the business, results of operations or financial condition of the Company.

10.	Related Party Transactions

      In March 1999, the Company issued 150,000 shares of common stock to an officer of the Company in exchange for a note receivable of $750,000. These shares were acquired by exercising stock options that vest over a period of four years. The note bears interest at a rate of 4.83%, is collateralized by the shares, partially guaranteed by the officer and is due in 2003. Under the pledge agreement, the Company has the obligation to repurchase any remaining unvested shares, and the note becomes due upon the officer’s termination. Further,

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the shares may not be transferred until they are vested, and the related portion of the loan is repaid. Total payments of $281,000 and $188,000 were received on the loan in fiscal years 2000 and 2001, respectively. In fiscal 2001, the officer left the company and returned 56,000 unvested shares, which were subsequently cancelled, in full satisfaction of the outstanding balance.

11.	Employee Benefit Plans

      The Company has a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their compensation. The Company may, at its discretion, match a portion of the employees’ eligible contributions. Contributions to the plan during the years ended September 30, 2002, 2001, and 2000 were approximately $950,000, $953,000, and $833,000, respectively. Contributions made by the company vest over four years.

12.     Supplemental Cash Flow Information

      Supplemental cash flow information consists of (in thousands):

	Year Ended September 30

	2002	2001	2000

Non-cash investing and financing activities:
Cancellation of note receivable from shareholder for common stock	$—	$(281)	$—
Deferred compensation for options granted	—	150	2,128
Reduction to deferred compensation due to cancelled stock option grants	—	(50)	(172)
Cash paid for taxes	903	167	12

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Quarterly Results of Operations (unaudited)

      The following tables present our unaudited quarterly results of operations for the eight quarters ended September 30, 2002. You should read the following table in conjunction with our financial statements and related notes included elsewhere in this report. We have prepared this unaudited information on the same basis as the audited financial statements. The following table includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of our operating results for the quarters presented.

	Three Months Ended (in thousands)

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2002	2002	2002	2001	2001	2001	2001	2000

Net Revenues
Products	$20,376	$20,750	$20,782	$20,658	$19,825	$21,298	$19,772	$17,733
Services	6,699	6,315	6,319	6,367	6,741	7,703	7,295	7,000

Total	27,075	27,065	27,101	27,025	26,566	29,001	27,067	24,733

Cost of net revenues
Products	4,046	5,081	5,151	5,963	4,790	7,701	12,663	8,086
Services	2,360	2,504	2,680	2,694	2,535	2,908	3,238	3,584

Total	6,406	7,585	7,831	8,657	7,325	10,609	15,901	11,670

Gross margin	20,669	19,480	19,270	18,368	19,241	18,392	11,166	13,063

Operating expenses
Sales and marketing	13,062	13,256	11,823	12,440	12,287	12,232	12,797	13,451
Research and development	4,312	4,785	4,751	4,137	3,902	4,140	4,549	4,844
General and administrative	3,427	3,049	4,524	4,045	6,814	3,080	4,194	4,688
Restructuring charge	503	2,771	—	—	—	—	(96)	1,071
Amortization of unearned compensation	90	106	114	133	209	245	1,595	576

Total operating expenses	21,394	23,967	21,212	20,755	23,212	19,697	23,039	24,630

Loss from operations	(725)	(4,487)	(1,942)	(2,387)	(3,971)	(1,305)	(11,873)	(11,567)
Other income, net	355	287	273	505	628	323	871	199

Loss before income taxes	(370)	(4,200)	(1,669)	(1,882)	(3,343)	(982)	(11,002)	(11,368)

Provision (benefit) for income taxes	53	146	101	189	8,163	629	(2,260)	(2,437)

Net loss	$(423)	$(4,346)	$(1,770)	$(2,071)	$(11,506)	$(1,611)	$(8,742)	$(8,931)

F5 NETWORKS, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

	Balance at	Charges to			Balance
	beginning	costs and	Charges to		at end
Description	period	expenses	other accounts	Deductions	of period

Year Ended September 30, 2000
Allowance for doubtful accounts	$413	$880	$—	$(435)	$858
Allowance for sales returns	$413	$1,996	$—	$(1,601)	$808
Income tax valuation allowance	$3,314	$—	$2,117	$(547)	$4,884
Year Ended September 30, 2001
Allowance for doubtful accounts	$858	$5,799	$—	$(2,743)	$3,914
Allowance for sales returns	$808	$9,511	$277	$(8,265)	$2,331
Income tax valuation allowance	$4,884	$—	$16,045	$—	$20,929
Year Ended September 30, 2002
Allowance for doubtful accounts	$3,914	$2,889	$—	$(2,967)	$3,836
Allowance for sales returns	$2,331	$3,792	$384	$(4,891)	$1,616
Income tax valuation allowance	$20,929	$—	$5,400	$—	$26,329

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors And Executive Officers of the Registrant

      Information concerning compliance with Section 16 of the Securities Exchange Act is incorporated herein by reference to information appearing in the Company’s Proxy Statement for its annual meeting of shareholders to be held on February 13, 2003, which information appears under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such Proxy Statement will be filed within 120 days of the Company’s last fiscal year-end, September 30, 2002.

Items 11, 12, and 13.

      The information called for by Items 11, 12 and 13 of this Part III is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders to be held on February 13, 2003 and is incorporated herein by reference. The information appears in the Proxy Statement under the captions “Election of Directors,” “Remuneration of Executive Officers,” and “Voting Securities and Principal Holders.” Such Proxy Statement will be filed within 120 days of the Company’s last fiscal year-end, September 30, 2002.

Item 14.     Controls and Procedures

      Within the 90-day period prior to filing this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

      We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as part of this report are as follows:

(1) Consolidated Financial Statements:

See Index to Consolidated Financial Statements included under Item 8 in Part II of this Form 10-K.

(2) Exhibits:

Exhibit
Number		Exhibit Description

3.1	—	Second Amended and Restated Articles of Incorporation of the Registration(1)
3.2	—	Amended and Restated Bylaws of the Registrant(1)
4.1	—	Specimen Common Stock Certificate(1)
4.2	—	Common Stock Purchase Warrant issued to Nokia Finance International B.V.(3)
10.1	—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(1)
10.2	—	1998 Equity Incentive Plan(1)
10.3	—	Form of Option Agreement under the 1998 Equity Incentive Plan(1)
10.4	—	1999 Employee Stock Purchase Plan(1)
10.5	—	Amended and Restated Directors’ Nonqualified Stock Option Plan(1)
10.6	—	Form of Option Agreement under the Amended and Restated Directors’ Nonqualified Stock Option Plan(1)
10.7	—	Amended and Restated 1996 Stock Option Plan(1)
10.8	—	Form of Option Agreement under the Amended and Restated 1996 Stock Option Plan(1)
10.9	—	1999 Non-Employee Directors’ Stock Option Plan(1)
10.10	—	Form of Option Agreement under 1999 Non-Employee Directors’ Stock Option Plan(1)
10.11	—	NonQualified Stock Option Agreement between John McAdam and the Company dated July 24, 2000(5)
10.12	—	NonQualified Stock Option Agreement between John McAdam and the Company dated July 24, 2000(5)
10.13	—	Office Lease Agreement dated July 31, 1999, between Registrant and 401 Elliott West LLC(2)
10.14	—	Agreement dated February 19, 1999, between the Registrant and Steven Goldman(1)
10.15	—	Investor Rights Agreement dated August 21, 1998, between Registrant and certain holders of the Registrant’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock(1)
10.16	—	Common Stock and Warrant Purchase Agreement dated June 26, 2001 between the Company and Nokia Finance International B.V.(3)
10.17	—	Investor’s Rights Agreement dated June 26, 2001 between the Company and Nokia Finance International B.V.(3)
10.18	—	Sublease Agreement dated March 30, 2001 between the Company and Cell Therapeutics, Inc.(3)
10.19	—	2000 Employee Equity Incentive Plan(4)
10.20	—	Form of Option Agreement under the 2000 Equity Incentive Plan(6)
10.21	—	NonQualified Stock Option Agreement between Jeff Pancottine and the Company dated October 23, 2000(4)
10.22	—	NonQualified Stock Option Agreement between Steve Coburn and the Company dated May 29, 2001(6)
23.1*	—	Consent of PricewaterhouseCoopers LLP, Independent Accountants
99.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(2)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-86767.

(3)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(4)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-51878.

(5)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2000.

(6)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2001.

      (b) Reports on Form 8-K:

      None.

      The Company’s quarterly and annual reports are available, free of charge, on our corporate website www.f5.com as soon as reasonably practicable after such material is filed with the SEC.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F5 NETWORKS, INC.

By:	/s/ JOHN MCADAM

John McAdam
Chief Executive Officer and President

Dated: December 17, 2002

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ JOHN MCADAM John McAdam	Chief Executive Officer, President, and Director (Principal Executive Officer)	December 17, 2002

By:	/s/ STEVEN B. COBURN Steven B. Coburn	Senior Vice President, Chief Financial Officer (Principal Finance and Accounting Officer)	December 17, 2002

By:	/s/ JEFFREY S. HUSSEY Jeffrey S. Hussey	Director	December 17, 2002

By:	/s/ KEITH D. GRINSTEIN Keith D. Grinstein	Director	December 17, 2002

By:	/s/ KARL D. GUELICH Karl D. Guelich	Director	December 17, 2002

By:	/s/ ALAN J. HIGGINSON Alan J. Higginson	Director	December 17, 2002

By:	/s/ KENNY J. FRERICHS Kenny J. Frerichs	Director	December 17, 2002

CERTIFICATIONS

I, John McAdam, certify that:

1)	I have reviewed this annual report on Form 10-K of F5 Networks, Inc.

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN MCADAM

John McAdam
Chief Executive Officer and President

CERTIFICATIONS

I, Steven B. Coburn, certify that:

1)	I have reviewed this annual report on Form 10-K of F5 Networks, Inc.

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

d)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEVEN B. COBURN

Steven B. Coburn
Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

3.1	—	Second Amended and Restated Articles of Incorporation of the Registration(1)
3.2	—	Amended and Restated Bylaws of the Registrant(1)
4.1	—	Specimen Common Stock Certificate(1)
4.2	—	Common Stock Purchase Warrant issued to Nokia Finance International B.V.(3)
10.1	—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(1)
10.2	—	1998 Equity Incentive Plan(1)
10.3	—	Form of Option Agreement under the 1998 Equity Incentive Plan(1)
10.4	—	1999 Employee Stock Purchase Plan(1)
10.5	—	Amended and Restated Directors’ Nonqualified Stock Option Plan(1)
10.6	—	Form of Option Agreement under the Amended and Restated Directors’ Nonqualified Stock Option Plan(1)
10.7	—	Amended and Restated 1996 Stock Option Plan(1)
10.8	—	Form of Option Agreement under the Amended and Restated 1996 Stock Option Plan(1)
10.9	—	1999 Non-Employee Directors’ Stock Option Plan(1)
10.10	—	Form of Option Agreement under 1999 Non-Employee Directors’ Stock Option Plan(1)
10.11	—	NonQualified Stock Option Agreement between John McAdam and the Company dated July 24, 2000(5)
10.12	—	NonQualified Stock Option Agreement between John McAdam and the Company dated July 24, 2000(5)
10.13	—	Office Lease Agreement dated July 31, 1999, between Registrant and 401 Elliott West LLC(2)
10.14	—	Agreement dated February 19, 1999, between the Registrant and Steven Goldman(1)
10.15	—	Investor Rights Agreement dated August 21, 1998, between Registrant and certain holders of the Registrant’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock(1)
10.16	—	Common Stock and Warrant Purchase Agreement dated June 26, 2001 between the Company and Nokia Finance International B.V.(3)
10.17	—	Investor’s Rights Agreement dated June 26, 2001 between the Company and Nokia Finance International B.V.(3)
10.18	—	Sublease Agreement dated March 30, 2001 between the Company and Cell Therapeutics, Inc.(3)
10.19	—	2000 Employee Equity Incentive Plan(4)
10.20	—	Form of Option Agreement under the 2000 Equity Incentive Plan(6)
10.21	—	NonQualified Stock Option Agreement between Jeff Pancottine and the Company dated October 23, 2000(4)
10.22	—	NonQualified Stock Option Agreement between Steve Coburn and the Company dated May 29, 2001(6)
23.1*	—	Consent of PricewaterhouseCoopers LLP, Independent Accountants
99.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(2)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-86767.

(3)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(4)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-51878.

(5)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2000.

(6)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2001.