Form 10-Q
period 2002-12-31
F5 NETWORKS INC
filed 2003-02-13
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐ .

The number of shares outstanding of the registrant’s common stock as of January 23, 2003 was 26,051,313.

F5 NETWORKS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended December 31, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

F5 NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited, in thousands except per share amount)

	Three months ended
	December 31,

	2002	2001

Net revenues
Products	$19,501	$20,658
Services	7,555	6,367

Total	27,056	27,025

Cost of net revenues
Products	4,057	5,963
Services	2,161	2,694

Total	6,218	8,657

Gross profit	20,838	18,368

Operating expenses
Sales and marketing	12,759	12,440
Research and development	4,395	4,137
General and administrative	3,350	4,045
Amortization of unearned compensation	66	133

Total	20,570	20,755

Income (loss) from operations	268	(2,387)
Other income, net	462	505

Income (loss) before income taxes	730	(1,882)
Provision for income taxes	210	189

Net income (loss)	$520	$(2,071)

Net income (loss) per share – basic	$0.02	$(0.08)

Weighted average shares – basic	25,883	24,883

Net income (loss) per share – diluted	$0.02	$(0.08)

Weighted average shares – diluted	26,935	24,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

F5 NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31,	September 30,
	2002	2002

ASSETS
Current assets
Cash and cash equivalents	$9,581	$20,801
Short-term investments	52,284	59,532
Accounts receivable, net of allowances of $4,640 and $5,452	19,322	20,404
Inventories	253	349
Other current assets	5,223	4,713

Total current assets	86,663	105,799

Restricted cash	6,000	6,000
Property and equipment, net	11,898	12,211
Long-term investments	23,382	1,346
Other assets, net	967	933

Total assets	$128,910	$126,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,152	$3,685
Accrued liabilities	12,475	13,546
Deferred revenue	14,799	14,058

Total current liabilities	31,426	31,289

Long-term liabilities	1,372	1,315

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding
Common stock, no par value; 100,000 shares authorized, 26,007 and 25,730 shares issued and outstanding	130,663	128,876
Accumulated other comprehensive income	509	454
Unearned compensation	(28)	(93)
Accumulated deficit	(35,032)	(35,552)

Total shareholders’ equity	96,112	93,685

Total liabilities and shareholders’ equity	$128,910	$126,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

F5 NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

	Three months ended
	December 31,

	2002	2001

Operating activities
Net income (loss)	$520	$(2,071)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for asset write downs	—	275
Provision for inventory write downs	—	(43)
Realized gain on sale of assets	(10)	—
Realized gain on sale of investments	(1)	—
Amortization of unearned compensation	66	133
Provision for doubtful accounts and sales returns	445	2,005
Depreciation and amortization	1,351	1,435
Changes in operating assets and liabilities:
Accounts receivable	646	40
Inventories	96	(180)
Other assets	(628)	1,680
Accounts payable and accrued liabilities	(539)	(711)
Deferred revenue	741	782

Net cash provided by operating activities	2,687	3,345

Investing activities
Purchase of investments	(61,637)	(30,037)
Sale of investments	46,828	21,508
Purchases of property and equipment	(954)	(657)
Proceeds from sale of property and equipment	10	—

Net cash used in investing activities	(15,753)	(9,186)

Financing activities
Proceeds from the exercise of stock options and warrants	1,787	1,251

Net cash provided by financing activities	1,787	1,251

Net decrease in cash and cash equivalents	(11,279)	(4,590)
Effect of exchange rate changes on cash and cash equivalents	59	(51)

Cash and cash equivalents, at beginning of period	20,801	18,321

Cash and cash equivalents, at end of period	$9,581	$13,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

F5 NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of Business

F5 Networks provides integrated products and services to manage, control and optimize Internet traffic. Our core products, the BIG-IP® Controller, 3-DNS® Controller, and the BIG-IP Link Controller, help manage traffic to servers and network devices in a way that maximizes availability and throughput. Our unique iControl™ Architecture integrates our products and also allows our customers to integrate them with other third party products. Our solutions address many elements required for successful Internet and Intranet business applications, including high availability, high performance, intelligent load balancing, fault tolerance, security and streamlined manageability. By enhancing Internet performance and availability, our solutions enable our customers and partners to maximize the use of the Internet in their business.

2. Basis of Presentation

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. The condensed consolidated balance sheet as of September 30, 2002 has been derived from the audited consolidated balance sheet as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

3. Short-Term Investments

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

Short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2002
Corporate bonds and notes	$31,694	$89	$(7)	$31,776
Municipal bonds and notes	12,000	—	(1)	11,999
US Government securities	8,500	9	—	8,509

	$52,194	$98	$(8)	$52,284

F5 NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2002
Corporate bonds and notes	$33,500	$123	$—	$33,623
Municipal bonds and notes	16,900	—	—	16,900
US Government securities	9,000	9	—	9,009

	$59,400	$132	$—	$59,532

4. Long-Term Investments

Long-term investments consist of securities with maturities of greater than one year and an investment in Artel Solutions Group Holdings Limited (“Artel.”) In December of 2001, the Company purchased, from a third-party, approximately 16 million shares of common stock of Artel, which represents an approximate 1% ownership percentage. Artel is one of the Company’s distribution partners in the Asia Pacific Region. The investment is considered available for sale and is included in long-term investments on the balance sheet. Unrealized gains and losses are reflected as a component of comprehensive income based on changes in the fair value of the security.

Long-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2002
Corporate bonds and notes	$14,015	$5	$(57)	$13,963
US Government securities	8,000	51	—	8,051
Investment in Artel common stock	1,310	58	—	1,368

	$23,325	$114	$(57)	$23,382

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2002
Investment in Artel common stock	$1,310	$36	$—	$1,346

	$1,310	$36	$—	$1,346

5. Inventories

Inventories consist of hardware and related component parts and are recorded at the lower of cost or market (as determined by the first-in, first-out method). Inventories consist of the following (in thousands):

	December 31,	September 30,
	2002	2002

Raw materials	$160	$316
Finished goods	195	324
Reserve for excess inventory	(102)	(291)

	$253	$349

We outsource the manufacturing of our pre-configured hardware platforms to a contract manufacturer, Solectron, who assembles each product to our specifications. Our agreement with Solectron allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation outside of applicable lead times. For any product inventory carried by Solectron beyond 30 days, Solectron will charge us a monthly carrying fee of 1.5% of the inventory’s carrying value. We have the option to purchase inventory held by Solectron beyond 30 days to avoid incurring the related carrying charges. As of December 31, 2002, we were committed to purchase approximately $0.9 million of inventory. As protection against component shortages and to provide replacement parts for our service teams, we also stock limited supplies of certain key components for our products.

6. Comprehensive Income (Loss)

The following reconciles net income (loss) to comprehensive income (loss) (in thousands):

	Three months ended
	December 31,

	2002	2001

Net income (loss)	$520	$(2,071)
Unrealized gain (loss) on investments	(22)	51
Foreign currency translation adjustment	76	(184)

Comprehensive income (loss)	$574	$(2,204)

7. Net Income (Loss) Per Share

Basic net income (loss) per share has been computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

The following sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Three months ended
	December 31,

	2002	2001

Numerator
Net income (loss)	$520	$(2,071)

Denominator
Weighted average shares – basic	25,883	24,883
Dilutive effect of common shares from stock options	1,052	—
Dilutive effect of common shares from warrants	—	—

Weighted average shares – diluted	26,935	24,883

Net income (loss) per share – basic	$0.02	$(0.08)

Net income (loss) per share – diluted	$0.02	$(0.08)

For the three months ended December 31, 2002, 4.0 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. For the three months

F5 NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

ended December 31, 2001 in which the Company incurred a net loss, dilutive common stock equivalent shares are excluded from the calculation as their impact would have been antidilutive. Diluted earnings per share would have been reduced by the calculated effect of approximately 2.3 million outstanding stock options for the three months ended December 31, 2001.

8. Restructuring Charge

During the third quarter of fiscal 2002, we recorded restructuring charges of approximately $3.3 million in connection with management’s decision to exit the cache appliance business. As a result of discontinuing this line of business and other changes in the overall business, the Company wrote-down certain assets, consolidated operations, and terminated 47 employees throughout all divisions of the Company. As of September 30, 2002, total cash payments and write-offs of approximately $2.2 million had been recorded. The following summarizes our remaining estimated restructuring charges (in thousands):

	Balance at			Balance at
	September 30,	Additional	Cash Payments	December 31,
	2002	Charges	and Write-offs	2002

Excess facilities	$1,000	$—	$—	$1,000
Other	76	—	—	76

	$1,076	$—	$—	$1,076

9. Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized and measured at fair value when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 19, 2002. Our discussion contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, based upon current expectations. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. Because these forward-looking statements involve risks and uncertainties, our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and “Business” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, and elsewhere in this report.

	Three months ended
	December 31,

Net Revenues (unaudited, in thousands)	2002	2001

Net revenues
Products	$19,501	$20,658
Services	7,555	6,367

Total	$27,056	$27,025

Percent of net revenues
Products	72.1%	76.4%
Services	27.9	23.6

Total	100.0%	100.0%

Net revenues. Total net revenues were $27.1 million for the three months ended December 31, 2002, consistent with the $27.0 million for the same period in the prior year. Product revenues decreased by 5.6% to $19.5 million for the three months ended December 31, 2002 from $20.7 million for the same period in the prior year. This decrease is primarily due to weakness in the Japan and Asia markets. Services revenues increased by 18.7% to $7.6 million for the three months ended December 31, 2002 from $6.4 million for the same period in the prior year. The increase in services revenues is due primarily to growth in the number of customers renewing their original service maintenance contracts. Going forward we expect services revenues will continue to represent a significant portion of total net revenues.

International revenues represented approximately 30.4% and 34.9% of total net revenues for the three months ended December 31, 2002 and 2001, respectively. This decrease in international revenues is primarily due to lower sales in Japan and Asia. We expect international revenues will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of total net revenues will remain at current levels.

Sales of our BIG-IP products represented 82.2% and 85.0% of product revenues (excluding service revenues) for the three months ended December 31, 2002 and 2001, respectively. The decreased percentage of BIG-IP revenue is primarily attributed to an increase in the percentage of revenues generated from the sale of additional hardware options such as SSL cards and licenses. We expect to derive a significant portion of our product revenues from sales of BIG-IP in the future.

One of our distributors accounted for 11.7% of our total net revenues and 13.7% of our accounts receivable for the three months ended December 31, 2002. No individual customer represented more than 10% of our total net revenues or accounts receivable for the three months ended December 31, 2001.

	Three months ended
	December 31,

Gross margin (unaudited, in thousands)	2002	2001

Cost of net revenues
Products	$4,057	$5,963
Services	2,161	2,694

Total	6,218	8,657

Gross margin	$20,838	$18,368

Cost of net revenues (as a percentage of related revenue)
Products	20.8%	28.9%
Services	28.6	42.3

Total	23.0	32.0

Gross margin	77.0%	68.0%

Cost of product revenues. Cost of product revenues decreased by 32.0% to $4.1 million for the three months ended December 31, 2002 from $6.0 million for the same period in the prior year and decreased as a percentage of product revenues to 20.8% from 28.9% for the same periods. The decrease is primarily due to lower manufacturing and warranty costs, component costs, and overall material costs resulting from engineering improvements in the design of our products. Certain of our components are subject to significant price fluctuations based on market supply and demand. In the future component pricing may increase significantly due to limited supply and may have a negative impact on our gross margin.

Cost of service revenues. Cost of service revenues decreased by 19.8% to $2.2 million for the three months ended December 31, 2002 from $2.7 million for the same period in the prior year. Cost of service revenues decreased as a percentage of service revenues to 28.6% from 42.3% for the same periods. The decrease primarily relates to improved operational efficiencies and a decrease in personnel and related costs. In the future we expect to increase our cost of service revenues to support new customers and the increasing install base of our application traffic management products.

	Three months ended
	December 31,

	2002	2001

Operating expenses (unaudited, in thousands)
Sales and marketing	$12,759	$12,440
Research and development	4,395	4,137
General and administrative	3,350	4,045
Amortization of unearned compensation	66	133

Total operating expenses	$20,570	$20,755

Operating expenses (as a percentage of revenue)
Sales and marketing	47.2%	46.0%
Research and development	16.2	15.3
General and administrative	12.4	15.0
Amortization of unearned compensation	0.2	0.5

Total operating expenses	76.0%	76.8%

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related benefits of our sales and marketing staff, costs of our marketing programs, including public relations, advertising and trade shows and an allocation of our facilities and depreciation expenses. Sales and marketing expenses increased by 2.6% to $12.8 million for the three months ended December 31, 2002 from $12.4 million for the same period in the prior year. This increase is primarily due to higher payroll and related personnel costs.

Research and development. Research and development expenses consist primarily of salaries and related benefits for our product development personnel and an allocation of our facilities and depreciation expenses. Research and development expenses increased by 6.2% to $4.4 million for the three months ended December 31, 2002 from $4.1 million for the three months ended December 31, 2001. This increase is primarily due to an increase in payroll and related costs and expenses related to the development of new products. We expect to continue to increase research and development expenses as our future success is dependent on the continued enhancement of our current products and our ability to develop new, technologically advanced products that meet the changing needs of our customers.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, and an allocation of our facilities and depreciation expenses. General and administrative expenses decreased by 17.2% to $3.4 million for the three months ended December 31, 2002 from $4.0 million for the three months ended December 31, 2001. This decrease is primarily due to reductions in professional service fees, facilities costs, and bad debt expenses, partially offset by increased personnel related costs compared to the same period in the prior year.

Amortization of unearned compensation. We have recorded $8.3 million of stock compensation costs since our inception through December 31, 2002. These compensation costs represent the difference between the exercise price and the deemed fair value of certain stock options granted to our employees and outside directors. These stock options generally vest ratably over a four-year period. We are amortizing these compensation costs using an accelerated method as prescribed by FASB interpretation No. 28 (“FIN No. 28”) and recorded stock compensation charges of $0.1 million for the three months ended December 31, 2002 and 2001. As of December 31, 2002, the remaining balance of unearned compensation totaled approximately $28,000.

	Three months ended
	December 31,

	2002	2001

Other income and income taxes (unaudited, in thousands)
Income (loss) from operations	$268	$(2,387)
Other income, net	462	505

Income (loss) before income taxes	730	(1,882)
Provision for income taxes	210	189

Net income (loss)	$520	$(2,071)

Other income and income taxes (as a percentage of revenue)
Income (loss) from operations	1.0%	(8.8)%
Other income, net	1.7	1.9

Income (loss) before income taxes	2.7	(7.0)
Provision for income taxes	0.8	0.7

Net income (loss)	1.9%	(7.7)%

Other income, net. Other income, net, consists primarily of interest income and foreign currency transaction gains and losses. Other income, net decreased 8.5% to $462,000 for the three months ended December 31, 2002 from $505,000 for the three months ended December 31, 2001. This decrease is primarily due to lower foreign currency gains realized in the current quarter compared to the same period in the prior year.

Income taxes. The provision for income tax of $210,000 and $189,000 for the three months ended December 31, 2002 and 2001, respectively, primarily relates to foreign income taxes associated with our international operations. The Company has a valuation allowance to offset U.S. deferred tax assets in accordance with the provisions of FAS 109. The Company reported net income during the first quarter of fiscal 2003. In the event the Company maintains profitability in future reporting periods management will continue to evaluate the realizability of the Company’s U.S. deferred tax assets. If it is determined that it is more likely than not that the U.S. deferred tax assets are recoverable, the valuation allowance will be reversed in a future reporting period.

Financial Condition

Cash and cash equivalents, short-term investments and long-term investments totaled $85.2 million as of December 31, 2002. Working capital was $55.3 million and $74.5 million for the three months ended December 31, 2002 and 2001, respectively. This decrease in working capital was the result of a transfer of cash and short-term investments to long-term investments. In December 2002, we invested approximately $22.0 million in securities with maturities greater than one year, which are classified as long-term investments. Consistent with our investment policy the average maturity of our investments is less than one year with no individual security having a maturity exceeding two years.

Cash flow from operations was $2.7 million for the three months ended December 31, 2002 compared to $3.3 million for the three months ended December 31, 2001. Cash flow from operations in the first quarter of fiscal 2002 resulted primarily from net income from operations combined with changes in operating assets and liabilities, as adjusted for various non-cash changes including a provision for doubtful accounts, and depreciation and amortization charges. Cash used in investing activities was $15.8 million for the three months ended December 31, 2002 compared to $9.2 million for the same period in the prior year. Cash used in each of the quarterly periods were primarily due to the purchase of investments and property and equipment, partially offset by the sale of investments. Cash provided by financing activities for the three months ended December 31, 2002 was $1.8 million compared to $1.3 million for the same period in the prior year. Our financing activities relate to cash received from the exercise of employee stock options and stock purchase plan. We believe that our existing cash and investment balances together with cash generated from operations should be sufficient to meet our operating requirements.

In 2001, we entered into a Common Stock and Warrant Purchase Agreement with Nokia Finance International B.V. (“NFI”). Under this Agreement, we issued and sold to NFI (i) 2,466,421 shares of Common Stock and (ii) warrants (the “Warrants”) to purchase additional shares of common stock. The Warrants allowed NFI to purchase additional shares of common stock to increase its ownership percentage in the Company (up to a maximum of one share less than 20%) during three ten business day periods beginning on December 31, 2001, June 30, 2002 and December 31, 2002, at an exercise price equal to the average 10-day closing price before the start of each period. NFI did not purchase additional shares and the Warrants have expired.

As of December 31, 2002, our principal commitments consisted of obligations outstanding under operating leases. In 2000, we entered into lease agreements on two buildings for our corporate headquarters. The lease agreements expire in 2012 with an option for renewal. The lease for the second building has been fully subleased through 2012. We established a restricted escrow account in connection with this lease agreement. Under the terms of this lease, a $6.0 million certificate of deposit is required through November 2012, unless the lease is terminated before then. This amount has been included on our balance sheet as a component of restricted cash. Contractual obligations reflected in the following table are net of anticipated sublease income.

Payments Due by Period (in thousands)

		Less than	1-3	4-5	After 5
Obligations	Total	1 year	Years	Years	Years

Net operating leases	$20,480	$2,914	$4,742	$4,110	$8,714

We outsource the manufacturing of our pre-configured hardware platforms to a contract manufacturer, Solectron, who assembles each product to our specifications. Our agreement with Solectron allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation outside of applicable lead times. As of December 31, 2002, we were committed to purchase approximately $0.9 million of such inventory.

Critical Accounting Policies and Estimates

The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We sell products through resellers, original equipment manufacturers (“OEM”) and other channel partners, as well as directly to end users, under similar terms. We recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Product revenues from OEM agreements are recognized based on reporting of sales from the OEM partner. Whenever a software license, hardware, installation and post-contract customer support (“PCS”) elements are combined into a package with a single “bundled” price, a portion of the sales price is allocated to each element of the bundled package based on their respective fair values as determined when the individual elements are sold separately. Revenues from the license of software are recognized when the software has been shipped and the customer is obligated to pay for the software. When rights of return are present and we cannot estimate returns, we recognize revenue when such rights lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes rights to upgrades, when and if available, a limited period of telephone support, updates, and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.

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

Reserve for Warranties. Our warranty reserve is established based on our historical experience and an estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The primary objective of our investment activities is to preserve principal, while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government securities and money market funds. The following table presents the amounts of our cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2002.

	Maturing in (in thousands)

	Three months or	Three months to	Greater than one
	less	one year	year	Total	Fair value

December 31, 2002
Included in cash and cash equivalents	$1,145	—	—	$1,145	$1,145
Weighted average interest rate	1.4%	—	—	—	—
Included in short-term investments	$5,001	$47,283	—	$52,284	$52,284
Weighted average interest rates	1.9%	2.5%	—	—	—
Included in long-term investments	—	—	$22,014	$22,014	$22,014
Weighted average interest rates	—	—	2.2%	—	—

The following sensitivity analysis presents changes in our investment in Artel arising from selected hypothetical changes in the stock price of Artel (in thousands).

		Valuation Given Percentage			Valuation Given Percentage
		Increase in Price			Decrease in Price
	Fair Value at
Investment	December 31, 2002	15%	35%	50%	15%	35%	50%

Artel	$1,368	$1,573	$1,847	$2,052	$1,163	$889	$684

Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. While we have conducted some transactions in foreign currencies during the three months ended December 31, 2002 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant. We have not engaged in foreign currency hedging to date, however we may do so in the future.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) within 90 days of the filing date of this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

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

Reference is made to Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2002, filed December 19, 2002 for descriptions of our legal proceedings. We continue to believe that the resolution of these legal proceedings will not have a material, adverse effect on us and there have been no material developments since our 10-K filing.

Items 2,3,4, and 5 are not applicable and have been omitted.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number	Exhibit Description

3.1	— Second Amended and Restated Articles of Incorporation of the Registration (1)
3.2	— Amended and Restated Bylaws of the Registrant (1)
4.1	— Specimen Common Stock Certificate (1)
4.2	— Common Stock Purchase Warrant issued to Nokia Finance International B.V. (2)
99.1*	— Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(2)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(b)	Reports on Form 8-K:

None.

The Company’s quarterly and annual reports are available, free of charge, on our corporate website www.f5.com as soon as reasonably practicable after such material is filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of February, 2003.

F5 NETWORKS, INC.

By:	/s/ STEVEN B COBURN Steven B. Coburn Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, John McAdam, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of F5 Networks, Inc.

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN MCADAM John McAdam Chief Executive Officer and President

CERTIFICATIONS

I, Steven B. Coburn, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of F5 Networks, Inc.

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEVEN B COBURN Steven B. Coburn Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	— Second Amended and Restated Articles of Incorporation of the Registration (1)
3.2	— Amended and Restated Bylaws of the Registrant (1)
4.1	— Specimen Common Stock Certificate (1)
4.2	— Common Stock Purchase Warrant issued to Nokia Finance International B.V. (2)
99.1*	— Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(2)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.