Form 10-Q
period 2003-03-31
F5 NETWORKS INC
filed 2003-05-15
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No[ ]

The number of shares outstanding of the registrant’s common stock as of April 23, 2003 was 26,369,186.

F5 NETWORKS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2003

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except per share amounts)

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

Net revenues
Products	$20,338	$20,782	$39,839	$41,440
Services	7,679	6,319	15,234	12,686

Total	28,017	27,101	55,073	54,126

Cost of net revenues
Products	4,203	5,151	8,260	11,114
Services	2,275	2,680	4,436	5,374

Total	6,478	7,831	12,696	16,488

Gross profit	21,539	19,270	42,377	37,638

Operating expenses
Sales and marketing	13,061	11,823	25,820	24,263
Research and development	4,886	4,751	9,281	8,888
General and administrative	2,900	4,524	6,250	8,569
Amortization of unearned compensation	5	114	71	247

Total	20,852	21,212	41,422	41,967

Income (loss) from operations	687	(1,942)	955	(4,329)
Other income, net	312	273	774	778

Income (loss) before income taxes	999	(1,669)	1,729	(3,551)
Provision for income taxes	184	101	394	290

Net income (loss)	$815	$(1,770)	$1,335	$(3,841)

Net income (loss) per share – basic	$0.03	$(0.07)	$0.05	$(0.15)

Weighted average shares – basic	26,164	25,203	26,022	25,041

Net income (loss) per share – diluted	$0.03	$(0.07)	$0.05	$(0.15)

Weighted average shares – diluted	27,494	25,203	27,230	25,041

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,	September 30,
	2003	2002

	ASSETS
Current assets
Cash and cash equivalents	$13,520	$20,801
Short-term investments	49,639	59,532
Accounts receivable, net of allowances of $4,327 and $5,452	20,550	20,404
Inventories	496	349
Other current assets	4,628	4,713

Total current assets	88,833	105,799

Restricted cash	6,000	6,000
Property and equipment, net	11,071	12,211
Long-term investments	26,926	1,346
Other assets, net	944	933

Total assets	$133,774	$126,289

	LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,159	$3,685
Accrued liabilities	13,381	13,546
Deferred revenue	15,732	14,058

Total current liabilities	33,272	31,289

Long-term liabilities	1,439	1,315

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding Common stock, no par value; 100,000 shares authorized, 26,357 and 25,730 shares issued and outstanding	133,250	128,876
Accumulated other comprehensive income	52	454
Unearned compensation	(22)	(93)
Accumulated deficit	(34,217)	(35,552)

Total shareholders’ equity	99,063	93,685

Total liabilities and shareholders’ equity	$133,774	$126,289

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended
	March 31,

	2003	2002

Operating activities
Net income (loss)	$1,335	$(3,841)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for asset write downs	—	551
Provision for inventory write downs	—	(13)
Realized (gain) loss on sale of assets	(10)	95
Realized gain on sale of investments	(1)	—
Amortization of unearned compensation	71	247
Provision for doubtful accounts and sales returns	378	3,648
Depreciation and amortization	2,626	2,829
Changes in operating assets and liabilities:
Accounts receivable	(614)	(1,679)
Inventories	(147)	1,670
Other assets	4	729
Accounts payable and accrued liabilities	283	431
Deferred revenue	1,649	592

Net cash provided by operating activities	5,574	5,259

Investing activities
Purchase of investments	(84,883)	(41,048)
Sale of investments	69,073	43,988
Proceeds from sale of property and equipment	10	—
Purchase of property and equipment	(1,309)	(1,525)

Net cash (used in) provided by investing activities	(17,109)	1,415

Financing activities
Proceeds from the exercise of stock options and warrants	4,217	3,485

Net cash provided by financing activities	4,217	3,485

Net (decrease) increase in cash and cash equivalents	(7,318)	10,159
Effect of exchange rate changes on cash and cash equivalents	37	(77)

Cash and cash equivalents, at beginning of period	20,801	18,321

Cash and cash equivalents, at end of period	$13,520	$28,403

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

2.     Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. The consolidated balance sheet as of September 30, 2002 has been derived from the audited consolidated balance sheet as of that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

3.     Short-Term and Long-Term Investments

Investments in securities with maturities of less than one year or where management’s intent is to use the investments to fund current operations are classified as short-term investments. We consider our securities as available-for-sale, which are reported at fair value with the related unrealized gains and losses included as a component of shareholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method.

Long-term investments consist of securities with maturities of greater than one year and an investment in Artel Solutions Group Holdings Limited (“Artel.”) All long-term investments are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reflected as a component of comprehensive income based on changes in the fair value of investment. In December of 2001, we purchased, from a third-party, approximately 16 million shares of common stock of Artel, which represents an approximate 1% ownership percentage. At March 31, 2003, the cost basis of our investment in Artel was $1.3 million and the fair market value was $1.2 million.

4.     Inventories

Inventories consist of hardware and related component parts and are recorded at the lower of cost or market (as determined by the first-in, first-out method). We outsource the manufacturing of our pre-configured hardware platforms to a contract manufacturer who assembles each product to our specifications. Our agreement with the contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation outside of applicable lead times. For any product inventory carried by the contract manufacturer beyond 30 days, the contract manufacturer will charge us a monthly carrying fee of 1.5% of the inventory’s carrying value. We have the option to purchase inventory held by the contract manufacturer beyond 30 days to avoid incurring the related carrying charges. As of March 31, 2003, we were committed to purchase approximately $0.8 million of inventory. As protection against component shortages and to provide replacement parts for our service teams, we also stock limited supplies of certain key components for our products.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.     Comprehensive Income (Loss)

The following reconciles net income (loss) to comprehensive income (loss) (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

Net income (loss)	$815	$(1,770)	$1,335	$(3,841)
Unrealized gain (loss) on investments	(102)	145	(124)	196
Foreign currency translation adjustment	(356)	13	(280)	(171)

Comprehensive income (loss)	$357	$(1,612)	$931	$(3,816)

6.     Net Income (Loss) Per Share

Basic net income (loss) per share has been computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

The following sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

Numerator
Net income (loss)	$815	$(1,770)	$1,335	$(3,841)

Denominator
Weighted average shares – basic	26,164	25,203	26,022	25,041
Dilutive effect of common shares from stock options	1,330	—	1,208	—

Weighted average shares – diluted	27,494	25,203	27,230	25,041

Net income (loss) per share – basic	$0.03	$(0.07)	$0.05	$(0.15)

Net income (loss) per share – diluted	$0.03	$(0.07)	$0.05	$(0.15)

For the three months ended March 31, 2003, approximately 3.9 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. For the three months ended March 31, 2002, in which we incurred a net loss, dilutive common stock equivalent shares are excluded from the calculation as their impact would have been antidilutive. Diluted earnings per share would have been reduced by the calculated effect of approximately 2.3 million outstanding stock options for the three months ended March 31, 2002.

For the six months ended March 31, 2003, approximately 4.0 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. For the six months ended March 31, 2002, in which we incurred a net loss, dilutive common stock equivalent shares are excluded from the calculation as their impact would have been antidilutive. Diluted earnings per share would have been reduced by the calculated effect of approximately 2.2 million outstanding stock options for the six months

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

ended March 31, 2002.

7.     Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” FASB Interpretation No. 44 (“FIN No. 44”) “Accounting for Certain Transactions Involving Stock Compensation,” and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the deemed fair value of our stock and the exercise price of the option. The unearned compensation is being amortized in accordance with Financial Accounting Standards Board Interpretation No. 28 on an accelerated basis over the vesting period of the individual options.

Pro forma information regarding net income (loss) is required by SFAS No. 123, and has been determined as if we had accounted for our stock options under the minimum value method of that statement for all periods prior to us becoming a public entity and fair value method of that statement for all periods subsequent to us becoming a public entity. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Our net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

Net income (loss), as reported	$815	$(1,770)	$1,335	$(3,841)
Add : Stock-based employee compensation expense under APB No. 25 included in reported net income (loss)	5	114	71	247
Deduct : Total stock-based employee compensation expense determined under fair value based methods	5,870	7,472	13,080	(3,972)

Pro forma net loss	$(5,050)	$(9,128)	$(11,674)	$378

Net income (loss) per share :
As reported – basic	$0.03	$(0.07)	$0.05	$(0.15)

Pro forma – basic	$(0.19)	$(0.36)	$(0.45)	$0.02

As reported – diluted	$0.03	$(0.07)	$0.05	$(0.15)

Pro forma – diluted	$(0.19)	$(0.36)	$(0.45)	$0.01

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.     Restructuring Charge

During the third quarter of fiscal 2002, we recorded restructuring charges of approximately $3.3 million in connection with management’s decision to exit the cache appliance business. As a result of discontinuing this line of business and other changes in the overall business, we wrote-down certain assets, consolidated operations, and terminated 47 employees throughout all divisions of the company. As of September 30, 2002, total cash payments and write-offs of approximately $2.2 million had been recorded. The following summarizes our restructuring charges (in thousands):

	Balance at			Balance at
	September 30,	Additional	Cash Payments	March 31,
	2002	Charges	and Write-offs	2003

Excess facilities	$1,000	$—	$—	$1,000
Other	76	—	—	76

	$1,076	$—	$—	$1,076

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

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” which provides guidance for transition to the fair value based method of accounting for stock-based employee compensation and the required financial statement disclosure. The adoption of SFAS No. 148 did not have a material impact on our financial statements and the additional disclosures required are included in the notes to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 19, 2002. Our discussion may contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, based upon current expectations. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. Because these forward-looking statements involve risks and uncertainties, our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and “Business” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, and elsewhere in this report.

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

Net Revenues (unaudited, in thousands)
Net revenues
Products	$20,338	$20,782	$39,839	$41,440
Services	7,679	6,319	15,234	12,686

Total	$28,017	$27,101	$55,073	$54,126

Percentage of net revenues
Products	72.6%	76.7%	72.3%	76.6%
Services	27.4	23.3	27.7	23.4

Total	100.0%	100.0%	100.0%	100.0%

Net revenues. Total net revenues increased by 3.4% to $28.0 million for the three months ended March 31, 2003 from $27.1 million for the same period in the prior year. Total net revenues increased by 1.7% to $55.1 million for the six months ended March 31, 2003 from $54.1 million for the same period in the prior year. The overall increase for the three and six months ended March 31, 2003, is primarily due to the growth in service revenues partially offset by lower product revenues.

Product revenues decreased by 2.1% to $20.3 million for the three months ended March 31, 2003 from $20.8 million for the same period in the prior year. For the six months ended March 31, 2003, product revenues decreased by 3.9% to $39.8 million from $41.4 million for the same period in the prior year. The decrease in product revenues for the three and six months ended March 31, 2003, is primarily due to weakness in the Japan and Asia markets.

Services revenues increased by 21.5% to $7.7 million for the three months ended March 31, 2003 from $6.3 million for the same period in the prior year. For the six months ended March 31, 2003, services revenues increased by 20.1% to $15.2 million from $12.7 million for the same period in the prior year. The increase in service revenues for the three and six months ended March 31, 2003, is primarily due to growth in the number of customers renewing their original service maintenance contracts. We expect services revenues will continue to represent a significant portion of total net revenues.

International revenues represented 37.4% and 39.5% of total net revenues for the three months ended March 31, 2003 and 2002, respectively and 33.9% and 37.2% of total net revenues for the six months ended March 31, 2003 and 2002, respectively. The decrease in international revenues is primarily due to lower sales in the Japan and Asia markets. We expect international revenues will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of total net revenues will remain at current levels.

Sales of our BIG-IP products represented 82.9% and 85.0% of product revenues (excluding service revenues) for the three months ended March 31, 2003 and 2002, respectively and 82.6% and 85.0% of product revenues for the six months ended March 31, 2003 and 2002, respectively. The decreased percentage of BIG-IP revenue is primarily attributed to an increase in the percentage of revenues generated from the sale of additional hardware options such as SSL cards and licenses. We expect to derive a significant portion of our product revenues from sales of BIG-IP in the future.

Our BIG-IP products are currently manufactured on two lines of systems: server appliances and IP application switches. Server appliances were our original products and as of the end of fiscal year 2002, accounted for a little more than half of our systems revenues. However, with the introduction of our new IP application switch based products including the BIG-IP 5100 and the BIG-IP 2400, the percentage of revenues derived from IP application switches has increased to well over half of total systems revenue for the three and six months ended

March 31, 2003. Going forward, we expect the percentage of BIG-IP sales derived from IP application switches to continue to increase as a percentage of total systems sales.

One of our distributors accounted for 11.7% of our total net revenues and 14.8% of our accounts receivable for the three months ended March 31, 2003. For the six months ended March 31, 2003, this customer accounted for 12.0% of our total net revenues. No individual customer represented more than 10% of our total net revenues or accounts receivable for the three and six month periods ended March 31, 2002.

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

Gross margin (unaudited, in thousands)
Cost of net revenues
Products	$4,203	$5,151	$8,260	$11,114
Services	2,275	2,680	4,436	5,374

Total	$6,478	$7,831	$12,696	$16,488

Gross margin	$21,539	$19,270	$42,377	$37,638
Cost of net revenues (as a percentage of related revenue)
Products	20.7%	24.8%	20.7%	26.8%
Services	29.6	42.4	29.1	42.4
Total	23.1	28.9	23.1	30.5
Gross margin	76.9%	71.1%	76.9%	69.5%

Cost of product revenues. Cost of product revenues decreased by 18.4% to $4.2 million for the three months ended March 31, 2003 from $5.2 million for the same period in the prior year and decreased as a percentage of product revenues to 20.7% from 24.8% for the same periods. For the six months ended March 31, 2003, cost of product revenues decreased by 25.7% to $8.3 million from $11.1 million for the same period in the prior year and decreased as a percentage of product revenues to 20.7% from 26.8% for the same periods. The decrease in cost of product revenues is primarily due to lower manufacturing and warranty costs, component costs, and overall material costs resulting from engineering improvements in the design of our products. Certain of our components are subject to significant price fluctuations based on market supply and demand. In the future component pricing may increase significantly due to limited supply and may have a negative impact on our gross margin.

Cost of service revenues. Cost of service revenues decreased by 15.1% to $2.3 million for the three months ended March 31, 2003, from $2.7 million for the same period in the prior year. Cost of service revenues decreased as a percentage of service revenues to 29.6% from 42.4% for the same periods. For the six months ended March 31, 2003, cost of service revenues decreased by 17.5% to $4.4 million from $5.4 million for the same period in the prior year. Cost of service revenues decreased as a percentage of service revenues to 29.1% from 42.4% for the same periods. The decrease in cost of service revenues is primarily the result of improved operational efficiencies and a reduction in personnel and related costs. In the future we expect to increase our cost of service revenues to support new customers and the increasing install base of our application traffic management products.

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

Operating expenses (unaudited, in thousands)
Sales and marketing	$13,061	$11,823	$25,820	$24,263
Research and development	4,886	4,751	9,281	8,888
General and administrative	2,900	4,524	6,250	8,569
Amortization of unearned compensation	5	114	71	247

Total operating expenses	$20,852	$21,212	$41,422	$41,967

Operating expenses (as a percentage of revenue)
Sales and marketing	46.6%	43.6%	46.9%	44.8%
Research and development	17.4	17.5	16.9	16.4
General and administrative	10.4	16.7	11.3	15.8
Amortization of unearned compensation	—	0.4	0.1	0.5

Total operating expenses	74.4%	78.2%	75.2%	77.5%

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related benefits of our sales and marketing staff, costs of our marketing programs, including public relations, advertising and trade shows and an allocation of our facilities and depreciation expenses. Sales and marketing expenses increased by 10.5% to $13.1 million for the three months ended March 31, 2003, from $11.8 million for the same period in the prior year. For the six months ended March 31, 2003, sales and marketing expenses increased by 6.4% to $25.8 million from $24.3 million for the same period in the prior year. The increase in sales and marketing expenses is primarily due to higher payroll and related personnel costs.

Research and development. Research and development expenses consist primarily of salaries and related benefits for our product development personnel and an allocation of our facilities and depreciation expenses. Research and development expenses increased by 2.8% to $4.9 million for the three months ended March 31, 2003, from $4.8 million for the same period in the prior year. For the six months ended March 31, 2003, research and development expenses increased by 4.4% to $9.3 million from $8.9 million for the same period in the prior year. The increase in research and development expenses is primarily due to an increase in payroll and related costs and expenses related to the development of new products. We expect to continue to increase research and development expenses as our future success is dependent on the continued enhancement of our current products and our ability to develop new, technologically advanced products that meet the changing needs of our customers.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, and an allocation of our facilities and depreciation expenses. General and administrative expenses decreased by 35.9% to $2.9 million for the three months ended March 31, 2003, from $4.5 million for the same period in the prior year. For the six months ended March 31, 2003, general and administrative expenses decreased by 27.1% to $6.3 million from $8.6 million for the same period in the prior year. The decrease in general and administrative expenses is primarily due to reductions in professional service fees, facilities costs, and bad debt expenses, partially offset by increased personnel related costs compared to the same period in the prior year.

Amortization of unearned compensation. We have recorded $8.3 million of stock compensation costs since our inception through March 31, 2003. These compensation costs represent the difference between the exercise price and the deemed fair value of certain stock options granted to our employees and outside directors. These stock options generally vest ratably over a four-year period. We are amortizing these compensation costs using an accelerated method as prescribed by FASB interpretation No. 28 (“FIN No. 28”) and recorded stock compensation charges of $71,000 for the six months ended March 31, 2003 and $247,000 for the same period in the prior year. As of March 31, 2003, the remaining balance of unearned compensation totaled approximately $22,000.

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

Other income and income taxes (unaudited, in thousands)
Income (loss) from operations	$687	$(1,942)	$955	$(4,329)
Other income, net	312	273	774	778

Income (loss) before income taxes	999	(1,669)	1,729	(3,551)
Provision for income taxes	184	101	394	290

Net income (loss)	$815	$(1,770)	$1,335	$(3,841)

Other income and income taxes (as a percentage of revenue)
Income (loss) from operations	2.5%	(7.2)%	1.7%	(8.0)%
Other income, net	1.1	1.0	1.4	1.4

Income (loss) before income taxes	3.6	(6.2)	3.1	(6.6)
Provision for income taxes	0.7	0.4	0.7	0.5

Net income (loss)	2.9%	(6.6)%	2.4%	(7.1)%

Other income, net. Other income, net, consists primarily of interest income and foreign currency transaction gains and losses. Other income, net, increased 14.3% to $312,000 for the three months ended March 31, 2003 from $273,000 for the same period in the prior year. This increase is primarily due to lower foreign currency losses realized in the current quarter compared to the same period in the prior year. For the six months ended March 31, 2003 other income, net, was $774,000 consistent with the $778,000 for the same period in the prior year.

Income taxes. The provision for income tax for the three and six months ended March 31, 2003 and 2002, primarily relates to foreign income taxes associated with our international operations. We have a valuation allowance to offset U.S. deferred tax assets in accordance with the provisions of FAS 109. We reported net income during the first half of fiscal 2003. In the event we maintain profitability in future reporting periods management will continue to evaluate the realizability of our U.S. deferred tax assets. If it is determined that it is more likely than not that the U.S. deferred tax assets are recoverable, the valuation allowance will be reversed in a future reporting period.

Financial Condition

Cash and cash equivalents, short-term investments and long-term investments increased 10.3% to $90.1 million as of March 31, 2003 from $81.7 million at the end of the fiscal year. Working capital was $55.6 million as of March 31, 2003, compared to $74.5 million as of September 30, 2002. The decrease in working capital was primarily the result of a transfer of cash and short-term investments to long-term investments. During the first half of fiscal 2003, we invested approximately $25.6 million in securities with maturities greater than one year, which are classified as long-term investments. Consistent with our investment policy, the average maturity of our investments is less than one year with no individual security having a maturity exceeding two years.

Cash flow from operations was $5.6 million for the six months ended March 31, 2003 compared to $5.3 million for the same period in the prior year. Cash flow from operations in the first half of fiscal 2003 resulted primarily from net income from operations combined with changes in operating assets and liabilities, as adjusted for various non-cash changes including a provision for doubtful accounts, and depreciation and amortization charges. Cash used in investing activities was $17.1 million for the six months ended March 31, 2002 compared to cash provided of $1.4 million for the same period in the prior year. Cash used in investing activities in the first half of fiscal 2003 was primarily due to the purchase of investments and capital equipment partially offset by the sale of investments. Cash provided by investing activities for the same period in the prior year was primarily due to the sale of investments partially offset by the purchase of investments and capital equipment. Cash provided by financing activities for the six months ended March 31, 2003 was $4.2 million compared to $3.5 million for the same period in the prior year. Our financing activities relate to cash received from the exercise of employee stock options and purchases under the stock purchase plan. We believe that our existing cash and investment balances together with cash generated from operations should be sufficient to meet our operating requirements.

As of March 31, 2003, our principal commitments consisted of obligations outstanding under operating leases. In 2000, we entered into lease agreements on two buildings for our corporate headquarters. The lease agreements expire in 2012 with an option for renewal. The lease for the second building has been fully subleased through 2012. We established a restricted escrow account in connection with this lease agreement. Under the terms of this lease, a $6.0 million letter of credit is required through November 2012, unless the lease is terminated before then. The letter of credit is fully collateralized by a $6.0 million certificate of deposit that has been included on our balance sheet as a component of restricted cash.

We outsource the manufacturing of our pre-configured hardware platforms to a contract manufacturer who assembles each product to our specifications. Our agreement with the contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation outside of applicable lead times. As of March 31, 2003, we were committed to purchase approximately $0.8 million of such inventory.

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

Our ordinary payment terms to our domestic customers are net 30 days. Our ordinary payment terms to our international customers are net 30 to 90 days based on normal and customary trade practices in the individual markets. We have offered extended payment terms beyond ordinary terms to some customers. For these arrangements, revenue is generally recognized when payments become due.

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

The following table presents the amounts of our cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2003.

	Maturing in (in thousands)

	Three months or	Three months to one	Greater than one
	less	year	year	Total	Fair value

March 31, 2003
Included in cash and cash equivalents	$5,209	—	—	$5,209	$5,209
Weighted average interest rate	1.2%	—	—	—	—
Included in short-term investments	$27,455	$22,184	—	$49,639	$49,639
Weighted average interest rates	1.8%	2.3%	—	—	—
Included in long-term investments	—	—	$25,771	$25,771	$25,771
Weighted average interest rates	—	—	2.1%	—	—

Our investment in Artel is subject to market fluctuations. A future decline in the market value could have an adverse impact on our financial results. The following sensitivity analysis presents changes in our investment in Artel arising from selected hypothetical changes in the stock price of Artel (in thousands).

		Valuation Given Percentage			Valuation Given Percentage
	Fair Value at	Increase in Price			Decrease in Price
Investment	March 31, 2003	15%	35%	50%	15%	35%	50%

Artel	$1,155	$1,328	$1,559	$1,733	$982	$751	$578

Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 2002 and the three months ended March 31, 2003 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant. We have not engaged in foreign currency hedging to date, however we may do so in the future.

Item 4. Disclosure Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial statements.

Reference is made to Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2002, filed December 19, 2002, for descriptions of our legal proceedings. We continue to believe that the resolution of these legal proceedings will not have a material adverse effect on us and there have been no material developments since our 10-K filing.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on February 13, 2003, to elect two class I directors and amend our 1998 Equity Incentive Plan to increase the number of shares issuable by an additional 1,000,000 shares. At the Annual Meeting, the following nominees were elected as follows:

	Votes

	For	Withheld

Karl D. Guelich	20,091,010	2,373,743
Keith D. Grinstein	19,989,109	2,475,644

The shareholders voted in favor of amending the 1998 Equity Incentive Plan to increase the number of shares issuable by an additional 1,000,000 shares, with voting as follows: 12,425,952 for, 10,007,592 against, and 31,209 abstain.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit
Number	Exhibit Description

3.1	- Second Amended and Restated Articles of Incorporation of the Registration (1)
3.2	- Amended and Restated Bylaws of the Registrant (1)
4.1	- Specimen Common Stock Certificate (1)
99.1*	- Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)  Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(b)  Reports on Form 8-K:

On April 23, 2003, we filed our earnings release for the three months ended March 31, 2003, on Form 8-K, reporting under Item 9. Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of May, 2003.

F5 NETWORKS, INC.

By:	/s/ STEVEN B. COBURN

Steven B. Coburn Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, John McAdam, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of F5 Networks, Inc.

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ STEVEN B. COBURN

Steven B. Coburn
Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	- Second Amended and Restated Articles of Incorporation of the Registration (1)
3.2	- Amended and Restated Bylaws of the Registrant (1)
4.1	- Specimen Common Stock Certificate (1)
99.1*	- Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)  Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.