Form 10-Q
period 2003-06-30
F5 NETWORKS INC
filed 2003-08-13
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————
FORM 10-Q
———————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of August 5, 2003 was 26,960,844.

F5 NETWORKS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2003

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except per share amounts)

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues
Products	$21,310	$20,750	$61,149	$62,190
Services	7,879	6,315	23,113	19,001

Total	29,189	27,065	84,262	81,191

Cost of net revenues
Products	4,491	5,081	12,751	16,195
Services	2,290	2,504	6,726	7,878

Total	6,781	7,585	19,477	24,073

Gross profit	22,408	19,480	64,785	57,118

Operating expenses
Sales and marketing	13,593	13,256	39,413	37,519
Research and development	4,810	4,785	14,091	13,673
General and administrative	2,800	3,049	9,050	11,618
Restructuring charges		2,771		2,771
Amortization of unearned compensation	6	106	77	353

Total	21,209	23,967	62,631	65,934

Income (loss) from operations	1,199	(4,487)	2,154	(8,816)
Other income, net	352	287	1,126	1,065

Income (loss) before income taxes	1,551	(4,200)	3,280	(7,751)
Provision for income taxes	152	146	546	436

Net income (loss)	$1,399	$(4,346)	$2,734	$(8,187)

Net income (loss) per share – basic	$0.05	$(0.17)	$0.10	$(0.32)

Weighted average shares – basic	26,638	25,537	26,227	25,206

Net income (loss) per share – diluted	$0.05	$(0.17)	$0.10	$(0.32)

Weighted average shares – diluted	28,467	25,537	27,525	25,206

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	September 30,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$18,998	$20,801
Short-term investments	45,166	59,532
Accounts receivable, net of allowances of $4,226 and $5,452	20,372	20,404
Inventories	667	349
Other current assets	4,373	4,713

Total current assets	89,576	105,799

Restricted cash	6,000	6,000
Property and equipment, net	10,495	12,211
Long-term investments	32,680	1,346
Other assets, net	1,033	933

Total assets	$139,784	$126,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,896	$3,685
Accrued liabilities	12,728	13,546
Deferred revenue	17,423	14,058

Total current liabilities	34,047	31,289

Long-term liabilities	1,506	1,315
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding
Common stock, no par value; 100,000 shares authorized, 26,905 and 25,730 shares issued and outstanding	137,647	128,876
Accumulated other comprehensive income (loss)	(582)	454
Unearned compensation	(16)	(93)
Accumulated deficit	(32,818)	(35,552)

Total shareholders’ equity	104,231	93,685

Total liabilities and shareholders’ equity	$139,784	$126,289

The accompanying notes are an integral part of these consolidated financial statements.

F5 Networks, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended
	June 30,

	2003	2002

Operating activities
Net income (loss)	$2,734	$(8,187)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Restructuring charges		2,771
Provision for asset write downs		877
Realized (gain) loss on sale of assets	(14)
Realized (gain) loss on sale of investments	(1)	74
Amortization of unearned compensation	77	353
Provision for doubtful accounts and sales returns	887	5,447
Depreciation and amortization	3,878	4,233
Changes in operating assets and liabilities:
Accounts receivable	(786)	(3,667)
Inventories	(313)	1,934
Other assets	(53)	1,524
Accounts payable and accrued liabilities	(674)	952
Deferred revenue	3,270	1,701

Net cash provided by operating activities	9,005	8,012

Investing activities
Purchase of investments	(136,844)	(85,624)
Sale of investments	119,291	75,238
Proceeds from sale of property and equipment	14	30
Purchase of property and equipment	(1,876)	(2,375)

Net cash used in investing activities	(19,415)	(12,731)

Financing activities
Proceeds from the exercise of stock options and warrants	8,771	4,751

Net cash provided by financing activities	8,771	4,751

Net (decrease) increase in cash and cash equivalents	(1,639)	33
Effect of exchange rate differences	(164)	143

Cash and cash equivalents, at beginning of period	20,801	18,321

Cash and cash equivalents, at end of period	$18,998	$18,496

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

3. Short-Term and Long-Term Investments

Investments in securities with maturities of less than one year are classified as short-term investments. We consider our securities as available-for-sale, which are reported at fair value with the related unrealized gains and losses included as a component of shareholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method.

Long-term investments consist of securities with maturities of greater than one year and an investment in Artel Solutions Group Holdings Limited (“Artel.”) All long-term investments are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reflected as a component of comprehensive income based on changes in the fair value of investment. In December of 2001, we purchased, from a third-party, approximately 16 million shares of common stock of Artel, which represents an approximate 1% ownership percentage. At June 30, 2003, the cost basis of our investment in Artel was $1.3 million and the fair market value was $0.7 million.

4. Inventories

Inventories consist of hardware and related component parts and are recorded at the lower of cost or market (as determined by the first-in, first-out method). We outsource the manufacturing of our pre-configured hardware platforms to a contract manufacturer who assembles each product to our specifications. Our agreement with the contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation outside of applicable lead times. For any product inventory carried by the contract manufacturer beyond 30 days, the contract manufacturer will charge us a monthly carrying fee of 1.5% of the inventory’s carrying value. We have the option to purchase inventory held by the contract manufacturer beyond 30 days to avoid incurring the related carrying charges. As of June 30, 2003, we were committed to purchase approximately $2.4 million of inventory. As protection against component shortages and to provide replacement parts for our service teams, we also stock limited supplies of certain key components for our products.

F5 Networks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. Comprehensive Income (Loss)

The following reconciles net income (loss) to comprehensive income (loss) (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$1,399	$(4,346)	$2,734	$(8,187)
Unrealized gain (loss) on investments	(462)	52	(586)	247
Foreign currency translation adjustment	(171)	1	(451)	(170)

Comprehensive income (loss)	$766	$(4,293)	$1,697	$(8,110)

6. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

The following sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator
Net income (loss)	$1,399	$(4,346)	$2,734	$(8,187)

Denominator
Weighted average shares – basic	26,638	25,537	26,227	25,206
Dilutive effect of common shares from stock options	1,829	—	1,298	—

Weighted average shares – diluted	28,467	25,537	27,525	25,206

Net income (loss) per share – basic	$0.05	$(0.17)	$0.10	$(0.32)

Net income (loss) per share – diluted	$0.05	$(0.17)	$0.10	$(0.32)

For the three months ended June 30, 2003, approximately 2.3 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. For the three months ended June 30, 2002, in which we incurred a net loss, all common stock equivalent shares are excluded from the calculation as their impact would have been antidilutive. Diluted earnings per share would have been reduced by the calculated effect of approximately 1.6 million outstanding stock options for the three months ended June 30, 2002.

For the nine months ended June 30, 2003, approximately 4.2 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. For the nine months ended June 30, 2002, in which we incurred a net loss, all common stock equivalent shares are excluded from the calculation as their impact would have been antidilutive. Diluted earnings per share would have been reduced by the calculated effect of approximately 2.1 million outstanding stock options for the nine months ended June 30,

F5 Networks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2002.

7. Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” FASB Interpretation No. 44 (“FIN No. 44”) “Accounting for Certain Transactions Involving Stock Compensation,” and related interpretations and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the option. The unearned compensation is being amortized in accordance with Financial Accounting Standards Board Interpretation No. 28 on an accelerated basis over the vesting period of the individual options.

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

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$1,399	$(4,346)	$2,734	$(8,187)
Add : Stock-based employee compensation expense under APB No. 25 included in reported net income (loss)	6	106	77	353
Deduct : Total stock-based employee compensation expense determined under fair value based methods	5,090	7,775	18,171	3,803

Pro forma net loss	$(3,685)	$(12,015)	$(15,360)	$(11,637)

Net income (loss) per share :
As reported – basic	$0.05	$(0.17)	$0.10	$(0.32)

Pro forma – basic	$(0.14)	$(0.47)	$(0.59)	$(0.46)

As reported – diluted	$0.05	$(0.17)	$0.10	$(0.32)

Pro forma – diluted	$(0.14)	$(0.47)	$(0.59)	$(0.46)

F5 Networks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8. Restructuring Charge

During the third quarter of fiscal 2002, we recorded restructuring charges of approximately $2.8 million in connection with management’s decision to exit the cache appliance business. As a result of discontinuing this line of business and other changes in the overall business, we wrote-down certain assets, consolidated operations, and terminated 47 employees throughout all divisions of the company. An additional charge of $503,000 related to employee separation costs was recorded in July 2002 resulting in total restructuring charges of $3.3 million for the fiscal year 2002. As of September 30, 2002, total cash payments and write-offs of approximately $2.2 million had been recorded. The following summarizes our remaining restructuring charge liabilities (in thousands):

				Balance at
	Balance at		Cash Payments and	June 30,
	September 30, 2002	Additional Charges	Write-offs	2003

Excess facilities	$1,000	$—	$(113)	$887
Other	76	—	(2)	74

	$1,076	$—	$(115)	$961

As part of the restructuring, excess facilities costs were determined to be $1.0 million. These costs are the result of our decision to exit our support facility in Washington DC. The estimated facilities costs were based on current comparable rates for leases in the respective market. In April 2003, the excess facilities were subleased at the then current market value through the term of the lease. The difference between our lease payments and sublease income will be applied against the restructuring liability until expiration of the lease in 2007.

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

10. Subsequent Event

On July 23, 2003, we acquired substantially all of the assets and assumed certain operating liabilities of uRoam, Inc. and its subsidiaries (“uRoam”) for cash of $25.0 million. We also incurred $2.3 million of direct transaction costs and assumed liabilities of approximately $0.1 million, for a total purchase price of approximately $27.4 million. uRoam was founded in 1998 and is based in Sunnyvale, California. We have hired substantially all of the 20 employees of uRoam primarily consisting of product development, sales and service support personnel. uRoam’s FirePass™ server is a comprehensive remote access product that enables users to access applications in a secure fashion using industry standard Secured Socket Layer (SSL) technology. The addition of uRoam is intended to allow us to quickly enter the SSL Virtual Private Network (VPN) market, broaden our customer base, and augment our existing product line.

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

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net Revenues (unaudited, in thousands)
Net revenues
Products	$21,310	$20,750	$61,149	$62,190
Services	7,879	6,315	23,113	19,001

Total	$29,189	$27,065	$84,262	$81,191

Percentage of net revenues
Products	73.0%	76.7%	72.6%	76.6%
Services	27.0	23.3	27.4	23.4

Total	100.0%	100.0%	100.0%	100.0%

Net revenues. Total net revenues increased by 7.8%, to $29.2 million for the three months ended June 30, 2003 from $27.1 million for the same period in the prior year. The increase for the three months ended June 30, 2003 is primarily due to increased international product revenues and continued growth in service revenues. Total net revenues increased by 3.8% to $84.3 million for the nine months ended June 30, 2003 from $81.2 million for the same period in the prior year. The increase for the nine months ended June 30, 2003 is primarily due to increased service revenues partially offset by lower product revenues.

Net product revenues increased by 2.7%, to $21.3 million for the three months ended June 30, 2003 from $20.8 million for the same period in the prior year. The increase in product revenues for the three months ended June 30, 2003 is primarily due to growth in our Asia-Pacific markets. For the nine months ended June 30, 2003 product revenues decreased by 1.7% to $61.2 million from $62.2 million for the same period in the prior year. The decrease in product revenues for the nine months ended June 30, 2003 is primarily due to lower sales in Japan partially offset by increases in EMEA and Asia-Pacific.

Net services revenues increased by 24.8%, to $7.9 million for the three months ended June 30, 2003 from $6.3 million for the same period in the prior year. For the nine months ended June 30, 2003 services revenues increased by 21.6% to $23.1 million from $19.0 million for the same period in the prior year. The increase in service revenues for the three and nine months ended June 30, 2003 is primarily due to growth in the number of customers renewing their original service maintenance contracts. We expect services revenues will continue to represent a significant portion of total net revenues.

International revenues represented 34.7% and 28.3% of total net revenues for the three months ended June 30, 2003 and 2002, respectively and 34.2% and 34.3% of total net revenues for the nine months ended June 30, 2003 and 2002, respectively. The increase in international revenues for the three months ended June 30, 2003 is primarily due to increased sales in Asia compared to the same period in the prior year. For the nine months ended June 30, 2003 lower Japan revenues were offset by increased revenues in Asia and Europe resulting in overall international revenues consistent with the prior nine month period. We expect international revenues will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of total net revenues will remain at current levels.

Sales of our BIG-IP products represented 85.3% and 81.3% of product revenues (excluding service revenues) for the three months ended June 30, 2003 and 2002, respectively and 83.6% and 83.8% of product revenues for the nine months ended June 30, 2003 and 2002, respectively. Our BIG-IP products are currently manufactured on two lines of systems: server appliances and IP application switches. Server appliances were our original products and as of the end of fiscal year 2002, accounted for a little more than half of our systems revenues. However, with the introduction of our new IP application switch based products including the BIG-IP 1000, BIG-IP 2400, and the BIG-IP 5100, the percentage of revenues derived from IP application switches has increased to over half of total systems revenue for the three and nine months ended June 30, 2003. We expect to derive a significant portion of our product revenues from sales of BIG-IP in the future and expect the percentage of BIG-IP sales derived from IP application switches to continue to increase as a percentage of total systems sales.

One of our domestic distributors accounted for 12.0% of our total net revenues for the three and nine months ended June 30, 2003. This customer accounted for 18.0% of our accounts receivable as of June 30, 2003. No individual customer represented more than 10% of our total net revenues or accounts receivable for the three or nine month periods ended June 30, 2002.

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Gross margin (unaudited, in thousands)
Cost of net revenues
Products	$4,491	$5,081	$12,751	$16,195
Services	2,290	2,504	6,726	7,878

Total	$6,781	$7,585	$19,477	$24,073

Gross margin	$22,408	$19,480	$64,785	$57,118
Cost of net revenues (as a percentage of related revenue)
Products	21.1%	24.5%	20.9%	26.0%
Services	29.1	39.7	29.1	41.5
Total	23.2	28.0	23.1	29.6
Gross margin	76.8%	72.0%	76.9%	70.4%

Cost of product revenues. Cost of product revenues decreased by 11.6% to $4.5 million for the three months ended June 30, 2003 from $5.1 million for the same period in the prior year and decreased as a percentage of product revenues to 21.1% from 24.5% for the same periods. For the nine months ended June 30, 2003 cost of product revenues decreased by 21.3% to $12.8 million from $16.2 million for the same period in the prior year and decreased as a percentage of product revenues to 20.9% from 26.0% for the same periods. The decrease in cost of product revenues is primarily due to lower manufacturing and warranty costs, component costs, and overall material costs resulting from engineering improvements in the design of our products. Some of our components are subject to significant price fluctuations based on market supply and demand. In the future component pricing may increase significantly due to limited supply and may have a negative impact on our gross margin.

Cost of service revenues. Cost of service revenues decreased by 8.5% to $2.3 million for the three months ended June 30, 2003 from $2.5 million for the same period in the prior year. Cost of service revenues decreased as a percentage of service revenues to 29.1% from 39.7% for the same periods. For the nine months ended June 30, 2003 cost of service revenues decreased by 14.6% to $6.7 million from $7.9 million for the same period in the prior year. Cost of service revenues decreased as a percentage of service revenues to 29.1% from 41.5% for the same periods. The decrease in cost of service revenues is primarily the result of improved operational efficiencies and a reduction in personnel and related costs.

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Operating expenses (unaudited, in thousands)
Sales and marketing	$13,593	$13,256	$39,413	$37,519
Research and development	4,810	4,785	14,091	13,673
General and administrative	2,800	3,049	9,050	11,618
Restructuring charges	—	2,771	—	2,771
Amortization of unearned compensation	6	106	77	353

Total operating expenses	$21,209	$23,967	$62,631	$65,934

Operating expenses (as a percentage of revenue)
Sales and marketing	46.6%	49.0%	46.8%	46.3%
Research and development	16.5	17.7	16.7	16.8
General and administrative	9.6	11.3	10.7	14.3
Restructuring charges	—	10.2	—	3.4
Amortization of unearned compensation	—	0.4	0.1	0.4

Total operating expenses	72.7%	88.6%	74.3%	81.2%

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related benefits of our sales and marketing staff, costs of our marketing programs, including public relations, advertising and trade shows and an allocation of our facilities and depreciation expenses. Sales and marketing expenses increased by 2.5% to $13.6 million for the three months ended June 30, 2003, from $13.3 million for the same period in the prior year. For the nine months ended June 30, 2003, sales and marketing expenses increased by 5.0% to $39.4 million from $37.5 million for the same period in the prior year. The increase in sales and marketing expenses is primarily due to higher payroll and related personnel costs.

Research and development. Research and development expenses consist primarily of salaries and related benefits for our product development personnel and an allocation of our facilities and depreciation expenses. Research and development expenses for the three months ended June 30, 2003 was $4.8 million, consistent with the same period in the prior year. For the nine months ended June 30, 2003 research and development expenses increased by 3.1% to $14.1 million from $13.7 million for the same period in the prior year. The increase in research and development expenses is primarily due to an increase in payroll and related costs and expenses related to the development of new products. We expect to continue to increase research and development expenses as our future success is dependent on the continued enhancement of our current products and our ability to develop new, technologically advanced products that meet the changing needs of our customers.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, and an allocation of our facilities and depreciation expenses. General and administrative expenses decreased by 8.2% to $2.8 million for the three months ended June 30, 2003 from $3.0 million for the same period in the prior year. For the nine months ended June 30, 2003 general and administrative expenses decreased by 22.1% to $9.1 million from $11.6 million for the same period in the prior year. The decrease in general and administrative expenses is primarily due to reductions in professional service fees and bad debt expenses partially offset by increased personnel related expenses.

Restructuring charges. During the third quarter of fiscal 2002, we recorded restructuring charges of $2.8 million in connection with management’s decision to exit the cache appliance business. As a result of changes in the business, we wrote-down certain assets, consolidated operations and terminated 47 employees throughout all divisions of the Company.

Amortization of unearned compensation. We have recorded $8.3 million of stock compensation costs since our inception through June 30, 2003. These compensation costs represent the difference between the exercise price and the deemed fair value of certain stock options granted to our employees and outside directors. These stock options generally vest ratably over a four-year period. We are amortizing these compensation costs using an accelerated method as prescribed by FASB interpretation No. 28 (“FIN No. 28”). As of June 30, 2003, the remaining balance of unearned compensation totaled approximately $16,000.

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Other income and income taxes (unaudited, in thousands)
Income (loss) from operations	$1,199	$(4,487)	$2,154	$(8,816)
Other income, net	352	287	1,126	1,065

Income (loss) before income taxes	1,551	(4,200)	3,280	(7,751)
Provision for income taxes	152	146	546	436

Net income (loss)	$1,399	$(4,346)	$2,734	$(8,187)

Other income and income taxes (as a percentage of revenue)
Income (loss) from operations	4.1%	(16.6)%	2.6%	(10.9)%
Other income, net	1.2	1.1	1.3	1.3

Income (loss) before income taxes	5.3	(15.5)	3.9	(9.6)
Provision for income taxes	0.5	0.5	0.7	0.5

Net income (loss)	4.8%	(16.0)%	3.2%	(10.1)%

Other income, net. Other income, net, consists primarily of interest income and foreign currency transaction gains and losses. Other income, net, increased 22.6% to $352,000 for the three months ended June 30, 2003 from $287,000 for the same period in the prior year. This increase is primarily due to lower foreign currency losses realized in the current quarter compared to the same period in the prior year. For the nine months ended June 30, 2003 other income, net, was $1.1 million consistent with same period in the prior year.

Income taxes. The provision for income tax for the three and nine months ended June 30, 2003 and 2002, primarily relates to foreign income taxes associated with our international operations. We have a valuation allowance to offset U.S. deferred tax assets in accordance with the provisions of FAS 109. We reported net income during the first half of fiscal 2003. In the event we maintain profitability in future reporting periods management will continue to evaluate the realizability of our U.S. deferred tax assets. If it is determined that it is more likely than not that the U.S. deferred tax assets are recoverable, the valuation allowance will be reversed in a future reporting period.

Financial Condition

Cash and cash equivalents, short-term investments and long-term investments increased 18.6% to $96.8 million as of June 30, 2003 from $81.7 million at the end of the fiscal year. Working capital was $55.5 million as of June 30, 2003, compared to $74.5 million as of September 30, 2002. The decrease in working capital was primarily the result of a reclassification of cash and short-term investments to long-term investments. During the nine months ended June 30, 2003 we invested approximately $31.3 million in securities with maturities greater than one year, which are classified as long-term investments. Consistent with our investment policy, the average maturity of our investments is less than one year with no individual security having a maturity exceeding two years.

Cash flow from operations was $9.0 million for the nine months ended June 30, 2003 compared to $8.0 million for the same period in the prior year. Cash flow from operations in the nine months ended June 30, 2003 resulted primarily from net income from operations combined with changes in operating assets and liabilities, as adjusted for various non-cash items including a provision for doubtful accounts, and depreciation and amortization charges. Cash used in investing activities was $19.4 million for the nine months ended June 30, 2003 compared to $12.7 million for the same period in the prior year. Cash used in investing activities was primarily due to the purchase of investments and capital equipment partially offset by the sale of investments. Cash provided by financing activities for the nine months ended June 30, 2003 was $8.8 million compared to $4.8 million for the same period in the prior year. Our financing activities relate to cash received from the exercise of employee stock options and purchases under our employee stock purchase plan. We believe that our existing cash and investment balances together with cash generated from operations should be sufficient to meet our operating requirements.

As of June 30, 2003, our principal commitments consisted of obligations outstanding under operating leases. In 2000, we entered into lease agreements on two buildings for our corporate headquarters. The lease agreements expire in 2012 with an option for renewal. The lease for the second building has been fully subleased through 2012. We established a restricted escrow account in connection with this lease agreement. Under the terms of this lease, a $6.0 million letter of credit is required through November 2012, unless the lease is terminated before then. The letter of credit is fully collateralized by a $6.0 million certificate of deposit that has been included on our balance sheet as a component of restricted cash.

We outsource the manufacturing of our pre-configured hardware platforms to a contract manufacturer who assembles each product to our specifications. Our agreement with the contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation outside of applicable lead times. As of June 30, 2003, we were committed to purchase approximately $2.4 million of such inventory.

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

Business Combination

On July 23, 2003, we acquired substantially all of the assets of uRoam, Inc. for cash of $25.0 million. We also incurred $2.3 million of direct transaction costs and assumed liabilities of approximately $0.1 million, for a total purchase price of approximately $27.4 million. uRoam’s FirePass™ SSL VPN product is a comprehensive remote access solution that enables users to access applications in a secure fashion using industry standard SSL technology. The addition of uRoam is intended to allow us to quickly enter the SSL VPN market, broaden our customer base, and augment our existing product line. We have hired substantially all of the 20 employees of uRoam primarily consisting of product development, sales and service support personnel.

With the acquisition of the FirePass technology from uRoam, we have added a new security dimension to our integrated solution, giving corporations and other large enterprises the ability to provide secure, cost-effective remote access to their IP networks that is easy to deploy, manage and maintain. In addition, the FirePass technology has components that allow remote users to access any application or resource connected to the network, including legacy hosts, desktops and client-server applications.

The core of the FirePass technology is software that provides SSL VPN access for remote users of IP networks and any applications connected to those networks from any standard Web browser on any device. The components of FirePass include a dynamic policy engine, which manages user authentication and authorization privileges, and special components that enable corporations to give remote users controlled access to the full array of applications and resources within the network. These special components include:

Webifyers — Webifyers provide access to a wide variety of network applications and resources, from shared files to legacy mainframe applications. Each Webifyer represents a separate function that adapts the application being served to the language of Web browsers. The Webifyer’s particular tasks are dictated by the application being accessed and the protocol being supported. Webifyers offer Web-based remote access to email servers, file servers, Intranet servers and individual desktops.

Client-Server Connector — The Client-Server Connector supports access from remote-point clients to application servers of TCP applications. These include MS Outlook, PeopleSoft, SAP, and Oracle. The Client-Server Connector enables a native client- side application to communicate back to the corporate application server via a secure tunnel between the Browser and the FirePass server. It also allows connected users to map LAN drives to the remote system.

VPN Connector — Like a traditional VPN, it provides access to the entire network, with no client or server-side application changes required. Unlike an IPSec VPN, the FirePass VPN Connector does not require any software installation or configuration on the remote device. The VPN Connector uses the standard HTTPS protocol, works through all firewalls and HTTP proxies, and leverages all of the setup, security, availability, and management features of FirePass as a whole.

Combined with the sophisticated inspection and control capabilities of our application traffic management technology, the FirePass technology is an ideal platform for the development of advanced application security gateways to control access to individual applications and the data and resources they use. Through further development and integration of both these technologies, our goal is to deliver a robust application security gateway solution within the next two years.

The FirePass line of SSL VPN servers currently includes the FirePass 1000 and the FirePass 4000, which support 100 and 1,000 concurrent users respectively. Both support the complete range of FirePass software features and offer a comprehensive solution for Web-based remote access to corporate applications and desktops.

FirePass devices can be clustered to support up to 10,000 concurrent connections on a single logical URL, without performance degradation. In addition, they can be configured for hot, stateful failover between yoked pairs of servers to preserve all session data in the unlikely event of a server failure.

The market for SSL VPN technology is new and relatively small. The current market leaders in SSL VPN are Neoteris and Aventail, small private companies who dominate a field of smaller vendors. Recently, Nokia and Nortel Networks have also introduced SSL VPN products. While we believe our FirePass products are superior to their offerings, Nokia and Nortel have resources and distribution channels that are much larger than ours and could give them a significant competitive advantage in the SSL VPN market. We currently compete with Nortel in the Layer 4/7 traffic management market, and Nokia resells our Layer 4/7 products. In the near term, we do not anticipate that our entry into the SSL VPN market will affect Nokia’s resale of our Layer 4/7 products. SSL VPNs are also a potential replacement for IP-Sec VPNs, the most widely deployed solution for secure remote access today. The current leaders in the IP-Sec VPN market are Check Point Systems and Netscreen, both of them larger and better known than F5.

Risk Factors

Acquisitions present many risks and we may not realize the financial and strategic goals that were contemplated at the time of the transaction. The acquisition of uRoam creates additional risk factors as follows.

•	We may find that the acquired assets do not further our business strategy, or that we paid more than what the assets are later worth, or economic conditions change, all of which may generate future impairment charge;

•	We may have difficulty integrating the operations and personnel of the acquired business, and may have difficulty retaining the key personnel of the acquired business;

•	We may have difficulty in incorporating the acquired technologies or products with our existing product lines;

•	Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations;

•	We may have difficulty maintaining uniform standards, controls, procedures and policies across locations;

•	We may experience significant problems or liabilities associated with the product quality, technology and other matters.

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

The following table presents the amounts of our cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 2003.

	Maturing in (in thousands)

		Three months to one	Greater than one
	Three months or less	year	year	Total	Fair value

Included in cash and cash equivalents	$12,342	—	—	$12,342	$12,342
Weighted average interest rate	1.06%	—	—	—	—
Included in short-term investments	$29,807	$15,359	—	$45,166	$45,166
Weighted average interest rates	1.57%	1.66%	—	—	—
Included in long-term investments	—	—	$31,932	$31,932	$31,932
Weighted average interest rates	—	—	2.04%	—	—

Our investment in Artel is subject to market fluctuations. A future decline in the market value could have an adverse impact on our financial results. The following sensitivity analysis presents changes in our investment in Artel arising from selected hypothetical changes in the stock price of Artel (in thousands).

		Valuation Given Percentage			Valuation Given Percentage
		Increase in Price			Decrease in Price
	Fair Value at
Investment	June 30, 2003	15%	35%	50%	15%	35%	50%

Artel	$748	$860	$1,010	$1,122	$636	$486	$374

Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 2002 and the three and nine months ended June 30, 2003 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant. We have not engaged in foreign currency hedging to date, however we may do so in the future.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit
Number		Exhibit Description

3.1	—	Second Amended and Restated Articles of Incorporation of the Registration (1)
3.2	—	Amended and Restated Bylaws of the Registrant (1)
4.1	—	Specimen Common Stock Certificate (1)
31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)  Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(b)  Reports on Form 8-K:

On July 23, 2003, we filed our earnings release for the three months ended June 30, 2003, on Form 8-K, reporting under Item 9. Regulation FD Disclosure.

On July 23, 2003, we filed a press release on Form 8-K reporting under Item 2. Acquisition or Disposition of Assets, announcing our purchase of substantially all the assets of uRoam, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of August, 2003.

F5 NETWORKS, INC.

By:	/s/ STEVEN B. COBURN

Steven B. Coburn Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

3.1	—	Second Amended and Restated Articles of Incorporation of the Registration (1)
3.2	—	Amended and Restated Bylaws of the Registrant (1)
4.1	—	Specimen Common Stock Certificate (1)
31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.