Form 10-K
period 2003-09-30
F5 NETWORKS INC
filed 2003-10-30
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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
Common Stock, no par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

     As of March 31, 2003, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $266,423,927 based on the closing sales price of the Registrant’s Common Stock on the Nasdaq National Market on that date.

     As of October 28, 2003, the number of shares of the Registrant’s Common Stock outstanding was 27,554,905.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Part III of this Report is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2004, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this Report relates.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Securities Holders
Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.Quantitative and Qualitative Disclosure About Market Risk
Item 8.Consolidated Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors And Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Party Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 12.1
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

F5 NETWORKS, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2003

PART I

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

PART I

Item 1.     Business

General

      We develop, manufacture and sell products and services to help companies efficiently and securely manage their Internet traffic, as well as the access and use of their intranet-based software applications. Our application traffic management products, including the BIG-IP Controller, 3-DNS Controller and BIG-IP Link Controller, help manage Internet traffic to servers and network devices in a way that maximizes the availability, scalability and throughput of those network components and the applications that run on them. Our recently acquired FirePass family of network server appliances provides secure user access to corporate networks and individual applications through any standard Web browser. Our unique iControl architecture enables our products to communicate with one another in the network and ensure optimal throughput of traffic, and also allows them to be integrated with third party products, including enterprise applications. This facilitates the automation of repetitive processes and allows the customer to optimize applications on their networks, thereby saving them time and money. As components of an integrated solution, our products address many elements required for successful Internet and intranet business applications, including high availability, high performance, intelligent load balancing, streamlined manageability, remote access to corporate networks, and network and application security. Our solution for application traffic management and security is software-based, which differentiates us from our competitors whose solutions are largely hardware-based. We believe this differentiation enables us to offer our customers greater flexibility, cost-effectiveness and adaptability in response to today’s rapidly changing environment.

      Enterprise customers (Fortune 1000 or Business Week Global 1000 companies) in financial services, manufacturing, transportation and mobile telecommunications make up the largest percentage of our customer base. We market and sell our products primarily through indirect sales channels in North America, Europe and the Asia Pacific region, and to some direct customer accounts in North America. We have subsidiaries or branch offices in Australia, Canada, China, France, Germany, Hong Kong, Japan, The Netherlands, Singapore, South Korea, Spain, Taiwan, Thailand and the United Kingdom.

      In July 2003, we acquired substantially all of the assets and assumed certain liabilities of uRoam, Inc., or uRoam, for $25.0 million in cash. We also incurred $2.4 million of direct transaction costs for a net purchase price of $27.4 million. We hired substantially all of uRoam’s 20 employees, consisting of product development, sales and service personnel. uRoam’s family of FirePass servers is a comprehensive remote access product set that enables users to access applications in a secure fashion, using technology based on the Secure Sockets Layer, or SSL, standard. We believe FirePass provides a security solution that is easier to manage and use, and is more secure, than existing Virtual Private Network, or VPN, solutions, allowing customers to realize significant cost savings for secure remote access to any application. The acquisition of substantially all of the assets of uRoam will allow us to quickly enter the SSL VPN market, broaden our customer base and augment our existing product line.

      We were incorporated on February 26, 1996 in the State of Washington. Our headquarters is in Seattle, Washington and our mailing address is 401 Elliott Avenue West, Seattle, Washington 98119. The telephone number at our executive offices is (206) 272-5555. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website www.f5.com as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Industry Background

      As a result of the Internet’s capabilities, it has become a fundamental tool for commerce and communications. Since the late 1990’s, businesses have responded to the power, flexibility and economy of the Internet by deploying new Internet Protocol, or IP, based applications, upgrading their client-server applications to new IP-enabled versions, and enabling existing applications for use over the Internet. IP is a communications language that is used for transmitting data over the Internet. During the next several years, we believe this process of deploying IP-enabled applications will accelerate as Web services enable businesses to build applications quickly and easily by integrating software modules available from many different sources. Web services allow businesses to combine functions of existing applications and processes to create new applications and functionality operating over the Internet and beyond the corporate firewall. The purpose of Web services is to enable applications to interact with each other more smoothly, reducing inefficiencies associated with human intervention. A fully-integrated, Web services-enabled computing network would allow personal computers, servers, handheld devices, programs, applications and network equipment to work together directly to generate more efficient data flow and application development and use. In addition, we believe that the growth of Internet usage will continue to be driven by new applications such as Voice over IP, or VoIP, increased penetration of broadband Internet access enabling the remote use of more applications, and the increasing popularity of mobile Internet access through wireless devices such as cellular telephones, personal digital assistants and notebook computers.

      Current traffic management products are designed primarily to manage Web traffic. However, few products are equipped with the functionality and flexibility to securely manage the full range of IP-enabled applications, such as Oracle Financials, BEA Weblogic and Siebel Sales Force Automation.

     Internet Architecture

      The Open Systems Interconnect Reference Model, or OSI Model, is the framework that describes and defines how networked systems communicate with one another. The OSI Model divides network functions into seven layers and specifies how the layers should interact to enable interoperability between the various users. These interoperability standards have been designed to allow all parts of the network to work together, regardless of the different hardware and software components. IP requires all data transmitted across the Internet to be divided into packets prior to its transmission, and reassembled at its destination. Prior to transmission, each packet of data is automatically given a header that identifies the source and destination of the packet. This header information is used in the OSI Model for the purposes of identifying, routing and sequencing data packets, and is stripped from the data upon arrival at its destination.

     Layer 4-7 Traffic Management

      Layers 2 and 3 of the OSI Model primarily perform standardized, repetitive tasks such as ensuring that packets of information sent over the Internet arrive at the destination to which they are addressed, and reassembling them in the correct sequence. Unlike Layers 2 and 3, Layers 4-7 are complex and variable and must support end-user applications and processes on a wide variety of platforms and devices. For example, Layer 7 (which encompasses the functions of Layers 5 and 6) enables email, directory look-up and the transfer of files between otherwise incompatible systems.

      While traditional Layer 2/3 switching devices are used primarily to ensure correct delivery of packets of information, there is an increasing need for Layer 7 technology that can read the entire contents of a packetized transmission and make intelligent decisions based on a dynamic set of business rules about how to handle the transmission and where to route it to ensure the availability and optimal performance of applications, servers and the network. Additionally, Layer 2/3, as well as Layer 4, switching devices are primarily hardware-based and are optimized for speed at the expense of flexibility. While most manufacturers of Layer 7 switching devices have also opted for the traditional, costly, hardware-based solutions, this limits the ability of their products to adapt to the rapidly changing requirements of Layer 7 traffic management needed for common end-user applications today.

      According to the “Ethernet Switch Report — 5-Year Forecast” prepared by Dell’Oro Group, the traditional Layer 4-7 traffic management market is expected to grow from $432 million in 2002 to $870 million in 2007, representing a five-year compounded annual growth rate of approximately 15%. Additional emerging growth markets for Layer 4-7 traffic management include blade servers, mobile IP and Web services. A blade server is a thin, modular electronic circuit board intended for a single, dedicated application (such as serving Web pages or server load balancing) that can be easily inserted into a space-saving chassis with many similar blade servers. Blade servers, loaded into chassis, are designed to consume less energy and require considerably less space than conventional servers.

     Growth in Demand for Secure Traffic Management

      As Internet traffic and the use of IP-enabled applications have increased, the demands placed on Layer 7 have also increased and so has the demand for integrated, effective Layer 7 traffic management solutions. Corporations are becoming more reliant on highly sophisticated IP-enabled applications both for their internal operations and for interactions with external customers and partners. The need to guarantee the security of electronic information and transactions has led to the emergence of SSL encryption as the standard for secure IP-enabled traffic. During the interaction between a user and a financial application, for example, data sent from the user to the server is typically encrypted by the user’s Web browser and decrypted by the server, and this process is reversed for data sent back to the user. The use of SSL has continued to grow with the proliferation of Web-based applications that require secure transactions. Increases in the number and sophistication of Web attacks, and the damage caused by such attacks, are also driving demand for more effective security solutions.

      SSL is also the core of new technology that addresses the growing need for corporations to provide secure connectivity for the rapidly increasing number of users who access corporate networks and applications from remote locations using a variety of devices ranging from home personal computers and laptops to cellular telephones and personal digital assistants. Many companies currently provide remote access to offsite users through VPNs based on the Internet Protocol Security, or IPSec, framework, which allows remote users to access corporate networks and applications by means of encrypted “tunnels” through the Internet. VPNs are cost-effective because they use the Internet for low-cost transmission of information while providing remote users with a highly secure connection. However, a key security risk associated with IPSec VPNs is that once remote users are connected, they have unrestricted access to all applications and resources within the network.

      During the past year, new VPN technology using the SSL protocol has steadily gained acceptance as a more cost-effective solution that is both simpler to deploy and easier to manage than IPSec VPNs. Unlike IPSec VPNs, SSL VPNs do not require customers to purchase and install client-side software on every remote device that accesses the network. Instead, they use the SSL capabilities resident in a remote client’s Internet browser to establish and maintain a secure connection between the client and the VPN server. This eliminates both the initial cost of distributing and implementing client-side software and the recurring costs of upgrading and maintaining it. In addition to providing secure network access, SSL technology can also be used to selectively limit access to certain applications and resources within the network, depending on the identity of the user. Because of the improved security and reduced overall costs, we believe SSL-based solutions will become the dominant method for remote access within the next few years.

      According to Infonetics Research’s “VPN and Firewall Products Quarterly Worldwide Market Share and Forecasts for 2Q03” report, the SSL VPN market is expected to grow from $34 million in 2002 to $607 million by 2006, representing a four-year compounded annual growth rate of approximately 105%.

The F5 Solution

      We believe our products are superior to those of our competitors in addressing the growing need among enterprises for integrated, secure, application traffic management.

      Software Based Products. From our inception, we have been committed to the belief that the complexity of Layer 7 traffic management requires a software-based rather than a hardware-based solution. We believe our software-based solution for application traffic management and security using commodity hardware provides greatly increased functionality. We also believe our products are more cost-effective, flexible and easily adaptable to today’s constantly changing and increasingly demanding environments than our competitors’ solutions, which are primarily hardware-based. In addition, our software can be easily ported to commodity hardware platforms manufactured by third-party vendors, which has enabled us to license the software to our original equipment manufacturer, or OEM, partners who resell it installed on their own products. It has also created an opportunity for us to sell versions of our software that run on blade servers manufactured by third-party vendors, thereby increasing the target market for our software.

      Application Awareness. One of the most important features of our software-based products is their “application awareness.” Our products are designed using a common architecture, called iControl, with a common interface that allows them to communicate with one another and with third-party software and devices. Through our unique, open, iControl application programming interface, or API, third-party applications and network devices can take an active role in shaping IP network traffic, directing traffic based on exact business requirements specified by our customers. For example, our iControl API allows an organization running Oracle software, which has help desks located in Bombay, San Francisco and London, to cause that software to make a real-time request that all email requests for help be directed to a single one of our 3-DNS devices that has been instructed to redirect the requests to different help desks at different times of the day. Similarly, our BIG-IP device managing traffic to an e-commerce Web site could, for example, be directed to recognize transmissions from preferred customers and route them to a server that will expedite their transactions. This “application awareness” capability is one of the most important features of our software-based products and serves as a further point of differentiation for our solution in comparison with those offered by our competitors.

      Another key benefit of our software-based solution is that it allows the customer to incorporate specific business rules and processes into the software. This capability, which we call iRules, is a simple tool that can be used to define how the user wants to direct, persist on, or filter traffic based on the needs of each application.

      Furthermore, our Universal Inspection Engine, the core of our application traffic management technology, is unique in its ability to inspect IP traffic down to the packet payload level and can direct traffic according to flexible iRules specified by the user. This “deep packet inspection” technology enables powerful offloading, inspection and processing of application-level transactions.

      Integrated Traffic Management and Security Solution. Our application traffic management technology is differentiated from other solutions primarily by its ability to intercept, inspect and act on the contents of traffic from virtually every type of IP-enabled application. This deep packet inspection technology allows us to offer an integrated traffic management and security solution that can detect and prevent many network level attacks.

      Our FirePass technology enables us to offer secure, remote access through SSL VPNs. FirePass has components that allow remote users to access any application or resource connected to the network, including legacy hosts, desktops and client-server applications. Over the course of the next twelve months we intend to combine our SSL VPN technology with our secure traffic management capabilities, providing significant differentiation from our competitors. This capability will enable our products to provide comprehensive application security at multi-gigabit speeds.

      Combined with the sophisticated inspection and control capabilities of our application traffic management technology, we believe that FirePass technology is an ideal platform for the development of advanced application security gateways that can control access to individual applications and the data and resources they use. Because our BIG-IP software can examine the entire contents of a transmission, it can detect irregularities that might represent a security violation but which may pass undetected through an organization’s firewall and other network security devices. As a result, we believe that FirePass is an ideal platform for the development of technology to protect the integrity of IP-based applications and the data and resources they use. In the future, we plan to use BIG-IP and FirePass to develop a comprehensive security solution that protects network applications from unauthorized access which existing safeguards may fail to prevent.

Strategy

      Our objective is to be the leading provider of secure application traffic management solutions designed to enhance and optimize server availability, security and performance. Key components of our strategy include:

      Offering a complete application security solution and product set. We plan to utilize our core technologies from our BIG-IP and FirePass products to deliver standalone and integrated systems that protect applications from hostile and inadvertent threats, including user-to-system application security and system-to-system application security problems. We believe these solutions will differentiate our products in the security market and provide a unique solution to the problem of vulnerability of mission-critical applications.

      Increasing the addressable market for our products. In order to enable significant growth over the next three years, we intend to target logical extensions of our traditional traffic management market, including the areas of blade server software; mobile IP infrastructure, which is a mechanism for maintaining transparent network connectivity to mobile hosts; Web services infrastructure; and utility computing and data center virtualization infrastructure, in which corporations pay only for the computing resources they use. This allows their information technology resources to be allocated on an as-needed basis to meet rapidly changing business demands. In addition, we plan to enter adjacent markets, such as the application security market, with our first product offering being an SSL VPN solution.

      Investing in technology to continue to meet customer needs. We plan to continue to invest in research and development to provide our customers with complete secure application traffic management and secure remote access solutions. Our software-based platforms are designed to quickly and easily expand the features and functionalities of our products, as well as enabling us to develop additional products that address the complex and changing needs of our customers. We will continue to use commodity hardware in order to ensure performance and cost competitiveness. We also plan to deliver specialized software modules that will allow our customers to purchase software for our platforms as upgrades with specific features based on specific requirements.

      Enhancing the existing channel model. We are investing significant resources in order to further develop our indirect sales channels. We plan to expand our indirect sales channels through leading industry resellers, OEMs, systems integrators, Internet service providers and other channel partners. Also, we are leveraging our existing channels by delivering application security products, including FirePass SSL VPNs, making these channels more productive.

      Continuing to build and expand relationships with strategic iControl partners. We plan to capitalize on our strategic relationships with enterprise software vendors who have created interfaces to our products through our iControl API. These vendors provide us significant leverage in the selling process, because they recommend our products to their customers. In order to differentiate ourselves further from our competitors we plan to explore opportunities to further embed iControl into existing and new third party products and to jointly market and sell our solutions to enterprise customers with these key partners.

      Enhancing our brand. We plan to continue building brand awareness that positions us as one of the leading providers of secure application traffic management solutions. Our goal is for the F5 brand to be synonymous with superior performance, high-quality customer service and ease of use.

Products

      Our core technology is software for IP application traffic management and secure remote access to IP networks and applications. We also manufacture several types of systems (which are software and hardware bundled together as an integrated product offering): BIG-IP server appliances; BIG-IP application switches; 3-DNS Controller; BIG-IP Link Controller; and FirePass SSL VPN servers, each incorporating our software with commodity components to provide a complete solution.

     BIG-IP Software and Systems

      Our flagship product is the BIG-IP Controller for local-area application traffic management. BIG-IP software runs on a variety of commodity hardware platforms, including IP application switches and server appliances manufactured by us and our OEM partners, as well as on blade servers manufactured by server vendors such as Dell Inc., Fujitsu Siemens Computers GmbH, Hewlett Packard Company, International Business Machines Corporation and NEC Corporation. The core of BIG-IP is sophisticated software that manages IP traffic at Layer 7, also known as the application layer. Our BIG-IP application switches also perform Layer 2/3 switching and, we believe, industry-leading Layer 4 switching. But we believe it is the superior performance and functionality of the BIG-IP Layer 7 traffic management software that distinguishes it from competing products sold by Cisco Systems, Nortel Networks and others. In addition, BIG-IP has a patented feature, known as “cookie persistence,” which establishes a link between a user and a specific server and enables the user to return to that server if the connection is broken before a transaction is completed.

      BIG-IP server appliances were our original products and accounted for 16.9% of our product revenue for fiscal year 2003. The BIG-IP 520 and 540 server appliances are equipped with Intel processors for high-speed Layer 4-7 processing and are designed to accommodate easily-installed upgrade cards that provide fast, integrated SSL encryption and decryption. Integrated SSL processing has been an important factor of system sales. By offloading SSL processing, which requires significant server and computing power, from servers to our traffic management systems, customers can free up valuable server space for other applications.

      In September 2001 we introduced our first IP application switch, the BIG-IP 5000, in response to customer demand for systems with an increased number of ports allowing them to be connected to many different types of network devices, integrated Layer 2/3 switching and SSL processing capability. We currently offer the high-end BIG-IP 5100, the BIG-IP 2400 mid-range product with integrated Layer 4 switching on an application-specific integrated circuit, or ASIC, developed by our hardware team, and the BIG-IP 1000 entry-level switch.

     3-DNS and Link Controller

      Our other traffic management products include 3-DNS Controller and BIG-IP Link Controller. 3-DNS allows enterprises with geographically dispersed data centers to direct traffic to a particular data center in accordance with customized business rules or to redirect traffic to an available data center if one of their sites becomes overloaded or is shut down for any reason. Link Controller allows enterprises with more than one Internet service provider to manage the use of their available bandwidth to minimize costs while ensuring the highest quality of service. 3-DNS and Link Controller are sold separately on individual IP application switches and server appliances, or bundled with BIG-IP on a single appliance or IP application switch.

     FirePass

      FirePass systems provide SSL VPN access for remote users of IP networks and any applications connected to those networks from any standard Web browser on any device. The components of FirePass include a dynamic policy engine, which manages user authentication and authorization privileges, and special components that enable corporations to give remote users controlled access to the full array of applications and resources within the network.

      Our FirePass line of SSL VPN servers currently includes the FirePass 1000 and the FirePass 4000, which support 100 and 1000 concurrent users, respectively. Both support the complete range of FirePass software features and offer a comprehensive solution for Web-based remote access to corporate applications and desktops.

     Enabling Technologies

      Our products also come equipped with our iControl and iControl Services Manager, or iSM, functions, which are designed to facilitate the broader use of our products. In early 2001, we recognized a growing need for traffic management products that could not only communicate with one another, but also with the increasing number and variety of IP-enabled enterprise applications being deployed by large organizations. At that time we published the iControl interface in a free software development kit, or SDK, that allows customers and independent software vendors to modify their programs to communicate with our products. The use of iControl reduces or eliminates the need for human involvement, significantly reducing the cost of performing basic network functions and dramatically reducing the likelihood of error. Adding this extra functionality to their products is attractive to independent software vendors, and since the introduction of our iControl SDK, we have formed relationships with dozens of software developers including Microsoft Corporation, Oracle Corporation, BEA Systems, Inc., International Business Machines Corporation, Hewlett Packard Company, Siebel Systems, Inc., and Mercury Interactive Corporation. Although we do not derive revenue from iControl itself, the sale of iControl-enabled independent software vendor products helps promote and often leads directly to the sale of our other products.

      iControl Services Manager takes advantage of iControl to provide a single, centralized management and operational interface for our devices. This feature allows customers with dozens or hundreds of our products to upgrade or modify the software on those products simultaneously from a single console. This lowers the cost and simplifies the task of deploying, managing and maintaining our products and reduces the likelihood of error when blanket changes are implemented.

Product Development

      Our future success depends on our ability to maintain technology leadership in secure application traffic management by constantly improving our products and by developing new products to meet the changing needs of our customers. Our product development group, which is divided along product lines, employs a standard process for the development, documentation and quality control of software and systems that is designed to meet these goals. We are currently focused on developing enhancements to our existing traffic management and SSL VPN products in order to deliver greater functionality and performance. We are also developing an integrated application security gateway, which will combine our security and traffic management technologies in order to deliver a network device that protects applications from hostile attacks. By ensuring user-to-system application security and system-to-system application security, the application security gateway will provide comprehensive application security.

      In order to advance our product development, we also engage in technology partnerships with software and component manufacturers that allow us to integrate industry-standard technology with our own products. During the past two years, we have had a close working relationship with Broadcom Corporation, which manufactures the Layer 2/3 switch chips and SSL processors used in our family of application switches.

      Our principal software engineering group, which develops our application traffic management technology, is located in our headquarters in Seattle, Washington. Our FirePass product development team, which includes the original developers of the technology, is located in San Jose, California. Our hardware engineering group is located in Spokane, Washington. Members of these teams collaborate closely with one another on specific projects.

      During the fiscal years ended September 30, 2003, 2002 and 2001, we had research and product development expenses of $19.2 million, $18.0 million and $17.4 million, respectively.

Customers

      We have a globally diversified base of customers, consisting primarily of large enterprises. Although we do not target specific vertical markets, enterprise customers in financial services, manufacturing, transportation and mobile telecommunications currently make up the largest percentage of our customer base. The other significant components of our customer base are Internet service providers, Internet hosting companies and

Internet commerce companies. In fiscal year 2003, international sales represented 34.9% of our net revenues. See note 14 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for additional information regarding our revenues by geographic area.

      Prior to fiscal year 2001, our end-user customer base was comprised primarily of Internet service providers, Internet hosting companies and Internet startups engaged in e-commerce. Starting in the first half of fiscal year 2001, as demand from those customers weakened, we successfully refocused our marketing and sales efforts on large enterprises, which currently account for the majority of our revenue, without any material adverse effect on our revenues. Consistent with our goal of building a strong channel sales model, the majority of our revenue is generated by sales though our distributors, value-added resellers and systems integrators.

      For fiscal year 2003, sales to Ingram Micro Inc., one of our distributors, represented 12.6% of our revenues. Our agreement with Ingram Micro is a standard, non-exclusive distribution agreement that renews automatically on an annual basis and is terminable by either party with 30 days’ prior written notice. The agreement grants Ingram Micro the right to distribute our products to resellers in North America and certain other territories internationally, with no minimum purchase requirements.

Sales and Marketing

     Sales

      We sell our software, systems and services to large enterprise customers through a variety of channels, including OEMs, distributors, value-added resellers and systems integrators. A substantial amount of our revenue for fiscal year 2003 was derived from these channel sales. We also sell our products and services to major accounts through our own direct sales force. In most cases, service contracts are negotiated directly with the customer. Typically, our agreements with our channel partners are not exclusive and do not prevent them from selling competitive products. These agreements typically have terms of one year with no obligation to renew, and typically do not provide for exclusive sales territories or minimum purchase requirements.

      Direct sales. Our field sales personnel are located in major cities throughout North America, Europe and the Asia Pacific region. The inside sales team generates and qualifies leads for regional sales managers and helps manage accounts by serving as a liaison between the field and internal corporate resources. We sell our products directly to a limited group of customers, primarily OEMs, including Dell Inc., Fujitsu Siemens Computers GmbH, Hewlett Packard Company, International Business Machines Corporation and NEC Corporation, and certain large enterprise end-users whose accounts are managed by our major account services team. Field systems engineers also support our regional sales managers by participating in joint sales calls and providing pre-sale technical resources as needed. The majority of our field sales personnel work closely with our channel partners to assist them in selling our products to their customers, as the bulk of our sales are made through distributors or value-added resellers.

      Distributor and value-added reseller relationships. We have established relationships with large national and international distributors, local and specialized distributors and value-added resellers. The distributors sell our products, and the value-added resellers not only sell our products, but also assist their customers in network design, installation and testing. Our primary distributor relationships include Ingram Micro Inc. in North America and in certain territories internationally, and our primary value-added reseller relationships include Milestone Systems, Inc.

      Systems integrators. We also market our products through strategic relationships we have with systems integrators, which design and install networks that incorporate our systems. Systems integrators typically do not purchase and resell equipment to their customers. Instead they typically recommend equipment to their customers for use in the systems they design and install. We currently have relationships with a number of systems integrators, including Electronic Data Systems Corporation.

     Marketing

      The cornerstone of our marketing strategy is the establishment of strong partnerships with large, prominent companies that are leaders in their respective industries. By partnering with these firms, we have been able to gain visibility with prospective customers and access to large accounts that we would not have been able to achieve on our own. Currently, we have three principal types of marketing partnerships that overlap to varying degrees with our sales channel partnerships. These include:

      iControl partnerships. We have established relationships with various independent software vendors who have adapted their applications to interact with our products via the iControl interface. iControl enhances the functionality of third party applications by enabling them to control the network in an automated way, based on business policies and rules associated with the application. As a result, customers who purchase iControl-enabled applications have an incentive to purchase our products in order to take advantage of the enhanced functionality made possible through our technical cooperation.

      Blade server relationships. We have relationships with various system vendors (Dell Inc., Fujitsu Siemens Computers GmbH, Hewlett Packard Company, International Business Machines Corporation and NEC Corporation) to market our BIG-IP Blade Controller software for use on their blade server systems. Market focus and strategy are different for each relationship. In some of these relationships, vendors or their channel partners resell Blade Controller software to their customers.

      OEM partnership with Dell Inc. We license our software to Dell, which resells it on its own line of traffic management products. In conjunction with this arrangement, we participate in joint marketing programs with Dell.

      We engage in a number of marketing programs and initiatives aimed at promoting our brand and creating market awareness of our technology and products. These include actively participating in industry trade shows and briefing industry analysts and members of the trade press on our latest products, and on new business and technology partnerships. In addition, we market our products to chief information officers and other information technology professionals through targeted advertising, direct mail and high-profile Web events.

Backlog

      Our backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers or product specification changes by the customers. Although we believe that the backlog orders are firm, purchase orders may be cancelled by the customer prior to shipment without significant penalty. For this reason, we believe that our backlog at any given date is not a reliable indicator of future revenues.

Customer Service and Technical Support

      Our ability to provide consistent, high-quality customer service and technical support is a key factor in attracting and retaining customers. Prior to the installation of our products, our services personnel work with customers to analyze their network needs and determine the best way to deploy our products and configure product features and functions to meet those needs. Our services personnel also provide on-site installation and training services to help customers make optimal use of product features and functions. Installation generally occurs within 30 days of product shipment to the customer.

      At the time of purchase, customers typically purchase a one-year maintenance contract, renewable annually, which entitles them to an array of services provided by our technical support team. Maintenance services provided under the contract include online updates, software error correction releases, Ask F5, described below, and remote support through a 24 hours a day, 7 days a week help desk, although not all service contracts entitle a customer to round-the-clock call center support. Updates to our software are only available to customers with a current maintenance contract. Our technical support team also offers seminars and training classes for customers on the configuration and use of products, including local and wide area network system administration and management. In addition, we have a professional services team able to provide a full range of fee-based consulting services, including comprehensive network management, documentation and performance analysis, and capacity planning to assist in predicting future network requirements.

      We also offer, as part of our maintenance service, an online, automated, self-help customer support function called Ask F5 that allows customers to answer many commonly asked questions without having to call our support desk. This allows the customer to rapidly address issues and questions, while significantly reducing the number of calls to our support desk. This enables us to provide comprehensive customer support while keeping our support related expenses at a manageable, consistent level.

Manufacturing

      We outsource the manufacturing of our pre-configured hardware platforms to a contract manufacturer, Solectron Corporation, which assembles each product to our specifications. Hardware platforms for our traffic management products consist primarily of a commodity computing platform, custom and commodity ASICs, a rack-mount enclosure system and a custom-designed front panel. Solectron also installs our application traffic management software onto these hardware platforms and conducts functionality testing, quality assurance and documentation control prior to shipping our products.

      Our agreement with Solectron allows them to procure component inventory on our behalf based upon a rolling production forecast. Subcontractors supply Solectron with standard parts and components for our products based on our production forecast. We are contractually obligated to purchase component inventory that our contract manufacturer procures in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. For any completed product inventory carried by Solectron beyond 30 days, Solectron will charge us a monthly carrying fee of 1.5%. Alternatively, we have the option to purchase inventory held by Solectron beyond 30 days to avoid incurring related carrying charges. As protection against component shortages and to provide replacement parts for our service teams, we also stock limited supplies of certain key components for our products.

      In addition, we obtain all of the Layer 2/3 switch chips and the SSL processors used in our family of application switches from Broadcom Corporation. We purchase components from Broadcom on a purchase order basis, with pricing updated at agreed upon intervals. Certain products purchased from Broadcom were designed with our input, but are not exclusive to us. We also designed a Layer 4 ASIC, which is used in one of our products and is manufactured for us by a contract semiconductor foundry.

Competition

      Our principal competitors in the traffic management market are Cisco Systems, Inc. and Nortel Networks Corporation. Other competitors in this market include Foundry Networks, Inc., NetScaler, Inc. and Radware Ltd.

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

      Like Cisco, Nortel has a product set similar to ours and has a longer operating history, greater resources, a larger customer base and a larger sales and service organization. Whereas Cisco has historically focused on large corporate enterprise customers, Nortel has primarily focused on telecommunications and Internet service provider customers.

      Because of our relatively smaller size, market presence and resources, Cisco, Nortel and other larger competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. There is also the possibility that these companies may adopt aggressive pricing policies to gain market share. As a result, our competitors pose a serious competitive threat that could undermine our ability to win new customers and maintain our existing customer base.

      Our most prominent competitors in the SSL VPN market are Aventail Corporation, Neoteris, Inc. and SafeWeb, Inc. NetScreen Technologies, Inc. recently announced its acquisition of Neoteris and Symantec

Corp. recently announced its acquisition of SafeWeb, with both moves designed to allow the buyer to enter the SSL VPN market. Nokia Corporation and Nortel Networks Corporation have also recently introduced SSL VPN products. While we believe our FirePass products are superior to their offerings, some of our competitors have resources and distribution channels that are much larger than ours and could give them a significant competitive advantage in the SSL VPN market. We currently compete with Nortel in the Layer 4-7 traffic management market, and Nokia resells our Layer 4-7 products. In the near term, we do not anticipate that our entry into the SSL VPN market will affect Nokia’s resale of our Layer 4-7 products.

      SSL VPNs are a potential replacement for IPSec VPNs, the most widely deployed solution for secure remote access today. The current leaders in the IPSec VPN market are Check Point Software Technologies, Ltd. and NetScreen, both of which are larger and better-known vendors than us.

Intellectual Property

      We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have obtained three patents in the United States and have applications pending for various aspects of our technology. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. We cannot assure you that any issued patent will preserve our proprietary position, or that competitors or others will not develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

      In addition to our own proprietary software, we incorporate software licensed from several third-party sources into our products. These licenses generally renew automatically on an annual basis. We believe that alternative technologies for this licensed software are available both domestically and internationally.

      F5, F5 Networks, Big-IP, 3-DNS, iControl, iRules and FirePass are our trademarks or registered trademarks. Oracle Financials, BEA Weblogic and Siebel Salesforce Automation are trademarks of Oracle Corporation, BEA Systems, Inc. and Siebel Systems, Inc., respectively.

Employees

      As of September 30, 2003, we employed 507 full-time persons, including 145 in product development, 211 in sales and marketing, 84 in professional services and technical support and 67 in finance, administration and operations. None of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Item 2.     Properties

      Our principal administrative, sales, marketing, research and development facilities are located in Seattle, Washington and consist of approximately 195,000 square feet. In April 2000, we amended and restated the lease agreement on two buildings for our corporate headquarters. The lease commenced in July 2000 on the first building; and the lease on the second building commenced in September 2000. The lease for both buildings expires in 2012 with an option for renewal. The lease for the second building has been fully subleased through 2012. We believe that our existing properties are in good condition and suitable for the conduct of our business. We also lease office space for our product development personnel in Spokane, Washington and San Jose, California and for our sales and support personnel in Washington DC, New York, Hong Kong, Singapore, Taiwan, Japan, Australia, Germany, France, and the United Kingdom. The lease for our Washington, DC office has been primarily subleased through 2007.

Item 3.     Legal Proceedings

      In July and August 2001, a series of putative securities class action lawsuits were filed in United States District Court, Southern District of New York against certain investment banking firms that underwrote the Company’s initial and secondary public offerings, the Company and some of the Company’s officers and directors. These cases, which have been consolidated under In re. F5 Networks, Inc. Initial Public Offering Securities Litigation, No. 01 CV 7055, assert that the registration statements for the Company’s June 4, 1999 initial public offering and September 30, 1999 secondary offering failed to disclose certain alleged improper actions by the underwriters for the offerings. The consolidated, amended complaint alleges claims against the Company and those of our officers and directors named in the complaint under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Other lawsuits have been filed making similar allegations regarding the public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re. Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. In October 2002, the directors and officers were dismissed without prejudice. The issuer defendants filed a coordinated motion to dismiss these lawsuits in July 2002, which the Court granted in part and denied in part in an order dated February 19, 2003. The Court declined to dismiss the Section 11 and Section 10(b) and Rule 10b-5 claims against the Company. In June 2003, a proposal was made for the settlement and release of claims against the issuer defendants, including us, and their directors and officers in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims against the underwriters. The settlement is subject to a number of conditions, including approval by the proposed settling parties and the Court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. Securities class action litigation could result in substantial costs and divert our management’s attention and resources. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, and any unfavorable outcome could have a material adverse impact on our business, financial condition and operating results.

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

Item 4.     Submission of Matters to a Vote of Securities Holders

      During the fourth quarter of the fiscal year ended September 30, 2003, no matters were submitted to a vote of the shareholders of the Company, either through the solicitation of proxies, or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Market Prices of Common Stock

      Our common stock is traded on the Nasdaq National Market under the symbol “FFIV.” The following table sets forth the high and low sales prices of our common stock as reported on the Nasdaq National Market.

	Fiscal Year 2003		Fiscal Year 2002

	High	Low	High	Low

First Quarter	$15.15	$6.40	$28.73	$7.00
Second Quarter	$15.50	$10.70	$27.23	$17.78
Third Quarter	$18.86	$12.15	$23.86	$7.31
Fourth Quarter	$21.85	$16.20	$15.48	$7.13

      The last reported sales price of our common stock on the Nasdaq National Market on October 29, 2003 was $24.28.

      As of October 28, 2003, there were 130 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Dividend Policy

      Our policy has been to retain cash to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.

Equity Compensation Plans

      The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Consolidated Financial Data

      The following consolidated selected historical financial data are derived from our audited historical financial statements. The consolidated balance sheet data as of September 30, 2003 and 2002 and the consolidated statement of operations data for the years ended September 30, 2003, 2002 and 2001 are derived from the audited historical financial statements and related notes that are included elsewhere in this report. The consolidated balance sheet data as of September 30, 2001, 2000 and 1999 and the consolidated statement of operations for the year ended September 30, 2000 and 1999 are derived from the audited historical financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Years Ended September 30,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Consolidated Statement of Operations Data
Net revenues:
Products	$84,197	$82,566	$78,628	$87,980	$23,420
Services	31,698	25,700	28,739	20,665	4,405

Total	115,895	108,266	107,367	108,645	27,825

Cost of net revenues:
Products	17,837	20,241	33,240	24,660	5,582
Services	9,068	10,238	12,265	7,911	1,618

Total	26,905	30,479	45,505	32,571	7,200

Gross profit	88,990	77,787	61,862	76,074	20,625

Operating expenses:
Sales and marketing	53,458	50,581	50,767	36,890	13,505
Research and development	19,246	17,985	17,435	14,478	5,642
General and administrative	12,014	15,045	18,776	9,727	3,869
Restructuring charges	—	3,274	975	—	—
Amortization of unearned compensation	83	443	2,625	2,127	2,487

Total	84,801	87,328	90,578	63,222	25,503

Income (loss) from operations	4,189	(9,541)	(28,716)	12,852	(4,878)
Other income, net	751	1,420	2,021	2,903	534

Income (loss) before income taxes	4,940	(8,121)	(26,695)	15,755	(4,344)
Provision for income taxes	853	489	4,095	2,105	—

Net income (loss)	$4,087	$(8,610)	$(30,790)	$13,650	$(4,344)

Net income (loss) per share — basic	$0.15	$(0.34)	$(1.36)	$0.65	$(0.42)

Weighted average shares — basic	26,453	25,323	22,644	21,137	10,238

Net income (loss) per share — diluted	$0.14	$(0.34)	$(1.36)	$0.59	$(0.42)

Weighted average shares — diluted	28,220	25,323	22,644	23,066	10,238

	Years Ended September 30,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Consolidated Balance Sheet Data
Cash, cash equivalents, and short-term investments	$44,878	$80,333	$69,783	$53,199	$24,797
Restricted cash(1)	6,000	6,000	6,000	6,000	3,013
Long-term investments	34,132	1,346	—	—	—
Total assets	148,173	126,289	124,663	122,420	42,846
Long-term liabilities	1,735	1,315	1,167	238	—
Total shareholders’ equity	110,429	93,685	96,488	87,685	31,973

(1)	Restricted cash represents an escrow account established in connection with a lease agreement for our corporate headquarters. Under the terms of the lease, a $6.0 million certificate of deposit is required through November 2012, unless the lease is terminated prior to that date.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended September 30,

	2003	2002	2001

	(in thousands, except for percentages)
Revenues
Net revenues:
Products	$84,197	$82,566	$78,628
Services	31,698	25,700	28,739

Total	$115,895	$108,266	$107,367

Percentage of net revenues
Products	72.6%	76.3%	73.2%
Services	27.4	23.7	26.8

Total	100.0%	100.0%	100.0%

      Net Revenues. Total net revenues increased 7.0% in fiscal year 2003 from fiscal year ended September 30, 2002, or fiscal year 2002, compared to an increase of 0.8% in fiscal year 2002 from fiscal year 2001. International revenues represented 34.9%, 32.2% and 33.3% of net revenues in fiscal years 2003, 2002 and 2001, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.

      Net product revenues were $84.2 million for fiscal year 2003 compared to $82.6 million for fiscal year 2002 and $78.6 million for fiscal year 2001. The 2.0% increase in fiscal year 2003 was primarily the result of sales in Asia Pacific and Europe. The 5.0% increase in fiscal year 2002 was primarily the result of strong sales in North America, partially offset by decreased sales in the Asia Pacific region.

      Sales of our BIG-IP products represented 82.8%, 84.1% and 78.9% of total product revenues in fiscal years 2003, 2002 and 2001, respectively. Our BIG-IP products consist of server appliances and IP application switches. Our IP application switch products, including BIG-IP 1000, BIG-IP 2400 and the BIG-IP 5100 were introduced in the first quarter of fiscal year 2003 and represented 41.8% of product revenues in fiscal year 2003. We expect to continue to derive a significant portion of our product revenues from sales of BIG-IP in the future and expect the percentage of BIG-IP revenues derived from IP application switches to continue to increase as a percentage of total product revenues.

      Net service revenues were $31.7 million for fiscal year 2003 compared to $25.7 million for fiscal year 2002 and $28.7 million for fiscal year 2001. Service revenues increased by 23.3% in fiscal year 2003 primarily due to an increase in the renewal of service and support contracts by existing customers, as our installed base increased. The 10.6% decrease in service revenues in fiscal year 2002 compared to fiscal year 2001 was primarily due to changes in pricing and a larger percentage of our resellers providing maintenance and installation to end-users, partially offset by an increase in the renewal of service and support contracts by existing customers.

      Ingram Micro Inc., one of our domestic distributors, accounted for 12.6% of our total net revenues for fiscal year 2003. Ingram Micro accounted for 17.8% of our accounts receivable as of September 30, 2003. No individual customer or distributor represented more than 10% of our total net revenues or accounts receivable for fiscal years 2002 and 2001.

	Years Ended September 30,

	2003	2002	2001

	(in thousands, except for
	percentages)
Gross margin
Cost of net revenues:
Products	$17,837	$20,241	$33,240
Services	9,068	10,238	12,265

Total	26,905	30,479	45,505

Gross margin	$88,990	$77,787	$61,862

Gross margin (as a percentage of related net revenue)
Cost of net revenues:
Products	21.2%	24.5%	42.3%
Services	28.6	39.8	42.7

Total	23.2	28.2	42.4

Gross margin	76.8%	71.8%	57.6%

      Cost of Net Product Revenues. Cost of net product revenues decreased to $17.8 million in fiscal year 2003 from $20.2 million in fiscal year 2002 and $33.2 million in fiscal year 2001. Cost of net product revenues decreased as a percent of net product revenue to 21.2% in fiscal year 2003 from 24.5% in fiscal year 2002 and 42.3% in fiscal year 2001. The decrease in fiscal year 2003 was primarily the result of lower warranty, manufacturing and component costs. The decrease in fiscal year 2002 was primarily the result of lower excess inventory charges and manufacturing costs partially offset by increased warranty costs. Further, in fiscal year 2002, we unified our supply chain with a single contract manufacturer and, as result, have improved our manufacturing efficiencies, as well as realized lower component costs.

      Cost of Net Service Revenues. Cost of net service revenues decreased to $9.1 million in fiscal year 2003 from $10.2 million in fiscal year 2002 and $12.3 million in fiscal year 2001. Cost of net service revenues decreased as a percent of net service revenues to 28.6% in fiscal year 2003 from 39.8% in fiscal year 2002 and 42.7% in fiscal year 2001. The decrease in fiscal year 2003 was primarily due to a decrease in personnel related costs associated with a decline in service personnel headcount and related costs during the last quarter of fiscal year 2002. This decrease in fiscal year 2002 was primarily due to improved operational efficiencies and a decrease in headcount and related costs.

	Years Ended September 30,

	2003	2002	2001

	(in thousands, except for
	percentages)
Operating expenses
Sales and marketing	$53,458	$50,581	$50,767
Research and development	19,246	17,985	17,435
General and administrative	12,014	15,045	18,776
Restructuring charges	—	3,274	975
Amortization of unearned compensation	83	443	2,625

Total	$84,801	$87,328	$90,578

Operating expenses (as a percentage of net revenue)
Sales and marketing	46.1%	46.7%	47.3%
Research and development	16.6	16.6	16.2
General and administrative	10.4	13.9	17.5
Restructuring charges	—	3.0	0.9
Amortization of unearned compensation	0.1	0.5	2.5

Total	73.2%	80.7%	84.4%

      Sales and Marketing. Sales and marketing expenses consist primarily of the salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, and an allocation of our facilities and depreciation expenses. Sales and marketing expenses increased 5.7% to $53.5 million in fiscal year 2003 from $50.6 million in fiscal year 2002. The increase in fiscal year 2003 related primarily to increased payroll and related personnel costs, and travel related expenses. Sales and marketing expenses decreased to $50.6 million in fiscal year 2002 from $50.8 million in fiscal year 2001. The decrease in fiscal year 2002, compared to fiscal year 2001, was due to a decrease in trade show and promotional activities and decreased business travel expenses, partially offset by increased personnel costs as we continued to expand our international operations. We expect to continue to increase sales and marketing expenses in order to grow net revenues and expand our brand awareness.

      Research and Development. Research and development expenses consist primarily of the salaries and related benefits for our product development personnel and an allocation of our facilities and depreciation expenses. Research and development expenses increased 7.0% to $19.2 million in fiscal year 2003, from $18.0 million in fiscal year 2002 and $17.4 million in fiscal year 2001. The increase in fiscal year 2003 was due to increased personnel related costs associated with an increase in headcount to 145 from 127 primarily as a result of the acquisition of substantially all the assets of uRoam and an increase in prototype expenses. The increase in fiscal year 2002 was due to increased personnel related costs and expenses related to the development of new products. We expect to continue to increase research and development expenses as our future success is dependent on the continued enhancement of our current products and our ability to develop new products that meet the changing needs of our customers.

      General and Administrative. General and administrative expenses consist primarily of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges and an allocation of our facilities and depreciation expenses. General and administrative expenses decreased 20.1% to $12.0 million in fiscal year 2003 from $15.0 million in fiscal year 2002 and $18.8 million in fiscal year 2001. The decrease in fiscal year 2003 is primarily due to a decrease in professional services related to patent prosecution and other activities related to our intellectual property and lower bad debt charges. The decrease in fiscal year 2002 is primarily due to lower bad debt charges and lower facilities expenses resulting from the sublease of one of our buildings, partially offset by an increase in professional services related to patent prosecution and other activities related to our intellectual property.

      Restructuring Charges. During the third quarter of fiscal year 2002, we recorded a restructuring charge of $2.8 million in connection with management’s decision to exit the cache appliance business. As a result of changes in the business, we wrote down certain assets, consolidated operations and terminated 47 employees throughout all divisions of F5 Networks. In July 2002, all identified employees had been notified and terminated resulting in an additional charge of $0.5 million related to employee separation costs.

      During the first fiscal quarter of 2001, we recorded a restructuring charge totaling $1.1 million in connection with our management’s decision to bring operating expenses in line with the business revenue growth model. Accordingly, we terminated 96 employees throughout all divisions of F5 Networks. By the end of January 2001, all identified employees had been terminated. During the quarter ended March 31, 2001, we reversed $96,000 of previous estimates. As of September 30, 2001, substantially all of the restructuring charges accrued during the first quarter of 2001 had been paid. See note 8 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for a discussion of continuing restructuring liabilities.

      Amortization of Unearned Compensation. We have recorded a total of $8.3 million of stock compensation costs since our inception through September 30, 2003. These charges represent the difference, on the grant date, between the exercise price and the deemed fair value of certain stock options granted to our employees and outside directors. These options generally vest ratably over a four-year period. We are amortizing these costs using an accelerated method as prescribed by Financial Accounting Standards Board, or FASB, interpretation No. 28 (FIN No. 28) and recorded stock compensation charges of $0.1 million, $0.4 million, and $2.6 million for the fiscal years 2003, 2002 and 2001, respectively. Unamortized stock-based compensation totaled $10,000 at September 30, 2003.

	Years Ended September 30,

	2003	2002	2001

	(in thousands, except for
	percentages)
Other Income and Income Taxes
Income (loss) from operations	$4,189	$(9,541)	$(28,716)
Other income, net	751	1,420	2,021

Income (loss) before income taxes	4,940	(8,121)	(26,695)
Provision for income taxes	853	489	4,095

Net income (loss)	$4,087	$(8,610)	$(30,790)

Other Income and Income Taxes (as percentage of revenue)
Income (loss) from operations	3.6%	(8.8)%	(26.7)%
Other income, net	0.7	1.3	1.9
Income (loss) before income taxes	4.3	(7.5)	(24.9)
Provision for income taxes	0.8	0.5	3.8

Net income (loss)	3.5%	(8.0)%	(28.7)%

      Other Income, Net. Other income, net, consists primarily of investment income and foreign currency transaction gains and losses. Other income, net, decreased 47.1% to $0.8 million in fiscal year 2003 from $1.4 million in fiscal year 2002 and $2.0 million in fiscal year 2001. The decrease in fiscal year 2003 was primarily due to realized losses on sales of investments, declining interest rates and interest income, and an increase in foreign currency transaction losses. The decrease in fiscal year 2002 was related to declining interest rates and investment income.

      Provision for Income Taxes. The provision for income taxes was $0.9 million, $0.5 million and $4.1 million for fiscal years 2003, 2002 and 2001, respectively. The provision for income taxes represents foreign taxes related to our international operation, with the exception of fiscal year 2001, which includes a charge of $3.4 million to provide a full valuation allowance against the net deferred tax assets. No federal or state income taxes were provided in fiscal years 2002 or 2003.

Liquidity and Capital Resources

      We have funded our operations with our cash balances, cash generated from operations and proceeds from public offerings.

	Years Ended September 30,

	2003	2002	2001

	(in thousands)
Liquidity and Capital Resources
Cash and cash equivalents	$10,351	$20,801	$18,321
Cash provided by (used in) operating activities	14,610	9,505	(11,833)
Cash used in investing activities	(38,053)	(12,663)	(24,709)
Cash provided by financing activities	12,833	5,483	36,343

      We consider all highly liquid investments with maturities of three months or less to be cash equivalents. Cash and cash equivalents totaled $10.4 million at the end of fiscal year 2003, compared to $20.8 million at the end of fiscal year 2002 and $18.3 million at the end of fiscal year 2001.

      Cash provided by operating activities during fiscal year 2003 was $14.6 million compared to $9.5 million in fiscal year 2002 and cash used in operating activities was $11.8 million in fiscal year 2001. Cash provided by operating activities in fiscal years 2003 and 2002 resulted primarily from cash generated from net income, after adjusting for non-cash charges, changes in operating assets and liabilities and an increase in deferred revenue due to an increase in the renewal of service and support contracts by existing customers. Cash used in operating activities in fiscal year 2001 resulted primarily from operating losses, partially offset by a decrease in net accounts receivable.

      Cash used in investing activities was $38.1 million for the fiscal year 2003, $12.7 million for fiscal year 2002 and $24.7 million for fiscal year 2001. The cash used in investing activities in fiscal year 2003 was primarily the result of the $27.4 million used to acquire substantially all the assets of uRoam and purchase of investments and property and equipment partially offset by the sale of investments. Cash used in each of fiscal years 2002 and 2001 were due primarily to the purchase of investments and property and equipment, partially offset by the sale of investments.

      Cash provided by financing activities was $12.8 million for fiscal year 2003 compared to $5.5 million for fiscal year 2002 and $36.3 million for the fiscal year 2001. In fiscal years 2003 and 2002, our financing activities primarily related to cash received from the exercise of employee stock options and the purchase of common shares under our employee stock purchase plan. In fiscal year 2001, we also received $34.9 million related to the issuance of common stock and warrants to Nokia Finance International B.V. The warrants expired in January 2003 without being exercised.

      We expect that our existing cash balances and cash from operations will be sufficient to meet our anticipated working capital and capital expenditures for the foreseeable future.

Contractual Obligations and Commercial Commitments

      As of September 30, 2003, our principal commitments consisted of obligations outstanding under operating leases. In April 2000, we amended and restated the lease agreement relating to two buildings for our corporate headquarters. The lease commenced in July 2000 on the first building; and the lease on the second building commenced in September 2000. The lease for both buildings expires in 2012 with an option for renewal. The lease for the second building has been fully subleased through 2012. We established a restricted escrow account in connection with this lease agreement. Under the term of the lease, a $6.0 million certificate of deposit is required through November 2012, unless the lease is terminated before then. This amount has been included on our balance sheet as a component of restricted cash. Contractual obligations reflected in the following table are net of sublease income.

Payments Due by Period

		Less than	1-3	4-5	After 5
Obligations	Total	1 year	Years	Years	Years

	(in thousands)
Operating leases	$18,474	$2,727	$4,306	$3,971	$7,470

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

      Revenue Recognition. We recognize revenue in accordance with the guidance provided under Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists,” and Securities and Exchange Commission, or SEC, Staff Accounting Bulleting (SAB) No. 101, “Revenue Recognition in Financial Statements.”

      We sell products through resellers, OEMs, and other channel partners, as well as directly to end users, under similar terms. We recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Product revenues from OEM agreements are recognized based on reporting of sales from the OEM partner. Whenever a software license, hardware, installation and post-contract customer support, or PCS, elements are combined into a package with a single “bundled” price, a portion of the sales price is allocated to each element of the bundled elements based on their respective fair values as determined when the individual elements are sold separately. Revenues from the license of software are recognized when the software has been shipped and the customer is obligated to pay for the software. When rights of return are present and we cannot estimate returns, we recognize revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes rights to upgrades, when and if available, a limited period of telephone support, updates, and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.

      Our ordinary payment terms to our domestic customers are net 30 days. Our ordinary payment terms to our international customers are net 30 to 90 days based on normal and customary trade practices in the individual markets. We have offered extended payment terms beyond ordinary terms to some customers. For these arrangements, revenue is recognized when payments become due.

      Reserve for Doubtful Accounts. Estimates are used in determining our allowance for doubtful accounts and are based on a percentage of our accounts receivable by aging category. In determining these percentages, we evaluate historical write-offs, current trends in the credit quality of our customer base, as well as changes in the credit policies. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require any collateral. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our allowance for doubtful accounts may not be insufficient.

      Reserve for Product Returns. Product returns are estimated based on historical experience by type of product and are recorded at the time revenues are recognized. In some instances, product revenue from distributors is subject to agreements allowing rights of return. Accordingly, we reduce recognized revenue for estimated future returns at the time revenue is recorded. When rights of return are present and we cannot estimate returns, revenue is recognized when such rights lapse. The estimates for returns are adjusted periodically based upon changes in historical rates of returns, inventory in the distribution channel, and other related factors. It is possible that these estimates will change in the future or that the actual amounts could vary from our estimates and result in reductions to recognized revenues.

      Reserve for Excess or Obsolete Inventory. We currently reserve for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory charges may be required.

      Reserve for Warranties. A warranty reserve is established based on our historical experience and an estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

      Income Tax Valuation Allowance. The Company has net deferred tax assets at September 30, 2003 totaling approximately $30.7 million, which are fully offset by a valuation allowance due to management’s determination that the criteria for recognition have not been met. In the event management were to determine that the Company would be able to realize its net deferred tax assets in the future, an adjustment to the deferred tax assets would be made, increasing net income (or decreasing net loss) in the period in which such a determination was made.

      As of September 30, 2003, approximately $12.7 million of the valuation allowance related to the Company’s net operating loss carry forwards is derived from the tax benefits of stock option deductions. At such time as the valuation allowance related to their deductions is released, the benefits will be credited to additional paid in capital.

      Purchase Price Allocation. During 2003, the Company acquired substantially all of the assets and assumed certain liabilities of uRoam, Inc. for cash of $25 million. The Company also incurred $2.4 million of direct transaction costs for a total purchase price of $27.4 million. The total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair value. The excess of the purchase price over the fair value was recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed were based upon estimates and assumptions developed by management and other information compiled by management.

Recent Accounting Pronouncements

      In May 2003, FASB issued Statement of Financial Accounting Standard No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity” (SFAS No. 150). SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of this standard did not have an impact on our consolidated financial statements.

      In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149), which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement of Financial Accounting Standards No. 133, when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements. The adoption of this standard did not have an impact on our consolidated financial statements.

      In January 2003, FASB issued Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the company will hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. The adoption of this interpretation did not have an impact on our consolidated financial statements.

      In November 2002, FASB issued Interpretation No. 45 (FIN No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002. The additional disclosures required by FIN No. 45 have been included in the notes to our consolidated financial statements.

Risk Factors

      In addition to the other information in this report, the following risk factors should be carefully considered in evaluating our company and its business.

Our success depends on sales and continued innovation of our BIG-IP product line

      For the fiscal year ended September 30, 2003, we derived 82.8% of our product revenues from sales of our BIG-IP product line. We expect to derive a significant portion of our net revenues from sales of our BIG-IP products in the future. Implementation of our strategy depends upon BIG-IP being able to solve critical network availability and performance problems of our customers. If BIG-IP is unable to solve these problems for our customers, or if we are unable to sustain the high levels of innovation in BIG-IP’s product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.

Our success depends on our timely development of new products and features and proper management of the timing of the life cycle of our products

      We expect the secure application traffic management market to be characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Our continued success depends on our ability to identify and develop new products and new features for our existing products to meet the demands of these changes, and for those products and features to be accepted by our existing and target customers. If we are unable to identify, develop and deploy new products and new product features on a timely basis, or if those products do not gain market acceptance, our business and results of operations may be harmed.

      The current life cycle of our products is typically 12 to 24 months. The introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new products. This could harm our operating results by decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. We have also experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. This has led to, and may in the future lead to, delayed sales, increased expenses and lower quarterly revenue than anticipated. Also, in the development of our products, we have experienced delays in the prototyping of our products, which in turn has led to delays in product introductions. In addition, complexity and difficulties in managing product transitions at the end-of-life stage of a product can create excess inventory of components associated with the outgoing product that can lead to increased expenses. Any or all of the above problems could materially harm our business and operating results.

We may not be able to compete effectively in the emerging secure application traffic management market

      The markets we serve are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors in the secure application traffic management market include Cisco Systems, Inc., Nortel Networks Corporation, Foundry Networks, Inc., NetScaler, Inc., Radware Ltd. and NetScreen Technologies, Inc. We expect to continue to face additional competition as new participants enter the traffic management market. In addition, larger companies with significant resources, brand recognition and sales channels may form alliances with or acquire competing traffic management solutions and emerge as significant competitors. Potential competitors may bundle their products or incorporate an Internet traffic management component into existing products in a manner that discourages users from purchasing our products. Potential customers may also choose to purchase additional or larger servers instead of our products.

Our quarterly and annual operating results are volatile and may cause our stock price to fluctuate

      Our quarterly and annual operating results have varied significantly in the past and will vary significantly in the future, which makes it difficult for us to predict our future operating results. In particular, we anticipate that the size of customer orders may increase as we continue to focus on larger business accounts. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. In the past, a majority of our sales have been realized near the end of a quarter. Accordingly, a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. Furthermore, we base our decisions regarding our operating expenses on anticipated revenue trends and our expense levels are relatively fixed. Consequently, if revenue levels fall below our expectations, our net income will decrease because only a small portion of our operating expenses vary with our revenues.

      We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance. Our operating results may be below the expectations of securities analysts and investors in future quarters or years. Our failure to meet these expectations will likely harm the market price of our common stock.

The average selling price of our products may decrease and our costs may increase, which may negatively impact gross profits

      We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors or other factors. Therefore, in order to maintain our gross profits, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our product costs. Our failure to do so will cause our net revenue and gross profits to decline, which will harm our business and results of operations. In addition, we may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices.

It is difficult to predict our future operating results because we have an unpredictable sales cycle

      Our products have a lengthy sales cycle, which is difficult to predict. Historically, our sales cycle has ranged from approximately two to three months and has tended to lengthen as we have increasingly focused our sales efforts on the enterprise market. Also, as our distribution strategy has evolved into more of a channel model, utilizing value-added resellers, distributors and systems integrators, the level of variability in the length of sales cycle across transactions has increased and made it more difficult to predict the timing of many of our sales transactions. Sales of our BIG-IP and 3-DNS products require us to educate potential customers in their use and benefits. Sales of our products are subject to delays from the lengthy internal budgeting, approval and competitive evaluation processes that large corporations and governmental entities may require. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to testing our products before they decide whether or not to purchase. Customers may also defer orders as a result of anticipated releases of new products or enhancements by our competitors or us. As a result, our products have an unpredictable sales cycle that contributes to the uncertainty of our future operating results.

Our business may be harmed if our contract manufacturer is not able to provide us with adequate supplies of our products or if this single source of hardware assembly is lost or impaired

      We rely on a third party contract manufacturer to assemble our products. We outsource the manufacturing of our hardware platforms to this contract manufacturer who assembles these hardware platforms to our specifications. We have experienced minor delays in shipments from contract manufacturers in the past. However, if we experience major delays in the future or other problems, such as inferior quality and insufficient quantity of product, any one or a combination of these factors may harm our business and results of operations. The inability of our contract manufacturer to provide us with adequate supplies of our products or the loss of our contract manufacturer may cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and may harm our business and results of operations. In particular, because we subcontract substantially all of our manufacturing to a single contract manufacturer, with whom we do not have a long-term contract, any termination, loss or impairment in our arrangement with this single source of hardware assembly, or any impairment of their facilities or operations, would harm our business, financial condition and results of operation.

      If the demand for our products grows, we will need to increase our raw material and component purchases, contract manufacturing capacity and internal test and quality functions. Any disruptions in product flow may limit our revenue, may harm our competitive position and may result in additional costs or cancellation of orders by our customers.

Our business could suffer if there are any interruptions or delays in the supply of hardware components from our third-party sources

      We currently purchase several hardware components used in the assembly of our products from a number of single or limited sources. Lead times for these components vary significantly. Any interruption or delay in the supply of any of these hardware components, or the inability to procure a similar component from alternate sources at acceptable prices within a reasonable time, may delay assembly and sales of our products and, hence, our revenues, and may harm our business and results of operations.

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

      Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We are actively involved in disputes and licensing discussions with others regarding their claimed proprietary rights and cannot assure you that we will always successfully defend ourselves against such claims. If we are found to infringe the proprietary rights of others, or if we otherwise settle such claims, we could be compelled to pay damages or royalties and either obtain a license to those intellectual property rights or alter our products so that they no longer infringe upon such proprietary rights. Any license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. In addition, we have initiated, and may in the future initiate, claims or litigation against third parties for infringement of our proprietary rights, including infringement of a patent we hold on our “cookie persistence” technology, to determine the scope and validity of our proprietary rights or those of our competitors. Any of these claims, whether claims that we are infringing the proprietary rights of others, or vice versa, with or without merit, may be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to cease using infringing technology, develop non-infringing technology or enter into royalty or licensing agreements. Further, our license agreements typically require us to indemnify our customers and resellers for infringement actions related to our technology, which could cause us to become involved in infringement claims made against our customers or resellers. Any of the above-described circumstances relating to intellectual property rights disputes could result in our business and results of operations being harmed.

Future changes in financial accounting standards or our revenue recognition policies may cause adverse unexpected revenue fluctuations and affect our reported results of operations

      A change in accounting policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

      In particular, if we are required to record stock option grants as compensation expense on our income statement, our profitability may be reduced significantly. The current methodology for expensing such stock options is based on, among other things, the historical volatility of the underlying stock. Our stock price has been historically volatile. Therefore, the adoption of an accounting standard requiring companies to expense stock options would negatively impact our profitability and may adversely impact our stock price. In addition, the adoption of such a standard could limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.

      Similarly, while we believe our current revenue recognition policies and practices are consistent with applicable accounting standards, current revenue recognition accounting standards, and accounting guidance with respect to such standards, are subject to change. Such changes could lead to unanticipated changes in our current revenue accounting practices, and such changes could significantly reduce our future revenues and earnings, which would likely have a material adverse effect on the price of our common stock.

We may not be able to sustain or develop new distribution relationships and a reduction or delay in sales to a significant distribution partner could hurt our business

      Our sales strategy requires that we establish and maintain multiple distribution channels in the United States and internationally through leading industry resellers, original equipment manufacturers, or OEMs, systems integrators, Internet service providers and other channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. If we are unable to establish and maintain our indirect sales channels, our business and results of operations will be harmed. In addition, one distributor of our products accounted for 12.6% of our net revenue for the fiscal year ended September 30, 2003. During the fiscal year ended September 30, 2002, no single reseller or customer accounted for more than 10% of our net revenue. A substantial reduction or delay in sales of our products to this or any other key distribution partner could harm our business, operating results and financial condition.

Undetected software errors may harm our business and results of operations

      Software products frequently contain undetected errors when first introduced or as new versions are released. We have experienced these errors in the past in connection with new products and product upgrades. We expect that these errors will be found from time to time in new or enhanced products after commencement of commercial shipments. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. We may also be subject to liability claims for damages related to product errors. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. A material product liability claim may harm our business and results of operations.

      Our products must successfully operate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of software errors, whether caused by our products or another vendor’s products, may result in the delay or loss of market acceptance of our products. The occurrence of any of these problems may harm our business and results of operations.

Our expansion into international markets may not succeed

      We intend to continue expanding into international markets. International sales represented 34.9% of our net revenues for the fiscal year ended September 30, 2003, 32.2% of our net revenues for the fiscal year ended September 30, 2002 and 33.3% of our net revenues for the fiscal year ended September 30, 2001. We have engaged sales personnel throughout Europe and the Asia Pacific region. Our continued growth will require further expansion of our international operations in the European, Asia Pacific and other markets. If we are unable to expand our international operations successfully and in a timely manner, our business and results of operations may be harmed. Such expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally.

Our operating results are exposed to risks associated with international commerce

      As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to potential recessions in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political, or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements, and natural disasters. All of these factors could have a material adverse effect on our business. In particular, in fiscal year 2003, we derived 13.8% of our total revenue from the Japanese market and this revenue is dependent on a number of factors outside our control, including the viability and success of our resellers and the strength of the Japanese economy, which has been weak in recent years.

Acquisitions, including our recent acquisition of substantially all of the assets of uRoam, Inc., present many risks and we may not realize the financial and strategic goals that are contemplated at the time of the transaction

      With respect to our July 2003 acquisition of substantially all of the assets of uRoam, Inc., as well as any other future acquisitions we may undertake, we may find that the acquired assets do not further our business strategy as expected, or that we paid more than what the assets are later worth, or that economic conditions change, all of which may generate future impairment charges. There may be difficulty integrating the operations and personnel of the acquired business, and we may have difficulty retaining the key personnel of the acquired business. In the case of the assets acquired from uRoam, Inc., because it was based in Northern California and because the employees we hired in connection with the acquisition were not relocated to Seattle, the above-mentioned integration and personnel retention issues represent a particular risk to us. We may have difficulty in incorporating the acquired technologies or products with our existing product lines. Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations. We may have difficulty maintaining uniform standards, controls, procedures and policies across locations. We may experience significant problems or liabilities associated with the product quality, technology and other matters.

      Our inability to successfully operate and integrate newly-acquired businesses appropriately, effectively and in a timely manner, or to retain key personnel of uRoam, Inc. or any other acquired business, could have a material adverse effect on our ability to take advantage of further growth in demand for integrated traffic management and security solutions and other advances in technology, as well as on our revenues, gross margins and expenses.

Our success depends on our key personnel and our ability to attract, train and retain qualified marketing and sales, professional services and customer support personnel

      Our success depends to a significant degree upon the continued contributions of our key management, product development, sales, marketing and finance personnel, many of which may be difficult to replace. The complexity of our secure application traffic management products and their integration into existing networks and ongoing support, as well as the sophistication of our sales and marketing effort, requires us to retain highly trained professional services, customer support and sales personnel. In spite of the economic downturn, competition for qualified professional services, customer support and sales personnel in our industry is intense because of the limited number of people available with the necessary technical skills and understanding of our products. Our ability to retain and hire these personnel may be adversely affected by volatility or reductions in the price of our common stock, since these employees are generally granted stock options. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring qualified personnel, may harm our business and results of operations.

We face litigation risks

      We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in the lawsuits pending against us and we are vigorously contesting these allegations. Responding to the allegations has been, and probably will be, expensive and time-consuming for us. An unfavorable resolution of the lawsuits could adversely affect our business, results of operations, or financial condition.

Anti-takeover provisions could make it more difficult for a third party to acquire us

      Our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of our company without further action by our stockholders and may adversely affect the voting and other rights of the holders of common stock. Further, certain provisions of our bylaws, including a provision limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of our company, which could have an adverse effect on the market price of our common stock. In addition, our articles of incorporation provide for a staggered board, which may make it more difficult for a third party to gain control of our board of directors. Similarly, state anti-takeover laws in the State of Washington related to corporate takeovers may prevent or delay a change of control of our company.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

      Interest Rate Risk. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 20% of the total portfolio with the exception of treasury securities, commercial paper and money market funds, which are exempt from size limitation. The policy requires investments in securities that mature in two years or less, with the average maturity being one year or less. These securities are subject to interest rate risk and will decrease in value if interest rates increase. A decrease of one percent in the average interest would have resulted in a decrease of approximately $0.7 million in our interest income.

	Maturing in

	Three months	Three months	Greater than
	or less	to one year	one year	Total	Fair value

	(in thousands, except for percentages)
September 30, 2003
Included in cash and cash equivalents	$3,972	$—	$—	$3,972	$3,972
Weighted average interest rate	1.1%	—	—	—	—
Included in short-term investments	$29,409	$5,118	$—	$34,527	$34,527
Weighted average interest rates	1.6%	2.1%	—	—	—
Included in long-term investments	$—	$—	$34,132	$34,132	$34,132
Weighted average interest rates	—	—	2.0%	—	—
September 30, 2002
Included in cash and cash equivalents	$3,582	$—	$—	$3,582	$3,582
Weighted average interest rate	1.9%	—	—	—	—
Included in short-term investments	$—	$41,591	$17,941	$59,532	$59,532
Weighted average interest rates	—	2.2%	3.3%	—	—
September 30, 2001
Included in cash and cash equivalents	$8,169	$—	$—	$8,169	$8,169
Weighted average interest rate	4.1%	—	—	—	—
Included in short-term investments	$—	$33,500	$17,294	$50,794	$51,462
Weighted average interest rates	—	4.6%	3.4%	—	—

      Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 2003 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, as we continue to expand our operations internationally, they may become significant in the future. We have not engaged in foreign currency hedging to date. However, we may do so in the future.

Item 8. Consolidated Financial Statements and Supplementary Data

F5 Networks, Inc.

Report of Independent Auditors

To the Board of Directors and Shareholders

     of F5 Networks, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of F5 Networks, Inc. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

October 24, 2003

F5 NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,

	2003	2002

	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$10,351	$20,801
Short-term investments	34,527	59,532
Accounts receivable, net of allowances of $3,049 and $5,452	19,325	20,404
Inventories	762	349
Other current assets	4,779	4,713

Total current assets	69,744	105,799

Restricted cash	6,000	6,000
Property and equipment, net	10,079	12,211
Long-term investments	34,132	1,346
Goodwill	24,188	—
Other assets, net	4,030	933

Total assets	$148,173	$126,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,714	$3,685
Accrued liabilities	13,148	13,546
Deferred revenue	19,147	14,058

Total current liabilities	36,009	31,289

Other long-term liabilities	1,584	1,315
Deferred tax liability	151	—

Total long-term liabilities	1,735	1,315

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 100,000 shares authorized, 27,403 and 25,730 shares issued and outstanding	141,709	128,876
Unearned compensation	(10)	(93)
Accumulated other comprehensive income	195	454
Accumulated deficit	(31,465)	(35,552)

Total shareholders’ equity	110,429	93,685

Total liabilities and shareholders’ equity	$148,173	$126,289

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,

	2003	2002	2001

	(In thousands, except per share data)
Net revenues
Products	$84,197	$82,566	$78,628
Services	31,698	25,700	28,739

Total	115,895	108,266	107,367

Cost of net revenues
Products	17,837	20,241	33,240
Services	9,068	10,238	12,265

Total	26,905	30,479	45,505

Gross profit	88,990	77,787	61,862

Operating expenses
Sales and marketing	53,458	50,581	50,767
Research and development	19,246	17,985	17,435
General and administrative	12,014	15,045	18,776
Restructuring charges	—	3,274	975
Amortization of unearned compensation	83	443	2,625

Total	84,801	87,328	90,578

Income (loss) from operations	4,189	(9,541)	(28,716)
Other income, net	751	1,420	2,021

Income (loss) before income taxes	4,940	(8,121)	(26,695)
Provision for income taxes	853	489	4,095

Net income (loss)	$4,087	$(8,610)	$(30,790)

Net income (loss) per share — basic	$0.15	$(0.34)	$(1.36)

Weighted average shares — basic	26,453	25,323	22,644

Net income (loss) per share — diluted	$0.14	$(0.34)	$(1.36)

Weighted average shares — diluted	28,220	25,323	22,644

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Notes		Accumulated
	Common Stock		Receivable		Other		Total
			From	Unearned	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shareholders	Compensation	Income/(Loss)	Deficit	Equity

	(In thousands)
Balance, September 30, 2000	21,613	$87,419	$(469)	$(3,061)	$(52)	$3,848	$87,685
Exercise of employee stock options	608	642	—	—	—	—	642
Exercise of stock warrants	9	—	—	—	—	—	—
Issuance of stock under employee stock purchase plan	154	1,667	—	—	—	—	1,667
Repurchase of common stock	(30)	(1,082)	—	—	—	—	(1,082)
Issuance of common stock and warrants to Nokia (net of issuance costs of $1.75 million)	2,466	34,928	—	—	—	—	34,928
Payment on note receivable from stockholder for exercise of stock options	—	—	188	—	—	—	188
Cancellation of unvested stock options from stockholder	(56)	(281)	281	—	—	—	—
Unearned compensation on stock option grants	—	100	—	(100)	—	—	—
Amortization of unearned compensation	—	—	—	2,625	—	—	2,625
Net loss	—	—	—	—	—	(30,790)	—
Foreign currency translation adjustment	—	—	—	—	(27)	—	—
Unrealized gain on securities	—	—	—	—	652	—	—
Comprehensive loss	—	—	—	—	—	—	(30,165)

Balance, September 30, 2001	24,764	123,393	—	(536)	573	(26,942)	96,488
Exercise of employee stock options	765	3,752	—	—	—	—	3,752
Issuance of stock under employee stock purchase plan	201	1,731	—	—	—	—	1,731
Amortization of unearned compensation	—	—	—	443	—	—	443
Net loss	—	—	—	—	—	(8,610)	—
Foreign currency translation adjustment	—	—	—	—	(285)	—	—
Unrealized gain on securities	—	—	—	—	166	—	—
Comprehensive loss	—	—	—	—	—	—	(8,729)

Balance, September 30, 2002	25,730	128,876	—	(93)	454	(35,552)	93,685
Exercise of employee stock options	1,424	10,827	—	—	—	—	10,827
Issuance of stock under employee stock purchase plan	249	2,006	—	—	—	—	2,006
Amortization of unearned compensation	—	—	—	83	—	—	83
Net income	—	—	—	—	—	4,087	—
Foreign currency translation adjustment	—	—	—	—	(161)	—	—
Unrealized loss on securities	—	—	—	—	(98)	—	—
Comprehensive income	—	—	—	—	—	—	3,828

Balance, September 30, 2003	27,403	$141,709	$—	$(10)	$195	$(31,465)	$110,429

The accompanying notes are an integral part of these consolidated financial statements

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2003	2002	2001

	(In thousands)
Operating activities
Net income (loss)	$4,087	$(8,610)	$(30,790)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Restructuring charges	—	2,771	975
Provisions for asset write downs	—	1,090	345
Provision for inventory write downs	—	325	4,019
Realized (gain) loss on sale of assets	(14)	1	(92)
Realized loss on sale of investments	232	74	111
Amortization of unearned compensation	83	443	2,625
Provision for doubtful accounts and sales returns	1,148	6,181	15,310
Depreciation and amortization	5,162	5,612	5,348
Deferred income taxes	—	—	3,398
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	354	(4,595)	423
Inventories	(408)	1,899	790
Other current assets	(54)	1,091	(5,422)
Other assets	(512)	51	(728)
Accounts payable and accrued liabilities	(320)	154	(3,018)
Deferred revenue	4,852	3,018	(5,127)

Net cash provided by (used in) operating activities	14,610	9,505	(11,833)

Investing activities
Purchase of investments	(157,834)	(104,975)	(81,464)
Sale of investments	149,724	95,481	64,839
Proceeds from construction refund	—	—	851
Proceeds from the sale of property and equipment	14	30	217
Acquisition of business	(27,373)	—	—
Purchases of property and equipment	(2,584)	(3,199)	(9,152)

Net cash used in investing activities	(38,053)	(12,663)	(24,709)

Financing activities
Proceeds from the issuance of common stock and warrants to Nokia	—	—	34,928
Proceeds from the exercise of stock options and warrants	12,833	5,483	2,309
Proceeds from payments on shareholder loan	—	—	188
Repurchase of common stock	—	—	(1,082)

Net cash provided by financing activities	12,833	5,483	36,343

Net (decrease) increase in cash and cash equivalents	(10,610)	2,325	(199)
Effect of exchange rate changes on cash and cash equivalents	160	155	(16)
Cash and cash equivalents, at beginning of year	20,801	18,321	18,536

Cash and cash equivalents, at end of year	$10,351	$20,801	$18,321

Supplemental Information
Cancellation of note receivable from shareholder for common stock	$—	$—	$(281)
Deferred compensation for options granted	—	—	150
Reduction to deferred compensation due to cancelled stock option grants	—	—	(50)
Cash paid for taxes	290	903	167

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

The Company

      F5 Networks, Inc. (the Company) provides integrated products and services to manage, control and optimize Internet traffic. Our core products, the BIG-IP Controller, 3-DNS Controller, and the BIG-IP Link Controller, help manage traffic to servers and network devices in a way that maximizes availability and throughput. Our FirePass family of network server appliances provide secure user access to corporate networks and individual applications via any standard Web browser. Our unique iControl architecture integrates our products and also allows our customers and other vendors to integrate them with third party products, including enterprise applications. As components of an integrated solution, our products address many elements required for successful Internet and intranet business applications, high availability, high performance, intelligent load balancing, fault tolerance, streamlined manageability, remote access to corporate networks, and network and application security. By enhancing Internet performance and availability, our solutions enable our customers and partners to maximize the use of the Internet in their business.

Certain Risks and Uncertainties

      The Company’s products and services are concentrated in highly competitive markets characterized by rapid technological advances, frequent changes in customer requirements and evolving regulatory requirements and industry standards. Failure to anticipate or respond adequately to technological advances, changes in customer requirements and changes in regulatory requirements or industry standards could have a material adverse effect on the Company’s business and operating results. Additionally, certain other factors could affect the Company’s future operating results and cause actual results to differ materially from expectations, including but not limited to, dependence on a third party manufacturer, difficulties in managing growth, difficulties in attracting and retaining qualified personnel, dependence on key personnel, enforcement of intellectual property rights, the lengthening of sales cycles and an uneven pattern of quarterly results.

Accounting Principles

      The Company’s consolidated financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for revenue recognition, reserves for doubtful accounts, product returns, obsolete and excess inventory, warranties, valuation allowance on deferred tax assets and purchase price allocations. Actual results could differ from those estimates.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents. The Company invests its cash and cash equivalents in deposits with four major financial

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

institutions, which, at times, exceed federally insured limits. The Company has not experienced any losses on its cash and cash equivalents.

Investments

      The Company classifies its investment securities as available for sale. Investment securities, consisting of corporate and municipal bonds and notes and United States government securities, are reported at fair value with the related unrealized gains and losses included as a component of shareholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Investments in securities with maturities of less than one year or where management’s intent is to use the investments to fund current operations are classified as short-term investments. Investments with maturities of greater than one year are classified as long-term investments.

Concentration of Credit Risk

      The Company extends credit to customers and is therefore subject to credit risk. The Company performs initial and ongoing credit evaluations of its customers’ financial condition and does not require collateral. An allowance for doubtful accounts, in an amount based on historical levels, is recorded to account for potential bad debts. Estimates are used in determining the allowance for doubtful accounts and are based on a percentage of accounts receivable by aging category. In determining these percentages, the Company evaluates historical write-offs, and current trends in customer credit quality, as well as changes in credit policies.

      The Company maintains its cash and investment balances with high credit quality financial institutions.

Fair Value of Financial Instruments

      For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, recorded amounts approximate fair market value, due to the short maturities of these instruments.

      Short-term and long-term investments are recorded at fair value as the underlying securities are classified as available for sale and marked-to-market at each reporting period.

Inventories

      The Company outsources the manufacturing of its pre-configured hardware platforms to a contract manufacturer, who assembles each product to the Company’s specifications. As protection against component shortages and to provide replacement parts for its service teams, the Company also stocks limited supplies of certain key product components. Inventories consist of hardware and related component parts and are recorded at the lower of cost or market (as determined by the first-in, first-out method).

Restricted Cash

      Restricted cash represents an escrow account established in connection with a lease agreement for the Company’s corporate headquarters. Under the terms of the lease, a $6.0 million certificate of deposit is required through November 2012, unless the lease is terminated prior to that date.

Property and Equipment

      Property and equipment is stated at cost. Depreciation of property and equipment and amortization of capital leases are provided using the straight-line method over the estimated useful lives of the assets, ranging

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from two to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvements. The cost of normal maintenance and repairs is charged to expense as incurred and expenditures for major improvements are capitalized at cost. Gains or losses on the disposition of assets are reflected in the results of operations at the time of disposal.

Other Assets

      Other assets primarily consist of software development costs and acquired technology.

      Software development costs are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of each product. The establishment of technological feasibility and the on-going assessment of recoverability of costs require considerable judgment by the Company with respect to certain internal and external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in hardware and software technology. The Company amortizes capitalized software development costs using the straight-line method over the estimated economic life of the product, generally three years. During the years ended September 30, 2003 and 2002, the Company capitalized $474,000 and $392,000 of software development costs, respectively. Related amortization costs of $298,000 and $225,000 were recorded during the fiscal years 2003 and 2002, respectively.

      Acquired technology is recorded at cost and amortized over its estimated useful life of five years. Acquired technology of $3.0 million was recorded in connection with the acquisition of uRoam, Inc. in July 2003. Amortization expense totaled approximately $100,000 for the year ended September 30, 2003.

Goodwill

      Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company has adopted the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in July 2003. There was no impairment of goodwill in fiscal year 2003.

Impairment of Long-Lived Assets

      The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated fair value.

Revenue Recognition

      The Company recognizes revenue in accordance with the guidance provided under Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists,” and SEC Staff Accounting Bulleting (SAB) No. 101, “Revenue Recognition in Financial Statements.”

      The Company sells products through resellers, original equipment manufacturers (OEMs) and other channel partners, as well as directly to end users. The Company recognizes product revenue upon shipment,

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Product revenues from OEM agreements are recognized based on reporting of sales from the OEM partner.

      Whenever a software license, hardware, installation and post-contract customer support (PCS) elements are combined into a package with a single “bundled” price, a portion of the sales price is allocated to each element of the bundled package based on their respective fair values as determined when the individual elements are sold separately. Revenues from the license of software are recognized when the software has been shipped and the customer is obligated to pay for the software. When rights of return are present and we cannot estimate returns, we recognize revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes rights to upgrades, when and if available, a limited period of telephone support, updates, and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.

      Payment terms to domestic customers are generally net 30 days. Payment terms to international customers range from net 30 to 90 days based on normal and customary trade practices in the individual markets. The Company has offered extended payment terms to certain customers, in which case, revenue is recognized when payments become due.

Guarantees and Product Warranties

      In the normal course of business to facilitate sales of its products, the Company indemnifies other parties, including customers, resellers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws contain similar indemnification obligations to the Company’s agents. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position.

      The Company generally offers warranties of 90 days for hardware and one year for software, with the option of purchasing additional warranty coverage in increments of one year. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. During the years ended September 30, 2003, 2002 and 2001 warranty expense was $0.3 million, $1.6 million and $0.4 million, respectively. The following table summarizes the activity related to product warranties during fiscal years 2003 and 2002 (in thousands):

	Years Ended
	September 30,

	2003	2002

Balance, beginning of fiscal year	$650	$200
Provision for warranties issued	291	1,600
Payments	(114)	(1,150)

Balance, end of fiscal year	$827	$650

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development

      Research and development expenses consist of salaries and related benefits of product development personnel and an allocation of facilities and depreciation expense. Research and development expenses are reflected in the statement of operations as incurred.

Advertising

      Advertising costs are expensed as incurred. The Company incurred $1.0 million, $1.5 million and $1.5 million in advertising costs during the fiscal years 2003, 2002 and 2001, respectively.

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

Foreign Currency

      The financial statements of all majority-owned subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52 “Foreign Currency Translation.” Accordingly, all assets and liabilities of the subsidiaries are translated at year-end exchange rates and all revenues and expenses are translated at the average exchange rate for the period presented. Translation gains and losses are reported as comprehensive income (loss) as a separate component of shareholders’ equity.

      Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including US dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period of exchange. For the fiscal year ended September 30, 2003, a transaction loss of $544,000 was realized, with a transaction gain of $15,000 realized in fiscal year 2002. A transaction loss of $139,000 was charged to operations for the fiscal year ended September 30, 2001.

Segments

      The Company complies with the requirements of Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure about Segments of an Enterprise and Related Information,” which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Management has determined that the Company operates in one segment.

Stock-Based Compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” FASB Interpretation No. 44 (FIN No. 44), “Accounting for Certain Transactions Involving Stock Compensation,” and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the deemed fair value of the Company’s stock and the exercise price of the option. The unearned compensation is being amortized in accordance with Financial Accounting Standards Board Interpretation No. 28 on an accelerated basis over the vesting period of the individual options. The Company accounts for

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations.

      The pro forma effect on the Company’s net income (loss) and net income (loss) per share of applying SFAS No. 123, utilizing the assumptions described in note 10 “Shareholders’ Equity,” would have been as follows (in thousands, except per share data):

	Years Ended September 30,

	2003	2002	2001

Net income (loss), as reported	$4,087	$(8,610)	$(30,790)
Add: Stock-based employee compensation expense under APB No. 25 included in reported net income (loss)	83	443	2,625
Deduct: Total stock-based employee compensation expense determined under the fair value methods	(23,371)	(9,276)	(77,408)

Pro forma net loss	$(19,201)	$(17,443)	$(105,573)

Net income (loss) per share:
As reported — basic	$0.15	$(0.34)	$(1.36)
Pro forma — basic	$(0.73)	$(0.69)	$(4.66)
As reported — diluted	$0.14	$(0.34)	$(1.36)
Pro forma — diluted	$(0.73)	$(0.69)	$(4.66)

Earnings per Share

      Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

      The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Years Ended September 30,

	2003	2002	2001

Numerator
Net income (loss)	$4,087	$(8,610)	$(30,790)

Denominator
Weighted average shares outstanding — basic	26,453	25,323	22,644
Dilutive effect of common shares from stock options	1,767	—	—

Weighted average shares outstanding — diluted	28,220	25,323	22,644

Basic net income (loss) per share	$0.15	$(0.34)	$(1.36)

Diluted net income (loss) per share	$0.14	$(0.34)	$(1.36)

      Approximately 2.6 million of common shares potentially issuable from stock options for the year ended September 30, 2003 are excluded from the calculation of diluted earnings per share because the effect was antidilutive. For fiscal years 2002 and 2001, in which the Company incurred a net loss, all common stock equivalent shares are excluded from the calculation as their impact would have been antidilutive.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      In May 2003, FASB issued Statement of Financial Accounting Standard No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity” (SFAS No. 150). SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of this standard did not have an impact on our consolidated financial statements.

      In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149), which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement of Financial Accounting Standards No. 133, when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements. The adoption of this standard did not have an impact on our consolidated financial statements.

      In January 2003, FASB issued Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. The adoption of this interpretation did not have an impact on our consolidated financial statements.

      In November 2002, FASB issued Interpretation No. 45 (FIN No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002. The additional disclosures required by FIN No. 45 have been included in the notes to our consolidated financial statements.

Reclassifications

      Certain reclassifications have been made to prior year balances to conform to the current year presentation. These reclassifications had no impact on previously reported net loss, shareholders equity or cash flows.

2.     Short-Term and Long-Term Investments

      Short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2003
Corporate bonds and notes	$7,114	$14	$(1)	$7,127
Municipal bonds and notes	27,399	1	—	27,400

	$34,513	$15	$(1)	$34,527

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2002
Corporate bonds and notes	$33,500	$123	$—	$33,623
Municipal bonds and notes	16,900	—	—	16,900
US Government securities	9,000	9	—	9,009

	$59,400	$132	$—	$59,532

      Long-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2003
Corporate bonds and notes	$13,575	$60	$(17)	$13,618
Municipal bonds and notes	2,000	—	(15)	1,985
US Government securities	18,500	34	(5)	18,529

	$34,075	$94	$(37)	$34,132

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2002
Investment in Artel common stock	$1,310	$36	$—	$1,346

	$1,310	$36	$—	$1,346

Fixed Maturity by Maturity Date

      The cost or amortized cost and fair value of fixed maturities at September 30, 2003, by contractual years-to-maturity, are presented below (in thousands):

	Cost or
	Amortized
	Cost	Fair Value

One year or less	$34,513	$34,527
Over one year through five years	34,075	34,132
Over five years through ten years	—	—
Over ten years	—	—

	$68,588	$68,659

      In December 2001, the Company purchased approximately 16 million shares of common stock of Artel Solutions Group Holdings Limited, or Artel, which represented an approximate 1% ownership percentage of that company. The Company sold its investment in Artel and recorded a loss on disposition of $263,000 during the fourth quarter of fiscal year 2003.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventories

      Inventories consist of the following (in thousands):

	Years Ended
	September 30,

	2003	2002

Finished goods	$408	$324
Raw materials	354	25

	$762	$349

      The Company is contractually obligated to purchase component inventory that its contract manufacturer procures in accordance with a forecast, unless the Company gives notice of order cancellation within applicable lead times. For any completed product inventory carried by the contract manufacturer beyond 30 days, the Company will be charged a monthly carrying fee of 1.5%. Alternatively, the Company has the option to purchase inventory held by the contractor manufacturer beyond 30 days to avoid incurring related carrying charges. As of September 30, 2003, the Company was committed to purchase approximately $3.3 million of such inventory within the following quarter.

4.	Other Current Assets

      Other current assets consist of the following (in thousands):

	Years Ended
	September 30,

	2003	2002

Prepaid insurance	$776	$300
Prepaid rent	731	670
Prepaid marketing	380	445
Interest receivable	517	713
Note receivable from officer	241	391
Other	2,134	2,194

	$4,779	$4,713

5.	Property and Equipment

      Property and equipment consist of the following (in thousands):

	Years Ended
	September 30,

	2003	2002

Computer equipment	$14,248	$11,692
Office furniture and equipment	5,170	5,276
Leasehold improvements	7,364	7,417

	26,782	24,385
Accumulated depreciation and amortization	(16,703)	(12,174)

	$10,079	$12,211

      Depreciation and amortization expense totaled approximately $4.7 million, $5.4 million, and $5.3 million for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Business Combinations

      On July 23, 2003, the Company acquired substantially all of the assets and assumed certain liabilities of uRoam, Inc. (uRoam) for cash of $25.0 million. The Company also incurred $2.4 million of direct transaction costs for a total purchase price of $27.4 million. uRoam’s FirePass server is a comprehensive remote access product that enables users to access applications in a secure fashion using industry standard Secured Socket Layer (SSL) technology. The acquisition of substantially all the assets of uRoam is intended to allow the Company to quickly enter the SSL Virtual Private Network market, broaden its customer base and augment the existing product line. The Company has hired substantially all of uRoam’s 20 employees, consisting of product development, sales and service personnel.

      The Company accounted for the acquisition under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Under the purchase method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values was recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed were based on estimates and assumptions provided by management, and other information compiled by management, including an independent valuation, prepared by an independent valuation specialist that utilized established valuation techniques appropriate for the technology industry.

      The purchase price allocation is as follows (in thousands):

Assets acquired
Accounts receivable, net	$335
Property and equipment	4
Developed technology	3,000
Goodwill	24,188

Total assets acquired	$27,527

Liabilities assumed
Accrued liabilities	$(29)
Deferred revenue	(125)

Total liabilities assumed	(154)

Net assets acquired	$27,373

      To determine the value of the developed technology, a combination of cost and market approaches were used. The cost approach required an estimation of the costs required to reproduce the acquired technology. The market approach measures the fair value of the technology through an analysis of recent comparable transactions. The $3.0 million allocated to developed technology is being amortized using the straight-line method over an estimated useful life of five years. The $24.2 million allocated to goodwill will not be amortized but will be subject to at least an annual impairment test under the requirements of Statement of Financial Accounting Standards No. 142 “Goodwill and other Intangible Assets.”

      The following unaudited pro forma condensed combined consolidated summary financial information has been derived by the application of pro forma adjustments to the historical consolidated financial statements of F5 Networks and uRoam. Assumptions underlying the pro forma adjustments are described in the accompanying notes, which should be read in conjunction with these unaudited pro forma condensed combined consolidated summary financial information.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The unaudited pro forma condensed combined consolidated summary financial information combines the consolidated statement of operations of F5 Networks for the year ended September 30, 2003 with uRoam’s unaudited statement of operations for the nine months ended June 30, 2003 and the unaudited statement of operations for the period July 1, 2003 through July 23, 2003, the effective date of the uRoam acquisition, as if the acquisition had been completed at the beginning of the year.

      Year ended September 30, 2003 (unaudited in thousands):

		uRoam
					F5 Networks
	F5 Networks	Nine Months	Period from		Year Ended
	Year Ended	Ended	July 1-July 23	Net Pro Forma	September 30, 2003
	September 30, 2003	June 30, 2003	2003	Adjustments	Pro Forma

Net revenues	$115,895	$969	$48	$—	$116,912

Net income (loss)	$4,087	$(4,896)	$(411)	$(576)	$(1,796)

Net income (loss) per share — basic	$0.15				$(0.07)

Weighted average shares — basic	26,453				26,453

Net income (loss) per share — diluted	$0.14				$(0.07)

Weighted average shares — diluted	28,220				26,453

      Year ended September 30, 2002 (unaudited in thousands):

					F5 Networks
	F5 Networks	uRoam	uRoam, Inc.		Year Ended
	Year Ended	Acquisition	(Formerly	Net Pro Forma	September 30, 2002
	September 30, 2002	Corporation	Filanet)	Adjustments	Pro Forma

Net revenues	$108,266	$301	$100	$—	$108,667

Net loss	$(8,610)	$(1,053)	$(2,035)	$(899)	$(12,597)

Net loss per share — basic	$(0.34)				$(0.50)

Weighted average shares — basic and diluted	25,323				25,323

      The unaudited pro forma condensed combined consolidated summary financial information for the year ended September 30, 2002 combines the consolidated statement of operations of F5 Networks for the fiscal year ended September 30, 2002 with uRoam’s consolidated statement of operations for the calendar year ended December 31, 2002.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Other Assets

      Other assets consist of the following (in thousands):

	Years Ended
	September 30,

	2003	2002

Software development costs	$697	521
Acquired technology	2,900	—
Deposits and other	433	412

	$4,030	$933

      Amortization expense related to other assets was approximately $412,000 and $231,000 for the fiscal years ended September 30, 2003 and 2002, respectively. There was no amortization expense related to other assets for the fiscal year ended September 30, 2001.

      Estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

2004	$848
2005	873
2006	754
2007	680
2008	515

$3,670

8.	Accrued Liabilities

      Accrued liabilities consist of the following (in thousands):

	Years Ended
	September 30,

	2003	2002

Payroll and benefits	$7,578	$6,871
Sales and marketing	1,332	1,364
Restructuring	844	1,076
Warranty	827	650
Income taxes	1,062	873
Other	1,505	2,712

	$13,148	$13,546

      During the third quarter of fiscal year 2002, the Company recorded restructuring charges of approximately $2.8 million in connection with management’s decision to exit the cache appliance business. As a result of discontinuing this line of business and other changes in the overall business, the Company wrote-down certain assets, consolidated operations, and terminated 47 employees throughout all divisions of the company. An additional charge of $503,000 related to employee separation costs was recorded in July 2002, resulting in total restructuring charges of $3.3 million for the fiscal year 2002. As of September 30, 2002, total cash payments and write-offs of approximately $2.2 million had been recorded.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the movements in the remaining restructuring charge liabilities (in thousands):

	Balance at		Cash Payments and	Balance at
	September 30, 2002	Additional Charges	Write-offs	September 30, 2003

Excess facilities	$1,000	$—	$(218)	$782
Other	76	—	(14)	62

	$1,076	$—	$(232)	$844

      As part of the restructuring, excess facilities costs were determined to be $1.0 million. These costs are the result of the decision to exit a support facility in Washington DC. The estimated facilities costs were based on current comparable rates for leases in the respective market. In April 2003, the excess facilities were subleased at the then current market value through the term of the lease. The difference between the lease payments and sublease income will be applied against the restructuring liability until expiration of the lease in 2007.

      During the first fiscal quarter of 2001, the Company recorded a restructuring charge totalling approximately $1.1 million in connection with management’s decision to bring operating expenses in line with the business revenue growth model. Accordingly, the Company terminated 96 employees throughout all divisions of the Company. By the end of January 2001, all identified employees had been terminated. During the quarter ended March 31, 2001, the Company reversed $96,000 of the original accrual due to a revision of previous estimates. As of September 30, 2001, substantially all of the restructuring charge accrued for during the first quarter of 2001 had been paid.

9.     Income Taxes

      Income (loss) before income taxes consists of the following (in thousands):

	Years Ended September 30,

	2003	2002	2001

United States	$3,524	$(7,413)	$(25,900)
International	1,416	(708)	(795)

	$4,940	$(8,121)	$(26,695)

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes consists of the following (in thousands):

	Years Ended
	September 30,

	2003	2002

Current
U.S. federal	$—	$—
State	45	22
Foreign	657	467

Total	702	489
Deferred
U.S. federal	141	—
State	10	—
Foreign	—	—

Total	151	—

	$853	$489

      The effective tax rate differs from the U.S. federal statutory rate as follows (in thousands):

	Years Ended September 30,

	2003	2002	2001

Income tax provision at statutory rate	$1,729	$(2,843)	$(9,343)
State taxes, net of federal benefit	36	(269)	(526)
Impact of international operations	91	259	105
Research and development and other credits	(1,017)	(1,099)	(653)
Other	(60)	80	(33)
Change in valuation allowance	4,382	5,400	14,545
Impact of stock option compensation on valuation allowance	(4,308)	(1,039)	—

	$853	$489	$4,095

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	Years Ended September 30,

	2003	2002	2001

Deferred tax assets
Net operating loss carryforwards	$22,318	$17,478	$13,027
Allowance for doubtful accounts	844	1,961	2,408
Accrued compensation and benefits	591	471	407
Inventories and related reserves	198	487	1,067
Other accruals and reserves	1,773	1,630	1,283
Depreciation	831	1,011	544
Tax credit carryforwards	4,156	3,291	2,193

	30,711	26,329	20,929
Valuation allowance	(30,711)	(26,329)	(20,929)

Deferred tax liabilities
Deductible prepaid expenses and other	(151)	—	—

Net deferred tax assets	$(151)	$—	$—

      As of September 30, 2003, approximately $12.7 million of the valuation allowance related to the Company’s net operating loss carryforwards is derived from the tax benefits of stock option deductions. At such time as the valuation allowance related to these deductions is released, the benefit will be credited to additional paid in capital.

      The Company’s deferred tax assets include net operating loss carry forwards of approximately $61.1 million; $52.5 million related to U.S. operations and $8.6 million related to United Kingdom operations. The United States net operating loss carry forwards will begin to expire in fiscal year 2011 through 2023. The United Kingdom net operating loss carries forward indefinitely. The Company also has Research and Experimentation Credit carry forwards which will begin to expire in fiscal year 2011 through 2023.

10.     Shareholders’ Equity

      The Company has adopted a number of stock-based compensation plans as discussed below. Options granted to employees typically vest over a period of two to four years. Options granted to directors typically vest over three years. All options expire 10 years after the grant date.

      The Amended and Restated 1996 Stock Option Plan, or the 1996 Employee Plan, provides for discretionary grants of non-qualified and incentive stock options for employees and other service providers. A total of 2,600,000 shares of common stock have been reserved for issuance under the 1996 Employee Plan. All outstanding, unvested options under the 1996 Employee Plan vest in full upon a change in control of the Company. The Company does not intend to grant any additional options under this plan. As of September 30, 2003, there were options to purchase 394,538 shares outstanding and 33,430 shares available for awards under the 1996 Employee Plan.

      The Amended and Restated Directors’ Nonqualified Stock Option Plan, or the Directors’ Plan, provides for automatic grants of non-qualified stock options to eligible non-employee directors. A total of 100,000 shares of common stock were reserved for issuance under the Directors’ Plan. All outstanding, unvested options under the Directors’ Plan vest in full upon a change in control of the Company. This plan was

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terminated in January 2003 providing that the current outstanding options did not terminate. As of September 30, 2003 there were options to purchase 5,000 shares outstanding and no shares available for awards under the Directors’ plan.

      In November 1998, the Company adopted the 1998 Equity Incentive Plan, or the 1998 Plan, which provides for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses for employees and other service providers. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 1998 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. As of September 30, 2003, there were options to purchase 3,954,149 shares outstanding and 650,687 shares available for awards under the 1998 Plan.

      In July 2000, the Company adopted the 2000 Employee Equity Incentive Plan, or the 2000 Plan, which provides for discretionary grants of non-qualified stock options, stock purchase awards and stock bonuses for non-executive employees and other service providers. A total of 3,500,000 shares of common stock have been reserved for issuance under the 2000 Plan. The Company has not granted any stock purchase awards or stock bonuses under the 2000 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 2000 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. As of September 30, 2003, there were options to purchase 2,514,142 shares outstanding and 484,616 shares available for awards under the 2000 Plan.

      In July 2000, the Company adopted two nonqualified stock option plans, or the McAdam Plans, in connection with hiring John McAdam, the Company’s President and Chief Executive Officer. The first McAdam Plan provided for a grant of 645,000 non-qualified stock options for Mr. McAdam. This grant was cancelled and the plan was terminated in fiscal 2002. The second McAdam Plan provided for a grant of 50,000 options. In fiscal year 2002, the options were fully vested and 50,000 shares were issued under the second McAdam Plan.

      In October 2000, the Company adopted a non-qualified stock option plan in connection with the hiring of Jeff Pancottine, the Company’s Senior Vice President of Marketing and Business Development. This Plan provides for a grant of 200,000 non-qualified stock options for Mr. Pancottine. All options under this plan expire 10 years from the grant date. As of September 30, 2003, there were options to purchase 200,000 shares outstanding and no shares available for awards under the Plan.

      In May 2001, the Company adopted a non-qualified stock option plan in connection with the hiring of Steve Coburn, the Company’s Senior Vice President of Finance and Chief Financial Officer. This plan provides for a grant of 200,000 non-qualified stock options for Mr. Coburn. As of September 30, 2003, there were options to purchase 200,000 shares outstanding and no shares available for awards under the Plan.

      In July 2003, the Company adopted the uRoam Acquisition Equity Incentive Plan, or the uRoam Plan, in connection with the hiring of the former employees of uRoam. A total of 250,000 shares of common stock have been reserved for issuance under the uRoam Plan. The plan provides for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses. The Company has not granted any stock purchase awards or stock bonuses under this plan. As of September 30, 2003 there were options to purchase 240,000 shares outstanding and 10,000 shares available for awards under the uRoam Plan.

      In prior years, the Company issued stock options with an exercise price less than the deemed fair value of the Company’s common stock at the date of grant. In fiscal years 2003 and 2002, there were no options issued below fair market value; accordingly no additional compensation costs were recorded. Approximately $0.1 million of deferred compensation was recorded during fiscal year 2001 and is being amortized over the vesting period of the options. Amortization of stock compensation costs of approximately $0.1 million, $0.4 million, and $2.6 million has been recognized as an expense for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of stock option activity under all of the Company’s plans is as follows:

		Options Outstanding

			Weighted
	Shares	Number	Average
	Available for	of	Exercise Price
	Grant	Shares	Per Share

Balance, October 1, 2000	1,124,332	5,303,271	$42.69
Options granted	(4,662,574)	4,662,574	12.59
Options exercised	—	(607,987)	1.06
Options canceled	1,446,975	(1,446,975)	50.05
Additional shares reserved	2,400,000	—	—

Balance, September 30, 2001	308,733	7,910,883	27.02
Options granted	(2,233,850)	2,233,850	12.52
Options exercised	—	(764,504)	4.91
Options canceled	2,139,379	(2,139,379)	52.67
Additional shares reserved	1,500,000	—	—

Balance, September 30, 2002	1,714,262	7,240,850	17.30
Options granted	(2,195,300)	2,195,300	15.24
Options exercised	—	(1,423,550)	7.60
Options canceled	504,771	(504,771)	25.65
Additional shares reserved (terminated), net	1,155,000	—	—

Balance at September 30, 2003	1,178,733	7,507,829	$17.92

      The weighted-average fair values and weighted-average exercise prices per share at the date of grant for options granted were as follows:

	Years Ended September 30,

	2003	2002	2001

Weighted-average fair value of options granted with exercise prices equal to the market value of the stock at the date of grant	$7.46	$10.06	$10.54

Weighted-average exercise price of options granted with exercise prices equal to the market value of the stock at the date of grant	$15.24	$12.52	$12.40

Weighted-average fair value of options granted with exercise prices less than the market value of the stock at the date of grant	N/A	N/A	$27.89

Weighted-average exercise price of options granted with exercise prices less than the market value of the stock at the date of grant	N/A	N/A	$29.42

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about options outstanding at September 30, 2003:

Options Outstanding				Options Exercisable

		Weighted Average
		Remaining	Weighted Average		Weighted
Range of	Number of	Contractual Life	Exercise Price	Number of	Average Price
Exercise Prices	Shares	(in years)	Per Share	Shares	Per Share

$ 0.05 – $ 6.50	361,689	5.36	$2.36	345,145	$2.24
$ 6.56 – $ 11.12	2,944,684	7.95	$9.48	2,370,675	$9.20
$11.18 – $ 14.64	1,783,742	9.23	$14.17	429,352	$13.69
$15.00 – $ 33.00	1,568,350	8.25	$22.92	656,849	$26.95
$33.06 – $120.88	849,364	6.68	$52.48	698,248	$53.51

$ 0.05 – $120.88	7,507,829	8.05	$17.92	4,500,269	$18.56

      Pro forma information regarding net income (loss) is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the minimum value method for all periods prior to the Company becoming a public entity and the fair value method for all periods subsequent to the Company becoming a public entity. The fair value of each option is estimated at the date of grant using the following weighted-average assumptions:

	Stock Option Plan			Years Ended September 30,

	Years Ended September 30,			Employee Stock Purchase Plan

	2003	2002	2001	2003	2002	2001

Risk-free interest rate	2.33%	4.12%	4.81%	1.23%	2.57%	4.49%
Expected dividend	—	—	—	—	—	—
Expected lives	4.0 years	4.3 years	4.0 years	0.5 years	0.5 years	0.5 years
Expected volatility	49.95%	99.41%	138.79%	72.93%	99.41%	138.79%

1999 Employee Stock Purchase Plan

      In May 1999, the board of directors approved the adoption of the 1999 Employee Stock Purchase Plan (the Employee Stock Purchase Plan). A total of 1,000,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The Employee Stock Purchase Plan has been implemented in a series of offering periods, each 6 months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. As of September 30, 2003 there were 311,332 shares available for awards under the Employee Stock Purchase Plan.

11.	Commitments and Contingencies

Operating Leases

      In April 2000, the Company amended and restated the lease agreement for its corporate headquarters in Seattle, Washington. The lease expires in 2012 with an option for renewal. The lease commenced in July 2000 on the first building; and the lease on the second building commenced in September 2000. The second building has been fully subleased until 2012. The Company also leases office space for product development personnel in Spokane, Washington and San Jose, California and for sales and support personnel in Washington

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DC, New York, Hong Kong, Singapore, Taiwan, Japan, Australia, Germany, France, and the United Kingdom. The lease for the Washington DC office has been primarily subleased through 2007.

      Future minimum operating lease payments, net of sublease income, are as follows (in thousands):

	Gross		Net
	Lease	Sublease	Lease
	Payments	Income	Payments

2004	$6,062	$3,335	$2,727
2005	5,622	3,451	2,171
2006	5,702	3,567	2,135
2007	5,597	3,571	2,026
2008	5,516	3,571	1,945
Thereafter	22,180	14,710	7,470

	$50,679	$32,205	$18,474

      Rent expense under non-cancelable operating leases amounted to approximately $4.5 million, $4.4 million, and $4.8 million for the fiscal years ended September 30, 2003, 2002, and 2001, respectively.

Litigation

      In July and August 2001, a series of putative securities class action lawsuits were filed in United States District Court, Southern District of New York against certain investment banking firms that underwrote the Company’s initial and secondary public offerings, the Company and some of the Company’s officers and directors. These cases, which have been consolidated under In re. F5 Networks, Inc. Initial Public Offering Securities Litigation, No. 01 CV 7055, assert that the registration statements for the Company’s June 4, 1999 initial public offering and September 30, 1999 secondary offering failed to disclose certain alleged improper actions by the underwriters for the offerings. The consolidated, amended complaint alleges claims against the Company and those of our officers and directors named in the complaint under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Other lawsuits have been filed making similar allegations regarding the public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re. Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. In October 2002, the directors and officers were dismissed without prejudice. The issuer defendants filed a coordinated motion to dismiss these lawsuits in July 2002, which the Court granted in part and denied in part in an order dated February 19, 2003. The Court declined to dismiss the Section 11 and Section 10(b) and Rule 10b-5 claims against the Company. In June 2003, a proposal was made for the settlement and release of claims against the issuer defendants and their directors and officers, including us, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims against the underwriters. The settlement is subject to a number of conditions, including approval by the proposed settling parties and the Court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. Securities class action litigation could result in substantial costs and divert our management’s attention and resources. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, and any unfavorable outcome could have a material adverse impact on our business, financial condition and operating results.

      We are not aware of any additional pending legal proceedings against us that, individually or in the aggregate, would have a material adverse effect on our business, operating results, or financial condition. We may in the future be party to litigation arising in the course of our business, including claims that we allegedly

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

infringe third-party trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

12.	Related Party Transactions

      In October 2000, the Company extended a loan to an executive officer and his wife, in the principal amount of $350,000, in order to facilitate the purchase of a residence in the Seattle area. On March 15, 2002, payments due under the note were extended for a period of one year, as allowed per the terms of the note. This loan is evidenced by a promissory note, the principal of which is payable in three equal installments, together with accrued interest, on March 31, 2002, March 31, 2003, and March 31, 2004, or immediately upon the sale of the residence or termination of the officer’s employment. Interest accrues on the loan at the rate of 6% per annum. The balance of the loan totaled $240,354 at September 30, 2003. The residence was sold in October 2003 and the loan was repaid in full on October 20, 2003.

13.	Employee Benefit Plans

      The Company has a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their compensation. The Company may, at its discretion, match a portion of the employees’ eligible contributions. Contributions by the Company to the plan during the years ended September 30, 2003, 2002, and 2001 were approximately $852,000, $950,000, and $953,000, respectively. Contributions made by the Company vest over four years.

14.	Geographic Sales and Significant Customers

      The following presents revenues by geographic region (in thousands):

	Years Ended September 30,

	2003	2002	2001

United States	$75,409	$73,458	$72,406
Europe	16,880	13,990	10,004
Asia Pacific	23,606	20,818	24,957

	$115,895	$108,266	$107,367

      The Company’s customers are in diverse industries and geographic locations. Net revenues from international customers are primarily denominated in U.S. Dollars and totaled approximately $40.5 million, $34.8 million, and $35.0 million for the years ended September 30, 2003, 2002 and 2001, respectively. One domestic distributor accounted for 12.6% of total net revenue for fiscal year 2003. This distributor accounted for 17.8% of accounts receivable as of September 30, 2003. During the years ended September 30, 2002 and 2001, no single reseller or customer exceeded 10% of the Company’s net revenue or accounts receivable balance.

15.	Quarterly Results of Operations

      The following presents the Company’s unaudited quarterly results of operations for the eight quarters ended September 30, 2003. The information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. This unaudited information has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting only of normal

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recurring adjustments that were considered necessary for a fair presentation of our operating results for the quarters presented. The following presents quarterly results of operations (unaudited and in thousands):

	Three Months Ended

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2003	2003	2003	2002	2002	2002	2002	2001

Net revenues
Products	$23,048	$21,310	$20,338	$19,501	$20,376	$20,750	$20,782	$20,658
Services	8,585	7,879	7,679	7,555	6,699	6,315	6,319	6,367

Total	31,633	29,189	28,017	27,056	27,075	27,065	27,101	27,025

Cost of net revenues
Products	5,086	4,491	4,203	4,057	4,046	5,081	5,151	5,963
Services	2,342	2,290	2,275	2,161	2,360	2,504	2,680	2,694

Total	7,428	6,781	6,478	6,218	6,406	7,585	7,831	8,657

Gross profit	24,205	22,408	21,539	20,838	20,669	19,480	19,270	18,368

Operating expenses
Sales and marketing	14,045	13,593	13,061	12,759	13,062	13,256	11,823	12,440
Research and development	5,155	4,810	4,886	4,395	4,312	4,785	4,751	4,137
General and administrative(1)	2,964	2,800	2,900	3,350	3,427	3,049	4,524	4,045
Restructuring charges	—	—	—	—	503	2,771	—	—
Amortization of unearned compensation	6	6	5	66	90	106	114	133

Total operating expenses	22,170	21,209	20,852	20,570	21,394	23,967	21,212	20,755

Income(loss) from operations	2,035	1,199	687	268	(725)	(4,487)	(1,942)	(2,387)
Other income (loss), net	(375)	352	312	462	355	287	273	505

Income(loss) before income taxes	1,660	1,551	999	730	(370)	(4,200)	(1,669)	(1,882)

Provision for income taxes	307	152	184	210	53	146	101	189

Net income(loss)	$1,353	$1,399	$815	$520	$(423)	$(4,346)	$(1,770)	$(2,071)

Net income (loss) per share — basic	$.05	$.05	$.03	$.02	$(.02)	$(.17)	$(.07)	$(.08)

Weighted average shares — basic	27,125	26,638	26,164	25,883	25,670	25,537	25,203	24,883

Net income (loss) per share — diluted	$.05	$.05	$.03	$.02	$(.02)	$(.17)	$(.07)	$(.08)

Weighted average shares — diluted	29,521	28,467	27,494	26,935	25,670	25,537	25,203	24,883

(1)	During the fourth quarter of fiscal year 2003, the Company reversed a $250 reserve initially established for an amount considered potentially uncollectible. The amount was recovered pursuant to a settlement agreement and the reversal of the reserve was recorded as a credit to general and administrative expenses.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

F5 NETWORKS, INC.

SUPPLEMENTARY DATA

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charges to			Balance
	beginning	costs and	Charges to		at end
Description	of period	expenses	other accounts	Deductions	of period

	(in thousands)
Year Ended September 30, 2003
Allowance for doubtful accounts	$3,836	$(650)	$—	$(1,662)	$1,524
Allowance for sales returns	$1,616	$347	$745	$(1,183)	$1,525
Income tax valuation allowance	$26,329	$—	$4,382	$—	$30,711

Year Ended September 30, 2002
Allowance for doubtful accounts	$3,914	$2,889	$—	$(2,967)	$3,836
Allowance for sales returns	$2,331	$3,792	$384	$(4,891)	$1,616
Income tax valuation allowance	$20,929	$—	$5,400	$—	$26,329

Year Ended September 30, 2001
Allowance for doubtful accounts	$858	$5,799	$—	$(2,743)	$3,914
Allowance for sales returns	$808	$9,511	$277	$(8,265)	$2,331
Income tax valuation allowance	$4,884	$—	$16,045	$—	$20,929

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

PART III

Item 10.	Directors And Executive Officers of the Registrant

      The following table sets forth certain information with respect to our executive officers and directors as of October 29, 2003:

Name	Age	Position

John McAdam	52	President, Chief Executive Officer and Director
Steven B. Coburn	50	Senior Vice President of Finance and Chief Financial Officer
Edward J. Eames	45	Senior Vice President of Business Operations and Vice President of Global Services
M. Thomas Hull	44	Senior Vice President of Worldwide Sales
Jeff Pancottine	43	Senior Vice President of Marketing and Business Development
Joann M. Reiter	46	Vice President, General Counsel and Corporate Secretary
Jeff Stockdale	43	Senior Vice President of Product Development
Glenn T. Edens(1)	50	Director
Keith D. Grinstein(1)(3)	43	Director
Karl D. Guelich(1)(2)	61	Chairman of the Board of Directors
Alan J. Higginson(2)(3)	56	Director
Jeffrey S. Hussey	42	Director
Rich Malone(2)(3)	55	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Corporate Governance Committee.

      John McAdam has served as our President, Chief Executive Officer and a director since July 2000. Prior to joining us, Mr. McAdam served as General Manager of the Web server sales business at International Business Machines Corporation from September 1999 to July 2000. From January 1995 until August 1999, Mr. McAdam served as the President and Chief Operating Officer of Sequent Computer Systems, Inc., a manufacturer of high-end open systems, which was sold to International Business Machines Corporation in September 1999. Mr. McAdam holds a B.S. in Computer Science from the University of Glasgow, Scotland.

      Steven B. Coburn has served as our Senior Vice President of Finance and Chief Financial Officer since May 2001. Prior to joining us, Mr. Coburn worked at TeleTech Holdings, Inc., a customer relationship management services company as Chief Financial Officer and Senior Vice-President from October 1995 until August 1999 where he oversaw the finance, business development, legal, and investor relations functions of the company. Mr. Coburn holds a B.A. in Accounting from Southern Illinois University.

      Edward J. Eames has served as our Senior Vice President of Business Operations and Vice President of Global Services since January 2001 and as our Vice President of Professional Services from October 2000 to January 2001. From September 1999 to October 2000, Mr. Eames served as Vice President of e-Business Services for International Business Machines Corporation. From June 1992 to September 1999, Mr. Eames served as the European Services Director and the Worldwide Vice President of Customer Service for Sequent Computer Systems, Inc., a manufacturer of high-end open systems. Mr. Eames holds a Higher National Diploma in Business Studies from Bristol Polytechnic and in 1994 completed the Senior Executive Program at the London Business School.

      M. Thomas Hull joined us as our Senior Vice President of Worldwide Sales on October 20, 2003. Prior to joining us, Mr. Hull serviced as President and Chief Executive Officer of Picture IQ Corporation from April 2001 to October 2003. From September 1998 through April 1999, he served as Vice President of Corporate Sales for Visio Corporation. From April 1999 to January 2000, he served as Senior Vice President of Worldwide Sales for Visio Corporation through its acquisition by Microsoft Corporation in January 2000. From January 2000 through July 2000, Mr. Hull continued to oversee sales of the Visio product set for Microsoft Corporation. He holds a B.S. in Electrical Engineering from the University of Washington.

      Jeff Pancottine has served as our Senior Vice President of Marketing and Business Development since October 2000. Prior to joining us, Mr. Pancottine served as Senior Vice President of Sales and Marketing for the Media Systems Division of Real Networks, Inc., from April 2000 to October 2000. Prior to that, Mr. Pancottine was the Vice President of Business Marketing at Intel Corporation, from November 1999 to April 2000. From June 1997 to November 1999, Mr. Pancottine held the position of Vice President of Global Marketing at Sequent Computer Systems, Inc. Jeff holds a Master of Engineering in Computer Science from Cornell University, and a B.S. in Computer Science from the University of California at Riverside.

      Joann M. Reiter has served as our Vice President and General Counsel since April 2000, and as General Counsel from April 1998 through April 2000. She has served as our Corporate Secretary since June 1999. Prior to joining us, Ms. Reiter served as Director of Operations for Excell Data Corporation, an information technology consulting and system integration services company from September 1997 through March 1998. From September 1992 through September 1997, she served as Director of Legal Services and Business Development for CellPro, Inc. a medical device manufacturer. She holds a J.D. from the University of Washington and is a member of the Washington State Bar Association.

      Jeff Stockdale has served as our Senior Vice President of Product Development since June 2003 and as Vice President of Platform Technology from September 2001 to June 2003. Mr. Stockdale served as our Director of Platform Technology from May 1999 to September 2001. Prior to joining us, Mr. Stockdale served as Senior Engineering Manager for Adaptec Inc. (formerly Cogent Data Technologies Inc.), an Ethernet networking company, from 1993 to 1999. Mr. Stockdale holds a B.S. in Electrical Engineering from Washington State University.

      Glenn T. Edens was appointed as one of our directors in August 2003. He is currently Vice President, Research at Sun Microsystems, Inc. From May 2001 to September 2002, Mr. Edens served as Vice President and Chief of Technology Strategy for the Hewlett Packard Company. From November 1998 to June 2001, he

served as President of AT&T Strategic Ventures and as Vice President of Broadband Technology, for AT&T Laboratories. From October 1992 to November 1998, he served as General Manager of the Home Systems Division for Interval Research Corporation. He attended California State University at Kellogg (now California State Polytechnic University, Pomona), with an emphasis on architecture and electrical engineering.

      Keith D. Grinstein has served as one of our directors since December 1999. He also serves as board chair for Coinstar, Inc., a coin counting machine company, and as lead outside director for Nextera, Inc. an economics-consulting firm. Mr. Grinstein is a partner of Second Avenue Partners, LLC, a venture capital fund. Mr. Grinstein’s past experience includes serving as President, Chief Executive Officer and Vice Chair of Nextel International Inc., and as President and Chief Executive Officer of the Aviation Communications Division of AT&T Wireless Services Inc. Mr. Grinstein holds a B.A. from Yale University and a J.D. from Georgetown University.

      Karl D. Guelich has served as Chairman of the Board of Directors since January 2003 and as one of our directors since June 1999. Mr. Guelich has been in private practice as a certified public accountant since his retirement from Ernst & Young LLP in 1993, where he served as the Area Managing Partner for the Pacific Northwest offices headquartered in Seattle from October 1986 to November 1992. Mr. Guelich holds a B.S. in Accounting from Arizona State University.

      Alan J. Higginson has served as one of our directors since May 1996. Mr. Higginson has been the President and Chief Executive Officer of Hubspan, Inc., an e-business infrastructure provider, since August 2001. From November 1995 to November 1998, Mr. Higginson served as President of Atrieva Corporation, a provider of advanced data backup and retrieval technology. Mr. Higginson holds a B.S. in Commerce and an M.B.A. from the University of Santa Clara.

      Jeffrey S. Hussey co-founded the Company in February 1996 and has served as one of our directors since that time. From February 1996 through August 2002, Mr. Hussey was also Chairman of the Board, and from February 1996 to July 2000, our Chief Executive Officer and President. He served as our Chief Strategist from July 2000 through October 2001 and as our treasurer from February 1996 to March 1999. Mr. Hussey holds a B.A. in Finance from Seattle Pacific University and an M.B.A. from the University of Washington.

      Rich Malone was appointed as one of our directors in August 2003. Mr. Malone has been the Chief Information Officer of Edward Jones Investments Inc. since 1979, when he joined Edward Jones Investments as a General Principal. In 1985, he became a member of the management committee of Edward Jones Investments. Mr. Malone is currently a member of the BITS Advisory Group, the Xerox Executive Advisory Forum and serves on the Technology Advisory Committee at Arizona State University.

      There are no family relationships among any of the Company’s directors or executive officers.

      Additional information called for by Item 10 of this Part III is included in our Proxy Statement relating to our annual meeting of shareholders and is incorporated herein by reference. The information appears in the Proxy Statement under the captions “Board of Directors” and “Executive Compensation.” Such Proxy Statement will be filed within 120 days of our last fiscal year ended September 30, 2003.

Item 11.	Executive Compensation

      The following tables and descriptive materials set forth information concerning compensation earned for services rendered to the Company by (a) the Chief Executive Officer of the Company, the CEO, and (b) the Company’s four other most highly compensated executive officers who were serving as executive officers of the Company at the end of fiscal year 2003, and (c) one executive officer of the Company who resigned during fiscal year 2003. We refer to these executive officers and former executive officer collectively, together with the CEO, as the Named Executive Officers.

					Long Term
		Annual Compensation			Compensation

				Other Annual	Securities	All Other
			Bonus(1)	Compensation	Underlying	Compensation(2)
Name and Principal Position	Year	Salary ($)	($)	($)	Options(#)	($)

John McAdam	2003	$446,046	$386,065	$—	160,000	$789
President, Chief	2002	$424,000	$320,473	$—	200,000	$789
Executive Officer	2001	$400,000	$196,693	$1,102,629 (3)	745,000	$151,860
Steve Coburn	2003	$265,000	$181,093	$—	55,000	$3,189
Senior VP and Chief	2002	$229,455	$162,525	$—	70,000	$189
Financial Officer	2001	$77,596	$50,000	$—	200,000	$79
Steven Goldman(4)	2003	$301,791	$137,892	$—	55,000	$3,698
Senior VP of Sales	2002	$222,600	$243,215	$—	70,000	$3,789
and Services	2001	$211,154	$185,002	$—	107,500	$3,547
Jeff Pancottine	2003	$292,300	$202,525	$—	55,000	$3,789
Senior VP of Marketing	2002	$212,000	$235,014	$—	70,000	$3,789
and Business Development	2001	$188,718	$249,240 (5)	$—	300,000	$3,526
Edward Eames	2003	$222,600	$154,426	$—	55,000	$3,789
Senior VP of Business	2002	$212,000	$128,189	$—	70,000	$6,695
Operations and VP of	2001	$191,250	$98,677	$—	205,000	$526
Global Services
Joann Reiter	2003	$169,441	$41,695	$—	55,000	$3,789
VP and General Counsel	2002	$171,720	$34,611	$—	50,000	$3,789
	2001	$154,000	$11,425	$—	40,000	$3,547

(1)	Includes bonus amounts earned during the fiscal year.

(2)	The amounts in this column for fiscal year 2003 include a $3,000 contribution by us to the 401(k) account of each of Messrs. Coburn, Goldman, Pancottine, Eames and Ms. Reiter and a premium payment toward a term life insurance policy of $189 for each of Messrs. McAdam, Coburn, Pancottine, Eames and Ms. Reiter, and of $173 for Mr. Goldman. A stipend of $600 for Internet service provider fees is also included for Messrs. McAdam, Pancottine, Eames and Ms. Reiter, and $525 for Mr. Goldman. The amounts in this column for fiscal year 2002 include a $3,000 contribution by us to the 401(k) account of each of Messrs. Goldman, Pancottine, Eames and Ms. Reiter and a premium payment toward a term life insurance policy of $189 for each of the named executive officers. A stipend of $600 for Internet service provider fees is also included for Messrs. McAdam, Goldman, Pancottine, Eames and Ms. Reiter. In addition, the amount shown for Mr. Eames includes a reimbursement of $2,906 for moving expenses. The amounts in this column for fiscal year 2001 include a $3,000 contribution by us to the 401(k) account of each of Messrs. Goldman, Pancottine, and Ms. Reiter and a premium payment toward a term life insurance policy of $247 for Messrs. McAdam, Goldman and Ms. Reiter, of $226 for Mr. Eames and Mr. Pancottine and of $79 for Mr. Coburn. A stipend of $300 for Internet service provider fees is also included for Messrs. McAdam, Goldman, Pancottine, Eames and Ms. Reiter. In addition, the amount listed for Mr. McAdam includes a reimbursement of $151,313 for moving expenses.

(3)	Includes a reimbursement of $1,102,629 for taxes related to the exercise of a non-qualified stock option.

(4)	Mr Goldman resigned from the Company in August of 2003.

(5)	Includes a $50,000 signing bonus.

Options Grants in Last Fiscal Year

      The following table sets forth information concerning the awards of options to purchase shares of our common stock made to the Named Executive Officers during fiscal year 2003:

	Individual Grants
					Potential Realizable Value at
	Number of	Percent of			Assumed Annual Rates of
	Securities	Total Options	Exercise		Stock Price Appreciation for
	Underlying	Granted to	or Base		Option Term(2)
	Options	Employees in	Price	Expiration
Name	Granted (#)	Fiscal Year(1)	($/Sh)	Date	5%($)	10%($)

John McAdam	160,000(3)	7.3%	$14.64	5/8/2013	$1,473,600	$3,732,800
Steven Coburn	55,000(3)	2.5%	$14.64	5/8/2013	$506,550	$1,283,150
Jeff Pancottine	55,000(3)	2.5%	$14.64	5/8/2013	$506,550	$1,283,150
Edward Eames	55,000(3)	2.5%	$14.64	5/8/2013	$506,550	$1,283,150
Joann Reiter	55,000(3)	2.5%	$14.64	5/8/2013	$506,550	$1,283,150
Steven Goldman(4)	55,000(3)	2.5%	$14.64	5/8/2013	$506,550	$1,283,150

(1)	A total of 2,195,300 stock options were granted in fiscal year 2003 by the Company to approximately 500 employees including options granted to executive officers.

(2)	Potential gains are net of exercise price but before taxes associated with exercise. These assumed rates of appreciation are provided in order to comply with requirements of the SEC, and do not represent the Company’s expectation as to the actual rate of appreciation of our common stock. The actual value of the options will depend on the performance of our common stock, and may be greater or less than the amounts shown.

(3)	Options vest in equal monthly increments over the two years following the date of grant.

(4)	Mr. Goldman resigned from the Company in August of 2003.

Aggregate Exercise of Stock Options in Fiscal Year 2003 and Fiscal Year-End Option Values

      The following table sets forth information concerning the exercise of stock options during fiscal year 2003 by each of the Named Executive Officers and the number and value of unexercised options held by those officers at the end of fiscal year 2003:

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
			Options at		Options at
			September 30, 2003 (#)		September 30, 2003 ($)(2)
	Shares	Value
	Acquired on	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Name	Exercise (#)	($)(1)	(#)	(#)	($)	($)

John McAdam	300,000	$3,047,454	604,999	200,001	$6,549,878	$1,154,672
Steven Coburn	—	—	172,498	152,502	$1,181,754	$943,646
Jeff Pancottine	100,000	$734,768	201,665	123,335	$421,092	$400,308
Edward Eames	27,120	$276,849	194,752	88,128	$1,285,378	$400,308
Joann Reiter	—	—	85,416	62,501	$785,215	$346,172
Steven Goldman(3)	151,063	$1,797,813	52,395	—	$489,600	—

(1)	Based on the market value of our common stock at the exercise date, less the exercise price, multiplied by the number of shares acquired upon exercise.

(2)	Based on the $19.24 per share market value of our common stock at September 30, 2003, less the exercise price, multiplied by the number of shares underlying the option.

(3)	Mr. Goldman resigned from the Company in August 2003.

Employment Contracts, Termination of Employment and Change in Control Arrangements

      Each of the named executive officers was party to an individual compensation plan, which set forth the base salary and target bonus for each such individual for fiscal year 2003. The target bonuses were set at the percentage of base salary set forth below and were payable subject to achievement of certain individual and company-wide performance metrics during fiscal year 2003.

      We list below a chart showing these executives’ base salaries and target bonuses for fiscal year 2003, assuming the specified performance goals were met.

Executive	Base Salary(1)	Target Bonus

John McAdam	$445,200	75% of base salary
Steven Coburn	$265,000	60% of base salary
Jeff Pancottine	$292,300	60% of base salary
Edward Eames	$222,600	60% of base salary
Joann Reiter	$180,306	20% of base salary
Steven Goldman(2)	$310,000	60% of base salary

(1)	Actual base salary earned in fiscal year 2003 is set forth above in this Item 11.

(2)	Mr. Goldman resigned from the Company in August of 2003.

              Option Grant Change in Control Provisions

      Under the terms of our stock incentive plans, stock option awards are generally subject to special provisions upon the occurrence of a defined “change in control” transaction. Under the plans, all or a certain portion of outstanding unvested stock options held by all participants under the plans, including our executive officers, will become fully vested upon a change in control of the Company.

      Messrs. McAdam, Coburn, Pancottine and Eames and Ms. Reiter have unvested stock options under our 1998 Equity Incentive Plan, or the 1998 Plan, which provides that upon certain changes in control of the Company, 50% of all outstanding and unvested options under the 1998 Plan will accelerate and vest, unless assumed or substituted by the acquiring entity.

      Mr. Coburn has unvested stock options under a non-qualified stock option plan, which provides that upon certain changes in control of the Company, all outstanding and unvested options under the plan will fully vest.

      Mr. Pancottine has unvested stock options under a non-qualified stock option plan, which provides that upon certain changes in control of the Company, 50% of all outstanding and unvested options under the plan will accelerate and vest.

      Mr. Eames has unvested stock options under our Amended and Restated 1996 Stock Option Plan and under our 2000 Employee Equity Incentive Plan. Mr. Eames’ options provide that upon a change in control of the Company, 50% of Mr. Eames outstanding and unvested options will accelerate and vest.

      As of the date of his resignation from the Company, Mr. Goldman had unvested options under the 1998 Plan, which provides that upon certain changes in control of the Company, 50% of all outstanding and unvested options under the 1998 Plan will accelerate and vest, unless assumed or substituted by the acquiring entity. All of Mr. Goldman’s unvested option were canceled on his resignation.

Compensation of Directors

      Directors of the Company are paid $35,000 annually for their services as members of the Board of Directors. Members of the audit committee, compensation committee and Governance committee are paid an additional $8,000, $2,000 and $1,000, respectively for each year of service. The Chairman receives an additional $12,000 paid annually. All Directors are reimbursed for certain expenses in connection with attending board and committee meetings.

      Beginning fiscal year 2001, all non-employee directors who also serve on a board committee receive options to purchase 15,000 shares of Common Stock on the day of the Company’s annual meeting. These options are fully vested and exercisable on the date of grant, and have an exercise price equal to the closing price of the Company stock on the date of grant. Messrs. Higginson, Guelich, and Grinstein were each granted options to purchase 15,000 shares of common stock under the Company’s 1998 Equity Incentive Plan (the “1998 Plan”) in April 2001, May 2002 and February 2003 at exercise prices of $8.10, $11.12 and $12.79, respectively. Messrs. Edens and Malone were each granted options to purchase 15,000 shares of common stock under the 1998 plan in August 2003 at an Exercise Price of $17.92.

      Additional information called for by Item 11 of this Part III is included in our Proxy Statement relating to our annual meeting of shareholders and is incorporated herein by reference. The information appears in the Proxy Statement under the captions “Board of Directors” and “Executive Compensation.” Such Proxy Statement will be filed within 120 days of our last fiscal year ended September 30, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information regarding the beneficial ownership of our common stock as of October 28, 2003 by (a) each person known to the Company to own beneficially more than 5% of outstanding shares of our common stock on October 28, 2003, (b) each director and nominee for director of the Company, (c) the Named Executive Officers and (d) all directors and executive officers as a group. The information in this table is based solely on statements in filings with the SEC or other reliable information.

	Number of
	Shares of
	Common Stock	Percent of
	Beneficially	Common Stock
Name and Address(1)	Owned(2)	Outstanding(2)

Mellon Financial Corporation(3)	1,747,681	6.3%
One Mellon Center
Pittsburgh, Pennsylvania 15258
Kern Capital Management, LLC(4)	1,470,800	5.3%
114 West 47th Street, Suite 1926
New York, NY 10036
John McAdam(5)	705,610	2.6%
Steven Coburn(6)	196,457	*
Jeff Pancottine(7)	229,790	*
Edward J. Eames(8)	215,642	*
Joann Reiter(9)	107,979	*
Steven Goldman(10)	34,255	*
Karl D. Guelich(11)	42,500	*
Jeffrey S. Hussey(12)	2,209,560	8.0%
Alan J. Higginson(13)	121,500	*
Keith D. Grinstein(14)	58,500	*
Rich Malone(15)	15,000	*
Glenn Edens(16)	15,000	*
All directors and executive officers as a group (14 people)(17)	4,041,987	14.7%

*	less than 1%.

(1)	Unless otherwise indicated, the address of each of the named individuals is c/o F5 Networks, Inc., 401 Elliott Avenue West, Seattle, Washington 98119.

(2)	Beneficial ownership of shares is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power, or of which a person has the right to acquire ownership within 60 days after October 28, 2003. Except as otherwise noted, each person or entity has sole voting and investment power with respect to the shares shown.

(3)	The holding shown is as reported by Mellon Financial Corporation in a Schedule 13G filed on January 21, 2003 as the aggregate amount beneficially owned by each reporting person. Mellon Financial Corporation has reported sole voting power over 1,428,381 shares, shared voting power over 305,500 shares, sole dispositive power over 1,440,281 shares, and shared dispositive power over 307,400 shares.

(4)	The holding shown is as reported by Kern Capital Management in a Schedule 13G/A filed on April 10, 2003. Kern Capital Management has reported sole voting and dispositive power over all 1,470,800 shares.

(5)	Includes 649,999 shares issuable upon exercise of options exercisable within 60 days of October 28, 2003.

(6)	Includes 196,457 shares issuable upon exercise of options exercisable within 60 days of October 28, 2003.

(7)	Includes 229,790 shares issuable upon exercise of options exercisable within 60 days of October 28, 2003.

(8)	Includes 214,753 shares issuable upon exercise of options exercisable within 60 days of October 28, 2003.

(9)	Includes 98,541 shares issuable upon exercise of options exercisable within 60 days of October 28, 2003.

(10)	Includes 32,395 shares issuable upon exercise of options exercisable within 60 days of October 28, 2003. Mr. Goldman resigned in August 2003.

(11)	Includes 42,500 shares issuable upon exercise of options exercisable within 60 days of October 28, 2003.

(12)	Does not include 350,000 shares held by Brian Dixon as trustee of the Hussey Family Trust fbo Mr. Hussey’s minor child. Mr. Hussey disclaims any beneficial ownership of the shares held by the trust. Includes 92,166 shares issuable upon exercise of options exercisable within 60 days of October 28, 2003.

(13)	Includes 121,500 shares issuable upon exercise of options exercisable within 60 days of October 28, 2003.

(14)	Includes 52,500 shares issuable upon exercise of options exercisable within 60 days of October 28, 2003.

(15)	Includes 15,000 shares issuable upon exercise of options exercisable within 60 days of October 28, 2003.

(16)	Includes 15,000 shares issuable upon exercise of options exercisable within 60 days of October 28, 2003.

(17)	Includes 1,847,517 shares issuable upon exercise of options exercisable within 60 days of October 28, 2003.

Equity Compensation Plan Information

      The following table provides information as of September 30, 2003 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans.

			Column C

			Number of securities
	Column A		remaining available for
		Column B	future issuance under equity
	Number of securities		compensation plans (total
	to be issued upon	Weighted-average	securities authorized but
	exercise of	exercise price of	unissued under the plans,
Plan Category	outstanding options	outstanding options	less Column A)

Equity compensation plans approved by security holders(1)	4,665,019 (2)	$17.25 (2)	684,117 (2)
Equity compensation plans not approved by security holders(3)	3,154,142	$18.85	494,616

Total	7,819,191	$17.92	1,178,733

(1)	Consists of the Amended and Restated 1996 Stock Option Plan, 1998 Equity Incentive Plan, Non-Employee Director Stock Option Plan and the 1999 Employee Stock Purchase Plan.

(2)	Does not include a weighted average purchase price for 1999 Employee Stock Purchase Plan. The number of shares and the purchase price for shares available for purchase under the 1999 Employee Stock Purchase Plan in the purchase period in progress on September 30, 2003 could not be determined as of September 30, 2003.

(3)	Consists of the 2000 Employee Equity Incentive Plan, uRoam Acquisition Equity Incentive Plan and executive new hire grants.

Description of Plans not Approved by Security Holders

      2000 Employee Equity Incentive Plan. In July 2000, the Company’s board of directors adopted the 2000 Employee Equity Incentive Plan, or the 2000 Plan, which provides for discretionary grants of non-qualified stock options, stock purchase awards and stock bonuses for employees and other service providers. A total of 3,500,000 shares of common stock have been reserved for issuance under the 2000 Plan. As of September 30, 2003 there were options to purchase 2,514,142 shares outstanding and 484,616 shares available for awards under the 2000 plan.

      All options under the 2000 Plan expire 10 years from the grant date and each option will have an exercise price of not less than the fair market value of the Company’s stock on the date the option is granted. The options granted under the 2000 Plan may be exercisable immediately or may vest and become exercisable in periodic installments. In the event of the termination of an optionee’s employment with the Company, vesting of options will stop and the optionee may exercise vested options for a specified period of time after the termination. Upon certain changes in control of the Company, 50% of all outstanding and unvested options or stock awards under the 2000 Plan will vest and become immediately exercisable, unless assumed or substituted by the acquiring entity.

      uRoam Plan. In July 2003, the Company’s board of directors adopted the uRoam Acquisition Equity Incentive Plan, or uRoam Plan, in connection with the hiring of the former employees of uRoam, Inc. The plan provides for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses. The board of directors approved 250,000 shares of common stock to be reserved for issuance under the uRoam Plan. As of September 30, 2003 there were options to purchase 240,000 shares outstanding and 10,000 shares available for awards under the uRoam Plan.

      All options under the uRoam Plan expire 10 years from the grant date. Incentive stock options will have an exercise price of not less than the fair market value of the Company’s stock on the date the option is granted and non-qualified stock options will have an exercise price of not less than 85% of the fair market value of the Company’s stock on the date the option is granted. Under certain circumstances and subject to certain limitations, options granted under the uRoam Plan may also provide for an automatic additional option grant to an optionee upon exercise.

      The options granted under the uRoam Plan may be exercisable immediately or may vest and become exercisable in periodic installments. In the event of the termination of an optionee’s employment with the Company, vesting of options will stop and the optionee may exercise vested options for a specified period of time after the termination. Upon certain changes in control of the Company, 50% of all outstanding and unvested options or stock awards under the uRoam Plan will vest and become immediately exercisable, unless assumed or substituted by the acquiring entity.

      New Hire Grants. In October 2000, the Company’s board of directors adopted a non-qualified stock option plan, or the Pancottine Plan, in connection with the hiring of Jeff Pancottine, the Company’s Senior Vice President of Marketing and Business Development. The Pancottine Plan provides for a grant of 200,000 non-qualified stock options for Mr. Pancottine. As of September 30, 2003, no remaining shares are available for grant under this plan.

      In May 2001, the Company’s board of directors adopted a non-qualified stock option plan, or the Coburn Plan, in connection with the hiring of Steve Coburn, the Company’s Vice President of Finance and Chief Financial Officer. The Coburn Plan provides for a grant of 200,000 non-qualified stock options for Mr. Coburn. As of September 30, 2003, no remaining shares are available for grant under this plan.

      All options under these plans expire 10 years from the grant date and each plan specifies the exercise price of options granted under the plan. The options granted under the plans vest and become exercisable in periodic installments over a period of up to 4 years from the grant date. In the event of the termination of an optionee’s employment with the Company, vesting of options will stop and the optionee may exercise vested options for a specified period of time after the termination. Upon certain changes in control of the Company, 100% of all outstanding and unvested options under the Coburn Plan, and 50% or all outstanding and unvested options under the Pancottine Plan, will vest and become immediately exercisable.

Item 13.	Certain Relationships and Related Party Transactions

      The Company has entered into indemnification agreements with the Company’s directors and certain officers for the indemnification of and advancement of expenses to these persons to the fullest extent permitted by law. The Company also intends to enter into these agreements with the Company’s future directors and certain future officers.

      In October 2000, the Company extended a loan to an executive officer and his wife, in the principal amount of $350,000, in order to facilitate the purchase of a residence in the Seattle area. On March 15, 2002, payments due under the note were extended for a period of one year, as allowed per the terms of the note. This loan was evidenced by a promissory note, the principal of which was payable in three equal installments, together with accrued interest, on March 31, 2002, March 31, 2003, and March 31, 2004, or immediately upon the sale of the residence or termination of the officer’s employment. Interest accrued on the loan at the rate of 6% per annum. The balance of the loan totaled $240,354 at September 30, 2003. The residence was sold in October 2003 and the loan was repaid in full on October 20, 2003.

      The Company believes that the foregoing agreements are in the Company’s best interest and were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions between the Company and any of the Company’s officers, directors or principal shareholders will be approved in advance by our Audit Committee.

Item 14.	Principal Accountant Fees and Services

      The following is a summary of the fees billed to the Company by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended September 30, 2003 and 2002:

	Years Ended September 30,

Fee Category	2003	2002

Audit Fees	$206,500	$197,202
Audit-Related Fees	78,750	21,039
Tax Fees	2,000	14,750
All Other Fees	—	—

Total Fees	$287,250	$232,991

      Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements.

      Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations in connection with acquisitions, services related to registration statements, and consultations concerning financial accounting and reporting standards.

      Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as part of this report are as follows:

      (1) Consolidated Financial Statements:

      See Index to Consolidated Financial Statements included under Item 8 in Part II of this Form 10-K.

      (2) Exhibits:

Exhibit
Number		Exhibit Description

3.1	—	Second Amended and Restated Articles of Incorporation of the Registration(1)
3.2	—	Amended and Restated Bylaws of the Registrant(1)
4.1	—	Specimen Common Stock Certificate(1)
4.2	—	Form of Senior Indenture(2)
4.3	—	Form of Subordinated Indenture(2)
10.1	—	Amended and Restated Office Lease Agreement dated April 3, 2000, between the Company and 401 Elliott West LLC(3)
10.2	—	Common Stock and Warrant Purchase Agreement dated June 26, 2001 between the Company and Nokia Finance International B.V.(4)
10.3	—	Investor’s Rights Agreement dated June 26, 2001 between the Company and Nokia Finance International B.V.(4)
10.4	—	Sublease Agreement dated March 30, 2001 between the Company and Cell Therapeutics, Inc.(4)

Exhibit
Number		Exhibit Description

10.5	—	uRoam Acquisition Equity Incentive Plan(5)
10.6	—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(1)
10.7	—	1998 Equity Incentive Plan, as amended on February 13, 2003(6)
10.8	—	Form of Option Agreement under the 1998 Equity Incentive Plan(1)
10.9	—	1999 Employee Stock Purchase Plan(1)
10.10	—	Amended and Restated Directors’ Nonqualified Stock Option Plan(1)
10.11	—	Form of Option Agreement under the Amended and Restated Directors’ Nonqualified Stock Option Plan(1)
10.12	—	Amended and Restated 1996 Stock Option Plan(1)
10.13	—	Form of Option Agreement under the Amended and Restated 1996 Stock Option Plan(1)
10.14	—	1999 Non-Employee Directors’ Stock Option Plan(1)
10.15	—	Form of Option Agreement under 1999 Non-Employee Directors’ Stock Option Plan(1)
10.16	—	NonQualified Stock Option Agreement between John McAdam and the Company dated July 24, 2000(7)
10.17	—	NonQualified Stock Option Agreement between John McAdam and the Company dated July 24, 2000(7)
10.18	—	2000 Employee Equity Incentive Plan(8)
10.19	—	Form of Option Agreement under the 2000 Equity Incentive Plan (9)
10.20	—	NonQualified Stock Option Agreement between Jeff Pancottine and the Company dated October 23, 2000(8)
10.21	—	NonQualified Stock Option Agreement between Steve Coburn and the Company dated May 29, 2001(9)
10.22*	—	2003 Compensation Plan Agreement between the Company and John McAdam dated October 1, 2002
10.23*	—	2003 Compensation Plan Agreement between the Company and Steven Coburn dated October 1, 2002
10.24*	—	2003 Compensation Plan Agreement between the Company and Jeff Pancottine dated October 1, 2002
10.25*	—	2003 Compensation Plan Agreement between the Company and Julian Eames dated October 1, 2002
10.26*	—	2003 Compensation Plan Agreement between the Company and Joann Reiter dated October 1, 2002
10.27*	—	2003 Compensation Plan Agreement between the Company and Steven Goldman dated October 1, 2002
10.28*	—	Employment Offer Letter by the Company to Julian Eames dated November 2, 2000
12.1*	—	Ratio of Fixed Charges
21.1*	—	Subsidiaries of the Registrant
23.1*	—	Consent of PricewaterhouseCoopers LLP, Independent Auditors
31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(2)	Incorporated by reference from Registration Statement on Form S-3, File No. 333-108826.

(3)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(5)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-109895.

(6)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-104169.

(7)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2000.

(8)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-51878.

(9)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2001.

      (b) Reports on Form 8-K:

      On September 15, 2003, the Company filed a Form 8-K/ A reporting under Item 2. Acquisition or Disposition of Assets, providing the financial statements of uRoam, Inc. and pro forma financial information.

      On July 23, 2003, the Company filed quarterly earnings results for the quarter ending June 30, 2003 on Form 8-K, reporting under Item 9. Regulation FD Disclosure.

      On July 23, 2003, the Company filed on Form 8-K a press release reporting under Item 2. Acquisition or Disposition of Assets, announcing our purchase of substantially all the assets of uRoam, Inc.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F5 NETWORKS, INC.

Dated: October 29, 2003

By:	/s/ JOHN MCADAM

John McAdam
Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ JOHN MCADAM John McAdam	Chief Executive Officer, President, and Director (Principal Executive Officer)	October 29, 2003

By:	/s/ STEVEN B. COBURN Steven B. Coburn	Senior Vice President, Chief Financial Officer (Principal Finance and Accounting Officer)	October 29, 2003

By:	/s/ GLENN T. EDENS Glenn T. Edens	Director	October 29, 2003

By:	/s/ KEITH D. GRINSTEIN Keith D. Grinstein	Director	October 29, 2003

By:	/s/ KARL D. GUELICH Karl D. Guelich	Director	October 29, 2003

By:	/s/ ALAN J. HIGGINSON Alan J. Higginson	Director	October 29, 2003

By:	/s/ JEFFREY S. HUSSEY Jeffrey S. Hussey	Director	October 29, 2003

By:	/s/ RICH MALONE Rich Malone	Director	October 29, 2003

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

3.1	—	Second Amended and Restated Articles of Incorporation of the Registration(1)
3.2	—	Amended and Restated Bylaws of the Registrant(1)
4.1	—	Specimen Common Stock Certificate(1)
4.2	—	Form of Senior Indenture(2)
4.3	—	Form of Subordinated Indenture(2)
10.1	—	Amended and Restated Office Lease Agreement dated April 3, 2000, between the Company and 401 Elliott West LLC(3)
10.2	—	Common Stock and Warrant Purchase Agreement dated June 26, 2001 between the Company and Nokia Finance International B.V.(4)
10.3	—	Investor’s Rights Agreement dated June 26, 2001 between the Company and Nokia Finance International B.V.(4)
10.4	—	Sublease Agreement dated March 30, 2001 between the Company and Cell Therapeutics, Inc.(4)
10.5	—	uRoam Acquisition Equity Incentive Plan(5)
10.6	—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(1)
10.7	—	1998 Equity Incentive Plan, as amended on February 13, 2003(6)
10.8	—	Form of Option Agreement under the 1998 Equity Incentive Plan(1)
10.9	—	1999 Employee Stock Purchase Plan(1)
10.10	—	Amended and Restated Directors’ Nonqualified Stock Option Plan(1)
10.11	—	Form of Option Agreement under the Amended and Restated Directors’ Nonqualified Stock Option Plan(1)
10.12	—	Amended and Restated 1996 Stock Option Plan(1)
10.13	—	Form of Option Agreement under the Amended and Restated 1996 Stock Option Plan(1)
10.14	—	1999 Non-Employee Directors’ Stock Option Plan(1)
10.15	—	Form of Option Agreement under 1999 Non-Employee Directors’ Stock Option Plan(1)
10.16	—	NonQualified Stock Option Agreement between John McAdam and the Company dated July 24, 2000(7)
10.17	—	NonQualified Stock Option Agreement between John McAdam and the Company dated July 24, 2000(7)
10.18	—	2000 Employee Equity Incentive Plan(8)
10.19	—	Form of Option Agreement under the 2000 Equity Incentive Plan (9)
10.20	—	NonQualified Stock Option Agreement between Jeff Pancottine and the Company dated October 23, 2000(8)
10.21	—	NonQualified Stock Option Agreement between Steve Coburn and the Company dated May 29, 2001(9)
10.22*	—	2003 Compensation Plan Agreement between the Company and John McAdam dated October 1, 2002
10.23*	—	2003 Compensation Plan Agreement between the Company and Steven Coburn dated October 1, 2002
10.24*	—	2003 Compensation Plan Agreement between the Company and Jeff Pancottine dated October 1, 2002
10.25*	—	2003 Compensation Plan Agreement between the Company and Julian Eames dated October 1, 2002
10.26*	—	2003 Compensation Plan Agreement between the Company and Joann Reiter dated October 1, 2002

Exhibit
Number		Exhibit Description

10.27*	—	2003 Compensation Plan Agreement between the Company and Steven Goldman dated October 1, 2002
10.28*	—	Employment Offer Letter by the Company to Julian Eames dated November 2, 2000
12.1*	—	Ratio of Fixed Charges
21.1*	—	Subsidiaries of the Registrant
23.1*	—	Consent of PricewaterhouseCoopers LLP, Independent Auditors
31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(2)	Incorporated by reference from Registration Statement on Form S-3, File No. 333-108826.

(3)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(5)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-109895.

(6)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-104169.

(7)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2000.

(8)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-51878.

(9)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2001.