Form 10-K/A
period 2003-09-30
F5 NETWORKS INC
filed 2004-01-26
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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
Common Stock, no par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

     As of March 31, 2003, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $266,423,927 based on the closing sales price of the Registrant’s Common Stock on the Nasdaq National Market on that date.

     As of October 28, 2003, the number of shares of the Registrant’s Common Stock outstanding was 27,554,905.

     F5 Networks, Inc. (also referred to as the “Company,” “we” or “our”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended September 30, 2003, that was originally filed with the Securities and Exchange Commission on October 29, 2003, for the sole purpose of adding additional information required by Part III, Items 10 and 11. Items 10 and 11 in the original filing are deleted and replaced in their entirety by Items 10 and 11 in this Amendment No. 1. The Exhibit Index in Part IV, Item 15 is also amended to reflect the inclusion of updated certifications of certain executive officers.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth certain information with respect to our executive officers and directors as of January 20, 2004:

Name	Age	Position

John McAdam	52	President, Chief Executive Officer and Director
Steven B. Coburn	50	Senior Vice President of Finance and Chief Financial Officer
Edward J. Eames	45	Senior Vice President of Business Operations and Vice President of Global Services
M. Thomas Hull	45	Senior Vice President of Worldwide Sales
Jeff Pancottine	43	Senior Vice President of Marketing and Business Development
Joann M. Reiter	46	Vice President, General Counsel and Corporate Secretary
Jeff Stockdale	43	Senior Vice President of Product Development
Keith D. Grinstein(1)(3)	43	Director
Karl D. Guelich(1)(2)(3)	61	Chairman of the Board of Directors
Alan J. Higginson(1)(2)	56	Director
Rich Malone(2)(3)	55	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating/Governance Committee.

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

Board of Directors Terms of Office

     The Board of Directors of the Company currently consists of seven directors divided into three classes, with two vacancies. Currently, the Class I directors are Karl D. Guelich and Keith D. Grinstein; the Class II directors are Alan J. Higginson and John McAdam; and the Class III director is Rich Malone. Rich Malone was appointed to Board by the Directors in August 2003. At the annual meeting of shareholders for fiscal 2003 (referred to as the Annual Meeting), the shareholders will vote on the election of two Class II directors to serve for three-year terms until the annual meeting of shareholders for fiscal year end 2006 and until their successors are elected and qualified. Since Mr. Malone was appointed by the existing directors and not elected by shareholders, his term will expire at the Annual Meeting, even though he is a Class III director and the term for the Class III directors does not expire this year. Accordingly, at the Annual Meeting, the shareholders will vote on the election of one Class III director to serve for a one-year term until the annual meeting of shareholders for fiscal year end 2004 and until his successor is elected and qualified. At present, the Class I directors will hold office until the Company’s annual meeting for fiscal year end 2005 and the Class III directors will hold office until the Company’s annual meeting for fiscal year end 2004. All directors will hold office until the annual meeting of shareholders at which their terms expire and the election and qualification of their successors.

Audit Committee

     The Audit Committee is composed of the following three directors: Messrs. Grinstein, Guelich and Higginson. The Board of Directors has determined that Mr. Guelich is an “audit committee financial expert” as defined in SEC rules. Mr. Guelich and each of the other members of the Audit Committee are independent as independence is currently defined in Rules 4200(a)(15) of the NASD listing standards.

Code of Ethics

     We have adopted a code of ethics that applies to all of our senior financial officers, including our chief executive officer, chief financial officer and principal accounting officer. The code of ethics is posted on the Company’s website. The Internet address for our website is http://www.f5.com and the code of ethics may be found under the investor relations section of our website. A copy of the code of ethics may be obtained without charge by written request to the Company’s Secretary.

Section 16 (a) Beneficial Ownership Reporting Compliance

     Under SEC rules, the Company’s directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file periodic reports of their ownership, and changes in that ownership, with the SEC. Based solely on its review of copies of these reports and representations of such reporting persons, the Company believes during fiscal 2003, such SEC filing requirements were satisfied with the following exceptions: John McAdam, Steve Coburn, Jeff Pancottine, Julian Eames, Joann Reiter, Steve Goldman, Karl Guelich, Keith Grinstein and Alan Higginson each filed one late Form 4 disclosing option grants. In addition, Steve Goldman and Alan Higginson filed one late Form 4 disclosing sales transactions.

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

					Long Term
		Annual Compensation			Compensation

				Other Annual	Securities	All Other
			Bonus(1)	Compensation	Underlying	Compensation(2)
Name and Principal Position	Year	Salary ($)	($)	($)	Options(#)	($)

John McAdam	2003	$445,200	$386,911	$—	160,000	$789
President, Chief	2002	$424,000	$320,473	$—	200,000	$789
Executive Officer	2001	$400,000	$196,693	$1,102,629 (3)	745,000	$151,860
Steve Coburn	2003	$265,000	$181,093	$—	55,000	$3,189
Senior VP and Chief	2002	$229,455	$162,525	$—	70,000	$189
Financial Officer	2001	$77,596	$50,000	$—	200,000	$79
Steven Goldman(4)	2003	$301,791	$137,892	$—	55,000	$3,698
Senior VP of Sales	2002	$222,600	$243,215	$—	70,000	$3,789
and Services	2001	$211,154	$185,002	$—	107,500	$3,547
Jeff Pancottine	2003	$292,300	$202,525	$—	55,000	$3,789
Senior VP of Marketing	2002	$212,000	$235,014	$—	70,000	$3,789
and Business Development	2001	$188,718	$249,240 (5)	$—	300,000	$3,526
Edward Eames	2003	$222,600	$154,426	$—	55,000	$3,789
Senior VP of Business	2002	$212,000	$128,189	$—	70,000	$6,695
Operations and VP of	2001	$191,250	$98,677	$—	205,000	$526
Global Services
Joann Reiter	2003	$169,441	$41,695	$—	55,000	$3,789
VP and General Counsel	2002	$171,720	$34,611	$—	50,000	$3,789
	2001	$154,000	$11,425	$—	40,000	$3,547

(1)	Includes bonus amounts earned during the fiscal year.

(2)	The amounts in this column for fiscal year 2003 include a $3,000 contribution by us to the 401(k) account of each of Messrs. Coburn, Goldman, Pancottine, Eames and Ms. Reiter and a premium payment toward a term life insurance policy of $189 for each of Messrs. McAdam, Coburn, Pancottine, Eames and Ms. Reiter, and of $173 for Mr. Goldman. A stipend of $600 for Internet service provider fees is also included for Messrs. McAdam, Pancottine, Eames and Ms. Reiter, and $525 for Mr. Goldman. The amounts in this column for fiscal year 2002 include a $3,000 contribution by us to the 401(k) account of each of Messrs. Goldman, Pancottine, Eames and Ms. Reiter and a premium payment toward a term life insurance policy of $189 for each of the named executive officers. A stipend of $600 for Internet service provider fees is also included for Messrs. McAdam, Goldman, Pancottine, Eames and Ms. Reiter. In addition, the amount shown for Mr. Eames includes a reimbursement of $2,906 for moving expenses. The amounts in this column for fiscal year 2001 include a $3,000 contribution by us to the 401(k) account of each of Messrs. Goldman, Pancottine, and Ms. Reiter and a premium payment toward a term life insurance policy of $247 for Messrs. McAdam, Goldman and Ms. Reiter, of $226 for Mr. Eames and Mr. Pancottine and of $79 for Mr. Coburn. A stipend of $300 for Internet service provider fees is also included for Messrs. McAdam, Goldman, Pancottine, Eames and Ms. Reiter. In addition, the amount listed for Mr. McAdam includes a reimbursement of $151,313 for moving expenses.

(3)	Includes a reimbursement of $1,102,629 for taxes related to the exercise of a non-qualified stock option.

(4)	Mr. Goldman resigned from the Company in August 2003.

(5)	Includes a $50,000 signing bonus.

Options Grants in Last Fiscal Year

     The following table sets forth information concerning the awards of options to purchase shares of our common stock made to the Named Executive Officers during fiscal year 2003:

	Individual Grants
						Potential Realizable Value at
	Number of		Percent of			Assumed Annual Rates of
	Securities		Total Options	Exercise		Stock Price Appreciation for
	Underlying		Granted to	or Base		Option Term(2)
	Options		Employees in	Price	Expiration
Name	Granted (#)		Fiscal Year(1)	($/Sh)	Date	5%($)	10%($)

John McAdam	160,000	(3)	7.3%	$14.64	5/8/2013	$1,473,600	$3,732,800
Steven Coburn	55,000	(3)	2.5%	$14.64	5/8/2013	$506,550	$1,283,150
Jeff Pancottine	55,000	(3)	2.5%	$14.64	5/8/2013	$506,550	$1,283,150
Edward Eames	55,000	(3)	2.5%	$14.64	5/8/2013	$506,550	$1,283,150
Joann Reiter	55,000	(3)	2.5%	$14.64	5/8/2013	$506,550	$1,283,150
Steven Goldman(4)	55,000	(3)	2.5%	$14.64	5/8/2013	$506,550	$1,283,150

(1)	A total of 2,195,300 stock options were granted in fiscal year 2003 by the Company to approximately 500 employees including options granted to executive officers.

(2)	Potential gains are net of exercise price but before taxes associated with exercise. These assumed rates of appreciation are provided in order to comply with requirements of the SEC, and do not represent the Company’s expectation as to the actual rate of appreciation of our common stock. The actual value of the options will depend on the performance of our common stock, and may be greater or less than the amounts shown.

(3)	Options vest in equal monthly increments over the two years following the date of grant.

(4)	Mr. Goldman resigned from the Company in August 2003.

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

Employment Contracts, Termination of Employment and Change in Control Arrangements

     Each of the named executive officers was party to an individual compensation plan, which set forth the base salary and bonus amounts for fiscal year 2003. The bonus amounts were set as a percentage of base salary for meeting certain individual and company-wide performance metrics with potential upside based on over-achievement of performance goals.

     We list below a chart showing these executives’ base salaries and bonus percentages for fiscal year 2003.

Executive	Base Salary(1)	Bonus

John McAdam	$445,200	75% of base salary
Steven Coburn	$265,000	60% of base salary
Jeff Pancottine	$292,300	60% of base salary
Edward Eames	$222,600	60% of base salary
Joann Reiter	$180,306	20% of base salary
Steven Goldman(2)	$310,000	60% of base salary

(1)	Actual base salary earned in fiscal year 2003 is set forth above in this Item 11.

(2)	Mr. Goldman resigned from the Company in August 2003.

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

     As of the date of his resignation from the Company, Mr. Goldman had unvested options under the 1998 Plan, which provides that upon certain changes in control of the Company, 50% of all outstanding and unvested options under the 1998 Plan will accelerate and vest, unless assumed or substituted by the acquiring entity. All of Mr. Goldman’s unvested options were canceled on his resignation.

Compensation of Directors

     Directors of the Company are paid $35,000 annually for their services as members of the Board of Directors. Members of the Audit Committee, Compensation Committee and Nominating/Governance Committee are paid an additional $8,000, $2,000 and $1,000, respectively for each year of service. The Chairman receives an additional $12,000 paid annually. All Directors are reimbursed for certain expenses in connection with attending board and committee meetings.

     Beginning in fiscal year 2001, all non-employee directors who also serve on a board committee receive options to purchase 15,000 shares of Common Stock on the day of the Company’s annual meeting. These options are fully vested and exercisable on the date of grant, and have an exercise price equal to the closing price of the Company stock on the date of grant. Messrs. Higginson, Guelich, and Grinstein were each granted options to purchase 15,000 shares of common stock under the 1998 Plan in April 2001, May 2002 and February 2003 at exercise prices of $8.10, $11.12 and $12.79, respectively. Mr. Malone was granted options to purchase 15,000 shares of common stock under the 1998 Plan in August 2003 at an Exercise Price of $17.92.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee during fiscal 2003 was comprised of the following three directors: Messrs. Grinstein, Guelich and Higginson. Since October 2003, the Compensation Committee has been composed of the following three directors: Messrs. Guelich, Higginson, and Malone and each member of the Compensation Committee is independent. None of the Company’s executive officers served as a member of the Board of Directors or Compensation Committee of any entity that has had one or more executive officers which served as a member of the Company’s Board of Directors or Compensation Committee.

Report of Compensation Committee

     The Compensation Committee is comprised of three members of the Board of Directors who are not employees of the Company. It is responsible for setting and monitoring policies governing compensation of executive officers. The Compensation Committee reviews the performance and compensation levels for executive officers and sets salary and bonus levels and option grants under the Company’s stock option plans. The objectives of the committee are to correlate executive compensation with the Company’s business objectives and performance, and to enable the Company to attract, retain and reward executive officers who contribute to its long-term success.

Compensation Philosophy

     The Company’s philosophy concerning compensation for executive officers is to directly link their compensation to continuous improvements in the Company’s financial performance. The key elements of this philosophy are as follows:

•	provide a competitive total compensation package that enables the Company to attract, retain and reward executive officers who contribute to the Company’s success;

•	provide incentive compensation that is directly linked to the performance of the Company; and

•	establish incentives that relate to the Company’s annual and long-term business strategies and objectives.

Consistent with this philosophy, the compensation package offered to executive officers includes: base salary, cash incentive compensation in the form of bonuses, and long-term equity incentives in the form of stock options.

Salary

     The Compensation Committee consists of three independent directors. Its function is to annually assess the performance of and recommend to the full board salary and incentive compensation for the President and Chief Executive Officer. The Compensation Committee also reviews and approves annual salary and incentive compensation increases for other executive officers recommended by the President and Chief Executive Officer.

     In setting Mr. McAdam’s compensation, the Committee considers compensation levels for similar positions at public companies of similar size and revenue levels, in similar industries, and with similar technological and marketing challenges, operational complexities and long-term performance and growth objectives. The Committee reviews salary surveys and publicly available information on compensation levels in performing this analysis. Over the past several years, the Committee also considered the Company’s success in meeting its operational, financial and strategic goals under extremely difficult economic conditions, Mr. McAdam’s success in reworking the Company’s business model to focus on enterprise customers and the strength of the executive team built by Mr. McAdam. Mr. McAdam began his employment with the Company in July 2000 with a salary and bonus comparable to his then-current compensation level with his former employer. His base salary was increased by 6% for fiscal

2002, and by 5% for fiscal 2003, consistent with base salary increases for the rest of the Company’s executive officers in those years. At Mr. McAdam’s request, no increase was granted for fiscal 2004.

     In determining executive officer salaries, the Compensation Committee reviews recommendations from Mr. McAdam, which are based on information from salary surveys covering technology companies in the Seattle and other comparable areas, individual performance levels and the Company’s financial condition. The Compensation Committee also considers incentive compensation based on the Company’s financial performance.

Incentive Compensation

     To reinforce the attainment of Company goals, the Committee believes that a significant portion of the annual compensation of the executive officers should be in the form of incentive compensation. The Committee believes that incentives based on attaining or exceeding established financial targets, properly aligns the interests of the executive officers with the interests of the stockholders. Bonuses for Mr. McAdam and the other executive officers are awarded quarterly based on achievement of the Company’s top and bottom line objectives. Mr. McAdam’s bonus is set at 75% of his base salary for meeting these performance targets. Mr. McAdam and the other executive officers may earn additional bonuses for over-achievement of these targets.

Stock Options

     The Compensation Committee believes that employee equity ownership provides significant motivation to executive officers to maximize value for the Company’s shareholders and periodically approves stock option grants under the Company’s employee stock option plans. Stock options are typically granted at the current market price and will only have value if the Company’s stock price increases over the exercise price.

     The Compensation Committee reviews and approves recommendations made by the Chief Executive Officer on stock option grants for other executive officers. These recommendations for options are based on the relative position and responsibilities of each executive officer and previous and expected contributions of each officer to the Company’s success. Generally option grants vest over a two or four-year period. Upon joining the Company, Mr. McAdam was given options in an amount comparable to those given to other non-founder executives hired to perform similar functions in comparable companies. This initial option grant was subsequently cancelled at his request. Mr. McAdam has been awarded several additional option grants in amounts considered by the Compensation Committee to be appropriate considering Mr. McAdam’s performance and market conditions.

     Under the Omnibus Budget Reconciliation Act of 1993, the federal income tax deduction for certain types of compensation paid to the chief executive officer and four other most highly compensated executive officers of publicly held companies is limited to $1 million per officer per fiscal year unless such compensation meets certain requirements. The Compensation Committee is aware of this limitation and had decided that it is not appropriate at this time to limit the Company’s discretion to design the cash compensation packages payable to the Company’s executive officers.

Compensation Committee

Alan J. Higginson, Chair
Karl D. Guelich
Rich Malone

Stock Price Performance

     The information regarding stock price performance contained in this section shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference in such filing.

     The graph below compares the annual percentage change in the cumulative total return on the Common Stock for F5 Networks, Inc., Nasdaq Composite Index and the Nasdaq Computer Index for the period commencing June 4, 1999 the date of the Company’s initial public offering, and ending September 30, 2003.

Comparison of Cumulative Total Return *
Among F5 Networks Inc.,
Nasdaq Composite and Nasdaq Computer Index

	6/4/99	9/30/99	9/29/00	9/28/01	9/30/02	9/30/03
F5 Networks, Inc.	100	457	229	62	51	129
Nasdaq Composite	100	111	148	60	47	72
Nasdaq Computer Index	100	122	173	55	42	68

     * Assumes that $100 was invested June 4, 1999 in the Company’s Common Stock and in each index, and that all dividends were reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  Documents filed as part of this report are as follows:

     Exhibits:

Exhibit
Number		Exhibit Description

31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F5 NETWORKS, INC.

Dated: January 26, 2004

	By:	/s/ STEVEN B. COBURN

Steven B. Coburn
Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002