Form 10-Q
period 2003-12-31
F5 NETWORKS INC
filed 2004-02-13
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

The number of shares outstanding of the registrant’s common stock as of February 9, 2004 was 33,772,710.

F5 NETWORKS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended December 31, 2003

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

F5 NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31,	September 30,
	2003	2003

ASSETS
Current assets
Cash and cash equivalents	$27,712	$10,351
Short-term investments	110,190	34,527
Accounts receivable, net of allowances of $3,028 and $3,049	17,496	19,325
Inventories	1,158	762
Other current assets	4,574	4,779

Total current assets	161,130	69,744

Restricted cash	6,000	6,000
Property and equipment, net	9,871	10,079
Long-term investments	67,097	34,132
Goodwill	24,188	24,188
Other assets, net	4,010	4,030

Total assets	$272,296	$148,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,670	$3,714
Accrued liabilities	13,348	13,148
Deferred revenue	21,775	19,147

Total current liabilities	37,793	36,009

Other long-term liabilities	1,668	1,584
Deferred tax liability	303	151

Total long-term liabilities	1,971	1,735

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 100,000 shares authorized, 32,998 and 27,403 shares issued and outstanding	259,837	141,709
Accumulated other comprehensive income	359	195
Unearned compensation	—	(10)
Accumulated deficit	(27,664)	(31,465)

Total shareholders’ equity	232,532	110,429

Total liabilities and shareholders’ equity	$272,296	$148,173

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three months ended
	December 31,

	2003	2002

Net revenues
Products	$26,376	$19,501
Services	9,705	7,555

Total	36,081	27,056

Cost of net revenues
Products	5,849	4,057
Services	2,462	2,161

Total	8,311	6,218

Gross profit	27,770	20,838

Operating expenses
Sales and marketing	14,954	12,759
Research and development	5,444	4,395
General and administrative	3,347	3,350
Amortization of unearned compensation	10	66

Total	23,755	20,570

Income from operations	4,015	268
Other income, net	184	462

Income before income taxes	4,199	730
Provision for income taxes	398	210

Net income	$3,801	$520

Net income per share – basic	$0.13	$0.02

Weighted average shares – basic	30,159	25,883

Net income per share – diluted	$0.11	$0.02

Weighted average shares – diluted	33,121	26,935

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

				Accumulated
	Common Stock			Other		Total
			Unearned	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Compensation	Income	Deficit	Equity

Balance, September 30, 2003	27,403	$141,709	$(10)	$195	$(31,465)	$110,429
Exercise of employee stock options	326	3,406	—	—	—	3,406
Issuance of common stock under employee stock purchase plan	94	1,086	—	—	—	1,086
Issuance of common stock in a public offering (net of issuance costs of $6,682)	5,175	113,636	—	—	—	113,636
Amortization of unearned compensation	—	—	10	—	—	10
Net income	—	—	—	—	3,801	—
Unrealized loss on investments	—	—	—	(22)	—	—
Foreign currency translation adjustment	—	—	—	186	—	—
Comprehensive income	—	—	—	—	—	3,965

Balance, December 31, 2003	32,998	$259,837	$—	$359	$(27,664)	$232,532

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended
	December 31,

	2003	2002

Operating activities
Net income	$3,801	$520
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on sale of assets	—	(11)
Amortization of unearned compensation	10	66
Provision for doubtful accounts and sales returns	497	445
Depreciation and amortization	1,175	1,351
Changes in operating assets and liabilities:
Accounts receivable	1,557	646
Inventories	(389)	96
Other current assets	296	(510)
Other assets	(168)	(118)
Accounts payable and accrued liabilities	(845)	(539)
Deferred revenue	2,494	741

Net cash provided by operating activities	8,428	2,687

Investing activities
Purchase of investments	(177,994)	(61,637)
Sale of investments	69,342	46,828
Proceeds from the sale of property and equipment	—	10
Purchases of property and equipment	(751)	(954)

Net cash used in investing activities	(109,403)	(15,753)

Financing activities
Proceeds from public offering, net of issuance costs	113,636	—
Proceeds from the exercise of stock options	4,441	1,787

Net cash provided by financing activities	118,077	1,787

Net increase (decrease) in cash and cash equivalents	17,102	(11,279)
Effect of exchange rate differences	259	59

Cash and cash equivalents, at beginning of period	10,351	20,801

Cash and cash equivalents, at end of period	$27,712	$9,581

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

2. Summary of Significant Accounting Policies

Basis of Presentation

     In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

     The Company sells products through distributors, resellers, and directly to end users. The Company recognizes product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. In certain regions where the Company does not have the ability to reasonably estimate returns, revenue is recognized upon sale to the end user. In this situation, the Company receives a sales report from the channel partner to determine when the sales transaction to the end user has occurred. Payment terms to domestic customers are generally net 30 days. Payment terms to international customers range from net 30 to 90 days based on normal and customary trade practices in the individual markets. The Company has offered extended payment terms ranging from three to six months to certain customers, in which case, revenue is recognized when payments become due.

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

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.

Goodwill and Acquired Technology

     Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company has adopted the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in July 2003. There was no impairment of goodwill during the three months ended December 31, 2003.

     Acquired technology of $3.0 million was recorded in connection with the acquisition of uRoam, Inc. Acquired technology is recorded at cost and amortized over its estimated useful life of five years. Related amortization expense totaled $150,000 for the three months ended December 31, 2003.

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

     Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. The net income and net income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended
	December 31,

	2003	2002

Net income, as reported	$3,801	$520
Add : Stock-based employee compensation expense under APB No. 25 included in reported net income	10	66
Deduct : Total stock-based employee compensation expense determined under the fair value method	4,967	7,210

Pro forma net loss	$(1,156)	$(6,624)

Net income (loss) per share :
As reported – basic	$0.13	$0.02

Pro forma – basic	$(0.04)	$(0.26)

As reported – diluted	$0.11	$0.02

Pro forma – diluted	$(0.04)	$(0.26)

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Earnings Per Share

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended
	December 31,

	2003	2002

Numerator
Net income	$3,801	$520

Denominator
Weighted average shares outstanding – basic	30,159	25,883
Dilutive effect of common shares from stock options	2,962	1,052

Weighted average shares outstanding – diluted	33,121	26,935

Basic net income per share	$0.13	$0.02

Diluted net income per share	$0.11	$0.02

     Approximately 1.5 million and 4.0 million of common shares potentially issuable from stock options for the three months ended December 31, 2003 and 2002, respectively, are excluded from the calculation of diluted earnings per share because the effect was antidilutive.

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the company will hold a significant variable interest in, or have significant involvement with, an existing variable interest entity.

     In October 2003, the FASB deferred the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral requires that public companies adopt the provisions of FIN 46 at the end of fiscal periods ending after December 15, 2003. The adoption of this interpretation will not have an impact on the Company’s consolidated financial statements.

3. Commitments and Contingencies

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

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

indemnification claims and the unique facts and circumstances involved in each particular agreement.

     The Company generally offers warranties of 90 days for hardware and one year for software, with the option of purchasing additional warranty coverage in increments of one year. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. The following table summarizes the activity related to product warranties during the three months ended December 31, 2003 and 2002 (in thousands):

	Three months ended
	December 31,

	2003	2002

Balance, beginning of fiscal year	$827	$650
Provision for warranties issued	98	120
Payments	(96)	(40)

Balance, end of period	$829	$730

Purchase Commitments

     The Company currently has arrangements with a contract manufacturer and other suppliers for the manufacture of the Company’s products. The arrangements allow them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless cancellation is given outside of applicable lead times. As of December 31, 2003, the Company was committed to purchase approximately $5.8 million of such inventory.

4. Restructuring Charge

     During the fiscal year 2002, the Company executed on a restructuring plan that included the discontinuation of its cache appliance business. As a result of discontinuing this line of business and other changes in the overall business, the Company incurred restructuring charges of $3.3 million for the fiscal year 2002. The restructuring charges included employee termination benefits, impaired assets, consolidation of excess facilities, and other obligations for which the Company no longer derives an economic benefit. There were no restructuring charges for the three months ended December 31, 2003 and 2002.

     The activity of the remaining restructuring liability included as a component of accrued liabilities on the balance sheet for the three months ended December 31, 2003 is presented below (in thousands):

	Balance at			Balance at
	September 30,	Additional	Cash Payments	December 31,
	2003	Charges	and Write-offs	2003

Excess facilities	$782	$—	$(3)	$779
Other	62	—	(62)	—

	$844	$—	$(65)	$779

     The excess facilities charge was the result of the Company’s decision to exit its support facility in Washington DC and were estimated based on current comparable rates for leases in the respective market. In April 2003, the excess facilities were subleased at the then current market value through the term of the lease. The difference between the lease payments and sublease income has historically been applied against the restructuring liability. During the three months ended December 31, 2003, timely receipts of sublease income were not received and the collectibility of sublease income is in question. Therefore neither the rent payment or receipt of sublease income has been applied against the restructuring liability. If we are unable to collect further sublease income throughout the duration of the lease term, the actual loss may be increased from the original estimate.

5. Common Stock

     In November 2003, the Company sold 5,175,000 shares, including 675,000 shares sold upon the exercise of the underwriters’ over-allotment option, of its common stock in a public offering at a price of $23.25 per share. The proceeds to the Company were $113.6 million, net of offering costs of $6.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 30, 2003. Our discussion may contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, based upon current expectations. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. Because these forward-looking statements involve risks and uncertainties, our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and “Business” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, and elsewhere in this report.

	Three months ended
	December 31,

	2003	2002

	(in thousands, except percentages)
Revenues
Net revenues
Products	$26,376	$19,501
Services	9,705	7,555

Total	$36,081	$27,056

Percentage of net revenues
Products	73.1%	72.1%
Services	26.9	27.9

Total	100.0%	100.0%

     Net revenues. Total net revenues increased 33.4%, to $36.1 million for the three months ended December 31, 2003 from $27.1 million for the same period in the prior year. The increase was primarily due to growth in the volume of product sales and customer acceptance of our switch based BIG-IP products as well as continued growth in service revenues.

     Net product revenues increased 35.3%, to $26.4 million for the three months ended December 31, 2003 from $19.5 million for the same period in the prior year. The increase in product revenues was due to growth in all of our primary geographic markets. International revenues grew to 34.1% of total net revenues for the three months ended December 31, 2003 compared to 30.4% for the same period in the prior year. We expect international revenues will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of total net revenues will remain at current levels. Sales of our BIG-IP products represented 74.9% and 82.2% of product revenues for the three months ended December 31, 2003 and 2002, respectively. The decrease was due to an increase in sales of our other products, such as our newly introduced FirePass SSL VPN product which represented 5.6% of product revenues for the three months ended December 31, 2003.

     Net services revenues increased 28.5%, to $9.7 million for the three months ended December 31, 2003 from $7.6 million for the same period in the prior year. The increase in services revenue was primarily due to increases in the purchase or renewal of service and support contracts as our installed base of products increased.

     Ingram Micro Inc., one of our domestic distributors, accounted for 18.5% and 11.7% of our total net revenues for the three months ended December 31, 2003 and 2002, respectively. Ingram Micro Inc. accounted for 28.7% of our accounts receivable as of December 31, 2003.

	Three months ended
	December 31,

	2003	2002

	(in thousands, except percentages)
Gross margin
Cost of net revenues
Products	$5,849	$4,057
Services	2,462	2,161

Total	8,311	6,218

Gross margin	$27,770	$20,838

Cost of net revenues (as a percentage of related revenue)
Products	22.2%	20.8%
Services	25.4	28.6

Total	23.0	23.0

Gross margin	77.0%	77.0%

     Cost of Net Product Revenues. Cost of net product revenues increased to $5.8 million for the three months ended December 31, 2003 from $4.1 million for the same period in the prior year. Cost of net product revenues increased as a percentage of net product revenues to 22.2% from 20.8% in the prior period. The increase in cost of product revenues as a percentage of net product revenue was primarily due to changes in the product sales mix and higher amortization charges in connection with the acquired technology we purchased from uRoam, Inc. Our new Firepass SSL VPN product line is expected to have product costs comparable to our BIG-IP product line.

     Cost of Net Services Revenues. Cost of net services revenues increased to $2.5 million for the three months ended December 31, 2003 from $2.2 million for the same period in the prior year. The increase in absolute dollars was due primarily to increased salary and benefits expenses as a result of an increase in professional services employee headcount. Cost of net services revenues decreased as a percentage of services revenues to 25.4% from 28.6% for the same periods. The decrease in cost of net services revenues as a percentage of net services revenues is primarily the result of leveraging our existing services operating infrastructure to support the increased net services revenue.

     We expect to maintain our gross margins in the near term, however, gross margins could be adversely affected by increased material costs, component shortages, excess and obsolete inventory charges and heightened sales price competition.

	Three months ended
	December 31,

	2003	2002

	(in thousands, except percentages)
Operating expenses
Sales and marketing	$14,954	$12,759
Research and development	5,444	4,395
General and administrative	3,347	3,350
Amortization of unearned compensation	10	66

Total	$23,755	$20,570

Operating expenses (as a percentage of revenue)
Sales and marketing	41.4%	47.2%
Research and development	15.1	16.2
General and administrative	9.3	12.4
Amortization of unearned compensation	—	—

Total	65.8%	76.0%

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related expenses of our sales and marketing staff, costs of our marketing programs, including public relations, advertising and trade shows, facilities and depreciation expenses. Sales and marketing expenses increased 17.2% to $15.0 million for the three months ended December 31, 2003, from $12.8 million for the same period in the prior year. The increase in sales and marketing expenses was primarily due to higher salary, commission and employee benefit related expenses. In the future, we expect to continue to increase our sales and marketing expenses to grow revenues and increase our market share.

     Research and development. Research and development expenses consist primarily of salaries and benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased by 23.9% to $5.4 million for the three months ended December 31, 2003 from $4.4 million for the same period in the prior year. The increase in research and development expenses was primarily due to increased prototype expenses and an increase in payroll and related costs driven by an increase in headcount related to our acquisition of uRoam, Inc. We expect to continue to increase research and development expenses as our future success is dependent on the continued enhancement of our current products and our ability to develop new, technologically advanced products that meet the changing needs of our customers.

     General and administrative. General and administrative expenses consist primarily of salaries and related expenses of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses were $3.3 million for the three months ended December 31, 2003 consistent with $3.4 million for the same period in the prior year. The slight decrease in general and administrative expenses was primarily due to lower bad debt charges as a result of improved credit quality of our customers and collection efforts partially offset by increased legal expenses and salary and benefit expenses.

     Amortization of unearned compensation. We recorded $8.3 million of stock compensation costs since our inception through December 31, 2003. These compensation costs represented the difference between the exercise price and the deemed fair value of certain stock options granted to our employees and outside directors. These stock options generally vested ratably over a four-year period. We amortized these compensation costs using an accelerated method as prescribed by FASB interpretation No. 28 (“FIN No. 28”). As of December 31, 2003, the balance of unearned compensation was fully amortized.

	Three months ended
	December 31,

	2003	2002

	(in thousands, except percentages)
Other income and income taxes
Income from operations	$4,015	$268
Other income, net	184	462

Income before income taxes	4,199	730
Provision for income taxes	398	210

Net income	$3,801	$520

Other income and income taxes (as a percentage of revenue)
Income from operations	11.1%	1.0%
Other income, net	0.5	1.7

Income before income taxes	11.6	2.7
Provision for income taxes	1.1	0.8

Net income	10.5%	1.9%

     Other income, net. Other income, net, consists primarily of interest income and foreign currency transaction gains and losses. Other income, net, decreased to $184,000 for the three months ended December 31, 2003 from $462,000 for the same period in the prior year. This decrease was primarily due to increased foreign currency losses realized in the current quarter as compared to the prior period.

     Income taxes. The provision for income tax for the three months ended December 31, 2003 and 2002, primarily consists of foreign taxes related to our international operations. The provision for income taxes in the three months ended December 31, 2003 also includes charges for deferred tax liabilities associated with the amortization of goodwill. We have a valuation allowance to offset U.S. deferred tax assets in accordance with the provisions of FAS 109. In the event we maintain profitability in future reporting periods management will continue to evaluate the realizability of our U.S. deferred tax assets. If it is determined that it is more likely than not that the U.S. deferred tax assets are recoverable by the availability of future taxable income, the valuation allowance will be reversed in a future reporting period. For the three months ended December 31, 2003 we continued to incur U.S. tax losses primarily due to the tax benefits received from employee stock option deductions. At December 31, 2003, a significant portion of the valuation allowance of our net operating loss carryforwards is derived from the tax benefits of stock option deductions. At such time as the valuation allowance related to these deductions is released, the benefit will be credited to additional paid in capital.

Financial Condition

     Cash and cash equivalents, short-term investments and long-term investments were $205.0 million as of December 31, 2003 compared to $79.0 million as of September 30, 2003, representing an increase of $126.0 million. The significant increase was primarily due to the net proceeds of $113.6 million, generated by the sale of 5,175,000 shares of common stock in a public offering.

     Cash provided by operating activities was $8.4 million for the three months ended December 31, 2003 compared to $2.7 million for the same period in the prior year. Cash flow from operations in the three months ended December 31, 2003 resulted primarily from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including a provision for doubtful accounts and sales returns, and depreciation and amortization charges. Cash used in investing activities was $109.4 million for the three months ended December 31, 2003 compared to $15.8 million for the same period in the prior year. Cash used in investing activities was primarily due to investing the proceeds of the offering and the acquisition of capital equipment. Cash provided by financing activities for the three months ended December 31, 2003 was $118.1 million compared to $1.8 million for the same period in the prior year. Our financing activities consisted of $113.6 million net proceeds received from a public stock offering as well as cash received from the exercise of employee stock options and purchases under our employee stock purchase plan. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances together with cash generated from operations should be sufficient to meet our operating requirements for the foreseeable future.

     As of December 31, 2003, our principal commitments consisted of obligations outstanding under operating leases. In 2000, we entered into lease agreements on two buildings for our corporate headquarters. The lease agreements expire in 2012 with an option for renewal. The lease for the second building has been fully subleased through 2012. We established a restricted escrow account in connection with this lease agreement. Under the terms of this lease, a $6.0 million letter of credit is required through November 2012, unless the lease is terminated before then. The letter of credit is fully collateralized by a $6.0 million certificate of deposit that has been included on our balance sheet as a component of restricted cash.

     We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation outside of applicable lead times. As of December 31, 2003, we were committed to purchase approximately $5.8 million of such inventory.

Critical Accounting Policies and Estimates

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

     The Company sells products through distributors, resellers, and directly to end users. The Company recognizes product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. In certain regions where the Company does not have the ability to reasonably estimate returns, revenue is recognized upon sale to the end user. Payment terms to domestic customers are generally net 30 days. Payment terms to international customers range from net 30 to 90 days based on normal and customary trade practices in the individual markets. The Company has offered extended payment terms to certain customers, in which case, revenue is recognized when payments become due.

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

     Reserve for Doubtful Accounts. Estimates are used in determining our allowance for doubtful accounts and are based on a percentage of our accounts receivable by aging category. In determining these percentages, we evaluate historical write-offs, current trends in the credit quality of our customer base, as well as changes in the credit policies. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require any collateral. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our allowance for doubtful accounts may not be sufficient.

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

     Income Tax Valuation Allowance. The Company has net deferred tax assets which are fully offset by a valuation allowance due to management’s determination that the criteria for recognition have not been met. In the event management were to determine that the Company would be able to realize its net deferred tax assets in the future, an adjustment to the deferred tax assets would be made, increasing net income (or decreasing net loss) in the period in which such a determination was made.

     Goodwill. The Company accounts for goodwill in accordance with SFAS No. 141, “Business Combinations.” Under the purchase method of accounting, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. Goodwill is the excess of the purchase price (including liabilities assumed and direct costs) over the fair value of tangible and identifiable intangible assets acquired in purchase business combinations. Goodwill is not amortized but reviewed for impairment annually.

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

     The following table presents the amounts of our cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2003.

	Maturing in (in thousands)

	Three months or	Three months to	Greater than
	less	one year	one year	Total	Fair value

Included in cash and cash equivalents	$22,460	—	—	$22,460	$22,460
Weighted average interest rate	0.95%	—	—	—	—
Included in short-term investments	$96,725	$13,465	—	$110,190	$110,190
Weighted average interest rates	1.21%	2.05%	—	—	—
Included in long-term investments	—	—	$67,097	$67,097	$67,097
Weighted average interest rates	—	—	1.86%	—	—

     Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars. While we have conducted some transactions in foreign currencies during the three months ended December 31, 2003 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant. We have not engaged in foreign currency hedging to date, however we may do so in the future.

Item 4. Controls and Procedures

     As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

     Reference is made to Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2003, filed October 30, 2003, for descriptions of our legal proceedings. We continue to believe that the resolution of these legal proceedings will not have a material adverse effect on us and there have been no material developments since our 10-K filing.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Exhibit Description

3.1	— Second Amended and Restated Articles of Incorporation of the Registration (1)

3.2	— Amended and Restated Bylaws of the Registrant (1)

4.1	— Specimen Common Stock Certificate (1)

31.1*	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	— Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(b)	Reports on Form 8-K

On January 21, 2004, we furnished a Current Report on Form 8-K pursuant to Item 12 containing the press release relating to our financial results for the three months ended December 31, 2003.

On November 14, 2004, we filed a Current Report on Form 8-K pursuant to Item 7 containing the opinion and consent of Heller Ehrman White & McAuliffe LLP.

On November 12, 2004, we filed a Current Report on Form 8-K pursuant to Items 7 and 9 containing the Underwriting Agreement between F5 Networks, Inc. and Citigroup Global Markets Inc., Lehman Brothers Inc. and Merrill Lunch, Pierce, Fenner & Smith Incorporated and the press release announcing the pricing of the public offering of 4,500,000 shares of common stock.

On October 30, 2003, we filed a Current Report on Form 8-K reporting under Item 7 updated pro forma financial information in connection with our acquisition of substantially all of the assets of uRoam, Inc.,as required by Rule 11-02(c) of Regulation S-X.

On October 30, 2003, we filed a Current Report on Form 8-K, reporting under Item 9 the announcement of a public offering of 4,500,000 shares of common stock.

On October 29, 2003, we furnished a Current Report on Form 8-K pursuant to Item 12 containing the press release relating to our financial results for the three months ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of February, 2004.

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