Form 10-Q
period 2004-03-31
F5 NETWORKS INC
filed 2004-05-13
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [✓] No [ ]

The number of shares outstanding of the registrant’s common stock as of May 10, 2004 was 34,458,291.

F5 NETWORKS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

F5 NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,	September 30,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$22,162	$10,351
Short-term investments	108,656	34,527
Accounts receivable, net of allowances of $3,736 and $3,049	19,158	19,325
Inventories	1,905	762
Other current assets	5,275	4,779

Total current assets	157,156	69,744

Restricted cash	6,183	6,000
Property and equipment, net	10,272	10,079
Long-term investments	96,450	34,132
Goodwill	24,188	24,188
Other assets, net	3,727	4,030

Total assets	$297,976	$148,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,397	$3,714
Accrued liabilities	13,678	13,148
Deferred revenue	24,502	19,147

Total current liabilities	43,577	36,009

Other long-term liabilities	1,744	1,584
Deferred tax liability	454	151

Total long-term liabilities	2,198	1,735

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding
Common stock, no par value; 100,000 shares authorized, 34,168 and 27,403 shares issued and outstanding	273,263	141,709
Unearned compensation	—	(10)
Accumulated other comprehensive income	647	195
Accumulated deficit	(21,709)	(31,465)

Total shareholders’ equity	252,201	110,429

Total liabilities and shareholders’ equity	$297,976	$148,173

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net revenues
Products	$29,720	$20,338	$56,096	$39,839
Services	10,927	7,679	20,632	15,234

Total	40,647	28,017	76,728	55,073

Cost of net revenues
Products	6,799	4,203	12,648	8,260
Services	2,626	2,275	5,088	4,436

Total	9,425	6,478	17,736	12,696

Gross profit	31,222	21,539	58,992	42,377

Operating expenses
Sales and marketing	15,920	13,061	30,874	25,820
Research and development	5,900	4,886	11,344	9,281
General and administrative	3,855	2,900	7,202	6,250
Amortization of unearned compensation	—	5	10	71

Total	25,675	20,852	49,430	41,422

Income from operations	5,547	687	9,562	955
Other income, net	808	312	992	774

Income before income taxes	6,355	999	10,554	1,729
Provision for income taxes	400	184	798	394

Net income	$5,955	$815	$9,756	$1,335

Net income per share – basic	$0.18	$0.03	$0.31	$0.05

Weighted average shares – basic	33,768	26,164	31,953	26,022

Net income per share – diluted	$0.16	$0.03	$0.28	$0.05

Weighted average shares – diluted	36,946	27,494	35,074	27,230

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2004
(unaudited, in thousands)

				Accumulated
	Common Stock			Other		Total
			Unearned	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Compensation	Income	Deficit	Equity
Balance, September 30, 2003	27,403	$141,709	$(10)	$195	$(31,465)	$110,429
Exercise of employee stock options	1,496	16,832	—	—	—	16,832
Issuance of common stock under employee stock purchase plan.	94	1,086	—	—	—	1,086
Issuance of common stock in a public offering (net of issuance costs of $6,682)	5,175	113,636	—	—	—	113,636
Amortization of unearned compensation	—	—	10	—	—	10
Net income	—	—	—	—	9,756	—
Unrealized gain on investments	—	—	—	269	—	—
Foreign currency translation adjustment	—	—	—	183	—	—
Comprehensive income	—	—	—	—	—	10,208

Balance, March 31, 2004	34,168	$273,263	$—	$647	$(21,709)	$252,201

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended
	March 31,
	2004	2003
Operating activities
Net income	$9,756	$1,335
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on sale of assets	—	(11)
Amortization of unearned compensation	10	71
Provision for doubtful accounts and sales returns	1,245	378
Depreciation and amortization	2,322	2,626
Changes in operating assets and liabilities:
Accounts receivable	(853)	(614)
Inventories	(1,137)	(147)
Other current assets	(304)	192
Other assets	(80)	(188)
Accounts payable and accrued liabilities	2,445	283
Deferred revenue	5,221	1,649

Net cash provided by operating activities	18,625	5,574

Investing activities
Purchase of investments	(276,923)	(84,883)
Sale of investments	140,745	69,073
Investment of restricted cash	(183)	—
Proceeds from the sale of property and equipment	—	10
Purchases of property and equipment	(2,104)	(1,309)

Net cash used in investing activities	(138,465)	(17,109)

Financing activities
Proceeds from public offering, net of issuance costs	113,636	—
Proceeds from the exercise of stock options	17,767	4,217

Net cash provided by financing activities	131,403	4,217

Net increase (decrease) in cash and cash equivalents	11,563	(7,318)
Effect of exchange rate differences	248	37

Cash and cash equivalents, at beginning of period	10,351	20,801

Cash and cash equivalents, at end of period	$22,162	$13,520

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

     F5 Networks, Inc. (the Company) provides integrated products and services to manage, control and optimize Internet traffic. Our core products, the BIG-IP Controller, 3-DNS Controller, and the BIG-IP Link Controller, help manage traffic to servers and network devices in a way that maximizes availability and throughput. Our FirePass family of network server appliances provides secure user access to corporate networks and individual applications via any standard Web browser. Our unique iControl architecture integrates our products and also allows our customers and other vendors to integrate them with third party products, including enterprise applications. As components of an integrated solution, our products address many elements required for successful Internet and intranet business applications, high availability, high performance, intelligent load balancing, fault tolerance, streamlined manageability, remote access to corporate networks, and network and application security. By enhancing Internet performance and availability, our solutions enable our customers and partners to maximize the use of the Internet in their business.

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

Revenue Recognition

     The Company recognizes revenue in accordance with the guidance provided under Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists,” and SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” and SAB No. 104, “Revenue Recognition.”

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

Goodwill and Acquired Technology

     Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company has adopted the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in July 2003. There was no impairment of goodwill during the six months ended March 31, 2004.

     Acquired technology of $3.0 million was recorded in connection with the acquisition of uRoam, Inc. Acquired technology is recorded at cost and amortized over its estimated useful life of five years. Related amortization expense totaled $300,000 for the six months ended March 31, 2004.

Stock-Based Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” FASB Interpretation No. 44 (“FIN No. 44”) “Accounting for Certain Transactions Involving Stock Compensation,” and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the option. The unearned compensation is amortized in accordance with Financial Accounting Standards Board Interpretation No. 28 on an accelerated basis over the vesting period of the individual options.

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

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income, as reported	$5,995	$815	$9,756	$1,335
Add : Stock-based employee compensation expense under APB No. 25 included in reported net income	—	5	10	71
Deduct : Total stock-based employee compensation expense determined under the fair value method	4,845	5,870	9,812	13,080

Pro forma net income (loss)	$1,150	$(5,050)	$(46)	$(11,674)

Net income (loss) per share :
As reported – basic	$0.18	$0.03	$0.31	$0.05

Pro forma – basic	$0.03	$(0.19)	$(0.00)	$(0.45)

As reported – diluted	$0.16	$0.03	$0.28	$0.05

Pro forma – diluted	$0.03	$(0.19)	$(0.00)	$(0.45)

Earnings Per Share

     Basic net income per share is computed by dividing net income by the weighted average number of common

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Numerator
Net income	$5,955	$815	$9,756	$1,335

Denominator
Weighted average shares outstanding – basic	33,768	26,164	31,953	26,022
Dilutive effect of common shares from stock options	3,178	1,330	3,121	1,208

Weighted average shares outstanding – diluted	36,946	27,494	35,074	27,230

Basic net income per share	$0.18	$0.03	$0.31	$0.05

Diluted net income per share	$0.16	$0.03	$0.28	$0.05

     Approximately 1.0 million and 3.9 million common shares potentially issuable from stock options for the three months ended March 31, 2004 and 2003, respectively, are excluded from the calculation of diluted earnings per share because the effect was antidilutive. Approximately 1.4 million and 4.0 million of common shares potentially issuable from stock options for the six months ended March 31, 2004 and 2003, respectively, are excluded from the calculation of diluted earnings per share because the effect was antidilutive.

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

3. Commitments and Contingencies

Guarantees and Product Warranties

     In the normal course of business to facilitate sales of its products, the Company indemnifies other parties, including customers, resellers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws contain similar indemnification obligations to the Company’s agents. It is not possible to determine the maximum potential amount of liability under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     The Company generally offers warranties of 90 days for hardware and one year for software, with the option of purchasing additional warranty coverage in increments of one year. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. The following table summarizes the activity related to product warranties during the three months and six months ended March 31, 2004 and 2003 (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Balance, beginning of period	$829	$730	$827	$650
Provision for warranties issued	116	115	214	235
Settlements	(115)	(20)	(211)	(60)

Balance, end of period	$830	$825	$830	$825

Purchase Commitments

     The Company currently has arrangements with contract manufacturers and other suppliers for the manufacture of the Company’s products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless cancellation is given outside of applicable lead times. As of March 31, 2004, the Company was committed to purchase approximately $6.1 million of such inventory over the next two quarters.

Litigation

     The Company is not aware of any pending legal proceedings that, individually or in the aggregate, would have a material adverse effect on the Company’s business, operating results, or financial condition. The Company may in the future be party to litigation arising in the ordinary course of business, including claims that allegedly infringe upon third-party trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

4. Restructuring Charge

     During the fiscal year 2002, the Company executed on a restructuring plan that included the discontinuation of its cache appliance business. As a result of discontinuing this line of business and other changes in the overall business, the Company incurred restructuring charges of $3.3 million in the fiscal year 2002. The restructuring charges included employee termination benefits, impaired assets, consolidation of excess facilities, and other obligations for which the Company no longer derives an economic benefit. There were no restructuring charges for the three months ended March 31, 2004 and 2003.

     The activity to March 31, 2004 of the remaining restructuring liability included as a component of accrued liabilities on the balance sheet as of September 30, 2003 is presented below (in thousands):

	Balance at				Balance at
	September 30,	Additional	Cash		March 31,
	2003	Charges	Payments	Write-offs	2004
Excess facilities	$782	$—	$(55)	$—	$727
Other	62	—	—	(62)	—

	$844	$—	$(55)	$(62)	$727

     The excess facilities charge was the result of the Company’s decision to exit its support facility in Washington DC and was estimated based on current comparable rates for leases in the respective market. In April 2003, the excess facilities were subleased at the then current market value. The difference between the lease payments and sublease income has historically been applied against the restructuring liability. The excess facilities liability is scheduled to be paid over the remaining term of the lease ending in April 2007. During the three months ended

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2003, timely receipts of sublease income were not received and the collectibility of sublease income was in question. Because of this uncertainty, neither the rent payment nor receipt of sublease income was applied against the restructuring liability during the December quarter. However, during the three months ended March 31, 2004 we received payments of sublease income and have therefore applied the rent payment and the sublease income against the restructuring liability. In the event we are unable to collect sublease income throughout the duration of the lease term, the actual loss may be increased from the original estimate.

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

Overview

     We are a global provider of software and hardware products and services that help companies efficiently and securely manage their Internet traffic. We enable our customers to keep their IP-based Internet traffic flowing and business information always available to any user from any device, anywhere in the world. Our products ensure secure and reliable access to servers and the applications that run on them. We market and sell our products primarily through indirect sales channels in North America, Europe, Japan and the Asia Pacific region, and to some direct customer accounts in North America. Enterprise customers (Fortune 1000 or Business Week Global 1000 companies) in financial services, manufacturing, transportation and mobile telecommunications continues to make up the largest percentage of our customer base.

     Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Revenues. We derive revenues from sales of our core products; BIG-IP server appliances; BIG-IP application switches; 3-DNS Controller; BIG-IP Link Controller; and FirePass SSL VPN servers. We also derive revenues from the sales of services including annual maintenance contracts, installation, training and consulting services. We carefully monitor the sales mix of our revenue within the reporting period. We believe customer acceptance rates of our new products and feature enhancements are key indicators of future trends. Additionally, we believe the growth in our service revenues is a key indicator of our successes in penetrating large enterprise accounts. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

•	Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to contract manufacturers, third-party software license fees, amortization of developed technology, personnel and overhead expenses. Our margins have remained relatively stable over the past year, however factors such as product mix, inventory obsolescence, returns, component price increases, and warranty costs could significantly impact our gross margins from quarter to quarter and represent a few of the more substantial indicators we monitor on a regular basis.

•	Operating expenses. Operating expenses are substantially driven by personnel and related overhead expenses. Existing headcount and future hiring plans are the predominant factors in analyzing and forecasting future operating expense trends. Other significant operating expenses that we monitor include marketing and promotions, travel, professional fees, computer costs related to the development of new products, facilities and depreciation expenses.

•	Liquidity and cash flows. Our financial condition remains very strong with significant cash and investments and no long term debt. Going forward, we believe the primary driver of our cash flows will be net income from operations. Capital expenditures during the first half of fiscal 2004 were comprised of primarily computer hardware and software for our information technology infrastructure and equipment related to new product introductions. From period to period we expect to see fluctuations in capital expenditures and proceeds from the exercise of employee stock options. We will continue to evaluate possible acquisitions of or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•	Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health.

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

     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. These critical accounting policies are consistent with those disclosed in our Annual Report on Form 10-K.

     Revenue Recognition. We recognize revenue in accordance with the guidance provided under Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists,” and Securities and Exchange Commission, or SEC, Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” and SAB No. 104, “Revenue Recognition.”

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

     Reserve for Product Returns. Product returns are estimated based on historical experience and are recorded at the time revenues are recognized. In some instances, product revenue from distributors is subject to agreements allowing rights of return. Accordingly, we reduce recognized revenue for estimated future returns at the time revenue is recorded. When rights of return are present and we cannot estimate returns, revenue is recognized when such rights lapse. The estimates for returns are adjusted periodically based upon changes in historical rates of returns, inventory in the distribution channel, and other related factors. It is possible that these estimates will change in the future or that the actual amounts could vary from our estimates and result in reductions to recognized revenues.

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

     Income Tax Valuation Allowance. The Company has net deferred tax assets which are fully offset by a valuation allowance due to management’s determination that the criteria for recognition have not been met. In the event management were to determine that the Company would be able to realize its net deferred tax assets in the future, an adjustment to the deferred tax assets would be made, increasing net income (or decreasing net loss) in the period in which such a determination was made. Based on current and expected financial trends, the Company’s management believes that the valuation allowance will be released sometime within the next few quarters. Factors such as cumulative profitability of the U.S. operations and projected future taxable income are examples of the key criteria the Company uses for determining if and when the valuation allowance will be released.

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

Results of Operations

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
	(in thousands, except percentages)
Revenues
Net revenues
Products	$29,720	$20,338	$56,096	$39,839
Services	10,927	7,679	20,632	15,234

Total	$40,647	$28,017	$76,728	$55,073

Percentage of net revenues
Products	73.1%	72.6%	73.1%	72.3%
Services	26.9	27.4	26.9	27.7

Total	100.0%	100.0%	100.0%	100.0%

     Net revenues. Total net revenues increased 45.1% and 39.3% for the three and six months ended March 31, 2004, respectively, up from comparable periods in the prior year. The increases were due to higher services revenues and increased demand for our application traffic management products, primarily in our international markets. International revenues grew to 45.0% of total net revenues for the three months ended March 31, 2004 compared to 37.4% for the same period in the prior year. International revenues grew to 39.9% of total net revenues for the six months ended March 31, 2004 compared to 33.9% for the same period in the prior year. The increase in international revenue was primarily attributed to higher sales in Japan driven by Japanese financial year end spending. We expect international revenues to return to historical levels over the remainder of fiscal 2004.

     Net product revenues increased 46.1% and 40.8% for the three and six months ended March 31, 2004, respectively, up from the comparable periods in the prior year. The increase was primarily due to growth in the volume of product sales and customer acceptance of our switch based BIG-IP product as well as continued growth in revenues from our recently acquired FirePass product line. Sales of our BIG-IP products represented 77.2% and 82.9% of product revenues for the three months ended March 31, 2004 and 2003, respectively and 77.4% and 82.6% of product revenues for the six months ended March 31, 2004 and 2003, respectively. The decrease as a percentage of total sales was due to an improvement in sales of our other products, such as our newly introduced FirePass SSL VPN product which represented 9.0% and 7.4% of product revenues for the three and six months ended March 31, 2004, respectively.

     Net services revenues increased 42.3% and 35.4% for the three and six months ended March 31, 2004, respectively, up from the comparable periods in the prior year. The increase in services revenue was primarily due to increases in the purchase or renewal of service and support contracts as our installed base of products increased.

     Ingram Micro Inc., one of our domestic distributors, accounted for 15.6% and 11.7% of our total net revenues for the three months ended March 31, 2004 and 2003, respectively. For the six months ended March 31, 2004, this distributor accounted for 16.2% of our total net revenues. Ingram Micro Inc. accounted for 22.7% of our accounts receivable as of March 31, 2004.

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
	(in thousands, except percentages)
Gross margin
Cost of net revenues
Products	$6,799	$4,203	$12,648	$8,260
Services	2,626	2,275	5,088	4,436

Total	$9,425	$6,478	$17,736	$12,696

Gross margin Gross margin	$31,222	$21,539	$58,992	$42,377
Cost of net revenues (as a percentage of related revenue)
Products	22.9%	20.7%	22.5%	20.7%
Services	24.0	29.6	24.7	29.1

Total	23.2	23.1	23.1	23.1

Gross margin	76.8%	76.9%	76.9%	76.9%

     Cost of Net Product Revenues. The increase in cost of product revenues as a percentage of net product revenue was primarily due to variations in the product sales mix and higher amortization charges in connection with the developed technology we purchased from uRoam, Inc. Related amortization expenses totaled $0.3 million for the six months ended March 31, 2004. Our new FirePass SSL VPN product line has product costs comparable to our BIG-IP product line and is not by itself expected to impact the overall gross margin trends in the near future.

     Cost of Net Services Revenues. The increase in absolute dollars was due primarily to increased salary and benefits expenses as a result of an increase in professional services employee headcount. The decrease in cost of net services revenues as a percentage of net services revenues is primarily the result of leveraging our existing services operating infrastructure to support the increased net services revenue.

     We expect to maintain our gross margins in the near term; however, gross margins could be adversely affected by increased material costs, component shortages, excess and obsolete inventory charges and heightened sales price competition.

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$15,920	$13,061	$30,874	$25,820
Research and development	5,900	4,886	11,344	9,281
General and administrative	3,855	2,900	7,202	6,250
Amortization of unearned compensation	—	5	10	71

Total	$25,675	$20,852	$49,430	$41,422

Operating expenses (as a percentage of revenue)
Sales and marketing	39.2%	46.6%	40.2%	46.9%
Research and development	14.5	17.4	14.8	16.9
General and administrative	9.5	10.4	9.4	11.3
Amortization of unearned compensation	—	0.0	0.0	0.1

Total	63.2%	74.4%	64.4%	75.2%

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related expenses of our sales and marketing staff, costs of our marketing programs, including public relations, advertising and trade shows, facilities and depreciation expenses. Sales and marketing expenses increased 21.9% and 19.6% for the three and six months ended March 31, 2004, respectively, up from the comparable periods in the prior year. The increase in sales and marketing expenses was primarily due to higher salary, commission and employee benefit related expenses. In the future, we expect to continue to increase our sales and marketing expenses to grow revenues and increase our market share.

     Research and development. Research and development expenses consist primarily of salaries and benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased by 20.8% and 22.2% for the three and six months ended March 31, 2004, respectively, up from the comparable periods in the prior year. The increase in research and development expenses was primarily due to increased prototype expenses and an increase in payroll and related costs due to an increase in headcount related to our acquisition of the FirePass product line from uRoam, Inc. R&D employee headcount at the end of March 2004 totaled 164 up from 125 at the end of March 2003. We expect to continue to increase research and development expenses as our future success is dependent on the continued enhancement of our current products and our ability to develop new, technologically advanced products that meet the changing needs of our customers.

     General and administrative. General and administrative expenses consist primarily of salaries and related expenses of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 32.9% and 15.2% for the three and six months ended March 31, 2004, respectively, up from the comparable periods in the prior year. The increase in general and administrative expenses was primarily due to increased salary and benefit expenses and higher legal expenses related to a patent suit filed by us against a competitor. G&A employee headcount at the end of March 2004 totaled 74 up from 64 total G&A headcount at the end of March 2003.

     Amortization of unearned compensation. We have recorded $8.3 million of stock compensation costs since our inception through March 31, 2004. These compensation costs represented the difference between the exercise price and the deemed fair value of certain stock options granted to our employees and outside directors. These stock options generally vested ratably over a four-year period. We amortized these compensation costs using an accelerated method as prescribed by FASB interpretation No. 28 (“FIN No. 28”). As of December 31, 2003, the balance of unearned compensation was fully amortized and no amortization of unearned compensation was recorded during the three months ended March 31, 2004.

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$5,547	$687	$9,562	$955
Other income, net	808	312	992	774

Income before income taxes	6,355	999	10,554	1,729
Provision for income taxes	400	184	798	394

Net income	$5,955	$815	$9,756	$1,335

Other income and income taxes (as a percentage of revenue)
Income from operations	13.6%	2.5%	12.5%	1.7%
Other income, net	2.0	1.1	1.3	1.4

Income before income taxes	15.6	3.6	13.8	3.1
Provision for income taxes	1.0	0.7	1.0	0.7

Net income	14.7%	2.9%	12.7%	2.4%

     Other income, net. Other income, net, consists primarily of interest income and foreign currency transaction gains and losses. Other income, net, increased 159.0% for the three months ended March 31, 2004 from the same period in the prior year. The increase was primarily due to interest income earned on the proceeds from our public offering completed in November of 2003. For the six months ended March 31, 2004 other income, net, increased 28.2% from the same period in the prior year. The increase was primarily due to higher interest income partially offset by higher foreign currency losses realized in the first quarter of fiscal year 2004.

     Income taxes. The provision for income tax for the three and six months ended March 31, 2004 and 2003, primarily consists of foreign taxes related to our international operations. The provision for income taxes in the three and six months ended March 31, 2004 also includes charges for deferred tax liabilities associated with the amortization of goodwill. We have a full valuation allowance to offset U.S. deferred tax assets in accordance with the provisions of FAS 109. We continue to monitor and evaluate the realizability of our U.S. deferred tax assets. If it is determined that it is more likely than not that the U.S. deferred tax assets are recoverable by the availability of future taxable income, the valuation allowance will be reversed in a future reporting period. For the three and six months ended March 31, 2004 we continued to incur U.S. tax losses primarily due to the tax benefits received from employee stock option deductions. At March 31, 2004, a significant portion of the valuation allowance of our net operating loss carryforwards is derived from the tax benefits of stock option deductions. At such time as the valuation allowance related to these deductions is released, a significant proportion of the benefit is expected to be credited to additional paid in capital. Based on current and expected financial trends, we believe that the valuation allowance will be released sometime within the next few quarters. Factors such as cumulative profitability of the U.S. operations and projected future taxable income are examples of the key criteria the Company uses for determining if and when the valuation allowance will be released.

Financial Condition

     Cash and cash equivalents, short-term investments and long-term investments totaled $227.3 million as of March 31, 2004 compared to $79.0 million as of September 30, 2003, representing an increase of $148.3 million. The significant increase was primarily due to the net proceeds of $113.6 million, generated by the sale of 5,175,000 shares of common stock in a public offering in November 2003. In addition, cash flow from operations and cash generated from employee stock option exercises contributed to the overall increase.

     Cash provided by operating activities was $18.6 million for the six months ended March 31, 2004 compared to $5.6 million for the same period in the prior year. During the first half of fiscal 2004, operating cash was primarily provided by net income and an increase in advance payments from customers. Advanced payments from customers increased due to higher sales of service maintenance contracts, which are typically billed at the beginning of the contract term and recognized as revenue over the service period. Cash used in investing activities was $138.5 million for the six months ended March 31, 2004 compared to $17.1 million for the same period in the prior year. The increase was primarily due to investing the proceeds of the offering and the acquisition of capital equipment. Cash provided by financing activities for the six months ended March 31, 2004 was $131.4 million compared to $4.2 million for the same period in the prior year. Our financing activities consisted of $113.6 million net proceeds received from a public stock offering as well as cash received from the exercise of employee stock options and purchases under our employee stock purchase plan. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances together with cash generated from operations should be sufficient to meet our operating requirements for the foreseeable future.

     As of March 31, 2004, our principal commitments consisted of obligations outstanding under operating leases. In 2000, we entered into lease agreements on two buildings for our corporate headquarters. The lease agreements expire in 2012 with an option for renewal. The lease for the second building has been fully subleased through 2012. We established a restricted escrow account in connection with the lease agreements. Under the lease terms, a $6.0 million letter of credit is required through November 2012, unless the lease is terminated before then. The letter of credit is fully collateralized by a $6.0 million certificate of deposit that has been included on our balance sheet as a component of restricted cash.

     We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation outside of applicable lead times. As of March 31, 2004, we were committed to purchase approximately $6.1 million of such inventory over the next two quarters.

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

     The following table presents the amounts of our cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2004.

	Maturing in (in thousands)
	Three months	Three months	Greater than
	or less	to one year	one year	Total	Fair value
Included in cash and cash equivalents	$14,609	—	—	$14,609	$14,609
Weighted average interest rate	0.99%	—	—	—	—
Included in short-term investments	$91,529	$17,127	—	$108,656	$108,656
Weighted average interest rates	1.15%	1.86%	—	—	—
Included in long-term investments	—	—	$96,450	$96,450	$96,450
Weighted average interest rates	—	—	1.94%	—	—

     Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars. While we have conducted some transactions in foreign currencies during the three and six months ended March 31, 2004 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant. We have not engaged in foreign currency hedging to date, however we may do so in the future.

Item 4. Controls and Procedures

     As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is not aware of any pending legal proceedings that, individually or in the aggregate, would have a material adverse effect on the Company’s business, operating results, or financial condition. The Company may in the future be party to litigation arising in the ordinary course of business, including claims that allegedly infringe upon third-party trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

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

On April 21, 2004, we furnished a Current Report on Form 8-K pursuant to Item 12 containing the press release relating to our financial results for the three months ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of May, 2004.

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