Form 10-Q
period 2004-06-30
F5 NETWORKS INC
filed 2004-08-12
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2004 was 34,559,380.

F5 NETWORKS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

F5 NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	September 30,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$22,165	$10,351
Short-term investments	90,265	34,527
Accounts receivable, net of allowances of $3,286 and $3,049	19,789	19,325
Inventories	1,868	762
Other current assets	4,500	4,779

Total current assets	138,587	69,744

Restricted cash	6,258	6,000
Property and equipment, net	12,007	10,079
Long-term investments	98,058	34,132
Goodwill	48,998	24,188
Other assets, net	9,003	4,030

Total assets	$312,911	$148,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,348	$3,714
Accrued liabilities	16,107	13,148
Deferred revenue	26,321	19,147

Total current liabilities	48,776	36,009

Other long-term liabilities	1,812	1,584
Deferred tax liability	605	151

Total long-term liabilities	2,417	1,735

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding
Common stock, no par value; 100,000 shares authorized, 34,509 and 27,403 shares issued and outstanding	277,009	141,709
Unearned compensation	—	(10)
Accumulated other comprehensive income	(998)	195
Accumulated deficit	(14,293)	(31,465)

Total shareholders’ equity	261,718	110,429

Total liabilities and shareholders’ equity	$312,911	$148,173

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues
Products	$32,537	$21,310	$88,633	$61,149
Services	11,706	7,879	32,338	23,113

Total	44,243	29,189	120,971	84,262

Cost of net revenues
Products	7,267	4,491	19,915	12,751
Services	2,832	2,290	7,920	6,726

Total	10,009	6,781	27,835	19,477

Gross profit	34,144	22,408	93,136	64,785

Operating expenses
Sales and marketing	16,907	13,593	47,781	39,413
Research and development	6,253	4,810	17,597	14,091
General and administrative	4,069	2,800	11,271	9,050
Amortization of unearned compensation	—	6	10	77

Total	27,229	21,209	76,659	62,631

Income from operations	6,915	1,199	16,477	2,154
Other income, net	848	352	1,840	1,126

Income before income taxes	7,763	1,551	18,317	3,280
Provision for income taxes	347	152	1,145	546

Net income	$7,416	$1,399	$17,172	$2,734

Net income per share – basic	$0.22	$0.05	$0.52	$0.10

Weighted average shares – basic	34,382	26,638	32,760	26,227

Net income per share – diluted	$0.20	$0.05	$0.48	$0.10

Weighted average shares – diluted	36,969	28,467	35,703	27,525

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2004
(unaudited, in thousands)

	Common Stock			Accumulated Other		Total
			Unearned	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Compensation	Income	Deficit	Equity
Balance, September 30, 2003	27,403	$141,709	$(10)	$195	$(31,465)	$110,429
Exercise of employee stock options	1,769	19,085	—	—	—	19,085
Issuance of common stock under employee stock purchase plan	162	2,579	—	—	—	2,579
Issuance of common stock in a public offering (net of issuance costs of $6,682)	5,175	113,636	—	—	—	113,636
Amortization of unearned compensation	—	—	10	—	—	10
Net income	—	—	—	—	17,172	—
Unrealized loss on investments	—	—	—	(1,303)	—	—
Foreign currency translation adjustment	—	—	—	110	—	—
Comprehensive income	—	—	—	—	—	15,979

Balance, June 30, 2004	34,509	$277,009	$—	$(998)	$(14,293)	$261,718

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended
	June 30,
	2004	2003
Operating activities
Net income	$17,172	$2,734
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on sale of assets	––	(14)
Realized gain on sale of investments	(3)	(1)
Amortization of unearned compensation	10	77
Provision for doubtful accounts and sales returns	962	887
Depreciation and amortization	3,568	3,878
Changes in operating assets and liabilities:
Accounts receivable	(1,049)	(786)
Inventories	(1,099)	(313)
Other current assets	597	317
Other assets	(628)	(370)
Accounts payable and accrued liabilities	2,666	(674)
Deferred revenue	7,015	3,270

Net cash provided by operating activities	29,211	9,005

Investing activities
Purchase of investments	(307,637)	(136,844)
Sale of investments	186,672	119,291
Investment of restricted cash	(183)	—
Proceeds from the sale of property and equipment	––	14
Acquisition of business	(26,899)	––
Purchases of property and equipment	(4,735)	(1,876)

Net cash used in investing activities	(152,782)	(19,415)

Financing activities
Proceeds from public offering, net of issuance costs	113,636	—
Proceeds from the exercise of stock options and employee stock purchase plan	21,606	8,771

Net cash provided by financing activities	135,242	8,771

Net increase (decrease) in cash and cash equivalents	11,671	(1,639)
Effect of exchange rate differences	143	(164)

Cash and cash equivalents, at beginning of period	10,351	20,801

Cash and cash equivalents, at end of period	$22,165	$18,998

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

Acquisition

     On May 31, 2004, the Company acquired MagniFire Websytems, Inc. and its subsidiaries (MagniFire) through a merger transaction. The Company agreed to pay $29.0 million in cash for all of the issued and outstanding shares of MagniFire capital stock. The Company also incurred $1.5 million of direct transaction costs for an estimated total purchase price of $30.5 million. The acquisition of MagniFire is intended to allow the Company to quickly enter the web application security market, broaden our customer base and augment existing product lines. Refer to Note 5, Business Combinations, for additional information related to the acquisition.

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

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Goodwill and Acquired Technology

     Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company has adopted the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. We performed our annual goodwill impairment test as of March 31, 2004 and concluded that goodwill was not impaired. Goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in July 2003. As a result of the MagniFire acquisition on May 31, 2004, we recorded an additional $24.8 million of goodwill pursuant to the preliminary purchase price allocation discussed further in Note 5 below.

     Acquired technology is recorded at cost and amortized over its estimated useful life of five years. The following table summarizes the net acquired technology as of June 30, 2004 (in thousands):

	Amortization		Accumulated	Balance at June 30,
	Period	Gross	Amortization	2004
MagniFire related acquired technology	60 months	$5,000	$(83)	$4,917
uRoam related acquired technology	60 months	3,000	(550)	2,450

Total		$8,000	$(633)	$7,367

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

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$7,416	$1,399	$17,172	$2,734
Add : Stock-based employee compensation expense under APB No. 25 included in reported net income	—	6	10	77
Deduct : Total stock-based employee compensation expense determined under the fair value method	4,885	5,090	14,697	18,171

Pro forma net income (loss)	$2,531	$(3,685)	$2,485	$(15,360)

Net income (loss) per share :
As reported – basic	$0.22	$0.05	$0.52	$0.10

Pro forma – basic	$0.07	$(0.14)	$0.08	$(0.59)

As reported – diluted	$0.20	$0.05	$0.48	$0.10

Pro forma – diluted	$0.07	$(0.14)	$0.07	$(0.59)

Earnings Per Share

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator
Net income	$7,416	$1,399	$17,172	$2,734

Denominator
Weighted average shares outstanding – basic	34,382	26,638	32,760	26,227
Dilutive effect of common shares from stock options	2,587	1,829	2,943	1,298

Weighted average shares outstanding – diluted	36,969	28,467	35,703	27,525

Basic net income per share	$0.22	$0.05	$0.52	$0.10

Diluted net income per share	$0.20	$0.05	$0.48	$0.10

     Approximately 1.4 million and 2.3 million common shares potentially issuable from stock options for the three months ended June 30, 2004 and 2003, respectively, are excluded from the calculation of diluted earnings per share because the effect was antidilutive. Approximately 1.4 million and 4.2 million of common shares potentially issuable from stock options for the nine months ended June 30, 2004 and 2003, respectively, are excluded from the calculation of diluted earnings per share because the effect was antidilutive.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the remaining portions of EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” with an effective date of June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than temporary. The adoption of the remaining portions of EITF 03-01 is not expected to have a material impact on the Company’s results of operations or financial condition.

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

     The Company generally offers warranties of 90 days for hardware and one year for software, with the option of purchasing additional warranty coverage in increments of one year. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. The following table summarizes the activity related to product warranties during the three months and nine months ended June 30, 2004 and 2003 (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Balance, beginning of period	$830	$825	$827	$650
Provision for warranties issued	367	35	581	270
Settlements	(135)	(33)	(346)	(93)

Balance, end of period	$1,062	$827	$1,062	$827

Purchase Commitments

     The Company currently has arrangements with contract manufacturers and other suppliers for the manufacture of the Company’s products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless cancellation is given outside of applicable lead times. As of June 30, 2004, the Company was committed to purchase approximately $4.8 million of such inventory over the next quarter.

Litigation

     In July and August 2001, a series of securities class action lawsuits were filed in United States District Court, Southern District of New York against certain investment banking firms that underwrote the Company’s initial and secondary public offerings, the Company and some of the Company’s officers and directors. These cases, which have

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

been consolidated under In re. F5 Networks, Inc. Initial Public Offering Securities Litigation, No. 01 CV 7055, assert that the registration statements for the Company’s June 4, 1999 initial public offering and September 30, 1999 secondary offering failed to disclose certain alleged improper actions by the underwriters for the offerings. The consolidated, amended complaint alleges claims against the Company and those of our officers and directors named in the complaint under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Other lawsuits have been filed making similar allegations regarding the public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re. Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. In October 2002, the directors and officers were dismissed without prejudice. The issuer defendants filed a coordinated motion to dismiss these lawsuits in July 2002, which the Court granted in part and denied in part in an order dated February 19, 2003. The Court declined to dismiss the Section 11 and Section 10(b) and Rule 10b-5 claims against the Company. In June 2003, a proposal was made for the settlement and release of claims against the issuer defendants and their directors and officers, including us, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims against the underwriters. The settlement is subject to a number of conditions, including approval by the proposed settling parties and the Court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. Securities class action litigation could result in substantial costs and divert our management’s attention and resources. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, and any unfavorable outcome could have a material adverse impact on our business, financial condition and operating results.

     On March 19, 2003, the Company sued Radware, Inc. alleging that Radware has infringed F5’s U.S. Patent No. 6,473,802. The Complaint seeks injunctive relief, damages, enhanced damages, attorneys fees and interest on the basis that Radware has infringed the ‘802 patent. The ‘802 patent is generally directed at the use of cookies to create persistent sessions between a client and a server. The Company filed an amended complaint on March 25, 2004, adding Radware, Ltd., as a defendant. Radware, Ltd. and Radware, Inc. have denied infringement, and filed a counterclaim seeking a declaratory judgment that they do not infringe and that the ‘802 patent is invalid. The parties have engaged in discovery and depositions, and a hearing to construe certain disputed elements in the asserted patent claims is scheduled for September 2, 2004. Fact discovery is scheduled to end September 22, 2004. Trial is scheduled for January 10, 2005.

     On July 20, 2004, Radware, Inc. and Radware, Ltd. sued F5 Networks, Inc. in the United States District Court for the District of New Jersey, asserting that F5 Networks has infringed and is infringing Radware’s U.S. Patent No. 6,718,359 (“‘359 patent”). The Complaint alleges that the F5 Networks has “made, used, sold and or offered for sale, and continues to make, use, sell and or offer for sale products, including the 3-DNS® product and BIG-IP®, that incorporate technology and processes that are or when in use are covered by one or more claims of the ‘359 patent.” The Complaint seeks injunctive relief prohibiting F5 Networks and its agents from “making, using, selling, offering to sell and importing into the United States any project that infringes, or contributes to, or induces infringement of, the ‘359 patent,” as well as “damages, pre-and post-judgment interest, enhanced damages and attorney fees.” The ‘359 patent is entitled “Load Balancing.” The Complaint alleges that the patent is “directed to methods and systems relating to network-proximity determinations and non-geographical load balancing.”

     The Company is not aware of any additional pending legal proceedings that, individually or in the aggregate, would have a material adverse effect on the Company’s business, operating results, or financial condition. The Company may in the future be party to litigation arising in the ordinary course of business, including claims that allegedly infringe upon third-party trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

4. Restructuring Charge

     During the fiscal year 2002, the Company executed on a restructuring plan that included the discontinuation of its cache appliance business. As a result of discontinuing this line of business and other changes in the overall business, the Company incurred restructuring charges of $3.3 million in the fiscal year 2002. The restructuring

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

charges included employee termination benefits, impaired assets, consolidation of excess facilities, and other obligations for which the Company no longer derives an economic benefit. There were no restructuring charges for the three months ended June 30, 2004 and 2003.

     The activity to June 30, 2004 of the remaining restructuring liability included as a component of accrued liabilities on the balance sheet as of September 30, 2003 is presented below (in thousands):

					Balance at
	Balance at				June 30,
	September 30, 2003	Additional Charges	Cash Payments	Write-offs	2004
Excess facilities	$782	$—	$(107)	$—	$675
Other	62	—	—	(62)	—

	$844	$—	$(107)	$(62)	$675

     The excess facilities charge was the result of the Company’s decision to exit its support facility in Washington DC and was estimated based on current comparable rates for leases in the respective market. In April 2003, the excess facilities were subleased at the then current market value. The difference between the lease payments and sublease income has historically been applied against the restructuring liability. The excess facilities liability is scheduled to be paid over the remaining term of the lease ending in April 2007. During the three months ended December 31, 2003, timely receipts of sublease income were not received and the collectibility of sublease income was in question. Because of this uncertainty, neither the rent payment nor receipt of sublease income was applied against the restructuring liability during the December quarter. However, during the six months ended June 30, 2004 we received payments of sublease income and have therefore applied the rent payment and the sublease income against the restructuring liability. In the event we are unable to collect sublease income throughout the duration of the lease term, the actual loss may be increased from the original estimate.

5. Business Combination

     On May 31, 2004, the Company completed its acquisition of MagniFire a provider of web application firewall products. As a result of the merger, the Company acquired all the assets of MagniFire, including MagniFire’s web application firewall product line (TrafficShield), all property, equipment and other assets that MagniFire used in its business and assumed certain of the liabilities of MagniFire. The preliminary purchase price was $30.5 million. The total purchase price includes an estimate of the direct costs associated with the transaction totaling $1.5 million. The results of operations of MagniFire have been included in the Company’s unaudited consolidated financial statements from June 1, 2004 to June 30, 2004.

     We accounted for the acquisition under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under the purchase method of accounting, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions provided by management, and other information compiled by management, including an independent valuation, prepared by an independent valuation specialist that utilizes established valuation techniques appropriate for the technology industry.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     The preliminary purchase price allocation is as follows (in thousands):

Assets acquired
Cash	$895
Accounts receivable, net	152
Restricted cash	76
Other assets	235
Property and equipment	81
Developed technology	5,000
Goodwill	24,809

Total assets acquired	$31,248

Liabilities assumed
Accrued liabilities	$(723)
Deferred revenue	(25)

Total liabilities assumed	(748)

Net assets acquired	$30,500

     Of the total estimated purchase price, $5.0 million was allocated to developed technology. To determine the value of the developed technology, a combination of cost and market approaches were used. The cost approach required an estimation of the costs required to reproduce the acquired technology. The market approach measures the fair value of the technology through an analysis of recent comparable transactions. The $5.0 million allocated to developed technology will be amortized on a straight-line basis over an estimated useful life of five years.

     The estimated purchase price was allocated to goodwill of $24.8 million, including the Company’s valuation allowance on the deferred taxes acquired from MagniFire. We have a full valuation allowance to offset U.S. deferred tax assets in accordance with the provisions of Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes.” Based on current and expected financial trends, we expect to release the valuation allowance during the fourth quarter of fiscal 2004. At that time, we expect Goodwill will be increased by an estimated additional $1.0 million to $2.0 million. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets,” goodwill is not amortized but instead is tested for impairment at least annually.

Pro Forma Results

     The unaudited pro forma condensed combined consolidated summary financial information below, presents the combined results of operations of F5 Networks and MagniFire as if the acquisition had occurred on October 1, 2002. As a result of different fiscal year ends, financial information has been combined for different periods in the pro forma financial information. MagniFire’s results of operations for the three months ended December 31, 2003 were combined with the results of operations for the three months ended March 31, 2004 and the two months ended May 31, 2004, the effective date of the acquisition. As required, the pro forma information for the three and nine months ended June 30, 2003 also combines the results of operations of uRoam, Inc., a business we acquired during the prior fiscal year, and the related pro forma adjustments as if the uRoam acquisition had occurred on October 1, 2002.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     Unaudited pro forma financial information is as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues – pro forma	$44,362	$29,779	$121,090	$85,263
Net income (loss) – pro forma	$6,507	$(2,313)	$13,415	$(6,412)
Net income (loss) per share – basic – pro forma	$0.19	$(0.09)	$0.41	$(0.24)
Net income (loss) per share – diluted – pro forma	$0.18	$(0.09)	$0.38	$(0.24)

     Net adjustments of $0.4 million for the three months ended June 30, 2004 and 2003, and $1.0 million and $1.4 million for the nine months ended June 30, 2004 and 2003, respectively, have been made to the combined results of operations reflecting the amortization of the developed technology acquired and the net change in interest income (expense) had the acquisition taken place at the beginning of the period. The unaudited pro forma financial information does not reflect integration costs, or cost savings or other synergies anticipated as a result of the acquisition. This information is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated on the date indicated nor is it necessarily indicative of future operating results of the combined enterprise.

6. Common Stock

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

     Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Revenues. We derive revenues from sales of our core products; BIG-IP server appliances; BIG-IP application switches; 3-DNS Controller; BIG-IP Link Controller; and FirePass SSL VPN servers. We also derive revenues from the sales of services including annual maintenance contracts, installation, training and consulting services. We carefully monitor the sales mix of our revenue within the reporting period. We believe customer acceptance rates of our new products and feature enhancements are key indicators of future trends. Additionally, we believe the growth in our service revenues is a key indicator of our successes in penetrating large enterprise accounts. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

•	Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to contract manufacturers, third-party software license fees, amortization of developed technology, personnel and overhead expenses. Our margins have remained relatively stable over the past year, however factors such as product mix, inventory obsolescence, returns, component price increases, and warranty costs could significantly impact our gross margins from quarter to quarter and represent a few of the more substantial indicators we monitor on a regular basis.

•	Operating expenses. Operating expenses are substantially driven by personnel and related overhead expenses. Existing headcount and future hiring plans are the predominant factors in analyzing and forecasting future operating expense trends. Other significant operating expenses that we monitor include marketing and promotions, travel, professional fees, computer costs related to the development of new products, facilities and depreciation expenses.

•	Liquidity and cash flows. Our financial condition remains very strong with significant cash and investments and no long term debt. Going forward, we believe the primary driver of our cash flows will be net income from operations. Capital expenditures during the nine months ended June 30, 2004 were comprised primarily of tenant improvements to our facilities, computer hardware and software for our information technology infrastructure and equipment related to new product introductions. During the third fiscal quarter, we used $26.9 million of cash in connection with our acquisition of MagniFire. Total cash payments for this acquisition, excluding taxes, are estimated to be $30.5 million after all remaining cash obligations are remitted. We will continue to evaluate possible acquisitions of or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

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

     Income Tax Valuation Allowance. The Company has net deferred tax assets which are fully offset by a valuation allowance due to management’s determination that the criteria for recognition have not been met. In the event management were to determine that the Company would be able to realize its net deferred tax assets in the future, an adjustment to the deferred tax assets would be made, increasing net income (or decreasing net loss) in the period in which such a determination was made. Factors such as cumulative profitability of the U.S. operations and projected future taxable income are examples of the key criteria the Company uses for determining if and when the valuation allowance will be released. Based on current and expected financial trends, the Company’s management believes that the valuation allowance will be released during the final quarter of fiscal 2004.

     Goodwill. The Company accounts for goodwill in accordance with SFAS No. 141, “Business Combinations.” Under the purchase method of accounting, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. Goodwill is the excess of the purchase price (including liabilities assumed and direct costs) over the fair value of tangible and identifiable intangible assets acquired in purchase business combinations. We are required to perform goodwill impairment tests on an annual basis or when indicators of impairment exist. We performed our annual goodwill impairment test as of March 31, 2004 and concluded that goodwill was not impaired.

Results of Operations

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in thousands, except percentages)
Revenues
Net revenues
Products	$32,537	$21,310	$88,633	$61,149
Services	11,706	7,879	32,338	23,113

Total	$44,243	$29,189	$120,971	$84,262

Percentage of net revenues
Products	73.5%	73.0%	73.3%	72.6%
Services	26.5	27.0	26.7	27.4

Total	100.0%	100.0%	100.0%	100.0%

     Net revenues. Total net revenues increased 51.6% and 43.6% for the three and nine months ended June 30, 2004, respectively, from comparable periods in the prior year. The improvement was due to increased demand for our application traffic management products and higher services revenues resulting from our increased installed base of products. Each of our primary geographic regions reported higher revenues compared to the prior year period; however, the increase in revenues was primarily driven by higher sales in North America. International revenues increased to 37.2% of total net revenues for the three months ended June 30, 2004 compared to 34.7% for the same period in the prior year. International revenues increased to 38.9% of total net revenues for the nine months ended June 30, 2004 compared to 34.2% for the same period in the prior year. We expect international revenues will continue to represent a significant amount of total net revenues.

     Net product revenues increased 52.7% and 44.9% for the three and nine months ended June 30, 2004, respectively, up from the comparable periods in the prior year. The increase was primarily due to growth in the volume of product sales and customer acceptance of our switch based BIG-IP product as well as continued growth in revenues from our FirePass SSL VPN product line. Sales of our BIG-IP products represented 72.6% and 85.3% of product revenues for the three months ended June 30, 2004 and 2003, respectively and 75.6% and 83.6% of product revenues for the nine months ended June 30, 2004 and 2003, respectively. The decrease as a percentage of total sales was due to an improvement in sales of our other products, such as our recently introduced FirePass SSL VPN product which represented 11.8% and 9.0% of product revenues for the three and nine months ended June 30, 2004, respectively. During the current quarter, we had no recognized revenue from sales of TrafficShield, our application security product recently acquired as part of our purchase of MagniFire.

     Net services revenues increased 48.6% and 39.9% for the three and nine months ended June 30, 2004, respectively, from the comparable periods in the prior year. The increase in services revenue was primarily due to increases in the purchase or renewal of maintenance contracts as our installed base of products increased.

     Ingram Micro Inc., one of our domestic distributors, accounted for 19.9% and 12.0% of our total net revenues for the three months ended June 30, 2004 and 2003, respectively. For the nine months ended June 30, 2004, this distributor accounted for 17.5% of our total net revenues. Ingram Micro Inc. accounted for 27.8% of our accounts receivable as of June 30, 2004.

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in thousands, except percentages)
Gross margin
Cost of net revenues
Products	$7,267	$4,491	$19,915	$12,751
Services	2,832	2,290	7,920	6,726

Total	$10,099	$6,781	$27,835	$19,477

Gross margin	$34,144	$22,408	$93,136	$64,785

Cost of net revenues (as a percentage of related revenue)
Products	22.3%	21.1%	22.5%	20.9%
Services	24.2	29.1	24.5	29.1

Total	22.8	23.2	23.0	23.1

Gross margin	77.2%	76.8%	77.0%	76.9%

     Cost of Net Product Revenues. Cost of our net product revenues consist primarily of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, and amortization expenses in connection with developed technology from recent acquisitions. The increase in cost of net product revenues as a percentage of net product revenues was primarily due to variations in the product sales mix, increased warranty charges in connection with the growth in overall product shipments and developed technology related amortization charges of $0.2 million and $0.5 million for the three and nine months ended June 30, 2004, respectively. There were no amortization charges of developed technology recorded in the prior comparable periods.

     Cost of Net Services Revenues. Cost of net services revenues increased in absolute dollars due primarily to increased salary and benefits expenses as a result of an increase in professional services employee headcount. Services employee headcount at the end of June 2004 increased to 87 from 67 at the end of June 2003. The decrease in cost of net services revenues as a percentage of net services revenues is primarily the result of leveraging our existing services operating infrastructure to support the increased net services revenue.

     We expect to maintain our gross margins in the near term; however, gross margins could be adversely affected by increased material costs, component shortages, excess and obsolete inventory charges and heightened sales price competition.

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in thousands, except percentages)
Operating expenses
Sales and marketing	$16,907	$13,593	$47,781	$39,413
Research and development	6,253	4,810	17,597	14,091
General and administrative	4,069	2,800	11,271	9,050
Amortization of unearned compensation	—	6	10	77

Total	$27,229	$21,209	$76,659	$62,631

Operating expenses (as a percentage of revenue)
Sales and marketing	38.2%	46.6%	39.5%	46.8%
Research and development	14.1	16.5	14.5	16.7
General and administrative	9.2	9.6	9.3	10.7
Amortization of unearned compensation	—	0.0	0.0	0.1

Total	61.5%	72.7%	63.4%	74.3%

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related expenses of our sales and marketing staff, costs of our marketing programs, including public relations, advertising and trade shows, facilities and depreciation expenses. The decrease in sales and marketing expenses as a percentage of total net revenues is primarily the result of leveraging our existing sales and distribution infrastructure to support the increased net revenues. In absolute dollars, sales and marketing expenses increased 24.4% and 21.2% for the three and nine months ended June 30, 2004, respectively, from the comparable periods in the prior year. The increase was primarily due to higher salary, commission and employee benefit related expenses. The increase in commission expenses is consistent with the increased revenue for the corresponding period. The increased personnel costs were driven by growth in employee headcount. Sales and marketing headcount at the end of June 2004 increased to 244 from 203 at the end of June 2003. In the future, we expect to continue to increase our sales and marketing expenses to grow revenues and increase our market share.

     Research and development. Research and development expenses consist primarily of salaries and benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased by 30.0% and 24.9% for the three and nine months ended June 30, 2004, respectively, up from the comparable periods in the prior year. The increase was primarily attributed to higher salary and employee benefits. Research and development headcount at the end of June 2004 increased to 177 from 125 at the end of June 2003. The growth in employee headcount was primarily related to our acquisition of uRoam, Inc. in July of 2003 and the acquisition of MagniFire in May of 2004. We expect to continue to increase research and development expenses as our future success is dependent on the continued enhancement of our current products and our ability to develop new, technologically advanced products that meet the changing needs of our customers.

     General and administrative. General and administrative expenses consist primarily of salaries and related expenses of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. The decrease in general and administrative expenses as a percentage of total net revenues is primarily the result of leveraging our existing corporate infrastructure to support the increased net revenues. In absolute dollars, general and administrative expenses increased 45.3% and 24.5% for the three and nine months ended June 30, 2004, respectively, from the comparable periods in the prior year. The increase for the three months ended June 30, 2004 was primarily due to increased salary and benefit expenses and professional service fees, particularly audit and tax related. The increase for the nine months ended June 30, 2004 was primarily due to increased personnel costs and higher legal expenses related to a patent suit filed by us against a competitor. General and administrative headcount at the end of June 2004 increased to 74 from 68 at the end of June 2003.

     Amortization of unearned compensation. We have recorded $8.3 million of stock compensation costs since our inception through June 30, 2004. These compensation costs represented the difference between the exercise price and the deemed fair value of certain stock options granted to our employees and outside directors. These stock options generally vested ratably over a four-year period. We amortized these compensation costs using an accelerated method as prescribed by FASB interpretation No. 28 (“FIN No. 28”). As of December 31, 2003, the balance of unearned compensation was fully amortized and no amortization of unearned compensation was recorded during the three months ended June 30, 2004.

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in thousands, except percentages)
Other income and income taxes
Income from operations	$6,915	$1,199	$16,477	$2,154
Other income, net	848	352	1,840	1,126

Income before income taxes	7,763	1,551	18,317	3,280
Provision for income taxes	347	152	1,145	546

Net income	$7,416	$1,399	$17,172	$2,734

Other income and income taxes (as a percentage of revenue)
Income from operations	15.6%	4.1%	13.6%	2.6%
Other income, net	1.9	1.2	1.5	1.3

Income before income taxes	17.5	5.3	15.1	3.9
Provision for income taxes	0.8	0.5	0.9	0.7

Net income	16.8%	4.8%	14.2%	3.2%

     Other income, net. Other income, net, consists primarily of interest income and foreign currency transaction gains and losses. Other income, net, increased 140.9% for the three months ended June 30, 2004 from the same period in the prior year. The increase was primarily due to interest income earned on the proceeds from our public offering completed in November of 2003. For the nine months ended June 30, 2004 other income, net, increased 63.4% from the same period in the prior year. The increase was primarily due to higher interest income partially offset by higher foreign currency losses realized in the first quarter of fiscal year 2004.

     Income taxes. The provision for income tax for the three and nine months ended June 30, 2004 and 2003, primarily consists of foreign taxes related to our international operations. The provision for income taxes in the three and nine months ended June 30, 2004 also includes charges for deferred tax liabilities associated with the amortization of goodwill. We have a full valuation allowance to offset U.S. deferred tax assets in accordance with the provisions of FAS 109. Based on current and expected financial trends, we expect to release the valuation allowance during the fourth quarter of fiscal 2004. As a result, we expect to realize a one time benefit (net of actual tax expense for the period) of $5.7 million to $6.1 million. For the nine months ended June 30, 2004 we continued to incur U.S. tax losses primarily due to the tax benefits received from employee stock option deductions. At June 30, 2004, a significant portion of the valuation allowance is derived from tax benefits from stock option deductions. In the fourth quarter, when the valuation allowance related to these deductions is expected to be released, a significant proportion of the benefit will be credited to additional paid in capital. During the first quarter of fiscal 2005 we expect to record a provision for income taxes using an overall effective tax rate of approximately 37%.

Financial Condition

     Cash and cash equivalents, short-term investments and long-term investments totaled $210.5 million as of June 30, 2004 compared to $79.0 million as of September 30, 2003, representing an increase of $131.5 million. The significant increase was primarily due to the net proceeds of $113.6 million, generated by the sale of 5,175,000 shares of common stock in a public offering in November 2003. In addition, cash flow from operations and cash generated from employee stock option exercises contributed significantly to the overall increase since the beginning of our fiscal year. The overall increase in cash for the nine months ended June 30, 2004 was partially offset by cash used for the acquisition of MagniFire of $26.9 million. Total cash payments for the acquisition, excluding taxes, are estimated to be $30.5 million after all remaining cash obligations (direct transaction costs and MagniFire investor payments) are remitted.

     Cash provided by operating activities was $29.2 million for the nine months ended June 30, 2004 compared to $9.0 million for the same period in the prior year. During the first nine months of fiscal 2004, operating cash was primarily provided by net income and an increase in advance payments from customers. Advanced payments from customers increased due to higher sales of service maintenance contracts, which are typically billed at the beginning of the contract term and recognized as revenue over the service period. Cash used in investing activities was $152.8 million for the nine months ended June 30, 2004 compared to $19.4 million for the same period in the prior year. The increase was primarily due to investing the proceeds of the offering and the acquisition of MagniFire. Cash provided by financing activities for the nine months ended June 30, 2004 was $135.2 million compared to $8.8 million for the same period in the prior year. Our financing activities consisted of $113.6 million net proceeds received from a public stock offering as well as cash received from the exercise of employee stock options and purchases under our employee stock purchase plan. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances together with cash generated from operations should be sufficient to meet our operating requirements for the foreseeable future.

     As of June 30, 2004, our principal commitments consisted of obligations outstanding under operating leases. In 2000, we entered into lease agreements on two buildings for our corporate headquarters. The lease agreements expire in 2012 with an option for renewal. The lease for the second building has been fully subleased through 2012. We established a restricted escrow account in connection with the lease agreements. Under the lease terms, a $6.0 million letter of credit is required through November 2012, unless the lease is terminated before then. The letter of credit is fully collateralized by a $6.0 million certificate of deposit that has been included on our balance sheet as a component of restricted cash.

     We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation outside of applicable lead times. As of June 30, 2004, we were committed to purchase approximately $4.8 million of such inventory over the next quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. The primary objective of our investment activities is to preserve principal, while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government securities and money market funds.

     The following table presents the amounts of our cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 2004.

	Maturing in (in thousands)
		Three months to one	Greater than one
	Three months or less	year	year	Total	Fair value
Included in cash and cash equivalents	$14,805	—	—	$14,805	$14,805
Weighted average interest rate	1.03%	—	—	—	—
Included in short-term investments	$63,170	$27,095	—	$90,265	$90,265
Weighted average interest rates	1.49%	1.58%	—	—	—
Included in long-term investments	—	—	$98,058	$98,058	$98,058
Weighted average interest rates	—	—	2.04%	—	—

     Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars. While we have conducted some transactions in foreign currencies during the three and nine months ended June 30, 2004 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant. We have not engaged in foreign currency hedging to date, however we may do so in the future.

Item 4. Controls and Procedures

     As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     In July and August 2001, a series of securities class action lawsuits were filed in United States District Court, Southern District of New York against certain investment banking firms that underwrote the Company’s initial and secondary public offerings, the Company and some of the Company’s officers and directors. These cases, which have been consolidated under In re. F5 Networks, Inc. Initial Public Offering Securities Litigation, No. 01 CV 7055, assert that the registration statements for the Company’s June 4, 1999 initial public offering and September 30, 1999 secondary offering failed to disclose certain alleged improper actions by the underwriters for the offerings. The consolidated, amended complaint alleges claims against the Company and those of our officers and directors named in the complaint under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Other lawsuits have been filed making similar allegations regarding the public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re. Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. In October 2002, the directors and officers were dismissed without prejudice. The issuer defendants filed a coordinated motion to dismiss these lawsuits in July 2002, which the Court granted in part and denied in part in an order dated February 19, 2003. The Court declined to dismiss the Section 11 and Section 10(b) and Rule 10b-5 claims against the Company. In June 2003, a proposal was made for the settlement and release of claims against the issuer defendants and their directors and officers, including us, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims against the underwriters. The settlement is subject to a number of conditions, including approval by the proposed settling parties and the Court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. Securities class action litigation could result in substantial costs and divert our management’s attention and resources. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, and any unfavorable outcome could have a material adverse impact on our business, financial condition and operating results.

     On March 19, 2003, we sued Radware, Inc. alleging that Radware has infringed F5’s U.S. Patent No. 6,473,802. The Complaint seeks injunctive relief, damages, enhanced damages, attorneys fees and interest on the basis that Radware has infringed the ‘802 patent. The ‘802 patent is generally directed at the use of cookies to create persistent sessions between a client and a server. We filed an amended complaint on March 25, 2004, adding Radware, Ltd., as a defendant. Radware, Ltd. and Radware, Inc. have denied infringement, and filed a counterclaim seeking a declaratory judgment that they do not infringe and that the ‘802 patent is invalid. The parties have engaged in discovery and depositions, and a hearing to construe certain disputed elements in the asserted patent claims is scheduled for September 2, 2004. Fact discovery is scheduled to end September 22, 2004. Trial is scheduled for January 10, 2005.

     On July 20, 2004, Radware, Inc. and Radware, Ltd. sued us in the United States District Court for the District of New Jersey, asserting that F5 Networks has infringed and is infringing Radware’s U.S. Patent No. 6,718,359 (“‘359 patent”). The Complaint alleges that F5 Networks has “made, used, sold and or offered for sale, and continues to make, use, sell and or offer for sale products, including the 3-DNS® product and BIG-IP®, that incorporate technology and processes that are or when in use are covered by one or more claims of the ‘359 patent.” The Complaint seeks injunctive relief prohibiting us and our agents from “making, using, selling, offering to sell and importing into the United States any project that infringes, or contributes to, or induces infringement of, the ‘359 patent,” as well as “damages, pre-and post-judgment interest, enhanced damages and attorney fees.” The ‘359 patent is entitled “Load Balancing.” The Complaint alleges that the patent is “directed to methods and systems relating to network-proximity determinations and non-geographical load balancing.”

     We are not aware of any additional pending legal proceedings that, individually or in the aggregate, would have a material adverse effect on the Company’s business, operating results, or financial condition. We may in the future be party to litigation arising in the ordinary course of business, including claims that allegedly infringe upon third-party trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 4. Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Shareholders on April 29, 2004, to elect two class I directors, elect one class III director, amend our 1998 Equity Incentive Plan to increase the number of shares issuable by an additional 2,000,000 shares, and amend our 1999 Employee Stock Purchase Plan to increase the number of shares of common stock issuable by an additional 1,000,000 shares. At the Annual Meeting, the following nominees were elected as follows:

	Votes
	For	Withheld
John McAdam	30,082,431	1,088,701
Alan J. Higginson	29,016,998	2,154,134

	Votes
	For	Against	Withheld
Rich Malone	29,744,673	156,025	1,270,434

     The shareholders voted against amending the 1998 Equity Incentive Plan to increase the number of shares issuable by an additional 2,000,000 shares, with voting as follows: 3,958,089 for, 19,011,051 against, and 33,521 abstain. The shareholders voted in favor of amending the 1999 Employee Stock Purchase Plan to increase the number of shares of common stock issuable by an additional 1,000,000 shares, with voting as follows: 21,906,914 for, 1,066,886 against and 28,858 abstain.

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

(1) Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(b) Reports on Form 8-K

On August 6, 2004, the Company filed on Form 8-K/A reporting under Item 7, presenting the financial statements in connection with our acquisition of MagniFire.

On July 21, 2004, the Company furnished on Form 8-K a press release, reporting under Item 12, announcing our financial results for the three months ended June 30, 2004.

On June 2, 2004, the Company filed on Form 8-K a press release, reporting under Item 2, announcing our acquisition of MagniFire.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of August, 2004.

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