Form 10-K
period 2004-09-30
F5 NETWORKS INC
filed 2004-12-07
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-26041

F5 Networks, Inc.

(Exact name of Registrant as specified in its charter)

WASHINGTON	91-1714307
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

     As of March 31, 2004, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $1,153,042,779 based on the closing sales price of the Registrant’s Common Stock on the Nasdaq National Market on that date.

     As of December 2, 2004, the number of shares of the Registrant’s Common Stock outstanding was 36,006,482.

DOCUMENTS INCORPORATED BY REFERENCE

     Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the Registrant’s Definitive Proxy Statement for the Annual Shareholders Meeting to be held on February 17, 2005, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this Report relates.

F5 NETWORKS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended September 30, 2004

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

Item 1.	Business

General

      F5 Networks, Inc. is a leading provider of application traffic management products. We develop, manufacture and sell products and services to help companies efficiently and securely manage their Internet traffic. Our products enhance the delivery, optimization and security of application traffic on Internet-based networks that use the Internet Protocol, or IP. IP traffic passes through our products where it is inspected and modified to ensure that it is delivered securely and in a way that optimizes the performance of both the network and the applications. Our BIG-IP application traffic management products help manage IP traffic to servers and network devices in a way that maximizes the availability, scalability and throughput of those network components and the applications that run on them. Our complementary FirePass products provide secure user access to corporate networks and applications, enabling companies to extend secure remote access to anyone connected to the Internet by leveraging standard Web browser technology. Our recently acquired TrafficShield application firewall product provides security for IP-based applications and data, protecting them from hackers and other malicious attacks at the application layer. Our traffic management and security products share a common software interface called iControl, which enables them to communicate with one another and allows them to be integrated with third party products, including custom and commercial enterprise applications. The flexibility of our software-based technology, the breadth of functionality available on our products and the integration of that functionality through iControl are characteristics that we believe differentiate our products from other traffic management devices and security products. These characteristics enable us to provide comprehensive solutions that address many elements required for IP-based networks and business applications, including high availability, high performance, intelligent traffic management, streamlined manageability, bandwidth optimization, remote access to corporate networks, and network and application security. In connection with our products, we offer a broad range of services including consulting, training, installation, maintenance and other technical support services.

      On May 31, 2004, we acquired MagniFire Websystems, Inc., or MagniFire, for $30.5 million. As a result of the transaction, we acquired all the assets of MagniFire including its TrafficShield Web application firewall product line. TrafficShield is an application-level security device that offers organizations the ability to protect their applications and data from hackers and other malicious attacks. The acquisition of MagniFire allows us to quickly enter the application firewall market, broaden our customer base and augment our existing product line.

      We were incorporated on February 26, 1996 in the State of Washington. Our headquarters is in Seattle, Washington and our mailing address is 401 Elliott Avenue West, Seattle, Washington 98119. The telephone number at our executive offices is (206) 272-5555. We have subsidiaries or branch offices in Australia, Canada, China, France, Germany, Hong Kong, Israel, Japan, Malaysia, Russia, Singapore, South Korea, Taiwan, Thailand and the United Kingdom. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website www.f5.com as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The information found on our Internet site is not part of this or any other report we file with or furnish to the Securities and Exchange Commission.

      Unless the context otherwise requires, in this Annual Report on Form 10-K, the terms “F5 Networks,” “the Company,” “we,” “us,” and “our” refer to F5 Networks, Inc. and its subsidiaries. Our fiscal year ends on September 30 and fiscal years are referred to by the calendar year in which they end. For example, “fiscal year 2004” and “fiscal 2004” refer to the fiscal year ended September 30, 2004.

Industry Background

      Internet Protocol, or IP, is a communications language used to transmit data over the Internet. Since the late 1990’s, businesses have responded to the power, flexibility and economy of the Internet by deploying new IP-based applications, upgrading their client-server applications to new IP-enabled versions, and enabling existing or legacy applications for use over the Internet. Over the next several years, we believe this process will accelerate as more and more organizations discover the benefits of deploying IP-enabled applications and new technologies continue to enhance the performance, reliability and security of both applications and IP networks. In addition, we believe the growth of Internet usage will continue to be driven by new applications such as Web Services, Voice over IP, increased penetration of broadband Internet access enabling the remote use of more applications, and the increasing popularity of mobile Internet access through wireless devices such as cellular telephones, PDAs and notebook computers.

Internet Architecture

      IP requires all data transmitted across the Internet to be divided into packets at the source and reassembled at the destination. The Open Systems Interconnect, or OSI Model, Reference Model is the framework that divides network functions into seven layers and specifies how the layers should interact to enable all of a network’s different hardware and software components to work together to accomplish this process. Prior to transmission, each packet of data is automatically given a header that identifies the source and destination of the packet. This header information is used in the OSI Model for the purposes of identifying, routing and sequencing data packets, and is stripped from the data upon arrival at its destination. Layers 2-4 of the OSI Model perform standardized, repetitive tasks such as ensuring that packets of information sent over the Internet arrive at the destination to which they are addressed and are reassembled in the correct sequence. Consequently, most Layer 2-4 switches are hardware-based devices that use application-specific integrated circuits, or ASICs, and are optimized for speed. Unlike Layers 2-4, Layer 7, which in practice includes the functions ascribed to Layers 5 and 6 in the OSI model, is complex and variable and must support end-user applications and processes on a wide variety of platforms and devices. While most Layer 7 switches rely on hardware-based architectures to maximize throughput, the demands of Layer 7 processing, or application traffic management, increasingly require flexibility and adaptability that can be achieved only through a software-based solution. The challenge in building highly flexible, function-rich, software-based switches for application traffic management is to deliver these capabilities at speeds equal to or better than hardware-based products.

Application Traffic Management

      As more applications are IP-enabled, there is growing demand for Layer 7 technology that can read the entire contents of a packetized transmission and make intelligent decisions based on a dynamic set of business rules about how to handle the transmission to optimize the availability, performance and security of applications, servers and the network. Basic Layer 7 functions include load-balancing (monitoring the load on multiple servers and routing traffic to the one that is least busy), health-checking (monitoring the performance of servers and applications to ensure that they are working properly before routing traffic to them), and automatic scaling (detecting the addition of new servers to an existing array). In addition, Layer 7 application traffic management encompasses a growing number of functions that have typically been performed by the server or the application itself, or by point solutions running on separate devices. Functions in this category include: SSL Acceleration — using Secure Socket Layer, or SSL, encryption to secure traffic between the server and the browser on an end user’s client device; Rate Shaping —

prioritizing transmissions according to preset rules that give precedence to different types of traffic; Compression — reducing the volume of data transmitted to take maximum advantage of available bandwidth; TCP Optimization — improving server efficiency by maintaining an open connection with a server during interactive sessions; IPv6 Translation — enabling communication and interoperability between networked devices using IPv6, the newest version of the Internet Protocol, and those using the older version IPv4; and modifying the content of a transaction to improve security.

      Since most large enterprises have hundreds — if not thousands — of servers and applications, it is not practical to build these and other functions into every application or host them on every server. Even if it were, maintenance costs would be prohibitive and the net result would be a negative impact on the overall performance of servers and applications. Deploying point solutions in the network eliminates those problems but creates a new set of challenges. Using point solutions from multiple vendors can create interoperability issues, and problems that do occur can be difficult to troubleshoot. From a security standpoint, it is also much more difficult to audit traffic passing through multiple devices. As a result, enterprise customers are demanding products that integrate the growing number of Layer 7 application traffic management and security functions on a single platform.

Secure Access and Application Security

      As enterprises continue to IP-enable their networks and business applications, one of the key challenges they face is providing employees, partners and customers with secure access to corporate applications, whether they are in the office or logging on to the network from a remote location. At the same time, enterprises need to ensure that access is limited to those applications for which a user is specifically authorized. Currently, the most widespread solution for secure remote access is technology that uses the IP Security, IPSec, Protocol to establish a secure virtual private network, VPN, between a remote device, such as a user’s home PC or a laptop, and the corporate network. Although with IPSec, the VPN tunnel is very secure, there are a number of drawbacks associated with IPSec VPNs. One is that IPSec requires the remote device to have special software installed on it, and maintaining the most current version of this software on all user devices is time consuming and costly. A more serious issue is that once IPSec establishes a connection between a user and the corporate network, the user has full access to any application in the network and the only way to prevent unauthorized use is to secure each application or physically segment the network. As an alternative to using IPSec VPNs for remote access, new technology that employs SSL encryption to establish a secure VPN has emerged and is making rapid inroads in the market. Because this technology relies on the SSL capabilities resident in any standard Web browser, it is not necessary to install additional software on the remote device. This makes it possible to access the network from a cell phone, PDA, kiosk, laptop, PC, or any other device with a standard browser. In addition, SSL VPN technology supports the creation of separate VPN tunnels to each application for which a user is authorized. This allows enterprises to exercise more control over who can gain access to various parts of the network and to specific applications.

      Along with the need to provide secure connectivity between users and applications, enterprises face an immediate and growing need to protect applications and other data center resources from application-level security threats that pass through conventional firewalls and slip past intrusion detection and prevention (IDS and IPS) devices. SQL Slammer Worm, a virus that infected millions of servers in a matter of minutes and nearly shut down the Internet in January 2003, is a prime example. By exploiting characteristics of the User Datagram Protocol, or UDP, which allows direct transmission of data to a server, SQL Slammer Worm slipped past network security devices disguised as a simple data request. Once inside the application, the code rewrote the server’s own instructions, replicating and sending copies of itself to thousands of other servers. Because it was a “day-zero” attack — i.e., a brand new threat with no prior history — intrusion detection and prevention devices were not equipped with a signature to identify the SQL Slammer Worm and were unable to prevent it.

      In the wake of the SQL Slammer Worm and plagued by other malicious attacks, enterprises have begun to look beyond traditional security measures for solutions that can detect and shut down day-zero, application-level attacks. Under the general category of application security, these solutions apply a

“positive” security model that contrasts with the “negative” security model used by IDS and IPS devices. In a negative security model, incoming traffic is checked against a list of signatures for known worms, viruses and other security threats, and if no match is found the traffic is allowed to pass. In a positive security model, incoming traffic is checked against a set of rules that define what specific elements are permissible in traffic headed for a particular application and rejects traffic containing anything that does not conform to the rules. In the case of SQL Slammer Worm, a positive security device would have recognized that the UDP packet carrying the SQL Slammer Worm was not a simple data request and blocked the transmission.

      Although products that incorporate a positive security model have been around for many years, they have been inherently slow and this has limited their use to enterprises that have historically placed a high priority on security. Now that application-level attacks threaten to paralyze global business, there is growing demand among enterprises for application security that can ward off these attacks. The challenge is to deliver products that apply a positive security model to application traffic without slowing network performance.

The F5 Solution

      We are a leading provider of application traffic management products which ensure the security, optimization and delivery of applications to any user, anywhere. We believe our products offer the most intelligent architecture and advanced functionality in the marketplace along with performance, flexibility and usability features that benefit organizations by improving the way they serve their employees, customers and constituents while lowering operational costs.

      Software Based Products. From inception, we have been committed to the belief that the complexity of Layer 7 traffic management requires a software-based rather than a hardware-based solution. We believe our application traffic management software enables us to deliver the broadest range of integrated functionality in the market and facilitates the addition and integration of new functionality. We also believe that integrating our software with commodity hardware components enables us to build products that deliver superior performance, functionality and flexibility at competitive prices.

      Full Proxy Architecture. The core of our software technology is the Traffic Management Operating System, or TM/ OS, introduced in September 2004 as part of BIG-IP version 9. We believe this is a major enhancement of our existing technology that enables BIG-IP version 9 to deliver functionality that is superior on many levels to any other application traffic management product in the market. With TM/OS, BIG-IP version 9 employs a full proxy architecture that enables it to inspect, modify and direct both inbound and outbound traffic flows across multiple packets. This ability to manage both inbound and outbound traffic enables BIG-IP version 9 to direct, optimize and secure application traffic in ways that are not possible with other traffic management solutions.

      Modular Functionality. In addition to its full proxy architecture, TM/ OS is specifically designed to facilitate the development and integration of application traffic management and security functions as modules that can be added to BIG-IP’s core functionality as needed. Add-on modules currently available with BIG-IP version 9 include: Intelligent Compression; SSL Acceleration; Layer 7 Rate Shaping; Advanced Client Authentication; IPv6 Gateway; and others.

      Application Awareness. Our products are designed using a common architecture, called iControl, with a common interface that allows them to communicate with one another and with third-party software and devices. Through our unique, open iControl application programming interface, third-party applications and network devices can take an active role in shaping IP network traffic, directing traffic based on exact business requirements specified by our customers. This “application awareness” capability is one of the most important features of our software-based products and serves as a further point of differentiation for our solution in comparison with those offered by our competitors.

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

      Integrated Traffic Management and Security Solutions. The combination of our full proxy architecture with enhanced versions of our Universal Inspection Engine and iRules enables BIG-IP to intercept, inspect and act on the contents of traffic from virtually every type of IP-enabled application. Our full proxy architecture also allows TM/ OS to support an integrated traffic management and security solution that can detect and prevent many network-level attacks.

      Our FirePass technology provides secure, remote access through SSL VPNs. Depending on a user’s authorization and the type of device they are using, FirePass can provide full network access or limited access to specific applications and resources. The FirePass technology also allows remote users to access applications or resources that are connected to the network but are not Web-enabled, including legacy hosts, desktops and client-server applications.

      Our recently acquired TrafficShield technology uses a full proxy architecture to inspect traffic flows and a policy engine that applies a positive security model by comparing the traffic with rules that define permissible traffic for specific applications. As a result, TrafficShield has the potential to prevent “day-zero” attacks and other types of security threats that pass through traditional firewalls and signature-based devices such as intrusion detection and intrusion prevention systems. TrafficShield also has a learning component that keeps the policy engine up-to-date by monitoring changes in applications.

      Currently we are developing stand-alone FirePass and TrafficShield appliances that incorporate TM/OS and are tightly integrated with our BIG-IP application switches and appliances. We also plan to introduce FirePass and TrafficShield software modules that will run on top of BIG-IP and provide customers with application traffic management and security on a single platform.

Strategy

      Our objective is to lead the industry in delivering the enabling architecture which integrates the network with the applications. This allows organizations to significantly improve costly and time consuming business processes and provide new sources of revenue through highly differentiated offerings. Key components of our strategy include:

      Offering a complete application security solution and product set. We plan to utilize the core technologies from our BIG-IP, FirePass and TrafficShield products to deliver standalone and integrated systems that protect applications from hostile and inadvertent threats, including user-to-system application security and system-to-system application security problems. We believe these solutions will differentiate our products in the security market and provide a unique solution to the problem of vulnerability of mission-critical applications.

      Continue expanding our presence in growing segments of the traffic management market. We intend to continue targeting emerging and expanding segments of our traditional traffic management market. These segments include IP infrastructure, Web Services infrastructure, utility computing and data center virtualization infrastructure.

      Investing in technology to continue to meet customer needs. We will continue to invest in research and development to provide our customers with comprehensive, integrated application traffic management and security solutions. Our product development efforts will continue to leverage the unique attributes of our software-based platforms to deliver new features and functions that address the complex and changing needs of our customers. We will continue to use commodity hardware in order to ensure performance and cost competitiveness.

      Enhancing the existing channel model. We are investing significant resources in order to further develop our indirect sales channels. We plan to expand our indirect sales channels through leading industry resellers, systems integrators, Internet service providers and other channel partners. We are also recruiting new channel partners and leveraging our existing channels to sell our new security products.

      Continuing to build and expand relationships with strategic iControl partners. We plan to capitalize on our strategic relationships with enterprise software vendors who have created interfaces to our products through our iControl application programming interface. These vendors provide us significant leverage in the selling process, because they recommend our products to their customers. In order to differentiate ourselves further from our competitors we plan to explore opportunities to further embed iControl into existing and new third party products and to jointly market and sell our solutions to enterprise customers with these key partners.

      Enhancing our brand. We plan to continue building brand awareness that positions us as one of the leading providers of secure application traffic management solutions. Our goal is for the F5 brand to be synonymous with superior performance, high-quality customer service and ease of use.

Products

      Our core technology is software for IP application traffic management and security, including secure remote access. Our products are systems that integrate our software with hardware that is built using a combination of commodity components and our own custom ASIC for Layer 4 processing. Our systems include three product families: BIG-IP, FirePass and TrafficShield.

BIG-IP Traffic Manager

      Our family of BIG-IP Local Traffic Managers includes both IP application switches and server appliances. Members of the BIG-IP family differ primarily in the hardware configurations that make up each system. Our most recent product launch, which included the introduction of BIG-IP version 9 software, introduced three new application switches: a high-end (BIG-IP 6400), mid-range (BIG-IP 3400), and an entry-level (BIG-IP 1500) system. In addition to CPUs for Layer 7 processing, these systems come equipped with our own proprietary ASIC for high-performance Layer 4 processing, a commodity Layer 2-3 switch for connectivity, and a commodity SSL ASIC for SSL encryption and decryption. The BIG-IP 520 and 540 server appliances are equipped with CPUs for high-speed Layer 4-7 processing and are designed to accommodate easily-installed upgrade cards that provide fast, integrated SSL encryption and decryption.

      Other products in our BIG-IP systems family include BIG-IP Global Traffic Manager, formerly called 3-DNS Controller, and BIG-IP ISP Traffic Manager, formerly called Link Controller. BIG-IP Global Traffic Manager allows enterprises with geographically dispersed data centers to direct traffic to a particular data center in accordance with customized business rules, or to redirect traffic to an available data center if one of their sites becomes overloaded or is shut down for any reason. BIG-IP ISP Traffic Manager allows enterprises with more than one Internet service provider to manage the use of their available bandwidth to minimize costs while ensuring the highest quality of service. BIG-IP Global Traffic Manager and BIG-IP ISP Traffic Manager are sold separately on individual IP application switches and server appliances, or bundled with BIG-IP Local Traffic Manager on a single system.

FirePass

      Our FirePass systems provide SSL VPN access for remote users of IP networks and any applications connected to those networks from any standard Web browser on any device. The components of FirePass include a dynamic policy engine, which manages user authentication and authorization privileges, and special components that enable corporations to give remote users controlled access to the full array of applications and resources within the network.

      Our FirePass line of SSL VPN servers currently includes the FirePass 1000 and the FirePass 4100, which support 100 and 1000 concurrent users, respectively. Both support the complete range of FirePass software features and offer a comprehensive solution for Web-based remote access to corporate applications and desktops. In the future, FirePass software will be available as an add-on module for our BIG-IP product family.

TrafficShield

      We acquired the TrafficShield technology with the acquisition of MagniFire in May 2004 and launched our first F5-branded TrafficShield products in October 2004. TrafficShield is a Web application firewall that provides comprehensive, proactive, application-layer protection against both generalized and targeted attacks. TrafficShield employs a positive security model (‘deny all unless allowed’) to permit only valid and authorized application transactions. As a result, TrafficShield has the potential to prevent “day-zero” attacks and other types of security threats that pass through traditional firewalls and signature-based devices such as intrusion detection and intrusion prevention systems. In the future, TrafficShield software will be available as an add-on module for our BIG-IP product family.

Enabling Technologies

      Our application traffic management products come equipped with iControl and iControl Services Manager functions, which are designed to facilitate the broader use of our products. iControl allows customers and independent software vendors to modify their programs to communicate with our products, eliminating the need for human involvement, lowering the cost of performing basic network functions and reducing the likelihood of error. Although we do not derive revenue from iControl itself, the sale of iControl-enabled applications by independent software vendors such as Microsoft and Oracle helps promote and often leads directly to the sale of our other products.

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

Product Development

      We believe our future success depends on our ability to maintain technology leadership by constantly improving our products and by developing new products to meet the changing needs of our customers. Our product development group employs a standard process for the development, documentation and quality control of software and systems that is designed to meet these goals. This process includes working with management, product marketing, customers and partners to identify new or improved solutions that meet the evolving needs of our addressable markets.

      Our principal software engineering group is located in our headquarters in Seattle, Washington. Our core FirePass product development team is located in San Jose, California. Our TrafficShield product development team, which includes the original developers of that technology, is located in Tel Aviv, Israel. Our hardware engineering group is located in Spokane, Washington. Members of these teams collaborate closely with one another to ensure the interoperability and performance of our hardware and software systems.

      During the fiscal years ended September 30, 2004, 2003 and 2002, we had research and product development expenses of $24.4 million, $19.2 million and $18.0 million, respectively.

Customers

      Our customers include a wide variety of enterprise customers (Fortune 1000 or Business Week Global 1000 companies). Although we do not target specific vertical markets, enterprise customers in financial services, manufacturing, transportation and mobile telecommunications currently make up the largest percentage of our customer base. The other significant components of our customer base are Internet service providers, Internet hosting companies and Internet commerce companies. In fiscal year 2004, international sales represented 39.4% of our net revenues. Refer to note 10 to our consolidated financial statements included in this annual report on Form 10-K for additional information regarding our revenues by geographic area.

      Consistent with our goal of building a strong channel sales model, the majority of our revenue is generated by sales though our distributors, value-added resellers and systems integrators. For fiscal year 2004, sales to Ingram Micro Inc., one of our distributors, represented 19.1% of our revenues. Our agreement with Ingram Micro is a standard, non-exclusive distribution agreement that renews automatically on an annual basis and is terminable by either party with 30 days’ prior written notice. The agreement grants Ingram Micro the right to distribute our products to resellers in North America and certain other territories internationally, with no minimum purchase requirements.

Sales and Marketing

Sales

      We sell our products and services to large enterprise customers through a variety of channels, including distributors, value-added resellers and systems integrators. A substantial amount of our revenue for fiscal year 2004 was derived from these channel sales. We also sell our products and services to major accounts through our own direct sales force. In most cases, service contracts are negotiated directly with the customer. Typically, our agreements with our channel partners are not exclusive and do not prevent them from selling competitive products. These agreements typically have terms of one year with no obligation to renew, and typically do not provide for exclusive sales territories or minimum purchase requirements.

      Direct sales. Our field sales personnel are located in major cities throughout North America, Europe, Japan and the Asia Pacific region. The inside sales team generates and qualifies leads for regional sales managers and helps manage accounts by serving as a liaison between the field and internal corporate resources. We sell our products directly to a limited group of customers, primarily large enterprise end-users whose accounts are managed by our major account services team. Field systems engineers also support our regional sales managers and channel partners by participating in joint sales calls and providing pre-sale technical resources as needed.

      Distributor and value-added reseller relationships. We have established relationships with large national and international distributors, local and specialized distributors and value-added resellers from which we derive the majority of our sales. The distributors sell our products, and the value-added resellers not only sell our products, but also assist their customers in network design, installation and testing. Our field sales personnel will work closely with our channel partners to assist them, if necessary, in the selling of our products to their customers.

      Systems integrators. We also market our products through strategic relationships we have with systems integrators. Systems integrators leverage products like ours as a core component of application or network-based solutions that they deploy for their customers. In most cases, systems integrators do not directly purchase our products for resell to their customers. Instead they typically recommend our products as part of a broader solution. An example of this approach would be packaged enterprise resource platform, ERP, or customer relationship management, CRM, solutions delivered by systems integrators where our traffic management products provide high availability and increased performance for the ERP or CRM applications.

Marketing

      There are two primary aspects to our marketing strategy. First, we believe our future success depends on our ability to understand and anticipate the dynamic needs of our addressable markets and that we develop valuable solutions to address those needs. Our marketing organization works directly with customers, partners and our product development teams to identify and create innovative solutions to further enhance our leadership position. The second aspect is to continue to build upon our iControl strategy. We have established relationships with various independent software vendors who have adapted their applications to interact with our products via the iControl interface. iControl enhances the functionality of third party applications by enabling them to control the network in an automated way, based on business policies and rules associated with the application. As a result, customers who purchase iControl-enabled applications have an incentive to purchase our products in order to take advantage of the enhanced functionality made possible through our technical cooperation. We also offer an on-line community website called DevCentral that provides technical resources to customers, prospects and partners wanting to extend and optimize F5 solutions using iControl to meet their specific needs.

      We also engage in a number of marketing programs and initiatives aimed at promoting our brand and creating market awareness of our technology and products. These include actively participating in industry trade shows and briefing industry analysts and members of the trade press on our latest products, and on new business and technology partnerships. In addition, we market our products to chief information officers and other information technology professionals through targeted advertising, direct mail and high-profile Web events.

Backlog

      At the end of fiscal years 2004 and 2003, we had product backlog of approximately $10.6 million and $5.3 million, respectively. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers or product specification changes by the customers. Although we believe that the backlog orders are firm, purchase orders may be cancelled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.

Customer Service and Technical Support

      We believe that our ability to provide consistent, high-quality customer service and technical support is a key factor in attracting and retaining large enterprise customers. Accordingly we offer a broad range of support services that include installation, phone support, hardware repair and replacement, software updates, consulting and training services. We deliver these services directly to end users and also utilize a multi-tiered support model, leveraging the capabilities of our channel partners when applicable. Our technical support staff is strategically located in regional service centers to support our global customer base.

      Prior to the installation of our products, our services personnel work with customers to analyze their network needs and determine the best way to deploy our products and configure product features and functions to meet those needs. Our services personnel also provide on-site installation and training services to help customers make optimal use of product features and functions.

      Our customers typically purchase a one-year maintenance contract which entitles them to an array of services provided by our technical support team. Maintenance services provided under the contract include online updates, software error correction releases, hardware repair and replacement, and remote support through a 24 hours a day, 7 days a week help desk, although not all service contracts entitle a customer to round-the-clock call center support. Updates to our software are only available to customers with a current maintenance contract. Our technical support team also offers seminars and training classes for customers on the configuration and use of products, including local and wide area network system administration and management. In addition, we have a professional services team able to provide a full range of fee-based consulting services, including comprehensive network management, documentation and performance analysis, and capacity planning to assist in predicting future network requirements.

      We also offer, as part of our maintenance service, an online, automated, self-help customer support function called Ask F5 that allows customers to answer many commonly asked questions without having to call our support desk. This allows the customer to rapidly address issues and questions, while significantly reducing the number of calls to our support desk. This enables us to provide comprehensive customer support while keeping our support-related expenses at a manageable, consistent level.

Manufacturing

      We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers for assembly according to our specifications. The contract manufacturers install our software onto the hardware platforms and conduct functionality testing, quality assurance and documentation control prior to shipping our products. The majority of our products are assembled by Solectron Corporation. Our agreement with Solectron allows them to procure component inventory on our behalf based upon a rolling production forecast. Subcontractors supply Solectron with standard parts and components for our products based on our production forecast. We are contractually obligated to purchase component inventory that our contract manufacturer procures in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As protection against component shortages and to provide replacement parts for our service teams, we also stock limited supplies of certain key components for our products.

      Hardware platforms for our traffic management products consist primarily of commodity parts and certain custom components designed and approved by our hardware engineering group. Most of our components are purchased from sources which we believe are readily available from other suppliers. However, several components used in the assembly of our products are purchased from single or limited sources such as our proprietary Layer 4 ASIC that is manufactured for us by a third party contract semiconductor foundry.

Competition

      Our principal competitors in the traffic management market are Cisco Systems, Inc. and Nortel Networks Corporation. Other competitors in this market include Foundry Networks, Inc., NetScaler, Inc., Radware Ltd., and Redline Networks, Inc. Cisco and Nortel have a longer operating history and significantly greater financial, technical, marketing and other resources than we do. Cisco and Nortel also have a more extensive customer base and broader customer relationships, including relationships with many of our current and potential customers. In addition, Cisco and Nortel have large, well-established, worldwide customer support and professional services organizations and a more extensive direct sales force and sales channels. Because of our relatively smaller size, market presence and resources, Cisco, Nortel and other larger competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. There is also the possibility that these companies may adopt aggressive pricing policies to gain market share. As a result, our competitors pose a serious competitive threat that could undermine our ability to win new customers and maintain our existing customer base.

      SSL VPNs are a potential replacement for IPSec VPNs, the most widely deployed solution for secure remote access today. The current leaders in the IPSec VPN market are Check Point Software Technologies, Ltd. and Juniper Networks, Inc., both of which are larger and better-known vendors than we are. Our principal competitors in the SSL VPN market are Juniper, Aventail Corporation, Nokia, Nortel, and Symantec. Some of our competitors have resources and distribution channels that are much larger than ours and could give them a significant competitive advantage in the SSL VPN market. Although Nokia currently resells our BIG-IP traffic management products, we do not anticipate that our focus on the SSL VPN market will materially affect Nokia’s resale of our BIG-IP products.

      Application firewalls represent an emerging market that is populated mainly by private, early-development-stage companies. As we enter this market with our TrafficShield products, we anticipate that we will also encounter competition from vendors of traditional firewalls and other types of security devices, many of which are larger and better-known vendors than we are.

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

Employees

      As of September 30, 2004, we employed 613 full-time persons, including 185 in product development, 229 in sales and marketing, 124 in professional services and technical support and 75 in finance, administration and operations. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Directors and Executive Officers of the Registrant

      The following table sets forth certain information with respect to our executive officers and directors as of November 30, 2004:

Name	Age	Position

John McAdam	53	President, Chief Executive Officer and Director
Steven B. Coburn	51	Senior Vice President of Finance and Chief Financial Officer
Edward J. Eames	46	Senior Vice President of Business Operations
M. Thomas Hull	45	Senior Vice President of Worldwide Sales
Dan Matte	38	Senior Vice President of Marketing
Jeff Pancottine	44	Senior Vice President and GM, Security Business Unit
Joann M. Reiter	47	Vice President, General Counsel and Corporate Secretary
Karl Triebes	37	Senior Vice President of Product Development and Chief Technology Officer
A. Gary Ames(2)	60	Director
Keith D. Grinstein(1)(2)(3)	44	Director
Karl D. Guelich(1)(2)(3)	62	Director
Alan J. Higginson(1)	57	Chairman of the Board of Directors
Rich Malone(3)	56	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Corporate Governance Committee.

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

      Edward J. Eames has served as our Senior Vice President of Business Operations since January 2001 and as our Vice President of Professional Services from October 2000 to January 2001. From September 1999 to October 2000, Mr. Eames served as Vice President of e-Business Services for International Business Machines Corporation. From June 1992 to September 1999, Mr. Eames served as the European Services Director and the Worldwide Vice President of Customer Service for Sequent Computer Systems, Inc., a manufacturer of high-end open systems. Mr. Eames holds a Higher National Diploma in Business Studies from Bristol Polytechnic and in 1994 completed the Senior Executive Program at the London Business School.

      M. Thomas Hull has served as our Senior Vice President of Worldwide Sales since October 2003. Prior to joining us, Mr. Hull served as President and Chief Executive Officer of Picture IQ Corporation from April 2001 to October 2003. From September 1998 through April 1999, he served as Vice President of Corporate Sales for Visio Corporation. From April 1999 to January 2000, he served as Senior Vice President of Worldwide Sales for Visio Corporation through its acquisition by Microsoft Corporation in January 2000. From January 2000 through July 2000, Mr. Hull continued to oversee sales of the Visio product set for Microsoft Corporation. He holds a B.S. in Electrical Engineering from the University of Washington.

      Dan Matte has served as our Senior Vice President of Marketing since June 2004, and as Vice President of Product Marketing and Management from March 2002 through May 2004. He has served as our Senior Director of Product Marketing and Management from February 2001 through February 2002. From March 1999 to February 2001, Mr. Matte served as our Director of Product Management. He holds a Bachelor of Commerce from Queens’s University and an MBA from the University of British Columbia.

      Jeff Pancottine has served as our Senior Vice President and General Manager of our Security Business Unit since June 2004 and as Senior Vice President of Marketing and Business Development since October 2000. Prior to joining us, Mr. Pancottine served as Senior Vice President of Sales and Marketing for the Media Systems Division of Real Networks, Inc., from April 2000 to October 2000. Prior to that, Mr. Pancottine was the Vice President of Business Marketing at Intel Corporation, from November 1999 to April 2000. From June 1997 to November 1999, Mr. Pancottine held the position of Vice President of Global Marketing at Sequent Computer Systems, Inc. Mr. Pancottine holds a Master of Engineering in Computer Science from Cornell University, and a B.S. in Computer Science from the University of California at Riverside.

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

      Karl Triebes has served as our Senior Vice President of Product Development and Chief Technology Officer since August 2004. Prior to joining us, Mr. Triebes served as Chief Technology Officer and Vice

President of Engineering of Foundry Networks, Inc. from January 2003 to August 2004. From June 2001 to January 2003, he served as Foundry’s Vice President of Hardware Engineering. From May 2000 to June 2001, Mr. Triebes was Vice President of Engineering at Alcatel U.S.A., a telecommunications company. From December 1999 to May 2000, he was Assistant Vice President of Newbridge Networks Corp., a networking company subsequently acquired by Alcatel. Mr. Triebes holds a B.S. in Electrical Engineering from San Diego State University.

      A. Gary Ames was appointed as one of our directors in July 2004. Mr. Ames served as President and Chief Executive Officer of MediaOne International, a provider of broadband and wireless communications from July 1995 until his retirement in June of 2000. From January 1990 to July 1995, he served as President and Chief Executive Officer of U S West Communications, a regional provider of residential and business telephone services, and operator and carrier services. Mr. Ames also serves as director of Albertsons, Inc., Tektronix, Inc., Pac-West Telecomm, Inc. and iPass, Inc.

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

      Karl D. Guelich has served as one of our directors since June 1999 and as board chair from January 2003 through April 2004. Mr. Guelich has been in private practice as a certified public accountant since his retirement from Ernst & Young LLP in 1993, where he served as the Area Managing Partner for the Pacific Northwest offices headquartered in Seattle from October 1986 to November 1992. Mr. Guelich holds a B.S. in Accounting from Arizona State University.

      Alan J. Higginson has served as board chair since April 2004, and as one of our directors since May 1996. Mr. Higginson has been the President and Chief Executive Officer of Hubspan, Inc., an e-business infrastructure provider, since August 2001. From November 1995 to November 1998, Mr. Higginson served as President of Atrieva Corporation, a provider of advanced data backup and retrieval technology. Mr. Higginson holds a B.S. in Commerce and an M.B.A. from the University of Santa Clara.

      Rich Malone has served as one of our directors since August 2003. Mr. Malone has been the Chief Information Officer of Edward Jones Investments Inc. since 1979, when he joined Edward Jones Investments as a General Principal. In 1985, he became a member of the management committee of Edward Jones Investments. Mr. Malone is currently a member of the BITS Advisory Group, the Xerox Executive Advisory Forum and serves on the Technology Advisory Committee at Arizona State University.

Item 2.	Properties

      Our principal administrative, sales, marketing, research and development facilities are located in Seattle, Washington and consist of approximately 195,000 square feet. In April 2000, we amended and restated the lease agreement on two buildings for our corporate headquarters. The lease commenced in July 2000 on the first building; and the lease on the second building commenced in September 2000. The lease for both buildings expires in 2012 with an option for renewal. The lease for the second building has been fully subleased through 2012. We believe that our existing properties are in good condition and suitable for the conduct of our business. We also lease office space for our product development personnel in Spokane, Washington, San Jose, California, Russia and Israel, and for our sales and support personnel in Washington D.C., New York, Hong Kong, Singapore, China, Taiwan, Malaysia, South Korea, Japan, Australia, Germany, France, and the United Kingdom. We believe that our future growth can be accommodated by current facilities or by leasing additional space if necessary.

Item 3.	Legal Proceedings

      In July and August 2001, a series of putative securities class action lawsuits were filed in United States District Court, Southern District of New York against certain investment banking firms that underwrote the Company’s initial and secondary public offerings, the Company and some of the Company’s officers and directors. These cases, which have been consolidated under In re F5 Networks, Inc. Initial Public Offering Securities Litigation, No. 01 CV 7055, assert that the registration statements for the Company’s June 4, 1999 initial public offering and September 30, 1999 secondary offering failed to disclose certain alleged improper actions by the underwriters for the offerings. The consolidated, amended complaint alleges claims against the Company and those of our officers and directors named in the complaint under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Other lawsuits have been filed making similar allegations regarding the public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. In October 2002, the directors and officers were dismissed without prejudice. The issuer defendants filed a coordinated motion to dismiss these lawsuits in July 2002, which the Court granted in part and denied in part in an order dated February 19, 2003. The Court declined to dismiss the Section 11 and Section 10(b) and Rule 10b-5 claims against the Company. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including the Company, was submitted to the court. The settlement is subject to a number of conditions, including approval by the Court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. Securities class action litigation could result in substantial costs and divert our management’s attention and resources. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, and any unfavorable outcome could have a material adverse impact on our business, financial condition and operating results.

      On March 19, 2003, we sued Radware, Inc. alleging that Radware infringed F5’s U.S. Patent No. 6,473,802. The Complaint sought injunctive relief, damages, enhanced damages, attorneys fees and interest on the basis that Radware infringed the ‘802 patent. The ‘802 patent is generally directed at the use of cookies to create persistent sessions between a client and a server. We filed an amended complaint on March 25, 2004, adding Radware, Ltd., as a defendant. Radware, Ltd. and Radware, Inc. denied infringement, and filed a counterclaim seeking a declaratory judgment that they did not infringe and that the ‘802 patent was invalid. This lawsuit was settled in September, 2004. Under the settlement agreement, Radware has taken a nonexclusive license to the ‘802 patent.

      On July 20, 2004, Radware, Inc. and Radware, Ltd. sued us in the United States District Court for the District of New Jersey, asserting that F5 Networks has infringed and is infringing upon Radware’s U.S. Patent No. 6,718,359 (“‘359 patent”), which issued on April 6, 2004. The Complaint alleges that F5 Networks has “made, used, sold and or offered for sale, and continues to make, use, sell and or offer for sale products, including the 3-DNS® product and BIG-IP®, that incorporate technology and processes that are or when in use are covered by one or more claims of the ‘359 patent.” The Complaint seeks injunctive relief prohibiting us and our agents from “making, using, selling, offering to sell and importing into the United States any project that infringes, or contributes to, or induces infringement of, the ‘359 patent,” as well as unspecified “damages, pre-and post-judgment interest, enhanced damages and attorney fees.” The ‘359 patent is entitled “Load Balancing,” and the Complaint alleges that the patent is “directed to methods and systems relating to network-proximity determinations and non-geographical load balancing.” The patent claims appear to be directed to the concurrent use of various metrics to measure the network proximity of various servers to a client and/or the use of a specific method of measuring the number of hops to a server. We have answered the complaint, denying that F5 or its products infringe the ‘359 patent, and have filed a counterclaim seeking a declaratory judgment that the patent is both invalid and not infringed by F5. No case schedule has been issued.

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

Item 4.	Submission of Matters to a Vote of Securities Holders

      No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices of Common Stock

      Our common stock is traded on the Nasdaq National Market under the symbol “FFIV.” The following table sets forth the high and low sales prices of our common stock as reported on the Nasdaq National Market.

	Fiscal Year 2004		Fiscal Year 2003

	High	Low	High	Low

First Quarter	$27.45	$19.25	$15.15	$6.40
Second Quarter	$39.21	$25.13	$15.50	$10.70
Third Quarter	$35.60	$21.85	$18.86	$12.15
Fourth Quarter	$31.28	$21.40	$21.85	$16.20

      The last reported sales price of our common stock on the Nasdaq National Market on December 2, 2004 was $46.95.

      As of December 2, 2004, there were 124 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Dividend Policy

      Our policy has been to retain cash to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.

Unregistered Securities Sold in 2004

      We did not sell any unregistered shares of our common stock during the fiscal year 2004.

Item 6.	Selected Financial Data

      The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of September 30, 2004 and 2003 and the consolidated statement of operations data for the years ended September 30, 2004, 2003 and 2002 are derived from our audited financial statements and related notes that are included elsewhere in this report. The consolidated balance sheet data as of September 30, 2002, 2001 and 2000 and the consolidated statement of operations for the year ended September 30, 2001 and 2000 are derived from our audited financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s

Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Years Ended September 30,

	2004	2003	2002	2001	2000

		(In thousands, except per share data)
Consolidated Statement of Operations Data
Net revenues
Products	$126,169	$84,197	$82,566	$78,628	$87,980
Services	45,021	31,698	25,700	28,739	20,665

Total	171,190	115,895	108,266	107,367	108,645

Cost of net revenues
Products	28,404	17,837	20,241	33,240	24,660
Services	10,975	9,068	10,238	12,265	7,911

Total	39,379	26,905	30,479	45,505	32,571

Gross profit	131,811	88,990	77,787	61,862	76,074

Operating expenses
Sales and marketing	65,378	53,458	50,581	50,767	36,890
Research and development	24,361	19,246	17,985	17,435	14,478
General and administrative	15,734	12,014	15,045	18,776	9,727
Restructuring charges	—	—	3,274	975	—
Amortization of unearned compensation	10	83	443	2,625	2,127

Total	105,483	84,801	87,328	90,578	63,222

Income (loss) from operations	26,328	4,189	(9,541)	(28,716)	12,852
Other income, net	2,731	751	1,420	2,021	2,903

Income (loss) before income taxes	29,059	4,940	(8,121)	(26,695)	15,755
Provision (benefit) for income taxes	(3,894)	853	489	4,095	2,105

Net income (loss)	$32,953	$4,087	$(8,610)	$(30,790)	$13,650

Net income (loss) per share — basic	$0.99	$0.15	$(0.34)	$(1.36)	$0.65

Weighted average shares — basic	33,221	26,453	25,323	22,644	21,137

Net income (loss) per share — diluted	$0.92	$0.14	$(0.34)	$(1.36)	$0.59

Weighted average shares — diluted	35,992	28,220	25,323	22,644	23,066

Consolidated Balance Sheet Data
Cash, cash equivalents, and short-term investments(1)	$140,501	$44,878	$80,333	$69,783	$53,199
Restricted cash(2)	6,243	6,000	6,000	6,000	6,000
Long-term investments(1)	81,792	34,132	1,346	—	—
Total assets	362,859	148,173	126,289	124,663	122,420
Long-term liabilities	4,642	1,735	1,315	1,167	238
Total shareholders’ equity	307,645	110,429	93,685	96,488	87,685

(1)	The combined overall increase in cash, cash equivalents, short-term and long-term investments in fiscal 2004 was primarily due to the net proceeds of $113.6 million received from the sale of our common stock in a public offering in November 2003.

(2)	Restricted cash represents escrow accounts established in connection with lease agreements for our corporate facilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

      We are a global provider of software and hardware products and services that help companies efficiently and securely manage their Internet traffic. Our products enhance the delivery, optimization and security of application traffic on Internet-based networks. We market and sell our products primarily through indirect sales channels in North America, Europe, Japan and the Asia Pacific region. Enterprise customers (Fortune 1000 or Business Week Global 1000 companies) in financial services, manufacturing, transportation and mobile telecommunications industries continue to make up the largest percentage of our customer base.

      Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Revenues. The majority of our revenues are derived from sales of our core products; BIG-IP Local Traffic Manager; BIG-IP Global Traffic Manager; BIG-IP ISP Traffic Manager; and FirePass SSL VPN servers. We also derive revenues from the sales of services including annual maintenance contracts, installation, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are key indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

•	Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, amortization of developed technology, personnel and overhead expenses. Our margins have remained relatively stable over the past two years, however factors such as sales price, product mix, inventory obsolescence, returns, component price increases, and warranty costs could significantly impact our gross margins from quarter to quarter and represent the significant indicators we monitor on a regular basis.

•	Operating expenses. Operating expenses are substantially driven by personnel and related overhead expenses. Existing headcount and future hiring plans are the predominant factors in analyzing and forecasting future operating expense trends. Other significant operating expenses that we monitor include marketing and promotions, travel, professional fees, computer costs related to the development of new products, facilities and depreciation expenses.

•	Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The significant increase in cash and investments was primarily due to the net proceeds of $113.6 million, from the sale of 5,175,000 shares of common stock in a public offering during the first quarter of fiscal 2004. Going forward, we believe the primary driver of our cash flows will be net income from operations. Capital expenditures during the fiscal year 2004 were comprised primarily of tenant improvements to our facilities, computer hardware and software for our information technology infrastructure and equipment related to new product introductions. During the fiscal year 2004, we acquired MagniFire for cash of $30.5 million of which we have paid $29.2 million as of September 30, 2004 with the remainder expected to be paid in the upcoming fiscal year. We will continue to evaluate possible acquisitions of or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•	Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health. Deferred revenues increased 47.1% to $28.1 million at the end of fiscal 2004, up from $19.1 million in the prior year. The increase was due to continued growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our day’s sales outstanding were 41 and 55 as of the fiscal years ended September 30, 2004 and 2003, respectively. The decrease was due to improved collections and changes in the linearity of invoicing during the respective period.

Results of Operations

      The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended September 30,

	2004	2003	2002

	(In thousands, except for percentages)
Net Revenues
Products	$126,169	$84,197	$82,566
Services	45,021	31,698	25,700

Total	$171,190	$115,895	$108,266

Percentage of net revenues
Products	73.7%	72.6%	76.3%
Services	26.3	27.4	23.7

Total	100.0%	100.0%	100.0%

      Net Revenues. Total net revenues increased 47.7% in fiscal year 2004 from fiscal year 2003, compared to an increase of 7.0% in fiscal year 2003 from fiscal year 2002. The improvement was due to increased demand for our application traffic management products and higher services revenues resulting from our increased installed base of products. During fiscal year 2004, each of our primary geographic regions reported higher revenues compared to the prior year period. International revenues represented 39.4%, 34.9% and 32.2% of net revenues in fiscal years 2004, 2003 and 2002, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.

      Net product revenues increased 49.8% in fiscal year 2004 and 2.0% in fiscal year 2003 as compared to the previous fiscal year, respectively. The increase in fiscal 2004 was primarily due to absolute growth in the volume of product sales of our BIG-IP product line as well as incremental revenues derived from sales of our recently introduced FirePass product line. Sales of our BIG-IP Local Traffic Manager products represented 73.1%, 82.8%, and 84.1% of total product revenues in fiscal years 2004, 2003 and 2002, respectively. The decrease as a percentage of total sales was due to an improvement in sales of our other products, such as our FirePass products which represented 9.6% of product revenues in fiscal year 2004. We reported no revenue from sales of TrafficShield, our application security product recently acquired as part of our purchase of MagniFire.

      Net service revenues increased 42.0% in fiscal year 2004 compared to a 23.3% increase for fiscal year 2003 from the prior year, respectively. The continued increases in services revenue were due to an increase in the renewal of service and support contracts by existing customers, as well as an increase in service and support contracts sold with sales of new products.

      Ingram Micro Inc., one of our domestic distributors, accounted for 19.1% and 12.6% of our total net revenues in fiscal years 2004 and 2003, respectively. Ingram Micro accounted for 26.9% and 17.8% of our accounts receivable as of September 30, 2004, and 2003, respectively. During fiscal year 2002, no individual customer or distributor represented more than 10% of our total net revenues or accounts receivable for fiscal year 2002.

	Years Ended September 30,

	2004	2003	2002

	(In thousands, except for percentages)
Gross margin
Cost of net revenues
Products	$28,404	$17,837	$20,241
Services	10,975	9,068	10,238

Total	39,379	26,905	30,479

Gross margin	$131,811	$88,990	$77,787

Gross margin (as a percentage of related net revenue)
Cost of net revenues
Products	22.5%	21.2%	24.5%
Services	24.4	28.6	39.8

Total	23.0	23.2	28.2

Gross margin	77.0%	76.8%	71.8%

      Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, and amortization expenses in connection with developed technology from recent acquisitions. Cost of net product revenues as a percentage of net product revenues increased to 22.5% in fiscal year 2004 as compared to 21.2% in fiscal year 2003. The increase was due to higher indirect product costs including amortization charges of our acquired technology and warranty costs associated with the growth in overall product installation base. The decrease in fiscal year 2003 was primarily the result of lower warranty, manufacturing and component costs as compared to fiscal year 2002.

      Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities, and depreciation expenses. Cost of net service revenues as a percentage of net service revenues decreased to 24.4% in fiscal year 2004 as compared to 28.6% and 39.8% in fiscal years 2003 and 2002, respectively. The continued decrease is the result of leveraging our existing services operating infrastructure to support the increased net service revenue. The increase in absolute dollars in fiscal year 2004 is primarily due to increased salary and benefits attributed to growth in headcount. Professional services headcount at the end of fiscal year 2004 increased to 124 from 84 at the end of fiscal year 2003. Going forward, we expect to increase our cost of service revenues to support our expanded product lines and growing customer base.

	Years Ended September 30,

	2004	2003	2002

	(In thousands, except for percentages)
Operating expenses
Sales and marketing	$65,378	$53,458	$50,581
Research and development	24,361	19,246	17,985
General and administrative	15,734	12,014	15,045
Restructuring charges	—	—	3,274
Amortization of unearned compensation	10	83	443

Total	$105,483	$84,801	$87,328

Operating expenses (as a percentage of net revenue)
Sales and marketing	38.2%	46.1%	46.7%
Research and development	14.2	16.6	16.6
General and administrative	9.2	10.4	13.9
Restructuring charges	—	—	3.0
Amortization of unearned compensation	0.1	0.1	0.5

Total	61.7%	73.2%	80.7%

      Sales and Marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities and depreciation expenses. The decrease in sales and marketing expenses as a percentage of total net revenues is the result of leveraging our existing sales and distribution infrastructure to support the increased net revenues. In absolute dollars, sales and marketing expenses increased 22.3% in fiscal year 2004 and 5.7% in fiscal year 2003 as compared to the previous fiscal year, respectively. The increase in fiscal year 2004 was primarily due to higher commission, salary, and employee benefit related expenses. The increase in commission expenses is consistent with the increased revenue for the corresponding period. The increased salary and benefits were the result of growth in our employee headcount in fiscal year 2004. Sales and marketing headcount at the end of fiscal 2004 increased to 229 from 211 at the end of fiscal 2003. The increase in fiscal year 2003, compared to fiscal year 2002, related primarily to increased payroll and related personnel costs, and to a lesser extent higher travel costs associated with increased travel activities. We will strive to further leverage our sales costs as a percentage of net revenues, but expect to continue to increase sales and marketing expenses in absolute dollars in order to grow revenues and increase our market share.

      Research and Development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses. In absolute dollars, research and development expenses increased 26.6% in fiscal year 2004 and 7.0% in fiscal year 2003 as compared to the previous fiscal year, respectively. The increases in fiscal years 2004 and 2003 were primarily due to higher salary and benefits costs attributed to an increase in headcount to 185 from 145 in fiscal year 2003 and 127 in fiscal 2002. The growth in employee headcount was primarily related to our acquisition of uRoam, Inc. in July of 2003 and the acquisition of MagniFire in May of 2004. We expect to continue to increase research and development expenses as our future success is dependent on the continued enhancement of our current products and our ability to develop new, technologically advanced products that meet the changing needs of our customers.

      General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities, and depreciation expenses. The decrease in general and administrative expenses as a percentage of total net revenues is the result of leveraging our existing corporate infrastructure to support the increased net revenues. In absolute dollars, general and administrative expenses increased 31.0% in fiscal year 2004 and decreased 20.1% in fiscal year 2003 as compared to the previous fiscal year, respectively. The increase in fiscal year 2004 is due to increased salary and benefit expenses, higher legal expenses related to a patent suit filed by us against a competitor that has since been settled, and increased professional services fees. General and administrative headcount at the end of fiscal 2004 increased to 75 from 67 at the end of fiscal 2003. The decrease in fiscal year 2003 is primarily due to lower bad debt charges and a decrease in professional services related to patent prosecution and other activities related to our intellectual property.

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

      Amortization of Unearned Compensation. We have recorded $8.3 million of stock compensation costs since our inception through September 30, 2004. These compensation costs represented the difference between the exercise price and the deemed fair value of certain stock options granted to our employees and outside directors. These stock options generally vested ratably over a four-year period. We amortized these compensation costs using an accelerated method as prescribed by FASB interpretation No. 28 (“FIN No. 28”). As of December 31, 2003, the balance of unearned compensation was fully amortized.

	Years Ended September 30,

	2004	2003	2002

	(In thousands, except for percentages)
Other Income and Income Taxes
Income (loss) from operations	$26,328	$4,189	$(9,541)
Other income, net	2,731	751	1,420

Income (loss) before income taxes	29,059	4,940	(8,121)
Provision (benefit) for income taxes	(3,894)	853	489

Net income (loss)	$32,953	$4,087	$(8,610)

Other Income and Income Taxes (as percentage of revenue)
Income (loss) from operations	15.4%	3.6%	(8.8)%
Other income, net	1.6	0.7	1.3
Income (loss) before income taxes	17.0	4.3	(7.5)
Provision (benefit) for income taxes	(2.3)	0.8	0.5

Net income (loss)	19.2%	3.5%	(8.0)%

      Other Income, Net. Other income, net, consists primarily of income, realized gains and losses of sales of investments, and foreign currency transaction gains and losses. Other income, net, increased 263.6% in fiscal year 2004 and decreased 47.1% in fiscal year 2003 as compared to the previous fiscal year, respectively. The increase in fiscal year 2004 was due to interest income earned on proceeds from our public offering completed in November of 2003. The decrease in fiscal year 2003 was due to realized losses on sales of investments, declining interest rates and interest income, and an increase in foreign currency transaction losses.

      Provision for Income Taxes. The primary difference between the statutory tax rate and the effective tax rate was due to previous unrecognized deferred tax assets. SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109, provides for the recognition of deferred tax assets if realization is more likely than not. Based on available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we had provided for a full valuation allowance against our deferred tax assets during fiscal years 2003 and 2002. Based upon our operating performance in fiscal year 2004 and expected future taxable income, we determined that our U.S. deferred tax assets were more likely than not to be realizable. Therefore, the valuation allowance was reversed and as a result we realized an income tax benefit of $7.3 million. The credit from the release of the valuation allowance was partially offset by actual U.S. and international tax expenses resulting in a net benefit for income taxes of $3.9 million in fiscal year

2004. The provision for income taxes in fiscal years 2003 and 2002 consisted primarily of taxes payable in foreign jurisdictions.

      We currently expect our effective tax rate for fiscal 2005 to be approximately 37%, however our effective tax rate may fluctuate based on a number of factors including variations in estimated taxable income in our geographic locations, changes in the valuation of our net deferred tax assets or changes in tax laws or interpretations thereof.

Liquidity and Capital Resources

      We have funded our operations with our cash balances, cash generated from operations and proceeds from public offerings.

	Years Ended September 30,

	2004	2003	2002

	(In thousands)
Liquidity and Capital Resources
Cash and cash equivalents and investments	$222,293	$79,010	$81,679
Cash provided by operating activities	40,590	14,610	9,505
Cash used in investing activities	(164,713)	(38,053)	(12,663)
Cash provided by financing activities	138,468	12,833	5,483

      Cash and cash equivalents, short-term investments and long-term investments totaled $222.3 million as of September 30, 2004 compared to $79.0 million as of September 30, 2003, representing an increase of $143.3 million. The increase was due to the net proceeds of $113.6 million from the sale of 5,175,000 shares of common stock in a public offering in November 2003. In addition, cash flow from operations and cash from employee stock option exercises contributed significantly to the overall increase since the beginning of our fiscal year. The overall increase in cash for the year was partially offset by net cash used for the acquisition of MagniFire of $29.2 million as of September 30, 2004.

      Cash provided by operating activities during fiscal year 2004 was $40.6 million compared to $14.6 million in fiscal year 2003 and cash provided in operating activities was $9.5 million in fiscal year 2002. Cash provided by operating activities in fiscal years 2004 and 2003 resulted primarily from cash generated from net income, after adjusting for non-cash charges, changes in operating assets and liabilities and an increase in advance payments from customers. Advanced payments from customers increased due to higher sales of service maintenance contracts, which are typically billed at the beginning of the contract term and recognized as revenue over the service period. In fiscal year 2002, cash provided by operating activities, after adjusting for non-cash charges, resulted primarily from changes in operating assets and liabilities, partially offset by net losses for the period.

      Cash used in investing activities was $164.7 million for the fiscal year 2004, $38.1 million for fiscal year 2003 and $12.7 million for fiscal year 2002. The cash used in fiscal year 2004 was due to the purchase of investments, primarily made possible by the proceeds of our public offering, and the purchase of property and equipment and the acquisition of MagniFire, partially offset by the sale of investments. The cash used in fiscal year 2003 was primarily the result of the cash used to acquire substantially all the assets of uRoam and the purchase of investments and property and equipment partially offset by the sale of investments. The cash used in the fiscal year 2002 was primarily due to the purchase of investments and property and equipment partially offset by the sale of investments.

      Cash provided by financing activities was $138.5 million for fiscal year 2004 compared to $12.8 million for fiscal year 2003 and $5.5 million for the fiscal year 2002. During the fiscal year 2004, our financing activities consisted of $113.6 million net proceeds received from a public stock offering as well as cash received from the exercise of employee stock options and purchases under our employee stock purchase plan. In fiscal years 2003 and 2002, our financing activities primarily related to cash received from the exercise of employee stock options and the purchase of common shares under our employee stock purchase plan.

      We expect that our existing cash and investment balances and cash from operations will be sufficient to meet our anticipated working capital and capital expenditures for the foreseeable future.

Obligations and Commitments

      The following table summarizes our contractual payment obligations and commitments as of September 30, 2004:

	Payment Obligations by Year

	2005	2006	2007	2008	2009	Thereafter	Total

	(In thousands)
Operating leases	$6,740	$6,908	$6,730	$6,225	$6,065	$16,892	$49,560
Purchase obligations	6,376	—	—	—	—	—	6,376

Total	$13,116	$6,908	$6,730	$6,225	$6,065	$16,892	$55,936

      We lease our facilities under operating leases that expire at various dates through 2012.

      Purchase obligations are comprised of purchase commitments with our contract manufacturers. The agreement with our primary contract manufacturer allows them to procure component inventory on our behalf based on our production forecast. We are obligated to purchase component inventory that the contract manufacturer procures in accordance with the forecast, unless cancellation is given within applicable lead times.

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

      We believe the following critical accounting policies affect the more significant estimates and judgments used in the preparation of our financial statements.

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

      We sell products through distributors, resellers, and directly to end users. We recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. In certain regions where we do not have the ability to reasonably estimate returns, revenue is recognized upon sale to the end user. In this situation, we receive a sales report from the channel partner to determine when the sales transaction to the end user has occurred. Payment terms to domestic customers are generally net 30 days. Payment terms to international customers range from net 30 to 90 days based on normal and customary trade practices in the individual markets. We have offered extended payment terms ranging from three to six months to certain customers, in which case, revenue is recognized when payments are made.

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

      Reserve for Doubtful Accounts. Estimates are used in determining our allowance for doubtful accounts and are based upon an assessment of selected accounts and as a percentage of our remaining accounts receivable by aging category. In determining these percentages, we evaluate historical write-offs, current trends in the credit quality of our customer base, as well as changes in the credit policies. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require any collateral. If there is deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our allowance for doubtful accounts may not be sufficient.

      Reserve for Product Returns. In some instances, product revenue from distributors is subject to agreements allowing rights of return. Product returns are estimated based on historical experience and are recorded at the time revenues are recognized. Accordingly, we reduce recognized revenue for estimated future returns at the time revenue is recorded. When rights of return are present and we cannot estimate returns, revenue is recognized when such rights lapse. The estimates for returns are adjusted periodically based upon changes in historical rates of returns, inventory in the distribution channel and other related factors. It is possible that these estimates will change in the future or that the actual amounts could vary from our estimates.

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

      Accounting for Income Taxes. We utilize the liability method of accounting for income taxes pursuant to SFAS 109. Accordingly, we are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

      SFAS 109 provides for the recognition of deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income in assessing the need for a valuation allowance to reduce deferred tax assets to their estimated realizable value. We determined that the valuation allowance relating to net operating loss carryovers in the United Kingdom was still necessary and maintained a valuation allowance of approximately $2.6 million as of September 30, 2004. However, during the fourth quarter of fiscal 2004, we reversed the valuation allowance on our U.S deferred tax assets and as a result realized a benefit of $7.3 million. This credit was partially offset by actual tax expenses of $3.4 million resulting in a net benefit for income taxes of $3.9 million for the fiscal year 2004. Factors such as our cumulative profitably in the U.S. and our projected future taxable income were the key criteria in deciding to release the valuation allowance. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.

Recent Accounting Pronouncements

      In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of FASB Staff Position (FSP) EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. We do not expect the adoption of EITF 03-1 to have a material effect on our results of operations or financial condition.

      On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment — An Amendment of FASB Statement No. 123 and 95.” The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. As proposed, the new rules would be applied on a modified prospective basis as defined in the Exposure Draft, and would be effective for public companies for periods beginning after June 15, 2005. The Company is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

      In September 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires that all issued securities that have embedded conversion features that are contingently exercisable upon the occurrence of a market-price condition should be in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met. EITF 04-8 will become effective in the period when the proposed amendment to SFAS No. 128, “Earnings per Share”, becomes effective. We currently have no contingently convertible debt and the adoption of EITF 04-8 is not expected to materially impact our diluted earnings per share.

Risk Factors

      In addition to the other information in this report, the following risk factors should be carefully considered in evaluating our company and its business.

Our success depends on sales and continued innovation of our BIG-IP product line

      For the fiscal year ended September 30, 2004, we derived 73.1% of our product revenues from sales of our BIG-IP Local Traffic Manager product line. We expect to derive a significant portion of our net revenues from sales of our BIG-IP products in the future. Implementation of our strategy depends upon BIG-IP being able to solve critical network availability and performance problems of our customers. If BIG-IP is unable to solve these problems for our customers, or if we are unable to sustain the high levels of innovation in BIG-IP’s product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.

Our success depends on our timely development of new products and features, market acceptance of new product offerings and proper management of the timing of the life cycle of our products

      We expect the secure application traffic management market to be characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Our continued success depends on our ability to identify and develop new products and new features for our existing products to meet the demands of these changes, and for those products and features to be accepted by our existing and target customers. If we are unable to identify, develop and deploy new products and new product features on a timely basis, our business and results of operations may be harmed.

      In September 2004, we announced the release of our next-generation BIG-IP product featuring the Traffic Management Operating System, or TM/ OS. This major new version of BIG-IP represents the culmination of over two years of research and development efforts and our continued success depends significantly on the acceptance of the new hardware and software platforms associated with this release by our existing and target customers.

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

We may not be able to compete effectively in the emerging secure application traffic management market

      The markets we serve are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors in the secure application traffic management market include Cisco Systems, Inc., Nortel Networks Corporation, Foundry Networks, Inc., NetScaler, Inc., Redline Networks, Inc., Radware Ltd. and Juniper Networks, Inc. We expect to continue to face additional competition as new participants enter the secure application traffic management market. In addition, larger companies with significant resources, brand recognition and sales channels may form alliances with or acquire competing traffic management or security solutions and emerge as significant competitors. Potential competitors may bundle their products or incorporate an Internet traffic management or security component into existing products in a manner that discourages users from purchasing our products.

Our quarterly and annual operating results are volatile and may cause our stock price to fluctuate

      Our quarterly and annual operating results have varied significantly in the past and will vary significantly in the future, which makes it difficult for us to predict our future operating results. In particular, we anticipate that the size of customer orders may increase as we continue to focus on larger business accounts. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. In the past, a majority of our sales have been realized near the end of a quarter. Accordingly, a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. Additionally, we have exposure to the credit risks of some of our customers and sub-tenants. Although we have programs in place that are designed to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks adequately. We monitor individual payment capability in granting credit arrangements, seek to limit the total credit to amounts we believe our customers can pay, and maintain reserves we believe are adequate to cover exposure for potential losses. If there is a deterioration of a sub-tenant’s or major customer’s creditworthiness or actual defaults are higher than expected, future resulting losses, if incurred, could harm our business and have a material adverse effect on our operating results.

      Further, our operating results may be below the expectations of securities analysts and investors in future quarters or years. Our failure to meet these expectations will likely harm the market price of our common stock.

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

It is difficult to predict our future operating results because we have an unpredictable sales cycle

      Our products have a lengthy sales cycle, which is difficult to predict. Historically, our sales cycle has ranged from approximately two to three months and has tended to lengthen as we have increasingly focused our sales efforts on the enterprise market. Also, as our distribution strategy has evolved into more of a channel model, utilizing value-added resellers, distributors and systems integrators, the level of variability in the length of sales cycle across transactions has increased and made it more difficult to predict the timing of many of our sales transactions. Sales of our BIG-IP, FirePass and TrafficShield products require us to educate potential customers in their use and benefits. Sales of our products are subject to delays from the lengthy internal budgeting, approval and competitive evaluation processes that large corporations and governmental entities may require. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to testing our products before they decide whether or not to purchase. Customers may also defer orders as a result of anticipated releases of new products or enhancements by our competitors or us. As a result, our products have an unpredictable sales cycle that contributes to the uncertainty of our future operating results.

Our business may be harmed if our contract manufacturer is not able to provide us with adequate supplies of our products or if this single source of hardware assembly is lost or impaired

      We rely on a third party contract manufacturers to assemble our products. We outsource the manufacturing of our hardware platforms to contract manufacturers who assemble these hardware platforms to our specifications. We have experienced minor delays in shipments from contract manufacturers in the past. However, if we experience major delays in the future or other problems, such as inferior quality and insufficient quantity of product, any one or a combination of these factors may harm our business and results of operations. The inability of our contract manufacturers to provide us with adequate supplies of our products or the loss of our contract manufacturer may cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and may harm our business and results of operations. In particular, because we subcontract substantially all of our manufacturing to a single contract manufacturer, with whom we do not have a long-term contract, any termination, loss or impairment in our arrangement with this single source of hardware assembly, or any impairment of their facilities or operations, would harm our business, financial condition and results of operation.

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

      Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In the ordinary course of our business, we are involved in disputes and licensing discussions with others regarding their claimed proprietary rights and cannot assure you that we will always successfully defend ourselves against such claims. If we are found to infringe the proprietary rights of others, or if we otherwise settle such claims, we could be compelled to pay damages or royalties and either obtain a license to those intellectual property rights or alter our products so that they no longer infringe upon such proprietary rights. Any license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. In addition, we have initiated, and may in the future initiate, claims or litigation against third parties for infringement of our proprietary rights, including infringement of a patent we hold on our “cookie persistence” technology, to determine the scope and validity of our proprietary rights or those of our competitors. Any of these claims, whether claims that we are infringing the proprietary rights of others, or vice versa, with or without merit, may be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to cease using infringing technology, develop non-infringing technology or enter into royalty or licensing agreements. Further, our license agreements typically require us to indemnify our customers and resellers for infringement actions related to our technology, which could cause us to become involved in infringement claims made against our customers or resellers. Any of the above-described circumstances relating to intellectual property rights disputes could result in our business and results of operations being harmed.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal control attestation and any inability to do so may negatively impact the report on our financial statements to be provided by our independent auditors

      We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Subsequently, our independent auditors, PricewaterhouseCoopers LLP, will be required to attest to whether our assessment of the effectiveness of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal controls over financial reporting as of September 30, 2005. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the auditors to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources.

      We expect to comply with the reporting disclosure requirements of Section 404 by our year ending September 30, 2005, including remediation of any deficiencies identified in our existing internal controls. However, if we are not able to remediate any identified deficiencies in a timely fashion or to otherwise comply with the Section 404 requirements for the year ending September 30, 2005, we will not be able to give assurance regarding the effectiveness of our internal controls and the attestation report on our evaluation of our internal controls provided by our independent auditors may be negatively affected.

We may not be able to sustain or develop new distribution relationships and a reduction or delay in sales to a significant distribution partner could hurt our business

      Our sales strategy requires that we establish and maintain multiple distribution channels in the United States and internationally through leading industry resellers, systems integrators, Internet service providers and other channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. If we are unable to establish and maintain our indirect sales channels, our business and results of operations will be harmed. In addition, one domestic distributor of our products accounted for 19.1% and 12.6% of our total net revenue for the fiscal years 2004 and 2003, respectively. A substantial reduction or delay in sales of our products to this or any other key distribution partner could harm our business, operating results and financial condition.

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

Our expansion into international markets may not succeed

      We intend to continue expanding into international markets. International sales represented 39.4% of our net revenues for the fiscal year ended September 30, 2004, 34.9% of our net revenues for the fiscal year ended September 30, 2003 and 32.2% of our net revenues for the fiscal year ended September 30, 2002. We have engaged sales personnel throughout Japan, Europe and the Asia Pacific region. Our continued growth will require further expansion of our international operations in the Japanese, European, Asia Pacific and other markets. If we are unable to expand our international operations successfully and in a timely manner, our business and results of operations may be harmed. Such expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally.

Our operating results are exposed to risks associated with international commerce

      As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to potential recessions in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political, or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements, and natural disasters. All of these factors could have a material adverse effect on our business. In particular, in fiscal year 2004, we derived 15.7% of our total revenue from the Japanese market. This revenue is dependent on a number of factors outside our control, including the viability and success of our resellers and the strength of the Japanese, which has been weak in recent years.

Acquisitions, including our recent acquisition of MagniFire, present many risks and we may not realize the financial and strategic goals that are contemplated at the time of the transaction

      With respect to our May 2004 acquisition of all of the capital stock of MagniFire, as well as any other future acquisitions we may undertake, we may find that the acquired assets do not further our business strategy as expected, or that we paid more than what the assets are later worth, or that economic conditions change, all of which may generate future impairment charges. There may be difficulty integrating the operations and personnel of the acquired business, and we may have difficulty retaining the key personnel of the acquired business. In the case of the acquisition of MagniFire, because it was based in Israel and because the employees we hired in connection with the acquisition were not relocated to Seattle, the above-mentioned integration and personnel retention issues represent a particular risk to us. We may have difficulty in incorporating the acquired technologies or products with our existing product lines. Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations. We may have difficulty maintaining uniform standards, controls, procedures and policies across locations. We may experience significant problems or liabilities associated with the product quality, technology and other matters.

      Our inability to successfully operate and integrate newly-acquired businesses appropriately, effectively and in a timely manner, or to retain key personnel of MagniFire or any other acquired business, could have a material adverse effect on our ability to take advantage of further growth in demand for integrated traffic management and security solutions and other advances in technology, as well as on our revenues, gross margins and expenses. In particular, in connection with our acquisition of MagniFire, we initiated a significant change in our organizational structure, forming a new security business unit headed by one of our most senior executives. The aim of this new division, which includes our FirePass and TrafficShield products, is to provide focus and expertise across research and development, marketing, sales and services to position our business for success and leadership in application security; however, we may find that this organizational realignment does not achieve our desired goals with respect to the application security market and that the shift in resources away from our core application traffic management market may result in a weakening of our competitive position in the latter market and ultimately have a material adverse effect on our overall business results.

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

We face litigation risks

      We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in the lawsuits pending against us and we are vigorously contesting these allegations. Responding to the allegations has been, and will likely continue to be, expensive and time-consuming for us. An unfavorable resolution of the lawsuits could adversely affect our business, results of operations, or financial condition.

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

      Interest Rate Risk. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio with the exception of U.S. treasury securities, commercial paper and money market funds, which are exempt from size limitation. The policy requires investments in securities that mature in three years or less, with the average maturity being no greater than one and a half years. These securities are subject to interest rate risk and will decrease in value if interest rates increase. A decrease of one percent in the average interest rate would have resulted in a decrease of approximately $1.8 million in our interest income.

	Maturing in

	Three Months	Three Months	Greater Than
	or Less	to One Year	One Year	Total	Fair Value

	(In thousands, except for percentages)
September 30, 2004
Included in cash and cash equivalents	$16,363	$—	$—	$16,363	$16,363
Weighted average interest rate	1.1%	—	—	—	—
Included in short-term investments	$64,410	$51,190	$—	$115,600	$115,600
Weighted average interest rates	1.3%	1.8%	—	—	—
Included in long-term investments	$—	$—	$81,792	$81,792	$81,792
Weighted average interest rates	—	—	2.0%	—	—
September 30, 2003
Included in cash and cash equivalents	$3,972	$—	$—	$3,972	$3,972
Weighted average interest rate	1.1%	—	—	—	—
Included in short-term investments	$29,409	$5,118	—	$34,527	$34,527
Weighted average interest rates	1.6%	2.1%	—	—	—
Included in long-term investments	$—	$—	$34,132	$34,132	$34,132
Weighted average interest rates	—	—	2.0%	—	—
September 30, 2002
Included in cash and cash equivalents	$3,582	$—	$—	$3,582	$3,582
Weighted average interest rate	1.9%	—	—	—	—
Included in short-term investments	$—	$41,591	$17,941	$59,532	$59,532
Weighted average interest rates	—	2.2%	3.3%	—	—

      Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 2004 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, as we continue to expand our operations internationally, transaction gains or losses may become significant in the future. We have not engaged in foreign currency hedging to date. However, we may do so in the future.

Item 8.	Financial Statements and Supplementary Data

F5 NETWORKS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of F5 Networks, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of F5 Networks, Inc. and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

December 3, 2004

F5 NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,

	2004	2003

	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$24,901	$10,351
Short-term investments	115,600	34,527
Accounts receivable, net of allowances of $3,161 and $3,049	22,665	19,325
Inventories	1,696	762
Deferred tax assets	4,494	—
Other current assets	5,776	4,779

Total current assets	175,132	69,744

Restricted cash	6,243	6,000
Property and equipment, net	11,954	10,079
Long-term investments	81,792	34,132
Deferred tax assets	29,392	—
Goodwill	50,067	24,188
Other assets, net	8,279	4,030

Total assets	$362,859	$148,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,840	$3,714
Accrued liabilities	17,668	13,148
Deferred revenue	28,064	19,147

Total current liabilities	50,572	36,009

Other long-term liabilities	2,136	1,584
Deferred tax liability	2,506	151

Total long-term liabilities	4,642	1,735

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 100,000 shares authorized, 34,772 and 27,403 shares issued and outstanding	306,655	141,709
Unearned compensation	—	(10)
Accumulated other comprehensive (loss) income	(498)	195
Retained earnings (deficit)	1,488	(31,465)

Total shareholders’ equity	307,645	110,429

Total liabilities and shareholders’ equity	$362,859	$148,173

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,

	2004	2003	2002

	(In thousands, except per share data)
Net revenues
Products	$126,169	$84,197	$82,566
Services	45,021	31,698	25,700

Total	171,190	115,895	108,266

Cost of net revenues
Products	28,404	17,837	20,241
Services	10,975	9,068	10,238

Total	39,379	26,905	30,479

Gross profit	131,811	88,990	77,787

Operating expenses
Sales and marketing	65,378	53,458	50,581
Research and development	24,361	19,246	17,985
General and administrative	15,734	12,014	15,045
Restructuring charges	—	—	3,274
Amortization of unearned compensation	10	83	443

Total	105,483	84,801	87,328

Income (loss) from operations	26,328	4,189	(9,541)
Other income, net	2,731	751	1,420

Income (loss) before income taxes	29,059	4,940	(8,121)
Provision (benefit) for income taxes	(3,894)	853	489

Net income (loss)	$32,953	$4,087	$(8,610)

Net income (loss) per share — basic	$0.99	$0.15	$(0.34)

Weighted average shares — basic	33,221	26,453	25,323

Net income (loss) per share — diluted	$0.92	$0.14	$(0.34)

Weighted average shares — diluted	35,992	28.220	25,323

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common Stock			Other	Retained	Total
			Unearned	Comprehensive	Earnings	Shareholders’
	Shares	Amount	Compensation	Income/(Loss)	(Deficit)	Equity

	(In thousands)
Balance, September 30, 2001	24,764	123,393	(536)	573	(26,942)	96,488
Exercise of employee stock options	765	3,752	—	—	—	3,752
Issuance of stock under employee stock purchase plan	201	1,731	—	—	—	1,731
Amortization of unearned compensation	—	—	443	—	—	443
Net loss	—	—	—	—	(8,610)	—
Foreign currency translation adjustment	—	—	—	(285)	—	—
Unrealized gain on securities	—	—	—	166	—	—
Comprehensive loss	—	—	—	—	—	(8,729)

Balance, September 30, 2002	25,730	128,876	(93)	454	(35,552)	93,685
Exercise of employee stock options	1,424	10,827	—	—	—	10,827
Issuance of stock under employee stock purchase plan	249	2,006	—	—	—	2,006
Amortization of unearned compensation	—	—	83	—	—	83
Net income	—	—	—	—	4,087	—
Foreign currency translation adjustment	—	—	—	(161)	—	—
Unrealized loss on securities	—	—	—	(98)	—	—
Comprehensive income	—	—	—	—	—	3,828

Balance, September 30, 2003	27,403	141,709	(10)	195	(31,465)	110,429
Exercise of employee stock options	2,032	22,349	—	—	—	22,349
Issuance of stock under employee stock purchase plan	162	2,579	—	—	—	2,579
Issuance of common stock in a public offering (net of issuance costs of $6,682)	5,175	113,636	—	—	—	113,636
Tax benefit from employee stock transactions	—	26,382	—	—	—	26,382
Amortization of unearned compensation	—	—	10	—	—	10
Net income	—	—	—	—	32,953	—
Foreign currency translation Adjustment	—	—	—	144	—	—
Unrealized loss on securities	—	—	—	(838)	—	—
Comprehensive income	—	—	—	—	—	32,260

Balance, September 30, 2004	34,772	$306,655	$—	$(498)	$1,488	$307,645

The accompanying notes are an integral part of these consolidated financial statements

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2004	2003	2002

Operating activities
Net income (loss)	$32,953	$4,087	$(8,610)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Restructuring charges	—	—	2,771
Provisions for asset write downs	—	—	1,090
Provision for inventory write downs	—	—	325
Realized loss (gain) on disposition of assets	21	(14)	1
Realized (gain) loss on sale of investments	(3)	232	74
Amortization of unearned compensation	10	83	443
Provision for doubtful accounts and sales returns	1,189	1,148	6,181
Depreciation and amortization	5,355	5,162	5,612
Deferred income taxes	(33,886)	—	—
Tax benefit from employee stock option plans	26,382	—	—
Changes in operating assets and liabilities, net of
Amounts acquired:
Accounts receivable	(4,152)	354	(4,595)
Inventories	(928)	(408)	1,899
Other current assets	(642)	(54)	1,091
Other assets	(630)	(512)	51
Accounts payable and accrued liabilities	6,163	(320)	154
Deferred revenue	8,758	4,852	3,018

Net cash provided by operating activities	40,590	14,610	9,505

Investing activities
Purchase of investments	(335,231)	(157,834)	(104,975)
Sale of investments	205,662	149,724	95,481
Investment in restricted cash	(168)	—	—
Proceeds from the sale of property and equipment	—	14	30
Acquisition of businesses, net of cash acquired	(29,201)	(27,373)	—
Purchases of property and equipment	(5,775)	(2,584)	(3,199)

Net cash used in investing activities	(164,713)	(38,053)	(12,663)

Financing activities
Proceeds from secondary offering, net of issuance costs	113,636	—	—
Proceeds from the exercise of stock options	24,832	12,833	5,483

Net cash provided by financing activities	138,468	12,833	5,483

Net increase (decrease) in cash and cash equivalents	14,345	(10,610)	2,325
Effect of exchange rate changes on cash and cash equivalents	205	160	155
Cash and cash equivalents, at beginning of year	10,351	20,801	18,321

Cash and cash equivalents, at end of year	$24,901	$10,351	$20,801

Supplemental Information
Cash paid for taxes	$706	$290	$903

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

The Company

      F5 Networks, Inc. (the Company) provides products and services to help companies efficiently and securely manage their Internet traffic. The Company’s products enhance the delivery, optimization and security of application traffic on Internet-based networks. Internet traffic passes through the Company’s products where it is inspected and modified to ensure that it is delivered securely and in a way that optimizes the performance of both the network and the applications. The Company also offers a broad range of services such as consulting, training, installation, maintenance, and other technical support services.

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

Cash and Cash Equivalents

      The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents. The Company invests its cash and cash equivalents in deposits with three major financial institutions, which, at times, exceed federally insured limits. The Company has not experienced any losses on its cash and cash equivalents.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentration of Credit Risk

      The Company extends credit to customers and is therefore subject to credit risk. The Company performs initial and ongoing credit evaluations of its customers’ financial condition and does not require collateral. An allowance for doubtful accounts, in an amount based on historical levels, is recorded to account for potential bad debts. Estimates are used in determining the allowance for doubtful accounts and are based upon an assessment of selected accounts and as a percentage of remaining accounts receivable by aging category. In determining these percentages, the Company evaluates historical write-offs, and current trends in customer credit quality, as well as changes in credit policies.

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

Inventories

      The Company outsources the manufacturing of its pre-configured hardware platforms to contract manufacturers, who assemble each product to the Company’s specifications. As protection against component shortages and to provide replacement parts for its service teams, the Company also stocks limited supplies of certain key product components. Inventories consist of hardware and related component parts and are recorded at the lower of cost or market (as determined by the first-in, first-out method).

      Inventories consist of the following (in thousands):

	Years Ended
	September 30,

	2004	2003

Finished goods	$1,452	$408
Raw materials	244	354

	$1,696	$762

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

      Restricted cash represents escrow accounts established in connection with lease agreements for the Company’s corporate headquarters and, to a lesser extent, our international facilities. Under the terms of the lease for our corporate headquarters, the amount required to be held in escrow will be reduced and eventually eliminated at various dates throughout the duration of the lease term as set forth in the lease agreement.

Property and Equipment

      Property and equipment is stated at cost. Depreciation of property and equipment and amortization of capital leases are provided using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvements. The cost of normal maintenance and repairs is charged to expense as incurred and expenditures for major improvements are capitalized at cost. Gains or losses on the disposition of assets are reflected in the results of operations at the time of disposal.

      Property and equipment consist of the following (in thousands):

	Years Ended
	September 30,

	2004	2003

Computer equipment	$18,499	$14,248
Office furniture and equipment	5,895	5,170
Leasehold improvements	8,272	7,364

	32,666	26,782
Accumulated depreciation and amortization	(20,712)	(16,703)

	$11,954	$10,079

      Depreciation and amortization expense totaled approximately $4.0 million, $4.7 million, and $5.4 million for the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

Goodwill

      Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company has adopted the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in fiscal year 2003 and goodwill of $25.9 million was recorded in connection with the acquisition of MagniFire in fiscal year 2004. The Company completed its annual impairment test and concluded that there was no impairment of goodwill in fiscal year 2004.

Other Assets

      Other assets primarily consist of software development costs and acquired technology.

      Software development costs are charged to research and development expense until technological feasibility is established. We account for internally-generated software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realizable value of each product. The establishment of technological feasibility and the on-going assessment of recoverability of costs require considerable judgment by the Company with respect to certain internal and external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in hardware and software technology. During the years ended September 30, 2004 and 2003, the Company capitalized $424,000 and $474,000 of software development costs, respectively. Related amortization costs of $328,000 and $298,000 were recorded during the fiscal years 2004 and 2003, respectively.

      Acquired technology is recorded at cost and amortized over its estimated useful life of five years. Acquired technology of $5.0 million in fiscal year 2004 and $3.0 million in fiscal year 2003 was recorded in connection with the acquisitions of MagniFire and uRoam, respectively. Related amortization expense totaled $933,000 and $100,000 during the fiscal years 2004 and 2003, respectively.

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

      The Company sells products through distributors, resellers, and directly to end users. The Company recognizes product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. In certain regions where the Company does not have the ability to reasonably estimate returns, revenue is recognized upon sale to the end user. In this situation, the Company receives a sales report from the channel partner to determine when the sales transaction to the end user has occurred. Payment terms to domestic customers are generally net 30 days. Payment terms to international customers range from net 30 to 90 days based on normal and customary trade practices in the individual markets. The Company has offered extended payment terms ranging from three to six months to certain customers, in which case, revenue is recognized when payments are made.

      Whenever a software license, hardware, installation and post-contract customer support, or PCS, elements are combined into a package with a single “bundled” price, a portion of the sales price is allocated to each element of the bundled package based on their respective fair values as determined when the individual elements are sold separately. Revenues from the license of software are recognized when the software has been shipped and the customer is obligated to pay for the software. When rights of return are present and we cannot estimate returns, the Company recognizes revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes rights to upgrades, when and if available, a limited period of telephone support, updates, and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling

      Shipping and handling fees charged to our customers are recognized as revenue in the period shipped; however, the related costs for providing these services are recorded as a cost of sale.

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

      The Company generally offers warranties of 90 days for hardware and one year for software, with the option of purchasing additional warranty coverage in increments of one year. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. During the years ended September 30, 2004, 2003 and 2002 warranty expense was $0.9 million, $0.3 million and $1.6 million, respectively.

      The following table summarizes the activity related to product warranties (in thousands):

	Years Ended September 30

	2004	2003	2002

Balance, beginning of fiscal year	$827	$650	$200
Provision for warranties issued	923	291	1,600
Payments	(688)	(114)	(1,150)

Balance, end of fiscal year	$1,062	$827	$650

Research and Development

      Research and development expenses consist of salaries and related benefits of product development personnel and an allocation of facilities and depreciation expense. Research and development expenses are reflected in the statement of operations as incurred.

Advertising

      Advertising costs are expensed as incurred. The Company incurred $1.7 million, $1.0 million and $1.5 million in advertising costs during the fiscal years 2004, 2003 and 2002, respectively.

Income Taxes

      The Company utilizes the liability method of accounting for income taxes as set forth by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS 109. Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred tax assets is based on historical tax

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

positions and expectations about future taxable income. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

Foreign Currency

      The financial statements of all majority-owned subsidiaries and related entities, with a functional currency other than the U.S. dollar, have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation.” The functional currency for the company’s foreign subsidiaries is the local currency in which the respective entity is located, with the exception of F5 Networks, Ltd., in the United Kingdom that uses the U.S. dollar as its functional currency. An entity’s functional currency is determined by the currency of the economic environment in which the majority of cash is generated and expended by the entity. All assets and liabilities of the respective entities are translated at year-end exchange rates and all revenues and expenses are translated at the average exchange rate for the period presented. Translation adjustments are reported as a separate component of accumulated other comprehensible income (loss).

      Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period of exchange. Net transaction losses of $466,000 and $544,000 were charged to operations for the fiscal year ended September 30, 2004 and 2003, respectively. A net transaction gain of $15,000 was realized for the fiscal year ended September 30, 2002.

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

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The pro forma effect on the Company’s net income (loss) and net income (loss) per share of applying SFAS No. 123, utilizing the assumptions described in note 7 “Shareholders’ Equity,” would have been as follows (in thousands, except per share data):

	Years Ended September 30,

	2004	2003	2002

Net income (loss), as reported	$32,953	$4,087	$(8,610)
Add: Stock-based employee compensation expense under APB No. 25 included in reported net income (loss)	10	83	443
Deduct: Total stock-based employee compensation expense determined under the fair value methods	(18,913)	(23,371)	(9,276)

Pro forma net income (loss)	$14,050	$(19,201)	$(17,443)

Net income (loss) per share:
As reported — basic	$0.99	$0.15	$(0.34)
Pro forma — basic	$0.42	$(0.73)	$(0.69)
As reported — diluted	$0.92	$0.14	$(0.34)
Pro forma — diluted	$0.39	$(0.73)	$(0.69)

Earnings Per Share

      Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

      The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Years Ended September 30,

	2004	2003	2002

Numerator
Net income (loss)	$32,953	$4,087	$(8,610)
Denominator
Weighted average shares outstanding — basic	33,221	26,453	25,323
Dilutive effect of common shares from stock options	2,771	1,767	—

Weighted average shares outstanding — diluted	35,992	28,220	25,323

Basic net income (loss) per share	$0.99	$0.15	$(0.34)

Diluted net income (loss) per share	$0.92	$0.14	$(0.34)

      Approximately 1.4 and 2.6 million of common shares potentially issuable from stock options for the years ended September 30, 2004 and 2003 are excluded from the calculation of diluted earnings per share because the effect was antidilutive. For fiscal year 2002, in which the Company incurred a net loss, all common stock equivalent shares are excluded from the calculation as their impact would have been antidilutive.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of FASB Staff Position (FSP) EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The Company does not expect the adoption of EITF 03-1 to have a material effect on the Company’s results of operations or financial condition.

      On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment — An Amendment of FASB Statement No. 123 and 95.” The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. As proposed, the new rules would be applied on a modified prospective basis as defined in the Exposure Draft, and would be effective for public companies for periods beginning after June 15, 2005. The Company is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

      In September 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires that all issued securities that have embedded conversion features that are contingently exercisable upon the occurrence of a market-price condition should be in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met. EITF 04-8 will become effective in the period when the proposed amendment to SFAS No. 128, “Earnings per Share”, becomes effective. The Company currently has no contingently convertible debt and the adoption of EITF 04-8 is not expected to materially impact diluted earnings per share.

2.	Short-Term and Long-Term Investments

      Short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2004
Corporate bonds and notes	$37,060	$2	$(140)	$36,922
Municipal bonds and notes	59,750	—	(15)	59,735
US Government securities	19,054	—	(111)	18,943

	$115,864	$2	$(266)	$115,600

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2003
Corporate bonds and notes	$7,114	$14	$(1)	$7,127
Municipal bonds and notes	27,399	1	—	27,400

	$34,513	$15	$(1)	$34,527

      Long-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2004
Corporate bonds and notes	$45,286	$31	$(328)	$44,989
Municipal bonds and notes	—	—	—	—
US Government securities	37,007	3	(207)	36,803

	$82,293	$34	$(535)	$81,792

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2003
Corporate bonds and notes	$13,575	$60	$(17)	$13,618
Municipal bonds and notes	2,000	—	(15)	1,985
US Government securities	18,500	34	(5)	18,529

	$34,075	$94	$(37)	$34,132

      The amortized cost and fair value of fixed maturities at September 30, 2004, by contractual years-to-maturity, are presented below (in thousands):

	Amortized
	Cost	Fair Value

One year or less	$115,864	$115,600
Over one year through five years	82,293	81,792

	$198,157	$197,392

      The Company has concluded that unrealized losses are temporary due to the ability of the company to realize the full value of its investments at maturity.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The aggregate estimated fair value of investments with unrealized losses was as follows (in thousands):

Fair Value

September 30, 2004
Corporate bonds and notes	$64,152
Municipal bonds and notes	1,985
US Government securities	52,737

$118,874

Fair Value

September 30, 2003
Corporate bonds and notes	$5,210
Municipal bonds and notes	1,985
US Government securities	4,995

$12,190

3.	Business Combinations

      The Company’s acquisitions are accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions provided by management, and other information compiled by management, including independent valuations, prepared by valuation specialists that utilize established valuation techniques appropriate for the technology industry. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets,” goodwill is not amortized but instead is tested for impairment at least annually.

Acquisition of MagniFire Websystems, Inc.

      On May 31, 2004, the Company completed its acquisition of MagniFire Websystems, Inc. a provider of web application firewall products. As a result of the merger, the Company acquired all the assets of MagniFire, including MagniFire’s web application firewall product line (TrafficShield), all property, equipment and other assets that MagniFire used in its business and assumed certain of the liabilities of MagniFire. The purchase price was $30.5 million including $1.5 million of transactions costs. The results of operations of MagniFire have been included in the Company’s consolidated financial statements from June 1, 2004 to September 30, 2004.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price allocation is as follows (in thousands):

Assets acquired
Cash	$895
Accounts receivable, net	152
Restricted cash	76
Other assets	235
Property and equipment	81
Developed technology	5,000
Goodwill	25,878

Total assets acquired	$32,317

Liabilities assumed
Accrued liabilities	$(723)
Deferred tax liability	(1,069)
Deferred revenue	(25)

Total liabilities assumed	(1,817)

Net assets acquired	$30,500

      Of the total estimated purchase price, $5.0 million was allocated to developed technology. To determine the value of the developed technology, a combination of cost and market approaches were used. The cost approach required an estimation of the costs required to reproduce the acquired technology. The market approach measures the fair value of the technology through an analysis of recent comparable transactions. The $5.0 million allocated to developed technology is being amortized on a straight-line basis over an estimated useful life of five years.

      At the time of the acquisition, the estimated purchase price was allocated to goodwill in the amount of $24.8 million, including the Company’s full valuation allowance on deferred taxes. During the fourth quarter of fiscal year 2004, the Company reversed the valuation allowance and therefore increased the amount allocated to goodwill by an additional $1.1 million due to the deferred tax liability that was assumed as a result of the acquisition.

Acquisition of uRoam, Inc.

      On July 23, 2003, the Company acquired substantially all of the assets of uRoam, Inc. (uRoam), including uRoam’s FirePass product line, and assumed certain liabilities for cash of $25.0 million. The Company also incurred $2.4 million of direct transaction costs for a total purchase price of $27.4 million. uRoam’s FirePass server is a comprehensive remote access product that enables users to access applications in a secure fashion using industry standard Secured Socket Layer technology. The acquired technology is currently being amortized over its estimated useful life of five years using the straight-line method. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $24.2 million was recorded as goodwill. The results of operations of uRoam have been included in the Company’s consolidated financial statements from the date of acquisition.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price allocation is as follows (in thousands):

Assets acquired
Accounts receivable, net	$335
Property and equipment	4
Developed technology	3,000
Goodwill	24,188

Total assets acquired	$27,527

Liabilities assumed
Accrued liabilities	$(29)
Deferred revenue	(125)

Total liabilities assumed	(154)

Net assets acquired	$27,373

Pro Forma Results

      The unaudited pro forma condensed combined consolidated summary financial information below, presents the combined results of operations as if the acquisitions had occurred on October 1, 2002. For pro forma reporting purposes, the fiscal year 2004 presentation includes the results of operations of MagniFire from October 1, 2003 through May 31, 2004, the date of acquisition. The fiscal year 2003 presentation includes the results of operations of uRoam from October 1, 2002 through July 23, 2003 and the results of MagniFire for the entire year.

      Unaudited pro forma financial information is as follows (in thousands, except per share data):

	Years Ended
	September 30,

	2004	2003

Net revenues — pro forma	$171,309	$116,944
Net income (loss) — pro forma	$28,700	$(7,307)
Net income (loss) per share — basic — pro forma	$0.86	$(0.28)
Net income (loss) per share — diluted — pro forma	$0.80	$(0.28)

      Net pro forma adjustments (unaudited) of $1.5 million and $2.2 million for the fiscal years 2004 and 2003, respectively, have been made to the combined results of operations reflecting the amortization of the developed technology acquired and the net change in interest income (expense) had the respective acquisition taken place at the beginning of the period. The unaudited pro forma financial information does not reflect integration costs, or cost savings or other synergies anticipated as a result of the acquisition. This information is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated on the date indicated nor is it necessarily indicative of future operating results of the combined enterprise.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Other Assets

      Other assets consist of the following (in thousands):

	Years Ended
	September 30,

	2004	2003

Software development costs	$793	$697
Acquired technology	6,967	2,900
Deposits and other	519	433

	$8,279	$4,030

      Amortization expense related to other assets was approximately $1.3 million, $0.4 million, and $0.2 million for the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

      Estimated amortization expense for software development costs and acquired technology for the five succeeding fiscal years is as follows (in thousands):

2005	$1,872
2006	1,872
2007	1,849
2008	1,500
2009	667

$7,760

5.	Accrued Liabilities

      Accrued liabilities consist of the following (in thousands):

	Years Ended
	September 30,

	2004	2003

Payroll and benefits	$9,007	$7,578
Sales and marketing	1,997	1,332
Restructuring	625	844
Warranty	1,062	827
Income taxes	2,520	1,062
Other	2,457	1,505

	$17,668	$13,148

      During the fiscal year 2002, the Company executed on a restructuring plan that included the discontinuation of its cache appliance business. As a result of discontinuing this line of business and other changes in the overall business, the Company incurred restructuring charges of $3.3 million in the fiscal year 2002. The restructuring charges included employee termination benefits, impaired assets, consolidation of excess facilities, and other obligations for which the Company no longer derives an economic benefit. There were no restructuring charges recorded in the fiscal years 2004 and 2003. As of September 30, 2004, total cash payments and write-offs of approximately $2.7 million had been recorded.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The activity of the remaining restructuring liability included as a component of accrued liabilities on the balance sheet as of September 30, 2004 and 2003 is presented below (in thousands):

	Balance at	Additional	Cash Payments	Balance at
	September 30, 2003	Charges	and Write-offs	September 30, 2004

Excess facilities	$782	$—	$(157)	$625
Other	62	—	(62)	—

	$844	$—	$(219)	$625

	Balance at	Additional	Cash Payments	Balance at
	September 30, 2002	Charges	and Write-offs	September 30, 2003

Excess facilities	$1,000	$—	$(218)	$782
Other	76	—	(14)	62

	$1,076	$—	$(232)	$844

      The excess facilities charge was the result of the Company’s decision to exit its support facility in Washington D.C. and was estimated based on current comparable rates for leases in the respective market. In April 2003, the excess facilities were subleased at the then current market value. The difference between the lease payments and sublease income has historically been applied against the restructuring liability. The excess facilities liability is scheduled to be paid over the remaining term of the lease ending in April 2007. During the three months ended December 31, 2003, timely receipts of sublease income were not received and the collectibility of sublease income was in question. Because of this uncertainty, neither the rent payment nor receipt of sublease income was applied against the restructuring liability during the December quarter. However, during the remainder of fiscal 2004 we received payments of sublease income and have therefore applied the rent payment and the sublease income against the restructuring liability. In the event we are unable to collect sublease income throughout the duration of the lease term, the actual loss may be increased from the original estimate.

6.	Income Taxes

      The United States and international components of income (loss) before income taxes are as follows (in thousands):

	Years Ended September 30,

	2004	2003	2002

United States	$27,715	$3,524	$(7,413)
International	1,344	1,416	(708)

	$29,059	$4,940	$(8,121)

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes consists of the following (in thousands):

	Years Ended
	September 30,

	2004	2003

Current
U.S. federal	$—	$—
State	122	45
Foreign	923	657

Total	1,045	702
Deferred
U.S. federal	(4,591)	141
State	(348)	10
Foreign	—	—

Total	(4,939)	151

	$(3,894)	$853

      The effective tax rate differs from the U.S. federal statutory rate as follows (in thousands):

	Years Ended September 30,

	2004	2003	2002

Income tax provision at statutory rate	$10,219	$1,729	$(2,843)
State taxes, net of federal benefit	706	36	(269)
Impact of international operations	357	91	259
Research and development and other credits	(1,397)	(1,017)	(1,099)
Other	(1,638)	(60)	80
Change in valuation allowance	(28,062)	4,382	5,400
Impact of stock option compensation on valuation allowance	15,921	(4,308)	(1,039)

	$(3,894)	$853	$489

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	Years Ended September 30,

	2004	2003	2002

Deferred tax assets
Net operating loss carry-forwards	$26,427	$22,318	$17,478
Allowance for doubtful accounts	810	844	1,961
Accrued compensation and benefits	690	591	471
Inventories and related reserves	210	198	487
Other accruals and reserves	2,008	1,773	1,630
Depreciation	838	831	1,011
Tax credit carry-forwards	5,552	4,156	3,291

	36,535	30,711	26,329
Valuation allowance	(2,649)	(30,711)	(26,329)
Deferred tax liabilities
Purchased intangibles and other	(2,506)	(151)	—

Net deferred tax assets (liabilities)	$31,380	$(151)	$—

      The Company had provided for a full valuation allowance against the deferred tax assets during fiscal years 2003 and 2002. The Company determined that the valuation allowance primarily relating to net operating loss carryovers in the United Kingdom was still necessary and maintained a valuation allowance of approximately $2.6 million as of September 30, 2004. However, based on an evaluation of current operating results and expected future taxable income the Company determined that the U.S. deferred tax assets were more likely than not to be realizable and reversed the related valuation allowance during the fourth quarter of fiscal 2004.

      At September 30, 2004, the Company had approximately $63.1 million of U.S. net operating loss carry-forwards resulting from tax benefits associated with employee stock option plans, a portion of which begins to expire in 2011. When an employee exercises a stock option issued under a nonqualified plan, or has a disqualifying disposition related to a qualified plan, the Company receives an income tax benefit for the difference between the fair market value of the stock issued at the time of the exercise and the employee’s option price, tax effected. In connection with the release of the valuation allowance in fiscal year 2004, the Company recognized cumulative tax benefits related to the exercise of employee stock options in the amount of $26.4 million. These benefits are recorded as an increase to stockholders’ equity. During the fiscal years 2003 and 2002, no adjustments were made to stockholders’ equity relating to tax benefits from employee stock transactions due to the full valuation allowance on deferred tax assets.

      The Company’s deferred tax assets also include net operating loss carry-forwards of approximately $9.2 million related to operations in the United Kingdom that carry-forward indefinitely. The Company also has Research and Experimentation Credit carry-forwards which will begin to expire in fiscal year 2011.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Shareholders’ Equity

Common Stock

      In November 2003, the Company sold 5,175,000 shares, including 675,000 shares sold upon the exercise of the underwriters’ over-allotment option, of its common stock in a public offering at a price of $23.25 per share. The proceeds to the Company were $113.6 million, net of offering costs of $6.7 million.

Stock Option Plans

      The Company has adopted a number of stock-based compensation plans as discussed below. Options granted to employees typically vest over a period of two to four years. Options granted to directors typically vest over three years. All options expire 10 years after the grant date.

      The Amended and Restated 1996 Stock Option Plan, or the 1996 Employee Plan, provides for discretionary grants of non-qualified and incentive stock options for employees and other service providers. A total of 2,600,000 shares of common stock have been reserved for issuance under the 1996 Employee Plan. As of September 30, 2004, there were options to purchase 281,188 shares outstanding and no shares available for awards under the 1996 Employee Plan.

      The Amended and Restated Directors’ Nonqualified Stock Option Plan, or the Directors’ Plan, provides for automatic grants of non-qualified stock options to eligible non-employee directors. A total of 100,000 shares of common stock were reserved for issuance under the Directors’ Plan. All outstanding, unvested options under the Directors’ Plan vest in full upon a change in control of the Company. This plan was terminated in January 2003 providing that the current outstanding options did not terminate. As of September 30, 2004 there were options to purchase 5,000 shares outstanding and no shares available for awards under the Directors’ plan.

      In November 1998, the Company adopted the 1998 Equity Incentive Plan, or the 1998 Plan, which provides for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses for employees and other service providers. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 1998 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. As of September 30, 2004, there were options to purchase 3,358,025 shares outstanding and 80,827 shares available for awards under the 1998 Plan.

      In July 2000, the Company adopted the 2000 Employee Equity Incentive Plan, or the 2000 Plan, which provides for discretionary grants of non-qualified stock options, stock purchase awards and stock bonuses for non-executive employees and other service providers. A total of 3,500,000 shares of common stock have been reserved for issuance under the 2000 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 2000 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. As of September 30, 2004, there were options to purchase 2,291,263 shares outstanding and 40,693 shares available for awards under the 2000 Plan.

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

      In October 2000, the Company adopted a non-qualified stock option plan in connection with the hiring of Jeff Pancottine, the Company’s Senior Vice President of Marketing and Business Development. This plan provides for a grant of 200,000 non-qualified stock options for Mr. Pancottine. All options under

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this plan expire 10 years from the grant date. As of September 30, 2004, there were options to purchase 200,000 shares outstanding and no shares available for awards under the plan.

      In May 2001, the Company adopted a non-qualified stock option plan in connection with the hiring of Steve Coburn, the Company’s Senior Vice President of Finance and Chief Financial Officer. This plan provides for a grant of 200,000 non-qualified stock options for Mr. Coburn. As of September 30, 2004, there were options to purchase 150,000 shares outstanding and no shares available for awards under the plan.

      In July 2003, the Company adopted the uRoam Acquisition Equity Incentive Plan, or the uRoam Plan, in connection with the hiring of the former employees of uRoam. A total of 250,000 shares of common stock have been reserved for issuance under the uRoam Plan. The plan provides for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses. The Company has not granted any stock purchase awards or stock bonuses under this plan. As of September 30, 2004 there were options to purchase 133,084 shares outstanding and no shares available for awards under the uRoam Plan.

      In October 2003, the company adopted a non-qualified stock option plan in connection with the hiring of Thomas Hull, the Company’s Senior Vice President of Worldwide Sales. This plan provides for a grant of 225,000 non-qualified stock options for Mr. Hull. All options under this plan expire 10 years from the grant date. As of September 30, 2004, there were options to purchase 225,000 shares outstanding and no shares available for awards under the plan.

      In July 2004, the Company adopted the MagniFire Acquisition Equity Incentive Plan, or the MagniFire Plan, in connection with the hiring of the former employees of MagniFire. A total of 415,000 shares of common stock have been reserved for issuance under the MagniFire Plan. The plan provides for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses. The Company has not granted any stock purchase awards or stock bonuses under this plan. As of September 30, 2004 there were options to purchase 410,000 shares outstanding and no shares available for awards under the Magnifire Plan.

      In August 2004, the company adopted a non-qualified stock option plan in connection with the hiring of Karl Triebes, the Company’s Senior Vice President of Product Development and Chief Technology Officer. This plan provides for a grant of 300,000 non-qualified stock options for Mr. Triebes. All options under this plan expire 10 years from the grant date. As of September 30, 2004, there were options to purchase 300,000 shares outstanding and no shares available for awards under the plan.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of stock option activity under all of the Company’s plans is as follows:

		Options Outstanding

			Weighted
	Shares		Average
	Available for	Number of	Exercise Price
	Grant	Shares	Per Share

Balance, October 1, 2001	308,733	7,910,883	$27.02
Options granted	(2,233,850)	2,233,850	12.52
Options exercised	—	(764,504)	4.91
Options canceled	2,139,379	(2,139,379)	52.67
Additional shares reserved	1,500,000	—	—

Balance, September 30, 2002	1,714,262	7,240,850	17.30
Options granted	(2,195,300)	2,195,300	15.24
Options exercised	—	(1,423,550)	7.60
Options canceled	504,771	(504,771)	25.65
Additional shares reserved (terminated), net	1,155,000	—	—

Balance, September 30, 2003	1,178,733	7,507,829	17.92
Options granted	(2,230,515)	2,230,515	24.79
Options exercised	—	(2,031,552)	11.00
Options canceled	353,232	(353,232)	26.07
Additional shares reserved (terminated), net	820,070	—	—

Balance at September 30, 2004	121,520	7,353,560	$21.52

      The weighted-average fair values and weighted-average exercise prices per share at the date of grant for options granted were as follows:

	Years Ended September 30,

	2004	2003	2002

Weighted-average fair value of options granted with exercise prices equal to the market value of the stock at the date of grant	$8.32	$7.46	$10.06
Weighted-average exercise price of options granted with exercise prices equal to the market value of the stock at the date of grant	$24.79	$15.24	$12.52

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted
		Remaining	Average		Weighted
		Contractual	Exercise		Average
	Number of	Life	Price	Number of	Price
Range of Exercise Prices	Shares	(In Years)	Per Share	Shares	Per Share

$ 0.05 — $ 9.50	962,255	5.90	$7.02	920,686	$7.01
$ 9.53 — $ 14.64	2,264,252	7.99	$12.98	1,719,540	$12.63
$15.00 — $ 22.17	1,051,657	8.77	$19.56	277,943	$17.91
$22.43 — $ 34.51	2,415,645	8.57	$26.82	723,199	$30.56
$34.90 — $120.88	659,751	5.73	$55.66	643,919	$56.13

$ 0.05 — $120.88	7,353,560	7.81	$21.52	4,285,287	$21.33

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pro forma information regarding net income (loss) is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method. The fair value of each option is estimated at the date of grant using the following weighted-average assumptions:

	Stock Option Plan			Employee Stock Purchase Plan
	Years Ended September 30,			Years Ended September 30,

	2004	2003	2002	2004	2003	2002

Risk-free interest rate	3.19%	2.33%	4.12%	1.14%	1.23%	2.57%
Expected dividend	—	—	—	—	—	—
Expected lives	2.2 years	4.0 years	4.3 years	0.5 years	0.5 years	0.5 years
Expected volatility	59.05%	49.95%	99.41%	50.18%	72.93%	99.41%

1999 Employee Stock Purchase Plan

      In May 1999, the board of directors approved the adoption of the 1999 Employee Stock Purchase Plan (the Employee Stock Purchase Plan). A total of 2,000,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The Employee Stock Purchase Plan has been implemented in a series of offering periods, each 6 months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. As of September 30, 2004 there were 1,148,872 shares available for awards under the Employee Stock Purchase Plan.

8.	Commitments and Contingencies

Operating Leases

      In April 2000, the Company amended and restated the lease agreement for its corporate headquarters in Seattle, Washington. The lease expires in 2012 with an option for renewal. The lease commenced in July 2000 on the first building; and the lease on the second building commenced in September 2000. The second building has been fully subleased until 2012. The Company also leases office space for product development personnel in Spokane, Washington, San Jose, California, Russia and Israel, and for sales and support personnel in Australia, Canada, China, France, Germany, Hong Kong, Japan, Malaysia, Singapore, South Korea, Taiwan, Thailand and the United Kingdom. The lease for our Washington, D.C. office has been primarily subleased through 2007.

      Future minimum operating lease payments, net of sublease income, are as follows (in thousands):

	Gross		Net
	Lease	Sublease	Lease
	Payments	Income	Payments

2005	$6,740	$3,451	$3,289
2006	6,908	3,567	3,341
2007	6,730	3,571	3,159
2008	6,225	3,571	2,654
2009	6,065	3,681	2,284
Thereafter	16,892	11,029	5,863

	$49,560	$28,870	$20,690

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rent expense under non-cancelable operating leases amounted to approximately $4.8 million, $4.5 million, and $4.4 million for the fiscal years ended September 30, 2004, 2003, and 2002, respectively.

Litigation

      In July and August 2001, a series of putative securities class action lawsuits were filed in United States District Court, Southern District of New York against certain investment banking firms that underwrote the Company’s initial and secondary public offerings, the Company and some of the Company’s officers and directors. These cases, which have been consolidated under In re F5 Networks, Inc. Initial Public Offering Securities Litigation, No. 01 CV 7055, assert that the registration statements for the Company’s June 4, 1999 initial public offering and September 30, 1999 secondary offering failed to disclose certain alleged improper actions by the underwriters for the offerings. The consolidated, amended complaint alleges claims against the Company and those of our officers and directors named in the complaint under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Other lawsuits have been filed making similar allegations regarding the public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. In October 2002, the directors and officers were dismissed without prejudice. The issuer defendants filed a coordinated motion to dismiss these lawsuits in July 2002, which the Court granted in part and denied in part in an order dated February 19, 2003. The Court declined to dismiss the Section 11 and Section 10(b) and Rule 10b-5 claims against the Company. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including the Company, was submitted to the court. The settlement is subject to a number of conditions, including approval by the Court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. Securities class action litigation could result in substantial costs and divert our management’s attention and resources. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, and any unfavorable outcome could have a material adverse impact on our business, financial condition and operating results.

      On March 19, 2003, we sued Radware, Inc. alleging that Radware infringed F5’s U.S. Patent No. 6,473,802. The Complaint sought injunctive relief, damages, enhanced damages, attorneys fees and interest on the basis that Radware infringed the ‘802 patent. The ‘802 patent is generally directed at the use of cookies to create persistent sessions between a client and a server. We filed an amended complaint on March 25, 2004, adding Radware, Ltd., as a defendant. Radware, Ltd. and Radware, Inc. denied infringement, and filed a counterclaim seeking a declaratory judgment that they did not infringe and that the ‘802 patent was invalid. This lawsuit was settled in September, 2004. Under the settlement agreement, Radware has taken a nonexclusive license to the ‘802 patent.

      On July 20, 2004, Radware, Inc. and Radware, Ltd. sued us in the United States District Court for the District of New Jersey, asserting that F5 Networks has infringed and is infringing upon Radware’s U.S. Patent No. 6,718,359 (“‘359 patent”), which issued on April 6, 2004. The Complaint alleges that F5 Networks has “made, used, sold and or offered for sale, and continues to make, use, sell and or offer for sale products, including the 3-DNS® product and BIG-IP®, that incorporate technology and processes that are or when in use are covered by one or more claims of the ‘359 patent.” The Complaint seeks injunctive relief prohibiting us and our agents from “making, using, selling, offering to sell and importing into the United States any project that infringes, or contributes to, or induces infringement of, the ‘359 patent,” as well as unspecified “damages, pre-and post-judgment interest, enhanced damages and attorney fees.” The ‘359 patent is entitled “Load Balancing,“and the Complaint alleges that the patent is “directed to methods and systems relating to network-proximity determinations and non-geographical load balancing.” The patent claims appear to be directed to the concurrent use of various metrics to measure the network proximity of various servers to a client and/or the use of a specific method of measuring the number of

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hops to a server. We have answered the complaint, denying that F5 or its products infringe the ‘359 patent, and have filed a counterclaim seeking a declaratory judgment that the patent is both invalid and not infringed by F5. No case schedule has been issued.

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

9.	Employee Benefit Plans

      The Company has a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their compensation. The Company may, at its discretion, match a portion of the employees’ eligible contributions. Contributions by the Company to the plan during the years ended September 30, 2004, 2003, and 2002 were approximately $999,000, $852,000, and $950,000, respectively. Contributions made by the Company vest over four years.

10.	Geographic Sales and Significant Customers

      The following presents revenues by geographic region (in thousands):

	Years Ended September 30,

	2004	2003	2002

United States	$103,603	$75,409	$73,458
Europe	25,606	16,880	13,990
Japan	26,801	16,039	15,758
Asia Pacific	15,180	7,567	5,060

	$171,190	$115,895	$108,266

      The Company’s customers are in diverse industries and geographic locations. Net revenues from international customers are primarily denominated in U.S. dollars and totaled approximately $67.6 million, $40.5 million, and $34.8 million for the years ended September 30, 2004, 2003 and 2002, respectively. One domestic distributor accounted for 19.1% and 12.6% of total net revenue for the fiscal years 2004 and 2003, respectively. This distributor accounted for 26.9% and 17.8% of accounts receivable as of September 30, 2004 and 2003, respectively. During the year ended September 30, 2002 no single reseller or customer exceeded 10% of the Company’s net revenue or accounts receivable balance. Substantially all of our long-lived assets are located in the United States.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Quarterly Results of Operations

      The following presents the Company’s unaudited quarterly results of operations for the eight quarters ended September 30, 2004. The information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. This unaudited information has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that were considered necessary for a fair presentation of our operating results for the quarters presented.

	Three Months Ended

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2004	2004	2004	2003	2003	2003	2003	2002

	(Unaudited and in thousands)
Net revenues
Products	$37,536	$32,537	$29,720	$26,376	$23,048	$21,310	$20,338	$19,501
Services	12,683	11,706	10,927	9,705	8,585	7,879	7,679	7,555

Total	50,219	44,243	40,647	36,081	31,633	29,189	28,017	27,056

Cost of net revenues
Products	8,489	7,267	6,799	5,849	5,086	4,491	4,203	4,057
Services	3,055	2,832	2,626	2,462	2,342	2,290	2,275	2,161

Total	11,544	10,009	9,425	8,311	7,428	6,781	6,478	6,218

Gross profit	38,675	34,144	31,222	27,770	24,205	22,408	21,539	20,838

Operating expenses
Sales and marketing	17,597	16,907	15,920	14,954	14,045	13,593	13,061	12,759
Research and development	6,764	6,253	5,900	5,444	5,155	4,810	4,886	4,395
General and administrative(1)	4,463	4,069	3,855	3,347	2,964	2,800	2,900	3,350
Amortization of unearned compensation	—	—	—	10	6	6	5	66

Total operating expenses	28,824	27,229	25,675	23,755	22,170	21,209	20,852	20,570

Income from operations	9,851	6,915	5,547	4,015	2,035	1,199	687	268
Other income (loss), net	891	848	808	184	(375)	352	312	462

Income before income taxes	10,742	7,763	6,355	4,199	1,660	1,551	999	730

Provision (benefit) for income taxes(2)	(5,039)	347	400	398	307	152	184	210

Net income	$15,781	$7,416	$5,955	$3,801	$1,353	$1,399	$815	$520

Net income per share — basic	$0.46	$0.22	$0.18	$0.13	$0.05	$0.05	$0.03	$0.02

Weighted average shares — basic	34,593	34,382	33,768	30,159	27,125	26,638	26,164	25,883

Net income per share — diluted	$0.43	$0.20	$0.16	$0.11	$0.05	$0.05	$0.03	$0.02

Weighted average shares — diluted	36,779	36,969	36,946	33,121	29,521	28,467	27,494	26,935

(1)	During the fourth quarter of fiscal year 2003, the Company reversed a $250,000 reserve initially established for an amount considered potentially uncollectible. The amount was recovered pursuant to a settlement agreement and the reversal of the reserve was recorded as a credit to general and administrative expenses.

(2)	During the fourth quarter of fiscal 2004, the Company reversed the valuation allowance on U.S. deferred tax assets and as a result realized an income tax benefit of $7.3 million. The credit from the reversal of the valuation allowance was partially offset by actual U.S. and international tax expenses during the period.

F5 NETWORKS, INC.

SUPPLEMENTARY DATA

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charges to	Charges to		Balance
	Beginning	Costs and	Other		at End
Description	of Period	Expenses	Accounts	Deductions	of Period

	(In thousands)
Year Ended September 30, 2004
Allowance for doubtful accounts	$1,524	$150	$—	$(80)	$1,594
Allowance for sales returns	$1,525	$1,009	$1,566	$(2,533)	$1,567
Income tax valuation allowance	$30,711	$—	$—	$(28,062)	$2,649
Year Ended September 30, 2003
Allowance for doubtful accounts	$3,836	$(650)	$—	$(1,662)	$1,524
Allowance for sales returns	$1,616	$347	$745	$(1,183)	$1,525
Income tax valuation allowance	$26,329	$—	$4,382	$—	$30,711
Year Ended September 30, 2002
Allowance for doubtful accounts	$3,914	$2,889	$—	$(2,967)	$3,836
Allowance for sales returns	$2,331	$3,792	$384	$(4,891)	$1,616
Income tax valuation allowance	$20,929	$—	$5,400	$—	$26,329

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

      We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Subsequently, our independent auditors, PricewaterhouseCoopers LLP, will be required to attest to whether our assessment of the effectiveness of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal controls over financial reporting as of September 30, 2005. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the auditors to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Item 9B.	Other Information

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      We intend to furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended September 30, 2004. Certain information required by this item is incorporated herein by reference to the Proxy Statement. Also see “Directors and Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

      The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

      (a) Documents filed as part of this report are as follows:

1. Consolidated Financial Statements:

See Index to Consolidated Financial Statements included under Item 8 in Part II of this Annual Report on Form 10-K.

2. Exhibits:

The required exhibits are included at the end of this Annual Report on Form 10-K and are described in the Exhibit Index immediately preceding the first exhibit.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F5 NETWORKS, INC.

By:	/s/ JOHN MCADAM

John McAdam
Chief Executive Officer and President

Dated: December 6, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ JOHN MCADAM John McAdam	Chief Executive Officer, President, and Director (Principal Executive Officer)	December 6, 2004

By:	/s/ STEVEN B. COBURN Steven B. Coburn	Senior Vice President, Chief Financial Officer (Principal Finance and Accounting Officer)	December 6, 2004

By:	/s/ GARY AMES Gary Ames	Director	December 6, 2004

By:	/s/ KEITH D. GRINSTEIN Keith D. Grinstein	Director	December 6, 2004

By:	/s/ KARL D. GUELICH Karl D. Guelich	Director	December 6, 2004

By:	/s/ ALAN J. HIGGINSON Alan J. Higginson	Director	December 6, 2004

By:	/s/ RICH MALONE Rich Malone	Director	December 6, 2004

EXHIBIT INDEX

Exhibit
Number			Exhibit Description

2.1		—	Agreement and Plan of Merger dated as of May 31, 2004, by and among the Registrant, Fire5, Inc., a wholly owned subsidiary of the Registrant, MagniFire Websystems, Inc., and Lucent Venture Partners III LLC(1)
3.1		—	Second Amended and Restated Articles of Incorporation of the Registrant(2)
3.2		—	Amended and Restated Bylaws of the Registrant(2)
4.1		—	Specimen Common Stock Certificate(2)
10.1		—	Amended and Restated Office Lease Agreement dated April 3, 2000, between the Registrant and 401 Elliott West LLC(3)
10.2		—	Sublease Agreement dated March 30, 2001 between the Registrant and Cell Therapeutics, Inc.(4)
10.3		—	uRoam Acquisition Equity Incentive Plan(5)
10.4		—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(2)
10.5		—	1998 Equity Incentive Plan, as amended(6)
10.6		—	Form of Option Agreement under the 1998 Equity Incentive Plan(2)
10.7		—	Amended and Restated Directors’ Nonqualified Stock Option Plan(2)
10.8		—	Form of Option Agreement under the Amended and Restated Directors’ Nonqualified Stock Option Plan(2)
10.9		—	Amended and Restated 1996 Stock Option Plan(2)
10.10		—	Form of Option Agreement under the Amended and Restated 1996 Stock Option Plan(2)
10.11		—	1999 Non-Employee Directors’ Stock Option Plan(2)
10.12		—	Form of Option Agreement under 1999 Non-Employee Directors’ Stock Option Plan(2)
10.13		—	NonQualified Stock Option Agreement between John McAdam and the Registrant dated July 24, 2000(7)
10.14		—	NonQualified Stock Option Agreement between John McAdam and the Registrant dated July 24, 2000(7)
10.15		—	2000 Employee Equity Incentive Plan(8)
10.16		—	Form of Option Agreement under the 2000 Equity Incentive Plan(9)
10.17		—	NonQualified Stock Option Agreement between Jeff Pancottine and the Registrant dated October 23, 2000(8)
10.18		—	NonQualified Stock Option Agreement between Steve Coburn and the Registrant dated May 29, 2001(9)
10.19		—	Employment Offer Letter by the Registrant to Julian Eames dated November 2, 2000(10)
10.20		—	NonQualified Stock Option Agreement between M. Thomas Hull and the Registrant dated October 20, 2003(11)
10.21		—	1999 Employee Stock Purchase Plan, as amended(12)
10	.22*	—	MagniFire Acquisition Equity Incentive Plan
10	.23*	—	NonQualified Stock Option Agreement between Karl Triebes and the Registrant dated August 16, 2004
10	.24*	—	Incentive Compensation Plan for Executive Officers
21	.1*	—	Subsidiaries of the Registrant
23	.1*	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31	.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number			Exhibit Description

31	.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Current Report on Form 8-K dated May 31, 2004 and filed with the SEC on June 2, 2004.

(2)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(3)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(5)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-109895.

(6)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-104169.

(7)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2000.

(8)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-51878.

(9)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2001.

(10)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2003.

(11)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-112022.

(12)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-116187.