Form 10-Q
period 2004-12-31
F5 NETWORKS INC
filed 2005-02-09
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

The number of shares outstanding of the registrant’s common stock as of February 4, 2005 was 36,669,190.

F5 NETWORKS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended December 31, 2004

F5 NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31,	September 30,
	2004	2004
ASSETS
Current assets
Cash and cash equivalents	$23,803	$24,901
Short-term investments	139,909	115,600
Accounts receivable, net of allowances of $3,269 and $3,161	28,101	22,665
Inventories	1,728	1,696
Deferred tax assets	4,619	4,494
Other current assets	8,495	5,776

Total current assets	206,655	175,132

Restricted cash	6,221	6,243
Property and equipment, net	12,969	11,954
Long-term investments	90,657	81,792
Deferred tax assets	32,966	26,886
Goodwill	50,067	50,067
Other assets, net	7,954	8,279

Total assets	$407,489	$360,353

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$7,746	$4,840
Accrued liabilities	16,537	17,668
Deferred revenue	29,046	28,064

Total current liabilities	53,329	50,572

Long-term liabilities	2,298	2,136

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 100,000 shares authorized, 36,307 and 34,772 shares issued and outstanding	341,318	306,655
Accumulated other comprehensive loss	(937)	(498)
Retained earnings	11,481	1,488

Total shareholders’ equity	351,862	307,645

Total liabilities and shareholders’ equity	$407,489	$360,353

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended
	December 31,
	2004	2003
Net revenues
Products	$46,397	$26,376
Services	13,612	9,705

Total	60,009	36,081

Cost of net revenues
Products	10,528	5,849
Services	3,386	2,462

Total	13,914	8,311

Gross profit	46,095	27,770

Operating expenses
Sales and marketing	19,640	14,954
Research and development	6,974	5,444
General and administrative	5,006	3,347
Amortization of unearned compensation	––	10

Total	31,620	23,755

Income from operations	14,475	4,015
Other income, net	1,387	184

Income before income taxes	15,862	4,199
Provision for income taxes	5,869	398

Net income	$9,993	$3,801

Net income per share – basic	$0.28	$0.13

Weighted average shares – basic	35,577	30,159

Net income per share – diluted	$0.26	$0.11

Weighted average shares – diluted	37,818	33,121

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004
(unaudited, in thousands)

			Accumulated
	Common Stock		Other		Total
			Comprehensive	Retained	Shareholders'
	Shares	Amount	Income / (Loss)	Earnings	Equity
Balance, September 30, 2004	34,772	$306,655	$(498)	$1,488	$307,645
Exercise of employee stock options	1,462	21,079	—	—	21,079
Issuance of stock under employee stock purchase plan	73	1,692	—	—	1,692
Tax benefit from employee stock transactions	—	11,892	—	—	11,892
Net income	—	—	—	9,993	—
Foreign currency translation adjustment	—	—	54	—	—
Unrealized loss on investments	—	—	(493)	—	—
Comprehensive income	—	—	—	—	9,554

Balance, December 31, 2004	36,307	$341,318	$(937)	$11,481	$351,862

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended
	December 31,
	2004	2003
Operating activities
Net income	$9,993	$3,801
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of assets	7	—
Amortization of unearned compensation	–	10
Provision for doubtful accounts and sales returns	205	497
Depreciation and amortization	1,582	1,175
Deferred tax assets	(6,205)	––
Tax benefit from nonqualified stock options	11,892	––

Changes in operating assets and liabilities:
Accounts receivable	(5,640)	1,557
Inventories	(31)	(389)
Other current assets	(1,226)	296
Other assets	(111)	(168)
Accounts payable and accrued liabilities	2,061	(845)
Deferred revenue	982	2,494

Net cash provided by operating activities	13,509	8,428

Investing activities
Purchase of investments	(120,260)	(177,994)
Sale of investments	86,593	69,342
Investment in restricted cash	24	––
Acquisition of business	(395)	––
Purchases of property and equipment	(2,082)	(751)

Net cash used in investing activities	(36,120)	(109,403)

Financing activities
Proceeds from public offering, net of issuance costs	––	113,636
Proceeds from the exercise of stock options	21,331	4,441

Net cash provided by financing activities	21,331	118,077

Net (decrease) increase in cash and cash equivalents	(1,280)	17,102
Effect of exchange rate differences	182	259

Cash and cash equivalents, at beginning of period	24,901	10,351

Cash and cash equivalents, at end of period	$23,803	$27,712

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Summary of Significant Accounting Policies

Description of Business

     F5 Networks, Inc. (the Company) provides products and services to help companies efficiently and securely manage their Internet traffic. The Company’s products enhance the delivery, optimization and security of application traffic on Internet-based networks. IP traffic passes through the Company’s products where it is inspected and modified to ensure that it is delivered securely and in a way that optimizes the performance of both the network and the applications. The Company also offers a broad range of services such as consulting, training, installation, maintenance, and other technical support services.

Basis of Presentation

     In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Reclassification

     Certain reclassifications have been made to prior year balances to conform to the current period presentation. Specifically, the Company’s deferred tax liabilities have been reclassified and presented net of deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The reclassifications had no impact on previously reported net income or shareholder’s equity.

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

     The Company sells products through distributors, resellers, and directly to end users. The Company recognizes product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. In certain regions where the Company does not have the ability to reasonably estimate returns, the Company defers revenue on sales to its distributors until the Company has received information from the channel partner indicating that the distributor has sold the product to its customer. Payment terms to domestic customers are generally net 30 days. Payment terms to international customers range from net 30 to 90 days based on normal and customary trade practices in the individual markets. The Company has offered extended payment terms ranging from three to six months to certain customers, in which case, revenue is recognized when payments are made.

     Whenever a software license, hardware, installation and post-contract customer support, or PCS, elements are sold together, a portion of the sales price is allocated to each element based on their respective fair values as determined when the individual elements are sold separately. Revenues from the license of software are recognized when the software has been shipped and the customer is obligated to pay for the software. When rights of return are present and the Company cannot estimate returns, the Company recognizes revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes rights to upgrades, when and if available, a limited period of telephone support, updates, and bug fixes. Installation revenue is

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

recognized when the product has been installed at the customer’s site. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.

Goodwill

     Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company has adopted the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in July 2003 while $25.9 million was recorded as a result of the MagniFire acquisition on May 31, 2004. There was no impairment of goodwill during the three months ended December 31, 2004 and 2003, respectively.

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

     Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. The net income and net income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended
	December 31,
	2004	2003
Net income as reported	$9,993	$3,801
Add : Stock-based employee compensation expense under APB No. 25 included in reported net income, net of tax effect	—	10
Deduct : Total stock-based employee compensation expense determined under the fair value method, net of tax effect	2,746	4,967

Pro forma net income (loss)	$7,247	$(1,156)

Net income (loss) per share :
As reported – basic	$0.28	$0.13

Pro forma – basic	$0.20	$(0.04)

As reported – diluted	$0.26	$0.11

Pro forma – diluted	$0.19	$(0.04)

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

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended
	December 31,
	2004	2003
Numerator
Net income	$9,993	$3,801

Denominator
Weighted average shares outstanding – basic	35,577	30,159
Dilutive effect of common shares from stock options	2,241	2,962

Weighted average shares outstanding – diluted	37,818	33,121

Basic net income per share	$0.28	$0.13

Diluted net income per share	$0.26	$0.11

     Approximately 0.5 million and 1.5 million of common shares potentially issuable from stock options for the three months ended December 31, 2004 and 2003, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common stock for the respective period.

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

     In December 2004, the FASB issued SFAS No. 123®, “Share-Based Payment”. This Statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” SFAS No. 123® focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123® generally requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement is effective as of the first reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123® in its fourth quarter of fiscal 2005. The Company is currently evaluating the provisions of SFAS 123® including the assessment of allowable option valuation methodologies and expects that this Statement will have a material impact on its financial statements beginning in the fourth quarter.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Commitments and Contingencies

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

     The Company generally offers warranties of 90 days for hardware with the option of purchasing additional warranty coverage in increments of one year. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. The following table summarizes the activity related to product warranties during the three months ended December 31, 2004 and 2003 (in thousands):

	Three months ended
	December 31,
	2004	2003
Balance, beginning of fiscal year	$1,062	$827
Provision for warranties issued	266	98
Payments	(266)	(96)

Balance, end of period	$1,062	$829

Purchase Commitments

     The Company currently has arrangements with contract manufacturers and other suppliers for the manufacture of the Company’s products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of December 31, 2004, the Company was committed to purchase approximately $7.4 million of such inventory during the next quarter.

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

3. Restructuring Charge

     During the fiscal year 2002, the Company executed on a restructuring plan that included the discontinuation of its cache appliance business. As a result of discontinuing this line of business and other changes in the overall business, the Company incurred restructuring charges of $3.3 million for the fiscal year 2002. The restructuring charges included employee termination benefits, impaired assets, consolidation of excess facilities, and other obligations for which the Company no longer derives an economic benefit. There were no restructuring charges for the three months ended December 31, 2004 and 2003.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

     The activity of the remaining restructuring liability included as a component of accrued liabilities on the balance sheet for the three months ended December 31, 2004 is presented below (in thousands):

				Balance at
	Balance at		Cash Payments and	December 31,
	September 30, 2004	Additional Charges	Write-offs	2004
Excess facilities	$625	$—	$(66)	$559

     The excess facilities charge was the result of the Company’s decision to exit its support facility in Washington DC and was estimated based on current comparable rates for leases in the respective market. In April 2003, the excess facilities were subleased at the then current market value. Since then the difference between the lease payments and sublease income has historically been applied against the restructuring liability. During the three months ended December 31, 2004, timely receipts of sublease income were not received and the collectibility of sublease income is uncertain. If we are unable to collect further sublease income throughout the duration of the lease term, expiring in 2007, the actual loss may be increased from the original estimate and an additional restructuring charge may be required.

4.  Geographic Sales and Significant Customers

     The following presents revenues by geographic region (in thousands):

	Three months ended
	December 31,
	2004	2003
United States	35,197	23,792
Europe	11,034	5,296
Japan	8,599	4,218
Asia Pacific	5,179	2,775

	$60,009	$36,081

     The Company’s customers are in diverse industries and geographic locations. Net revenues from international customers are primarily denominated in U.S. Dollars and totaled approximately $24.8 million and $12.3 million for the three months ended December 31, 2004 and 2003, respectively. One domestic distributor accounted for 16.0% and 18.5% of total net revenue for the three months ended December 31 2004 and 2003, respectively. This distributor accounted for 18.9% and 28.7% of accounts receivable as of December 31, 2004 and 2003, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 12, 2004. Our discussion may contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, based upon current expectations. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. Because these forward-looking statements involve risks and uncertainties, our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and “Business” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, and elsewhere in this report.

Overview

     We are a global provider of software and hardware products and services that help companies efficiently and securely manage their Internet traffic. Our products enhance the delivery, optimization and security of application traffic on Internet-based networks. We market and sell our products primarily through indirect sales channels in North America, Europe, Japan and the Asia Pacific region. Enterprise customers (Fortune 1000 or Business Week Global 1000 companies) in financial services, transportation, government and telecommunications industries continue to make up the largest percentage of our customer base.

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

• Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments during the first quarter of fiscal 2005 was primarily due to the proceeds from the exercise of employee stock options and cash from operations. Going forward, we believe the primary driver of our cash flows will be net income from operations. Capital expenditures during the first quarter of fiscal 2005 were comprised primarily of tenant improvements and information technology infrastructure and equipment to support the growth of our core business activities.

• Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health. Deferred revenues continued to increase due to the growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our day’s sales outstanding for the first quarter of fiscal 2005 was 42 which we expect to maintain in the low to mid-40’s range going forward.

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

     We sell products through distributors, resellers, and directly to end users. We recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. In certain regions where we do not have the ability to reasonably estimate returns, we defer revenue on sales to distributors until we have received information from the channel partner indicating that the distributor has sold the product to its customer. Payment terms to domestic customers are generally net 30 days. Payment terms to international customers range from net 30 to 90 days based on normal and customary trade practices in the individual markets. We have offered extended payment terms to certain customers, in which case, revenue is recognized when payments are made.

     Whenever a software license, hardware, installation and post-contract customer support, or PCS, elements are sold together, a portion of the sales price is allocated to each element based on their respective fair values as determined when the individual elements are sold separately. Revenues from the license of software are recognized when the software has been shipped and the customer is obligated to pay for the software. When rights of return are present and we cannot estimate returns, we recognize revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes rights to upgrades, when and if available, a limited period of telephone support, updates, and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.

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

Results of Operations

	Three months ended
	December 31,
	2004	2003
	(in thousands, except percentages)
Revenues
Net revenues
Products	$46,397	$26,376
Services	13,612	9,705

Total	$60,009	$36,081

Percentage of net revenues
Products	77.3%	73.1%
Services	22.7	26.9

Total	100.0%	100.0%

     Net revenues. Total net revenues increased 66.3%, to $60.0 million for the three months ended December 31, 2004 from $36.1 million for the same period in the prior year. The improvement was due to increased demand for our application traffic management products, primarily sales of our new BIG-IP version 9 products, across all geographic regions. Revenues from our recently introduced application security products increased to approximately 9.0% of total net revenues. Higher services revenues resulting from our increased installed base of products contributed to the overall increase from the prior period. International revenues grew to 41.3% of total net revenues for the three months ended December 31, 2004 compared to 34.1% for the same period in the prior year. We expect international revenues will continue to represent a significant amount of total net revenues although we cannot provide assurance that international revenues as a percentage of total net revenues will remain at current levels.

     Net product revenues increased 75.9%, to $46.4 million for the three months ended December 31, 2004 from $26.4 million for the same period in the prior year. Sales of our BIG-IP family of application traffic management products represented 82.4% and 87.6% of product revenues for the three months ended December 31, 2004 and 2003, respectively. The decrease was due to an increase in sales of our application security products, including FirePass, and to a lesser degree our TrafficShield products which began shipping in the current quarter.

     Net services revenues increased 40.3%, to $13.6 million for the three months ended December 31, 2004 from $9.7 million for the same period in the prior year. The increase in services revenue was primarily due to increases in the purchase or renewal of maintenance contracts as our installed base of products increased.

     Ingram Micro Inc., one of our domestic distributors, accounted for 16.0% and 18.5% of our total net revenues for the three months ended December 31, 2004 and 2003, respectively. The decrease as a percentage of total net revenues is due to the addition of new distributors and the increase in international revenues. Ingram Micro Inc. accounted for 18.9% of our accounts receivable as of December 31, 2004.

	Three months ended
	December 31,
	2004	2003
	(in thousands, except percentages)
Gross margin
Cost of net revenues
Products	$10,528	$5,849
Services	3,386	2,462

Total	13,914	8,311

Gross margin	$46,095	$27,770

Cost of net revenues (as a percentage of related revenue)
Products	22.7%	22.2%
Services	24.9	25.4

Total	23.2	23.0

Gross margin	76.8%	77.0%

     Cost of Net Product Revenues. Cost of our net product revenues consists of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, and amortization expenses in connection with developed technology from recent acquisitions. Cost of net product revenues increased as a percentage of net product revenues to 22.7% from 22.2% in the prior period. The increase in cost of net product revenues as a percentage of net product revenues was due to higher amortization charges of $0.2 million related to the acquired technology we purchased from MagniFire Websystems, Inc., or MagniFire, during the third quarter of fiscal 2004.

     Cost of Net Services Revenues. Cost of net services revenues increased in absolute dollars due to increased salary and benefits expenses as a result of an increase in professional services employee headcount. Services employee headcount at the end of December 2004 increased to 105 from 76 at the end of December 2003. Cost of net services revenues decreased as a percentage of services revenues to 24.9% from 25.4% for the same periods. The decrease in cost of net services revenues as a percentage of net services revenues is primarily the result of leveraging our existing services operating infrastructure to support the increased net services revenue.

     We expect to maintain our gross margins in the near term; however, gross margins could be adversely affected by increased material costs, component shortages, excess and obsolete inventory charges and heightened sales price competition.

	Three months ended
	December 31,
	2004	2003
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$19,640	$14,954
Research and development	6,974	5,444
General and administrative	5,006	3,347
Amortization of unearned compensation	––	10

Total	$31,620	$23,755

Operating expenses (as a percentage of revenue)
Sales and marketing	32.7%	41.4%
Research and development	11.6	15.1
General and administrative	8.3	9.3
Amortization of unearned compensation	—	—

Total	52.7%	65.8%

     Sales and marketing. Sales and marketing expenses consists of salaries, commissions and related expenses of our sales and marketing staff, costs of our marketing programs, including public relations, advertising and trade shows, facilities and depreciation expenses. The decrease in sales and marketing expenses as a percentage of total net revenues is primarily the result of leveraging our existing sales and distribution infrastructure to support the increased net revenues. In absolute dollars, sales and marketing expenses increased 31.3% from the prior period. The increase was primarily due to higher salary, commission and employee benefit related expenses. The increase in commission expenses is consistent with the increase in revenue for the current period. The increased personnel costs were driven by growth in employee headcount. Sales and marketing headcount at the end of December 2004 increased to 266 from 216 at the end of December 2003. In the future, we expect to continue to increase our sales and marketing expenses to grow revenues and increase our market share.

     Research and development. Research and development expenses consist of salaries and benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 28.1% from the prior period. The increase was attributed to higher salary and employee benefit costs. Research and development headcount at the end of December 2004 increased to 197 from 150 at the end of December 2003. The growth in employee headcount was primarily related to our acquisition of MagniFire in May of 2004 and to support the further development efforts of the new application security products. We expect to continue to increase research and development expenses as our future success is dependent on the continued enhancement of our current products and our ability to develop new, technologically advanced products that meet the changing needs of our customers.

     General and administrative. General and administrative expenses consist of salaries and related expenses of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. The decrease in general and administrative expenses as a percentage of total net revenues is primarily the result of leveraging our existing corporate infrastructure to support the increased net revenues. In absolute dollars, general and administrative expenses increased 49.6% from the prior period. The increase was primarily due to increased salary and benefit expenses of $0.9 million and professional service fees of $0.5 million, particularly audit and internal controls review in connection with the Sarbanes-Oxley Act of 2002. General and administrative headcount at the end of December 2004 increased to 81 from 68 at the end of December 2003.

     Amortization of unearned compensation. During the current period we did not issue any stock awards below fair market value on the date of the respective grant. Accordingly we recorded no compensation expense related to stock options during the current period. As a result of new accounting rules pertaining to stock-based compensation arrangements we will incur material amortization charges for unearned stock-based compensation beginning in the fourth quarter of fiscal 2005. We are currently evaluating the provisions of the new rules, including an assessment of allowable option valuation methodologies and have not yet determined the specific impact that the new rules will have on our financial statements.

	Three months ended
	December 31,
	2004	2003
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$14,475	$4,015
Other income, net	1,387	184

Income before income taxes	15,862	4,199
Provision for income taxes	5,869	398

Net income	$9,993	$3,801

Other income and income taxes (as a percentage of revenue)
Income from operations	24.1%	11.1%
Other income, net	2.3	0.5

Income before income taxes	26.4	11.6
Provision for income taxes	9.8	1.1

Net income	16.7%	10.5%

     Other income, net. Other income, net, consists of interest income and foreign currency transaction gains and losses. The significant increase was due to interest income earned on the proceeds from our public offering completed in November of 2003.

     Income taxes. We recorded a 37% provision for income taxes during the current period. In the prior comparable period when we had a valuation allowance offsetting our U.S. deferred tax assets, the provision for income taxes consisted primarily of foreign taxes related to our international operations. For the remainder of fiscal 2005, we expect to record a provision for income taxes comparable to the current period; however, our effective tax rate may fluctuate based on a number of factors including variations in estimated taxable income in our geographic locations, unforeseen changes in the valuation of our net deferred tax assets or changes in tax laws or interpretations thereof.

Financial Condition

     Cash and cash equivalents, short-term investments and long-term investments were $254.4 million as of December 31, 2004 compared to $222.3 million as of September 30, 2004, representing an increase of $32.1 million. The increase was due to cash provided by operations of $13.5 million and cash received from employee stock option exercises of $21.3 million partially offset by $2.1 million used for the purchase of property and equipment and $0.4 million of cash payments to shareholders of MagniFire, which was acquired in May 2004.

     Cash provided by operating activities was $13.5 million for the three months ended December 31, 2004 compared to $8.4 million for the same period in the prior year. Cash flow from operations in the three months ended December 31, 2004 resulted from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including corporate tax deductions on certain employee stock option exercises and depreciation and amortization charges. Due to the significant amount of cumulative net operating losses for tax purposes we do not expect to incur or remit U.S. federal income taxes for the remainder of fiscal 2005.

     Cash used in investing activities was $36.1 million for the three months ended December 31, 2004 compared to $109.4 million for the same period in the prior year. The significant amount of cash used in investing activities in the prior period was primarily due to investing the proceeds from our public offering in November 2003. Cash provided by financing activities for the three months ended December 31, 2004 was $21.3 million compared to

$118.1 million for the same period in the prior year. Our financing activities in the current period consisted of cash received from the exercise of employee stock options and purchases under our employee stock purchase plan. Financing activities in the prior period was primarily attributed to the $113.6 million net proceeds received from the November 2003 public stock offering. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances together with cash generated from operations should be sufficient to meet our operating requirements for the foreseeable future.

     As of December 31, 2004, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2012. There have been no material changes in our principal lease commitments compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2004. In connection with the lease agreement for our corporate headquarters we established a restricted escrow account collateralized by a $6.0 million certificate of deposit that has been included on our balance sheet as a component of restricted cash. The total amount required in escrow reduces at various dates as set forth by the lease agreement.

     We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of December 31, 2004, we were committed to purchase approximately $7.4 million of such inventory during the next quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three month period ended December 31, 2004, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2004.

Item 4. Controls and Procedures

     As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

     Reference is made to Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2004, filed December 7, 2004 for descriptions of our legal proceedings. We continue to believe that the resolution of these legal proceedings will not have a material adverse effect on us and there have been no material developments since our 10-K filing.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of February, 2005.

F5 NETWORKS, INC.

By:	/s/ STEVEN B. COBURN

Steven B. Coburn
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer )

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