Form 10-Q
period 2005-03-31
F5 NETWORKS INC
filed 2005-05-09
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the registrant’s common stock as of May 5, 2005 was 37,578,240.

F5 NETWORKS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2005

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Consolidated Balance Sheets	3
Consolidated Income Statements	4
Consolidated Statement of Shareholders’ Equity	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 6. Exhibits	20
SIGNATURES	21
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

F5 NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,	September 30,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$21,792	$24,901
Short-term investments	174,334	115,600
Restricted cash	2,400	—
Accounts receivable, net of allowances of $2,951 and $3,161	34,822	22,665
Inventories	2,095	1,696
Deferred tax assets	4,794	4,494
Other current assets	7,141	5,776

Total current assets	247,378	175,132

Restricted cash	3,816	6,243
Property and equipment, net	13,108	11,954
Long-term investments	97,181	81,792
Deferred tax assets	38,845	26,886
Goodwill	50,067	50,067
Other assets, net	7,475	8,279

Total assets	$457,870	$360,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,207	$4,840
Accrued liabilities	17,897	17,668
Deferred revenue	32,478	28,064

Total current liabilities	57,582	50,572

Long-term liabilities	2,337	2,136

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding
Common stock, no par value; 100,000 shares authorized, 37,445 and 34,772 shares issued and outstanding	376,258	306,655
Accumulated other comprehensive loss	(1,900)	(498)
Retained earnings	23,593	1,488

Total shareholders’ equity	397,951	307,645

Total liabilities and shareholders’ equity	$457,870	$360,353

The accompanying notes are integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Net revenues
Products	$53,332	$29,720	$99,729	$56,096
Services	14,398	10,927	28,010	20,632

Total	67,730	40,647	127,739	76,728

Cost of net revenues
Products	11,820	6,799	22,348	12,648
Services	3,908	2,626	7,294	5,088

Total	15,728	9,425	29,642	17,736

Gross profit	52,002	31,222	98,097	58,992

Operating expenses
Sales and marketing	20,885	15,920	40,525	30,874
Research and development	7,789	5,900	14,763	11,344
General and administrative	5,854	3,855	10,860	7,202
Amortization of unearned compensation	—	—	—	10

Total	34,528	25,675	66,148	49,430

Income from operations	17,474	5,547	31,949	9,562
Other income, net	1,641	808	3,028	992

Income before income taxes	19,115	6,355	34,977	10,554
Provision for income taxes	7,003	400	12,872	798

Net income	$12,112	$5,955	$22,105	$9,756

Net income per share – basic	$0.33	$0.18	$0.61	$0.31

Weighted average shares – basic	36,905	33,768	36,234	31,953

Net income per share – diluted	$0.31	$0.16	$0.58	$0.28

Weighted average shares – diluted	38,921	36,946	38,394	35,074

The accompanying notes are an integral part of thase consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED MARCH 31, 2005
(unaudited, in thousands)

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Income / (Loss)	Earnings	Equity
Balance, September 30, 2004	34,772	$306,655	$(498)	$1,488	$307,645
Exercise of employee stock options	2,600	43,552	—	—	43,552
Issuance of stock under employee stock purchase plan	73	1,692	—	—	1,692
Tax benefit from employee stock transactions	—	24,359	—	—	24,359
Net income	—	—	—	22,105	—
Foreign currency translation adjustment	—	—	13	—	—
Unrealized loss on investments	—	—	(1,415)	—	—
Comprehensive income	—	—	—	—	20,703

Balance, March 31, 2005	37,445	$376,258	$(1,900)	$23,593	$397,951

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended
	March 31,
	2005	2004
Operating activities
Net income	$22,105	$9,756
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of assets	38	—
Amortization of unearned compensation	—	10
Provision for doubtful accounts and sales returns	547	1,245
Depreciation and amortization	3,261	2,322
Deferred tax assets	(12,264)	—
Tax benefit from employee stock option plans	24,359	—
Changes in operating assets and liabilities:
Accounts receivable	(12,703)	(853)
Inventories	(398)	(1,137)
Other current assets	(1,218)	(304)
Other assets	(120)	(80)
Accounts payable and accrued liabilities	3,047	2,445
Deferred revenue	4,414	5,221

Net cash provided by operating activities	31,068	18,625

Investing activities
Purchase of investments	(198,264)	(276,923)
Sale of investments	122,726	140,745
Investment in restricted cash	29	(183)
Acquisition of business	(395)	—
Purchases of property and equipment	(3,491)	(2,104)

Net cash used in investing activities	(79,395)	(138,465)

Financing activities
Proceeds from public offering, net of issuance costs	—	113,636
Sale of stock to employees under stock option plans and ESPP	45,125	17,767

Net cash provided by financing activities	45,125	131,403

Net (decrease) increase in cash and cash equivalents	(3,202)	11,563
Effect of exchange rate differences	93	248

Cash and cash equivalents, at beginning of period	24,901	10,351

Cash and cash equivalents, at end of period	$21,792	$22,162

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

Goodwill

     Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company has adopted the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in July 2003. Additional goodwill of $25.9 million was recorded as a result of the MagniFire acquisition on May 31, 2004. In March, the Company completed its annual impairment test and concluded that there was no impairment of goodwill during the six months ended March 31, 2005 and 2004, respectively.

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

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income, as reported	$12,112	$5,995	$22,105	$9,756
Add : Stock-based employee compensation expense under APB No. 25 included in reported net income, net of tax effect	—	—	—	10
Deduct : Total stock-based employee compensation expense determined under the fair value method, net of tax effect	2,391	4,845	5,137	9,812

Pro forma net income (loss)	$9,721	$1,150	$16,968	$(46)

Net income (loss) per share :

As reported – basic	$0.33	$0.18	$0.61	$0.31

Pro forma – basic	$0.26	$0.03	$0.47	$(0.00)

As reported – diluted	$0.31	$0.16	$0.58	$0.28

Pro forma – diluted	$0.25	$0.03	$0.44	$(0.00)

Earnings Per Share

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Numerator
Net income	$12,112	$5,955	$22,105	$9,756

Denominator
Weighted average shares outstanding – basic	36,905	33,768	36,234	31,953
Dilutive effect of common shares from stock options	2,016	3,178	2,160	3,121

Weighted average shares outstanding – diluted	38,921	36,946	38,394	35,074

Basic net income per share	$0.33	$0.18	$0.61	$0.31

Diluted net income per share	$0.31	$0.16	$0.58	$0.28

     Approximately 0.3 million and 1.0 million common shares potentially issuable from stock options for the three months ended March 31, 2005 and 2004, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the market price. Approximately 0.4 million and 1.4 million of common shares potentially issuable from stock options for the six months ended March 31, 2005 and 2004, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the market price.

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

     In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” This Statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) generally requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement was originally effective for interim periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the required compliance date which now allows large companies to implement SFAS 123(R) at the beginning of their next fiscal year. The Company expects that this Statement will have a material impact on its financial statements beginning no later than the first quarter of fiscal 2006. The Company is currently evaluating the impact of this Statement and has not yet determined whether the adoption of SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

     The Company generally offers warranties of 90 days for hardware with the option of purchasing additional warranty coverage in increments of one year. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. The following table summarizes the activity related to product warranties during the three months and six months ended March 31, 2005 and 2004 (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Balance, beginning of period	$1,062	$829	$1,062	$827
Provision for warranties issued	272	116	538	214
Payments	(271)	(115)	(537)	(211)

Balance, end of period	$1,063	$830	$1,063	$830

Purchase Commitments

     The Company currently has arrangements with contract manufacturers and other suppliers for the manufacture of the Company’s products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless cancellation is given outside of applicable lead times. As of March 31, 2005, the Company was committed to purchase approximately $13.1 million of such inventory over the next two quarters.

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

3. Restructuring Charge

     During the fiscal year 2002, the Company executed on a restructuring plan that included the discontinuation of its cache appliance business. As a result of discontinuing this line of business and other changes in the overall business, the Company incurred restructuring charges of $3.3 million for the fiscal year 2002. The restructuring charges included employee termination benefits, impaired assets, consolidation of excess facilities, and other obligations for which the Company no longer derives an economic benefit. There were no restructuring charges for the three months or six months ended March 31, 2005 and 2004.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

     The activity of the remaining restructuring liability included as a component of accrued liabilities on the balance sheet for the six months ended March 31, 2005 is presented below (in thousands):

	Balance at		Cash Payments	Balance at
	September 30,	Additional	and	March 31,
	2004	Charges	Write-offs	2005
Excess facilities	$625	$—	$(66)	$559

     The excess facilities charge was the result of the Company’s decision to exit its support facility in Washington, D.C. and was estimated based on current comparable rates for leases in the respective market. In April 2003, the excess facilities were subleased at the then current market value. Since then the difference between the lease payments and sublease income has historically been applied against the restructuring liability. During the six months ended March 31, 2005, timely receipts of sublease income were not received and the collectibility of sublease income is uncertain. If we are unable to collect further sublease income throughout the duration of the lease term, expiring in 2007, the actual loss may be increased from the original estimate and an additional restructuring charge may be required.

4. Geographic Sales and Significant Customers

     The following presents revenues by geographic region (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Americas	$37,479	$22,347	$72,676	$46,139
Europe	10,702	5,409	21,736	10,705
Japan	12,283	8,921	20,882	13,139
Asia Pacific	7,266	3,970	12,445	6,745

	$67,730	$40,647	$127,739	$76,728

     The Company’s customers are in diverse industries and geographic locations. Net revenues from international customers are primarily denominated in U.S. Dollars and totaled approximately $30.3 million and $18.3 million for the three months ended March 31, 2005 and 2004 respectively, and $55.1 million and $30.6 million for the six months ended March 31, 2005 and 2004, respectively. One domestic distributor accounted for 17.8% and 16.9% of total net revenue for the three months and six months ended March 31, 2005, respectively. This distributor accounted for 24.8% of accounts receivable as of March 31, 2005 and 26.9% as of September 30, 2004.

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

Overview

     We are a global provider of software and hardware products and services that help companies efficiently and securely manage their Internet traffic. Our products enhance the delivery, optimization and security of application traffic on Internet-based networks. We market and sell our products primarily through indirect sales channels in the Americas, Europe, Japan and the Asia Pacific regions. Enterprise customers (Fortune 1000 or Business Week Global 1000 companies) in financial services, transportation, government and telecommunications industries continue to make up the largest percentage of our customer base.

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

• Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, amortization of acquired technology, personnel and overhead expenses. Our margins have remained relatively stable over the past two years; however factors such as sales price, product mix, inventory obsolescence, returns, component price increases, and warranty costs could significantly impact our gross margins from quarter to quarter and represent the significant indicators we monitor on a regular basis.

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

• Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments during the first half of fiscal 2005 was primarily due to the proceeds from the exercise of employee stock options and cash from operations. Going forward, we believe the primary driver of our cash flows will be net income from operations. Capital expenditures during the first half of fiscal 2005 were comprised primarily of tenant improvements and information technology infrastructure and equipment to support the growth of our core business activities.

• Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health. Deferred revenues continued to increase due to the growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our day’s sales outstanding for the second quarter of fiscal 2005 was 46 which we expect to maintain in the mid-40’s range going forward.

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

Results of Operations

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
		(in thousands, except percentages)
Revenues
Net revenues
Products	$53,332	$29,720	$99,729	$56,096
Services	14,398	10,927	28,010	20,632

Total	$67,730	$40,647	$127,739	$76,728

Percentage of net revenues
Products	78.7%	73.1%	78.1%	73.1%
Services	21.3	26.9	21.9	26.9

Total	100.0%	100.0%	100.0%	100.0%

     Net revenues. Total net revenues increased in excess of 66% for the three and six months ended March 31, 2005, respectively, up from comparable periods in the prior year. The improvements were due to increased demand of our core traffic management products, particularly our recently introduced Version 9 BIG-IP products. Revenues from our new security products, predominantly our FirePass SSL/VPN products, contributed to the overall increase and represented 9.6% and 9.1% of total revenues for the three and six months ended March 31, 2005, respectively. Higher services revenues resulting from our increased installed base of products contributed to the overall increases as compared to each of the prior periods. Revenues increased across each of our geographic regions, particularly in the Americas. As a percentage, international revenues were 44.7% of total net revenues for the three months ended March 31, 2005 compared to 45.0% for the same period in the prior year. International revenues grew to 43.1% of total net revenues for the six months ended March 31, 2005 compared to 39.9% in the prior year. We expect international revenues will continue to represent a significant amount of total net revenues although we cannot provide assurance that international revenues as a percentage of total net revenues will remain at current levels.

     Net product revenues increased 79.4% and 77.8% for the three and six months ended March 31, 2005, respectively, up from the comparable periods in the prior year. Sales of our BIG-IP family of application traffic management products represented 90.0% and 91.0% of product revenues for the three months ended March 31, 2005 and 2004, respectively, and 89.9% and 92.6% of product revenues for the six months ended March 31, 2005 and 2004, respectively. Net services revenues increased 31.8% and 35.8% for the three and six months ended March 31, 2005, respectively, up from the comparable periods in the prior year. The increase in services revenue was primarily due to increases in the purchase or renewal of service and support contracts as our installed base of products increased.

     Ingram Micro Inc., one of our domestic distributors, accounted for 17.8% and 15.6% of our total net revenues for the three months ended March 31, 2005 and 2004, respectively. For the six months ended March 31, 2005, this distributor accounted for 16.9% of our total net revenues. Ingram Micro Inc. accounted for 24.8% of our accounts receivable as of March 31, 2005.

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
		(in thousands, except percentages)
Gross margin
Cost of net revenues
Products	$11,820	$6,799	$22,348	$12,648
Services	3,908	2,626	7,294	5,088

Total	$15,728	$9,425	$29,642	$17,736

Gross margin	$52,002	$31,222	$98,097	$58,992

Cost of net revenues (as a percentage of related revenue)
Products	22.2%	22.9%	22.4%	22.5%
Services	27.1	24.0	26.0	24.7

Total	23.2	23.2	23.2	23.1

Gross margin	76.8%	76.8%	76.8%	76.9%

     Cost of Net Product Revenues. Cost of our net product revenues consists of finished products purchased from our contract manufacturers, third-party software license fees, manufacturing overhead, freight, warranty, amortization of acquired technology, and in some cases provisions for excess and obsolete inventory. Our product margins remained stable for all periods presented at just under 78%. In absolute dollars, cost of net product revenues increased 73.8% and 76.7% for the three and six months ended March 31, 2005, respectively, up from the comparable periods in the prior year. The increases were primarily due to an increase in the amount of units shipped.

     Cost of Net Services Revenues. Cost of net service revenues consist of the salaries and related benefits of the majority of our professional services staff, travel, facilities, and depreciation expenses. For the three and six months ended March 31, 2005, cost of net services revenues decreased as a percentage of services revenues and increased in absolute dollars as a result of the recent growth in headcount. Services employee headcount at the end of March 2005 increased to 123 from 81 at the end of March 2004. We expect cost of services revenues to continue at these higher levels to support the growth in revenues.

     We expect to maintain our gross margins in the near term; however, gross margins could be adversely affected by increased material costs, component shortages, excess and obsolete inventory charges and heightened sales price competition.

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$20,885	$15,920	$40,525	$30,874
Research and development	7,789	5,900	14,763	11,344
General and administrative	5,854	3,855	10,860	7,202
Amortization of unearned compensation	—	—	—	10

Total	$34,528	$25,675	$66,148	$49,430

Operating expenses (as a percentage of revenue)
Sales and marketing	30.8%	39.2%	31.7%	40.2%
Research and development	11.5	14.5	11.6	14.8
General and administrative	8.6	9.5	8.5	9.4
Amortization of unearned compensation	—	—	—	—

Total	51.0%	63.2%	51.8%	64.4%

     Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related expenses of our sales and marketing staff, costs of our marketing programs, including public relations, advertising and trade shows, facilities and depreciation expenses. The decrease in sales and marketing expenses as a percentage of total net revenues is primarily the result of leveraging our existing sales and distribution infrastructure to support the increased net revenues. In absolute dollars, sales and marketing expenses increased 31.2% and 31.3% for the three and six months ended March 31, 2005, respectively, up from the comparable periods in the prior year. The increase in sales and marketing expenses was primarily due to higher commissions and personnel costs of $3.4 million and $6.5 million for the three and six months ended March 31, 2005, respectively. The increased commission and personnel costs were driven by growth in employee headcount and increased revenue for the respective periods. Sales and marketing headcount at the end of March 2005 increased to 293 from 230 at the end of March 2004. In the future, we expect to continue to increase our sales and marketing expenses to grow revenues and increase our market share.

     Research and development. Research and development expenses consist of salaries and benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 32.0% and 30.1% for the three and six months ended March 31, 2005, respectively, up from the comparable periods in the prior year. The increase was due to higher personnel costs of $0.9 million and $2.0 million for the three and six months ended March 31, 2005, respectively. Research and development headcount at the end of March 2005 totaled 205 up from 164 at the end of March 2004. Higher prototype expenses of $0.6 million and $0.7 million for the three and six months ended March 31, 2005, respectively, also contributed to the increase. We expect to continue to increase research and development expenses as our future success is dependent on the continued enhancement of our current products and our ability to develop new, technologically-advanced products that meet the changing needs of our customers.

     General and administrative. General and administrative expenses consist of salaries and related expenses of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. The decrease in general and administrative expenses as a percentage of total net revenues is primarily the result of leveraging our existing corporate infrastructure to support the increased net revenues. In absolute dollars, general and administrative expenses increased 51.9% and 50.8% for the three and six months ended March 31, 2005, respectively, up from the comparable periods in the prior year. The increase was due to higher salary and benefit costs of $0.7 million and $1.6 million and higher professional service fees of $0.6 million and $1.1 million for the three and six months ended March 31, 2005, respectively. The increase in personnel costs was primarily driven by growth in headcount. General and administrative headcount at the end of March 2005 increased to 89 from 74 at the end of March 2004. The increase in professional service fees, particularly audit and internal controls review in connection with the Sarbanes-Oxley Act of 2002, is expected to remain at these increased levels as the Company continues to build its infrastructure to support the worldwide growth of our business.

     Amortization of unearned compensation. During the current period we did not issue any stock awards below fair market value on the date of the respective grant. Accordingly we recorded no compensation expense related to stock-based incentives during the current period. We are currently evaluating the provisions of the recently revised rules pertaining to stock-based compensation arrangements and expect to incur material stock-based compensation charges related to either restricted stock units or stock options no later than the first quarter of fiscal 2006.

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
		(in thousands, except percentages)
Other income and income taxes
Income from operations	$17,474	$5,547	$31,949	$9,562
Other income, net	1,641	808	3,028	992

Income before income taxes	19,115	6,355	34,977	10,554
Provision for income taxes	7,003	400	12,872	798

Net income	$12,112	$5,955	$22,105	$9,756

Other income and income taxes (as a percentage of revenue)
Income from operations	25.8%	13.6%	25.0%	12.5%
Other income, net	2.4	2.0	2.4	1.3

Income before income taxes	28.2	15.6	27.4	13.8
Provision for income taxes	10.3	1.0	10.1	1.0

Net income	17.9%	14.7%	17.3%	12.7%

     Other income, net. Other income, net, consists of interest income and foreign currency transaction gains and losses. The significant increase was due to a combination of higher yields and increased investment balances.

     Income taxes. We recorded a 36.8% provision for income taxes for the six months ended March 31, 2005. In the prior comparable periods when we had a valuation allowance offsetting our U.S. deferred tax assets, the provision for income taxes consisted primarily of foreign taxes related to our international operations. For the remainder of fiscal 2005, we expect to record a provision for income taxes comparable to the current period; however, our effective tax rate may fluctuate based on a number of factors including variations in estimated taxable income in our geographic locations, unforeseen changes in the valuation of our net deferred tax assets or changes in tax laws or interpretations thereof.

Financial Condition

     Cash and cash equivalents, short-term investments and long-term investments were $293.3 million as of March 31, 2005 compared to $222.3 million as of September 30, 2003. The increase was due to cash provided by operations of $31.1 million and cash received from employee stock option exercises and ESPP activity of $45.1 million.

     Cash provided by operating activities was $31.1 million for the six months ended March 31, 2005 compared to $18.6 million for the same period in the prior year. Cash flow from operations in the six months ended March 31, 2005 resulted from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including corporate tax deductions on certain employee stock option exercises and depreciation and amortization charges. Due to the significant amount of cumulative net operating losses for tax purposes we do not expect to incur or remit U.S. federal income taxes for the remainder of fiscal 2005.

     Cash used in investing activities was $79.4 million for the six months ended March 31, 2005 compared to $138.5 million for the same period in the prior year. The significant amount of cash used in investing activities in the prior period was primarily due to investing the proceeds from our public offering in November 2003. Cash provided by financing activities for the six months ended March 31, 2005 was $45.1 million compared to $131.4 million for the same period in the prior year. Our financing activities in the current period consisted of cash received from the exercise of employee stock options and purchases under our employee stock purchase plan. Financing activities in the prior period was primarily attributed to the $113.6 million net proceeds received from the November 2003 public stock offering. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances together with cash generated from operations should be sufficient to meet our operating requirements for the foreseeable future.

     As of March 31, 2005, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2012. There have been no material changes in our principal lease commitments compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2004. In connection with the lease agreement for our corporate headquarters we established a restricted escrow account collateralized by a $6.0 million certificate of deposit that has been included on our balance sheet as a component of restricted cash. The total amount required in escrow reduces at various dates as set forth by the lease agreement.

     We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of March 31, 2005, we were committed to purchase approximately $13.1 million of such inventory over the next two quarters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three month period ended March 31, 2005, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2004.

Item 4. Controls and Procedures

     As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

     We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Subsequently, our independent registered public accounting firm, PricewaterhouseCoopers LLP, will be required to attest to whether our assessment of the effectiveness of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal controls over financial reporting as of September 30, 2005. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for PricewaterhouseCoopers LLP to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

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

     On July 20, 2004, Radware, Inc. and Radware, Ltd. sued us in the United States District Court for the District of New Jersey, asserting that F5 Networks has infringed and is infringing upon Radware’s U.S. Patent No. 6,718,359, which issued on April 6, 2004. The lawsuit was settled, and the litigation was dismissed, in March 2005.

     Reference is made to Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2004, filed December 7, 2004 for descriptions of our legal proceedings. We continue to believe that the resolution of these legal proceedings will not have a material adverse effect on us and other than the aforementioned settlement with Radware there have been no other material developments since our 10-K filing.

Item 4. Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Shareholders on February 24, 2005, to elect two Class III directors and to approve the F5 Networks, Inc. 2005 Equity Incentive Plan and the number of shares reserved for issuance under the 2005 Equity Incentive Plan. At the Annual Meeting, the following nominees were elected as follows:

	Votes
	For	Withheld
Rich Malone	27,027,895	6,187,715
A. Gary Ames	30,958,201	2,257,409

     The shareholders approved the 2005 Equity Incentive Plan, with voting as follows: 15,285,816 for, 13,001,366 against, and 20,713 abstain.

Item 6. Exhibits

Exhibit
Number	Exhibit Description
3.1	— Second Amended and Restated Articles of Incorporation of the Registration (1)

3.2	— Amended and Restated Bylaws of the Registrant (1)

4.1	— Specimen Common Stock Certificate (1)

10.1*	— 2005 Equity Incentive Plan

10.2*	— Notice of grant and form of option agreement under the 2005 Equity Incentive Plan (with acceleration upon change of control)

10.3*	— Notice of grant and form of option agreement under the 2005 Equity Incentive Plan (no acceleration upon change of control)

31.1*	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	— Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of May, 2005.

F5 NETWORKS, INC.

By:	/s/ STEVEN B. COBURN

Steven B. Coburn
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1	— Second Amended and Restated Articles of Incorporation of the Registration (1)

3.2	— Amended and Restated Bylaws of the Registrant (1)

4.1	— Specimen Common Stock Certificate (1)

10.1*	— 2005 Equity Incentive Plan

10.2*	— Notice of grant and form of option agreement under the 2005 Equity Incentive Plan (with acceleration upon change of control)

10.3*	— Notice of grant and form of option agreement under the 2005 Equity Incentive Plan (no acceleration upon change of control)

31.1*	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	— Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.