Form 10-Q
period 2005-06-30
F5 NETWORKS INC
filed 2005-08-09
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
The number of shares outstanding of the registrant’s common stock as of August 4, 2005 was 38,458,078.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2005

F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	September 30,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$11,587	$24,901
Short-term investments	196,530	115,600
Restricted cash	2,400	—
Accounts receivable, net of allowances of $3,060 and $3,161	37,749	22,665
Inventories	2,288	1,696
Deferred tax assets	3,233	4,494
Other current assets	9,744	5,776

Total current assets	263,531	175,132

Restricted cash	3,875	6,243
Property and equipment, net	15,563	11,954
Long-term investments	120,962	81,792
Deferred tax assets	42,592	26,886
Goodwill	50,067	50,067
Other assets, net	8,856	8,279

Total assets	$505,446	$360,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,201	$4,840
Accrued liabilities	19,290	17,668
Deferred revenue	36,905	28,064

Total current liabilities	62,396	50,572

Long-term liabilities	2,701	2,136

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 100,000 shares authorized, 38,387 and 34,772 shares issued and outstanding	403,641	306,655
Accumulated other comprehensive loss	(862)	(498)
Retained earnings	37,570	1,488

Total shareholders’ equity	440,349	307,645

Total liabilities and shareholders’ equity	$505,446	$360,353

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues
Products	$57,112	$32,537	$156,836	$88,633
Services	15,952	11,706	43,967	32,338

Total	73,064	44,243	200,803	120,971

Cost of net revenues
Products	12,751	7,267	35,099	19,915
Services	4,306	2,832	11,600	7,920

Total	17,057	10,099	46,699	27,835

Gross profit	56,007	34,144	154,104	93,136

Operating expenses
Sales and marketing	23,207	16,907	63,732	47,781
Research and development	7,547	6,253	22,310	17,597
General and administrative	5,833	4,069	16,693	11,271
Amortization of unearned compensation	—	—	—	10

Total	36,587	27,229	102,735	76,659

Income from operations	19,420	6,915	51,369	16,477
Other income, net	2,123	848	5,151	1,840

Income before income taxes	21,543	7,763	56,520	18,317
Provision for income taxes	7,566	347	20,438	1,145

Net income	$13,977	$7,416	$36,082	$17,172

Net income per share — basic	$0.37	$0.22	$0.98	$0.52

Weighted average shares — basic	37,918	34,382	36,795	32,760

Net income per share — diluted	$0.35	$0.20	$0.93	$0.48

Weighted average shares — diluted	39,418	36,969	38,739	35,703

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JUNE 30, 2005
(unaudited, in thousands)

			Accumulated
	Common Stock		Other		Total
			Comprehensive	Retained	Shareholders’
	Shares	Amount	Income / (Loss)	Earnings	Equity
Balance, September 30, 2004	34,772	$306,655	$(498)	$1,488	$307,645
Exercise of employee stock options	3,479	60,851	—	—	60,851
Issuance of stock under employee stock purchase plan	136	3,837	—	—	3,837
Tax benefit from employee stock transactions	—	32,298	—	—	32,298
Net income	—	—	—	36,082	—
Foreign currency translation adjustment	—	—	(1)	—	—
Unrealized loss on investments	—	—	(363)	—	—
Comprehensive income	—	—	—	—	35,718

Balance, June 30, 2005	38,387	$403,641	$(862)	$37,570	$440,349

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended
	June 30,
	2005	2004
Operating activities
Net income	$36,082	$17,172
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of assets	39	—
Realized gain on sale of investments	—	(3)
Amortization of unearned compensation	—	10
Provision for doubtful accounts and sales returns	1,081	962
Depreciation and amortization	4,863	3,568
Deferred tax assets	(14,044)	—
Tax benefit from employee stock option plans	32,298	—
Changes in operating assets and liabilities:
Accounts receivable	(16,164)	(1,049)
Inventories	(592)	(1,099)
Other current assets	(3,379)	597
Other assets	(131)	(628)
Accounts payable and accrued liabilities	3,357	2,666
Deferred revenue	8,841	7,015

Net cash provided by operating activities	52,251	29,211

Investing activities
Purchase of investments	(318,309)	(307,637)
Sale of investments	197,436	186,672
Investment in restricted cash	(34)	(183)
Acquisition of intangible assets, net	(2,528)	—
Acquisition of business, net of cash acquired	—	(26,899)
Purchases of property and equipment	(6,759)	(4,735)

Net cash used in investing activities	(130,194)	(152,782)

Financing activities
Proceeds from public offering, net of issuance costs	—	113,636
Sale of stock to employees under stock option plans and ESPP	64,605	21,606

Net cash provided by financing activities	64,605	135,242

Net (decrease) increase in cash and cash equivalents	(13,338)	11,671
Effect of exchange rate differences	24	143

Cash and cash equivalents, at beginning of period	24,901	10,351

Cash and cash equivalents, at end of period	$11,587	$22,165

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
Reclassification
     Certain reclassifications have been made to prior year balances to conform to the current period presentation. Specifically, the Company’s U.S. deferred tax liabilities have been reclassified and presented net of U.S. deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The reclassifications had no impact on previously reported net income or shareholders’ equity.
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

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Goodwill
     Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company has adopted the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in July 2003. Additional goodwill of $25.9 million was recorded as a result of the MagniFire acquisition on May 31, 2004. The Company concluded that there was no impairment of goodwill during the nine months ended June 30, 2005 and 2004, respectively.
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

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$13,977	$7,416	$36,082	$17,172
Add : Stock-based employee compensation expense under APB No. 25 included in reported net income, net of tax effect	—	—	—	10
Deduct : Total stock-based employee compensation expense determined under the fair value method, net of tax effect	1,883	4,885	7,020	14,697

Pro forma net income	$12,094	$2,531	$29,062	$2,485

Net income per share :
As reported — basic	$0.37	$0.22	$0.98	$0.52

Pro forma — basic	$0.32	$0.07	$0.79	$0.08

As reported — diluted	$0.35	$0.20	$0.93	$0.48

Pro forma — diluted	$0.31	$0.07	$0.75	$0.07

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
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator
Net income	$13,977	$7,416	$36,082	$17,172

Denominator
Weighted average shares outstanding — basic	37,918	34,382	36,795	32,760
Dilutive effect of common shares from stock options	1,500	2,587	1,944	2,943

Weighted average shares outstanding — diluted	39,418	36,969	38,739	35,703

Basic net income per share	$0.37	$0.22	$0.98	$0.52

Diluted net income per share	$0.35	$0.20	$0.93	$0.48

     Approximately 0.4 million and 1.4 million common shares potentially issuable from stock options for the three and nine months ended June 30, 2005 and 2004, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the market price.
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
     In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” This Statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Among other items, SFAS 123(R) eliminates the use of APB 25 and intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. While the Company is not required to adopt SFAS 123(R) until the first quarter of fiscal 2006, it has elected to early-adopt the statement effective July 1, 2005, using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense will be recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company expects to recognize pre-tax stock-based compensation costs of $5.2 million ($3.3 million net of tax) in the fourth quarter of fiscal 2005. The Company will not adjust prior period financial statements under the optional modified retrospective methods of adoption.
     In May of 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting and

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial condition or results of operations.
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
     The Company offers warranties of one year for hardware with the option of purchasing additional warranty coverage generally in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. The following table summarizes the activity related to product warranties during the three months and nine months ended June 30, 2005 and 2004 (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Balance, beginning of period	$1,063	$830	$1,062	$827
Provision for warranties issued	502	367	1,039	581
Payments	(504)	(135)	(1,040)	(346)

Balance, end of period	$1,061	$1,062	$1,061	$1,062

Purchase Commitments
     The Company currently has arrangements with contract manufacturers and other suppliers for the manufacture of the Company’s products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless cancellation is given outside of applicable lead times. As of June 30, 2005, the Company was committed to purchase approximately $9.9 million of such inventory over the next quarter.
Litigation
     The Company is not aware of any pending legal proceedings that, individually or in the aggregate, would have a material adverse effect on the Company’s business, operating results, or financial condition. The Company may in the future be party to litigation arising in the ordinary course of business, including claims of alleged infringement upon third-party trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3. Restructuring Charge
     During the fiscal year 2002, the Company executed on a restructuring plan that included the discontinuation of its cache appliance business. As a result of discontinuing this line of business and other changes in the overall business, the Company incurred restructuring charges of $3.3 million for the fiscal year 2002. The restructuring charges included employee termination benefits, impaired assets, consolidation of excess facilities, and other obligations for which the Company no longer derives an economic benefit. There were no restructuring charges for the three months or nine months ended June 30, 2005 and 2004.
     The activity of the remaining restructuring liability included as a component of accrued liabilities on the balance sheet for the nine months ended June 30, 2005 is presented below (in thousands):

	Balance at		Cash Payments	Balance at
	September 30,	Additional	and	June 30,
	2004	Charges	Write-offs	2005
Excess facilities	$625	$—	$(66)	$559

     The excess facilities charge was the result of the Company’s decision to exit its support facility in Washington, D.C. and was estimated based on current comparable rates for leases in the respective market. In April 2003, the excess facilities were subleased at the then current market value. Since then the difference between the lease payments and sublease income has historically been applied against the restructuring liability. During the nine months ended June 30, 2005, timely receipts of sublease income were not received and the collectibility of sublease income is uncertain. If we are unable to collect further sublease income throughout the duration of the lease term, expiring in 2007, the actual loss may be increased from the original estimate and an additional restructuring charge may be required.
4. Geographic Sales and Significant Customers
     The following presents revenues by geographic region (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Americas	$46,989	$27,777	$119,665	$73,916

Europe	12,730	7,145	34,466	17,850

Japan	6,007	4,831	26,889	17,970

Asia Pacific	7,338	4,490	19,783	11,235

	$73,064	$44,243	$200,803	$120,971

     The Company’s customers are in diverse industries and geographic locations. Net revenues from international customers are primarily denominated in U.S. dollars and totaled approximately $26.1 million and $16.5 million for the three months ended June 30, 2005 and 2004 respectively, and $81.1 million and $47.1 million for the nine months ended June 30, 2005 and 2004, respectively. One domestic distributor accounted for 22.7% and 19.9% of total net revenue for the three months ended June 30, 2005 and 2004, respectively. This distributor accounted for 19.0% and 17.5% of total net revenue for the nine months ended June 30, 2005 and 2004, respectively. This distributor also accounted for 31.1% of accounts receivable as of June 30, 2005 and 26.9% as of September 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 7, 2004. Our discussion may contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, based upon current expectations. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. Because these forward-looking statements involve risks and uncertainties, our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and “Business” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, and elsewhere in this report.
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
     Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:
• Revenues. The majority of our revenues are derived from sales of our core products; BIG-IP Local Traffic Manager; BIG-IP Global Traffic Manager; BIG-IP ISP Traffic Manager; TrafficShield Application Firewall, and FirePass SSL VPN servers. We also derive revenues from the sales of services including annual maintenance contracts, installation, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are key indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.
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
• Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments during the first nine months of fiscal 2005 was primarily due to the proceeds from the exercise of employee stock options and cash from operations. Going forward, we believe the primary driver of our cash flows will be net income from operations. Capital expenditures during the first nine months of fiscal 2005 were comprised primarily of tenant improvements and information technology infrastructure and equipment to support the growth of our core business activities.
• Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health. Deferred revenues continued to increase due to the growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our day’s sales outstanding for the third quarter of fiscal 2005 was 46. We expect to maintain this metric in the mid-to-high 40’s range going forward.
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
     Reserve for Doubtful Accounts. Estimates are used in determining our allowance for doubtful accounts and are based upon an assessment of selected accounts and as a percentage of our remaining accounts receivable by aging category. In determining these percentages, we evaluate historical write-offs, current trends in the credit quality of our customer base, and changes in our credit policies. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require any collateral. If there is deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our allowance for doubtful accounts may not be sufficient.
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
Results of Operations

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
		(in thousands, except percentages)
Revenues
Net revenues
Products	$57,112	$32,537	$156,836	$88,633
Services	15,952	11,706	43,967	32,338

Total	$73,064	$44,243	$200,803	$120,971

Percentage of net revenues
Products	78.2%	73.5%	78.1%	73.3%
Services	21.8	26.5	21.9	26.7

Total	100.0%	100.0%	100.0%	100.0%

     Net revenues. Total net revenues increased approximately 65% for the three and nine months ended June 30, 2005, from comparable periods in the prior year. The improvements were due to increased demand of our core traffic management products, particularly our recently introduced Version 9 BIG-IP products. Revenues from our new security products, predominantly our FirePass SSL/VPN products, contributed to the overall increase and represented 10.4% and 9.5% of total revenues for the three and nine months ended June 30, 2005, respectively. Higher services revenues resulting from our increased installed base of products contributed to the overall increases as compared to each of the prior periods. Each of our primary geographic regions reported higher revenues compared to the prior year period; however, the increase in revenues was primarily driven by higher sales in the Americas. International revenues were 35.7% of total net revenues for the three months ended June 30, 2005 compared to 37.2% for the same period in the prior year. International revenues increased to 40.4% of total net revenues for the nine months ended June 30, 2005 compared to 38.9% in the prior year. We expect international revenues will continue to represent a significant amount of total net revenues although we cannot provide assurance that international revenues as a percentage of total net revenues will remain at current levels.
     Net product revenues increased 75.5% and 76.9% for the three and nine months ended June 30, 2005, respectively, from the comparable periods in the prior year. Sales of our BIG-IP family of application traffic management products represented 88.8% and 88.2% of product revenues for the three months ended June 30, 2005 and 2004, respectively, and 89.5% and 91.0% of product revenues for the nine months ended June 30, 2005 and 2004, respectively. Net services revenues increased 36.3% and 36.0% for the three and nine months ended June 30, 2005, respectively, up from the comparable periods in the prior year. The increase in services revenue was primarily due to increases in the purchase or renewal of service and support contracts as our installed base of products increased.
     Ingram Micro Inc., one of our domestic distributors, accounted for 22.7% and 19.9% of our total net revenues for the three months ended June 30, 2005 and 2004, respectively. For the nine months ended June 30, 2005 and 2004, this distributor accounted for 19.0% and 17.5% of our total net revenues, respectively. Ingram Micro Inc. accounted for 31.1% of our accounts receivable as of June 30, 2005.

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
		(in thousands, except percentages)
Gross margin
Cost of net revenues
Products	$12,751	$7,267	$35,099	$19,915
Services	4,306	2,832	11,600	7,920

Total	$17,057	$10,099	$46,699	$27,835

Gross margin	$56,007	$34,144	$154,104	$93,136

Cost of net revenues (as a percentage of related revenue)
Products	22.3%	22.3%	22.4%	22.5%
Services	27.0	24.2	26.4	24.5

Total	23.3	22.8	23.3	23.0

Gross margin	76.7%	77.2%	76.7%	77.0%

     Cost of Net Product Revenues. Cost of net product revenues consists of finished products purchased from our contract manufacturers, third-party software license fees, manufacturing overhead, freight, warranty, amortization of acquired technology, and in some cases provisions for excess and obsolete inventory. Our product margins remained stable for all periods presented at approximately 77%. In absolute dollars, cost of net product revenues increased 75.5% and 76.2% for the three and nine months ended June 30, 2005, respectively, up from the comparable periods in the prior year. The increases were primarily due to an increase in the amount of units shipped.
     Cost of Net Services Revenues. Cost of net service revenues consist of the salaries and related benefits of the majority of our professional services staff, travel, facilities, and depreciation expenses. For the three and nine months ended June 30, 2005, cost of net services revenues increased as a percentage of services revenues and increased in absolute dollars as a result of the recent growth in headcount. Services employee headcount at the end of June 2005 increased to 121 from 87 at the end of June 2004. We expect cost of services revenues to continue at these higher levels to support the growth in revenues.
     We expect to maintain our gross margins in the near term; however, gross margins could be adversely affected by increased material costs, component shortages, excess and obsolete inventory charges and heightened sales price competition.

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$23,207	$16,907	$63,732	$47,781
Research and development	7,547	6,253	22,310	17,597
General and administrative	5,833	4,069	16,693	11,271
Amortization of unearned compensation	—	—	—	10

Total	$36,587	$27,229	$102,735	$76,659

Operating expenses (as a percentage of revenue)
Sales and marketing	31.8%	38.2%	31.7%	39.5%
Research and development	10.3	14.1	11.1	14.5
General and administrative	8.0	9.2	8.3	9.3
Amortization of unearned compensation	—	—	—	—

Total	50.1%	61.5%	51.2%	63.4%

     Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related expenses of our sales and marketing staff, costs of our marketing programs, including public relations, advertising and trade shows, facilities and depreciation expenses. The decrease in sales and marketing expenses as a percentage of total net revenues is primarily the result of leveraging our existing sales and distribution infrastructure to support the increased net revenues. In absolute dollars, sales and marketing expenses increased 37.3% and 33.4% for the three and nine months ended June 30, 2005, respectively, up from the comparable periods in the prior year. The increase in sales and marketing expenses was primarily due to higher commissions and personnel costs of $4.3 million and $10.8 million for the three and nine months ended June 30, 2005, respectively. The increased commission and personnel costs were driven by growth in employee headcount and increased revenue for the respective periods. Sales and marketing headcount at the end of June 2005 increased to 309 from 244 at the end of June 2004. In the future, we expect to continue to increase our sales and marketing expenses to grow revenues and increase our market share.
     Research and development. Research and development expenses consist of salaries and benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 20.7% and 26.8% for the three and nine months ended June 30, 2005, respectively, up from the comparable periods in the prior year. The increase was partially due to higher personnel costs of $0.4 million and $2.5 million for the three and nine months ended June 30, 2005, respectively. Research and development headcount at the end of June 2005 totaled 211 up from 177 at the end of June 2004. Higher prototype expenses of $0.7 million and $1.4 million for the three and nine months ended June 30, 2005, respectively, also contributed to the increase. We expect to continue to increase research and development expenses as our future success is dependent on the continued enhancement of our current products and our ability to develop new, technologically-advanced products that meet the changing needs of our customers.
     General and administrative. General and administrative expenses consist of salaries and related expenses of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. The decrease in general and administrative expenses as a percentage of total net revenues is primarily the result of leveraging our existing corporate infrastructure to support the increased net revenues. In absolute dollars, general and administrative expenses increased 43.4% and 48.1% for the three and nine months ended June 30, 2005, respectively, up from the comparable periods in the prior year. The increase was primarily due to higher salary and benefit costs of $0.7 million and $2.3 million and higher professional service fees of $0.5 million and $1.5 million for the three and nine months ended June 30, 2005, respectively. The increase in personnel costs was primarily driven by growth in headcount. General and administrative headcount at the end of June 2005 increased to 92 from 74 at the end of June 2004. The increase in professional service fees, particularly audit and internal controls review in connection with the Sarbanes-Oxley Act of 2002, is expected to remain at these increased levels as the Company continues to build its infrastructure to support the worldwide growth of our business.
     Amortization of unearned compensation. During the current period we did not issue any stock awards below fair market value on the date of the respective grant. Accordingly we recorded no compensation expense related to stock-based incentives during the current period. However, we have decided to early-adopt the provisions of the recently revised rules pertaining to stock-based compensation arrangements and expect to recognize pre-tax stock-based compensation costs of $5.2 million in the fourth quarter of fiscal 2005. For fiscal 2006, we expect the pre-tax charge to be approximately $6 million per quarter, or $24 million for the full year, not including incremental costs for any additional follow-on awards which may be granted in the fourth quarter of fiscal 2006.

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
		(in thousands, except percentages)
Other income and income taxes
Income from operations	$19,420	$6,915	$51,369	$16,477
Other income, net	2,123	848	5,151	1,840

Income before income taxes	21,543	7,763	56,520	18,317
Provision for income taxes	7,566	347	20,438	1,145

Net income	$13,977	$7,416	$36,082	$17,172

Other income and income taxes (as a percentage of revenue)
Income from operations	26.6%	15.6%	25.6%	13.6%
Other income, net	2.9	1.9	2.6	1.5

Income before income taxes	29.5	17.5	28.2	15.1
Provision for income taxes	10.4	0.8	10.2	0.9

Net income	19.1%	16.8%	18.0%	14.2%

     Other income, net. Other income, net, consists of interest income and foreign currency transaction gains and losses. The significant increase was due to a combination of higher yields and increased investment balances.
     Income taxes. We recorded a 36% provision for income taxes for the nine months ended June 30, 2005. In the prior comparable periods when we had a valuation allowance offsetting our U.S. deferred tax assets, the provision for income taxes consisted primarily of foreign taxes related to our international operations. In the fourth quarter of fiscal 2005, we expect to record a provision for income taxes comparable to the current period; however, our effective tax rate may fluctuate based on a number of factors including variations in estimated taxable income in our geographic locations, unforeseen changes in the valuation of our net deferred tax assets or changes in tax laws or interpretations thereof.
Financial Condition
     Cash and cash equivalents, short-term investments and long-term investments were $329.1 million as of June 30, 2005 compared to $222.3 million as of September 30, 2004. The increase was due to cash provided by operations of $52.3 million and cash received from employee stock option exercises and ESPP activity of $64.6 million.
     Cash provided by operating activities was $52.3 million for the nine months ended June 30, 2005 compared to $29.2 million for the same period in the prior year. Cash flow from operations in the nine months ended June 30, 2005 resulted from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including corporate tax deductions on certain employee stock option exercises and depreciation and amortization charges. Due to the significant amount of cumulative net operating losses for tax purposes we do not expect to incur or remit U.S. federal income taxes for the remainder of fiscal 2005.

     Cash used in investing activities was $130.2 million for the nine months ended June 30, 2005 compared to $152.8 million for the same period in the prior year. The significant amount of cash used in investing activities in the prior period was primarily due to the investment of proceeds from our public offering in November 2003. Cash provided by financing activities for the nine months ended June 30, 2005 was $64.6 million compared to $135.2 million for the same period in the prior year. Our financing activities in the current period consisted of cash received from the exercise of employee stock options and purchases under our employee stock purchase plan. Financing activities in the prior period was primarily attributed to the $113.6 million net proceeds received from the November 2003 public stock offering. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances together with cash generated from operations should be sufficient to meet our operating requirements for the foreseeable future.
     As of June 30, 2005, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2012. There have been no material changes in our principal lease commitments compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2004. In connection with the lease agreement for our corporate headquarters we established a restricted escrow account collateralized by a $6.0 million certificate of deposit that has been included on our balance sheet as a component of restricted cash. In July of 2005, the total amount required in escrow will be reduced to $3.6 million as set forth by the lease agreement.
     We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of June 30, 2005, we were committed to purchase approximately $9.9 million of such inventory over the next quarter.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine month period ended June 30, 2005, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2004.
Item 4. Controls and Procedures
     As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.
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
     We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Subsequently, our independent registered public accounting firm, PricewaterhouseCoopers LLP, will be required to attest to whether our assessment of the effectiveness of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal controls over financial reporting as of September 30, 2005. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for PricewaterhouseCoopers LLP to provide its attestation report. We have not yet completed this process or its assessment, and this process will continue to require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.
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
     Reference is made to Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2004, filed with the Securities and Exchange Commission on December 7, 2004 for descriptions of our legal proceedings. We continue to believe that the resolution of these legal proceedings will not have a material adverse effect on us and other than the settlement with Radware in March 2005; there have been no other material developments since our 10-K filing.
Item 5. Other Information
     (a) On August 1, 2005, as part of an equity incentive plan for eligible employees and non-employee directors, the Board of Directors of F5 Networks, Inc. were each granted 2,500 restricted stock units (“RSUs”) under the terms of the 2005 Equity Incentive Plan. The closing sale price per share of our common stock on August 1, 2005 was $42.17. Directors receiving RSU grants were A. Gary Ames, Keith D. Grinstein, Karl D. Guelich, Alan Higginson and Rich Malone. Subject to the director’s continuing service with the Company throughout such period, the RSUs will vest on the date of the Company’s Annual Meeting of Shareholders for fiscal year end 2005 except that in the event of a change in control of the Company, the vesting of 100% of the RSUs will accelerate immediately prior to the change of control.
     Certain of the Company’s executive officers also received RSU grants under the terms of the 2005 Equity Incentive Plan. John McAdam, the Company’s Chief Executive Officer and President, was granted 50,000 RSUs. Dan Matte, the Company’s Senior VP of Marketing, was granted 25,000 RSUs. The Company’s other executive officers, Julian Eames, Tom Hull, Jeff Pancottine, Joann Reiter and Karl Triebes were each granted 20,000 RSUs. Subject to the officer’s continuing service with the Company throughout such period, the RSUs will vest in consecutive equal quarterly increments over the two year period following the date of grant except that in the event of a change in control of the Company, the vesting of 100% of the RSU’s will accelerate immediately prior to the change of control.

Item 6. Exhibits

Exhibit
Number		Exhibit Description
3.1	—	Second Amended and Restated Articles of Incorporation of the Registration (1)

3.2	—	Amended and Restated Bylaws of the Registrant (1)

4.1	—	Specimen Common Stock Certificate (1)

10.1*	—	Form of restricted stock unit agreement under the 2005 Equity Incentive Plan (with acceleration upon change of control)

10.2*	—	Form of restricted stock unit agreement under the 2005 Equity Incentive Plan (no acceleration upon change of control)

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of August, 2005.

F5 NETWORKS, INC.

By:	/s/ STEVEN B. COBURN

Steven B. Coburn
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer )

EXHIBIT INDEX

Exhibit
Number		Exhibit Description
3.1	—	Second Amended and Restated Articles of Incorporation of the Registration (1)

3.2	—	Amended and Restated Bylaws of the Registrant (1)

4.1	—	Specimen Common Stock Certificate (1)

10.1*	—	Form of restricted stock unit agreement under the 2005 Equity Incentive Plan (with acceleration upon change of control)

10.2*	—	Form of restricted stock unit agreement under the 2005 Equity Incentive Plan (no acceleration upon change of control)

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.