Form 10-K
period 2005-09-30
F5 NETWORKS INC
filed 2005-12-13
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005
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
Common Stock, no par value
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of March 31, 2005, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $1,886,824,225 based on the closing sales price of the Registrant’s Common Stock on the Nasdaq National Market on that date.
      As of December 5, 2005, the number of shares of the Registrant’s Common Stock outstanding was 39,420,897.
DOCUMENTS INCORPORATED BY REFERENCE
     Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the Registrant’s Definitive Proxy Statement for the Annual Shareholders Meeting to be held on March 2, 2006, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this Report relates.

F5 NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2005

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
General
      F5 Networks, Inc. is a leading provider of application delivery networking products that improve the performance, availability and security of applications running on networks that use the Internet Protocol (IP). IP traffic between servers running applications and clients using those applications passes through our products where the content is inspected to ensure that it is delivered securely and in a way that optimizes the performance and availability of both the network and the applications.
      Our BIG-IP products help manage IP traffic between network servers, clients and other devices in a way that maximizes the availability, scalability and throughput of those network components and the applications that run on them. Our complementary FirePass SSL VPN products let enterprises provide anyone connected to the Internet with secure remote access to their corporate networks and applications by leveraging standard Web browser technology. Our TrafficShield application firewall, which is available as a stand-alone appliance and as a software module on BIG-IP, provides content-based, application-level security against malicious attacks that network firewalls and other security devices can’t prevent. Our BIG-IP products share a common full-proxy operating system, TMOS, or Traffic Management Operating System, that enables them to inspect and modify traffic flows to and from servers and has built-in functionality to secure, optimize and ensure the availability of application traffic. Our application delivery networking products that are integrated on the TMOS platform also share a common software interface called iControl, which enables them to communicate with one another and allows them to be integrated with third party products, including custom and commercial enterprise applications.
      The flexibility of our software-based technology, the breadth of functionality available on our products and the integration of that functionality through iControl and TMOS are characteristics that we believe differentiate our products from other application delivery networking products. These characteristics enable us to provide comprehensive solutions that address many elements required for IP-based networks and business applications, including high availability, high performance, intelligent traffic management, streamlined manageability, bandwidth optimization, remote access to corporate networks, and network and application security. In connection with our products, we offer a broad range of services including consulting, training, installation, maintenance and other technical support services.
      On October 4, 2005, we acquired Swan Labs, Inc., or Swan Labs, for $43 million in cash. As a result of the transaction, we acquired all the assets of Swan Labs, including its principal products, WANJet and WebAccelerator. WANJet devices are deployed in data centers and branch offices to speed up file transfers, email, and the performance of any IP-based application that runs over a Wide Area Network (WAN). WebAccelerator works in concert with WANJet to speed up the performance of IP-based enterprise applications running over WANs. The acquisition of Swan Labs expands our product line and gives us broader access to the WAN optimization and web acceleration markets.

      We were incorporated on February 26, 1996 in the State of Washington. Our headquarters is in Seattle, Washington and our mailing address is 401 Elliott Avenue West, Seattle, Washington 98119. The telephone number at our executive offices is (206) 272-5555. We have subsidiaries or branch offices in Australia, Canada, China, France, Germany, Hong Kong, Israel, Japan, Malaysia, Northern Ireland, Russia, Singapore, South Korea, Taiwan, Thailand and the United Kingdom. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website www.f5.com as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The information found on our Internet site is not part of this or any other report we file with or furnish to the Securities and Exchange Commission.
      Unless the context otherwise requires, in this Annual Report on Form 10-K, the terms “F5 Networks,” “the Company,” “we,” “us,” and “our” refer to F5 Networks, Inc. and its subsidiaries. Our fiscal year ends on September 30 and fiscal years are referred to by the calendar year in which they end. For example, “fiscal year 2005” and “fiscal 2005” refer to the fiscal year ended September 30, 2005.
Industry Background
      Internet Protocol (IP) is a communications language used to transmit data over the Internet. Since the late 1990’s, businesses have responded to the power, flexibility and economy of the Internet by deploying new IP-based applications, upgrading their client-server applications to new IP-enabled versions, and enabling existing or legacy applications for use over the Internet. Over the next several years, we believe this process will accelerate as more and more organizations discover the benefits of deploying IP-enabled applications and new technologies continue to enhance the performance, reliability and security of both applications and IP networks. In addition, we believe the growth of Internet usage will continue to be driven by new applications such as Web Services, Voice over IP, increased penetration of broadband Internet access enabling the remote use of more applications, and the increasing popularity of mobile Internet access through wireless devices such as cellular telephones, PDAs and notebook computers.

Internet Architecture
      IP requires all data transmitted across the Internet to be divided into packets at the source and reassembled at the destination. The Open Systems Interconnect (OSI) Reference Model is the framework that divides network functions into seven layers and specifies how the layers should interact to enable all of a network’s different hardware and software components to work together to accomplish this process. Prior to transmission, each packet of data is automatically given a header that identifies the source and destination of the packet. This header information is used in the OSI Model for the purposes of identifying, routing and sequencing data packets, and is stripped from the data upon arrival at its destination. Layers 2-4 of the OSI Model perform standardized, repetitive tasks such as ensuring that packets of information sent over the Internet arrive at the destination to which they are addressed and are reassembled in the correct sequence. Consequently, most Layer 2-4 switches are hardware-based devices that use application-specific integrated circuits (ASICs) and are optimized for speed. Unlike Layers 2-4, Layer 7, which in practice includes the functions ascribed to Layers 5 and 6 in the OSI model, is complex and variable and must support end-user applications and processes on a wide variety of platforms and devices. While most Layer 4 switches rely on hardware-based architectures to maximize throughput, the demands of processing data at Layer 7 increasingly require flexibility and adaptability that can be achieved only through a software-based solution. The challenge in building highly flexible, function-rich, software-based switches for application delivery networking is to deliver these capabilities at speeds that do not slow the speed of network traffic.

Application Delivery Networking
      As more applications are IP-enabled, there is growing demand for Layer 7 technology that can read the entire contents or flow of data in a packetized transmission and make intelligent decisions based on a dynamic set of business rules about how to handle the transmission to make the applications, network, and servers always secure, fast, and available. Basic Layer 7 functions include load-balancing (distributing traffic across multiple servers while making them appear to be a single server), and health-checking (monitoring the performance of servers and applications to ensure that they are working properly before routing traffic to them). In addition, Layer 7 processing encompasses a growing number of functions that have typically been performed by the server or the application itself, or by point solutions running on separate devices. Functions in this category include: SSL Acceleration — using Secure Socket Layer (SSL) encryption to secure traffic between the server and the browser on an end user’s client device; Rate Shaping — prioritizing transmissions according to preset rules that give precedence to different types of traffic; Compression — reducing the volume of data transmitted to take maximum advantage of available bandwidth; TCP Optimization — improving server efficiency by maintaining an open connection with a server during interactive sessions; IPv6 Translation — enabling communication and interoperability between networked devices using IPv6, the newest version of the Internet Protocol, and those using the older version IPv4; and modifying the content of a transaction to improve security.
      In addition to optimizing the performance and availability of their networks and applications, enterprises face the increasingly complex challenge of providing security for applications and data that are accessible over their IP networks. Layer 7 or application level security includes three basic components: providing employees, partners and customers with secure access to corporate applications; ensuring that access is limited to those applications for which a user is specifically authorized; and protecting the integrity of applications and data.
      Currently, the most widespread solution for secure remote access is technology that uses the IP Security (IPSec) Protocol to establish a secure virtual private network (VPN) between a remote device, such as a user’s home PC or a laptop, and the corporate network. Although an IPSec VPN tunnel is very secure, it has a number of drawbacks. One is that IPSec requires the remote device to have special software installed on it, and maintaining the most current version of this software on all user devices is time consuming and costly. A more serious issue is that once IPSec establishes a connection between a user and the corporate network, the user has full access to any application in the network and the only way to prevent unauthorized use is to secure each application or physically segment the network. As an alternative to using IPSec VPNs for remote access, technology that employs SSL encryption to establish a secure VPN has emerged and is making rapid inroads in the market. Because this technology relies on the SSL capabilities resident in any standard Web browser, it is not necessary to install additional software on the remote device. This makes it possible to access the network from a cell phone, PDA, kiosk, laptop, PC, or any other device with a standard browser. In addition, SSL VPN technology supports the creation of separate VPN tunnels to each application for which a user is authorized. This allows enterprises to exercise more control over who can gain access to various parts of the network and to specific applications.
      Along with the need to provide secure connectivity between users and applications, enterprises face an immediate and growing need to protect applications and other data center resources from application-level security threats that pass through conventional firewalls and slip past intrusion detection and prevention (IDS and IPS) devices. SQL Slammer Worm, a virus that infected millions of servers in a matter of minutes and nearly shut down the Internet in January 2003, is a prime example of how attacks are now focused at the application level. By exploiting characteristics of the User Datagram Protocol (UDP) which allows direct transmission of data to a server, SQL Slammer Worm slipped past network security devices disguised as a simple data request. Once inside the application, the code rewrote the server’s own instructions, replicating and sending copies of itself to thousands of other servers. Because it was a “day-zero” attack — i.e., a brand new threat with no prior history — intrusion detection and prevention devices were not equipped with a signature to identify the SQL Slammer Worm and were unable to prevent it.
      In the wake of the SQL Slammer Worm and plagued by other malicious attacks, enterprises have begun to look beyond traditional security measures for solutions that can detect and shut down day-zero, application-level attacks. Under the general category of application security, F5’s solutions apply a “positive” security model that contrasts with the “negative” security model used by IDS and IPS devices. In a negative security model, incoming traffic is checked against a list of signatures for known worms, viruses and other security threats, and if no match is found the traffic is allowed to pass. In a positive security model, incoming traffic is checked against a set of rules that define what specific elements are permissible in traffic headed for a particular application and rejects traffic containing anything that does not conform to the rules. In the case of SQL Slammer Worm, a positive security device would have recognized that the UDP packet carrying the SQL Slammer Worm was not a simple data request and blocked the transmission.
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
      Since most large enterprises have hundreds — if not thousands — of servers and applications, it is not practical to build functions that optimize the performance, availability and security of applications into the applications themselves. Even if it were, maintenance costs would be prohibitive and the net result would be a negative impact on the overall performance of servers and applications. Deploying point solutions in the network eliminates those problems but creates a new set of challenges. Using point solutions from multiple vendors can create interoperability issues, and problems that do occur can be difficult to troubleshoot. From a security standpoint, it is also much more difficult to audit traffic passing through multiple devices. As a result, enterprise customers are demanding products that integrate the growing number of Layer 7 application traffic management and security functions on a single platform. In the past, we have referred to these functions collectively as “application traffic management.” However, as the scope and complexity of functions performed at Layer 7 has increased, we believe the term “application delivery networking” is more apt to describe the components of our addressable market, which include application security, application optimization and application availability.
The F5 Solution
      We are a leading provider of application delivery networking products that ensure the security, optimization and availability of applications for any user, anywhere. We believe our products offer the most intelligent architecture and advanced functionality in the marketplace along with performance, flexibility and usability features that help organizations improve the way they serve their employees, customers, and partners while lowering operational costs.
      Software Based Products. From inception, we have been committed to the belief that the complexity of Layer 7 application delivery networking requires a software-based rather than a hardware-based solution. We believe our modular software architecture enables us to deliver the broadest range of integrated functionality in the market and facilitates the addition and integration of new functionality. We also believe that integrating our software with commodity hardware components enables us to build products that deliver superior performance, functionality and flexibility at competitive prices.
      Full Proxy Architecture. The core of our software technology is the Traffic Management Operating System (TMOS) introduced in September 2004 as part of BIG-IP version 9. We believe this is a major enhancement of our previous technology that enables BIG-IP version 9 to deliver functionality that is superior on many levels to any other application delivery networking product in the market. With TMOS, BIG-IP version 9 employs a full proxy architecture that enables it to inspect, modify and direct both inbound and outbound traffic flows across multiple packets. This ability to manage application traffic to and from servers enables BIG-IP version 9 to direct, optimize and secure that traffic in ways that are not possible with other application delivery networking solutions.
      Modular Functionality. In addition to its full proxy architecture, TMOS is specifically designed to facilitate the development and integration of application delivery networking functions as modules that can be added to BIG-IP’s core functionality to keep pace with rapidly evolving customer needs. Add-on modules currently available with BIG-IP version 9 include: Intelligent Compression; SSL Acceleration; Layer 7 Rate Shaping; Advanced Client Authentication; IPv6 Gateway; Caching; and others. Recently, we also began shipping TrafficShield, our application firewall, as a software module on BIG-IP, and we are currently beta-testing Global Traffic Manager (GTM) and Link Controller modules on BIG-IP systems at customer sites.
      Application Awareness. The open architecture of TMOS includes an application programming interface (API) called iControl that allows our products to communicate with one another and with third-party software and devices. Through this unique feature, third-party applications and network devices can take an active role in shaping IP network traffic, directing traffic based on exact business requirements defined by our customers and solutions partners and tailored to specific applications. This “application awareness” capability is one of the most important features of our software-based products and further differentiates our solutions from those of our competitors.
      Adaptive Intelligence. The full-proxy capabilities of TMOS enable it to inspect or “read” the entire contents of a transmission across multiple packets and identify specific elements of that transmission, including items such as names, dates, and any type of number or label. Using our industry standard Tool Command Language (TCL) scripting capability, customers can use those elements as variables to create iRules that modify the content and direct the flow of traffic in ways tailored to the dynamic needs of their applications.
      Integrated Layer 7 Solutions. The combination of our full proxy architecture and enhanced iRules enables BIG-IP to intercept, inspect and act on the contents of traffic from virtually every type of IP-enabled application. In addition, the modularity of the TMOS architecture allows us to deliver tightly integrated solutions that secure, optimize and ensure the availability of applications and the networks they run on.
      Our TrafficShield Application Firewall, which we acquired in 2004, was originally designed to run on a full proxy architecture and has recently been ported to TMOS. Using the full proxy capabilities of TMOS, TrafficShield inspects the contents of a transmission and applies a positive security model to identify and neutralize embedded security threats by comparing the contents with rules that define permissible content for specific applications. This has enabled us to integrate the application security functions of TrafficShield with the security and networking features built into TMOS and with the application optimization and availability functions that run on top of TMOS. As a result of this integration, TrafficShield can run as a stand-alone product or as a software module on BIG-IP.
      Like TrafficShield, our FirePass SSL-VPN products incorporate a full proxy architecture to provide secure remote access to corporate networks. Incoming requests for access to the network are terminated at the device where the user is authenticated and authorized to access specific applications before the traffic is sent on to the servers that host those applications. Once the connection is established, access is only permitted to those applications for which a user is authorized, and all traffic between the user and the applications is encrypted and audited. We plan to port the FirePass software to TMOS following the release of our next-generation hardware platform. FirePass is currently integrated with our other products primarily through iControl.
      During the next 12 months, we also plan to port the application acceleration and WAN optimization technology we recently acquired from Swan Labs to TMOS and integrate it with our other products.
Strategy
      Our objective is to lead the industry in delivering the enabling architecture that integrates the network with the applications. This allows organizations to significantly improve costly and time consuming business processes and provide new sources of revenue through highly differentiated offerings. Key components of our strategy include:
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
      Enhancing our brand. We plan to continue building brand awareness that positions us as one of the leading providers of application delivery networking solutions. Our goal is to make the F5 brand to be synonymous with superior technology, high-quality customer service and ease of use.
Products
      Our core technology is software for application delivery networking, including application security and secure remote access. Our products are systems that integrate our software with hardware that is built using a combination of commodity components and our own custom ASIC for Layer 4 processing. Our current offerings include three product families: BIG-IP, FirePass and TrafficShield. In addition, we recently acquired two new application optimization products–WANJet and WebAccelerator-with the purchase of Swan Labs.

BIG-IP
      Our family of BIG-IP Local Traffic Managers includes both IP application switches and server appliances. Members of the BIG-IP family differ primarily in the hardware configurations that make up each system. Our current product family includes four application switches: high-end (BIG-IP 6800 and 6400), mid-range (BIG-IP 3400), and an entry-level (BIG-IP 1500). In addition to CPUs for Layer 7 processing, all but the entry-level systems come equipped with our own proprietary ASIC for high-performance Layer 4 processing, a commodity Layer 2-3 switch for connectivity, and commodity ASICs for SSL encryption and decryption and compression. The BIG-IP 520 and 540 server appliances are equipped with CPUs for high-speed Layer 4-7 processing and are designed to accommodate easily-installed upgrade cards that provide fast, integrated SSL encryption and decryption.
      Other products in our BIG-IP systems family include BIG-IP Global Traffic Manager, formerly called 3-DNS Controller; BIG-IP ISP Traffic Manager, formerly called Link Controller; and Application Accelerator, introduced in FY05. BIG-IP Global Traffic Manager allows enterprises with geographically dispersed data centers to direct traffic to a particular data center in accordance with customized business rules, or to redirect traffic to an available data center if one of their sites becomes overloaded or is shut down for any reason. BIG-IP ISP Traffic Manager allows enterprises with more than one Internet service provider to manage the use of their available bandwidth to minimize costs while ensuring the highest quality of service. Application Accelerator speeds up the performance and improves the bandwidth utilization of IP-based applications running over wide area networks. All three products can be purchased separately as stand-alone systems or bundled with BIG-IP Local Traffic Manager on a single system.

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
      Our FirePass line of SSL VPN servers currently includes the FirePass 1000 and the FirePass 4100, which support 100 and 2000 concurrent users, respectively. Both support the complete range of FirePass software features and offer a comprehensive solution for secure remote access to corporate applications. FirePass 1000 and 4100 are designed to support medium to large businesses.

TrafficShield
      TrafficShield is a Web application firewall that provides comprehensive, proactive, application-layer protection against both generalized and targeted attacks. TrafficShield employs a positive security model (‘deny all unless allowed’) to permit only valid and authorized application transactions. As a result, TrafficShield can prevent “day-zero” attacks and other types of security threats that pass through traditional firewalls and signature-based devices such as intrusion detection and intrusion prevention systems. TrafficShield is available as both a stand-alone system and as an add-on software module for our BIG-IP product family.

WANJet
      WANJet, acquired with the purchase of Swan Labs on October 4, 2005, combines WAN optimization and traffic shaping in a single device to accelerate file transfers, email, data replication, and other applications over IP networks. It provides LAN-like performance on any WAN, ensuring predictable application performance for all users, and encrypts and secures all transfers without performance penalties. WANJet is deployed as dual-sided (symmetric) solution that optimizes application traffic to and from data centers and branch offices.

WebAccelerator
      WebAccelerator, also acquired through our purchase of Swan Labs, speeds web transactions end-to-end by optimizing individual network object requests, connections, and end-to-end transactions from the browser through to databases. Installed single-sided (asymmetric) in the data center, or dual-sided (symmetric) in the data center and in branch locations, WebAccelerator enhances web application performance from any location, speeding up interactive performance, improving download times, utilizing bandwidth more efficiently, and dramatically reducing the cost and improving the response time of delivering Web-enabled applications to the distributed users.
      Currently both WANJet and WebAccelerator run on Swan Labs’ SL400 hardware platform in the data center and SL 200 platforms in branch locations. Over the next 12 to 18 months, we plan to port both WANJet and WebAccelerator software to run on TMOS and our standard F5 hardware platforms and to integrate their technology with our other products.

Enabling Technologies
      Our application delivery networking products come equipped with iControl and iControl Services Manager functions, which are designed to facilitate the broader use of our products. iControl allows customers and independent software vendors to modify their programs to communicate with our products, eliminating the need for human involvement, lowering the cost of performing basic network functions and reducing the likelihood of error. Although we do not derive revenue from iControl itself, the sale of iControl-enabled applications by independent software vendors such as Microsoft and Oracle helps promote and often leads directly to the sale of our other products.
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
      Our principal software engineering group is located in our headquarters in Seattle, Washington. Our core FirePass product development team is located in San Jose, California. Our core TrafficShield product development team is located in Tel Aviv, Israel. Our hardware engineering group is located in Spokane, Washington. The primary product development facility for WANJet and WebAccelerator is in San Jose, California. There is also a smaller development facility for these products in Belfast, Northern Ireland. Members of these teams collaborate closely with one another to ensure the interoperability and performance of our hardware and software systems. In fiscal 2006, we plan to relocate our San Jose development teams to a single facility.
      During the fiscal years ended September 30, 2005, 2004 and 2003, we had research and product development expenses of $31.3 million, $24.4 million and $19.2 million, respectively.
Customers
      Our customers include a wide variety of enterprise customers (Fortune 1000 or Business Week Global 1000 companies) including those in telecommunications, financial services, technology, manufacturing, transportation and government. In fiscal year 2005, international sales represented 40.5% of our net revenues. Refer to note 9 of our consolidated financial statements included in this annual report on Form 10-K for additional information regarding our revenues by geographic area.
      Consistent with our goal of building a strong channel sales model, the majority of our revenue is generated by sales through our distributors and value-added resellers. For fiscal year 2005, sales to Ingram Micro Inc., one of our distributors, represented 18.6% of our revenues. Our agreement with Ingram Micro is a standard, non-exclusive distribution agreement that renews automatically on an annual basis and is terminable by either party with 30 days’ prior written notice. The agreement grants Ingram Micro the right to distribute our products to resellers in North America and certain other territories internationally, with no minimum purchase requirements.
Sales and Marketing

Sales
      We sell our products and services to large enterprise customers through a variety of channels, including distributors, value-added resellers and systems integrators. A substantial amount of our revenue for fiscal year 2005 was derived from these channel sales. We also sell our products and services to major accounts through our own direct sales force. Our agreements with our channel partners are not exclusive and do not prevent them from selling competitive products. These agreements typically have terms of one year with no obligation to renew, and typically do not provide for exclusive sales territories or minimum purchase requirements.
      Direct sales. Our field sales personnel are located in major cities throughout the Americas; Europe, the Middle East, and Africa (EMEA); Japan and the Asia Pacific region. The inside sales team generates and qualifies leads for regional sales managers and helps manage accounts by serving as a liaison between the field and internal corporate resources. We sell our products directly to a limited group of customers, primarily large enterprise end-users whose accounts are managed by our major account services team. Field systems engineers also support our regional sales managers and channel partners by participating in joint sales calls and providing pre-sale technical resources as needed.
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
Backlog
      At the end of fiscal years 2005 and 2004, we had product backlog of approximately $11.7 million and $10.6 million, respectively. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers or product specification changes by the customers. Although we believe that the backlog orders are firm, purchase orders may be cancelled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.
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
Manufacturing
      We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers, primarily Solectron Corporation, for assembly according to our specifications. The contract manufacturers install our software onto the hardware platforms and conduct functionality testing, quality assurance and documentation control prior to shipping our products. Our agreement with Solectron allows them to procure component inventory on our behalf based upon a rolling production forecast. Subcontractors supply Solectron with standard parts and components for our products based on our production forecast. We are contractually obligated to purchase component inventory that our contract manufacturer procures in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As protection against component shortages and to provide replacement parts for our service teams, we also stock limited supplies of certain key components for our products.
      Hardware platforms for our products consist primarily of commodity parts and certain custom components designed and approved by our hardware engineering group. Most of our components are purchased from sources which we believe are readily available from other suppliers. However, several components used in the assembly of our products are purchased from single or limited sources such as our proprietary Layer 4 ASIC that is manufactured for us by a third party contract semiconductor foundry.

Competition
      As the increasing breadth of our product offerings has enabled us to address a broader array of opportunities within the overall Application Delivery Networking market, our competition has become more numerous and more diverse. Our principal competitor in the traffic management market is Cisco Systems, Inc. Other competitors in this market include Nortel Networks Corporation, Juniper Networks, Inc. (which acquired Redline Networks, Inc.), Citrix Systems, Inc. (which acquired Netscaler), Foundry Networks, Inc. and Radware Ltd. In the adjacent WAN optimization and application acceleration markets, we compete mainly with Juniper (which recently acquired Peribit Systems), Cisco (which recently acquired FineGround), and increasingly Packeteer, Inc.
      In the SSL VPN market, we compete with Juniper, Citrix, Aventail Corporation, Nokia, Nortel, and Symantec and a number of smaller players. Because SSL VPNs are a potential replacement for IPSec VPNs, the most widely deployed solution for secure remote access today, we also compete with Check Point Software Technologies, Ltd. which along with Juniper are the market leaders in IPSec VPNs.
      Application firewalls represent an emerging market opportunity that is populated mainly by private, early-development-stage companies. One of these companies, Teros, Inc., was recently acquired by Citrix Systems. As we enter this market with our TrafficShield products, we anticipate that we will also encounter competition from vendors of traditional firewalls and other types of security devices, many of which are larger and better-known vendors than we are.
      Some of our competitors have a longer operating history and greater financial, technical, marketing and other resources than we do. These larger competitors also have a more extensive customer base and broader customer relationships, including relationships with many of our current and potential customers. In addition, many have large, well-established, worldwide customer support and professional services organizations and a more extensive direct sales force and sales channels. Because of our relatively smaller size, market presence and resources, our larger competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. There is also the possibility that these companies may adopt aggressive pricing policies to gain market share. As a result, our competitors could undermine our ability to win new customers and maintain our existing customer base.
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
Employees
      As of September 30, 2005, we employed 792 full-time persons, including 217 in product development, 331 in sales and marketing, 147 in professional services and technical support and 97 in finance, administration and operations. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Directors and Executive Officers of the Registrant
      The following table sets forth certain information with respect to our executive officers and directors as of November 30, 2005:

Name	Age	Position

John McAdam	54	President, Chief Executive Officer and Director
Edward J. Eames	47	Senior Vice President of Business Operations
M. Thomas Hull	46	Senior Vice President of Worldwide Sales
Dan Matte	39	Senior Vice President of Marketing
Jeff Pancottine	45	Senior Vice President and GM, Security Business Unit
Andy Reinland	41	Senior Vice President and Chief Finance Officer
Joann M. Reiter	48	Senior Vice President and General Counsel
John Rodriguez	45	Senior Vice President and Chief Accounting Officer
Karl Triebes	38	Senior Vice President of Product Development and Chief Technology Officer
A. Gary Ames(2)(3)	61	Director
Keith D. Grinstein(1)(2)(3)	45	Director
Karl D. Guelich(1)(2)(3)	63	Director
Alan J. Higginson(1)(3)	58	Chairman of the Board of Directors
Rich Malone(3)	57	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Governance and Nominating Committee.
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
      Jeff Pancottine has served as our Senior Vice President and General Manager of our Security Business Unit since June 2004 and as Senior Vice President of Marketing and Business Development since October 2000. Prior to joining us, Mr. Pancottine served as Senior Vice President of Sales and Marketing for the Media Systems Division of Real Networks, Inc., from April 2000 to October 2000. Prior to that, Mr. Pancottine was the Vice President of Business Marketing at Intel Corporation, from November 1999 to April 2000. From June 1997 to November 1999, Mr. Pancottine held the position of Vice President of Global Marketing at Seq uent Computer Systems, Inc. Mr. Pancottine holds a Master of Engineering in Computer Science from Cornell University, and a B.S. in Computer Science from the University of California at Riverside.
      Andy Reinland was promoted to Senior Vice President and Chief Finance Officer effective October 25, 2005. Reinland joined F5 in 1998, serving as a senior financial analyst and, most recently, Vice President of Finance. Prior to joining F5, Reinland was Chief Financial Officer for RTIME, Inc., a developer of real-time 3D software for Internet applications, which was acquired by Sony. Mr. Reinland started his career in public accounting. Mr. Reinland holds a B.A. in Business from Washington State University.
      Joann M. Reiter was promoted to Senior Vice President and General Counsel in October 2005 and prior to that had served as our Vice President and General Counsel since April 2000 and as General Counsel from April 1998 through April 2000. She has served as our Corporate Secretary since June 1999. Prior to joining us, Ms. Reiter served as Director of Operations for Excell Data Corporation, an information technology consulting and system integration services company from September 1997 through March 1998. From September 1992 through September 1997 she served as Director of Legal Services and Business Development for CellPro, Inc. a medical device manufacturer. She holds a J.D. from the University of Washington and is a member of the Washington State Bar Association.
      John Rodriguez was promoted to Senior Vice President and Chief Accounting Officer effective October 25, 2005. For SEC reporting purposes, Mr. Rodriguez is the principal financial officer. Rodriguez joined F5 in 2001 as Corporate Controller. His most recent position held was Vice President and Corporate Controller. Prior to F5, Rodriguez was Vice President and Chief Financial Officer of CyberSafe, a security solutions company, and Senior Director of Finance and Operations at Mosaix, which was acquired by Lucent Technologies. Mr. Rodriguez started his career in public accounting. Mr. Rodriguez holds a B.A. in Business from the University of Washington.
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
      Our principal administrative, sales, marketing, research and development facilities are located in Seattle, Washington and consist of approximately 195,000 square feet. In April 2000, we amended and restated the lease agreement on two buildings for our corporate headquarters. The lease commenced in July 2000 on the first building; and the lease on the second building commenced in September 2000. The lease for both buildings expires in 2012 with an option for renewal. The lease for the second building has been fully subleased through 2012. We believe that our existing properties are in good condition and suitable for the conduct of our business. We also lease office space for our product development personnel in Spokane, Washington, San Jose, California, Israel, Northern Ireland, and Russia and for our sales and support personnel in Washington D.C., New York, Hong Kong, Singapore, China, Taiwan, Malaysia, South Korea, Japan, Australia, Germany, France, and the United Kingdom. We believe that our future growth can be accommodated by current facilities or by leasing additional space if necessary.

Item 3.	Legal Proceedings
      In July and August 2001, a series of putative securities class action lawsuits were filed in United States District Court, Southern District of New York against certain investment banking firms that underwrote the Company’s initial and secondary public offerings, the Company and some of the Company’s officers and directors. These cases, which have been consolidated under In re F5 Networks, Inc. Initial Public Offering Securities Litigation, No. 01 CV 7055, assert that the registration statements for the Company’s June 4, 1999 initial public offering and September 30, 1999 secondary offering failed to disclose certain alleged improper actions by the underwriters for the offerings. The consolidated, amended complaint alleges claims against the Company and those of our officers and directors named in the complaint under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Other lawsuits have been filed making similar allegations regarding the public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. In October 2002, the directors and officers were dismissed without prejudice. The issuer defendants filed a coordinated motion to dismiss these lawsuits in July 2002, which the Court granted in part and denied in part in an order dated February 19, 2003. The Court declined to dismiss the Section 11 and Section 10(b) and Rule 10b-5 claims against the Company. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including the Company, was submitted to the Court. On August 31, 2005, the Court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, including final approval by the Court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. Securities class action litigation could result in substantial costs and divert our management’s attention and resources. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, and any unfavorable outcome could have a material adverse impact on our business, financial condition and operating results.
      We are not aware of any additional pending legal proceedings that, individually or in the aggregate, would have a material adverse effect on the Company’s business, operating results, or financial condition. We may in the future be party to litigation arising in the ordinary course of business, including claims that we allegedly infringe upon third-party trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 4.	Submission of Matters to a Vote of Securities Holders
      No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Prices of Common Stock
      Our common stock is traded on the Nasdaq National Market under the symbol “FFIV.” The following table sets forth the high and low sales prices of our common stock as reported on the Nasdaq National Market.

	Fiscal Year 2005		Fiscal Year 2004

	High	Low	High	Low

First Quarter	$49.79	$30.47	$27.45	$19.25
Second Quarter	$59.12	$41.25	$39.21	$25.13
Third Quarter	$54.01	$41.30	$35.60	$21.85
Fourth Quarter	$51.25	$35.34	$31.28	$21.40
      The last reported sales price of our common stock on the Nasdaq National Market on December 5, 2005 was $53.07.
      As of December 5, 2005, there were 105 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
Dividend Policy
      Our policy has been to retain cash to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.
Unregistered Securities Sold in 2005
      We did not sell any unregistered shares of our common stock during the fiscal year 2005.

Item 6.	Selected Financial Data
      The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of September 30, 2005 and 2004 and the consolidated statement of operations data for the years ended September 30, 2005, 2004 and 2003 are derived from our audited financial statements and related notes that are included elsewhere in this report. The consolidated balance sheet data as of September 30, 2003, 2002 and 2001 and the consolidated statement of operations for the year ended September 30, 2002 and 2001 are derived from our audited financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Years Ended September 30,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Consolidated Statement of Operations Data
Net revenues
Products	$219,603	$126,169	$84,197	$82,566	$78,628
Services	61,807	45,021	31,698	25,700	28,739

Total	281,410	171,190	115,895	108,266	107,367

Cost of net revenues
Products	48,985	28,404	17,837	20,241	33,240
Services	16,172	10,975	9,068	10,238	12,265

Total	65,157	39,379	26,905	30,479	45,505

Gross profit	216,253	131,811	88,990	77,787	61,862

Operating expenses(1)
Sales and marketing	89,253	65,378	53,504	50,786	51,198
Research and development	31,349	24,361	19,260	18,104	17,715
General and administrative	23,760	15,744	12,037	15,164	20,690
Restructuring charges	—	—	—	3,274	975

Total	144,362	105,483	84,801	87,328	90,578

Income (loss) from operations	71,891	26,328	4,189	(9,541)	(28,716)
Other income, net	8,076	2,731	751	1,420	2,021

Income (loss) before income taxes	79,967	29,059	4,940	(8,121)	(26,695)
Provision (benefit) for income taxes	28,234	(3,894)	853	489	4,095

Net income (loss)	$51,733	$32,953	$4,087	$(8,610)	$(30,790)

Net income (loss) per share — basic	$1.39	$0.99	$0.15	$(0.34)	$(1.36)

Weighted average shares — basic	37,220	33,221	26,453	25,323	22,644

Net income (loss) per share — diluted	$1.34	$0.92	$0.14	$(0.34)	$(1.36)

Weighted average shares — diluted	38,733	35,992	28,220	25,323	22,644

	Years Ended September 30,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Consolidated Balance Sheet Data
Cash, cash equivalents, and short-term investments(2)	$236,181	$140,501	$44,878	$80,333	$69,783
Restricted cash(3)	3,871	6,243	6,000	6,000	6,000
Long-term investments(2)	128,834	81,792	34,132	1,346	—
Total assets	537,499	362,859	148,173	126,289	124,663
Long-term liabilities	6,650	4,642	1,735	1,315	1,167
Total shareholders’ equity	464,210	307,645	110,429	93,685	96,488

(1)	Amortization of unearned compensation reported in fiscal years 2001 through fiscal 2004 has been reclassified to conform to the current year’s presentation. Specifically, amounts have been attributed to the respective categories within operating expenses.

(2)	The combined overall increase in cash, cash equivalents, short-term and long-term investments in fiscal 2004 was primarily due to the net proceeds of $113.6 million received from the sale of our common stock in a public offering in November 2003.

(3)	Restricted cash represents escrow accounts established in connection with lease agreements for our facilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
Overview
      We are a global provider of software and hardware products and services that help companies efficiently and securely manage their Internet traffic. Our products enhance the delivery, optimization and security of application traffic on Internet-based networks. We market and sell our products primarily through indirect sales channels in the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan and the Asia Pacific region. Enterprise customers (Fortune 1000 or Business Week Global 1000 companies) in financial services, transportation, government and telecommunications industries continue to make up the largest percentage of our customer base.
      During the fiscal year 2005, we announced plans to acquire all of the common stock of Swan Labs, Inc. for cash of $43.0 million. The merger closed on October 4, 2005, subsequent to our year end. As a result of the transaction, we acquired all the assets of Swan Labs, including its principal products, WANJet and WebAccelerator. WANJet devices are deployed in data centers and branch offices to speed up file transfers, email, and the performance of any IP-based application that runs over a Wide Area Network, or WAN. WebAccelerator works in concert with WANJet to speed up the performance of IP-based enterprise applications running over WANs. The acquisition of Swan Labs expands our product line and gives us broader access to the WAN optimization and web acceleration markets.
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

•	Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, and amortization of developed technology, personnel and overhead expenses. Our margins have remained relatively stable over the past two years; however factors such as sales price, product mix, inventory obsolescence, returns, component price increases, and warranty costs could significantly impact our gross margins from quarter to quarter and represent the significant indicators we monitor on a regular basis.

•	Operating expenses. Operating expenses are substantially driven by personnel and related overhead expenses. Existing headcount and future hiring plans are the predominant factors in analyzing and forecasting future operating expense trends. Other significant operating expenses that we monitor include marketing and promotions, travel, professional fees, computer costs related to the development of new products, facilities and depreciation expenses.

•	Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments during the fiscal year 2005 was primarily due to net income from operations, with operating activities providing cash of $85.0 million. Capital expenditures during the fiscal year 2005 were comprised primarily of tenant improvements and information technology infrastructure and equipment to support the growth of our core business activities. On October 4, 2005, subsequent to our year end, we acquired all of the common stock of Swan Labs, Inc. for cash of $43.0 million. We will continue to evaluate possible acquisitions of or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•	Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health. Deferred revenues continued to increase due to the growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our day’s sales outstanding for the fourth quarter of fiscal 2005 was 47. We expect to maintain this metric in the mid-to-high 40’s range going forward.

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
      Reserve for Doubtful Accounts. Estimates are used in determining our allowance for doubtful accounts and are based upon an assessment of selected accounts and as a percentage of our remaining accounts receivable by aging category. In determining these percentages, we evaluate historical write-offs, current trends in the credit quality of our customer base, as well as changes in the credit policies. We perform ongoing credit evaluations of our customers’ financial condition and do not require any collateral. If there is deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our allowance for doubtful accounts may not be sufficient.
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
      Accounting for Income Taxes. We utilize the liability method of accounting for income taxes as set forth by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS 109. Accordingly, we are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Due to the evolving nature and complexity of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.
      Stock-based compensation. We adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”) on July 1, 2005, and as a result recognized $4.6 million of expense related to stock-based compensation charges included in operating expenses in the fourth quarter of fiscal 2005. Prior to July 1, 2005, we accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25 no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
      We adopted FAS 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the fiscal year 2005 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The results for the prior periods have not been restated.
      Effective July 1, 2005 we adopted the straight-line attribution method for recognizing compensation expense. Previously under the disclosure-only provisions of SFAS 123, the Company used the accelerated method of expense recognition pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). For all unvested options outstanding as of July 1, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis over the remaining vesting period. For share-based payments granted subsequent to July 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period. As of September 30, 2005, there was $32.7 million of total unrecognized compensation cost, the majority of which will be recognized ratably over the next two years. Going forward, stock compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.
      In addition, the Company recently modified the method in which it issues incentive awards to its employees through stock-based compensation. In prior years, stock-based compensation consisted only of stock options. Beginning in the fourth quarter of fiscal 2005, the Company began to grant restricted stock unit awards instead of stock options. The value of restricted stock units is determined using the intrinsic value method, which in this case, is based on the number of shares granted and the quoted price of our common stock on the date of grant. Alternatively, in determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following key assumptions. Expected volatility is based on the annualized daily historical volatility of our stock price, over the expected life of the option. Expected term of the option is based on historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.
      SFAS 123R also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. Our estimated forfeiture rate in the fourth quarter of fiscal 2005 is 5%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

Results of Operations
      The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended September 30,

	2005	2004	2003

	(In thousands, except for percentages)
Net Revenues
Products	$219,603	$126,169	$84,197
Services	61,807	45,021	31,698

Total	$281,410	$171,190	$115,895

Percentage of net revenues
Products	78.0%	73.7%	72.6%
Services	22.0	26.3	27.4

Total	100.0%	100.0%	100.0%

      Net Revenues. Total net revenues increased 64.4% in fiscal year 2005 from fiscal year 2004, compared to an increase of 47.7% in fiscal year 2004 from fiscal year 2003. The improvement was due to increased demand for our application delivery networking products and higher services revenues resulting from our increased installed base of products. During fiscal year 2005, each of our primary geographic regions reported higher revenues compared to the prior year period. International revenues represented 40.5%, 39.4% and 34.9% of net revenues in fiscal years 2005, 2004 and 2003, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
      Net product revenues increased 74.1% in fiscal year 2005 and 49.8% in fiscal year 2004 as compared to the previous fiscal year, respectively. The increase in fiscal 2005 was primarily due to absolute growth in the volume of product sales of our BIG-IP product line as well as incremental revenues derived from sales of our FirePass and TrafficShield product lines. Sales of our BIG-IP family of application delivery networking products represented 89.1%, 90.3%, and 99.3% of total product revenues in fiscal years 2005, 2004 and 2003, respectively. The decrease as a percentage of total sales was due to an improvement in sales of our other products, such as our FirePass products which represented 9.7% of product revenues in fiscal year 2005.
      Net service revenues increased 37.3% in fiscal year 2005 compared to a 42.0% increase for fiscal year 2004 from the prior year, respectively. The decrease in the growth rate was due to an increase in the amount of support services provided by our channel partners. The increase of services revenues in absolute dollars was the result of a growing customer base and continued growth in service renewals from existing customers.

      Ingram Micro Inc., one of our domestic distributors, accounted for 18.6%, 19.1%, and 12.6% of our total net revenues in fiscal years 2005, 2004 and 2003, respectively. Ingram Micro accounted for 26.2%, 26.9% and 17.8% of our accounts receivable as of September 30, 2005, 2004 and 2003, respectively.

	Years Ended September 30,

	2005	2004	2003

	(In thousands, except for percentages)
Cost of net revenues and Gross margin
Products	$48,985	$28,404	$17,837
Services	16,172	10,975	9,068

Total	65,157	39,379	26,905

Gross margin	$216,253	$131,811	$88,990

Cost of net revenues and Gross margin (as a percentage of related net revenue)
Products	22.3%	22.5%	21.2%
Services	26.2	24.4	28.6

Total	23.2	23.0	23.2

Gross margin	76.8%	77.0%	76.8%

      Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues as a percentage of net product revenues remained relatively consistent at 22.3% in fiscal year 2005 as compared to 22.5% and 21.2% in fiscal years 2004 and 2003, respectively. The increase in absolute dollars is consistent with the increase in product revenues for the corresponding period. Higher indirect product costs including amortization charges of our acquired technology and warranty costs associated with the growth in overall product installation base contributed to the percentage increase as compared to fiscal year 2003.
      Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities, and depreciation expenses. Cost of net service revenues as a percentage of net service revenues increased to 26.2% in fiscal year 2005 as compared to 24.4% and 28.6% in fiscal years 2004 and 2003, respectively. The increase in fiscal year 2005 is primarily due to increased salary and benefits attributed to growth in headcount. Professional services headcount at the end of fiscal year 2005 increased to 147 from 124 at the end of fiscal year 2004. Going forward, we expect to continue to increase our cost of service revenues to support our expanded product lines and growing customer base.

	Years Ended September 30,

	2005	2004	2003

	(In thousands, except for percentages)
Operating expenses
Sales and marketing	$89,253	$65,378	$53,504
Research and development	31,349	24,361	19,260
General and administrative	23,760	15,744	12,037

Total	$144,362	$105,483	$84,801

Operating expenses (as a percentage of net revenue)
Sales and marketing	31.7%	38.2%	46.1%
Research and development	11.1	14.2	16.6
General and administrative	8.4	9.2	10.4

Total	51.3%	61.7%	73.2%

      Sales and Marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities and depreciation expenses. Stock-based compensation charges for awards to our sales and marketing personnel are included beginning in the fourth quarter of fiscal year 2005. The decrease in sales and marketing expenses as a percentage of total net revenues is the result of leveraging our existing sales and distribution infrastructure to support the increased net revenues. In absolute dollars, sales and marketing expenses increased 36.5% in fiscal year 2005 and 22.3% in fiscal year 2004 as compared to the previous fiscal year, respectively. The increases were primarily due to higher commission and personnel costs, consistent with the increased revenue and headcount for the corresponding period. Sales and marketing headcount at the end of fiscal 2005 increased to 331 from 229 at the end of fiscal 2004 and 211 at the end of fiscal 2003. Stock-based compensation charges of $1.8 million contributed to the overall increase in fiscal year 2005. We expect to continue to increase sales and marketing expenses in absolute dollars in order to grow revenues and increase our market share.
      Research and Development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses. In absolute dollars, research and development expenses increased 28.7% in fiscal year 2005 and 26.6% in fiscal year 2004 as compared to the previous fiscal year, respectively. The increases in fiscal years 2005 and 2004 were primarily due to higher salary and benefits costs attributed to an increase in headcount to 217 in fiscal year 2005 from 185 in fiscal year 2004 and 145 in fiscal 2003. The growth in employee headcount was primarily related to enhancement of our current products and our ability to develop new, technologically advanced products that meet the changing needs of our customers. Stock-based compensation charges of $1.3 million contributed to the overall increase in fiscal year 2005. We expect to continue to increase research and development expenses as our future success is dependent on the continued development of our products.
      General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities, and depreciation expenses. The decrease in general and administrative expenses as a percentage of total net revenues is the result of leveraging our existing corporate infrastructure to support the increased net revenues. In absolute dollars, general and administrative expenses increased 51.0% in fiscal year 2005 and increased 31.0% in fiscal year 2004 as compared to the previous fiscal year, respectively. The increase in fiscal year 2005 is due to increased salary and benefit expenses of $2.6 million and higher professional service fees of $1.9 million. The increase in personnel costs is consistent with the growth in headcount. General and administrative headcount at the end of fiscal 2005 increased to 97 from 75 at the end of fiscal 2004. Stock-based compensation charges of $1.1 million contributed to the overall increase in fiscal year 2005. The increase in general and administrative expenses is expected to remain at these increased levels as the Company continues to build its infrastructure to support the worldwide growth of our business.

	Years Ended September 30,

	2005	2004	2003

	(In thousands, except for
	percentages)
Other Income and Income Taxes
Income from operations	$71,891	$26,328	$4,189
Other income, net	8,076	2,731	751

Income before income taxes	79,967	29,059	4,940
Provision (benefit) for income taxes	28,234	(3,894)	853

Net income	$51,733	$32,953	$4,087

Other Income and Income Taxes (as percentage of revenue)
Income from operations	25.5%	15.4%	3.6%
Other income, net	2.9	1.6	0.7
Income before income taxes	28.4	17.0	4.3
Provision (benefit) for income taxes	10.0	(2.3)	0.8

Net income	18.4%	19.2%	3.5%

      Other Income, Net. Other income, net, consists of interest income and foreign currency transaction gains and losses. Other income, net, increased 195.7% in fiscal year 2005 and increased 263.6% in fiscal year 2004 as compared to the previous fiscal year, respectively. The significant increase was due to a combination of higher yields and increased investment balances. The increased investment balances are the result of cash provided from operating and financing activities during the fiscal years 2005 and fiscal year 2004. Net proceeds of $113.6 million received from the sale of common stock in a public offering completed in November of 2003 was the most significant addition to our investment balances.
      Provision for Income Taxes. We recorded a 35% provision for income taxes for the fiscal year 2005. As of fiscal year-end 2005 we do not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that the assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets as of fiscal year end 2005, 2004 and 2003 were $40.1 million, $31.4 million and $0 million, respectively. Our world wide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in our geographic locations, changes in the valuation of our net deferred tax assets, resolution of potential exposures, introduction of new accounting standards or changes in tax laws or interpretations thereof. We have recorded liabilities to address potential exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense.
      In fiscal year 2004, the primary difference between the statutory tax rate and the effective tax rate was due to previously unrecognized deferred tax assets which were recognized. SFAS 109, provides for the recognition of deferred tax assets if realization is more likely than not. Based on available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we had provided for a full valuation allowance against our deferred tax assets at the end of fiscal year 2003. Based upon our operating performance in fiscal year 2004 and projected future taxable income, we determined that our U.S. deferred tax assets were more likely than not to be realizable. Therefore, the valuation allowance was reversed and as a result we realized an income tax benefit of $7.3 million. The credit from the release of the valuation allowance was partially offset by actual U.S. and international tax expenses resulting in a net benefit for income taxes of $3.9 million in fiscal year 2004. The provision for income taxes in fiscal year 2003 consisted primarily of taxes payable in foreign jurisdictions.
Liquidity and Capital Resources
      We have funded our operations with our cash balances, cash generated from operations and proceeds from public offerings.

	Years Ended September 30,

	2005	2004	2003

	(In thousands)
Liquidity and Capital Resources
Cash and cash equivalents and investments	$365,015	$222,293	$79,010
Cash provided by operating activities	84,987	40,590	14,610
Cash used in investing activities	(126,760)	(164,713)	(38,053)
Cash provided by financing activities	68,867	138,468	12,833
      Cash and cash equivalents, short-term investments and long-term investments totaled $365.0 million as of September 30, 2005 compared to $222.3 million as of September 30, 2004, representing an increase of $142.7 million. The increase was due to the cash flow from operations and cash from employee stock option exercises. In fiscal year 2004, overall cash and investments increased $143.3 million compared to the fiscal year 2003. The increase was primarily due to the net proceeds of $113.6 million from the sale of 5,175,000 shares of common stock in a public offering completed in November 2003.
      Cash provided by operating activities during fiscal year 2005 was $85.0 million compared to $40.6 million in fiscal year 2004 and $14.6 million in fiscal year 2003. Cash provided by operating activities resulted primarily from cash generated from net income, after adjusting for non-cash charges, changes in operating assets and liabilities and an increase in advance payments from customers.
      Cash used in investing activities was $126.8 million for the fiscal year 2005, $164.7 million for fiscal year 2004 and $38.1 million for fiscal year 2003. The cash used in the fiscal year 2005 was primarily due to the purchase of investments and property and equipment partially offset by the sale of investments. The cash used in fiscal year 2004 was due to the purchase of investments, primarily made possible by the proceeds of our public offering, and the purchase of property and equipment and the acquisition of MagniFire, partially offset by the sale of investments. The cash used in fiscal year 2003 was primarily the result of the cash used to acquire substantially all the assets of uRoam and the purchase of investments and property and equipment partially offset by the sale of investments.
      Cash provided by financing activities was $68.9 million for fiscal year 2005 compared to $138.5 million for fiscal year 2004 and $12.8 million for the fiscal year 2003. In fiscal years 2005 and 2003, our financing activities consisted of cash proceeds received from the exercise of stock options and purchases under our employee stock purchase plan. During the fiscal year 2004, our financing activities included $113.6 million of net proceeds received from a public stock offering as well as cash received from the exercise of employee stock options and purchases under our employee stock purchase plan.
      We expect that our existing cash and investment balances and cash from operations will be sufficient to meet our anticipated working capital and capital expenditures for the foreseeable future.

Obligations and Commitments
      The following table summarizes our contractual payment obligations and commitments as of September 30, 2005:

	Payment Obligations by Year

	2006	2007	2008	2009	2010	Thereafter	Total

	(In thousands)
Operating leases	$7,647	$7,341	$6,700	$6,853	$6,831	$11,915	$47,287
Purchase obligations	8,322	—	—	—	—	—	8,322

Total	$15,969	$7,341	$6,700	$6,853	$6,831	$11,915	$55,609

      We lease our facilities under operating leases that expire at various dates through 2014.
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
Recent Accounting Pronouncements
      In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of FASB Staff Position (FSP) EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. This statement specifically nullifies the requirements of paragraph 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective for reporting periods beginning after December 15, 2005 and the Company continued to apply relevant “other-than-temporary” guidance as provided for in FSP EITF 03-1-1 during fiscal 2005. The Company does not expect the adoption of FSP FAS 115-1 and FAS 124-1 to have a material effect on the Company’s results of operations or financial condition.
      In May of 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial condition or results of operations.

Risk Factors
      In addition to the other information in this report, the following risk factors should be carefully considered in evaluating our company and its business.
Our success depends on our timely development of new products and features, market acceptance of new product offerings and proper management of the timing of the life cycle of our products
      We expect the application delivery networking market to be characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Our continued success depends on our ability to identify and develop new products and new features for our existing products to meet the demands of these changes, and for those products and features to be accepted by our existing and target customers. If we are unable to identify, develop and deploy new products and new product features on a timely basis, our business and results of operations may be harmed.
      In September 2004, we announced the release of our next-generation BIG-IP product featuring the Traffic Management Operating System, or TMOS. This major new version of BIG-IP represented the culmination of over two years of research and development efforts. TMOS is specifically designed to facilitate the development and integration of application delivery functions as modules that can be added to BIG-IP’s core functionality to keep pace with rapidly evolving customer needs. We currently offer software modules as add-ons for this product and our continued success depends significantly on our ability to integrate new modules and functionality onto this platform and the acceptance of the new hardware and software platforms associated with this release by our existing and target customers.
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
Our success depends on sales and continued innovation of our BIG-IP product lines
      For the fiscal year ended September 30, 2005, we derived 89.1% of our product revenues from sales of our BIG-IP family of application delivery networking product lines. We expect to derive a significant portion of our net revenues from sales of our BIG-IP products in the future. Implementation of our strategy depends upon BIG-IP being able to solve critical network availability and performance problems of our customers. If BIG-IP is unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in BIG-IP’s product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
We may not be able to compete effectively in the emerging application delivery networking market
      The markets we serve are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors in the application delivery networking market include Cisco Systems, Inc., Nortel Networks Corporation, Foundry Networks, Inc., Citrix Systems, Inc., Radware Ltd. and Juniper Networks, Inc. We expect to continue to face additional competition as new participants enter our market. In addition, larger companies with significant resources, brand recognition and sales channels may form alliances with or acquire competing application delivery networking solutions and emerge as significant competitors. Potential competitors may bundle their products or incorporate an Internet traffic management or security component into existing products in a manner that discourages users from purchasing our products.
Our quarterly and annual operating results are volatile and may cause our stock price to fluctuate
      Our quarterly and annual operating results have varied significantly in the past and will vary significantly in the future, which makes it difficult for us to predict our future operating results. In particular, we anticipate that the size of customer orders may increase as we continue to focus on larger business accounts. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. In the past, a majority of our sales have been realized near the end of a quarter. Accordingly, a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. Additionally, we have exposure to the credit risks of some of our customers and sub-tenants. Although we have programs in place that are designed to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks adequately. We monitor individual payment capability in granting credit arrangements, seek to limit the total credit to amounts we believe our customers can pay, and maintain reserves we believe are adequate to cover exposure for potential losses. If there is a deterioration of a sub-tenant’s or major customer’s creditworthiness or actual defaults are higher than expected future resulting losses, if incurred, could harm our business and have a material adverse effect on our operating results.
      Further, our operating results may be below the expectations of securities analysts and investors in future quarters or years. Our failure to meet these expectations will likely harm the market price of our common stock.
The average selling price of our products may decrease and our costs may increase, which may negatively impact gross profits
      It is possible that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors or other factors. Therefore, in order to maintain our gross profits, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our product costs. Our failure to do so will cause our net revenue and gross profits to decline, which will harm our business and results of operations. In addition, we may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices.
It is difficult to predict our future operating results because we have an unpredictable sales cycle
      Our products have a lengthy sales cycle, which is difficult to predict. Historically, our sales cycle has ranged from approximately two to three months and has tended to lengthen as we have increasingly focused our sales efforts on the enterprise market. Also, as our distribution strategy has evolved into more of a channel model, utilizing value-added resellers, distributors and systems integrators, the level of variability in the length of sales cycle across transactions has increased and made it more difficult to predict the timing of many of our sales transactions. Sales of our products require us to educate potential customers in their use and benefits. Sales of our products are subject to delays from the lengthy internal budgeting, approval and competitive evaluation processes that large corporations and governmental entities may require. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to testing our products before they decide whether or not to purchase. Customers may also defer orders as a result of anticipated releases of new products or enhancements by our competitors or us. As a result, our products have an unpredictable sales cycle that contributes to the uncertainty of our future operating results.

Our business may be harmed if our contract manufacturers are not able to provide us with adequate supplies of our products or if a single source of hardware assembly is lost or impaired
      We rely on third party contract manufacturers to assemble our products. We outsource the manufacturing of our hardware platforms to contract manufacturers who assemble these hardware platforms to our specifications. We have experienced minor delays in shipments from contract manufacturers in the past. However, if we experience major delays in the future or other problems, such as inferior quality and insufficient quantity of product, any one or a combination of these factors may harm our business and results of operations. The inability of our contract manufacturers to provide us with adequate supplies of our products or the loss of our contract manufacturer may cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and may harm our business and results of operations. In particular, because we subcontract substantially all of our manufacturing to a single contract manufacturer, with whom we do not have a long-term contract, any termination, loss or impairment in our arrangement with this single source of hardware assembly, or any impairment of their facilities or operations, would harm our business, financial condition and results of operation.
      If the demand for our products grows, we will need to increase our raw material and component purchases, contract manufacturing capacity and internal test and quality control functions. Any disruptions in product flow may limit our revenue, may harm our competitive position and may result in additional costs or cancellation of orders by our customers.
Our business could suffer if there are any interruptions or delays in the supply of hardware components from our third-party sources
      We currently purchase several hardware components used in the assembly of our products from a number of single or limited sources. Lead times for these components vary significantly. The unavailability of suitable components, any interruption or delay in the supply of any of these hardware components, or the inability to procure a similar component from alternate sources at acceptable prices within a reasonable time, may delay assembly and sales of our products and, hence, our revenues, and may harm our business and results of operations.
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
      Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In the ordinary course of our business, we are involved in disputes and licensing discussions with others regarding their claimed proprietary rights and cannot assure you that we will always successfully defend ourselves against such claims. If we are found to infringe the proprietary rights of others, or if we otherwise settle such claims, we could be compelled to pay damages or royalties and either obtain a license to those intellectual property rights or alter our products so that they no longer infringe upon such proprietary rights. Any license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. In addition, we have initiated, and may in the future initiate, claims or litigation against third parties for infringement of our proprietary rights, to determine the scope and validity of our proprietary rights or those of our competitors. Any of these claims, whether claims that we are infringing the proprietary rights of others, or vice versa, with or without merit, may be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to cease using infringing technology, develop non-infringing technology or enter into royalty or licensing agreements. Further, our license agreements typically require us to indemnify our customers, distributors and resellers for infringement actions related to our technology, which could cause us to become involved in infringement claims made against our customers, distributors or resellers. Any of the above-described circumstances relating to intellectual property rights disputes could result in our business and results of operations being harmed.
      Many of our products include intellectual property licensed from third parties. In the future, it may be necessary to renew licenses for third party intellectual property or obtain new licenses for other technology. These third party licenses may not be available to us on acceptable terms, if at all. The inability to obtain certain licenses, or litigation regarding the interpretation or enforcement of license rights and related intellectual property issues, could have a material adverse effect on our business, operating results and financial condition. Furthermore, we license some third party intellectual property on a non-exclusive basis and this may limit our ability to protect our intellectual property rights in our products.
We may not be able to sustain or develop new distribution relationships and a reduction or delay in sales to a significant distribution partner could hurt our business
      Our sales strategy requires that we establish and maintain multiple distribution channels in the United States and internationally through leading industry resellers, systems integrators, Internet service providers and other channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, one domestic distributor of our products accounted for 18.6% and 19.1% of our total net revenue for the fiscal years 2005 and 2004, respectively. A substantial reduction or delay in sales of our products to this or any other key distribution partner could harm our business, operating results and financial condition.
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
Our operating results are exposed to risks associated with international commerce
      As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to potential recessions in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political, or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements, and natural disasters. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. International sales represented 40.5% and 39.4% of our net revenues for the fiscal years ended September 30, 2005 and 2004, respectively. In particular, in fiscal year 2005, we derived 13.7% of our total revenue from the Japanese market. This revenue is dependent on a number of factors outside our control, including the viability and success of our resellers and the strength of the Japanese economy.
Changes in governmental regulations could negatively affect our revenues
      Our products are subject to various regulations promulgated by the United States and various foreign governments including, but not limited to, environmental regulations and regulations implementing export license requirements and restrictions on the import or export of some technologies, especially encryption technology. Changes in governmental regulation and our inability or failure to obtain required approvals, permits or registrations could harm our international and domestic sales and adversely affect our revenues, business and operations.
Acquisitions, including our recent acquisition of Swan Labs, present many risks and we may not realize the financial and strategic goals that are contemplated at the time of the transaction
      With respect to our acquisitions, as well as any other future acquisitions we may undertake, we may find that the acquired assets do not further our business strategy as expected, or that we paid more than what the assets are later worth, or that economic conditions change, all of which may generate future impairment charges. There may be difficulty integrating the operations and personnel of the acquired business, and we may have difficulty retaining the key personnel of the acquired business. We may have difficulty in incorporating the acquired technologies or products with our existing product lines. Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations. We may have difficulty maintaining uniform standards, controls, procedures and policies across locations. We may experience significant problems or liabilities associated with the product quality, technology and other matters.
      Our inability to successfully operate and integrate newly-acquired businesses appropriately, effectively and in a timely manner, or to retain key personnel of any acquired business, could have a material adverse effect on our ability to take advantage of further growth in demand for integrated traffic management and security solutions and other advances in technology, as well as on our revenues, gross margins and expenses.
Our success depends on our key personnel and our ability to attract and retain qualified sales and marketing, operations, product development and professional services personnel
      Our success depends to a significant degree upon the continued contributions of our key management, product development, sales, marketing and finance personnel, many of whom may be difficult to replace. The complexity of our application delivery networking products and their integration into existing networks and ongoing support, as well as the sophistication of our sales and marketing effort, requires us to retain highly trained professional services, customer support and sales personnel. Competition for qualified professional services, customer support and sales personnel in our industry is intense because of the limited number of people available with the necessary technical skills and understanding of our products. Our ability to retain and hire these personnel may be adversely affected by volatility or reductions in the price of our common stock, since these employees are generally granted stock options. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring qualified personnel, may harm our business and results of operations.
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
      Interest Rate Risk. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio with the exception of U.S. treasury securities, commercial paper and money market funds, which are exempt from size limitation. The policy requires investments in securities that mature in three years or less, with the average maturity being no greater than one and a half years. These securities are subject to interest rate risk and will decrease in value if interest rates increase. A decrease of one percent in the average interest rate would have resulted in a decrease of approximately $2.6 million in our interest income for the fiscal year 2005.

	Maturing in

	Three Months	Three Months	Greater Than
	or Less	to One Year	One Year	Total	Fair Value

	(In thousands, except for percentages)
September 30, 2005
Included in cash and cash equivalents	$298	$—	$—	$298	$298
Weighted average interest rate	2.5%	—	—	—	—
Included in short-term investments	$89,015	$95,299	$—	$184,314	$184,314
Weighted average interest rates	2.6%	2.3%	—	—	—
Included in long-term investments	$—	$—	$128,834	$128,834	$128,834
Weighted average interest rates	—	—	3.1%	—	—
September 30, 2004
Included in cash and cash equivalents	$16,363	$—	$—	$16,363	$16,363
Weighted average interest rate	1.1%	—	—	—	—
Included in short-term investments	$64,410	$51,190	$—	$115,600	$115,600
Weighted average interest rates	1.3%	1.8%	—	—	—
Included in long-term investments	$—	$—	$81,792	$81,792	$81,792
Weighted average interest rates	—	—	2.0%	—	—

	Maturing in

	Three Months	Three Months	Greater Than
	or Less	to One Year	One Year	Total	Fair Value

	(In thousands, except for percentages)
September 30, 2003
Included in cash and cash equivalents	$3,972	$—	$—	$3,972	$3,972
Weighted average interest rate	1.1%	—	—	—	—
Included in short-term investments	$29,409	$5,118	—	$34,527	$34,527
Weighted average interest rates	1.6%	2.1%	—	—	—
Included in long-term investments	$—	$—	$34,132	$34,132	$34,132
Weighted average interest rates	—	—	2.0%	—	—
      Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 2005 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, as we continue to expand our operations internationally, transaction gains or losses may become significant in the future. We have not engaged in foreign currency hedging to date. However, we may do so in the future.

Item 8.	Financial Statements and Supplementary Data
F5 NETWORKS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of F5 Networks, Inc.
      We have completed an integrated audit of F5 Networks, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of F5 Networks, Inc. and its subsidiaries (the Company) at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Seattle, Washington
December 9, 2005

F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,

	2005	2004

	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$51,867	$24,901
Short-term investments	184,314	115,600
Accounts receivable, net of allowances of $2,969 and $3,161	41,703	22,665
Inventories	2,699	1,696
Deferred tax assets	3,935	2,934
Other current assets	9,906	5,776

Total current assets	294,424	173,572

Restricted cash	3,871	6,243
Property and equipment, net	16,158	11,954
Long-term investments	128,834	81,792
Deferred tax assets	36,212	28,446
Goodwill	49,677	50,067
Other assets, net	8,323	8,279

Total assets	$537,499	$360,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,668	$4,840
Accrued liabilities	19,648	15,948
Deferred revenue	36,009	25,692

Total current liabilities	63,325	46,480

Other long-term liabilities	6,650	3,856
Deferred revenue, long-term	3,314	2,372

Total long-term liabilities	9,964	6,228

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 100,000 shares authorized, 38,593 and 34,772 shares issued and outstanding	412,419	306,655
Accumulated other comprehensive loss	(1,430)	(498)
Retained earnings	53,221	1,488

Total shareholders’ equity	464,210	307,645

Total liabilities and shareholders’ equity	$537,499	$360,353

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS

	Years Ended September 30,

	2005	2004	2003

	(In thousands, except per share data)
Net revenues
Products	$219,603	$126,169	$84,197
Services	61,807	45,021	31,698

Total	281,410	171,190	115,895

Cost of net revenues
Products	48,985	28,404	17,837
Services	16,172	10,975	9,068

Total	65,157	39,379	26,905

Gross profit	216,253	131,811	88,990

Operating expenses
Sales and marketing	89,253	65,378	53,504
Research and development	31,349	24,361	19,260
General and administrative	23,760	15,744	12,037

Total	144,362	105,483	84,801

Income from operations	71,891	26,328	4,189
Other income, net	8,076	2,731	751

Income before income taxes	79,967	29,059	4,940
Provision (benefit) for income taxes	28,234	(3,894)	853

Net income	$51,733	$32,953	$4,087

Net income per share — basic	$1.39	$0.99	$0.15

Weighted average shares — basic	37,220	33,221	26,453

Net income per share — diluted	$1.34	$0.92	$0.14

Weighted average shares — diluted	38,733	35,992	28,220

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common Stock			Other	Retained	Total
			Unearned	Comprehensive	Earnings	Shareholders’
	Shares	Amount	Compensation	Income/(Loss)	(Deficit)	Equity

	(In thousands)
Balance, September 30, 2002	25,730	$128,876	$(93)	$454	$(35,552)	$93,685
Exercise of employee stock options	1,424	10,827	—	—	—	10,827
Issuance of stock under employee stock purchase plan	249	2,006	—	—	—	2,006
Amortization of unearned compensation	—	—	83	—	—	83
Net income	—	—	—	—	4,087	—
Foreign currency translation adjustment	—	—	—	(161)	—	—
Unrealized loss on securities	—	—	—	(98)	—	—
Comprehensive income	—	—	—	—	—	3,828

Balance, September 30, 2003	27,403	$141,709	$(10)	$195	$(31,465)	$110,429

Exercise of employee stock options	2,032	22,349	—	—	—	22,349
Issuance of stock under employee stock purchase plan	162	2,579	—	—	—	2,579
Issuance of common stock in a public offering (net of issuance costs of $6,682)	5,175	113,636	—	—	—	113,636
Tax benefit from employee stock transactions	—	26,382	—	—	—	26,382
Amortization of unearned compensation	—	—	10	—	—	10
Net income	—	—	—	—	32,953	—
Foreign currency translation adjustment	—	—	—	144	—	—
Unrealized loss on securities	—	—	—	(838)	—	—
Comprehensive income	—	—	—	—	—	32,260

Balance, September 30, 2004	34,772	$306,655	$—	$(498)	$1,488	$307,645

Exercise of employee stock options	3,685	65,056	—	—	—	65,056
Issuance of stock under employee stock purchase plan	136	3,837	—	—	—	3,837
Tax benefit from employee stock transactions	—	32,298	—	—	—	32,298
Stock based compensation		4,573				4,573
Net income	—	—	—	—	51,733	—
Foreign currency translation adjustment	—	—	—	(161)	—	—
Unrealized loss on securities	—	—	—	(771)	—	—
Comprehensive income	—	—	—	—	—	50,801

Balance, September 30, 2005	38,593	$412,419	$—	$(1,430)	$53,221	$464,210

The accompanying notes are an integral part of these consolidated financial statements

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2005	2004	2003

	(In thousands)
Operating activities
Net income	$51,733	$32,953	$4,087
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss (gain) on disposition of assets	569	21	(14)
Realized (gain) loss on sale of investments	—	(3)	232
Stock based compensation	4,573	10	83
Provision for doubtful accounts and sales returns	1,419	1,189	1,148
Depreciation and amortization	6,797	5,355	5,162
Deferred income taxes	(7,733)	(33,886)	—
Tax benefit from employee stock option plans	32,298	26,382	—
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(20,456)	(4,152)	354
Inventories	(1,002)	(928)	(408)
Other current assets	(3,604)	(642)	(54)
Other assets	(149)	(630)	(512)
Accounts payable and accrued liabilities	9,283	6,163	(320)
Deferred revenue	11,259	8,758	4,852

Net cash provided by operating activities	84,987	40,590	14,610

Investing activities
Purchases of investments	(407,533)	(335,231)	(157,834)
Sales of investments	290,351	205,662	149,724
Investment of restricted cash	2,369	(168)	—
Proceeds from the sale of property and equipment	—	—	14
Acquisition of intangible assets, net	(2,259)	—	—
Acquisition of businesses, net of cash acquired	(395)	(29,201)	(27,373)
Purchases of property and equipment	(9,293)	(5,775)	(2,584)

Net cash used in investing activities	(126,760)	(164,713)	(38,053)

Financing activities
Proceeds from secondary offering, net of issuance costs	—	113,636	—
Proceeds from the exercise of stock options	68,867	24,832	12,833

Net cash provided by financing activities	68,867	138,468	12,833

Net increase (decrease) in cash and cash equivalents	27,094	14,345	(10,610)
Effect of exchange rate changes on cash and cash equivalents	(128)	205	160
Cash and cash equivalents, beginning of year	24,901	10,351	20,801

Cash and cash equivalents, end of year	$51,867	$24,901	$10,351

Supplemental Information
Cash paid for taxes	$792	$706	$290
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
The Company
      F5 Networks, Inc., (“the Company”) provides products and services to help companies efficiently and securely manage their Internet traffic. The Company’s products improve the performance, availability and security of applications running on Internet-based networks. Internet traffic between servers running applications and clients using these applications passes through the Company’s products where the content is inspected to ensure that it is safe and modified as necessary to ensure that it is delivered securely and in a way that optimizes the performance of both the network and the applications. The Company also offers a broad range of services such as consulting, training, installation, maintenance, and other technical support services.
Certain Risks and Uncertainties
      The Company’s products and services are concentrated in highly competitive markets characterized by rapid technological advances, frequent changes in customer requirements and evolving regulatory requirements and industry standards. Failure to anticipate or respond adequately to technological advances, changes in customer requirements and changes in regulatory requirements or industry standards could have a material adverse effect on the Company’s business and operating results. Additionally, certain other factors could affect the Company’s future operating results and cause actual results to differ materially from expectations, including but not limited to, the timely development, introduction and acceptance of additional new products and features by the Company or its competitors; competitive pricing pressures, increased sales discounts; the Company’s ability to sustain, develop and effectively utilize distribution relationships; the Company’s ability to attract, train and retain qualified personnel; the Company’s ability to expand in international markets, and the unpredictability of the Company’s sales cycle.
Accounting Principles
      The Company’s consolidated financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America.
Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash and Cash Equivalents
      The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents. The Company invests its cash and cash equivalents in deposits with three major financial institutions, which, at times, exceed federally insured limits. The Company has not experienced any losses on its cash and cash equivalents.
Investments
      The Company classifies its investment securities as available for sale. Investment securities, consisting of corporate and municipal bonds and notes and United States government securities, are reported at fair value with the related unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Investments in securities with maturities of less than one year or where management’s intent is to use the investments to fund current operations are classified as short-term investments. Investments with maturities of greater than one year are classified as long-term investments.
Concentration of Credit Risk
      The Company extends credit to customers and is therefore subject to credit risk. The Company performs initial and ongoing credit evaluations of its customers’ financial condition and does not require collateral. An allowance for doubtful accounts is recorded to account for potential bad debts. Estimates are used in determining the allowance for doubtful accounts and are based upon an assessment of selected accounts and as a percentage of remaining accounts receivable by aging category. In determining these percentages, the Company evaluates historical write-offs, and current trends in customer credit quality, as well as changes in credit policies.
      The Company maintains its cash and investment balances with high credit quality financial institutions.
Fair Value of Financial Instruments
      Short-term and long-term investments are recorded at fair value as the underlying securities are classified as available for sale and marked-to-market at each reporting period. The fair value is determined using quoted market prices for the securities held.
Inventories
      The Company outsources the manufacturing of its pre-configured hardware platforms to contract manufacturers, who assemble each product to the Company’s specifications. As protection against component shortages and to provide replacement parts for its service teams, the Company also stocks limited supplies of certain key product components. The Company reduces inventory to net realizable value based on excess and obsolete inventories determined primarily by historical usage and forecasted demand. Inventories consist of hardware and related component parts and are recorded at the lower of cost or market (as determined by the first-in, first-out method).

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Inventories consist of the following (in thousands):

	Years Ended
	September 30,

	2005	2004

Finished goods	$2,486	$1,452
Raw materials	213	244

	$2,699	$1,696

Restricted Cash
      Restricted cash represents escrow accounts established in connection with lease agreements for the Company’s corporate headquarters and, to a lesser extent, our international facilities. Under the terms of the lease for our corporate headquarters, the amount required to be held in escrow reduces and eventually eliminates at various dates throughout the duration of the lease term. During the fiscal year ended September 30, 2005, the amount required to be held in escrow decreased from $6.0 million to $3.6 million as set forth in the lease agreement for our corporate headquarters.
Property and Equipment
      Property and equipment is stated at cost. Depreciation of property and equipment are provided using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvements. The cost of normal maintenance and repairs is charged to expense as incurred and expenditures for major improvements are capitalized at cost. Gains or losses on the disposition of assets are reflected in the income statements at the time of disposal.
      Property and equipment consist of the following (in thousands):

	Years Ended
	September 30,

	2005	2004

Computer equipment	$19,344	$18,499
Office furniture and equipment	5,326	5,895
Leasehold improvements	8,772	8,272

	33,442	32,666
Accumulated depreciation and amortization	(17,284)	(20,712)

	$16,158	$11,954

      Depreciation and amortization expense totaled approximately $4.8 million, $4.0 million, and $4.7 million for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.
Goodwill
      Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company has adopted the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in fiscal year 2003 and goodwill of $25.5 million was recorded in connection

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with the acquisition of MagniFire Websystems Inc., in fiscal year 2004. The Company completed its annual impairment test in the second quarter of each fiscal year and concluded that there was no impairment of goodwill in either fiscal year 2005 or 2004.
Other Assets
      Other assets primarily consist of software development costs and acquired technology.
      Software development costs are charged to research and development expense until technological feasibility is established. The Company accounts for internally-generated software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of each product. The establishment of technological feasibility and the ongoing assessment of recoverability of costs require considerable judgment by the Company with respect to certain internal and external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in hardware and software technology. The Company did not capitalize any software development costs in fiscal year 2005. During the fiscal year 2004, the Company capitalized $424,000 of software development costs. Related amortization costs of $272,000, $328,000, and $298,000 were recorded during the fiscal years 2005, 2004, and 2003, respectively.
      Acquired technology is recorded at cost and amortized over its estimated useful life of five years. Acquired technology of $5.0 million in fiscal year 2004 and $3.0 million in fiscal year 2003 was recorded in connection with the acquisitions of MagniFire and uRoam, respectively. Related amortization expense, which is charged to cost of product revenues, totaled $1.6 million, $1.0 million and $100,000 during the fiscal years 2005, 2004 and 2003, respectively.
Impairment of Long-Lived Assets
      The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. When such events occur, management determines whether there has been an impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If an impairment exists, the asset is written down to its estimated fair value.
Revenue Recognition
      The Company’s products are integrated with software that is essential to the functionality of the equipment. Accordingly, the Company recognizes revenue in accordance with the guidance provided under Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists,” and SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.”
      The Company sells products through distributors, resellers, and directly to end users. The Company recognizes product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. In certain regions where the Company does not have the ability to reasonably estimate returns, the Company defers revenue on sales to its distributors until the Company has received information from the channel partner indicating that the distributor has sold the product to its customer. Payment terms to domestic customers are generally net 30 days. Payment terms to international customers range from net 30 to 90 days based on normal and customary trade practices in

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the individual markets. The Company has offered extended payment terms ranging from three to six months to certain customers, in which case, revenue is recognized when payments are received.
      Whenever a software license, hardware, installation and post-contract customer support (“PCS”), elements are sold together, a portion of the sales price is allocated to each element based on their respective fair values as determined when the individual elements are sold separately. Revenues from the license of software are recognized when the software has been shipped and the customer is obligated to pay for the software. When rights of return are present and the Company cannot estimate returns, the Company recognizes revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes rights to upgrades, when and if available, a limited period of telephone support, updates, and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.
Shipping and Handling
      Shipping and handling fees charged to our customers are recognized as product revenue in the period shipped and the related costs for providing these services are recorded as a cost of sale.
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
      The Company offers warranties of one year for hardware, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. During the years ended September 30, 2005, 2004 and 2003 warranty expense was $2.2 million, $0.9 million and $0.3 million, respectively.
      The following table summarizes the activity related to product warranties (in thousands):

	Years Ended September 30

	2005	2004	2003

Balance, beginning of fiscal year	$1,062	$827	$650
Provision for warranties issued	2,233	923	291
Payments	(1,730)	(688)	(114)

Balance, end of fiscal year	$1,565	$1,062	$827

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Research and Development
      Research and development expenses consist of salaries and related benefits of product development personnel, prototype materials and expenses related to the development of new and improved products, and an allocation of facilities and depreciation expense. Research and development expenses are reflected in the statements of income as incurred.
Advertising
      Advertising costs are expensed as incurred. The Company incurred $1.7 million, $1.7 million and $1.0 million in advertising costs during the fiscal years 2005, 2004 and 2003, respectively.
Income Taxes
      The Company utilizes the liability method of accounting for income taxes as set forth by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS 109. Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred tax assets is based on historical tax positions and estimates of future taxable income. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.
Foreign Currency
      The functional currency for the Company’s foreign subsidiaries is the local currency in which the respective entity is located, with the exception of F5 Networks, Ltd., in the United Kingdom that uses the U.S. dollar as its functional currency. An entity’s functional currency is determined by the currency of the economic environment in which the majority of cash is generated and expended by the entity. The financial statements of all majority-owned subsidiaries and related entities, with a functional currency other than the U.S. dollar, have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation.” All assets and liabilities of the respective entities are translated at year-end exchange rates and all revenues and expenses are translated at average rates during the respective period. Translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) in shareholders equity.
      Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period of exchange. The net effect of foreign currency gains and losses were not significant during the fiscal year ended September 30, 2005. Net transaction losses of $466,000 and $544,000 were charged to operations for the fiscal year ended September 30, 2004 and 2003, respectively.
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

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-Based Compensation
      On July 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). Prior to July 1, 2005, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25 no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
      The Company adopted FAS 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the fiscal year 2005 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The results for the prior periods have not been restated.
      Effective July 1, 2005 the Company adopted the straight-line attribution method for recognizing compensation expense. Previously under the disclosure-only provisions of SFAS 123, the Company used the accelerated method of expense recognition pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). For all unvested options outstanding as of July 1, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis over the remaining vesting period. For share-based payments granted subsequent to July 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period.
      The fair value of restricted stock units is based on the price of a share of our common stock on the date of grant. However, in determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following key assumptions.

	Stock Option Plan			Employee Stock Purchase Plan
	Years Ended September 30,			Years Ended September 30,

	2005	2004	2003	2005	2004	2003

Risk-free interest rate	3.53%	3.19%	2.33%	2.72%	1.14%	1.23%
Expected dividend	—	—	—	—	—	—
Expected term	2.7 years	2.2 years	4.0 years	0.5 years	0.5 years	0.5 years
Expected volatility	68.17%	59.05%	49.95%	52.48%	50.18%	72.93%
      The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Expected volatility is based on the annualized daily historical volatility of our stock price commensurate with the expected life of the option. Expected term of the option is based on an evaluation of the historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS 123R also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. The estimated forfeiture rate in the fourth quarter of fiscal 2005 is 5%. If the actual number of

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
      The weighted-average fair value of options granted in the fiscal years 2005, 2004 and 2003 was $18.68, $8.32 and $7.46, respectively.
      The following table shows the pro forma effect on the Company’s net income (loss) and net income (loss) per share for the years ended September 30, 2005, 2004 and 2003, had compensation expense been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123. The Company adopted SFAS 123R on July 1, 2005 the beginning of its fourth quarter of fiscal 2005; therefore, stock-based compensation expense shown in the pro forma table relates to expense through June 30, 2005 while the Company was still under the disclosure only provisions of SFAS 123. Stock-based compensation expense for the fourth quarter of fiscal 2005 has been included in results of operations. These pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or options may be cancelled in future years:

	Years Ended September 30,

	2005	2004	2003

Net income, as reported	$51,733	$32,953	$4,087
Add: Stock-based employee compensation expense under APB No. 25 included in reported net income, net of tax effect	—	10	83
Deduct: Total stock-based employee compensation expense determined under the fair value methods, net of tax effect	7,020	18,913	23,371

Pro forma net income (loss)	$44,713	$14,050	$(19,201)

Net income (loss) per share:
As reported — basic	$1.39	$0.99	$0.15
Pro forma — basic	$1.58	$0.42	$(0.73)
As reported — diluted	$1.34	$0.92	$0.14
Pro forma — diluted	$1.52	$0.39	$(0.73)
Earnings Per Share
      Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data).

	Years Ended September 30,

	2005	2004	2003

Numerator
Net income	$51,733	$32,953	$4,087
Denominator
Weighted average shares outstanding — basic	37,220	33,221	26,453
Dilutive effect of common shares from stock options and restricted stock units	1,513	2,771	1,767

Weighted average shares outstanding — diluted	38,733	35,992	28,220

Basic net income per share	$1.39	$0.99	$0.15

Diluted net income per share	$1.34	$0.92	$0.14

      Approximately 0.4 million, 1.4 million, and 2.6 million of common shares potentially issuable from stock options for the years ended September 30, 2005, 2004 and 2003 are excluded from the calculation of diluted earnings per share because the exercise price was greater than the market price.
Recent Accounting Pronouncements
      In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of FASB Staff Position (FSP) EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. This statement specifically nullifies the requirements of paragraph 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect the adoption of FSP FAS 115-1 and FAS 124-1 to have a material effect on the Company’s results of operations or financial condition.
      In May of 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial condition or results of operations.

2.	Short-Term and Long-Term Investments
      Short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2005
Corporate bonds and notes	$56,352	$—	$(275)	$56,077
Municipal bonds and notes	45,500	—	—	45,500
U.S. government securities	83,061	1	(325)	82,737

	$184,913	$1	$(600)	$184,314

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2004
Corporate bonds and notes	$37,060	$2	$(140)	$36,922
Municipal bonds and notes	59,750	—	(15)	59,735
U.S. government securities	19,054	—	(111)	18,943

	$115,864	$2	$(266)	$115,600

      Long-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2005
Corporate bonds and notes	$61,932	$—	$(1,007)	$60,925
U.S. government securities	68,497	—	(588)	67,909

	$130,429	$—	$(1,595)	$128,834

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2004
Corporate bonds and notes	$45,286	$31	$(328)	$44,989
U.S. government securities	37,007	3	(207)	36,803

	$82,293	$34	$(535)	$81,792

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amortized cost and fair value of fixed maturities at September 30, 2005, by contractual years-to-maturity, are presented below (in thousands):

	Amortized
	Cost	Fair Value

One year or less	$184,913	$184,314
Over one year through five years	130,429	128,834

	$315,342	$313,148

      The Company invests in securities that are rated investment grade or better. The unrealized losses on these investments were caused by interest rate increases and not credit quality. The Company has determined the unrealized losses are temporary as the duration of the decline in value of investments has been short, the extent of the decline, in both dollars and as a percentage of costs, is not significant, and the Company has the ability and intent to hold the investments until it recovers at least substantially all of the cost of the investments.
      The following table summarizes investments that have unrealized losses as of September 30, 2005 (in thousands):

	Less Than 12 Months		12 Months of Greater		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

September 30, 2005
Corporate bonds and notes	$74,686	$796	$33,316	$486	$108,002	$1,283
U.S. government securities	107,912	605	37,733	307	145,645	912

Total	$182,598	$1,401	$71,049	$793	$253,647	$2,195

3.	Business Combinations
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
2004 Acquisition of MagniFire Websystems, Inc.
      On May 31, 2004, the Company completed its acquisition of MagniFire Websystems, Inc. a provider of web application firewall products. As a result of the merger, the Company acquired all the assets of MagniFire, including MagniFire’s web application firewall product line (TrafficShield), all property, equipment and other assets that MagniFire used in its business and assumed certain of the liabilities of MagniFire. The purchase price was $30.5 million including $1.5 million of transactions costs. The results of operations of MagniFire have been included in the Company’s consolidated financial statements since June 1, 2004.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The purchase price allocation is as follows (in thousands):

Assets acquired
Cash	$895
Accounts receivable, net	152
Restricted cash	76
Other assets	625
Property and equipment	81
Developed technology	5,000
Goodwill	25,488

Total assets acquired	$32,317

Liabilities assumed
Accrued liabilities	$(723)
Deferred tax liability	(1,069)
Deferred revenue	(25)

Total liabilities assumed	(1,817)

Net assets acquired	$30,500

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
      At the time of the acquisition, the estimated purchase price was allocated to goodwill in the amount of $24.8 million, including the Company’s full valuation allowance on deferred taxes. During the fourth quarter of fiscal year 2004, the Company reversed the valuation allowance and therefore increased the amount allocated to goodwill by an additional $1.1 million due to the deferred tax liability that was assumed as a result of the acquisition. During the fourth quarter of fiscal year 2005, the Company adjusted the fair value of certain other assets and as a result decreased the amount allocated to goodwill by $0.4 million.
2003 Acquisition of uRoam, Inc.
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
      Unaudited pro forma financial information is as follows (in thousands, except per share data):

	Year Ended	Year Ended
	September 30,	September 30,
	2004	2003

Net revenues — pro forma	$171,309	$116,944
Net income (loss) — pro forma	$28,700	$(7,307)
Net income (loss) per share — basic — pro forma	$0.86	$(0.28)
Net income (loss) per share — diluted — pro forma	$0.80	$(0.28)
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

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Balance Sheet Details
      Other assets consist of the following (in thousands):

	Years Ended
	September 30,

	2005	2004

Software development costs	$521	$793
Acquired technology	5,367	6,967
Deposits and other	2,436	519

	$8,323	$8,279

      Amortization expense related to other assets was approximately $1.9 million, $1.3 million, and $0.4 million for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.
      Estimated amortization expense for software development costs and acquired technology for the five succeeding fiscal years is as follows (in thousands):

2006	$1,872
2007	$1,849
2008	$1,500
2009	$667
2010	—

$5,888

      Accrued liabilities consist of the following (in thousands):

	Years Ended
	September 30,

	2005	2004

Payroll and benefits	$11,572	$9,007
Sales and marketing	1,544	1,997
Restructuring	559	625
Warranty	1,564	1,062
Income taxes	1,682	800
Other	2,727	2,457

	$19,648	$15,948

      As of September 30, 2005, restructuring liabilities were $0.6 million and consisted of obligations under an excess facility operating lease. The excess facility charge was initially recognized during fiscal 2002 as part of the Company’s decision to discontinue its cache appliance business and exit its support facility in Washington D.C. The remaining liability approximates the full amount owed through the remainder of the lease term, expiring in 2007, and actual losses are not expected to vary from the original estimate.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The activity of the remaining restructuring liability as of September 30, 2005 and 2004 is presented below (in thousands):

	Balance at		Cash	Balance at
	September 30,	Additional	Payments and	September 30,
	2004	Charges	Write-Offs	2005

Excess facilities	$625	$—	$(66)	$559
Other	—	—	—	—

	$625	$—	$(66)	$559

	Balance at		Cash	Balance at
	September 30,	Additional	Payments and	September 30,
	2003	Charges	Write-Offs	2004

Excess facilities	$782	$—	$(157)	$625
Other	62	—	(62)	—

	$844	$—	$(219)	$625

      Other long term liabilities consist of the following (in thousands):

	Years Ended
	September 30,

	2005	2004

Income taxes payable	$3,880	$1,720
Deferred rent and other	2,770	2,136

	$6,650	$3,856

5.	Income Taxes
      The United States and international components of income (loss) before income taxes are as follows (in thousands):

	Years Ended September 30,

	2005	2004	2003

United States	$76,330	$27,715	$3,524
International	3,637	1,344	1,416

	$79,967	$29,059	$4,940

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for income taxes consists of the following (in thousands):

	Years Ended September 30,

	2005	2004	2003

Current
U.S. federal	$31,516	$—	$—
State	2,319	122	45
Foreign	750	923	657

Total	34,585	1,045	702
Deferred
U.S. federal	(5,984)	(4,591)	141
State	(653)	(348)	10
Foreign	286	—	—

Total	(6,351)	(4,939)	151

	$28,234	$(3,894)	$853

      The effective tax rate differs from the U.S. federal statutory rate as follows (in thousands):

	Years Ended September 30,

	2005	2004	2003

Income tax provision at statutory rate	$27,988	$10,219	$1,729
State taxes, net of federal benefit	1,908	706	36
Impact of international operations	2,417	357	91
Research and development and other credits	(2,057)	(1,397)	(1,017)
Other	627	(1,638)	(60)
Change in valuation allowance	(2,649)	(28,062)	4,382
Impact of stock option compensation on valuation allowance	—	15,921	(4,308)

	$28,234	$(3,894)	$853

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	Years Ended September 30,

	2005	2004	2003

Deferred tax assets
Net operating loss carry-forwards	$25,002	$26,427	$22,318
Allowance for doubtful accounts	915	810	844
Accrued compensation and benefits	1,140	690	591
Inventories and related reserves	417	210	198
Other accruals and reserves	5,857	2,008	1,773
Depreciation	462	838	831
Tax credit carry-forwards	7,631	5,552	4,156

	41,424	36,535	30,711
Valuation allowance	—	(2,649)	(30,711)
Deferred tax liabilities
Purchased intangibles and other	(1,277)	(2,506)	(151)

Net deferred tax assets (liabilities)	$40,147	$31,380	$(151)

      During the fourth quarter of fiscal year 2005 the Company determined, based on an evaluation of current operating results and projected future taxable income that the valuation allowance of $2.6 million pertaining to net operating loss carry-forwards in the United Kingdom was no longer needed and as a result the related valuation allowance was reversed. In the prior year, the Company determined that the U.S. deferred tax assets were more likely than not to be realizable and reversed the related valuation allowance during the fourth quarter of fiscal 2004. The Company had provided for a full valuation allowance against the deferred tax assets at the end of fiscal year 2003. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
      At September 30, 2005, the Company had approximately $64.3 million of U.S. net operating loss carry-forwards resulting from tax benefits associated with employee stock option plans, a portion of which begins to expire in 2011. The Company also had net operating loss carry-forwards of approximately $7.4 million related to operations in the United Kingdom that carry-forward indefinitely. At September 30, 2005, the Company also has federal research credit carry-forwards of approximately $7.2 million which, if not utilized, will begin to expire in fiscal year 2011 and state research credit carry-forwards of $349,000 which will begin to expire in fiscal year 2025.
      United States income and foreign withholding taxes have not been provided on approximately $1.8 million of undistributed earnings from the Company’s international subsidiaries. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries because the Company currently does not expect to remit those earnings in the foreseeable future. Determination of the amount of unrecognized deferred tax liability related to undistributed earnings of foreign subsidiaries is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
      On October 22, 2004, the American Jobs Creation Act of 2004 (AJCA) was signed into law. The AJCA provides for a temporary 85% dividends received deduction on certain earnings repatriated during either fiscal year 2005 or fiscal year 2006. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. Additionally, certain other significant criteria, as outlined in the AJCA, must also be met. F5 Networks did not elect this provision in fiscal year 2005, and does not intend to make an election in fiscal year 2006.

6.	Shareholders’ Equity
Common Stock
      In November 2003, the Company sold 5,175,000 shares, including 675,000 shares sold upon the exercise of the underwriters’ over-allotment option, of its common stock in a public offering at a price of $23.25 per share. The proceeds to the Company were $113.6 million, net of offering costs of $6.7 million.
Equity Incentive Plans
      In fiscal 2005, the Company modified the method in which it issues incentive awards to its employees through stock-based compensation. In prior years, stock-based compensation consisted only of stock options. In 2005, the majority of awards consisted of restricted stock unit awards and to a lesser degree stock options. Employees vest in restricted stock units and stock options ratably over the corresponding service term, generally one to four years. The Company’s stock options expire 10 years from the date of grant. Restricted stock units are payable in shares of the Company’s common stock as the periodic vesting requirements are satisfied. The value of a restricted stock unit is based upon the fair market value of the Company’s common stock on the date of grant. The value of restricted stock units is determined using the intrinsic value method and is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. Alternatively, the Company uses the Black-Scholes option pricing model to determine the fair value of its stock options. Compensation expense related to restricted stock units and stock options is recognized over the vesting period. The Company has adopted a number of stock-based compensation plans as discussed below.
      1998 Equity Incentive Plan. In November 1998, the Company adopted the 1998 Equity Incentive Plan, or the 1998 Plan, which provides for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses for employees and other service providers. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 1998 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. As of September 30, 2005, there were options to purchase 1,663,983 shares outstanding and 58,934 shares available for awards under the 1998 Plan.
      1999 Employee Stock Purchase Plan. In May 1999, the board of directors approved the adoption of the 1999 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan. A total of 2,000,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The Employee Stock Purchase Plan has been implemented in a series of offering periods, each 6 months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. As of September 30, 2005 there were 1,012,549 shares available for awards under the Employee Stock Purchase Plan.
      2000 Equity Incentive Plan. In July 2000, the Company adopted the 2000 Employee Equity Incentive Plan, or the 2000 Plan, which provides for discretionary grants of non-qualified stock options, stock purchase awards and stock bonuses for non-executive employees and other service providers. A total

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of 3,500,000 shares of common stock have been reserved for issuance under the 2000 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 2000 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. As of September 30, 2005, there were options to purchase 1,144,991 shares outstanding and 55,853 shares available for awards under the 2000 Plan.
      New Hire Incentive Plans. In October 2000, the Company adopted a non-qualified stock option plan, or the Pancottine Plan, in connection with the hiring of Jeff Pancottine, the Company’s Senior Vice President and General Manager, Security Business Unit. The Pancottine Plan provided for a grant of 200,000 non-qualified stock options for Mr. Pancottine. As of September 30, 2005, there were no options outstanding and no shares available for awards under the Pancottine Plan. In May 2001, the Company adopted a non-qualified stock option plan, or the Coburn Plan, in connection with the hiring of Steve Coburn, the Company’s former Senior Vice President of Finance and Chief Financial Officer. The Coburn Plan provided for a grant of 200,000 non-qualified stock options for Mr. Coburn. As of September 30, 2005, there were no options outstanding and no shares available for awards under the Coburn Plan. In October 2003, the company adopted a non-qualified stock option plan, or the Hull Plan, in connection with the hiring of Thomas Hull, the Company’s Senior Vice President of Worldwide Sales. The Hull plan provided for a grant of 225,000 non-qualified stock options for Mr. Hull. As of September 30, 2005, there were options to purchase 170,000 shares outstanding and no shares available for awards under the Hull Plan. In August 2004, the Company adopted a non-qualified stock option plan, or the Triebes Plan, in connection with the hiring of Karl Triebes, the Company’s Senior Vice President of Product Development and Chief Technology Officer. The Triebes Plan provided for a grant of 300,000 non-qualified stock options for Mr. Triebes. As of September 30, 2005, there were options to purchase 250,000 shares outstanding and no shares available for awards under the Triebes Plan. Upon certain changes in control of the Company, 100% of all outstanding and unvested options remaining under the Hull Plan and the Triebes Plan will vest and become immediately exercisable.
      Acquisition Incentive Plans. In July 2003, the Company adopted the uRoam Acquisition Equity Incentive Plan, or the uRoam Plan, in connection with the hiring of the former employees of uRoam, Inc. A total of 250,000 shares of common stock were reserved for issuance under the uRoam Plan. The plan provided for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses. The Company has not granted any stock purchase awards or stock bonuses under this plan. As of September 30, 2005 there were options to purchase 38,044 shares outstanding and no shares available for awards under the uRoam Plan. In July 2004, the Company adopted the MagniFire Acquisition Equity Incentive Plan, or the MagniFire Plan, in connection with the hiring of the former employees of MagniFire Websystems, Inc. A total of 415,000 shares of common stock were reserved for issuance under the MagniFire Plan. The plan provides for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses. The Company has not granted any stock purchase awards or stock bonuses under this plan. As of September 30, 2005 there were options to purchase 234,606 shares outstanding and no shares available for awards under the MagniFire Plan. Options that expire under the uRoam Plan or the MagniFire Plan, whether due to termination of employment or otherwise, are not available for future grant.
      2005 Equity Incentive Plan. In December 2004, the Company adopted the 2005 Equity Incentive Plan, or the 2005 Plan, which provides for discretionary grants of non-statutory stock options and stock units for employees, including officers, and other service providers. A total of 1,700,000 shares of common stock have been reserved for issuance under the 2005 Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding Stock Awards under the 2005 Plan. During the fiscal year 2005, the Company issued 37,500 stock options and 721,184 stock units under the 2005 Plan. As of September 30, 2005, there were options to purchase 37,500 shares outstanding and 944,316 shares available for awards under the 2005 Plan.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The restricted stock units were granted during the fourth quarter of fiscal 2005 with a per share weighted average fair value of $44.60. The restricted stock units granted in fiscal 2005 vest quarterly over a two year period. A summary of restricted stock unit activity under the 2005 Plan is as follows:

Outstanding Stock
Units

Balance, September 30, 2004	—
Units granted	721,184
Units vested	—
Units cancelled	(3,000)

Balance, September 30, 2005	718,184

      A summary of stock option activity under all of the Company’s plans is as follows:

	Options Outstanding

		Weighted
		Average
	Number of	Exercise Price
	Shares	per Share

Balance, September 30, 2002	7,240,850	$17.30
Options granted	2,195,300	15.24
Options exercised	(1,423,550)	7.60
Options cancelled	(504,771)	25.65

Balance, September 30, 2003	7,507,829	17.92
Options granted	2,230,515	24.79
Options exercised	(2,031,552)	11.00
Options cancelled	(353,232)	26.07

Balance, September 30, 2004	7,353,560	21.52
Options granted	224,100	43.73
Options exercised	(3,684,558)	17.66
Options cancelled	(297,786)	34.08

Balance at September 30, 2005	3,595,316	$25.82

      Stock options were granted with exercise prices equal to the market value of the Company’s common stock at the date of grant. The weighted-average fair values per share at the date of grant for options granted were $18.68, $8.32, and $7.46 for the fiscal years 2005, 2004, and 2003, respectively.

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted
		Remaining	Average		Weighted
		Contractual	Exercise		Average
	Number of	Life	Price per	Number of	Price per
Range of Exercise Prices	Shares	(In Years)	Share	Shares	Share

$ 0.25 — $ 12.79	546,577	5.58	$8.57	523,220	$8.49
$12.84 — $ 22.17	1,024,994	7.64	$17.27	701,237	$15.72
$22.43 — $ 24.75	475,736	8.49	$23.24	108,153	$23.47
$25.01 — $ 33.20	907,854	8.16	$27.38	732,558	$26.57
$33.34 — $120.88	640,155	5.90	$53.96	476,846	$56.16

$ 0.25 — $120.88	3,595,316	7.26	$25.82	2,542,014	$25.28

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of September 30, 2005, equity based awards (including stock option and stock units) available for future issuance is as follows:

Awards
Available for
Grant

Balance, September 30, 2002	1,714,262
Granted	(2,195,300)
Exercised	—
Cancelled	504,771
Additional shares reserved (terminated), net	1,155,000

Balance, September 30, 2003	1,178,733
Granted	(2,230,515)
Exercised	—
Cancelled	353,232
Additional shares reserved (terminated), net	820,070

Balance, September 30, 2004	121,520
Granted	(945,284)
Exercised	—
Cancelled	300,786
Additional shares reserved (terminated), net	1,582,081

Balance at September 30, 2005	1,059,103

      The Company recognized $4.6 million of pre-tax stock compensation expense following the early adoption of FAS 123R in the fourth quarter of fiscal year 2005. As of September 30, 2005, there was $32.7 million of total unrecognized compensation cost, related to unvested stock options and restricted stock units, the majority of which will be recognized ratably over the next two years. An assumption of a five percent forfeiture rate is utilized when arriving at the amount of stock compensation expense.

7.	Commitments and Contingencies
Operating Leases
      The majority of the Company’s operating lease payments relate to the Company’s two building corporate headquarters in Seattle, Washington. The lease on the first building commenced in July 2000; and the lease on the second building commenced in September 2000. The lease for both buildings expire in 2012. The second building has been fully subleased until 2012. The Company also leases additional office space for product development and sales and support personnel in the United States and internationally.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum operating lease payments, net of sublease income, are as follows (in thousands):

	Gross		Net
	Lease	Sublease	Lease
	Payments	Income	Payments

2006	$7,647	$3,350	$4,297
2007	7,341	3,460	3,881
2008	6,700	3,570	3,130
2009	6,853	3,681	3,172
2010	6,831	3,791	3,040
Thereafter	11,915	7,239	4,676

	$47,287	$25,091	$22,196

      Rent expense under non-cancelable operating leases amounted to approximately $5.6 million, $4.8 million, and $4.5 million for the fiscal years ended September 30, 2005, 2004, and 2003, respectively.
Litigation
      In July and August 2001, a series of putative securities class action lawsuits were filed in United States District Court, Southern District of New York against certain investment banking firms that underwrote the Company’s initial and secondary public offerings, the Company and some of the Company’s officers and directors. These cases, which have been consolidated under In re F5 Networks, Inc. Initial Public Offering Securities Litigation, No. 01 CV 7055, assert that the registration statements for the Company’s June 4, 1999 initial public offering and September 30, 1999 secondary offering failed to disclose certain alleged improper actions by the underwriters for the offerings. The consolidated, amended complaint alleges claims against the Company and those of our officers and directors named in the complaint under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Other lawsuits have been filed making similar allegations regarding the public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. In October 2002, the directors and officers were dismissed without prejudice. The issuer defendants filed a coordinated motion to dismiss these lawsuits in July 2002, which the Court granted in part and denied in part in an order dated February 19, 2003. The Court declined to dismiss the Section 11 and Section 10(b) and Rule 10b-5 claims against the Company. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including the Company, was submitted to the Court. On August 31, 2005, the Court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, including final approval by the Court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. Securities class action litigation could result in substantial costs and divert our management’s attention and resources. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, and any unfavorable outcome could have a material adverse impact on our business, financial condition and operating results.
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

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Employee Benefit Plans
      The Company has a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their compensation. The Company may, at its discretion, match a portion of the employees’ eligible contributions. Contributions by the Company to the plan during the years ended September 30, 2005, 2004, and 2003 were approximately $1.2 million, $1.0 million and $0.9 million, respectively. Contributions made by the Company vest over four years.

9.	Geographic Sales and Significant Customers
      Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company is organized as, and operates in, one reportable segment: the development, marketing and selling of a comprehensive suite of application networking solutions that helps customers efficiently and securely manage application traffic on their Internet-based networks. We manage our business based on four geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan; and Asia Pacific. Our chief operating decision-making group reviews financial information presented on a consolidated basis accompanied by information about revenues by geographic region. Our foreign offices conduct sales, marketing and support activities. The Company’s management evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Revenues are attributed by geographic location based on the location of the customer. The Company’s assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for net product revenue.
      The following presents revenues by geographic region (in thousands):

	Years Ended September 30,

	2005	2004	2003

Americas	$167,322	$103,603	$75,409
EMEA	47,198	25,606	16,880
Japan	38,435	26,801	16,039
Asia Pacific	28,455	15,180	7,567

	$281,410	$171,190	$115,895

      Net revenues from international customers are primarily denominated in U.S. dollars and totaled $114.1 million, $67.6 million, and $40.5 million for the years ended September 30, 2005, 2004 and 2003, respectively. One domestic distributor accounted for 18.6%, 19.1% and 12.6% of total net revenue for the fiscal years 2005, 2004 and 2003, respectively. This distributor accounted for 26.2%, 26.9% and 17.8% of accounts receivable as of September 30, 2005, 2004 and 2003, respectively.

10.	Subsequent Events
      On October 4, 2005, the Company acquired all of the capital stock of Swan Labs, Inc. (Swan Labs), a privately held Delaware corporation headquartered in San Jose, California for $43.0 million in cash. We also incurred $3.2 million of direct transaction costs for a total purchase price of approximately $46.2 million. Swan Labs provides WAN (Wide Area Network) optimization and application acceleration products and services. The addition of Swan Labs is intended to allow us to quickly enter the WAN optimization market, broaden our customer base, and augment our existing product line.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Quarterly Results of Operations
      The following presents the Company’s unaudited quarterly results of operations for the eight quarters ended September 30, 2005. The information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. This unaudited information has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that were considered necessary for a fair statement of our operating results for the quarters presented.

	Three Months Ended

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2005(1)	2005	2005	2004	2004(2)	2004	2004	2003

	(Unaudited and in thousands)
Net revenues
Products	$62,762	$57,112	$53,332	$46,397	$37,536	$32,537	$29,720	$26,376
Services	17,845	15,952	14,398	13,612	12,683	11,706	10,927	9,705

Total	80,607	73,064	67,730	60,009	50,219	44,243	40,647	36,081

Cost of net revenues
Products	13,886	12,751	11,820	10,528	8,489	7,267	6,799	5,849
Services	4,572	4,306	3,908	3,386	3,055	2,832	2,626	2,462

Total	18,458	17,057	15,728	13,914	11,544	10,009	9,425	8,311

Gross profit	62,149	56,007	52,002	46,095	38,675	34,144	31,222	27,770

Operating expenses
Sales and marketing	25,521	23,207	20,885	19,640	17,597	16,907	15,920	14,954
Research and development	9,039	7,547	7,789	6,974	6,764	6,253	5,900	5,444
General and administrative	7,067	5,833	5,854	5,006	4,463	4,069	3,855	3,357

Total operating expenses	41,627	36,587	34,528	31,620	28,824	27,229	25,675	23,755

Income from operations	20,522	19,420	17,474	14,475	9,851	6,915	5,547	4,015
Other income, net	2,925	2,123	1,641	1,387	891	848	808	184

Income before income taxes	23,447	21,543	19,115	15,862	10,742	7,763	6,355	4,199

Provision (benefit) for income taxes	7,796	7,566	7,003	5,869	(5,039)	347	400	398

Net income	$15,651	$13,977	$12,112	$9,993	$15,781	$7,416	$5,955	$3,801

Net income per share — basic	$0.41	$0.37	$0.33	$0.28	$0.46	$0.22	$0.18	$0.13

Weighted average shares — basic	38,479	37,918	36,905	35,577	34,593	34,382	33,768	30,159

Net income per share — diluted	$0.39	$0.35	$0.31	$0.26	$0.43	$0.20	$0.16	$0.11

Weighted average shares — diluted	40,015	39,418	38,921	37,818	36,779	36,969	36,946	33,121

(1)	The Company adopted FAS123R on July 1, 2005, and as a result recognized $4.6 million of compensation expense related to stock-based compensation charges included in operating expenses in the fourth quarter of fiscal 2005.

(2)	During the fourth quarter of fiscal 2004, the Company reversed the valuation allowance on U.S. deferred tax assets and as a result realized an income tax benefit of $7.3 million. The credit from the reversal of the valuation allowance was partially offset by actual U.S. and international tax expenses during the period.

F5 NETWORKS, INC.
SUPPLEMENTARY DATA
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charges to	Charges to		Balance
	Beginning	Costs and	Other		at End
Description	of Period	Expenses	Accounts	Deductions	of Period

	(In thousands)
Year Ended September 30, 2005 Allowance for doubtful accounts	$1,594	$653	$—	$(500)	$1,747
Allowance for sales returns	$1,567	$766	$626	$(1,737)	$1,222
Income tax valuation allowance	$2,649	$—	$—	$(2,649)	$—
Year Ended September 30, 2004
Allowance for doubtful accounts	$1,524	$150	$—	$(80)	$1,594
Allowance for sales returns	$1,525	$1,009	$1,566	$(2,533)	$1,567
Income tax valuation allowance	$30,711	$—	$—	$(28,062)	$2,649
Year Ended September 30, 2003 Allowance for doubtful accounts	$3,836	$(650)	$—	$(1,662)	$1,524
Allowance for sales returns	$1,616	$347	$745	$(1,183)	$1,525
Income tax valuation allowance	$26,329	$—	$4,382	$—	$30,711

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Management’s Report on Internal Control over Financial Reporting
      Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that required information is properly recorded, processed, summarized and reported within the required timeframe, as specified in the rules set forth by the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. We have reviewed our disclosure controls and procedures prior to the filing of this annual report and based on that review, we have concluded that the Company’s disclosure controls and procedures were effective in design and operation as of September 30, 2005.
      Changes in Internal Control over Financial Reporting. During the fourth fiscal quarter, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
      Limitations of internal control over financial reporting. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion of improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
      Management’s report on internal control over financial reporting. We have assessed the effectiveness of our company’s internal control over financial reporting as of September 30, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of September 30, 2005. Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      We intend to furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended September 30, 2005. Certain information required by this item is incorporated herein by reference to the Proxy Statement. Also see “Directors and Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation
      The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated herein by reference to the Proxy Statement.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
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
Dated: December 12, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ JOHN MCADAM John McAdam	Chief Executive Officer, President, and Director (principal executive officer)	December 12, 2005

By:	/s/ JOHN RODRIGUEZ John Rodriguez	Senior Vice President, Chief Accounting Officer (principal financial officer)	December 12, 2005

By:	/s/ GARY AMES Gary Ames	Director	December 12, 2005

By:	/s/ KEITH D. GRINSTEIN Keith D. Grinstein	Director	December 12, 2005

By:	/s/ KARL D. GUELICH Karl D. Guelich	Director	December 12, 2005

By:	/s/ ALAN J. HIGGINSON Alan J. Higginson	Director	December 12, 2005

By:	Rich Malone	Director

EXHIBIT INDEX

Exhibit
Number			Exhibit Description

2.1		—	Agreement and Plan of Merger dated as of May 31, 2004, by and among the Registrant, Fire5, Inc., a wholly owned subsidiary of the Registrant, MagniFire Websystems, Inc., and Lucent Venture Partners III LLC(1)
2.2		—	Agreement and Plan of Merger, dated September 6, 2005, among F5 Networks, Inc., Sparrow Acquisition Corp., Swan Labs Corporation and the other parties referred to therein.(2)

3.1		—	Second Amended and Restated Articles of Incorporation of the Registrant(3)

3.2		—	Amended and Restated Bylaws of the Registrant(3)

4.1		—	Specimen Common Stock Certificate(3)

10.1		—	Amended and Restated Office Lease Agreement dated April 3, 2000, between the Registrant and 401 Elliott West LLC(4)

10.2		—	Sublease Agreement dated March 30, 2001 between the Registrant and Cell Therapeutics, Inc.(5)

10.3		—	uRoam Acquisition Equity Incentive Plan(6)

10.4		—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(3)

10.5		—	1998 Equity Incentive Plan, as amended(7)

10.6		—	Form of Option Agreement under the 1998 Equity Incentive Plan(3)

10.7		—	Amended and Restated Directors’ Nonqualified Stock Option Plan(3)

10.8		—	Form of Option Agreement under the Amended and Restated Directors’ Nonqualified Stock Option Plan(3)

10.9		—	Amended and Restated 1996 Stock Option Plan(3)

10.10		—	Form of Option Agreement under the Amended and Restated 1996 Stock Option Plan(3)

10.11		—	1999 Non-Employee Directors’ Stock Option Plan(3)

10.12		—	Form of Option Agreement under 1999 Non-Employee Directors’ Stock Option Plan(3)

10.13		—	NonQualified Stock Option Agreement between John McAdam and the Registrant dated July 24, 2000(8)

10.14		—	2000 Employee Equity Incentive Plan(9)

10.15		—	Form of Option Agreement under the 2000 Equity Incentive Plan(10)

10.16		—	NonQualified Stock Option Agreement between M. Thomas Hull and the Registrant dated October 20, 2003(11)

10.17		—	1999 Employee Stock Purchase Plan, as amended(12)

10.18		—	MagniFire Acquisition Equity Incentive Plan(13)

10.19		—	NonQualified Stock Option Agreement between Karl Triebes and the Registrant dated August 16, 2004(13)

10.20		—	Incentive Compensation Plan for Executive Officers(13)

10.21		—	2005 Equity Incentive Plan(14)

10.22		—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan (with acceleration upon change of control)(15)

10.23		—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan (no acceleration upon change of control)(15)

21	.1*	—	Subsidiaries of the Registrant

23	.1*	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31	.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Current Report on Form 8-K dated May 31, 2004 and filed with the SEC on June 2, 2004.

(2)	Incorporated by reference from Current Report on Form 8-K dated October 4, 2005 and filed with the SEC on October 5, 2005.

(3)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(5)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(6)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-109895.

(7)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-104169.

(8)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2000.

(9)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-51878.

(10)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2001.

(11)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-112022.

(12)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-116187.

(13)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2004.

(14)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(15)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.