Form 10-K/A
period 2005-09-30
F5 NETWORKS INC
filed 2005-12-15
CIK 1048695

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

EXPLANATION OF AMENDMENT
      This Amendment No. 1 on Form 10-K/A is being filed to correct an error in note 1 to the Company’s consolidated financial statements relating to the pro forma effect on the Company’s net income per share for the year ended September 30, 2005 had stock-based compensation expense been included in net income pursuant to SFAS 123. There were no changes to the consolidated financial statements and this amendment had no effect on the Company’s results of operations or financial condition. The Company has also included Item 15. Exhibits and Financial Statement Schedules of the Original 10-K to reflect updated management certifications.

Item 8.	Financial Statements and Supplementary Data
F5 NETWORKS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	1
Consolidated Balance Sheets	3
Consolidated Income Statements	4
Consolidated Statements of Shareholders’ Equity	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7
Supplementary Data
Valuation and Qualifying Accounts and Reserves	31
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

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
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of F5 Networks, Inc. and its subsidiaries (the Company) at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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

	Years Ended September 30,

	2005	2004	2003

Net income, as reported	$51,733	$32,953	$4,087
Add: Stock-based employee compensation expense under APB No. 25 included in reported net income, net of tax effect	—	10	83
Deduct: Total stock-based employee compensation expense determined under the fair value methods, net of tax effect	7,020	18,913	23,371

Pro forma net income (loss)	$44,713	$14,050	$(19,201)

Net income (loss) per share:
As reported — basic	$1.39	$0.99	$0.15
Pro forma — basic	$1.20	$0.42	$(0.73)
As reported — diluted	$1.34	$0.92	$0.14
Pro forma — diluted	$1.15	$0.39	$(0.73)
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
      (a) Documents filed as part of this report are as follows:

1. Consolidated Financial Statements:

See Index to Consolidated Financial Statements included under Item 8 of this Annual Report, as amended, on Form 10-K.

2. Exhibits:

The required exhibits are included at the end of this Annual Report, as amended, on Form 10-K and are described in the Exhibit Index immediately preceding the first exhibit.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F5 Networks, Inc.

By:	/s/ JOHN RODRIGUEZ

John Rodriguez
Senior Vice President, Chief Accounting Officer
Dated: December 15, 2005

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

23.1	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002