Form 10-Q
period 2005-12-31
F5 NETWORKS INC
filed 2006-02-07
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
OR
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of February 3, 2006 was 39,965,642.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31,	September 30,
	2005	2005
ASSETS
Current assets
Cash and cash equivalents	$18,730	$51,867
Short-term investments	240,116	184,314
Accounts receivable, net of allowances of $3,045 and $2,969	49,203	41,703
Inventories	2,698	2,699
Deferred tax assets	4,260	3,935
Other current assets	9,788	9,906

Total current assets	324,795	294,424

Restricted cash	3,867	3,871
Property and equipment, net	19,076	16,158
Long-term investments	113,879	128,834
Deferred tax assets	28,979	36,212
Goodwill	81,652	49,677
Other assets, net	16,529	8,323

Total assets	$588,777	$537,499

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,965	$7,668
Accrued liabilities	21,098	19,648
Deferred revenue	39,684	36,009

Total current liabilities	73,747	63,325

Other long-term liabilities	6,759	6,650
Deferred revenue, long-term	3,647	3,314

Total long-term liabilities	10,406	9,964

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 100,000 shares authorized, 39,593 and 38,593 shares issued and outstanding	437,642	412,419
Accumulated other comprehensive loss	(1,460)	(1,430)
Retained earnings	68,442	53,221

Total shareholders’ equity	504,624	464,210

Total liabilities and shareholders’ equity	$588,777	$537,499

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended
	December 31,
	2005	2004
Net revenues
Products	$68,591	$46,397
Services	19,496	13,612

Total	88,087	60,009

Cost of net revenues
Products	14,593	10,528
Services	4,974	3,386

Total	19,567	13,914

Gross profit	68,520	46,095

Operating expenses
Sales and marketing	28,865	19,640
Research and development	10,478	6,974
General and administrative	7,397	5,006

Total	46,740	31,620

Income from operations	21,780	14,475
Other income, net	2,970	1,387

Income before income taxes	24,750	15,862
Provision for income taxes	9,529	5,869

Net income	$15,221	$9,993

Net income per share — basic	$0.39	$0.28

Weighted average shares — basic	39,163	35,577

Net income per share — diluted	$0.37	$0.26

Weighted average shares — diluted	40,805	37,818

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
(unaudited, in thousands)

			Accumulated
	Common Stock		Other		Total
			Comprehensive	Retained	Shareholders’
	Shares	Amount	Income / (Loss)	Earnings	Equity
Balance, September 30, 2005	38,593	$412,419	$(1,430)	$53,221	$464,210
Exercise of employee stock options	864	17,744	—	—	17,744
Issuance of stock under employee stock purchase plan	62	2,229	—	—	2,229
Issuance of restricted stock	74	—	—	—	—
Stock based compensation	—	5,250	—	—	5,250
Net income	—	—	—	15,221	—
Foreign currency translation adjustment	—	—	38	—	—
Unrealized loss on securities	—	—	(68)	—	—
Comprehensive income	—	—	—	—	15,191

Balance, December 31, 2005	39,593	$437,642	$(1,460)	$68,442	$504,624

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended
	December 31,
	2005	2004
Operating activities
Net income	$15,221	$9,993
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss on disposition of assets	4	7
Stock based compensation	5,250	––
Provision for doubtful accounts and sales returns	273	205
Depreciation and amortization	2,396	1,582
Deferred income taxes	9,262	(6,205)
Tax benefit from employee stock option plans	––	11,892
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(7,481)	(5,640)
Inventories	68	(31)
Other current assets	317	(1,226)
Other assets	(259)	(111)
Accounts payable and accrued liabilities	5,643	2,061
Deferred revenue	3,779	982

Net cash provided by operating activities	34,473	13,509

Investing activities
Purchase of investments	(98,560)	(120,260)
Sales of investments	57,618	86,593
Investment of restricted cash	4	24
Acquisition of business, net of cash acquired	(42,778)	(395)
Purchases of property and equipment	(3,874)	(2,082)

Net cash used in investing activities	(87,590)	(36,120)

Financing activities
Proceeds from the exercise of stock options	19,949	21,331

Net cash provided by financing activities	19,949	21,331

Net decrease in cash and cash equivalents	(33,168)	(1,280)
Effect of exchange rate changes on cash and cash equivalents	31	182

Cash and cash equivalents, beginning of period	51,867	24,901

Cash and cash equivalents, end of period	$18,730	$23,803

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Summary of Significant Accounting Policies
Description of Business
     We provide products and services to help companies efficiently and securely manage their Internet Protocol (IP) traffic. Our products improve the performance, availability and security of applications running on Internet-based networks. Internet traffic between servers running applications and clients using these applications passes through our products where the content is inspected to ensure that it is safe and modified as necessary to ensure that it is delivered securely and in a way that optimizes the performance of both the network and the applications. We also offer a broad range of services such as consulting, training, installation, maintenance, and other technical support services.
Acquisition
     On October 4, 2005, we acquired all of the capital stock of Swan Labs, Inc. (Swan Labs), a privately held Delaware corporation headquartered in San Jose, California for $43.0 million in cash. We also incurred $3.2 million of direct transaction costs for a total purchase price of approximately $46.2 million. Swan Labs provides WAN (Wide Area Network) optimization and application acceleration products and services. The addition of Swan Labs is intended to allow us to quickly enter the WAN optimization market, broaden our customer base, and augment our existing product line. Refer to Note 4, Business Combinations, for additional information related to the acquisition.
Basis of Presentation
     In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
Reclassifications
     Certain reclassifications have been made to prior year balances to conform to the current period presentation. The reclassifications had no impact on previously reported net income or shareholders’ equity.
Revenue Recognition
     Our products are integrated with software that is essential to the functionality of the equipment. Accordingly, we recognize revenue in accordance with the guidance provided under Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists,” and SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.”
     We sell products through distributors, resellers, and directly to end users. We recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. In certain regions where we do not have the ability to reasonably estimate returns, we defer revenue on sales to our distributors until we have received information from the channel partner indicating that the distributor has sold the product to its customer. Payment terms to domestic customers are generally net 45 days. Payment terms to international customers range from net 30 to 90 days based on normal and customary trade practices in the individual markets. We have offered extended payment terms ranging from three to six months to

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
certain customers, in which case, revenue is recognized when payments are received.
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
Goodwill
     Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. We have adopted the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in fiscal year 2003, goodwill of $25.5 million was recorded in connection with the acquisition of MagniFire Websystems Inc. in fiscal year 2004 and goodwill of $32.0 million was recorded in connection with the acquisition of Swan Labs, Inc in first fiscal quarter 2006. We complete our annual impairment test in the second quarter of each fiscal year and when events or conditions indicate that an impairment may have occurred. There was no impairment of goodwill during the three months ended December 31, 2005 and 2004, respectively.
Stock-Based Compensation
     On July 1, 2005, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). Prior to July 1, 2005, we accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25 no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
     We adopted FAS 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the quarter ended December 31, 2005 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The results for the prior periods have not been restated.
     Effective July 1, 2005 we adopted the straight-line attribution method for recognizing compensation expense. Previously under the disclosure-only provisions of SFAS 123, we used the accelerated method of expense recognition pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). For all unvested options outstanding as of July 1, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis over the remaining vesting period. For share-based payments granted subsequent to July 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period.
     The fair value of restricted stock units is based on the price of a share of our common stock on the date of grant. However, in determining the fair value of stock options, we use the Black-Scholes option pricing model that employs

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
the following key assumptions.

	Stock Option Plan				Employee Stock Purchase Plan
	Three months ended December 31,				Three months ended December 31,
	2005		2004		2005		2004
Risk-free interest rate	4.38%		3.28%		4.25%		2.13%
Expected dividend	—		—		—		—
Expected term	6.25	years	2.76	years	0.5	years	0.5	years
Expected volatility	53.35%		71.04%		53.20%		59.69%
     The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. Expected volatility is based on the annualized daily historical volatility of our stock price commensurate with the expected life of the option. For the period ended December 31, 2005, the expected term of the option is based on the vesting terms of the option and a contractual life of ten years using the simplified method calculation as defined by Staff Accounting Bulletin 107. For the period ended December 31, 2004, the expected term of the option is based on an evaluation of the historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS 123R also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply an estimated forfeiture rate that is derived from historical employee termination behavior. The estimated forfeiture rate in the first quarter of fiscal 2006 is 5%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
     The following table shows the pro forma effect on our net income and net income per share for the quarter ended December 31, 2004, had compensation expense been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123. Stock-based compensation for the first quarter of fiscal 2006 has been included in results of operations. The pro forma effect may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or options may be cancelled in future years (in thousands, except per share data):

Three months ended
December 31, 2004
Net income, as reported	$9,993
Deduct : Total stock-based employee compensation expense determined under the fair value methods, net of tax effect	2,746

Pro forma net income	$7,247

Net income per share :
As reported — basic	$0.28

Pro forma — basic	$0.20

As reported — diluted	$0.26

Pro forma — diluted	$0.19

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
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended
	December 31,
	2005	2004
Numerator
Net income	$15,221	$9,993

Denominator
Weighted average shares outstanding — basic	39,163	35,577
Dilutive effect of common shares from stock options and restricted stock units	1,642	2,241

Weighted average shares outstanding — diluted	40,805	37,818

Basic net income per share	$0.39	$0.28

Diluted net income per share	$0.37	$0.26

     Approximately 0.4 million and 0.5 million of common shares potentially issuable from stock options for the three months ended December 31, 2005 and 2004, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common stock for the respective period.
2. Commitments and Contingencies
Guarantees and Product Warranties
     In the normal course of business to facilitate sales of our products, we indemnify other parties, including customers, resellers, lessors, and parties to other transactions with us, with respect to certain matters. We have agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
     We generally offer warranties of one year for hardware with the option of purchasing additional warranty coverage in increments of one year. We accrue for warranty costs as part of our cost of sales based on associated material product costs and technical support labor costs. The following table summarizes the activity related to product warranties during the three months ended December 31, 2005 and 2004 (in thousands):

	Three months ended
	December 31,
	2005	2004
Balance, beginning of period	$1,565	$1,062
Provision for warranties issued	380	266
Payments	(370)	(266)

Balance, end of period	$1,575	$1,062

Purchase Commitments
     We currently have arrangements with contract manufacturers and other suppliers for the manufacture of our products. The arrangement with the primary contract manufacturer allows them to procure component inventory on our behalf based on a rolling production forecast provided by us. We are obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of December 31, 2005, we were committed to purchase approximately $11.6 million of such inventory during the next quarter.
Litigation
     We are not aware of any pending legal proceedings that, individually or in the aggregate, would have a material adverse effect on our business, operating results, or financial condition. We may in the future be party to litigation arising in the ordinary course of business, including claims that allegedly infringe upon third-party trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.
3. Geographic Sales and Significant Customers
     Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We are organized as, and operate in, one reportable segment: the development, marketing and selling of a comprehensive suite of application networking solutions that helps customers efficiently and securely manage application traffic on their Internet-based networks. We manage our business based on four geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan; and Asia Pacific. Our chief operating decision-making group reviews financial information presented on a consolidated basis accompanied by information about revenues by geographic region. Our foreign offices conduct sales, marketing and support activities. Our management evaluates performance based primarily on revenues in the geographic locations in which we operate. Revenues are attributed by geographic location based on the location of the customer. Our assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for net product revenue.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
     The following presents revenues by geographic region (in thousands):

	Three months ended
	December 31,
	2005	2004
Americas	$52,205	$35,197

EMEA	15,116	11,034

Japan	11,313	8,599

Asia Pacific	9,453	5,179

	$88,087	$60,009

     Net revenues from international customers are primarily denominated in U.S. dollars and totaled $35.9 million and $24.8 million for the three months ended December 31, 2005 and 2004, respectively. One domestic distributor accounted for 14.9% of total net revenue for the three months ended December 31, 2005. This distributor accounted for 18.2% of accounts receivable as of December 31, 2005.
4. Business Combinations
     On October 4, 2005, we acquired all of the capital stock of Swan Labs, a privately held Delaware corporation headquartered in San Jose, California for $43.0 million in cash. We also incurred $3.2 million of direct transaction costs for a total purchase price of approximately $46.2 million. As a result of the merger, we acquired all the assets of Swan Labs, all property, equipment and other assets that Swan Labs used in its business and assumed all the liabilities of Swan Labs. Swan Labs provides WAN (Wide Area Network) optimization and application acceleration products and services. The addition of Swan Labs is intended to allow us to quickly enter the WAN optimization market, broaden our customer base, and augment our existing product line. The results of operations of Swan Labs have been included in our consolidated financial statements from the date of acquisition.
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
     The purchase price allocation is as follows (in thousands):

Assets acquired
Cash	$3,448
Fair value of assets	1,497
Deferred tax assets, net	2,341
Developed technology and customer relationships	8,589
Goodwill	31,975

Total assets acquired	$47,850

Liabilities assumed

Accrued liabilities	$(1,405)
Deferred revenue	(229)

Total liabilities assumed	(1,634)

Net assets acquired	$46,216

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
     Of the total estimated purchase price, $8.0 million and $0.6 million was allocated to developed technology and customer relationships, respectively. To determine the value of the developed technology, a combination of cost and market approaches were used. The cost approach required an estimation of the costs required to reproduce the developed technology. The market approach measures the fair value of the technology through an analysis of recent comparable transactions. To determine the value of customer relationships, the income approach was used. The income approach estimates the fair value based on the earnings and cash flow capacity of an asset. The $8.6 million allocated to developed technology and customer relationships will be amortized on a straight-line basis over an estimated useful life of five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto contained in the our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 12, 2005. Our discussion may contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, based upon current expectations. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. Actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements for a variety of reasons, including, among others, product development, supplier or manufacturing delays, competition, management of growth, world events, potential fluctuations in operating results, international commerce, outcome of legal proceedings and claims, acquisitions and strategic transactions. These risk and uncertainties, as well as other risk and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in further detail under “Risk Factors” and “Business” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, and elsewhere in this report. The company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.
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
     Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:
• Revenues. The majority of our revenues are derived from sales of our Application Security, Application Optimization, and Application Availability platforms. We also derive revenues from the sales of services including annual maintenance contracts, installation, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are key indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.
• Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, amortization of developed technology, and personnel and overhead expenses. Our margins have remained relatively stable over the past two years; however factors such as sales price, product mix, inventory obsolescence, returns, component price increases, and warranty costs could significantly impact our gross margins from quarter to quarter and represent the significant indicators we monitor on a regular basis.
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
• Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments during the first quarter of fiscal 2006 was primarily due to net income from operations, with operating activities providing cash of $34.5 million. Capital expenditures during the first quarter of fiscal 2006 were comprised primarily of tenant improvements and information technology infrastructure and equipment to support the growth of our core business activities. On October 4, 2005, we acquired all of the common stock of Swan Labs for cash of $43.0 million. We will continue to evaluate possible acquisitions of or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.
• Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health. Deferred revenues continued to increase due to the growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our day’s sales outstanding for the first quarter of fiscal 2006 was 50. We expect to maintain this metric going forward.
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
     Reserve for Product Returns. In some instances, product revenue from distributors is subject to agreements allowing rights of return. Product returns are estimated based on historical experience and are recorded at the time revenues are recognized. Accordingly, we reduce recognized revenue for estimated future returns at the time revenue is recorded. When rights of return are present and we cannot estimate returns, revenue is recognized when such rights lapse. The estimates for returns are adjusted periodically based upon changes in historical rates of returns and other related factors. It is possible that these estimates will change in the future or that the actual amounts could vary from our estimates.
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
     Accounting for Income Taxes. We utilize the liability method of accounting for income taxes as set forth by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS 109. Accordingly, we are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes in each geographic region. These differences result in deferred tax assets and liabilities. Due to the evolving nature and complexity of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.
     Stock-based Compensation. We adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”) on July 1, 2005, and as a result recognized $5.3 million of expense related to stock-based compensation charges included in operating expenses in the first quarter of fiscal 2006. Prior to July 1, 2005, we accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25 no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
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
     Effective July 1, 2005 we adopted the straight-line attribution method for recognizing compensation expense. Previously under the disclosure-only provisions of SFAS 123, we used the accelerated method of expense recognition pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). For all unvested options outstanding as of July 1, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis over the remaining vesting period. For share-based payments granted subsequent to July 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period. As of December 31, 2005, there was $29.8 million of total unrecognized compensation cost, the majority of which will be recognized ratably over the next two years. Going forward, stock compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.

     In addition, we recently modified the method in which we issue incentive awards to our employees through stock-based compensation. In prior years, stock-based compensation consisted only of stock options. Beginning in the fourth quarter of fiscal 2005, we began to grant restricted stock unit awards instead of stock options. The value of restricted stock units is determined by the number of shares granted and the quoted price of our common stock on the date of grant. Alternatively, in determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following key assumptions. Expected volatility is based on the annualized daily historical volatility of our stock price, over the expected life of the option. Expected term of the option is based on historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.
     SFAS 123R also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. Our estimated forfeiture rate in the first quarter of fiscal 2006 is 5%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
     Goodwill Impairments. Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. We have adopted the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in fiscal year 2003, goodwill of $25.5 million was recorded in connection with the acquisition of MagniFire Websystems Inc. in fiscal year 2004 and goodwill of $32.0 million was recorded in connection with the acquisition of Swan Labs in fiscal year 2006. We complete our annual impairment test in the second quarter of each fiscal year and when events or conditions indicate that an impairment may have occurred. There was no impairment of goodwill during the three months ended December 31, 2005 and 2004, respectively.
Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended
	December 31,
	2005	2004
	(in thousands, except percentages)
Net Revenues
Products	$68,591	$46,397
Services	19,496	13,612

Total	$88,087	$60,009

Percentage of net revenues
Products	77.9%	77.3%
Services	22.1	22.7

Total	100.0%	100.0%

     Net revenues. Total net revenues increased 46.8%, to $88.1 million for the three months ended December 31, 2005 from $60.0 million for the same period in the prior year. The improvement was due to increased demand for our application delivery networking products and higher services revenues resulting from our increased installed base of products. During the three months ended December 31, 2005, each of our primary geographic regions reported higher revenues compared to the prior period. International revenues were 40.7% of total net revenues for the three months ended December 31, 2005 compared to 41.3% for the same period in the prior year. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
     Net product revenues increased 47.8%, to $68.6 million for the three months ended December 31, 2005 from $46.4 million for the same period in the prior year. The increase in the three months ended December 31, 2005, was primarily due to absolute growth in the volume of product sales of our BIG-IP product line as well as incremental revenues derived from sales of our FirePass and TrafficShield product lines. Sales of our BIG-IP family of application delivery networking products represented 91.5% and 90.4% of product revenues for the three months ended December 31, 2005 and 2004, respectively.
     Net service revenues increased 43.2%, to $19.5 million for the three months ended December 31, 2005 from $13.6 million for the same period in the prior year. The increase in services revenue was primarily due to increases in the purchase or renewal of maintenance contracts as our installed base of products increased.
     Ingram Micro Inc., one of our domestic distributors, accounted for 14.85% of our total net revenues for the three months ended December 31, 2005. Ingram Micro Inc. accounted for 18.2% of our accounts receivable as of December 31, 2005.

	Three months ended
	December 31,
	2005	2004
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$14,593	$10,528
Services	4,974	3,386

Total	19,567	13,914

Gross profit	$68,520	$46,095

Cost of net revenues and gross profit (as a percentage of related net revenue)
Products	21.3%	22.7%
Services	25.5	24.9

Total	22.2	23.2

Gross profit	77.8%	76.8%

     Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues as a percentage of net product revenues remained relatively consistent at 21.3% during the first quarter of fiscal 2006 compared to 22.7% in the prior period. The increase in absolute dollars is consistent with the increase in product revenues for the corresponding period.
     Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities, and depreciation expenses. Cost of net service revenues as a percentage of net service revenues remained relatively consistent at 25.5% for the first quarter of fiscal 2006 compared to 24.9% in the prior period. Professional services headcount at the end of December 2005 increased to 161 from 105 at the end of December 2004. Going forward, we expect to continue to increase our cost of service revenues to support our expanded product lines and growing customer base.

	Three months ended
	December 31,
	2005	2004
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$28,865	$19,640
Research and development	10,478	6,974
General and administrative	7,397	5,006

Total	$46,740	$31,620

Operating expenses (as a percentage of net revenue)
Sales and marketing	32.8%	32.7%
Research and development	11.9	11.6
General and administrative	8.4	8.3

Total	53.1%	52.7%

     Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, facilities and depreciation expenses. In absolute dollars, sales and marketing expenses increased 47.0% from the prior period. The increase in sales and marketing expenses was primarily due to increased commission and personnel costs of $5.2 million, consistent with the increased revenue and headcount for the corresponding period and stock-based compensation charges of $2.1 million. Sales and marketing headcount at the end of December 2005 increased to 380 from 266 at the end of December 2004. We expect to continue to increase sales and marketing expenses in absolute dollars in order to grow revenues and increase our market share.
     Research and development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses. In absolute dollars, research and development expenses increased 50.2% from the prior period. The increase in research and development expenses was primarily due to stock-based compensation charges of $1.4 million and higher salary and benefit expenses of $1.6 million. Research and development headcount at the end of December 2005 increased to 245 from 197 at the end of December 2004. The growth in employee headcount was primarily related to enhancement of our current products and our ability to develop new, technologically advanced products that meet the changing needs of our customers. We expect to continue to increase research and development expenses as our future success is dependent on the continued development of our products.
     General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities, and depreciation expenses. In absolute dollars, general and administrative expenses increased 47.8% from the prior period. The increase in general and administrative expenses was primarily due to stock-based compensation charges of $1.4 million and increased salary and benefit expenses of $0.5 million. General and administrative headcount at the end of December 2005 increased to 105 from 81 at the end of December 2004. General and administrative expense is expected to remain at these increased levels as we continue to build our infrastructure to support the worldwide growth of our business.

	Three months ended
	December 31,
	2005	2004
	(in thousands, except percentages)
Other Income and Income Taxes
Income from operations	$21,780	$14,475
Other income, net	2,970	1,387

Income before income taxes	24,750	15,862
Provision for income taxes	9,529	5,869

Net income	$15,221	$9,993

Other income and income taxes (as percentage of revenue)
Income from operations	24.7%	24.1%
Other income, net	3.4	2.3

Income before income taxes	28.1	26.4
Provision for income taxes	10.8	9.8

Net income	17.3%	16.7%

     Other income, net. Other income, net, consists of interest income and foreign currency transaction gains and losses. Other income, net, increased 114.1% as compared to the prior period. The significant increase was due to a combination of higher yields and increased investment balances. The increased investment balances are the result of cash provided from operating and financing activities.
     Provision for Income taxes. We recorded a 38.5% provision for income taxes during the current period. As of December 31, 2005 we do not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that the assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at December 31, 2005 and December 31, 2004 were $33.2 million and $37.6 million, respectively. Our world wide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in our geographic locations, changes in the valuation of our net deferred tax assets, resolution of potential exposures, introduction of new accounting standards or changes in tax laws or interpretations thereof. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on judgment of whether, and the extent to which, additional taxes and interest may be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense.
Liquidity and Capital Resources
     Cash and cash equivalents, short-term investments and long-term investments were $372.7 million as of December 31, 2005 compared to $365.0 million as of September 30, 2005, representing an increase of $7.7 million. The increase was due to cash provided by operations of $34.5 million and cash received from employee stock option exercises of $19.9 million partially offset by $3.9 million used for the purchase of property and equipment and $42.8 million of cash payments, net of cash acquired to shareholders of Swan Labs, which was acquired in October 2005.
     Cash provided by operating activities was $34.5 million for the three months ended December 31, 2005 compared to $13.5 million for the same period in the prior year. Cash flow from operations for the three months ended December 31, 2005 resulted from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including depreciation and amortization charges.

     Cash used in investing activities was $87.6 million for the three months ended December 31, 2005 compared to $36.1 million for the same period in the prior year. The significant amount of cash used in investing activities in the current period was primarily due to our investment in Swan Labs in October 2005 and the purchase of investments partially offset by the sale of investments. Cash provided by financing activities for the three months ended December 31, 2005 was $19.9 million compared to $21.3 million for the same period in the prior year. Our financing activities in the current and prior period consisted of cash received from the exercise of employee stock options and purchases under our employee stock purchase plan. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances together with cash generated from operations should be sufficient to meet our operating requirements for the foreseeable future.
     As of December 31, 2005, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2012. There have been no material changes in our principal lease commitments compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2005. In connection with the lease agreement for our corporate headquarters we established a restricted escrow account collateralized by a certificate of deposit that has been included on our balance sheet as a component of restricted cash. The total amount required in escrow reduces at various dates as set forth by the lease agreement. The amount required in escrow at December 31, 2005 was $3.6 million as set forth by the lease agreement.
     We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of December 31, 2005, we were committed to purchase approximately $11.6 million of such inventory during the next quarter.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three month period ended December 31, 2005, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2005.
Item 4. Controls and Procedures
     Our chief executive officer and our chief accounting officer, after evaluating the effectiveness of our “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this quarterly report, have concluded that as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
     There were no changes in our internal controls during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are not aware of any pending legal proceedings that, individually or in the aggregate, would have a material adverse effect on our business, operating results, or financial condition. We may in the future be party to litigation arising in the ordinary course of business, including claims that allegedly infringe upon third-party trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

     Reference is made to Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2005, filed December 12, 2005 for descriptions of our legal proceedings. We continue to believe that the resolution of these legal proceedings will not have a material adverse effect on us and there have been no material developments since our 10-K filing.
Item 6. Exhibits

Exhibit
Number		Exhibit Description
2.1	—	Agreement and Plan of Merger, dated September 6, 2005, among F5 Networks, Inc. Sparrow Acquisition Corp., Swan Labs Corporation and the other parties referred to therein (1)

3.1	—	Second Amended and Restated Articles of Incorporation of the Registrant (2)

3.2	—	Amended and Restated Bylaws of the Registrant (2)

4.1	—	Specimen Common Stock Certificate (2)

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on form 8-K, filed with the Securities and Exchange Commission on October 5, 2005.

(2)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of February, 2006.

F5 NETWORKS, INC.

By:	/s/ JOHN RODRIGUEZ
John Rodriguez
Chief Accounting Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Exhibit Description
2.1	—	Agreement and Plan of Merger, dated September 6, 2005, among F5 Networks, Inc. Sparrow Acquisition Corp., Swan Labs Corporation and the other parties referred to therein (1)

3.1	—	Second Amended and Restated Articles of Incorporation of the Registrant (2)

3.2	—	Amended and Restated Bylaws of the Registrant (2)

4.1	—	Specimen Common Stock Certificate (2)

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on form 8-K, filed with the Securities and Exchange Commission on October 5, 2005.

(2)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.