Form 10-Q
period 2006-03-31
F5 NETWORKS INC
filed 2006-05-09
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of May 5, 2006 was 40,547,825.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,	September 30,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$23,003	$51,867
Short-term investments	321,003	184,314
Accounts receivable, net of allowances of $2,309 and $2,969	51,953	41,703
Inventories	3,024	2,699
Deferred tax assets	3,942	3,935
Other current assets	12,266	9,906

Total current assets	415,191	294,424

Restricted cash	3,870	3,871
Property and equipment, net	23,669	16,158
Long-term investments	76,009	128,834
Deferred tax assets	19,682	36,212
Goodwill	81,652	49,677
Other assets, net	16,674	8,323

Total assets	$636,747	$537,499

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,605	$7,668
Accrued liabilities	23,042	19,648
Deferred revenue	44,256	36,009

Total current liabilities	81,903	63,325

Other long-term liabilities	7,580	6,650
Deferred revenue, long-term	3,650	3,314

Total long-term liabilities	11,230	9,964

Commitments and contingencies
Shareholders’ equity	—	—
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 100,000 shares authorized, 40,388 and 38,593 shares issued and outstanding	460,789	412,419
Accumulated other comprehensive loss	(1,684)	(1,430)
Retained earnings	84,509	53,221

Total shareholders’ equity	543,614	464,210

Total liabilities and shareholders’ equity	$636,747	$537,499

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
Net revenues
Products	$72,775	$53,332	$141,366	$99,729
Services	21,341	14,398	40,837	28,010

Total	94,116	67,730	182,203	127,739

Cost of net revenues
Products	15,441	11,820	30,034	22,348
Services	5,846	3,908	10,820	7,294

Total	21,287	15,728	40,854	29,642

Gross profit	72,829	52,002	141,349	98,097

Operating expenses
Sales and marketing	31,162	20,885	60,027	40,525
Research and development	12,276	7,789	22,754	14,763
General and administrative	7,148	5,854	14,545	10,860

Total	50,586	34,528	97,326	66,148

Income from operations	22,243	17,474	44,023	31,949
Other income, net	3,877	1,641	6,847	3,028

Income before income taxes	26,120	19,115	50,870	34,977
Provision for income taxes	10,053	7,003	19,582	12,872

Net income	$16,067	$12,112	$31,288	$22,105

Net income per share — basic	$0.40	$0.33	$0.79	$0.61

Weighted average shares — basic	40,120	36,905	39,636	36,234

Net income per share — diluted	$0.39	$0.31	$0.76	$0.58

Weighted average shares — diluted	41,627	38,921	41,278	38,394

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	Six Months Ended March 31, 2006
			Accumulated
	Common Stock		Other		Total
			Comprehensive	Retained	Shareholders'
	Shares	Amount	Loss	Earnings	Equity
Balance, September 30, 2005	38,593	$412,419	$(1,430)	$53,221	$464,210
Exercise of employee stock options	1,570	35,298	—	—	35,298
Issuance of stock under employee stock purchase plan	62	2,229	—	—	2,229
Issuance of restricted stock	163	—	—	—	—
Stock based compensation	—	10,843	—	—	10,843
Net income	—	—	—	31,288	—
Foreign currency translation adjustment	—	—	(20)	—	—
Unrealized loss on securities	—	—	(234)	—	—

Comprehensive income	—	—	—	—	31,034

Balance, March 31, 2006	40,388	$460,789	$(1,684)	$84,509	$543,614

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended
	March 31,
	2006	2005
Operating activities
Net income	$31,288	$22,105
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of assets	37	38
Stock based compensation	10,843	—
Provisions for doubtful accounts and sales returns	(397)	547
Depreciation and amortization	5,017	3,261
Deferred income taxes	18,973	(12,264)
Tax benefit from employee stock option plans	—	24,359
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(9,560)	(12,703)
Inventories	(258)	(398)
Other current assets	(1,736)	(1,218)
Other assets	(1,392)	(120)
Accounts payable and accrued liabilities	8,923	3,047
Deferred revenue	8,353	4,414

Net cash provided by operating activities	70,091	31,068

Investing activities
Purchases of investments	(240,444)	(198,264)
Sales of investments	156,222	122,726
Investment of restricted cash	2	29
Acquisition of business, net of cash acquired	(42,778)	(395)
Purchases of property and equipment	(9,047)	(3,491)

Net cash used in investing activities	(136,045)	(79,395)

Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	37,077	45,125

Net cash provided by financing activities	37,077	45,125

Net decrease in cash and cash equivalents	(28,877)	(3,202)
Effect of exchange rate changes on cash and cash equivalents	13	93

Cash and cash equivalents, beginning of period	51,867	24,901

Cash and cash equivalents, end of period	$23,003	$21,792

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
Revenue Recognition
     Our products are integrated with software that is essential to the functionality of the equipment. Accordingly, we recognize revenue in accordance with the guidance provided under Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” and SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”
     We sell products through distributors, resellers, and directly to end users. We recognize product revenue upon shipment, net of estimated returns, provided that collection is reasonably assured and no significant performance obligations remain. In certain regions where we do not have the ability to reasonably estimate returns, we defer revenue on sales to our distributors until we have received information from the channel partner indicating that the distributor has sold the product to its customer. Payment terms to domestic customers are generally net 30 to net 45 days. Payment terms to international customers range from net 30 to net 90 days based on normal and customary trade practices in the individual markets. We have offered extended payment terms to certain customers, in which case, revenue is recognized when payments are received.

     Whenever a software license, hardware, installation and post-contract customer support (“PCS”) elements are sold together, a portion of the sales price is allocated to each element based on their respective fair values as determined when the individual elements are sold separately. Revenues from the license of software are recognized when the software has been shipped and the customer is obligated to pay for the software. When rights of return are present and we cannot estimate returns, we recognize revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes rights to upgrades, when and if available, a limited period of telephone support updates and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.
Goodwill
     Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. We have adopted the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in fiscal year 2003, goodwill of $25.5 million was recorded in connection with the acquisition of MagniFire Websystems Inc. in fiscal year 2004 and goodwill of $32.0 million was recorded in connection with the acquisition of Swan Labs, Inc. (“Swan Labs”) in first fiscal quarter of 2006. In March 2006, we completed our annual impairment test and concluded that there was no impairment of goodwill.
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
     We adopted FAS 123R using the modified-prospective-transition method. Accordingly, compensation cost recognized for the three month and six month periods ended March 31, 2006 include: a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The results for the prior periods have not been restated.
     Effective July 1, 2005 we adopted the straight-line attribution method for recognizing compensation expense. Previously under the disclosure-only provisions of FAS 123, we used the accelerated method of expense recognition pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). For all unvested options outstanding as of July 1, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis over the remaining vesting period. For share-based payments granted subsequent to July 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period.
     The fair value of restricted stock units is based on the price of a share of our common stock on the date of grant. In determining the fair value of stock options, we use the Black-Scholes option pricing model which is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the risk free interest rate, our expected stock price volatility over the term of the option and actual and projected employee stock option exercise behaviors.
     The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. Expected volatility is based on the annualized daily historical volatility of our stock price commensurate with the expected life of the option. For the period ended March 31, 2006, the expected term of the option is based on the vesting terms of the option and a contractual life of ten years using the simplified method calculation as defined by Staff Accounting Bulletin 107. For the period ended March 31, 2005, the expected term of the option is based on an evaluation of the historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-

Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. FAS 123R also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply an estimated forfeiture rate that is derived from historical employee termination behavior. The estimated forfeiture rate in the second quarter of fiscal year 2006 is 5%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
     The following table shows the pro forma effect on our net income and net income per share for the three months and six month periods ended March 31, 2005, had compensation expense been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by FAS 123. Stock-based compensation for the three months and six months ended March 31, 2006 has been included in statements of income. The pro forma effect may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or options may be cancelled in future years (in thousands, except per share data):

	Three months ended	Six months ended
	March 31, 2005	March 31, 2005
Net income, as reported	$12,112	$22,105
Deduct : Total stock-based employee compensation expense determined under the fair value methods, net of tax effect	(2,391)	(5,137)

Pro forma net income	$9,721	$16,968

Net income per share:
As reported — basic	$0.33	$0.61

Pro forma — basic	$0.26	$0.47

As reported — diluted	$0.31	$0.58

Pro forma — diluted	$0.25	$0.44

Earnings Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
Numerator
Net income	$16,067	$12,112	$31,288	$22,105

Denominator
Weighted average shares outstanding — basic	40,120	36,905	39,636	36,234
Dilutive effect of common shares from stock options and restricted stock units	1,507	2,016	1,642	2,160

Weighted average shares outstanding — diluted	41,627	38,921	41,278	38,394

Basic net income per share	$0.40	$0.33	$0.79	$0.61

Diluted net income per share	$0.39	$0.31	$0.76	$0.58

     Approximately 117,000 and 319,000 of common shares potentially issuable from stock options for the three months ended March 31, 2006 and 2005, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common stock for the respective period. Approximately 246,000 and 422,000 of common shares potentially issuable from stock options for the six months ended March 31, 2006 and 2005, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common stock for the respective period.
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
     We generally offer warranties of one year for hardware and 90 days for software. We accrue for warranty costs as part of our cost of sales based on associated material product costs and technical support labor costs. The following table summarizes the activity related to product warranties for the three months and six months ended March 31, 2006 and 2005 (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
Balance, beginning of period	$1,575	$1,062	$1,565	$1,062
Provision for warranties issued	320	272	700	538
Payments	(313)	(271)	(683)	(537)

Balance, end of period	$1,582	$1,063	$1,582	$1,063

Purchase Commitments
     We currently have arrangements with contract manufacturers and other suppliers for the manufacture of our products. The arrangement with the primary contract manufacturer allows them to procure component inventory on our behalf based on a rolling production forecast provided by us. We are obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of March 31, 2006, we were committed to purchase approximately $16.3 million of such inventory during the next quarter.
Litigation
     We are not aware of any pending legal proceedings that, individually or in the aggregate, would have a material adverse effect on our business, operating results or financial condition. We may in the future be party to litigation arising in the ordinary course of business, including claims that our products allegedly infringe upon third-party trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.
3. Geographic Sales and Significant Customers
     Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We are organized as, and operate in, one reportable segment: the development, marketing and selling of a comprehensive suite of application networking solutions that helps customers efficiently and securely manage application traffic on their Internet-based networks. We manage our business based on four geographic regions: the Americas (primarily the United States); Europe, the Middle East and Africa (EMEA); Japan; and the Asia Pacific region. Our chief operating decision-making group reviews financial information presented on a consolidated basis accompanied by information about revenues by geographic region. Our foreign offices conduct sales, marketing and support activities. Our management evaluates performance based primarily on revenues in the geographic locations in which we operate. Revenues are attributed by geographic location based on the location of the customer. Our assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for net product revenue.

     The following presents revenues by geographic region (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
Americas	$52,549	$37,479	$104,754	$72,676
EMEA	16,787	10,702	31,903	21,736
Japan	14,602	12,283	25,915	20,882
Asia Pacific	10,178	7,266	19,631	12,445

	$94,116	$67,730	$182,203	$127,739

     Net revenues from international customers are primarily denominated in U.S. dollars and totaled $41.6 million and $30.3 million for the three months ended March 31, 2006 and 2005, respectively, and $77.4 and $55.1 million for the six months ended March 31, 2006 and 2005, respectively. Two domestic distributors accounted for 24.3% and 24.4% of total net revenue for the three and six month periods ended March 31, 2006, respectively. One domestic distributor accounted for 17.8% and 16.9% of total net revenue for the three and six month periods ended March 31, 2005, respectively. One domestic distributor accounted for 10.7% and 24.8% of accounts receivable as of March 31, 2006 and 2005, respectively.
4. Business Combinations
     On October 4, 2005, we acquired all of the capital stock of Swan Labs, a privately held Delaware corporation headquartered in San Jose, California for $43.0 million in cash. We also incurred $3.2 million of direct transaction costs for a total purchase price of approximately $46.2 million. As a result of the transaction, we acquired all the assets of Swan Labs, all property, equipment and other assets that Swan Labs used in its business and assumed all the liabilities of Swan Labs. Swan Labs provides wide area network (WAN) optimization and application acceleration products and services. The addition of Swan Labs is intended to allow us to quickly enter the WAN optimization market, broaden our customer base and augment our existing product line. The results of operations of Swan Labs have been included in our consolidated financial statements from the date of acquisition.
     We accounted for the acquisition under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions provided by management, and other information compiled by management, including an independent valuation, prepared by valuation specialists that utilize established valuation techniques appropriate for the technology industry. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but instead is tested for impairment at least annually.
     The purchase price allocation is as follows (in thousands):

Assets acquired
Cash	$3,448
Fair value of tangible assets	1,497
Deferred tax assets, net	2,341
Developed technology and customer relationships	8,589
Goodwill	31,975

Total assets acquired	$47,850

Liabilities assumed
Accrued liabilities	$(1,405)
Deferred revenue	(229)

Total liabilities assumed	(1,634)

Net assets acquired	$46,216

     Of the total estimated purchase price, $8.0 million and $0.6 million was allocated to developed technology and customer relationships, respectively. To determine the value of the developed technology, a combination of cost and market approaches were used. The cost approach required an estimation of the costs required to reproduce the developed technology. The market approach measures the fair value of the technology through an analysis of recent comparable transactions. To determine the value of customer relationships, the income approach was used. The income approach estimates the fair value based on the earnings and cash flow capacity of an asset. The $8.6 million allocated to developed technology and customer relationships will be amortized on a straight-

line basis over an estimated useful life of five years.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 12, 2005. Our discussion may contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, based upon current expectations. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. Actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements for a variety of reasons, including, among others, product development, supplier or manufacturing delays, competition, management of growth, world events, potential fluctuations in operating results, international commerce, outcome of legal proceedings and claims, acquisitions and strategic transactions. These risk and uncertainties, as well as other risk and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in further detail under “Risk Factors” and elsewhere in this report. The company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.
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
• Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first six months of fiscal year 2006 was primarily due to net income from operations, with operating activities providing cash of $70.1 million. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for the first six months of fiscal year 2006 were comprised primarily of tenant improvements and information technology infrastructure and equipment to support the growth of our core business activities. We will continue to evaluate possible acquisitions of or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.
• Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health. Deferred revenues continued to increase due to the growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our day’s sales outstanding for the second quarter of fiscal year 2006 was 50. We expect to maintain this metric going forward.
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
     We sell products through distributors, resellers, and directly to end users. We recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. In certain regions where we do not have the ability to reasonably estimate returns, revenue is recognized upon sale to the end user. In this situation, we receive a sales report from the channel partner to determine when the sales transaction to the end user has occurred. Payment terms to domestic customers are generally net 30 to net 45 days. Payment terms to international customers range from net 30 to net 90 days based on normal and customary trade practices in the individual markets. We have offered extended payment terms to certain customers, in which case, revenue is recognized when payments are received.
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
     Stock-based Compensation. We adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”) on July 1, 2005. We recognized $5.2 million and $10.1 million of expense related to stock-based compensation charges included in operating expenses for the three months and six months ended March 31, 2006, respectively. Prior to July 1, 2005, we accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25 no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
     We adopted FAS 123R using the modified-prospective-transition application method. Under that transition method, compensation cost recognized includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The results for the prior periods have not been restated.
     Effective July 1, 2005 we adopted the straight-line attribution method for recognizing compensation expense. Previously under the disclosure-only provisions of FAS 123, we used the accelerated method of expense recognition pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). For all unvested options outstanding as of July 1, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis over the remaining vesting period. For share-based payments granted subsequent to July 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period. As of March 31, 2006, there was $28.1 million of total unrecognized compensation cost, the majority of which will be recognized ratably over the next two years. Going forward, stock compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.
     In addition, we recently modified the method in which we issue incentive awards to our employees through stock-based compensation. In prior years, stock-based compensation consisted only of stock options. Beginning in the fourth quarter of fiscal year 2005, we began to grant restricted stock unit awards instead of stock options. The value of restricted stock units is determined by the number of shares granted and the quoted price of our common stock on the date of grant. Alternatively, in determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following key assumptions: expected volatility is based on the annualized daily historical volatility of our stock price, over the expected life of the option and; expected term of the option is based on historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.
     FAS 123R also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. Our estimated forfeiture rate in the second quarter of fiscal year 2006 is 5%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
     Goodwill Impairments. Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. We have adopted the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in fiscal year 2003, goodwill of $25.5 million was recorded in connection with the acquisition of MagniFire Websystems Inc. in fiscal year 2004 and goodwill of $32.0 million was recorded in connection with the acquisition of Swan Labs in fiscal year 2006. We complete our annual impairment test in the second quarter of each fiscal year and when events or conditions indicate that an impairment may have occurred. There was no impairment of goodwill during the six months ended March

31, 2006 and 2005, respectively.
Results of Operations
     The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands, except percentages)
Net Revenues
Products	$72,775	$53,332	$141,366	$99,729
Services	21,341	14,398	40,837	28,010

Total	$94,116	$67,730	$182,203	$127,739

Percentage of net revenues
Products	77.3%	78.7%	77.6%	78.1%
Services	22.7	21.3	22.4	21.9

Total	100.0%	100.0%	100.0%	100.0%

     Net revenues. Total net revenues increased 39.0% and 42.6% for the three and six months ended March 31, 2006, respectively, up from the comparable periods in the prior year. The improvement was due to increased demand for our application delivery networking products and higher services revenues resulting from our increased installed base of products. During the three and six months ended March 31, 2006, each of our primary geographic regions reported higher revenues compared to the prior period. International revenues were 44.2% and 42.5% of total net revenues for the three and six months ended March 31, 2006, respectively, compared to 44.7% and 43.1% for the three and six months ended March 31, 2005, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
     Net product revenues increased 36.5% and 41.8% for the three and six months ended March 31, 2006, respectively up from the comparable periods in the prior year. The increase in the six months ended March 31, 2006, was primarily due to absolute growth in the volume of product sales of our Application Traffic Management (ATM), product line as well as incremental revenues derived from sales of our FirePass and TrafficShield product lines. Sales of our ATM family of application delivery networking products represented 89.5% and 89.4% of product revenues for the three months ended March 31, 2006 and 2005, respectively, and 90.5% and 89.9% of product revenue for the six months ended March 31, 2006 and 2005, respectively.
     Net service revenues increased 48.2% and 45.8% for the three month and six months ended March 31, 2006, respectively, up from the comparable periods in the prior year. The increase in services revenue was primarily due to increases in the purchase or renewal of maintenance contracts as our installed base of products increased.
     Ingram Micro Inc. and GE Access, two of our domestic distributors, accounted for 12.6% and 11.7% of our total net revenue for the three months ended March 31, 2006, respectively, and 13.7% and 10.7% of our total net revenue for the six months ended March 31, 2006, respectively. Ingram Micro Inc., accounted for 17.8% and 16.9% of our total net revenues for the three and six month periods ended March 31, 2005, respectively. GE Access accounted for 10.7% of our accounts receivable as of March 31, 2006.

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$15,441	$11,820	$30,034	$22,348
Services	5,846	3,908	10,820	7,294

Total	21,287	15,728	40,854	29,642

Gross profit	$72,829	$52,002	$141,349	$98,097
Cost of net revenues and gross profit (as a percentage of related net revenue)
Products	21.2%	22.2%	21.2%	22.4%
Services	27.4	27.1	26.5	26.0

Total	22.6	23.2	22.4	23.2

Gross profit	77.4%	76.8%	77.6%	76.8%

     Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, and amortization expenses in connection with developed technology from acquisitions. Our product margins remained stable for all periods presented at 78% to 79%. In absolute dollars, cost of net product revenues increased to $15.4 million and $30.0 million for the three and six months ended March 31, 2006, respectively, up from $11.8 million and $22.3 million for the three and six months ended March 31, 2005, respectively. The increases were primarily due to the higher volume of units shipped.
     Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities, and depreciation expenses. For the three months and six months ended March 31, 2006, cost of net services revenues as a percentage of net service revenues remained relatively stable as compared to the periods in the prior year at 27.4% and 26.5%, respectively, and increased in absolute dollars primarily as a result of recent growth in professional services headcount. Professional services headcount at the end of March 2006 increased to 176 from 123 at the end of March 2005. Going forward, we expect to continue to increase our cost of service revenues to support our expanded product lines and growing customer base.
     We expect to maintain our gross margins in the near term; however, gross margins could be adversely affected by increased material cost, component shortages, excess and obsolete inventory charges and heightened sales price competition.

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$31,162	$20,885	$60,027	$40,525
Research and development	12,276	7,789	22,754	14,763
General and administrative	7,148	5,854	14,545	10,860

Total	$50,586	$34,528	$97,326	$66,148

Operating expenses (as a percentage of net revenue)
Sales and marketing	33.1%	30.8%	32.9%	31.7%
Research and development	13.0	11.5	12.5	11.6
General and administrative	7.6	8.6	8.0	8.5

Total	53.7%	50.9%	53.4%	51.8%

     Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, facilities and depreciation expenses. In absolute dollars, sales and marketing expenses increased 49.2% and 48.1% for the three and six months ended months ended March 31, 2006, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to increased sales and marketing commissions and personnel costs of $4.9 million and $10.1 million for the three and six months ended March 31, 2006, respectively. The increased commissions and personnel costs were driven by growth in sales and marketing employee headcount and increased revenue for the respective periods. Sales and marketing headcount at the end of March 2006 increased to 398 from 293 at the end of March 2005. In addition, sales and marketing expense includes stock-based compensation expense of $2.2 million and $4.3 million for the three and six months ended March 31, 2006, respectively, due to the adoption of FAS 123R in the fourth quarter of fiscal year 2005. We expect to continue to increase sales and marketing expenses in absolute dollars in order to grow revenues and increase our market share.
     Research and development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses. In absolute dollars, research and development expenses increased 57.6% and 54.1% for the three and six months ended months ended March 31, 2006, respectively, from the comparable periods in the prior year. The increase in research and development expenses was primarily due to higher research and development salary and benefit expenses of $2.2 million and $3.7 million for the three and six months ended March 31, 2006, respectively. Research and development headcount at the end of March 2006 increased to 278 from 205 at the end of March 2005. The growth in research and development employee headcount was primarily related to enhancement of our current products and our ability to develop new, technologically advanced products that meet the changing needs of our customers. In addition, research and development expense includes stock-based compensation expense of $1.5 million and $3.0 million for the three and six months ended March 31, 2006, respectively, due to the adoption of FAS 123R in the fourth quarter of fiscal year 2005. We expect to continue to increase research and development expenses as our future success is dependent on the continued development of our products.

     General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities, and depreciation expenses. In absolute dollars, general and administrative expenses increased 22.1% and 33.9% for the three and six months ended months ended March 31, 2006, respectively, from the comparable period in the prior year. The increase in general and administrative expenses was primarily due to stock-based compensation expense of $1.5 million and $2.9 million for the three and six months ended March 31, 2006, respectively, due to the adoption of FAS 123R in the fourth quarter of fiscal year 2005. In addition, general and administrative salary and benefit expenses increased $0.9 million and $1.4 million for the three and six months ended March 31, 2006, respectively. General and administrative headcount at the end of March 2006 increased to 121 from 89 at the end of March 2005. These increases in general and administrative expenses were partially offset by a decrease in bad debt expense. General and administrative expense is expected to remain at these increased levels as we continue to build our infrastructure to support the worldwide growth of our business.

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands, except percentages)
Other Income and Income Taxes
Income from operations	$22,243	$17,474	$44,023	$31,949
Other income, net	3,877	1,641	6,847	3,028

Income before income taxes	26,120	19,115	50,870	34,977
Provision for income taxes	10,053	7,003	19,582	12,872

Net income	$16,067	$12,112	$31,288	$22,105

Other income and income taxes (as percentage of revenue)
Income from operations	23.6%	25.8%	24.2%	25.0%
Other income, net	4.1	2.4	3.8	2.4

Income before income taxes	27.8	28.2	28.0	27.4
Provision for income taxes	10.7	10.3	10.7	10.1

Net income	17.1%	17.9%	17.2%	17.3%

     Other income, net. Other income, net, consists of interest income and foreign currency transaction gains and losses. Other income, net, increased 126.1% as compared to the prior period. The significant increase was due to a combination of higher yields and increased investment balances. The increased investment balances are the result of cash provided from operating and financing activities.
     Provision for Income taxes. We recorded a 38.5% provision for income taxes during the current period. As of March 31, 2006 we do not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that the assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at March 31, 2006 and March 31, 2005 were $23.6 million and $43.6 million, respectively. Our world wide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in our geographic locations, changes in the valuation of our net deferred tax assets, resolution of potential exposures or establishment of potential exposures, introduction of new accounting standards or changes in tax laws or interpretations thereof in any of our geographic locations. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on judgment of whether, and the extent to which, additional taxes and interest may be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or changes in tax laws or interpretations thereof. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense and a fluctuation in our effective tax rate.
Liquidity and Capital Resources
     Cash and cash equivalents, short-term investments and long-term investments were $420.0 million as of March 31, 2006 compared to $365.0 million as of September 30, 2005, representing an increase of $55.0 million. The increase was primarily due to cash provided by operating activities of $70.1 million for the six months ended March 31, 2006 compared to $31.1 million for the same period in the prior year. The increase in cash flow from operations for the first six months of fiscal year 2006 resulted from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock based compensation, depreciation and amortization charges.
     Cash used in investing activities was $136.0 million for the six months ended March 31, 2006 compared to $79.4 million for the same period in the prior year. The significant amount of cash used in investing activities for the first six months of fiscal year 2006 was primarily due to the purchase of investments partially offset by the sale of investments and $42.8 million of cash payments, net of cash acquired, to shareholders of Swan Labs, which was acquired in October 2005.
     Cash provided by financing activities for the six months ended March 31, 2006 was $37.1 million compared to $45.1 million for the same period in the prior year. Our financing activities for the six months ended March 31, 2006 and 2005 consisted of cash received from the exercise of employee stock options and purchases under our employee stock purchase plan. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances together with cash generated from operations should be sufficient to meet our operating requirements for the foreseeable future.
     As of March 31, 2006, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2012. There have been no material changes in our principal lease commitments compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2005. In connection with the lease agreement for our corporate headquarters we established a restricted escrow account collateralized by a certificate of deposit that has been included on our balance sheet as a component of restricted cash. The total amount required in escrow reduces at various dates as set forth by the lease agreement. The amount required in escrow at March 31, 2006 was $3.6 million as set forth by the lease agreement.
     We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of March 31, 2006, we were committed to purchase approximately $16.3 million of such inventory during the next quarter. Committed purchases includes additional component inventory due to the anticipated Restriction of Hazardous Substances Directive (RoHS) requirements in the European Union which become effective July 1, 2006.
Risk Factors that May Affect Future Results
     This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our business, operating results, financial performance, and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by us in this quarterly report on Form 10-Q or in other reports, press releases or other statements issued from time to time. Additional factors that may cause such a difference are set forth elsewhere in this quarterly report on Form 10-Q.
     In addition to other information contained in this quarterly report on Form 10-Q, the following factors, among others, sometimes have affected, and in the future could affect our actual results and could cause future results to differ materially from those in any forward looking statements made by us or on our behalf. Factors that could cause future results to differ from expectations include, but are not limited to the following:
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
     In September 2004, we announced the release of our next-generation ATM product featuring the Traffic Management Operating System, or TMOS. This major new version of ATM represented the culmination of over two years of research and development efforts. TMOS is specifically designed to facilitate the development and integration of application delivery functions as modules that can be added to ATM’s core functionality to keep pace with rapidly evolving customer needs. We currently offer software modules as add-ons for this product and our continued success depends significantly on our ability to integrate new modules and functionality onto this platform and the acceptance of the new hardware and software platforms associated with this release by our existing and target customers.
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
Our success depends on sales and continued innovation of our ATM product lines
     For the six months ended March 31, 2006, we derived 89.4% of our product revenues from sales of our ATM family of application delivery networking product lines. We expect to derive a significant portion of our net revenues from sales of our ATM products in the future. Implementation of our strategy depends upon ATM being able to solve critical network availability and performance problems of our customers. If ATM is unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in ATM’s product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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
We may not be able to sustain or develop new distribution relationships and a reduction or delay in sales to a significant distribution partner could hurt our business
     Our sales strategy requires that we establish and maintain multiple distribution channels in the United States and internationally through leading industry resellers, systems integrators, Internet service providers and other channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two domestic distributors of our products accounted for 24.4% of our total net revenue for the six month period ended March 31, 2006 and one domestic distributor accounted for 16.9% of our total net revenue for the six month period ended March 31, 2005. A substantial reduction or delay in sales of our products to this or any other key distribution partner could harm our business, operating results and financial condition.
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
Our operating results are exposed to risks associated with international commerce
     As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to potential recessions in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political, or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements, and natural disasters. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. International sales represented 42.5% and 43.1% of our net revenues for the six month period ended March 31, 2006 and 2005, respectively. In particular, we derived 14.2% of our total revenue from the Japanese market for the six month period ended March 31, 2006. This revenue is dependent on a number of factors outside our control, including the viability and success of our resellers and the strength of the Japanese economy.
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
Anti-takeover provisions could make it more difficult for a third party to acquire us
     Our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of our company without further action by our shareholders and may adversely affect the voting and other rights of the holders of common stock. Further, certain provisions of our bylaws, including a provision limiting the ability of shareholders to raise matters at a meeting of shareholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of our company, which could have an adverse effect on the market price of our common stock. In addition, our articles of incorporation provide for a staggered board, which may make it more difficult for a third party to gain control of our board of directors. Similarly, state anti-takeover laws in the State of Washington related to corporate takeovers may prevent or delay a change of control of our company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the six month period ended March 31, 2006, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2005.
Item 4. Controls and Procedures
     Our chief executive officer and our chief accounting officer, after evaluating the effectiveness of our “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this quarterly report, have concluded that as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
     There were no changes in our internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including, our chief executive officer and our chief accounting officer, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosures.
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
Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Shareholders on March 2, 2006, to elect two Class I directors to hold office until the Annual Meeting of Shareholders for the fiscal year end 2008 or until their successors are duly elected and qualified. At the Annual Meeting, the following nominees were elected as follows:

	Votes
	For	Withheld
Karl D. Guelich	33,589,979	2,860,914
Keith D. Grinstein	34,579,504	1,871,889

Directors with continuing terms:
John McAdam
Alan J. Higginson
Rich Malone
A. Gary Ames

Item 6. Exhibits

Exhibit
Number		Exhibit Description

3.1	—	Second Amended and Restated Articles of Incorporation of the Registrant (1)

3.2	—	Amended and Restated Bylaws of the Registrant (1)

4.1	—	Specimen Common Stock Certificate (1)

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of May, 2006.

F5 NETWORKS, INC.
By:	/s/ JOHN RODRIGUEZ
John Rodriguez
Chief Accounting Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

3.1	—	Second Amended and Restated Articles of Incorporation of the Registrant (1)

3.2	—	Amended and Restated Bylaws of the Registrant (1)

4.1	—	Specimen Common Stock Certificate (1)

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.