Form 10-K/A
period 2005-09-30
F5 NETWORKS INC
filed 2006-12-12
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 2
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
Common Stock, no par value
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐     No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐
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

DOCUMENTS INCORPORATED BY REFERENCE
     Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the Registrant’s Definitive Proxy Statement for the Annual Shareholders Meeting held on March 2, 2006.

EXPLANATION OF AMENDMENT
     We are amending our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, which was originally filed on December 12, 2005 (the “Original Report”) and amended by our Annual Report on Form 10-K/A, which was filed on December 15, 2005 (the “First Amendment”), to restate our consolidated financial statements for the years ended September 30, 2005, 2004 and 2003 and the related disclosures. This Form 10-K/A (this “Amendment”), also includes the restatement of selected consolidated financial data as of and for the years ended September 30, 2005, 2004, 2003, 2002 and 2001, which is included in Item 6, and the unaudited quarterly financial data for each of the quarters in the years ended September 30, 2005 and 2004, which is included in Item 8.
     The restatement of the Original Report (as amended by the First Amendment) reflected in this Amendment (collectively the “Restatement”) includes adjustments arising from the determinations of a Special Committee of our Board of Directors, consisting of independent members of our Board of Directors, which was formed in May 2006 to conduct an internal investigation into our past stock option practices.
     For more information on these matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Internal Controls, Remedial Measures and Related Proceedings,” Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements, and Item 9A, “Controls and Procedures.”
     We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K for the periods affected by the Restatement other than this Amendment. As a result of the Restatement of our consolidated financial statements, we will also restate the interim financial statements for the quarterly and year to date periods ended December 31, 2005 and 2004, March 31, 2006 and 2005 and June 30, 2005 to be included in our quarterly reports on Forms 10-Q for the periods ended December 31, 2005, March 31, 2006 and June 30, 2006. For this reason, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon. Except for the sections of this Amendment entitled “Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Internal Controls, Remedial Measures and Related Proceedings” and “Risk Factors” (included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), Item 3, “Legal Proceedings,” Item 9A, “Controls and Procedures,” and Note 2 and Note 12 (unaudited) of the Notes to Consolidated Financial Statements, all of the information in this Amendment is as of September 30, 2005 and does not reflect events occurring after the date of the Original Report, other than the First Amendment and the Restatement, or modify or update disclosures (including the exhibits to the First Amendment, except for the updated Exhibits 31.1, 31.2, and 32.1 described below) affected by subsequent events.
     For the convenience of the reader, this Amendment sets forth the Original Report (as amended by the First Amendment) in its entirety, as amended by, and to reflect, the Restatement. The following items have been amended principally as a result of, and to reflect, the Restatement, and no other information in the Original Report (as amended by the First Amendment) is amended hereby as a result of the Restatement:
Part I—Item 1—Business;
Part I—Item 3—Legal Proceedings;
Part II—Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;
Part II—Item 6—Selected Consolidated Financial Data;
Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part II—Item 8—Financial Statements and Supplementary Data;
Part II—Item 9A—Controls and Procedures; and
Part IV—Item 15—Exhibits and Financial Statement Schedules.
     This Amendment should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the Original Report, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Report. In addition, in accordance with applicable SEC rules, this Amendment includes updated certifications from our Chief Executive Officer (CEO) and Chief Accounting Officer (CAO) as Exhibits 31.1, 31.2, and 32.1.

F5 NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K/A
Amendment No. 2
For the Fiscal Year Ended September 30, 2005

Forward-Looking Statements
     The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances and are generally identified by the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions. Because these forward-looking statements are subject to a number of risks and uncertainties, our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors,” below and in other documents we file from time to time with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to us on the date hereof. Our business and the associated risks may have changed since the date this report was originally filed with the SEC. We assume no obligation to update any such forward-looking statements. Further, except for the forward-looking statements included in Item 9A, “Controls and Procedures,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Internal Controls, Remedial Measures and Related Proceedings” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors,” all forward-looking statements contained in this Amendment, unless they are specifically otherwise stated to be made as of a different date, are made as of December 12, 2005, the filing date of the Original Report. In addition, except for the sections of this Amendment entitled “Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Internal Controls, Remedial Measures and Related Proceedings” and “Risk Factors” (included in Item 7 below), Item 3, “Legal Proceedings,” Item 9A, “Controls and Procedures,” and Note 2, “Restatement of Consolidated Financial Statements,” and Note 12, “Subsequent Events Related to the Special Committee and Company Investigations and the Restatement (unaudited)”, of the Notes to Consolidated Financial Statements, this Amendment does not reflect events occurring after the filing of the Original Report on December 12, 2005, other than the Restatement, and we undertake no obligation to update the forward-looking statements in this Amendment.
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
     We were incorporated on February 26, 1996 in the State of Washington. Our headquarters is in Seattle, Washington and our mailing address is 401 Elliott Avenue West, Seattle, Washington 98119. The telephone number at our executive offices is (206) 272-5555. We have subsidiaries or branch offices in Australia, Canada, China, France, Germany, Hong Kong, Israel, Japan, Malaysia, Northern Ireland, Russia, Singapore, South Korea, Taiwan, Thailand and the United Kingdom. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website, www.f5.com, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The information found on our Internet site is not part of this or any other report we file with or furnish to the Securities and Exchange Commission.
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
Industry Background
     Internet Protocol (IP) is a communications language used to transmit data over the Internet. Since the late 1990’s, businesses have responded to the power, flexibility and economy of the Internet by deploying new IP-based applications, upgrading their client-server applications to new IP-enabled versions, and enabling existing or legacy applications for use over the Internet. Over the next several years, we believe this process will accelerate as more and more organizations discover the benefits of deploying IP-enabled applications and new technologies continue to enhance the performance, reliability and security of both applications and IP networks. In addition, we believe the growth of Internet usage will continue to be driven by new applications such as Web Services, Voice over IP, increased penetration of broadband Internet access, enabling the remote use of more applications, and the increasing popularity of mobile Internet access through wireless devices such as cellular telephones, PDAs and notebook computers.
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
Products
     Our core technology is software for application delivery networking, including application security and secure remote access. Our products are systems that integrate our software with hardware that is built using a combination of commodity components and our own custom ASIC for Layer 4 processing. Our current offerings include three product families: BIG-IP, FirePass and TrafficShield. In addition, we recently acquired two new application optimization products—WANJet and WebAccelerator-with the purchase of Swan Labs.

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
     During the fiscal years ended September 30, 2005, 2004 and 2003, we had research and product development expenses of $31.5 million, $24.4 million and $19.5 million, respectively.
Customers
     Our customers include a wide variety of enterprise customers (Fortune 1000 or Business Week Global 1000 companies) including those in telecommunications, financial services, technology, manufacturing, transportation and government. In fiscal year 2005, international sales represented 40.5% of our net revenues. Refer to note 10 of our consolidated financial statements included in this annual report on Form 10-K for additional information regarding our revenues by geographic area.
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
     Systems integrators. We also market our products through strategic relationships we have with systems integrators. Systems integrators leverage products like ours as a core component of application or network-based solutions that they deploy for their customers. In most cases, systems integrators do not directly purchase our products for resale to their customers. Instead they typically recommend our products as part of a broader solution. An example of this approach would be packaged enterprise resource platform, ERP, or customer relationship management, CRM, solutions delivered by systems integrators where our traffic management products provide high availability and increased performance for the ERP or CRM applications.
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
     We also engage in a number of marketing programs and initiatives aimed at promoting our brand and creating market awareness of our technology and products. These include actively participating in industry trade shows and briefing industry analysts and members of the trade press on our latest products, and on new business and technology partnerships. In addition, we market our products to chief information officers and other information technology professionals through targeted advertising, direct mail and high- profile Web events.
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
     Jeff Pancottine has served as our Senior Vice President and General Manager of our Security Business Unit since June 2004 and as Senior Vice President of Marketing and Business Development since October 2000. Prior to joining us, Mr. Pancottine served as Senior Vice President of Sales and Marketing for the Media Systems Division of Real Networks, Inc., from April 2000 to October 2000. Prior to that, Mr. Pancottine was the Vice President of Business Marketing at Intel Corporation, from November 1999 to April 2000. From June 1997 to November 1999, Mr. Pancottine held the position of Vice President of Global Marketing at Sequent Computer Systems, Inc. Mr. Pancottine holds a Master of Engineering in Computer Science from Cornell University, and a B.S. in Computer Science from the University of California at Riverside. Mr. Pancottine terminated his employment with us in early 2006.
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
     Joann M. Reiter was promoted to Senior Vice President and General Counsel in October 2005 and prior to that had served as our Vice President and General Counsel since April 2000 and as General Counsel from April 1998 through April 2000. She has served as our Corporate Secretary since June 1999. Prior to joining us, Ms. Reiter served as Director of Operations for Excell Data Corporation, an information technology consulting and system integration services company from September 1997 through March 1998. From September 1992 through September 1997 she served as Director of Legal Services and Business Development for CellPro, Inc. a medical device manufacturer. She holds a J.D. from the University of Washington and is a member of the Washington State Bar Association. Ms. Reiter tendered her resignation effective as of November 22, 2006.
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
     As of September 30, 2005 we were not aware of any additional pending legal proceedings that, individually or in the aggregate, would have had a material adverse effect on the Company’s business, operating results, or financial condition. We may in the future be party to litigation arising in the ordinary course of business, including claims that we allegedly infringe upon third-party trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

     See Note 12, “Subsequent Events Related to the Special Committee and Company Investigations and the Restatement,” of the Notes to Consolidated Financial Statements for more information regarding legal and regulatory proceedings that arose following September 30, 2005.
Item 4. Submission of Matters to a Vote of Securities Holders
     No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2005.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is traded on The Nasdaq Global Market under the symbol “FFIV.” As described in Note 12, “Subsequent Events Related to the Special Committee and Company Investigations and the Restatement”, of the Notes to Consolidated Financial Statements, on August 14, 2006, we received a written Staff Determination Notice from The Nasdaq Stock Market (“Nasdaq”) stating that we were not in compliance with Nasdaq’s Marketplace Rule 4310(c)(14) and that our securities were subject to delisting. We appealed this determination with the Nasdaq Listings Qualifications Panel (“Panel”), and the Panel granted our request for continued listing on the Nasdaq Stock Market, subject to certain conditions we expect to satisfy within the time period request by the Panel.

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

Item 6. Selected Financial Data
      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The restated consolidated balance sheet data as of September 30, 2005 and 2004 and the restated consolidated statement of operations data for the years ended September 30, 2005, 2004 and 2003 are derived from our audited financial statements and related notes that are included elsewhere in this report. The restated consolidated balance sheet data as of September 30, 2003, 2002, and 2001 and the restated consolidated statement of operations for the years ended September 30, 2002 and 2001 has been restated to conform to the financial statements included in this Form 10-K/A and has been derived from our unaudited financial statements and related notes which are not included in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.
     See Management’s Discussion and Analysis and Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements for more detailed information regarding the restatement of our consolidated financial statements for the years ended September 30, 2005, 2004 and 2003.

	Years Ended September 30,
	2005	2004	2003
	(In thousands, except per share data)
	As restated	As restated	As restated
Consolidated Statement of Operations Data:	(1)	(1)	(1)
Net revenues
Products	$219,603	$126,169	$84,197
Services	61,807	45,021	31,698

Total	281,410	171,190	115,895

Cost of net revenues
Products	48,990	28,406	17,843
Services	16,194	10,993	9,132

Total	65,184	39,399	26,975

Gross profit	216,226	131,791	88,920

Operating expenses(2)
Sales and marketing	89,866	66,446	54,897
Research and development	31,516	24,438	19,455
General and administrative	25,486	15,761	12,210

Total	146,868	106,645	86,562

Income (loss) from operations	69,358	25,146	2,358
Other income, net	8,076	2,731	751

Income (loss) before income taxes	77,434	27,877	3,109
Provision (benefit) for income taxes	30,532	(8,451)	853

Net income (loss)	$46,902	$36,328	$2,256

Net income (loss) per share —basic	$1.26	$1.09	$0.09

Weighted average shares — basic	37,220	33,221	26,453

Net income (loss) per share — diluted	$1.21	$1.01	$0.08

Weighted average shares — diluted	38,761	35,961	28,175

Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments(3)	$236,181	$140,501
Restricted cash(4)	3,871	6,243
Long-term investments(3)	128,834	81,792
Total assets	537,739	360,593
Long-term liabilities	9,964	6,228
Total shareholders’ equity	460,167	307,745

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

(2)	Amortization of unearned compensation reported in fiscal years 2001 through fiscal 2004 has been reclassified to conform to the current year’s presentation. Specifically, amounts have been attributed to the respective categories within operating expenses.

(3)	The combined overall increase in cash, cash equivalents, short-term and long-term investments in fiscal 2004 was primarily due to the net proceeds of $113.6 million received from the sale of our common stock in a public offering in November 2003.

(4)	Restricted cash represents escrow accounts established in connection with lease agreements for our facilities.

     See Management’s Discussion and Analysis and Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements for more detailed information regarding the restatement of our consolidated financial statements for the years ended September 30, 2002 and 2001.

	Years Ended September 30,
	2002			2001
	(In thousands, except per share data)
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
		(3)	(1)		(3)	(1)
Consolidated Statement of Operations Data:
Net revenues
Products	$82,566	$—	$82,566	$78,628	$—	$78,628
Services	25,700	—	25,700	28,739	—	28,739

Total	108,266	—	108,266	107,367	—	107,367

Cost of net revenues
Products	20,241	316	20,557	33,240	500	33,740
Services	10,238	—	10,238	12,265		12,265

Total	30,479	316	30,795	45,505	500	46,005

Gross profit	77,787	(316)	77,471	61,862	(500)	61,362

Operating expenses(2)
Sales and marketing	50,786	2,887	53,673	51,199	3,467	54,666
Research and development	18,104	1,006	19,110	17,715	1,479	19,194
General and administrative	15,164	1,039	16,203	20,689	1,550	22,239
Restructuring charges	3,274	—	3,274	975	—	975

Total	87,328	4,932	92,260	90,578	6,496	97,074

Income (loss) from operations	(9,541)	(5,248)	(14,789)	(28,716)	(6,996)	(35,712)
Other income, net	1,420	—	1,420	2,021		2,021

Income (loss) before income taxes	(8,121)	(5,248)	(13,369)	(26,695)	(6,996)	(33,691)
Provision (benefit) for income taxes	489	—	489	4,095	—	4,095

Net income (loss)	$(8,610)	$(5,248)	$(13,858)	$(30,790)	$(6,996)	$(37,786)

Net income (loss) per share —basic	$(0.34)	$(0.21)	$(0.55)	$(1.36)	$(0.31)	$(1.67)

Weighted average shares — basic	25,323	$—	25,323	22,644	$—	22,644

Net income (loss) per share — diluted	$(0.34)	$(0.21)	$(0.55)	$(1.36)	$(0.31)	$(1.67)

Weighted average shares — diluted	25,323	$—	25,323	22,644	$—	22,644

	As of September 30,
	2003	2002	2001
	(In thousands)
	As reported	As reported	As reported
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments(3)	$44,878	$80,333	$69,783
Restricted cash(4)	6,000	6,000	6,000
Long-term investments(3)	34,132	1,346	—
Total assets	148,173	126,289	124,663
Long-term liabilities	1,735	1,315	1,167
Total shareholders’ equity	110,429	93,685	96,488

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

(2)	Amortization of unearned compensation reported in fiscal years 2001 through fiscal 2004 has been reclassified to conform to the current year’s presentation. Specifically, amounts have been attributed to the respective categories within operating expenses.

(3)	The adjustments recorded in fiscal 2002 and 2001 consist of amortization of unearned compensation that was a result of the Restatement discussed in Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

(4)	Restricted cash represents escrow accounts established in connection with lease agreements for our facilities.
Supplemental Unaudited Information Regarding Restatement Adjustments
     The supplemental unaudited information presented below has been included to facilitate an understanding of the components of the Restatement adjustments to retained earnings at September 31, 2002:

	Cumulative effect of
	restatement on
	years prior to 2003	2002	2001	2000	1999
Stock-based compensation expense	$20,234	$5,248	$6,996	$7,826	$164

     The Company has not amended and does not intend to amend any of its previously filed Annual Reports on Form 10-K for the periods prior to October 1, 2002 affected by the Restatements. The additional compensation expense of approximately $20.2 million was incurred in fiscal years prior to the years associated with the audited consolidated financial statements presented herein. Retained earnings at September 30, 2002 was restated to reflect the after-tax effects of adjustments to stock-based compensation expenses for fiscal years 1999 through 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The statements contained below that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances and are generally identified by the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions. Because these forward-looking statements are subject to a number of risks and uncertainties, our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” below and in other documents we file from time to time with the Securities and Exchange Commission. All forward-looking statements set forth below are based on information available to us on the date hereof. Our business and the associated risks may have changed since the date this report was originally filed with the SEC. We assume no obligation to update any such forward-looking statements. Further, except for the forward-looking statements included in Item 9A, “Controls and Procedures,” and under the headings “Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Internal Controls, Remedial Measures and Related Proceedings” and “Risk Factors” in this Item 7, all forward-looking statements contained in this Amendment, unless they are specifically otherwise stated to be made as of a different date, are made as of December 12, 2005, the filing date of the Original Report. In addition, except for the sections of this Amendment entitled “Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Internal Controls, Remedial Measures and Related Proceedings” and “Risk Factors” (included in this Item 7 below), Item 3, “Legal Proceedings,” Item 9A, “Controls and Procedures,” and Note 2, “Restatement of Consolidated Financial Statements,” and Note 12, “Subsequent Events Related to Special Committee and Company Investigations and the Restatement (unaudited)”, of the Notes to Consolidated Financial Statements, this Amendment does not reflect events occurring after the filing of the Original Report filed on December 12, 2005, other than the Restatement, and we undertake no obligation to update the forward-looking statements in this Amendment.
     The discussion and analysis set forth below in this Item 7 has been amended to reflect the Restatement as described above in the Explanation of Amendment to this Amendment and in Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports on Form 10-K.
Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Internal Controls, Remedial Measures and Related Proceedings
Restatement of Consolidated Financial Statements
     On May 16, 2006, the Center for Financial Research and Analysis (“CFRA”) issued a report entitled “Options Backdating, Which Companies Are At Risk?” (the “CFRA Report”) in which CFRA reviewed the option prices of 100 public companies and, based upon an analysis of the exercise prices of option grants with reference to the companies’ stock prices, concluded that 17% of the subject companies were, in CFRA’s view, “at risk for having backdated option grants during the period 1997 to 2002.” We were among the 17 companies so identified.
     On May 18, 2006, we were contacted by the Securities and Exchange Commission (“SEC”) as part of an informal inquiry entitled In the Matter of F5 Networks, Inc. (SEC File No. MHO-10462). On May 19, 2006, we received a grand jury subpoena issued by the U.S. District Court for the Eastern District of New York requesting documents related to the granting of stock options from 1995 through the present in connection with an inquiry into our stock option practices by the United States Attorney’s Office for the Eastern District of New York (the “Department of Justice”). We produced documents in response to these requests and are continuing to cooperate fully with the SEC regarding these inquiries.
     On May 22, 2006, our Board of Directors formed a special committee of outside directors with broad authority to conduct a review of our stock option practices, including a review of our underlying stock option documentation and procedures (the “Special Committee”). The Special Committee was originally composed of three members of our Board of Directors, one of which was also on the Audit Committee, Karl Guelich, Rich Malone and Gary Ames. In July 2006, the Special Committee was reconstituted to consist of two independent members of our Board of Directors, Gary Ames and Deborah Bevier (who joined our Board of Directors on July 14, 2006). The Special Committee retained the law firm of Wilson Sonsini Goodrich & Rosati P.C. (“Wilson Sonsini”) as its independent outside legal counsel. Wilson Sonsini engaged Deloitte Financial Advisory Services LLP as independent accounting experts to aid in its investigation.

     In the course of responding to the SEC and the Department of Justice’s inquiries, we determined that there were potential problems with the accounting treatment of certain stock option grants. On July 20, 2006, we announced that the Audit Committee of our Board of Directors (the “Audit Committee”) had determined, after consultation with management, that our financial statements and all earnings releases and similar communications relating to fiscal periods beginning on or after October 1, 2000, the first day of our fiscal year 2001, should be restated.
     In October 2006, the Special Committee determined that the recorded grant dates for certain stock options granted during fiscal years 1999 through 2004 should not be relied upon as the measurement date for accounting purposes and that the accounting treatment used for the vesting of certain stock options was incorrect. Because the prices at the originally stated grant dates were lower than the prices on the actual dates of determination, we determined we should have recognized material amounts of stock-based compensation expense which were not previously accounted for in our previously issued financial statements. Therefore, the Audit Committee after consultation with management, concluded that our previously filed unaudited interim and audited financial statement for the years ended September 30, 2005, 2004, 2003, 2002, 2001, 2000 and 1999, as well as the unaudited interim financial statements for the quarters ended December 31, 2005 and March 31, 2006, should be restated because these financial statements contained material misstatements.
Special Committee and Company Findings
     On November 8, 2006, we announced that the Special Committee had completed its review of our stock option practices and reported its final findings to our Board of Directors.
     The Special Committee concluded that there were options grants where the Company (i) used improper measurement dates in connection with certain annual stock option grants to employees because the number of shares certain individual employees were entitled to receive was not determined until after the original grant date, (ii) granted options to certain new employees and board members prior to their start dates, (iii) did not have sufficient documentation to support certain measurement dates and did not obtain the necessary approvals for stock options issued to certain individuals, (iv) did not properly account for stock option grants issued to a consultant who later became an employee, and (v) did not properly account for stock options of certain individuals that were modified after the grant date. Based on its investigation, the Special Committee concluded that it continued to have confidence in the ability of the Company’s current senior management to serve in their positions with integrity at the Company. The Special Committee was unable to reach any conclusions regarding the intent of former officers, directors and employees. Based on the Special Committee’s findings, the Company has adopted and is implementing a number of remedial measures designed to improve its policies, controls, processes and procedures relating to the granting and modification of stock-based compensation and will provide additional training for personnel responsible for administration of the Company’s equity compensation plans.
     As a result of the Special Committee’s investigation, as well as our internal review of our stock option practices and historical financial statements, we have determined the following:
•	Improper Measurement Dates for Annual Stock Option Grants. In connection with our annual stock option grants to some employees in 2000, 2001, 2003 and 2004, the number of shares that certain individual employees were entitled to receive was not determined until after the original grant date, and therefore the measurement date for such options was subsequent to the original grant date. In addition, in connection with our annual stock option grant to employees in 2000, the exercise price was not set in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. As a result, we have restated our historical financial statements to increase stock-based compensation expense by approximately $14.3 million recognized over the applicable vesting periods.

•	Improper Measurement Dates for Other Stock Option Grants. Certain options to new employees and board members were granted on dates other than to their respective start date with us. As a result, we have restated our historical financial statements to increase stock-based compensation expense by approximately $1.3 million recognized over the applicable vesting periods.

•	Incomplete Documentation or Approval for Stock Option Grants. In 2000 and 2001 we did not have sufficient documentation to support certain measurement dates and did not obtain the required approvals for stock options issued to certain individuals. As a result, we have restated our historical financial statements to increase stock-based compensation expense by approximately $4.6 million recognized over the applicable vesting periods.

•	Stock Options Grants to Non-employees. In 2000, we did not properly account for stock option grants issued to a consultant who later became an employee. We accounted for the grants in accordance with APB No. 25 rather than FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and related interpretations. As a result, we have restated our historical financial statements to increase stock-based compensation expense by approximately $3.0 million.

•	Modifications to Stock Option Grants. From 1999 through 2002, we did not properly account for stock options for certain individuals that were modified after the grant date. Some of these modifications were not identified in our financial reporting processes and were therefore not properly reflected in our financial statements. As a result, we have restated our historical financial statements to increase stock-based compensation expense by approximately $843,000 recognized as of the date of the respective modifications.
     As a result of the above, we have recorded additional non-cash stock-based compensation expense of approximately $24.1 million on stock option grants made from 1999 through 2004. In addition, we recorded approximately $1.7 million of additional compensation expense in 2005 related to our obligation under pre-existing commitments to reimburse employees for penalties incurred resulting from receipt of in-the-money option grants. Tax impacts of these additional expenses included; a reclassification of windfall tax benefits of $4.8 million which were previously recognized in paid-in-capital and now are required to be recognized as a tax benefit and additional tax expenses in fiscal year 2004, resulting from non-deductible employee compensation of $2.5 million, which together result in a net benefit of $2.3 million.

     As a result of these findings our restated consolidated financial statements reflect a decrease in net income of approximately $23.5 million for the periods 1999 through 2005. These charges had no impact on our reported net sales or cash and cash equivalents.
     The cumulative effect of the restatement adjustments on our consolidated balance sheet at September 30, 2005 resulted in a decrease in retained earnings of $23.5 million partially offset by an increase in additional paid-in capital of $19.5 million, which results in a net decrease in total shareholders’ equity of $4.0 million. All the restatements of financial statements, financial data and related disclosures described in these Consolidated Financial Statements are collectively referred to elsewhere in these Consolidated Financial Statements at the “restatement.”
     For explanatory purposes, we have classified the stock-based compensation and other adjustments that were affected by the Restatement into the aforementioned categories as presented below. The classified amounts involve certain subjective judgments by management to the extent particular stock option related accounting errors may fall within more than one category to avoid double counting the adjustment amounts between categories (e.g., a stock option that is subject to date changes and/or combined with expenses resulting from consulting, transition or advisory roles). As such, the table below should be considered a reasonable representation of the magnitude of expenses in each category.

	Years Ended September 30,
	(in thousands)
				Cumulative
				effect
				on years prior to
Adjustments to Stock-Based Compensation by Category	2005	2004	2003	2003
Improper measurement dates for annual stock option grants	$464	$719	$1,407	$11,717
Modifications to stock option grants	335	356	152
Incomplete documentation or approval for stock option grants	—	—	—	4,625
Improper measurement dates for other stock option grants	34	107	272	904
Stock option grants to non-employees	—	—	—	2,988

Total adjustments to income before income taxes	833	1,182	1,831	20,234
Payroll related liabilities	1,700	—	—	—

Total adjustments to net income	2,533	1,182	1,831	20,234
Income tax impact of restatement adjustments	2,298	(4,557)	—	—

Total adjustments to net income	$4,831	$(3,375)	$1,831	$20,234

Internal Controls
     Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, the restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based on this definition, management has concluded the issues identified above resulted in a material weakness in our internal control over financial reporting for stock-based compensation as of September 30, 2005 and has disclosed this to the Audit Committee and to our independent registered public accountants. A further discussion of this material weakness, as well as management’s remedial measures regarding this material weakness, is set forth in Part II, Item 9A.
Remedial Measures
     In connection with the conclusion of its review, the Special Committee recommended that our Board of Directors, and its compensation and audit committees, consider and adopt certain remedial measures related to the issues raised in the Special Committee’s investigation, including:
•	A “best practices” review and evaluation of our equity compensation controls, processes and procedures;

•	A “best practices” review and evaluation of our controls, process and procedures for documentation of corporate actions, including drafting and finalizing minutes, unanimous written consents and other similar corporate documentation;

•	The adoption of a policy requiring that all equity compensation awards to the board members, officers and employees be granted and priced according to a predetermined schedule; and

•	The implementation of a cross-functional training program for certain key employees concerning (i) our equity compensation programs and related improvements to equity compensation controls, processes and procedures; (ii) the accounting implications of our equity compensation programs; and (iii) the legal implications our equity compensation programs.
     In addition, at the recommendation of the Special Committee, we have identified and hired an interim general counsel to replace our previous general counsel, who has tendered her resignation.
     Management along with our Board of Directors has implemented, or is in the process of implementing, such remedial measures.
Related Proceedings
     Internal Revenue Service Audit. We received a notice from the Internal Revenue Service (the “IRS”) indicating the IRS would be auditing our tax returns for the 2002, 2003, and 2004. We have produced documents and other information to the IRS and are currently in discussions with the IRS to resolve all issues arising from this audit. We do not believe this audit and any settlement with the IRS will have a material adverse impact on our consolidated financial position or results of operations.
     Derivative Suits. On May 24, 2006, a shareholder action captioned Adams v. Amdahl et al. was filed against certain of our current and former officers and directors in the King County Superior Court in Washington. The complaint generally alleges that the defendants breached their fiduciary duties to us in connection with the granting of certain stock options. Five additional shareholder derivative complaints, based on substantially the same allegations, were subsequently filed in the Washington federal and state courts. Although litigation is subject to inherent uncertainties, we do not believe the results of these pending actions will, individually or in the aggregate, have a material adverse impact on our consolidated financial position or results of operations.
     Nasdaq Delisting. On July 20, 2006 we announced that it would be unlikely that the Special Committee’s review would be completed in time for us to file our Form 10-Q for the quarter ended June 30, 2006, by the SEC’s deadline of August 14, 2006. In August 2006, we failed to timely file our Form 10-Q for the period ended June 30, 2006 as a result of the ongoing Special Committee investigation. On August 14, 2006, we received a written Staff Determination Notice from Nasdaq stating that we are not in compliance with Nasdaq’s Marketplace Rule 4310(c)(14) because we have not timely filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and that, therefore, our securities are subject to delisting. On August 18, 2006, we appealed Nasdaq’s Staff’s delisting determination to the Panel and requested an oral hearing before the Panel. On August 23, 2006, Nasdaq’s Staff stayed the delisting action pending a final written decision on our appeal by the Panel. A hearing before the Panel occurred on September 22, 2006. On November 28, 2006, we received notice that the Panel had granted our request for continued listing on the Nasdaq Stock Market, subject to certain conditions we expect to satisfy within the time period requested by the Panel.
     There is no assurance that we will not be subject to inquiries related to our stock option grant practices by other federal, state or foreign regulatory agencies.
     Cost of Related Proceedings and Restated Financial Statements. We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Special Committee investigation, our internal review of our historical stock option practices and financial statements, the preparation of the restated financial statements, the SEC and Department of Justice investigation and inquiries from other government agencies, and the related derivative litigation. We estimate these expenses were approximately $7.0 million in aggregate through the quarter ended September 30, 2006.
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
     Stock-based compensation. We adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”) on July 1, 2005, and as a result recognized $4.6 million of expense related to stock-based compensation charges included in operating expenses in the fourth quarter of fiscal 2005. Prior to July 1, 2005, we accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. In accordance with APB 25 no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
     We adopted FAS 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the fiscal year 2005 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Other than the restatement, the results for the prior periods have not been restated.
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

	Years Ended September 30,
	2005	2004	2003
	(as restated)(1)	(as restated)(1)	(as restated)(1)
	(In thousands, except for percentages)
Cost of net revenues and Gross margin
Products	$48,990	$28,406	$17,843
Services	16,194	10,993	9,132

Total	65,184	39,399	26,975

Gross margin	$216,226	$131,791	$88,920

Cost of net revenues and Gross margin (as a percentage of related net revenue)
Products	22.3%	22.5%	21.2%
Services	26.2	24.4	28.8

Total	23.2	23.0	23.3

Gross margin	76.8%	77.0%	76.7%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
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
     Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities, and depreciation expenses. Cost of net service revenues as a percentage of net service revenues increased to 26.2% in fiscal year 2005 as compared to 24.4% and 28.8% in fiscal years 2004 and 2003, respectively. The increase in fiscal year 2005 is primarily due to increased salary and benefits attributed to growth in headcount. Professional services headcount at the end of fiscal year 2005 increased to 147 from 124 at the end of fiscal year 2004. Going forward, we expect to continue to increase our cost of service revenues to support our expanded product lines and growing customer base.

	Years Ended September 30,
	2005	2004	2003
	(as restated)(1)	(as restated)(1)	(as restated)(1)
	(In thousands, except for percentages)
Operating expenses
Sales and marketing	$89,866	$66,446	$54,897
Research and development	31,516	24,438	19,455
General and administrative	25,486	15,761	12,210

Total	$146,868	$106,645	$86,562

Operating expenses (as a percentage of net revenue)
Sales and marketing	31.9%	38.8%	47.4%
Research and development	11.2	14.3	16.8
General and administrative	9.1	9.2	10.5

Total	52.2%	62.3%	74.7%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
     Sales and Marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities and depreciation expenses. Stock-based compensation charges for awards to our sales and marketing personnel are included beginning in the fourth quarter of fiscal year 2005. The decrease in sales and marketing expenses as a percentage of total net revenues is the result of leveraging our existing sales and distribution infrastructure to support the increased net revenues. In absolute dollars, sales and marketing expenses increased 35.2% in fiscal year 2005 and 21.0% in fiscal year 2004 as compared to the previous fiscal year, respectively. The increases were primarily due to higher commission and personnel costs, consistent with the increased revenue and headcount for the corresponding period. Sales and marketing headcount at the end of fiscal 2005 increased to 331 from 229 at the end of fiscal 2004 and 211 at the end of fiscal 2003. Stock-based compensation charges of $2.4 million contributed to the overall increase in fiscal year 2005. We expect to continue to increase sales and marketing expenses in absolute dollars in order to grow revenues and increase our market share.
     Research and Development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses. In absolute dollars, research and development expenses increased 29.0% in fiscal year 2005 and 25.6% in fiscal year 2004 as compared to the previous fiscal year, respectively. The increases in fiscal years 2005 and 2004 were primarily due to higher salary and benefits costs attributed to an increase in headcount to 217 in fiscal year 2005 from 185 in fiscal year 2004 and 145 in fiscal 2003. The growth in employee headcount was primarily related to enhancement of our current products and our ability to develop new, technologically advanced products that meet the changing needs of our customers. Stock-based compensation charges of $1.5 million contributed to the overall increase in fiscal year 2005. We expect to continue to increase research and development expenses as our future success is dependent on the continued development of our products.
     General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities, and depreciation expenses. The decrease in general and administrative expenses as a percentage of total net revenues is the result of leveraging our existing corporate infrastructure to support the increased net revenues. In absolute dollars, general and administrative expenses increased 61.7% in fiscal year 2005 and increased 29.1% in fiscal year 2004 as compared to the previous fiscal year, respectively. The increase in fiscal year 2005 is due to increased salary and benefit expenses of $2.6 million and higher professional service fees of $1.9 million. The increase in personnel costs is consistent with the growth in headcount. General and administrative headcount at the end of fiscal 2005 increased to 97 from 75 at the end of fiscal 2004. Stock-based compensation charges of $2.8 million contributed to the overall increase in fiscal year 2005. The increase in general and administrative expenses is expected to remain at these increased levels as the Company continues to build its infrastructure to support the worldwide growth of our business.

	Years Ended September 30,
	2005	2004	2003
	(as restated)(1)	(as restated)(1)	(as restated)(1)
	(In thousands, except for percentages)
Other Income and Income Taxes
Income from operations	$69,358	$25,146	$2,358
Other income, net	8,076	2,731	751

Income before income taxes	77,434	27,877	3,109
Provision (benefit) for income taxes	30,532	(8,451)	853

Net income	$46,902	$36,328	$2,256

Other Income and Income Taxes (as percentage of net revenue)
Income from operations	24.6%	14.7%	2.0%
Other income, net	2.9	1.6	0.6
Income before income taxes	27.5	16.3	2.7
Provision (benefit) for income taxes	10.8	(4.9)	0.7

Net income	16.7%	21.2%	1.9%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
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
     Provision for Income Taxes. We recorded a 39.4% provision for income taxes for the fiscal year 2005. As of fiscal year-end 2005 we do not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that the assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets as of fiscal year end 2005, 2004 and 2003 were $40.4 million, $31.6 million and $0, respectively. Our world wide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in the various geographic locations in which we operate, changes in the valuation of our net deferred tax assets, resolution of potential exposures, tax positions that are taken on returns filed in the various geographic locations in which we operate, introduction of new accounting standards or changes in tax laws or interpretations thereof in any of the various geographic locations in which we operate. We have recorded liabilities to address potential exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense.
     In fiscal year 2004, the primary difference between the statutory tax rate and the effective tax rate was due to previously unrecognized deferred tax assets which were recognized. SFAS 109, provides for the recognition of deferred tax assets if realization is more likely than not. Based on available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we had provided for a full valuation allowance against our deferred tax assets at the end of fiscal year 2003. Based upon our operating performance in fiscal year 2004 and projected future taxable income, we determined that our U.S. deferred tax assets were more likely than not to be realizable. Therefore, the valuation allowance was reversed and as a result we realized an income tax benefit of $11.9 million. The credit from the release of the valuation allowance was partially offset by actual U.S. and international tax expenses resulting in a net benefit for income taxes of $8.5 million in fiscal year 2004. The provision for income taxes in fiscal year 2003 consisted primarily of taxes payable in foreign jurisdictions.

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
     Our historical stock option practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation. In May 2006, several derivative actions were filed against certain current and former directors and officers based on allegations relating to our historical stock option practices. We cannot assure you that this current litigation will result in the same conclusions reached by the Special Committee.
     We may in the future be subject to additional litigation arising in relation to our historical stock option practices and the restatement of our prior period financial statements. Litigation may be time consuming, expensive and distracting for management from the conduct of our business. The adverse resolution of any lawsuit could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that any future litigation relating to our historical stock option practices will result in the same conclusions reached by the Special Committee. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could adversely affect our business, results of operations, or financial condition.
The matters relating to the Special Committee’s review of our historical stock option practices and the restatement of our consolidated financial statements has resulted in regulatory proceedings against us and may result in future regulatory proceedings, which could have a material adverse impact on our financial condition
     On November 8, 2006, we announced that the Special Committee had completed its review of our historical stock option practices. Upon completion of its review, the Special Committee found that the recorded grant dates for certain stock options granted during fiscal years 1999 to 2004 should not be relied upon as the measurement date for accounting purposes and the accounting treatment used for the vesting of certain stock options was incorrect. Based on the Special Committee’s review, to correct the accounting treatment, we have amended the Original Report and our Quarterly Reports on Form 10-Q for the three months ended December 31, 2005 and March 31, 2006 to restate the consolidated financial statements contained in those reports.
     We have received notice from both the SEC and the Department of Justice that they are conducting informal inquiries into our historical stock option practices, and we have continually cooperated with both agencies. Considerable legal and accounting expenses related to our historical stock option practices have already been incurred to date and significant expenditures may continue to be incurred in the future. We may in the future be subject to additional regulatory proceedings or actions arising in relation to our historical stock option practices and the restatement of our prior period financial statements. Any potential regulatory proceeding or action may be time consuming, expensive and distracting for management from the conduct of our business. The adverse resolution of any potential regulatory proceeding or action could adversely affect our business, results of operations, or financial condition. We cannot assure you that the SEC and Department of Justice inquiries, or any future regulatory action relating to our historical stock option practices, will result in the same conclusions reached by the Special Committee. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us, including criminal penalties, which could adversely affect our business, results of operations, or financial condition.

As a result of our delayed filing of our Form 10-Q for the quarter ended June 30, 2006, our inability to maintain our Form S-3 eligibility may adversely affect our ability to raise future capital
     As a result of our delayed filing of our Form 10-Q for the quarter ended June 30, 2006, we will be ineligible to register our securities on Form S-3 for sale by us or resale by other security holders until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year from the date the Form 10-Q for the quarter ended June 30, 2006 was due. In the meantime, we have the ability to use Form S-1 to raise capital or complete acquisitions, which could increase the transaction costs and adversely affect our ability to raise capital or complete acquisitions of other companies during this period.
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
To the Board of Directors and Shareholders of F5 Networks, Inc.:
We have completed an integrated audit of F5 Networks, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of F5 Networks, Inc. and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2005, 2004 and 2003 consolidated financial statements.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that F5 Networks, Inc. did not maintain effective internal control over financial reporting as of September 30, 2005, because of errors identified related to the granting and modification of stock options and the related accounting for and disclosure of stock-based compensation expense, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of September 30, 2005, management has concluded that the Company did not maintain effective controls over the granting and modification of stock options and the related accounting for and disclosure of stock-based compensation expense. Specifically, effective controls, including monitoring, were not maintained to ensure the existence, completeness, accuracy, valuation and presentation of activity related to granting and modification of stock options. This control deficiency resulted in the misstatement of stock-based compensation expense, additional paid-in capital and related income tax accounts and related disclosures, and in the restatement of the Company’s 2005, 2004 and 2003 annual consolidated financial statements and the interim consolidated financial statements for the first and second quarters of 2006 and all quarters of 2005 and 2004 and an audit adjustment to the interim consolidated financial statements for the third quarter of 2006. Further, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. This material weakness was considered in evaluating the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those financial statements.
Management and we previously concluded that the Company maintained effective internal control over financial reporting as of September 30, 2005. However, management subsequently has determined that the material weakness described above existed as of September 30, 2005. Accordingly, Management’s Report on Internal Control over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.
In our opinion, management’s assessment that F5 Networks, Inc. did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, F5 Networks, Inc. has not maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Seattle, Washington
December 9, 2005, except for the effect of the restatement discussed in Note 2 to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is December 8, 2006

F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,
	2005	2004
	(as restated) (1)	(as restated) (1)
ASSETS
Current assets
Cash and cash equivalents	$51,867	$24,901
Short-term investments	184,314	115,600
Accounts receivable, net of allowances of $2,969 and $3,161	41,703	22,665
Inventories	2,699	1,696
Deferred tax assets	4,175	3,174
Other current assets	9,906	5,776

Total current assets	294,664	173,812

Restricted cash	3,871	6,243
Property and equipment, net	16,158	11,954
Long-term investments	128,834	81,792
Deferred tax assets	36,212	28,446
Goodwill	49,677	50,067
Other assets, net	8,323	8,279

Total assets	$537,739	$360,593

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,668	$4,840
Accrued liabilities	23,931	16,088
Deferred revenue	36,009	25,692

Total current liabilities	67,608	46,620

Other long-term liabilities	6,650	3,856
Deferred revenue, long-term	3,314	2,372

Total long-term liabilities	9,964	6,228

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 100,000 shares authorized, 38,593 and 34,772 shares issued and outstanding	431,897	326,278
Accumulated other comprehensive loss	(1,430)	(498)
Unearned compensation	—	(833)
Retained earnings	29,700	(17,202)

Total shareholders’ equity	460,167	307,745

Total liabilities and shareholders’ equity	$537,739	$360,593

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Years Ended September 30,
	2005	2004	2003
	(as restated) (1)	(as restated) (1)	(as restated) (1)
Net revenues
Products	$219,603	$126,169	$84,197
Services	61,807	45,021	31,698

Total	281,410	171,190	115,895

Cost of net revenues
Products	48,990	28,406	17,843
Services	16,194	10,993	9,132

Total	65,184	39,399	26,975

Gross profit	216,226	131,791	88,920

Operating expenses
Sales and marketing	89,866	66,446	54,897
Research and development	31,516	24,438	19,455
General and administrative	25,486	15,761	12,210

Total	146,868	106,645	86,562

Income from operations	69,358	25,146	2,358
Other income, net	8,076	2,731	751

Income before income taxes	77,434	27,877	3,109
Provision (benefit) for income taxes	30,532	(8,451)	853

Net income	$46,902	$36,328	$2,256

Net income per share — basic	$1.26	$1.09	$0.09

Weighted average shares — basic	37,220	33,221	26,453

Net income per share — diluted	$1.21	$1.01	$0.08

Weighted average shares — diluted	38,761	35,961	28,175

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(as restated) (1)

				Accumulated
				Other	Retained	Total
	Common Stock		Unearned	Comprehensive	Earnings	Shareholders’
	Shares	Amount	Compensation	Income/(Loss)	(Deficit)	Equity
	(In thousands)
Balance, September 30, 2002	25,730	$128,876	$(93)	$454	$(35,552)	$93,685
Cumulative effect of restatement (Note 2)	—	22,670	(2,436)	—	(20,234)	—

Balance, September 30, 2002, as restated	25,730	$151,546	$(2,529)	$454	$(55,786)	$93,685

Exercise of employee stock options	1,424	10,827	—	—	—	10,827
Issuance of stock under employee stock purchase plan	249	2,006	—	—	—	2,006
Unearned compensation	—	942	(942)	—	—	—
Amortization of unearned compensation	—	—	1,914	—	—	1,914
Net income	—	—	—	—	2,256	—
Foreign currency translation adjustment	—	—	—	(161)	—	—
Unrealized loss on securities	—	—	—	(98)	—	—
Comprehensive income	—	—	—	—	—	1,997

Balance, September 30, 2003, as restated	27,403	$165,321	$(1,557)	$195	$(53,530)	$110,429

Exercise of employee stock options	2,032	22,349	—	—	—	22,349
Issuance of stock under employee stock purchase plan	162	2,579	—	—	—	2,579
Issuance of common stock in a public offering (net of issuance costs of $6,682)	5,175	113,636	—	—	—	113,636
Tax benefit from employee stock transactions	—	21,925	—	—	—	21,925
Unearned compensation	—	468	(468)	—	—	—
Amortization of unearned compensation	—	—	1,192	—	—	1,192
Net income	—	—	—	—	36,328	—
Foreign currency translation adjustment	—	—	—	144	—	—
Unrealized loss on securities	—	—	—	(837)	—	—
Comprehensive income	—	—	—	—	—	35,635

Balance, September 30, 2004, as restated	34,772	$326,278	$(833)	$(498)	$(17,202)	$307,745

Exercise of employee stock options	3,685	65,056	—	—	—	65,056
Issuance of stock under employee stock purchase plan	136	3,837	—	—	—	3,837
Tax benefit from employee stock transactions	—	32,153	—	—	—	32,153
Amortization of unearned compensation	—	—	833	—	—	833
Stock-based compensation		4,573				4,573
Net income	—	—	—	—	46,902	—
Foreign currency translation adjustment	—	—	—	(161)	—	—
Unrealized loss on securities	—	—	—	(771)	—	—
Comprehensive income	—	—	—	—	—	45,970

Balance, September 30, 2005, as restated	38,593	$431,897	$—	$(1,430)	$29,700	$460,167

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
The accompanying notes are an integral part of these consolidated financial statements

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30,
	2005	2004	2003
	(as restated) (1)	(as restated) (1)	(as restated) (1)
Operating activities
Net income	$46,902	$36,328	$2,256
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss (gain) on disposition of assets	569	21	(14)
Realized (gain) loss on sale of investments	—	(3)	232
Stock-based compensation	5,406	1,192	1,914
Provision for doubtful accounts and sales returns	1,419	1,189	1,148
Depreciation and amortization	6,797	5,355	5,162
Deferred income taxes	(7,733)	(33,886)	—
Tax benefit from employee stock option plans	32,153	21,685	—
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(20,456)	(4,152)	354
Inventories	(1,002)	(928)	(408)
Other current assets	(3,604)	(642)	(54)
Other assets	(149)	(630)	(512)
Accounts payable and accrued liabilities	13,426	6,303	(320)
Deferred revenue	11,259	8,758	4,852

Net cash provided by operating activities	84,987	40,590	14,610

Investing activities
Purchases of investments	(407,533)	(335,231)	(157,834)
Sales of investments	290,351	205,662	149,724
Investment of restricted cash	2,369	(168)	—
Proceeds from the sale of property and equipment	—	—	14
Acquisition of intangible assets, net	(2,259)	—	—
Acquisition of businesses, net of cash acquired	(395)	(29,201)	(27,373)
Purchases of property and equipment	(9,293)	(5,775)	(2,584)

Net cash used in investing activities	(126,760)	(164,713)	(38,053)

Financing activities
Proceeds from secondary offering, net of issuance costs	—	113,636	—
Proceeds from the exercise of stock options	68,867	24,832	12,833

Net cash provided by financing activities	68,867	138,468	12,833

Net increase (decrease) in cash and cash equivalents	27,094	14,345	(10,610)
Effect of exchange rate changes on cash and cash equivalents	(128)	205	160
Cash and cash equivalents, beginning of year	24,901	10,351	20,801

Cash and cash equivalents, end of year	$51,867	$24,901	$10,351

Supplemental Information
Cash paid for taxes	$792	$706	$290

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
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
Goodwill
     Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company has adopted the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in fiscal year 2003 and goodwill of $25.5 million was recorded in connection with the acquisition of MagniFire Websystems Inc., in fiscal year 2004. The Company completed its annual impairment test in the second quarter of each fiscal year and concluded that there was no impairment of goodwill in either fiscal year 2005 or 2004.
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

     The following table shows the pro forma effect on the Company’s net income (loss) and net income (loss) per share for the years ended September 30, 2005, 2004 and 2003, had compensation expense been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123. The Company adopted SFAS 123R on July 1, 2005 the beginning of its fourth quarter of fiscal 2005; therefore, stock-based compensation expense shown in the pro forma table relates to expense through June 30, 2005 while the Company was still under the disclosure only provisions of SFAS 123. Stock-based compensation expense for the fourth quarter of fiscal 2005 has been included in results of operations. The following pro forma disclosure has been restated to reflect changes in assumptions and corrections of errors related to both our reported net income (loss) and to the pro forma stock-based compensation amounts as determined under SFAS No. 123, identified in connection with our Restatement (See Note 2, “Restatement of Consolidated Financial Statements”). The pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or options may be cancelled in future years.

	Years Ended September 30,
	2005	2004	2003
	(as restated) (1)	(as restated) (1)	(as restated) (1)
Net income, as reported	$46,902	$36,328	$2,256
Add: Stock-based employee compensation expense under APB No. 25 included in reported net income, net of tax effect	833	1,192	1,914
Deduct: Total stock-based employee compensation expense determined under the fair value methods, net of tax effect	7,161	19,356	24,402

Pro forma net income (loss).	$40,574	$18,164	$(20,232)

Net income (loss) per share:
As reported — basic	$1.26	$1.09	$0.09
Pro forma — basic	$1.09	$0.55	$(0.76)
As reported — diluted	$1.21	$1.01	$0.08
Pro forma — diluted	$1.05	$0.51	$(0.76)

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
Earnings Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data).

	Years Ended September 30,
	2005	2004	2003
	(as restated) (1)	(as restated) (1)	(as restated) (1)
Numerator
Net income	$46,902	$36,328	$2,256
Denominator
Weighted average shares outstanding — basic	37,220	33,221	26,453
Dilutive effect of common shares from stock options and restricted stock units	1,541	2,740	1,722

Weighted average shares outstanding — diluted	38,761	35,961	28,175

Basic net income per share	$1.26	$1.09	$0.09

Diluted net income per share	$1.21	$1.01	$0.08

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
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

2. Restatement of Consolidated Financial Statements
     On May 16, 2006, the Center for Financial Research and Analysis (“CFRA”) issued a report entitled “Options Backdating, Which Companies Are At Risk?” (the “CFRA Report”) in which CFRA reviewed the option prices of 100 public companies and, based upon an analysis of the exercise prices of option grants with reference to the companies’ stock prices, concluded that 17% of the subject companies were, in CFRA’s view, “at risk for having backdated option grants during the period 1997 to 2002.” The Company was among the 17 companies so identified.
     On May 18, 2006, the Company was contacted by the Securities and Exchange Commission (“SEC”) as part of an informal inquiry entitled In the Matter of F5 Networks, Inc., (SEC File No. MHO-10462). On May 19, 2006, the Company received a grand jury subpoena issued by the U.S. District Court for the Eastern District of New York requesting documents related to the granting of stock options from 1995 through the present in connection with an inquiry into the Company’s stock option practices by the United States Attorney’s Office for the Eastern District of New York (the “Department of Justice”). The Company produced documents in response to these requests and is continuing to cooperate fully with the SEC regarding these inquires.
     On May 22, 2006, the Company’s Board of Directors (the “Board of Directors”) formed a special committee of outside directors with broad authority to conduct a review of the Company’s stock option practices, including a review of the Company’s underlying stock option documentation and procedures (the “Special Committee”). At that time, the Special Committee was composed of three members of the Board of Directors, one of which was also on the Audit Committee, Karl Guelich, Rich Malone and Gary Ames. In July 2006, the Special Committee was reconstituted to consist of two independent members of the Board of Directors, Gary Ames and Deborah Bevier (who joined the Company’s Board of Directors on July 14, 2006). The Special Committee retained the law firm of Wilson Sonsini Goodrich & Rosati P.C. (“Wilson Sonsini”) as its independent outside legal counsel. Wilson Sonsini engaged Deloitte Financial Advisory Services LLP as independent accounting experts to aid in its investigation.
     In the course of responding to the SEC and the Department of Justice’s inquiries, the Company determined that there were potential problems with the accounting treatment of certain stock option grants. On July 20, 2006, the Company announced that the Audit Committee of the Board of Directors (the “Audit Committee”) had determined, after consultation with management, that the Company’s financial statements and all earnings releases and similar communications relating to fiscal periods beginning on or after October 1, 2000, the first day of its fiscal year 2001, should be restated.
     In October 2006, the Special Committee determined that the recorded grant dates for certain stock options granted during fiscal years 1999 through 2004 should not be relied upon as the measurement date for accounting purposes and that the accounting treatment used for the vesting of certain stock options was incorrect. Because the prices at the originally stated grant dates were lower than the prices on the actual measurement dates, the Company determined it should have recognized material amounts of stock-based compensation expense which were not previously accounted for in the Company’s previously issued financial statements. Therefore, the Audit Committee after consultation with management concluded that the Company’s previously filed unaudited interim and audited financial statement for the years ended September 30, 2005, 2004, 2003, 2002, 2001, 2000 and 1999 as well as the unaudited interim financial statements for the first and second quarters ended December 31, 2005 and 2004 and March 31, 2006 and 2005, should no longer be relied upon because these financial statements contained material misstatements.
Special Committee and Company Findings
     On November 8, 2006, the Company announced that the Special Committee had completed its review of the Company’s stock option practices and reported its final findings to the Board of Directors.
     The Special Committee concluded that there were options grants where the Company (i) used improper measurement dates in connection with certain annual stock option grants to employees because the number of shares certain individual employees were entitled to receive was not determined until after the original grant date, (ii) granted options to certain new employees and board members prior to their start dates, (iii) did not have sufficient documentation to support certain measurement dates and did not obtain the necessary approvals for stock options issued to certain individuals, (iv) did not properly account for stock option grants issued to a consultant who later became an employee, and (v) did not properly account for stock options of certain individuals that were modified after the grant date. Based on its investigation, the Special Committee concluded that it continued to have confidence in the ability of the Company’s current senior management to serve in their positions with integrity at the Company. The Special Committee was unable to reach any conclusions regarding the intent of former officers, directors and employees. Based on the Special Committee’s findings, the Company has adopted and is implementing a number of remedial measures designed to improve its policies, controls, processes and procedures relating to the granting and modification of stock-based compensation and will provide additional training for personnel responsible for administration of the Company’s equity compensation plans.
     As a result of the Special Committee’s investigation, as well as the Company’s internal review of its stock option practices and historical financial statements, the Company has determined the following:
•	Improper Measurement Dates for Annual Stock Option Grants. In connection with the Company’s annual stock option grants to certain employees in 2000, 2001, 2003 and 2004, the number of shares that certain individual employees were entitled to receive was not determined until after the original grant date, and therefore the measurement date for such options was subsequent to the original grant date. In addition, in connection with the Company’s annual stock option grant to employees in 2000, the exercise price was not set in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. As a result, the Company has restated its historical financial statements to increase stock-based compensation expense by approximately $14.3 million recognized over the applicable vesting periods.

•	Improper Measurement Dates for Other Stock Option. Certain options to new employees and board members were granted on dates other than to their respective start date with the Company. As a result, the Company has restated its historical financial statements to increase stock-based compensation expense by approximately $1.3 million recognized over the applicable vesting periods.

•	Incomplete Documentation or Approval for Stock Option Grants. In 2000 and 2001 the Company did not have sufficient documentation to support certain measurement dates and did not obtain the required approvals for stock options. As a result, the Company has restated its historical financial statements to increase stock-based compensation expense by approximately $4.6 million recognized over the applicable vesting periods.

•	Stock Options Grants to Non-employees. In 2000, the Company did not properly accounted for stock option grants issued to a consultant who later became an employee. The Company erroneously accounted for the grant in accordance with APB No. 25 rather than FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and related interpretations. As a result, the Company has restated its historical financial statements to increase stock-based compensation expense by approximately $3.0 million.

•	Modifications to Stock Option Grants. From 1999 through 2002, the Company did not properly account for stock options for certain individuals that were modified after the grant date. Some of these modifications were not identified in the Company’s financial reporting processes and were therefore not properly reflected in its financial statements. As a result, The Company has restated its historical financial statements to increase stock-based compensation expense by approximately $843,000 recognized as of the date of the respective modifications.
     As a result of the above, the Company has recorded additional non-cash stock-based compensation expense of approximately $24.1 million on stock option grants made from 1999 through 2004. In addition, the Company recorded approximately $1.7 million of additional compensation expense in 2005 related to its obligation under pre-existing commitments to reimburse employees for penalties incurred resulting from receipt of in-the-money option grants. Tax impacts of these additional expenses included; a reclassification of windfall tax benefits of $4.8 million in fiscal year 2004, which were previously recognized in paid-in-capital and now are required to be recognized as a tax benefit and additional tax expenses resulting from non-deductible employee compensation of $2.5 million, which together result in a net benefit of $2.3 million.
     As a result of these findings the Company’s restated consolidated financial statements reflect a decrease in net income of approximately $23.5 million for the periods 1999 through 2005. These charges had no impact on the Company’s reported net sales or cash and cash equivalents.
     The cumulative effect of the restatement adjustments on the Company’s consolidated balance sheet at September 30, 2005 resulted in a decrease in retained earnings of $23.5 million, partially offset by an increase in additional paid-in capital of $19.5 million, which results in a net decrease in total shareholders’ equity of $4.0 million. All of the restatements of financial statements, financial data and related disclosures described in these Consolidated Financial Statements are collectively referred to elsewhere in these Consolidated Financial Statements as the “restatement.”
     For explanatory purposes, the Company has classified the stock-based compensation and other adjustments that were affected by the restatement into the aforementioned categories as presented below. The classified amounts involve certain subjective judgments by management to the extent particular stock option related accounting errors may fall within more than one category to avoid double counting the adjustment amounts between categories (e.g., a stock option that is subject to date changes and/or combined with expenses resulting from consulting, transition or advisory roles). As such, the table below should be considered a reasonable representation of the magnitude of expenses in each category.

	Years Ended September 30,
	(in thousands)
				Cumulative
				effect
				on years
Adjustments to Stock-Based Compensation by Category	2005	2004	2003	prior to 2003
Improper measurement dates for annual stock option grants	$464	$719	$1,407	$11,717
Modifications to stock option grants	335	356	152	—
Incomplete documentation or approval for stock option grants	—	—	—	4,625
Improper measurement dates for other stock option grants	34	107	272	904
Stock option grants to non-employees	—	—	—	2,988

Total adjustments to income before income taxes	833	1,182	1,831	20,234
Payroll related liabilities	1,700	—	—	—

Total adjustments to net income	2,533	1,182	1,831	20,234
Income tax impact of restatement adjustments	2,298	(4,557)	—	—

Total adjustments to net income	$4,831	$(3,375)	$1,831	$20,234

     In order to further enhance investor understanding of the effects of the matters described in the section entitled “Special Committee and Company Findings” and to provide context for the disclosure and the composition of the cumulative adjustment to opening retained earnings we have provided the information below, which shows the accounting periods to which the stock compensation adjustments relate. The Company’s financial statements for such periods and the related SEC reports for such periods have not been amended. Accordingly, for illustrative purposes, the table below applies the stock compensation adjustments amounts to the captions and periods shown to facilitate an understanding of the amount by which opening retained earnings has been adjusted. In addition to the stock compensation adjustment shown in the table below, the Company has also included the effect of the payroll related liability referred to above and the related tax effects of all adjustments so as to reconcile to the impact on the Company’s retained earnings balance as of October 1, 2002.

	Years Ended September 30,
	(in thousands)
				Cumulative
				effect
Adjustments to Stock-Based				on years
Compensation to Consolidated				prior to
Statements of Operations	2005	2004	2003	2003	2002	2001	2000	1999
Adjustments to:
Costs and Expenses
Stock-based compensation:
Cost of goods sold	$27	$20	$70	$1,117	$316	$500	$301	$—
Sales and marketing	613	1,068	1,393	7,485	2,887	3,467	1,131	—
Research and development	167	77	195	2,701	1,006	1,479	216	—
General and administrative	26	17	173	8,931	1,039	1,550	6,178	164

Income before income taxes	833	1,182	1,831	20,234	5,248	6,996	7,826	164
Payroll related liabilities	1,700	—	—	—	—	—	—	—

Total adjustments to net income	2,533	1,182	1,831	20,234	5,248	6,996	7,826	164
Income tax impact of restatement adjustments	2,298	(4,557)	—	—	—	—	—	—

Total adjustments to net income	$4,831	$(3,375)	$1,831	$20,234	$5,248	$6,996	$7,826	$164

     These adjustments, along with the stock-based items referenced above, did not affect the Company’s previously reported cash and cash equivalents and investments balances in prior periods. The following tables present the effect of the restatement adjustments by financial statement line item for the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows.

     Consolidated Balance Sheets as of September 30, 2005 and 2004 (in thousands):

	September 30, 2005			September 30, 2004
	As			As
	previously		As	previously		As
	reported	Adjustments	restated	reported	Adjustments	restated
ASSETS
Current assets
Cash and cash equivalents	$51,867	$—	$51,867	$24,901	$—	$24,901
Short-term investments	184,314	—	184,314	115,600	—	115,600
Accounts receivable, net	41,703	—	41,703	22,665	—	22,665
Inventories	2,699	—	2,699	1,696	—	1,696
Deferred tax assets	3,935	240	4,175	2,934	240	3,174
Other current assets	9,906	—	9,906	5,776	—	5,776

Total current assets	294,424	240	294,664	173,572	240	173,812

Restricted cash	3,871	—	3,871	6,243	—	6,243
Property and equipment, net	16,158	—	16,158	11,954	—	11,954
Long-term investments	128,834	—	128,834	81,792	—	81,792
Deferred tax assets	36,212	—	36,212	28,446	—	28,446
Goodwill	49,677	—	49,677	50,067	—	50,067
Other assets, net	8,323	—	8,323	8,279	—	8,279

Total assets	$537,499	$240	$537,739	$360,353	$240	$360,593

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,668	$—	$7,668	$4,840	$—	$4,840
Accrued liabilities	19,648	4,283	23,931	15,948	140	16,088
Deferred revenue	36,009	—	36,009	25,692	—	25,692

Total current liabilities	63,325	4,283	67,608	46,480	140	46,620

Other long-term liabilities	6,650	—	6,650	3,856	—	3,856
Deferred revenue, long-term	3,314	—	3,314	2,372	—	2,372

Total long-term liabilities	9,964	—	9,964	6,228	—	6,228

Commitments and contingencies
Shareholders’ equity
Preferred stock	—	—	—	—	—	—
Common stock	412,419	19,478	431,897	306,655	19,623	326,278
Accumulated other comprehensive loss	(1,430)	—	(1,430)	(498)	—	(498)
Unearned compensation	—	—	—	—	(833)	(833)
Retained earnings	53,221	(23,521)	29,700	1,488	(18,690)	(17,202)

Total shareholders’ equity	464,210	(4,043)	460,167	307,645	100	307,745

Total liabilities and shareholders’ equity	$537,499	$240	$537,739	$360,353	$240	$360,593

     Consolidated Statement of Operations for the years ended September 30, 2005, 2004 and 2003 (in thousands, except per share amounts):

	Year Ended September 30,
	2005			2004			2003
	As			As			As
	previously		As	previously		As	previously		As
	reported	Adjustments	restated	reported	Adjustments	restated	reported	Adjustments	restated
Net revenues
Products	$219,603	$—	$219,603	$126,169	$—	$126,169	$84,197	$—	$84,197
Services	61,807	—	61,807	45,021	—	45,021	31,698	—	31,698

Total	281,410	—	281,410	171,190	—	171,190	115,895	—	115,895

Cost of net revenues		—			—		—
Products	48,985	$5	48,990	28,404	$2	28,406	17,837	$6	17,843
Services	16,172	22	16,194	10,975	18	10,993	9,068	64	9,132

Total	65,157	27	65,184	39,379	20	39,399	26,905	70	26,975

Gross profit	216,253	(27)	216,226	131,811	(20)	131,791	88,990	(70)	88,920

Operating expenses
Sales and marketing	89,253	613	89,866	65,378	1,068	66,446	53,504	1,393	54,897
Research and development	31,349	167	31,516	24,361	77	24,438	19,260	195	19,455
General and administrative	23,760	1,726	25,486	15,744	17	15,761	12,037	173	12,210

Total	144,362	2,506	146,868	105,483	1,162	106,645	84,801	1,761	86,562

Income from operations	71,891	(2,533)	69,358	26,328	(1,182)	25,146	4,189	(1,831)	2,358
Other income, net	8,076		8,076	2,731		2,731	751		751

Income before income taxes	79,967	(2,533)	77,434	29,059	(1,182)	27,877	4,940	(1,831)	3,109
Provision (benefit) for income taxes	28,234	2,298	30,532	(3,894)	(4,557)	(8,451)	853	—	853

Net income	$51,733	$(4,831)	$46,902	$32,953	$3,375	$36,328	$4,087	$(1,831)	$2,256

Net income per share — basic	$1.39	$(0.13)	$1.26	$0.99	$(0.10)	$1.09	$0.15	$(0.06)	$0.09

Weighted average shares — basic	37,220	—	37,220	33,221	—	33,221	26,453	—	26,453

Net income per share — diluted	$1.34	$(0.13)	$1.21	$0.92	$0.09	$1.01	$0.14	$(0.06)	$0.08

Weighted average shares — diluted	38,733	28	38,761	35,992	(31)	35,961	28,220	(45)	28,175

     Shares used for purposes of computing diluted earnings per share are different in this Amendment than those in the Company’s Original Report as unearned stock compensation, significant amounts of which were recorded as part of our restatement and have been presented in shareholders’ equity, is considered proceeds for purposes of applying the treasury stock method to determine incremental common shares to be included in diluted shares in periods in which the Company has reported net income.
     The following table presents the Company’s net income per share computations for the years ended September 30, 2005, 2004 and 2003 (in thousands, except per share amounts):

			Per share
	Income	Shares	amount
	(as restated)	(as restated)	(as restated)
Year ended September 30, 2003
Basic net income per share:
Net income	$2,256	26,453	$0.09
Effect of dilutive securities:
Incremental common shares attributable to shares issuable under employee stock option plans	—	1,722

Diluted net income per share:	$2,256	28,175	$0.08

Year ended September 30, 2004
Basic net income per share:
Net income	$36,328	33,221	$1.09
Effect of dilutive securities:
Incremental common shares attributable to shares issuable under employee stock option plans	—	2,740

Diluted net income per share:	$36,328	35,961	$1.01

Year ended September 30, 2005
Basic net income per share:
Net income	$46,902	37,220	$1.26
Effect of dilutive securities:
Incremental common shares attributable to shares issuable under employee stock option plans	—	1,541

Diluted net income per share:	$46,902	38,761	$1.21

     Consolidated Statement of Cash Flows for the years ended September 31, 2005, 2004 and 2003 (in thousands except for share amounts):

	Year Ended September 30,
	2005			2004			2003
	As			As			As
	previously		As	previously		As	previously		As
	reported	Adjustments	restated	reported	Adjustments	restated	reported	Adjustments	restated
Operating activities
Net income	$51,733	$(4,831)	$46,902	$32,953	$3,375	$36,328	$4,087	$(1,831)	$2,256
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss (gain) on disposition of assets	569	—	569	21	—	21	(14)	—	(14)
Realized (gain) loss on sale of investments	––	—	––	(3)	—	(3)	232	—	232
Stock-based compensation	4,573	833	5,406	10	1,182	1,192	83	1,831	1,914
Provision for doubtful accounts and sales returns	1,419	—	1,419	1,189	—	1,189	1,148	—	1,148
Depreciation and amortization	6,797	—	6,797	5,355	—	5,355	5,162	—	5,162
Deferred income taxes	(7,733)	—	(7,733)	(33,886)	—	(33,886)	––	—	––
Tax benefit from employee stock option plans	32,298	(145)	32,153	26,382	(4,697)	21,685	––	—	––
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(20,456)	—	(20,456)	(4,152)	—	(4,152)	354	—	354
Inventories	(1,002)	—	(1,002)	(928)	—	(928)	(408)	—	(408)
Other current assets	(3,604)	—	(3,604)	(642)	—	(642)	(54)	—	(54)
Other assets	(149)	—	(149)	(630)	—	(630)	(512)	—	(512)
Accounts payable and accrued liabilities	9,283	4,143	13,426	6,163	140	6,303	(320)	—	(320)
Deferred revenue	11,259	—	11,259	8,758	—	8,758	4,852	—	4,852

Net cash provided by operating activities	$84,987	$––	$84,987	$40,590	$––	$40,590	$14,610	$––	$14,610

     In connection with the preparation of the Company’s restated financial statements, the Company also determined that the pro forma disclosures for stock-based compensation expense required under FAS 123, “Accounting for Stock-Based Compensation” included in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s originally filed Annual Report on Form 10-K/A (Amendment No. 1), were incorrect. The Company has corrected these errors in Note 1 of these Consolidated Financial Statements. These corrections do not affect the Company’s consolidated statements of operations, consolidated balance sheets or consolidated statements of cash flows for any period.
     The following table presents the effect of these corrections on the Company’s pro forma calculation of its net income and earnings per share for the years ended September 30, 2005, 2004 and 2003 (in thousands, except per share amounts):

	Year Ended September 30,
	2005			2004			2003
	As			As			As
	previously		As	previously		As	previously		As
	reported	Adjustments	restated	reported	Adjustments	restated	reported	Adjustments	restated
Net income (loss)	$51,733	$(4,831)	$46,902	$32,953	$3,375	$36,328	$4,087	$(1,831)	$2,256

Add: Stock-based employee compensation expense included in reported net income	—	833	833	10	1,182	1,192	83	1,831	1,914
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	7,020	141	7,161	18,913	443	19,356	23,371	1,031	24,402

Pro forma net loss	$44,713	$(4,139)	$40,574	$14,050	$4,114	$18,164	$(19,201)	$(1,031)	$(20,232)

Net income (loss) per share (basic)	$1.39	$(0.13)	$1.26	$0.99	$0.10	$1.09	$0.15	$(0.06)	$0.09
Net loss per share (basic), pro forma	$1.20	$(0.11)	$1.09	$0.42	$0.13	$0.55	$(0.73)	$(0.01)	$(0.72)
Net income (loss) per share (diluted)	$1.34	$(0.13)	$1.21	$0.92	$0.09	$1.01	$0.14	$(0.06)	$0.08
Net loss per share (diluted), pro forma	$1.15	$(0.10)	$1.05	$0.39	$0.12	$0.51	$(0.73)	$(0.01)	$(0.72)

3. Short-Term and Long-Term Investments
     Short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2005
Corporate bonds and notes	$56,352	$—	$(275)	$56,077
Municipal bonds and notes	45,500	—	—	45,500
U.S. government securities	83,061	1	(325)	82,737

	$184,913	$1	$(600)	$184,314

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2004
Corporate bonds and notes	$37,060	$2	$(140)	$36,922
Municipal bonds and notes	59,750	—	(15)	59,735
U.S. government securities	19,054	—	(111)	18,943

	$115,864	$2	$(266)	$115,600

     Long-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2005
Corporate bonds and notes	$61,932	$—	$(1,007)	$60,925
U.S. government securities	68,497	—	(588)	67,909

	$130,429	$—	$(1,595)	$128,834

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2004
Corporate bonds and notes	$45,286	$31	$(328)	$44,989
U.S. government securities	37,007	3	(207)	36,803

	$82,293	$34	$(535)	$81,792

     The amortized cost and fair value of fixed maturities at September 30, 2005, by contractual years-to-maturity, are presented below (in thousands):

	Amortized
	Cost	Fair Value
One year or less	$184,913	$184,314
Over one year through five years	130,429	128,834

	$315,342	$313,148

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

     The following table summarizes investments that have unrealized losses as of September 30, 2005 (in thousands):

	Less Than 12 Months		12 Months of Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2005
Corporate bonds and notes	$74,686	$796	$33,316	$486	$108,002	$1,282
U.S. government securities	107,912	605	37,733	308	145,645	913

Total	$182,598	$1,401	$71,049	$794	$253,647	$2,195

4. Business Combinations
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
     Unaudited pro forma financial information is as follows (in thousands, except per share data):

	Year Ended	Year Ended
	September 30,	September 30,
	2004	2003
	(as restated) (1)	(as restated) (1)
Net revenues — pro forma	$171,309	$116,944
Net income (loss) — pro forma	$28,700	$(7,307)
Net income (loss) per share — basic — pro forma	$0.86	$(0.28)
Net income (loss) per share — diluted — pro forma	$0.80	$(0.28)

(1) See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
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

5. Balance Sheet Details
     Other assets consist of the following (in thousands):

	Years Ended
	September 30,
	2005	2004
Software development costs	$521	$793
Acquired technology	5,367	6,967
Deposits and other	2,435	519

	$8,323	$8,279

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

$5,888

     Accrued liabilities consist of the following (in thousands):

	Years Ended
	September 30,
	2005	2004
Payroll and benefits	$11,572	$9,007
Sales and marketing	1,544	1,997
Restructuring	559	625
Warranty	1,564	1,062
Income taxes	4,265	940
Other	4,427	2,457

	$23,931	$16,088

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
     The activity of the remaining restructuring liability as of September 30, 2005 and 2004 is presented below (in thousands):

	Balance at		Cash	Balance at
	September 30,	Additional	Payments and	September 30,
	2004	Charges	Write-Offs	2005
Excess facilities	$625	$—	$(66)	$559
Other	—	—	—	—

	$625	$—	$(66)	$559

	Balance at		Cash	Balance at
	September 30,	Additional	Payments and	September 30,
	2003	Charges	Write-Offs	2004
Excess facilities	$782	$—	$(157)	$625
Other	62	—	(62)	—

	$844	$—	$(219)	$625

     Other long term liabilities consist of the following (in thousands):

	Years Ended
	September 30,
	2005	2004
Income taxes payable	$3,880	$1,720
Deferred rent and other	2,770	2,136

	$6,650	$3,856

6. Income Taxes
     The United States and international components of income (loss) before income taxes are as follows (in thousands):

	Years Ended September 30,
	2005	2004	2003
	(as restated)	(as restated)	(as restated)
	(1)	(1)	(1)
United States	$73,797	$26,533	$1,693
International	3,637	1,344	1,416

	$77,434	$27,877	$3,109

     The provision for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2005	2004	2003
	(as restated)	(as restated)	(as restated)
	(1)	(1)	(1)
Current
U.S. federal	$33,827	$133	$—
State	2,451	129	45
Foreign	750	923	657

Total	37,028	1,185	702
Deferred
U.S. federal	(6,129)	(9,034)	141
State	(653)	(602)	10
Foreign	286	—	—

Total	(6,496)	(9,636)	151

	$30,532	$(8,451)	$853

     The effective tax rate differs from the U.S. federal statutory rate as follows (in thousands):

	Years Ended September 30,
	2005	2004	2003
	(as restated)	(as restated)	(as restated)
	(1)	(1)	(1)
Income tax provision at statutory rate	$27,102	$9,757	$1,088
State taxes, net of federal benefit	1,874	706	36
Impact of international operations	2,417	357	91
Research and development and other credits	(2,057)	(1,397)	(1,017)
Other	3,845	(1,498)	(60)
Change in valuation allowance	(2,649)	(28,062)	4,382
Impact of stock option compensation on valuation allowance	—	11,686	(3,667)

	$30,532	$(8,451)	$853

     The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	Years Ended September 30,
	2005	2004	2003
	(as restated)	(as restated)	(as restated)
	(1)	(1)	(1)
Deferred tax assets
Net operating loss carry-forwards	$25,002	$26,427	$22,318
Allowance for doubtful accounts	915	810	844
Accrued compensation and benefits	1,140	690	591
Inventories and related reserves	417	210	198
Other accruals and reserves	6,097	2,248	1,773
Depreciation	462	838	831
Tax credit carry-forwards	7,631	5,552	4,156

	41,664	36,775	30,711
Valuation allowance	—	(2,649)	(30,711)
Deferred tax liabilities
Purchased intangibles and other	(1,277)	(2,506)	(151)

Net deferred tax assets (liabilities)	$40,387	$31,620	$(151)

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
     During the fourth quarter of fiscal year 2005 the Company determined, based on an evaluation of current operating results and projected future taxable income that the valuation allowance of $2.6 million pertaining to net operating loss carry-forwards in the United Kingdom was no longer needed and as a result the related valuation allowance was reversed. In the prior year, the Company determined that the U.S. deferred tax assets were more likely than not to be realizable and reversed the related valuation allowance during the fourth quarter of fiscal 2004. The Company had provided for a full valuation allowance against the deferred tax assets at the end of fiscal year 2003. If the estimates and assumptions used in the Company’s determination change in the future, the Company could be required to revise the Company’s estimates of the valuation allowances against the Company’s deferred tax assets and adjust the Company’s provisions for additional income taxes.
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
     On October 22, 2004, the American Jobs Creation Act of 2004 (AJCA) was signed into law. The AJCA provides for a temporary 85% dividends received deduction on certain earnings repatriated during either fiscal year 2005 or fiscal year 2006. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. Additionally, certain other significant criteria, as outlined in the AJCA, must also be met. F5 Networks did not elect this provision in fiscal year 2005, and does not intend to make an election in fiscal year 2006.
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

     The weighted-average fair values per share at the date of grant for options granted with exercise prices equal to market for were $18.68, $9.36, and $7.67 for the fiscal year 2005, 2004, and 2003, respectively. The weighted-average fair values per share at the date of grant for options granted with exercise prices less than market were, $7.41 and $8.05 for the fiscal years 2004 and 2003, respectively. The total intrinsic value for options outstanding at September 30, 2005 was $63.5 million, representing the difference between the fair value of the Company’s common stock underlying these options at September 30, 2005 and the related exercise prices.

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted
		Remaining	Average		Weighted
		Contractual	Exercise		Average
	Number of	Life	Price per	Number of	Price per
Range of Exercise Prices	Shares	(In Years)	Share	Shares	Share
$0.25 — $12.79	546,577	5.58	$8.57	523,220	$8.49
$12.84 — $22.17	1,024,994	7.64	$17.27	701,237	$15.72
$22.43 — $24.75	475,736	8.49	$23.24	108,153	$23.47
$25.01 — $33.20	907,854	8.16	$27.38	732,558	$26.57
$33.34 — $120.88	640,155	5.90	$53.96	476,846	$56.16

$0.25 — $120.88	3,595,316	7.26	$25.82	2,542,014	$25.28

     The total intrinsic value for options exercisable at September 30, 2005 was $46.2 million, representing the difference between the fair value of the Company’s common stock underlying these options at September 30, 2005 and the related exercise prices.
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
8. Commitments and Contingencies
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
Litigation
     In July and August 2001, a series of putative securities class action lawsuits were filed in United States District Court, Southern District of New York against certain investment banking firms that underwrote the Company’s initial and secondary public offerings, the Company and some of the Company’s officers and directors. These cases, which have been consolidated under In re F5 Networks, Inc. Initial Public Offering Securities Litigation, No. 01 CV 7055, assert that the registration statements for the Company’s June 4, 1999 initial public offering and September 30, 1999 secondary offering failed to disclose certain alleged improper actions by the underwriters for the offerings. The consolidated, amended complaint alleges claims against the Company and those of its officers and directors named in the complaint under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Other lawsuits have been filed making similar allegations regarding the public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. In October 2002, the directors and officers were dismissed without prejudice. The issuer defendants filed a coordinated motion to dismiss these lawsuits in July 2002, which the Court granted in part and denied in part in an order dated February 19, 2003. The Court declined to dismiss the Section 11 and Section 10(b) and Rule 10b-5 claims against the Company. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including the Company, was submitted to the Court. On August 31, 2005, the Court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, including final approval by the Court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intend to defend the case vigorously. Securities class action litigation could result in substantial costs and divert our management’s attention and resources. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation, and any unfavorable outcome could have a material adverse impact on the Company’s business, financial condition and operating results.
     As of September 30, 2005, the Company was not aware of any additional pending legal proceedings that, individually or in the aggregate, would have had a material adverse effect on the Company’s business, operating results, or financial condition. The Company may in the future be party to litigation arising in the ordinary course of business, including claims that the Company allegedly infringes upon third-party trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.
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
10. Geographic Sales and Significant Customers
     Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company is organized as, and operates in, one reportable segment: the development, marketing and selling of a comprehensive suite of application networking solutions that helps customers efficiently and securely manage application traffic on their Internet-based networks. The Company manages its business based on four geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan; and Asia Pacific. The Company’s chief operating decision-making group reviews financial information presented on a consolidated basis accompanied by information about revenues by geographic region. The Company’s foreign offices conduct sales, marketing and support activities. The Company’s management evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Revenues are attributed by geographic location based on the location of the customer. The Company’s assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for net product revenue.
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
11. Subsequent Events
     On October 4, 2005, the Company acquired all of the capital stock of Swan Labs, Inc. (Swan Labs), a privately held Delaware corporation headquartered in San Jose, California for $43.0 million in cash. The Company also incurred $3.2 million of direct transaction costs for a total purchase price of approximately $46.2 million. Swan Labs provides WAN (Wide Area Network) optimization and application acceleration products and services. The addition of Swan Labs is intended to allow the Company to quickly enter the WAN optimization market, broaden the Company’s customer base, and augment its existing product line.
12. Subsequent Events Related to the Special Committee and Company Investigations and the Restatement
     On May 16, 2006, the CFRA issued the CFRA Report, in which CFRA reviewed the option prices of 100 public companies and, based upon an analysis of the exercise prices of option grants with reference to the companies’ stock prices, concluded that 17% of the subject companies were, in CFRA’s view, “at risk for having backdated option grants during the period 1997 to 2002.” The Company was among the 17 companies so identified.
     On May 18, 2006, the Company was contacted by the SEC as part of an informal inquiry entitled In the Matter of F5 Networks, Inc. (SEC File No. MHO-10462). On May 19, 2006, the Company received a grand jury subpoena issued by the U.S. District Court for the Eastern District of New York requesting documents related to the granting of stock options from 1995 through the present in connection with an inquiry into the Company’s stock option practices by the Department of Justice. The Company produced documents in response to these requests.
     On May 22, 2006, the Board of Directors formed the Special Committee with broad authority to investigate and address the Company’s stock option practices. The Special Committee was originally composed of three members of the Board of Directors, one of which was also on the Audit Committee, Karl Guelich, Rich Malone and Gary Ames. In July 2006, the Special Committee was reconstituted to consist of two independent members of the Board of Directors, Gary Ames and Deborah Bevier (who joined the Company’s Board of Directors on July 14, 2006). The Company continues to fully cooperate with the SEC and the Department of Justice, and has provided such agencies with extensive documentation relating to the Special Committee’s and the Company’s inquiries as discussed in Note 2 to these Consolidated Financial Statements. The SEC and the Department of Justice inquiries are ongoing. The Company does not know the remedial, civil or criminal penalties or monetary terms that either the SEC or the Department of Justice may seek.
     The Company received a notice from the Internal Revenue Service (“IRS”) indicating the IRS would be auditing its tax returns for the 2002, 2003, and 2004. The Company has produced documents and other information to the IRS and is currently in discussions with the IRS to resolve all issues arising from this audit. The Company does not believe this audit and any settlement with the IRS will have a material adverse impact on its consolidated financial position or results of operations.
     On May 24, 2006, a shareholder action captioned Adams v. Amdahl et al. was filed against certain of the Company’s current and former officers and directors in the King County Superior Court in Washington. The complaint generally alleges that the defendants breached their fiduciary duties to the Company in connection with the granting of certain stock options. Five additional shareholder derivative complaints, based on substantially the same allegations, were subsequently filed in the Washington federal and state courts. Although litigation is subject to inherent uncertainties, the Company does not believe the results of these pending actions will, individually or in the aggregate, have a material adverse impact on its consolidated financial position or results of operations.

13. Quarterly Results of Operations
     The following table presents the Company’s selected unaudited quarterly results of operations restated for the eight quarters ended September 30, 2005 from previously reported information filed on Form 10-Q and Form 10-K, as a result of the Restatement of our financial results discussed in this Form 10-K/A.
     See Note 2, of the Notes to Consolidated Financial Statements for more detailed information regarding the restatement of our consolidated financial statements for the years ended September 30, 2005, 2004 and 2003

	Three Months Ended
	Sept 30, 2005			June 30, 2005			March 31, 2005			Dec. 31, 2004
	(In thousands, except per share data)
	As		As	As		As	As		As	As		As
	reported	Adjustment	restated	reported	Adjustment	restated	reported	Adjustment	restated	reported	Adjustment	restated
Net revenues
Products	$62,762	$—	$62,762	$57,112	$—	$57,112	$53,332	$—	$53,332	$46,397	$—	$46,397
Services	17,845	—	17,845	15,952	—	15,952	14,398	—	14,398	13,612	—	13,612

Total	80,607	—	80,607	73,064	—	73,064	67,730	—	67,730	60,009	—	60,009

Cost of net revenues
Products	13,886	—	13,886	12,751	1	12,752	11,820	2	11,822	10,528	2	10,530
Services	4,572	—	4,572	4,306	6	4,312	3,908	7	3,915	3,386	9	3,395

Total	18,458	—	18,458	17,057	7	17,064	15,728	9	15,737	13,914	11	13,925

Gross profit	62,149	—	62,149	56,007	(7)	56,000	52,002	(9)	51,993	46,095	(11)	46,084

Operating expenses
Sales and marketing	25,521	54	25,575	23,207	12	23,219	20,885	103	20,988	19,640	444	20,084
Research and development	9,039	27	9,066	7,547	37	7,584	7,789	45	7,834	6,974	58	7,032
General and administrative	7,067	271	7,338	5,833	483	6,316	5,854	487	6,341	5,006	485	5,491

Total	41,627	352	41,979	36,587	532	37,119	34,528	635	35,163	31,620	987	32,607

Income (loss) from operations	20,522	(352)	20,170	19,420	(539)	18,881	17,474	(644)	16,830	14,475	(998)	13,477
Other income, net	2,925		2,925	2,123		2,123	1,641		1,641	1,387		1,387

Income (loss) before income taxes	23,447	(352)	23,095	21,543	(539)	21,004	19,115	(644)	18,471	15,862	(998)	14,864
Provision (benefit) for income taxes	7,796	392	8,188	7,566	745	8,311	7,003	504	7,507	5,869	657	6,526

Net income (loss)	$15,651	$(744)	$14,907	$13,977	$(1,284)	$12,693	$12,112	$(1,148)	$10,964	$9,993	$(1,655)	$8,338

Net income (loss) per share —basic	$0.41	$(0.02)	$0.39	$0.37	$(0.04)	$0.33	$0.33	$(0.03)	$0.30	$0.28	$(0.05)	$0.23

Weighted average shares — basic	38,479	—	38,479	37,918	—	37,918	36,905	—	36,905	35,577	—	35,577

Net income (loss) per share — diluted	$0.39	$(0.02)	$0.37	$0.35	$(0.03)	$0.32	$0.31	$(0.03)	$0.28	$0.26	$(0.04)	$0.22

Weighted average shares — diluted	40,015	(1)	40,014	39,418	15	39,433	38,921	18	38,939	37,818	30	37,848

	Three Months Ended
	Sept 30, 2004			June 30, 2004				March 31, 2004				Dec. 31, 2003
	(In thousands, except per share data)
	As		As	As			As	As			As	As			As
	reported	Adjustment	restated	reported	Adjustment		restated	reported	Adjustment		restated	reported	Adjustment		restated
Net revenues
Products	$37,536	$—	$37,536	$32,537		$—	$32,537	$29,720		$—	$29,720	$26,376		$—	$26,376
Services	12,683	—	12,683	11,706		—	11,706	10,927		—	10,927	9,705		—	9,705

Total	50,219	—	50,219	44,243		—	44,243	40,647		—	40,647	36,081		—	36,081

Cost of net revenues
Products	8,489	2	8,491	7,267			7,267	6,799			6,799	5,849			5,849
Services	3,055	9	3,064	2,832		4	2,836	2,626		2	2,628	2,462		3	2,465

Total	11,544	11	11,555	10,099		4	10,103	9,425		2	9,427	8,311		3	8,314

Gross profit	38,675	(11)	38,664	34,144		(4)	34,140	31,222		(2)	31,220	27,770		(3)	27,767

Operating expenses
Sales and marketing	17,597	207	17,804	16,907		(37)	16,870	15,920		433	16,353	14,954		465	15,419
Research and development	6,764	51	6,815	6,253		12	6,265	5,900		6	5,906	5,444		8	5,452
General and administrative	4,463	10	4,473	4,069		4	4,073	3,855		1	3,856	3,357		2	3,359

Total	28,824	268	29,092	27,229		(21)	27,208	25,675		440	26,115	23,755		475	24,230

Income (loss) from operations	9,851	(279)	9,572	6,915		17	6,932	5,547		(442)	5,105	4,015		(478)	3,537
Other income, net	891		891	848			848	808			808	184			184

Income (loss) before income taxes	10,742	(279)	10,463	7,763		17	7,780	6,355		(442)	5,913	4,199		(478)	3,721
Provision (benefit) for income taxes	(5,039)	(4,559)	(9,598)	347		—	347	400		—	400	398		2	400

Net income (loss)	$15,781	$4,280	$20,061	$7,416		$17	$7,433	$5,955		$(442)	$5,513	$3,801		$(480)	$3,321

Net income (loss) per share —basic	$0.46	$0.12	$0.58	$0.22		$—	$0.22	$0.18		$(0.02)	$0.16	$0.13		$(0.02)	$0.11

Weighted average shares — basic	34,593	—	34,593	34,382	—		34,382	33,768	—		33,768	30,159	—		30,159

Net income (loss) per share — diluted	$0.43	$0.12	$0.55	$0.20		$0.00	$0.20	$0.16		$(0.01)	$0.15	$0.11		$(0.01)	$0.10

Weighted average shares — diluted	36,779	(21)	36,758	36,969		(37)	36,932	36,946		(29)	36,917	33,121		(40)	33,081

(1)	The Company adopted FAS123R on July 1, 2005, and as a result recognized $4.6 million of compensation expense related to stock-based compensation charges included in operating expenses in the fourth quarter of fiscal 2005.

(2)	During the fourth quarter of fiscal 2004, the Company reversed the valuation allowance on U.S. deferred tax assets and as a result realized an income tax benefit of $11.9 million. The credit from the reversal of the valuation allowance was partially offset by actual U.S. and international tax expenses during the period.

F5 NETWORKS, INC.
SUPPLEMENTARY DATA
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charges to	Charges to		Balance
	Beginning	Costs and	Other		at End
Description	of Period	Expenses	Accounts	Deductions	of Period
	(In thousands)
Year Ended September 30, 2005
Allowance for doubtful accounts	$1,594	$653	$—	$(500)	$1,747
Allowance for sales returns	$1,567	$766	$626	$(1,737)	$1,222
Income tax valuation allowance	$2,649	$—	$—	$(2,649)	$—
Year Ended September 30, 2004
Allowance for doubtful accounts	$1,524	$150	$—	$(80)	$1,594
Allowance for sales returns	$1,525	$1,009	$1,566	$(2,533)	$1,567
Income tax valuation allowance	$30,711	$—	$—	$(28,062)	$2,649
Year Ended September 30, 2003
Allowance for doubtful accounts	$3,836	$(650)	$—	$(1,662)	$1,524
Allowance for sales returns	$1,616	$347	$745	$(1,183)	$1,525
Income tax valuation allowance	$26,329	$—	$4,382	$—	$30,711

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that required information is recorded, processed, summarized and reported within the required timeframe, as specified in the rules set forth by the Securities Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosures.
     Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005 and, based on this evaluation, the CEO and CAO had previously concluded that our disclosure controls and procedures were effective as of September 30, 2005. As a result of the findings of the Special Committee as well as our internal review of our historical stock option practices and our need to restate the 2005, 2004 and 2003 annual consolidated financial statements and the interim consolidated financial statements for the first and second quarters of 2006 and all quarters of 2005, as described in Note 2 to our consolidated financial statements, we determined that there was a material weakness in our internal control over financial reporting as of September 30, 2005, as more fully described below in “Management’s Report on Internal Control over Financial Reporting (restated)”. For these reasons, we have now concluded that our disclosure controls and procedures were not effective as of September 30, 2005.
Management’s Report on Internal Control over Financial Reporting (restated)
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
     Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     Management identified the following material weakness in our internal control over financial reporting as of September 30, 2005:
•	We did not maintain effective controls over our granting and modification of stock options and the related accounting for and disclosure of stock-based compensation expense. Specifically, effective controls, including monitoring, were not designed and in place to ensure the existence, completeness, accuracy, valuation and presentation of activity related to our granting and modification of stock options. This control deficiency resulted in the misstatement of our stock-based compensation expense, additional paid-in capital and related income tax accounts and related disclosures, and in the restatement of our 2005, 2004 and 2003 annual consolidated financial statements and the interim consolidated financial statements for the first and second quarters of 2006 and all quarters of 2005 and 2004 and an audit adjustment to the interim consolidated financial statements for the third quarter of 2006. Further, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness.
     In Management’s Report on Internal Control over Financial Reporting included in the Annual Report on Form 10-K for the year ended September 30, 2005, our management had previously concluded that we maintained effective internal control over financial reporting as of September 30, 2005. In connection with the restatement discussed under the heading “Restatement of Consolidated Financial Statements” in Note 2 to our consolidated financial statements, our management has subsequently concluded that the material weakness described above existed as of September 30, 2005. As a result, we have now concluded that we did not maintain effective internal control over financial reporting as of September 30, 2005, based on the criteria in Internal Control — Integrated Framework issued by the COSO. Accordingly, Management’s Report on Internal Control over Financial Reporting has been restated.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 41.
Remediation of Material Weakness
     Management is committed to remediating the material weakness described above by implementing changes to our internal control over financial reporting.
     On July 1, 2005, we adopted the fair value recognition provision of FAS 123(R). We also began granting restricted stock unit awards instead of stock- options in the fourth quarter of fiscal 2005 as our primary form of stock-based compensation. FAS 123(R) requires the recognition as expense of all stockbased compensation. In connection with the adoption of FAS 123(R) we revised certain of our policies, processes, procedures and controls relating to grants of stock-based compensation.
     Although improvements were made to our internal control over financial reporting as they relate to the granting and modification of stock-based compensation, in connection with the adoption of FAS 123(R), as of September 30, 2005, we had not fully remediated the material weakness describe above.
     Subsequent to the initiation of our investigation into our stock-option granting practices in May 2006, we considered the effectiveness of both the design and operation of our internal control over financial reporting, as they relate to the granting and modification of stock-based compensation. We implemented a number or significant improvements in our internal control over financial reporting during the fourth quarter of 2006. In particular, we developed and implemented the following policies, processes, procedures and controls over the granting and modification of stock-based compensation:
•	Review and approval of all stock-based compensation awards by the accounting and finance function.

•	Enhanced and standardized documentation required to be maintained for the granting of all such stock-based compensation awards.

•	Enhanced and standardized documentation required to be maintained for the exercise and/or cancellation of all such stock-based compensation awards.

•	A quarterly review and reconciliation of all such stock-based compensation awards by the accounting and finance function.

•	Formal communication to all relevant personnel involved in the stock-based compensation process regarding the importance of the accounting and legal implications of our stock-based compensation process.
     As of September 30, 2006, management has implemented these additional policies, procedures and controls. Additionally, we have evaluated the design of these new controls, which have been placed into operation for a sufficient period of time, and tested their operating effectiveness. We consider that the steps identified and implemented above have improved the effectiveness of our internal control over financial reporting and, as of September 30, 2006, have remediated the material weakness described above.

     On November 8, 2006, we announced the Special Committee had completed its review of our stock option practices and reported its findings to our Board of Directors. In connection with the conclusion of its review, the Special Committee recommended that our Board of Directors, and its compensation and audit committees, consider and adopt certain additional remedial measures and best practices related to the issues raised in the Special Committees investigation. We are in the process of implementing these recommendations.
Changes in Internal Control over Financial Reporting
     As described above, there were no changes to our internal control over financial reporting during the fourth quarter of fiscal 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     We filed a definitive Proxy Statement with the SEC on January 20, 2006 regarding our Annual Shareholders Meeting held on March 2, 2006 (the “Proxy Statement”). Certain information required by this item is incorporated herein by reference to the Proxy Statement. Also see “Directors and Executive Officers of the Registrant” in Part I of this Amendment.
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
Item 14. Principal Accountant Fees and Services
     The information required by this item is incorporated herein by reference to the Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements:

See Index to Consolidated Financial Statements included under Item 8 in Part II of this Amendment.

2.	Exhibits:

Amendment Annual Report on Form 10-K and are described in the Exhibit Index immediately preceding the first exhibit.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F5 NETWORKS, INC.

	By:	/s/ JOHN MCADAM John McAdam
Chief Executive Officer and President

Dated: December 11, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ JOHN MCADAM	Chief Executive Officer, President, and Director	December 11, 2006

	John McAdam	(principal executive officer)

By:	/s/ JOHN RODRIGUEZ	Senior Vice President, Chief Accounting Officer	December 11, 2006

	John Rodriguez	(principal financial officer)

By:	/s/ GARY AMES	Director	December 11, 2006

Gary Ames

By:	/s/ KEITH D. GRINSTEIN	Director	December 11, 2006

Keith D. Grinstein

By:	/s/ KARL D. GUELICH	Director	December 11, 2006

Karl D. Guelich

By:	/s/ ALAN J. HIGGINSON	Director	December 11, 2006

Alan J. Higginson

By:	/s/ RICH MALONE	Director	December 11, 2006

Rich Malone

EXHIBIT INDEX

Exhibit
Number		Exhibit Description
2.1	—	Agreement and Plan of Merger dated as of May 31, 2004, by and among the Registrant, Fire5, Inc., a wholly owned subsidiary of the Registrant, MagniFire Websystems, Inc., and Lucent Venture Partners III LLC(1)

2.2	—	Agreement and Plan of Merger, dated September 6, 2005, among F5 Networks, Inc., Sparrow Acquisition Corp., Swan Labs Corporation and the other parties referred to therein.(2)

3.1	—	Second Amended and Restated Articles of Incorporation of the Registrant(3)

3.2	—	Amended and Restated Bylaws of the Registrant(3)

4.1	—	Specimen Common Stock Certificate(3)

10.1	—	Amended and Restated Office Lease Agreement dated April 3, 2000, between the Registrant and 401 Elliott West LLC(4)

10.2	—	Sublease Agreement dated March 30, 2001 between the Registrant and Cell Therapeutics, Inc.(5)

10.3	—	uRoam Acquisition Equity Incentive Plan(6)

10.4	—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(3)

10.5	—	1998 Equity Incentive Plan, as amended(7)

10.6	—	Form of Option Agreement under the 1998 Equity Incentive Plan(3)

10.7	—	Amended and Restated Directors’ Nonqualified Stock Option Plan(3)

10.8	—	Form of Option Agreement under the Amended and Restated Directors’ Nonqualified Stock Option Plan(3)

10.9	—	Amended and Restated 1996 Stock Option Plan(3)

10.10	—	Form of Option Agreement under the Amended and Restated 1996 Stock Option Plan(3)

10.11	—	1999 Non-Employee Directors’ Stock Option Plan(3)

10.12	—	Form of Option Agreement under 1999 Non-Employee Directors’ Stock Option Plan(3)

10.13	—	NonQualified Stock Option Agreement between John McAdam and the Registrant dated July 24, 2000(8)

10.14	—	2000 Employee Equity Incentive Plan(9)

10.15	—	Form of Option Agreement under the 2000 Equity Incentive Plan(10)

10.16	—	NonQualified Stock Option Agreement between M. Thomas Hull and the Registrant dated October 20, 2003(11)

10.17	—	1999 Employee Stock Purchase Plan, as amended(12)

10.18	—	MagniFire Acquisition Equity Incentive Plan(13)

10.19	—	NonQualified Stock Option Agreement between Karl Triebes and the Registrant dated August 16, 2004(13)

10.20	—	Incentive Compensation Plan for Executive Officers(13)

10.21	—	2005 Equity Incentive Plan(14)

10.22	—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan (with acceleration upon change of control)(15)

10.23	—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan (no acceleration upon change of control)(15)

21.1*	—	Subsidiaries of the Registrant

Exhibit
Number		Exhibit Description
31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Current Report on Form 8-K dated May 31, 2004 and filed with the SEC on June 2, 2004.

(2)	Incorporated by reference from Current Report on Form 8-K dated October 4, 2005 and filed with the SEC on October 5, 2005.

(3)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(5)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(6)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-109895.

(7)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-104169.

(8)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2000.

(9)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-51878.

(10)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2001.

(11)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-112022.

(12)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-116187.

(13)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2004.

(14)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(15)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.