Form 10-Q/A
period 2005-12-31
F5 NETWORKS INC
filed 2006-12-13
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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

EXPLANATION OF AMENDMENT
     We are amending our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 filed on February 7, 2006 (the “Original Report”) to restate our condensed consolidated financial statements for the quarters ended December 31, 2005 and 2004 and the related disclosures.
     The restatement (the “Restatement”) of the Original Report reflected in this Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2005 (this “Amendment”) includes adjustments arising from the determinations of a Special Committee of our Board of Directors, consisting of independent members of our Board of Directors, which was formed by our Board of Directors to conduct an internal investigation into our past stock option practices.
     For more information on these matters, please refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Internal Controls, Remedial Measures and Related Proceedings,” Note 2, “Restatement of Previously Issued Financial Statements,” of the Notes to the Consolidated Financial Statements, and Item 4, “Controls and Procedures.”
     As a result of the findings of the Special Committee as well as our own internal review, we concluded that we needed to amend our Annual Report on Form 10-K/A No. 1 for the year ended September 30, 2005, originally filed on December 15, 2005 and amended by our Annual Report on Form 10-K/A No. 2, which was filed on December 12, 2006 to restate our consolidated financial statements for the years ended September 30, 2005, 2004 and 2003 and the related disclosures as well as “Management’s Report on Internal Control Over Financial Reporting” as of September 30, 2005.
     We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the Restatement or adjustments other than (i) this Amendment, (ii) the amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006 and (iii) the amended Annual Report on Form 10-K/A No. 2 for the year ended September 30, 2005. For this reason, the condensed consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon. Except for the sections of this Amendment entitled “Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Internal Controls, Remedial Measures and Related Proceedings,” and “Risk Factors that May Affect Future Results” (included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), Note 2 and 6 of the Notes to the Consolidated Financial Statements, and Item 4, “Controls and Procedures,” all of the information in this Amendment is as of December 31, 2005 and does not reflect events occurring after the Original Report, other than the Restatement, or modify or update disclosures (including, except for the updated Exhibits 31.1, 31.2 and 32.1 described below, the exhibits to the Original Report) affected by subsequent events.
     For the convenience of the reader, this Amendment sets forth the Original Report in its entirety, as amended by, and to reflect, the Restatement. The following items have been amended principally as a result of, and to reflect, the Restatement, and no other information in the Original Report is amended hereby as a result of the Restatement:
Part I—Item 1—Unaudited Financial Statements;
Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors;
Part I—Item 4—Controls and Procedures; and
Part II—Item 1—Legal Proceedings
Part II—Item 6—Exhibits
     This Amendment should be read in conjunction with our amended Annual Report on Form 10-K/A No.2 for the year ended September 30, 2005, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Report. In addition, in accordance with applicable SEC rules, this Amendment includes updated certifications from our Chief Executive Officer (CEO) and Chief Accounting Officer (CAO) as Exhibits 31.1, 31.2 and 32.1.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
 (unaudited, in thousands)

	December 31,	September 30,
	2005	2005
	(as restated)(1)	(as restated)(1)
ASSETS
Current assets
Cash and cash equivalents	$18,730	$51,867
Short-term investments	240,116	184,314
Accounts receivable, net of allowances of $3,045 and $2,969	49,203	41,703
Inventories	2,698	2,699
Deferred tax assets	4,500	4,175
Other current assets	9,788	9,906

Total current assets	325,035	294,664

Restricted cash	3,867	3,871
Property and equipment, net	19,076	16,158
Long-term investments	113,879	128,834
Deferred tax assets	28,979	36,212
Goodwill	81,652	49,677
Other assets, net	16,529	8,323

Total assets	$589,017	$537,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,965	$7,668
Accrued liabilities	25,381	23,931
Deferred revenue	39,684	36,009

Total current liabilities	78,030	67,608

Other long-term liabilities	6,759	6,650
Deferred revenue, long-term	3,647	3,314

Total long-term liabilities	10,406	9,964
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 100,000 shares authorized, 39,593 and 38,593 shares issued and outstanding	457,120	431,897
Accumulated other comprehensive loss	(1,460)	(1,430)
Retained earnings	44,921	29,700

Total shareholders’ equity	500,581	460,167

Total liabilities and shareholders’ equity	$589,017	$537,739

(1)	See Note 2, “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements.
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended
	December 31,
	2005	2004
		(as restated)(1)
Net revenues
Products	$68,591	$46,397
Services	19,496	13,612

Total	88,087	60,009

Cost of net revenues
Products	14,593	10,530
Services	4,974	3,395

Total	19,567	13,925

Gross profit	68,520	46,084

Operating expenses
Sales and marketing	28,865	20,084
Research and development	10,478	7,032
General and administrative	7,397	5,491

Total	46,740	32,607

Income from operations	21,780	13,477
Other income, net	2,970	1,387

Income before income taxes	24,750	14,864
Provision for income taxes	9,529	6,526

Net income	$15,221	$8,338

Net income per share — basic	$0.39	$0.23

Weighted average shares — basic	39,163	35,577

Net income per share — diluted	$0.37	$0.22

Weighted average shares — diluted	40,805	37,848

(1)	See Note 2, “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements.
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
(unaudited, in thousands)

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Income / (Loss)	Earnings	Equity
Balance, September 30, 2005	38,593	$412,419	$(1,430)	$53,221	$464,210
Cumulative effect of restatement (Note 2)	—	19,478	—	(23,521)	(4,043)

Balance, September 30, 2005 (as restated)(1)	38,593	431,897	(1,430)	29,700	460,167
Exercise of employee stock options	864	17,744	—	—	17,744
Issuance of stock under employee stock purchase plan	62	2,229	—	—	2,229
Issuance of restricted stock	74	—	—	—	—
Stock-based compensation	—	5,250	—	—	5,250
Net income	—	—	—	15,221	—
Foreign currency translation adjustment	—	—	38	—	—
Unrealized loss on securities	—	—	(68)	—	—
Comprehensive income	—	—	—	—	15,191

Balance, December 31, 2005 (as restated)(1)	39,593	$457,120	$(1,460)	$44,921	$500,581

(1) See Note 2, “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended
	December 31,
	2005	2004
		(as restated)(1)
Operating activities
Net income	$15,221	$8,338
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss on disposition of assets	4	7
Stock-based compensation	5,250	522
Provision for doubtful accounts and sales returns	273	205
Depreciation and amortization	2,396	1,582
Deferred income taxes	9,262	(6,205)
Tax benefit from employee stock option plans	—	11,789
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(7,481)	(5,640)
Inventories	68	(31)
Other current assets	317	(1,226)
Other assets	(259)	(111)
Accounts payable and accrued liabilities	5,643	3,297
Deferred revenue	3,779	982

Net cash provided by operating activities	34,473	13,509

Investing activities
Purchase of investments	(98,560)	(120,260)
Sales of investments	57,618	86,593
Investment of restricted cash	4	24
Acquisition of business, net of cash acquired	(42,778)	(395)
Purchases of property and equipment	(3,874)	(2,082)

Net cash used in investing activities	(87,590)	(36,120)

Financing activities
Proceeds from the exercise of stock options	19,949	21,331

Net cash provided by financing activities	19,949	21,331

Net decrease in cash and cash equivalents	(33,168)	(1,280)
Effect of exchange rate changes on cash and cash equivalents	31	182
Cash and cash equivalents, beginning of period	51,867	24,901

Cash and cash equivalents, end of period	$18,730	$23,803

(1)	See Note 2, “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Summary of Significant Accounting Policies
Description of Business
     F5 Networks Inc., (the “Company”) provides products and services to help companies efficiently and securely manage their Internet Protocol (IP) traffic. The Company’s products improve the performance, availability and security of applications running on Internet-based networks. Internet traffic between servers running applications and clients using these applications passes through the Company’s products where the content is inspected to ensure that it is safe and modified as necessary to ensure that it is delivered securely and in a way that optimizes the performance of both the network and the applications. The Company also offers a broad range of services such as consulting, training, installation, maintenance, and other technical support services.
Acquisition
     On October 4, 2005, the Company acquired all of the capital stock of Swan Labs, Inc. (Swan Labs), a privately held Delaware corporation headquartered in San Jose, California for $43.0 million in cash. The Company also incurred $3.2 million of direct transaction costs for a total purchase price of approximately $46.2 million. Swan Labs provides WAN (Wide Area Network) optimization and application acceleration products and services. The addition of Swan Labs is intended to allow the Company to quickly enter the WAN optimization market, broaden the Company’s customer base, and augment the Company’s existing product line. Refer to Note 5, Business Combinations, for additional information related to the acquisition.
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
     The Company sells products through distributors, resellers, and directly to end users. The Company recognizes product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. In certain regions where the Company does not have the ability to reasonably estimate returns, the Company defers revenue on sales to our distributors until it has received information from the channel partner indicating that the distributor has sold the product to its customer. Payment terms to domestic customers are generally net 45 days. Payment terms to international customers range from net 30 to 90 days based on normal and customary trade practices in the individual markets. The Company has offered extended payment terms ranging from three to six months to certain customers, in which case, revenue is recognized when payments are received.

     Whenever a software license, hardware, installation and post-contract customer support (“PCS”), elements are sold together, a portion of the sales price is allocated to each element based on their respective fair values as determined when the individual elements are sold separately. Revenues from the license of software are recognized when the software has been shipped and the customer is obligated to pay for the software. When rights of return are present and the Company cannot estimate returns, it recognizes revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes rights to upgrades, when and if available, a limited period of telephone support, updates, and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.
Goodwill
     Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company has adopted the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in fiscal year 2003, goodwill of $25.5 million was recorded in connection with the acquisition of MagniFire Websystems Inc. in fiscal year 2004 and goodwill of $32.0 million was recorded in connection with the acquisition of Swan Labs, Inc in the first fiscal quarter 2006. The Company completes its annual impairment test in the second quarter of each fiscal year and when events or conditions indicate that impairment may have occurred. There was no impairment of goodwill during the three months ended December 31, 2005 and 2004, respectively.
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
     Effective July 1, 2005, the Company adopted the straight-line attribution method for recognizing compensation expense. Previously under the disclosure-only provisions of SFAS 123, the Company used the accelerated method of expense recognition pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). For all unvested options outstanding as of July 1, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis over the remaining vesting period. For share-based payments granted subsequent to July 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period.
     The fair value of restricted stock units is based on the price of a share of the Company’s common stock on the date of grant. However, in determining the fair value of stock options, The Company uses the Black-Scholes option pricing model that employs the following key assumptions.

	Stock Option Plan		Employee Stock Purchase Plan
	Three months ended December 31,		Three months ended December 31,
	2005	2004	2005	2004
Risk-free interest rate	4.38%	3.28%	4.25%	2.13%
Expected dividend	—	—	—	—
Expected term	6.25 years	2.76 years	0.5 years	0.5 years
Expected volatility	53.35%	71.04%	53.20%	59.69%

     The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Expected volatility is based on the annualized daily historical volatility of the Company’s stock price commensurate with the expected life of the option. For the period ended December 31, 2005, the expected term of the option is based on the vesting terms of the option and a contractual life of ten years using the simplified method calculation as defined by Staff Accounting Bulletin 107. For the period ended December 31, 2004, the expected term of the option is based on an evaluation of the historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years. The Company’s stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS 123R also requires that the Company recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior. The estimated forfeiture rate in the first quarter of fiscal 2006 is 5%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
     The following table shows the pro forma effect on the Company’s net income and net income per share for the quarter ended December 31, 2004, had compensation expense been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123. Stock-based compensation for the first quarter of fiscal 2006 has been included in results of operations. The pro forma effect may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or options may be cancelled in future years (in thousands, except per share data):

Three months ended
December 31, 2004
(as restated)(1)
Net income, as reported	$8,338
Add : Stock-based employee compensation expense under APB No. 25 included in reported net income, net of tax effect	522
Deduct : Total stock-based employee compensation expense determined under the fair value methods, net of tax effect	2,838

Pro forma net income	$6,022

Net income per share:
As reported — basic	$0.23

Pro forma — basic	$0.17

As reported — diluted	$0.22

Pro forma — diluted	$0.16

(1)	See Note 2, “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements
Earnings Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended
	December 31,
	2005	2004
		(as restated)(1)
Numerator
Net income	$15,221	$8,338

Denominator
Weighted average shares outstanding — basic	39,163	35,577
Dilutive effect of common shares from stock options and restricted stock units	1,642	2,271

Weighted average shares outstanding — diluted	40,805	37,848

Basic net income per share	$0.39	$0.23

Diluted net income per share	$0.37	$0.22

(1)	See Note 2, “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements
     Approximately 0.4 million and 0.5 million of common shares potentially issuable from stock options for the three months ended December 31, 2005 and 2004, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common stock for the respective period.
2. Restatement of Previously Issued Financial Statements
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
     In the course of responding to the SEC and the Department of Justice’s inquiries, the Company determined that there were potential problems with the accounting treatment of certain stock option grants. On July 20, 2006, the Company announced that the Audit Committee of the Board of Directors (the “Audit Committee”) had determined, after consultation with management, that the Company’s financial statements and all earnings releases and similar communications relating to fiscal periods beginning on or after October 1, 2000, the first day of its fiscal year 2001, should no longer be relied upon.
     In October 2006, the Special Committee determined that the recorded grant dates for certain stock options granted during fiscal years 1999 through 2004 should not be relied upon as the measurement date for accounting purposes and that the accounting treatment used for the vesting of certain stock options was incorrect. Because the prices at the originally stated grant dates were lower than the prices on the actual measurement dates, the Company determined it should have recognized material amounts of stock-based compensation expense which were not accounted for in the Company’s previously issued financial statements. Therefore, the Audit Committee after consultation with management concluded that the Company’s previously filed unaudited interim and audited financial statement for the years ended September 30, 2005, 2004, 2003, 2002, 2001, 2000 and 1999 as well as the unaudited interim financial statements for the first and second quarters ended December 31, 2005 and March 31, 2006, should be restated because these financial statements contained material misstatements.
Special Committee and Company Findings
     On November 8, 2006, the Company announced that the Special Committee had completed its review of the Company’s stock option practices and reported its final findings to the Board of Directors.
     The Special Committee concluded that there were options grants where the Company (i) used improper measurement dates in connection with certain annual stock option grants to employees because the number of shares certain individual employees were entitled to receive was not determined until after the original grant date, (ii) granted options to certain new employees and board members prior to their start dates, (iii) did not have sufficient documentation to support certain measurement dates and did not obtain the required approvals for stock options issued to certain individuals, (iv) did not properly account for stock option grants issued to a consultant who later became an employee, and (v) did not properly account for stock options of certain individuals that were modified after the grant date. Based on its investigation, the Special Committee concluded that it continued to have confidence in the ability of the Company’s current senior management to serve in their positions with integrity at the Company. The Special Committee was unable to reach any conclusions regarding the intent of former officers, directors and employees. Based on the Special Committee’s findings, the Company has adopted and is implementing a number of remedial measures designed to improve its policies, controls, processes and procedures relating to the granting and modification of stock-based compensation and will provide additional training for personnel responsible for administration of the Company’s equity compensation plans.
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
•	Improper Measurement Dates for Other Stock Option. Certain options to new employees and board members were granted on dates other than their respective start date with us. As a result, the Company has restated its historical financial statements to increase stock-based compensation expense by approximately $1.3 million recognized over the applicable vesting periods.
•	Incomplete Documentation or Approval for Stock Option Grants. In 2000 and 2001 the Company did not have sufficient documentation to support certain measurement dates and did not obtain the required approvals for stock options issued to certain individuals. As a result, the Company has restated its historical financial statements to increase stock-based compensation expense by approximately $4.6 million recognized over the applicable vesting periods.
•	Stock Options Grants to Non-employees. In 2000, the Company did not properly account for stock option grants issued to a consultant who later became an employee. The Company erroneously accounted for the grant in accordance with APB No. 25 rather than FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and related interpretations. As a result, the Company has restated its historical financial statements to increase stock-based compensation expense by approximately $3.0 million.
•	Modifications to Stock Option Grants. From 1999 through 2002, the Company did not properly account for stock options for certain individuals that were modified after the grant date. Some of these modifications were not identified in the Company’s financial reporting processes and were therefore not properly reflected in its financial statements. As a result, the Company has restated its historical financial statements to increase stock-based compensation expense by approximately $843,000 recognized as of the date of the respective modifications.
     As a result of the above, the Company has recorded additional non-cash stock-based compensation expense of approximately $24.1 million on stock option grants made from 1999 through 2004. In addition, the Company recorded approximately $1.7 million of additional compensation expense in 2005 related to its obligation under pre-existing commitments to reimburse employees for penalties incurred resulting from receipt of in-the-money option grants. As a result of the previously mentioned restatement, additional tax related expenses include a reclassification of windfall tax benefits of $4.8 million, which were previously recognized in paid-in-capital and now are required to be recognized as a tax benefit and additional tax expenses resulting from non-deductible employee compensation of $2.5 million, which resulted in a net benefit of $2.3 million.
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

Adjustments to Stock-Based Compensation by Category

	Years Ended September 30,
	(in thousands)
				Cumulative
				effect
	2005	2004	2003	1999-2002
Improper measurement dates for annual stock option grants	$464	$719	$1,407	$11,717
Modifications to stock option grants	335	356	152	—
Incomplete documentation or approval for stock option grants	—	—	—	4,625
Improper measurement dates for other stock option grants	34	107	272	904
Stock option grants to non-employees	—	—	—	2,988

Total adjustment to income before income taxes	833	1,182	1,831	20,234
Payroll related liabilities	1,700	—	—	—

Total adjustments to net income	2,533	1,182	1,831	20,234
Income tax impact of restatement adjustments	2,298	(4,557)	—	—

Total adjustments to net income	$4,831	$(3,375)	$1,831	$20,234

     The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated statements of operations for the three months ended December 31, 2004, and the consolidated balance sheets as of December 31, 2005 and September 30, 2005 (in thousands):

Three months ended
December 31, 2004
Consolidated Statement of Operations:
Cost of revenues product
As previously reported	$10,528
As restated	$10,530
Cost of revenues services
As previously reported	$3,386
As restated	$3,395
Gross Profit
As previously reported	$46,095
As restated	$46,084
Sales and marketing
As previously reported	$19,640
As restated	$20,084
Research and development
As previously reported	$6,974
As restated	$7,032
General and administrative
As previously reported	$5,006
As restated	$5,491
Income from operations
As previously reported	$14,475
As restated	$13,477
Income before income taxes
As previously reported	$15,862
As restated	$14,864
Provision for income taxes
As previously reported	$5,869
As restated	$6,526
Net income
As previously reported	$9,993
As restated	$8,338
Basic net income per share
As previously reported	$0.28
As restated	$0.23
Diluted income per share
As previously reported	$0.26
As restated	$0.22

	As of	As of
	December 31, 2005	September 30, 2005
Consolidated Balance Sheet:
Deferred tax asset
As previously reported	$4,260	$3,935
As restated	$4,500	$4,175
Accrued liabilities
As previously reported	$21,098	$19,648
As restated	$25,381	$23,931
Common stock
As previously reported	$437,642	$412,419
As restated	$457,120	$431,897
Retained earnings
As previously reported	$68,442	$53,221
As restated	$44,921	$29,700
Shareholders equity
As previously reported	$504,624	$464,210
As restated	$500,581	$460,167
     These adjustments, along with the stock-based items referenced above, did not affect the Company’s previously reported cash and cash equivalents and investments balances in prior periods. In addition, these adjustments had no impact on reported net cash flows from operating activities.
     The following table sets forth the impact of the restatement on the pro forma effect on the Company’s net income and net income per share for the quarter ended December 31, 2004, had compensation expense been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123 (in thousands, except per share data):

Three months ended
December 31, 2004
Pro forma net income
As previously reported	$7,247
As restated	$6,022
Pro forma net income per share — basic
As previously reported	$0.20
As restated	$0.17
Pro forma net income per share — diluted
As previously reported	$0.19
As restated	$0.16

3. Commitments and Contingencies
Guarantees and Product Warranties
     In the normal course of business to facilitate sales of the Company’s products, the Company indemnifies other parties, including customers, resellers, lessors, and parties to other transactions with them, with respect to certain matters. The Company has agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with the Company’s officers and directors, and the Company’s bylaws contain similar indemnification obligations to the Company’s agents. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.
     The Company generally offers warranties of one year for hardware with the option of purchasing additional warranty coverage in increments of one year. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. The following table summarizes the activity related to product warranties during the three months ended December 31, 2005 and 2004 (in thousands):

	Three months ended
	December 31,
	2005	2004
Balance, beginning of period	$1,565	$1,062
Provision for warranties issued	380	266
Payments	(370)	(266)

Balance, end of period	$1,575	$1,062

Purchase Commitments
     The Company currently has arrangements with contract manufacturers and other suppliers for the manufacture of the Company’s products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless they give notice of order cancellation in advance of applicable lead times. As of December 31, 2005, the Company was committed to purchase approximately $11.6 million of such inventory during the next quarter.
Legal Proceedings
     Internal Revenue Service Audit. The Company received a notice from the Internal Revenue Service (the “IRS”) indicating the IRS would be auditing its tax returns for the 2002, 2003, and 2004. The Company has produced documents and other information to the IRS and are currently in discussions with the IRS to resolve all issues arising from this audit. The Company does not believe this audit and any settlement with the IRS will have a material adverse impact on our consolidated financial position or results of operations.
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
     Nasdaq Delisting. On July 20, 2006 the Company announced that it would be unlikely that the Special Committee’s review would be completed in time for the Company to file its Form 10-Q for the quarter ended June 30, 2006, by the SEC’s deadline of August 14, 2006. In August 2006, the Company failed to timely file its Form 10-Q for the period ended June 30, 2006 as a result of the ongoing Special Committee investigation. On August 14, 2006, the Company received a written Staff Determination Notice from The Nasdaq Stock Market (“Nasdaq”) stating that it is not in compliance with Nasdaq’s Marketplace Rule 4310(c)(14) because it had not timely filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and that, therefore, its securities are subject to delisting. On August 18, 2006, the Company appealed Nasdaq’s Staff’s delisting determination to the Nasdaq Listings Qualifications Panel (“Panel”) and requested an oral hearing before the Panel. On August 23, 2006, Nasdaq’s Staff stayed the delisting action pending a final written decision on the Company’s appeal by the Panel. A hearing before the Panel occurred on September 22, 2006. On November 28, 2006, the Company received notice that the

Panel had granted the Company’s request for continued listing on the Nasdaq Global Market, subject to certain conditions the Company expects to satisfy within the time period requested by the Panel.
     As of December 31, 2005, the Company was not aware of any pending legal proceedings other than those mentioned above that, individually or in the aggregate, would have a material adverse effect on the Company’s business, operating results, or financial condition. The Company may in the future be party to litigation arising in the ordinary course of business, including claims that allegedly infringe upon third-party trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.
4. Geographic Sales and Significant Customers
     Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company is organized as, and operates in, one reportable segment: the development, marketing and selling of a comprehensive suite of application networking solutions that helps customers efficiently and securely manage application traffic on their Internet-based networks. The Company manages its business based on four geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan; and Asia Pacific. The Company’s chief operating decision-making group reviews financial information presented on a consolidated basis accompanied by information about revenues by geographic region. The Company’s foreign offices conduct sales, marketing and support activities. The Company’s management evaluates performance based primarily on revenues in the geographic locations in which it operates. Revenues are attributed by geographic location based on the location of the customer. The Company’s assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for net product revenue.

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
5. Business Combinations
     On October 4, 2005, the Company acquired all of the capital stock of Swan Labs, a privately held Delaware corporation headquartered in San Jose, California for $43.0 million in cash. The Company also incurred $3.2 million of direct transaction costs for a total purchase price of approximately $46.2 million. As a result of the merger, the Company acquired all the assets of Swan Labs, all property, equipment and other assets that Swan Labs used in its business and assumed all the liabilities of Swan Labs. Swan Labs provides WAN (Wide Area Network) optimization and application acceleration products and services. The addition of Swan Labs is intended to allow us to quickly enter the WAN optimization market, broaden the Company’s customer base, and augment the Company’s existing product line. The results of operations of Swan Labs have been included in the Company’s consolidated financial statements from the date of acquisition.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The statements contained below that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances and are generally identified by the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions. Because these forward-looking statements are subject to a number of risks and uncertainties, our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors that May Affect Future Results” below and in other documents we file from time to time with the Securities and Exchange Commission. All forward-looking statements set forth below are based on information available to us on the date hereof. Our business and the associated risks may have changed since the date this report was filed with the SEC. We assume no obligation to update any such forward-looking statements. Further, except for the forward-looking statements included in Item 4, “Controls and Procedures” and under the heading “Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Internal Controls, Remedial Measures and Related Proceedings” and “Risk Factors that May Affect Future Results” under this Item 2, all forward-looking statements contained in this Amendment, unless they are specifically otherwise stated to be made as of a different date, are made as of February 7, 2006, the original filing date of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005. In addition, except for the sections of this Amendment entitled “Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Internal Controls, Remedial Measures and Related Proceedings” and “Risk Factors that May Affect Future Results” (included in this Item 2), Item 4, “Controls and Procedures,” and Note 2 and Note 6 of the Notes to the Consolidated Financial Statements, this Amendment does not reflect events occurring after the filing of our Quarterly Report on Form 10-Q filed on February 7, 2006, other than the Restatement, and we undertake no obligation to update the forward-looking statements in this Amendment.

     The discussion and analysis set forth below in this Item 2 has been amended to reflect the Restatement as described above in the Explanatory of Amendment to this Amendment and in Note 2, “Restatement of Previously Issued Financial Statements,” to the Notes to the Consolidated Financial Statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Quarterly Reports.
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
     In October 2006, the Special Committee determined that the recorded grant dates for certain stock options granted during fiscal years 1999 through 2004 should not be relied upon as the measurement date for accounting purposes and that the accounting treatment used for the vesting of certain stock options was incorrect. Because the prices at the originally stated grant dates were lower than the prices on the actual dates of determination, we determined we should have recognized material amounts of stock-based compensation expense which were not accounted for in our previously issued financial statements. Therefore, the Audit Committee after consultation with management, concluded that our previously filed unaudited interim and audited financial statement for the years ended September 30, 2005, 2004, 2003, 2002, 2001, 2000 and 1999, as well as the unaudited interim financial statements for the quarters ended December 31, 2005 and March 31, 2006, should be restated because these financial statements contained material misstatements.
Special Committee and Company Findings
     On November 8, 2006, we announced that the Special Committee had completed its review of our stock option practices and reported its final findings to our Board of Directors.
     The Special Committee concluded that there were options grants where the Company (i) used improper measurement dates in connection with certain annual stock option grants to employees because the number of shares certain individual employees were entitled to receive was not determined until after the original grant date, (ii) granted options to certain new employees and board members prior to their start dates, (iii) did not have sufficient documentation to support certain measurement dates and did not obtain the required approvals for stock options issued to certain individuals, (iv) did not properly account for stock option grants issued to a consultant who later became an employee, and (v) did not properly account for stock options of certain individuals that were modified after the grant date. Based on its investigation, the Special Committee concluded that it continued to have confidence in the ability of the Company’s current senior management to serve in their positions with integrity at the Company. The Special Committee was unable to reach any conclusions regarding the intent of former officers, directors and employees. Based on the Special Committee’s findings, the Company has adopted and is implementing a number of remedial measures designed to improve its policies, controls, processes and procedures relating to the granting and modification of stock-based compensation and will provide additional training for personnel responsible for administration of the Company’s equity compensation plans.
     As a result of the Special Committee’s investigation, as well as our internal review of our stock option practices and historical financial statements, we have determined the following:
•	Improper Measurement Dates for Annual Stock Option Grants. In connection with our annual stock option grants to some employees in 2000, 2001, 2003 and 2004, the number of shares that certain individual employees were entitled to receive was not determined until after the original grant date, and therefore the measurement date for such options was subsequent to the original grant date. In addition, in connection with our annual stock option grant to employees in 2000, the exercise price was not set in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. As a result, we have restated our historical financial statements to increase stock-based compensation expense by approximately $14.3 million recognized over the applicable vesting periods.

•	Improper Measurement Dates for Other Stock Option Grants. Certain options to new employees and board members were granted on dates other than their respective start date with us. As a result, we have restated our historical financial statements to increase stock-based compensation expense by approximately $1.3 million recognized over the applicable vesting periods.

•	Incomplete Documentation or Approval for Stock Option Grants. In 2000 and 2001, we did not have sufficient documentation to support certain measurement dates and did not obtain the required approvals for stock options issued to certain individuals. As a result, we have restated our historical financial statements to increase stock-based compensation expense by approximately $4.6 million recognized over the applicable vesting periods.

•	Stock Options Grants to Non-employees. In 2000, we did not properly account for stock option grants issued to a consultant who later became an employee. We accounted for the grants in accordance with APB No. 25 rather than FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and related interpretations. As a result, we have restated our historical financial statements to increase stock-based compensation expense by approximately $3.0 million.

•	Modifications to Stock Option Grants. From 1999 through 2002, we did not properly account for stock options for certain individuals that were modified after the grant date. Some of these modifications were not identified in our financial reporting processes and were therefore not properly reflected in our financial statements. As a result, we have restated our historical financial statements to increase stock-based compensation expense by approximately $843,000 recognized as of the date of the respective modifications.
     As a result of the above, we have recorded additional non-cash stock-based compensation expense of approximately $24.1 million on stock option grants made from 1999 through 2004. In addition, the Company recorded approximately $1.7 million of additional compensation expense in 2005 related to its obligation under pre-existing commitments to reimburse employees for penalties incurred resulting from receipt of in-the-money option grants. As a result of the previously mentioned Restatement, additional tax related expenses include a reclassification of windfall tax benefits of $4.8 million, which were previously recognized in paid-in-capital and now are required to be recognized as a tax benefit and additional tax expenses resulting from non-deductible employee compensation of $2.5 million, which resulted in a net benefit of $2.3 million.

     As a result of these findings our restated consolidated financial statements reflect a decrease in net income of approximately $23.5 million for the periods 1999 through 2005. These charges had no impact on our reported net revenue or cash and cash equivalents.
     The cumulative effect of the restatement adjustments on our consolidated balance sheet at September 30, 2005 resulted in a decrease in retained earnings of $23.5 million partially offset by an increase in additional paid-in capital of $19.5 million, which results in a net decrease in total shareholders’ equity of $4.0 million.

Internal Controls
     Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, the restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based on this definition, management has concluded the issues identified above resulted in a material weakness in our internal control over financial reporting for stock-based compensation as of September 30, 2005 and has disclosed this to the Audit Committee and to our independent registered public accountants. A further discussion of this material weakness, as well as management’s remedial measures regarding this material weakness, is set forth in Item 4, “Controls and Procedures.”
Remedial Measures Recommended by Special Committee
     In connection with the conclusion of its review, the Special Committee recommended that our Board of Directors, and its compensation and audit committees, consider and adopt certain additional remedial measures related to the issues raised in the Special Committee’s investigation, including:
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
     Revenue Recognition. We recognize revenue in accordance with the guidance provided under Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” and SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and SAB No. 104, “Revenue Recognition.”
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
     Accounting for Income Taxes. We utilize the liability method of accounting for income taxes as set forth by SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. Accordingly, we are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes in each geographic region. These differences result in deferred tax assets and liabilities. Due to the evolving nature and complexity of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.
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
     Goodwill Impairments. Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. We have adopted the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in fiscal year 2003, goodwill of $25.5 million was recorded in connection with the acquisition of MagniFire Websystems Inc. in fiscal year 2004 and goodwill of $32.0 million was recorded in connection with the acquisition of Swan Labs in fiscal year 2006. We complete our annual impairment test in the second quarter of each fiscal year and when events or conditions indicate that an impairment may have occurred. There was no impairment of goodwill during the three months ended December 31, 2005 and 2004, respectively.
Results of Operations
     The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q/A.

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
	(in thousands, except
	percentages)
		(as restated)(1)
Cost of net revenues and gross profit
Products	$14,593	$10,530
Services	4,974	3,395

Total	19,567	13,925

Gross profit	$68,520	$46,084
Cost of net revenues and gross profit (as a percentage of related net revenue)
Products	21.3%	22.7%
Services	25.5	24.9

Total	22.2	23.2

Gross profit	77.8%	76.8%

(1)  See Note 2, “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements.

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
	(in thousands, except
	percentages)
		(as restated)(1)
Operating expenses
Sales and marketing	$28,865	$20,084
Research and development	10,478	7,032
General and administrative	7,397	5,491

Total	$46,740	$32,607

Operating expenses (as a percentage of net revenue)
Sales and marketing	32.8%	33.5%
Research and development	11.9	11.7
General and administrative	8.4	9.2

Total	53.1%	54.3%

(1)  See Note 2, “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements.
     Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, facilities and depreciation expenses. In absolute dollars, sales and marketing expenses increased 43.7% from the prior period. The increase in sales and marketing expenses was primarily due to increased commission and personnel costs of $5.2 million, consistent with the increased revenue and headcount for the corresponding period and stock-based compensation charges of $2.1 million. Sales and marketing headcount at the end of December 2005 increased to 380 from 266 at the end of December 2004. We expect to continue to increase sales and marketing expenses in absolute dollars in order to grow revenues and increase our market share.
     Research and development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses. In absolute dollars, research and development expenses increased 49.0% from the prior period. The increase in research and development expenses was primarily due to stock-based compensation charges of $1.4 million and higher salary and benefit expenses of $1.6 million. Research and development headcount at the end of December 2005 increased to 245 from 197 at the end of December 2004. The growth in employee headcount was primarily related to enhancement of our current products and our ability to develop new, technologically advanced products that meet the changing needs of our customers. We expect to continue to increase research and development expenses as our future success is dependent on the continued development of our products.
     General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities, and depreciation expenses. In absolute dollars, general and administrative expenses increased 34.7% from the prior period. The increase in general and administrative expenses was primarily due to stock-based compensation charges of $1.4 million and increased salary and benefit expenses of $0.5 million. General and administrative headcount at the end of December 2005 increased to 105 from 81 at the end of December 2004. General and administrative expense is expected to remain at these increased levels as we continue to build our infrastructure to support the worldwide growth of our business.

	Three months ended
	December 31,
	2005	2004
	(in thousands, except
	percentages)
		(as restated)(1)
Other Income and Income Taxes
Income from operations	$21,780	$13,477
Other income, net	2,970	1,387

Income before income taxes	24,750	14,864
Provision for income taxes	9,529	6,526

Net income	$15,221	$8,338

Other income and income taxes (as percentage of net revenue)
Income from operations	24.7%	22.5%
Other income, net	3.4	2.3

Income before income taxes	28.1	24.8
Provision for income taxes	10.8	10.9

Net income	17.3%	13.9%

(1)  See Note 2, “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements.
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
     Provision for Income taxes. We recorded a 38.5% provision for income taxes during the current period. As of December 31, 2005 we do not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that the assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at December 31, 2005 and December 31, 2004 were $33.5 million and $40.4 million, respectively. Our world wide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in our geographic locations, changes in the valuation of our net deferred tax assets, resolution of potential exposures, introduction of new accounting standards or changes in tax laws or interpretations thereof. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on judgment of whether, and the extent to which, additional taxes and interest may be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense.
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
We face litigation risks
     We are a party to lawsuits in the normal course of our business. Litigation in general and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to the allegations has been, and will likely continue to be, expensive and time-consuming for us. An unfavorable resolution of the lawsuits could adversely affect our business, results of operations, or financial condition.
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
The matters relating to the Special Committee’s review of our historical stock option practices and the restatement of our consolidated financial statements has resulted in regulatory proceedings against us and may result in future regulatory proceedings, which could have a material adverse impact on our financial condition
     On November 8, 2006, we announced that the Special Committee had completed its review of our historical stock option practices. Upon completion of its review, the Special Committee found that the recorded grant dates for certain stock options granted during fiscal years 1999 to 2004 should not be relied upon as the measurement date for accounting purposes and the accounting treatment used for the vesting of certain stock options was incorrect. Based on the Special Committee’s review, to correct the accounting treatment, we have amended the Original Report, our Quarterly Report on Form 10-Q for the three months ended March 31, 2006 and our Annual Report on Form 10-K (as amended) for the fiscal year ended September 30, 2005 to restate the consolidated financial statements contained in those reports.
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
As a result of our delayed filing of our Form 10-Q for the quarter ended June 30, 2006, our inability to maintain our Form S-3 eligibility may adversely affect our ability to raise future capital
     As a result of our delayed filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, we will be ineligible to register our securities on Form S-3 for sale by us or resale by other security holders until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year from the date our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 was originally due. In the meantime, we have the ability to use Form S-1 to raise capital or complete acquisitions, which could increase the transaction costs and adversely affect our ability to raise capital or complete acquisitions of other companies during this period.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three month period ended December 31, 2005, compared to those discussed in our Annual Report on Form 10-K No. 2 for the year ended September 30, 2005.
Item 4. Controls and Procedures
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
     Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005 and, based on this evaluation, our Chief Executive Officer and Chief Accounting Officer had previously concluded that our disclosure controls and procedures were effective as of December 31, 2005. Subsequent to that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level, as of December 31, 2005, due to the existence of the material weakness described below.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the restatement discussed under the heading “Restatement of Previously Issued Financial Statements” in Note 2 to our consolidated financial statements included in this Quarterly Report on Form 10-Q/A, the following material weakness was identified in the our internal control over financial reporting as of September 30, 2005 that continued to exist as of December 31, 2005. We did not maintain effective controls over our granting and modification of stock options and the related accounting for and disclosure of stock-based compensation expense. Specifically, effective controls, including monitoring, were not designed and in place to ensure the existence, completeness, accuracy, valuation and presentation of activity related to our granting and modification of stock options. This control deficiency resulted in the misstatement of our stock-based compensation expense, additional paid-in capital and related income tax accounts and related disclosures, and in the restatement of our 2005, 2004 and 2003 annual consolidated financial statements and the interim consolidated financial statements for the first and second quarters of 2006 and all quarters of 2005 and 2004 and an audit adjustment to the interim consolidated financial statements for the third quarter of 2006. Further, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.
Remediation of Material Weakness
     Management is committed to remediating the material weakness described above by implementing changes to our internal control over financial reporting.
     On July 1, 2005, we adopted the fair value recognition provision of FAS 123(R). We also began granting restricted stock unit awards instead of stock options in the fourth quarter of fiscal 2005 as our primary form of stock-based compensation. FAS 123(R) requires the recognition as expense of all stock-based compensation. In connection with the adoption of FAS 123(R) we revised certain of our policies, processes, procedures and controls relating to grants of stock-based compensation.
     Although improvements were made to our internal control over financial reporting as they relate to the granting and modification of stock-based compensation, in connection with the adoption of FAS 123(R), as of December 31, 2005, we had not fully remediated the material weakness describe above.
     Subsequent to the initiation of our investigation into our stock-option granting practices in May 2006, we considered the effectiveness of both the design and operation of our internal control over financial reporting, as they relate to the granting and modification of stock-based compensation. We implemented a number of significant improvements in our internal control over financial reporting during the fourth quarter of 2006. In particular, we developed and implemented the following policies, processes, procedures and controls over the granting and modification of stock-based compensation:
•	Review and approval of all stock-based compensation awards by the accounting and finance function.

•	Enhanced and standardized documentation required to be maintained for the granting of all such stock-based compensation awards.

•	Enhanced and standardized documentation required to be maintained for the exercise and/or cancellation of all such stock-based compensation awards.

•	A quarterly review and reconciliation of all such stock-based compensation awards by the accounting and finance function.

•	Formal communication to all relevant personnel involved in the stock-based compensation process regarding the importance of the accounting and legal implications of the Company’s stock-based compensation process.
     As of September 30, 2006, management had implemented these additional policies, procedures and controls. Additionally, we have evaluated the design of these new controls, which have been placed into operation for a sufficient period of time, and tested their operating effectiveness. We consider that the steps identified and implemented above have improved the effectiveness of our internal control over financial reporting and, as of September 30, 2006, have remediated the material weakness described above.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Information about legal proceedings is set forth in Note 3 to the unaudited consolidated financial statements included in this Amendment. Reference is also made to Item 3, “Legal Proceedings” in our Annual Report on Form 10-K/A No. 2 for the year ended September 30, 2005, filed December 12, 2006 (the “2005 10-K Amendment”) for descriptions of our legal proceedings. We continue to believe that the resolution of these legal proceedings will not have a material adverse effect on us and there have been no material developments since the filing of the 2005 10-K Amendment.
     We are not aware of any other pending legal proceedings that, individually or in the aggregate, would have a material adverse effect on our business, operating results, or financial condition. We may in the future be party to litigation arising in the ordinary course of business, including claims that allegedly infringe upon third-party trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of December, 2006.

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