Form 10-Q/A
period 2006-03-31
F5 NETWORKS INC
filed 2006-12-13
CIK 1048695

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

EXPLANATION OF AMENDMENT
     We are amending our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 9, 2006 (the “Original Report”) to restate our condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005 and the related disclosures.
     The restatement (the “Restatement”) of the Original Report reflected in this Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006 this “Amendment” includes adjustments arising from the determinations of a Special Committee of our Board of Directors, consisting of independent members of our Board of Directors, which was formed by our Board of Directors to conduct an internal investigation into our past stock option practices.
     For more information on these matters, please refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Internal Controls, Remedial Measures and Related Proceedings,” Note 2, “Restatement of Previously Issued Financial Statements,” of the Notes to the Consolidated Financial Statements, and Item 4, “Controls and Procedures.”
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
     We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the Restatement or adjustments other than (i) this Amendment, (ii) the amended Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2005 and (iii) the amended Annual Report on Form 10-K/A No. 2 for the year ended September 30, 2005. For this reason, the condensed consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon. Except for the sections of this Amendment entitled “Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Internal Controls, Remedial Measures and Related Proceedings” and “Risk Factors that May Affect Future Results” (included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), Note 2 and 6 of the Notes to the Consolidated Financial Statements, and Item 4, “Controls and Procedures,” all of the information in this Amendment is as of March 31, 2006 and does not reflect events occurring after the Original Report, other than the restatement, or modify or update disclosures (including, except for the updated Exhibits 31.1, 31.2 and 32.1 described below, the exhibits to the Original Report) affected by subsequent events.
     For the convenience of the reader, this Amendment sets forth the Original Report in its entirety, as amended by, and to reflect, the Restatement. The following items have been amended principally as a result of, and to reflect, the Restatement, and no other information in the Original Report is amended hereby as a result of the Restatement:
Part I — Item 1 — Unaudited Financial Statements;
Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors;
Part I — Item 4 — Controls and Procedures;
Part II-Item 1 — Legal Proceedings
Part II — Item 6 — Exhibits
     This Amendment should be read in conjunction with our amended Annual Report on Form 10-K/A No.2 for the year ended September 30, 2005, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Report. In addition, in accordance with applicable SEC rules, this Amendment includes updated certifications from our Chief Executive Officer (CEO) and Chief Accounting Officer (CAO) as Exhibits 31.1, 31.2 and 32.1

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,	September 30,
	2006	2005
	(as restated)(1)	(as restated)(1)
ASSETS
Current assets
Cash and cash equivalents	$23,003	$51,867
Short-term investments	321,003	184,314
Accounts receivable, net of allowances of $2,309 and $2,969	51,953	41,703
Inventories	3,024	2,699
Deferred tax assets	4,182	4,175
Other current assets	12,266	9,906

Total current assets	415,431	294,664

Restricted cash	3,870	3,871
Property and equipment, net	23,669	16,158
Long-term investments	76,009	128,834
Deferred tax assets	19,682	36,212
Goodwill	81,652	49,677
Other assets, net	16,674	8,323

Total assets	$636,987	$537,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,605	$7,668
Accrued liabilities	27,325	23,931
Deferred revenue	44,256	36,009

Total current liabilities	86,186	67,608

Other long-term liabilities	7,580	6,650
Deferred revenue, long-term	3,650	3,314

Total long-term liabilities	11,230	9,964

Commitments and contingencies
Shareholders’ equity	—	—
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 100,000 shares authorized, 40,388 and 38,593 shares issued and outstanding	480,267	431,897
Accumulated other comprehensive loss	(1,684)	(1,430)
Retained earnings	60,988	29,700

Total shareholders’ equity	539,571	460,167

Total liabilities and shareholders’ equity	$636,987	$537,739

(1)	See Note 2, “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
		(as restated)(1)		(as restated)(1)
Net revenues
Products	$72,775	$53,332	$141,366	$99,729
Services	21,341	14,398	40,837	28,010

Total	94,116	67,730	182,203	127,739

Cost of net revenues
Products	15,441	11,822	30,034	22,352
Services	5,846	3,915	10,820	7,310

Total	21,287	15,737	40,854	29,662

Gross profit	72,829	51,993	141,349	98,077

Operating expenses
Sales and marketing	31,162	20,988	60,027	41,072
Research and development	12,276	7,834	22,754	14,866
General and administrative	7,148	6,341	14,545	11,832

Total	50,586	35,163	97,326	67,770

Income from operations	22,243	16,830	44,023	30,307
Other income, net	3,877	1,641	6,847	3,028

Income before income taxes	26,120	18,471	50,870	33,335
Provision for income taxes	10,053	7,507	19,582	14,033

Net income	$16,067	$10,964	$31,288	$19,302

Net income per share — basic	$0.40	$0.30	$0.79	$0.53

Weighted average shares — basic	40,120	36,905	39,636	36,234

Net income per share — diluted	$0.39	$0.28	$0.76	$0.50

Weighted average shares — diluted	41,627	38,939	41,278	38,419

(1)	See Note 2, “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	Six Months Ended March 31, 2006
			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Loss	Earnings	Equity
Balance, September 30, 2005	38,593	$412,419	$(1,430)	$53,221	$464,210
Cumulative effect of restatement (Note 2)	—	19,478	—	(23,521)	(4,043)

Balance, September 30, 2005 (as restated)(1)	38,593	431,897	(1,430)	29,700	460,167
Exercise of employee stock options	1,570	35,298	—	—	35,298
Issuance of stock under employee stock purchase plan	62	2,229	—	—	2,229
Issuance of restricted stock	163	—	—	—	—
Stock based compensation	—	10,843	—	—	10,843
Net income	—	—	—	31,288	—
Foreign currency translation adjustment	—	—	(20)	—	—
Unrealized loss on securities	—	—	(234)	—	—

Comprehensive income	—	—	—	—	31,034

Balance, March 31, 2006 (as restated)(1)	40,388	$480,267	$(1,684)	$60,988	$539,571

(1)	See Note 2, “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended
	March 31,
	2006	2005
		(as restated)(1)
Operating activities
Net income	$31,288	$19,302
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of assets	37	38
Stock based compensation	10,843	690
Provisions for doubtful accounts and sales returns	(397)	547
Depreciation and amortization	5,017	3,261
Deferred income taxes	18,973	(12,264)
Tax benefit from employee stock option plans	—	24,240
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(9,560)	(12,703)
Inventories	(258)	(398)
Other current assets	(1,736)	(1,218)
Other assets	(1,392)	(120)
Accounts payable and accrued liabilities	8,923	5,279
Deferred revenue	8,353	4,414

Net cash provided by operating activities	70,091	31,068

Investing activities
Purchases of investments	(240,444)	(198,264)
Sales of investments	156,222	122,726
Investment of restricted cash	2	29
Acquisition of business, net of cash acquired	(42,778)	(395)
Purchases of property and equipment	(9,047)	(3,491)

Net cash used in investing activities	(136,045)	(79,395)

Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	37,077	45,125

Net cash provided by financing activities	37,077	45,125

Net decrease in cash and cash equivalents	(28,877)	(3,202)
Effect of exchange rate changes on cash and cash equivalents	13	93
Cash and cash equivalents, beginning of period	51,867	24,901

Cash and cash equivalents, end of period	$23,003	$21,792

(1)	See Note 2, “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Summary of Significant Accounting Policies
Description of Business
     F5 Networks, Inc., (the “Company”) provides products and services to help companies efficiently and securely manage their Internet Protocol (IP) traffic. The Company’s products improve the performance, availability and security of applications running on Internet-based networks. Internet traffic between servers running applications and clients using these applications passes through the Company’s products where the content is inspected to ensure that it is safe and modified as necessary to ensure that it is delivered securely and in a way that optimizes the performance of both the network and the applications. The Company also offers a broad range of services such as consulting, training, installation, maintenance, and other technical support services.
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
Goodwill
     Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company has adopted the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in fiscal year 2003, goodwill of $25.5 million was recorded in connection with the acquisition of MagniFire Websystems Inc. in fiscal year 2004 and goodwill of $32.0 million was recorded in connection with the acquisition of Swan Labs, Inc in first fiscal quarter 2006. The Company completes its annual impairment test in the second quarter of each fiscal year and when events or conditions indicate that impairment may have occurred. There was no impairment of goodwill during the three months ended March 31, 2006 and 2005, respectively.
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
     Effective July 1, 2005, the Company adopted the straight-line attribution method for recognizing compensation expense. Previously under the disclosure-only provisions of FAS 123, the Company used the accelerated method of expense recognition pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). For all unvested options outstanding as of July 1, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis over the remaining vesting period. For share-based payments granted subsequent to July 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period.
     The fair value of restricted stock units is based on the price of a share of our common stock on the date of grant. In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model which is affected by its stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the risk free interest rate; the Company’s expected stock price volatility over the term of the option and actual and projected employee stock option exercise behaviors.
     The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Expected volatility is based on the annualized daily historical volatility of our stock price commensurate with the expected life of the option. For the period ended March 31, 2006, the expected term of the option is based on the vesting terms of the option and a contractual life of ten years using the simplified method calculation as defined by Staff Accounting Bulletin 107. For the period ended March 31, 2005, the expected term of the option is based on an evaluation of the historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years. The Company’s stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black- Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. FAS 123R also requires that the Company recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior. The estimated forfeiture rate in the second quarter of fiscal year 2006 is 5%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
     The following table shows the pro forma effect on the Company’s net income and net income per share for the three months and six months ended March 31, 2005, had compensation expense been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by FAS 123. Stock-based compensation for the three months and six months ended March 31, 2006 has been included in statements of income. The pro forma effect may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or options may be cancelled in future years (in thousands, except per share data):

	Three months ended	Six months ended
	March 31, 2005	March 31, 2005
	(as restated)(1)	(as restated)(1)
Net income, as reported	$10,964	$19,302
Add : Stock-based employee compensation expense under APB No. 25 included in reported net income, net of tax effect	168	690
Deduct : Total stock-based employee compensation expense determined under the fair value methods, net of tax effect	(2,460)	(5,298)

Pro forma net income	$8,672	$14,694

Net income per share:
As reported — basic	$0.30	$0.53

Pro forma — basic	$0.23	$0.41

As reported — diluted	$0.28	$0.50

Pro forma — diluted	$0.22	$0.38

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
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
		(as restated)(1)		(as restated)(1)
Numerator
Net income	$16,067	$10,964	$31,288	$19,302

Denominator
Weighted average shares outstanding — basic	40,120	36,905	39,636	36,234
Dilutive effect of common shares from stock options and restricted stock units	1,507	2,034	1,642	2,185

Weighted average shares outstanding — diluted	41,627	38,939	41,278	38,419

Basic net income per share	$0.40	$0.30	$0.79	$0.53

Diluted net income per share	$0.39	$0.28	$0.76	$0.50

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
     On May 18, 2006, the Company was contacted by the Securities and Exchange Commission (“SEC”) as part of an informal inquiry entitled In the Matter of F5 Networks, Inc., (SEC File No. MHO-10462). On May 19, 2006, the Company received a grand jury subpoena issued by the U.S. District Court for the Eastern District of New York requesting documents related to the granting of stock options from 1995 through the present in connection with an inquiry into the Company’s stock option practices by the United States Attorney’s Office for the Eastern District of New York (the “Department of Justice”). The Company voluntarily produced documents in response to these requests and is continuing to cooperate fully with the SEC regarding these inquires.
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
     In October 2006, the Special Committee determined that the recorded grant dates for certain stock options granted during fiscal years 1999 through 2004 should not be relied upon as the measurement date for accounting purposes and that the accounting treatment used for the vesting of certain stock options was incorrect. Because the prices at the originally stated grant dates were lower than the prices on the actual measurement dates, the Company determined it should have recognized material amounts of stock-based compensation expense which were not accounted for in the Company’s previously issued financial statements. Therefore, the Audit Committee after consultation with management concluded that the Company’s previously filed unaudited interim and audited financial statement for the years ended September 30, 2005, 2004, 2003, 2002, 2001, 2000 and 1999 as well as the unaudited interim financial statements for the first and second quarters ended December 31, 2005 and March 31, 2006, should no longer be relied upon because these financial statements contained material misstatements and would need to be restated.
Special Committee and Company Findings
     On November 8, 2006, the Company announced that the Special Committee had completed its review of the Company’s stock option practices and reported its final findings to the Board of Directors.
     The Special Committee concluded that there were options grants where the Company (i) used improper measurement dates in connection with certain annual stock option grants to employees because the number of shares certain individual employees were entitled to receive was not determined until after the original grant date, (ii) granted options to certain new employees and board members prior to their start dates, (iii) did not have sufficient documentation to support certain measurement dates and did not obtain the required approvals for stock options issued to certain individuals, (iv) did not properly account for stock option grants issued to a consultant who later became an employee, and (v) did not properly account for stock options of certain individuals that were modified after the grant date. Based on its investigations, the Special Committee concluded that it continued to have confidence in the ability of the Company’s current senior management to serve in their positions with integrity at the Company. The Special Committee was unable to reach any conclusions regarding the intent of former officers, directors and employees. Based on the Special Committee’s findings, the Company has adopted and is implementing a number of remedial measures designed to improve its policies, controls, processes and procedures relating to the granting and modification of stock-based compensation and will provide additional training for personnel responsible for administration of the Company’s equity compensation plans.
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
     As a result of the above, the Company has recorded additional non-cash stock-based compensation expense of approximately $24.1 million on stock option grants made from 1999 through 2004. In addition, the Company recorded approximately $1.7 million of additional compensation expense in 2005 related to its obligation under pre-existing commitments to reimburse employees for penalties incurred resulting from receipt of in-the-money option grants. Tax impacts of these additional expenses include; a reclassification of windfall tax benefits of $4.8 million which were previously recognized in paid-in-capital and now are required to be recognized as a tax benefit and additional tax expenses resulting from non-deductible employee compensation of $2.5 million, which together result in a net benefit of $2.3 million.
     As a result of these findings the Company’s restated consolidated financial statements reflect a decrease in net income of approximately $23.5 million for the periods 1999 through 2005. These charges had no impact on the Company’s reported net sales or cash and cash equivalents.
     The cumulative effect of the restatement adjustments on the Company’s consolidated balance sheet at September 30, 2005 resulted in a decrease in retained earnings of $23.5 million partially offset an increase in additional paid-in capital of $19.5 million, which results in a net decrease in total shareholders’ equity of $4.0 million. All of the restatements of financial statements, financial data and related disclosures described in these Consolidated Financial Statements are collectively referred to elsewhere in these Consolidated Financial Statements as the “restatement.”
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

	Years Ended September 30,
Adjustments to Stock Based Compensation by Category	(in thousands)
				Cumulative
				effect
	2005	2004	2003	1999-2002
Improper measurement dates for annual stock option grants	$464	$719	$1,407	$11,717
Modifications to stock option grants	335	356	152	—
Incomplete documentation or approval for stock option grants	—	—	—	4,625
Improper measurement dates for other stock option grants	34	107	272	904
Stock option grants to non-employees	—	—	—	2,988

Total adjustment to income before income taxes	833	1,182	1,831	20,234
Payroll related liabilities	1,700	—	—	—

Total adjustments to net income	2,533	1,182	1,831	20,234
Income tax impact of restatement adjustments	2,298	(4,557)	—	—

Total adjustments to net income	$4,831	$(3,375)	$1,831	$20,234

     The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated statements of operations for the three and six months ended March 31, 2005, and the consolidated balance sheets as of March 31, 2006 and September 30, 2005 (in thousands):

	Three months ended	Six months ended
	March 31, 2005	March 31, 2005
Consolidated Statement of Operations:
Cost of revenues product
As previously reported	$11,820	$22,348
As restated	$11,822	$22,352
Cost of revenues services
As previously reported	$3,908	$7,294
As restated	$3,915	$7,310
Gross Profit
As previously reported	$52,002	$98,097
As restated	$51,993	$98,077
Sales and marketing
As previously reported	$20,885	$40,525
As restated	$20,988	$41,072
Research and development
As previously reported	$7,789	$14,763
As restated	$7,834	$14,866
General and administrative
As previously reported	$5,854	$10,860
As restated	$6,341	$11,832
Income from operations
As previously reported	$17,474	$31,949
As restated	$16,830	$30,307
Income before income taxes
As previously reported	$19,115	$34,977
As restated	$18,471	$33,335
Provision for income taxes
As previously reported	$7,003	$12,872
As restated	$7,507	$14,033
Net income
As previously reported	$12,112	$22,105
As restated	$10,964	$19,302
Basic net income per share
As previously reported	$0.33	$0.61
As restated	$0.30	$0.53
Diluted net income per share
As previously reported	$0.31	$0.58
As restated	$0.28	$0.50

	As of	As of
	March 31, 2006	September 30, 2005
Consolidated Balance Sheet:
Deferred tax asset
As previously reported	$3,942	$3,935
As restated	$4,182	$4,175
Accrued liabilities
As previously reported	$23,042	$19,648
As restated	$27,325	$23,931
Common stock
As previously reported	$460,789	$412,419
As restated	$480,267	$431,897
Retained earnings
As previously reported	$84,509	$53,221
As restated	$60,988	$29,700
Shareholders equity
As previously reported	$543,614	$464,210
As restated	$539,571	$460,167
     These adjustments, along with the stock-based items referenced above, did not affect the Company’s previously reported cash and cash equivalents and investments balances in prior periods. In addition, these adjustments had no impact on reported net cash flows from operating activities.
     The following table sets forth the impact of the restatement on the pro forma effect on the Company’s net income and net income per share for the quarter ended March 31, 2005, had compensation expense been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123 (in thousands, except per share data):

	Three months ended	Six months ended
	March 31, 2005	March 31, 2005
Pro forma net income
As previously reported	$9,721	$16,968
As restated	$8,672	$14,694
Pro forma net income per share — basic
As previously reported	$0.26	$0.47
As restated	$0.23	$0.41
Pro forma net income per share — diluted
As previously reported	$0.25	$0.44
As restated	$0.22	$0.38

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
     The Company generally offers warranties of one year for hardware with the option of purchasing additional warranty coverage in increments of one year. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. The following table summarizes the activity related to product warranties during the three months ended March 31, 2006 and 2005 (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
Balance, beginning of period	$1,575	$1,062	$1,565	$1,062
Provision for warranties issued	320	272	700	538
Payments	(313)	(271)	(683)	(537)

Balance, end of period	$1,582	$1,063	$1,582	$1,063

Purchase Commitments
     The Company currently has arrangements with contract manufacturers and other suppliers for the manufacture of the Company’s products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless they give notice of order cancellation in advance of applicable lead times. As of March 31, 2006, the Company was committed to purchase approximately $16.3 million of such inventory during the next quarter.
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
     Nasdaq Delisting. On July 20, 2006 we announced that it would be unlikely that the Special Committee’s review would be completed in time for us to file our Form 10-Q for the quarter ended June 30, 2006, by the SEC’s deadline of August 14, 2006. In August 2006, we failed to timely file our Form 10-Q for the period ended June 30, 2006 as a result of the ongoing Special Committee investigation. On August 14, 2006, we received a written Staff Determination Notice from The Nasdaq Stock Market (“Nasdaq”) stating that we are not in compliance with Nasdaq’s Marketplace Rule 4310(c)(14) because we have not timely filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and that, therefore, our securities are subject to delisting. On August 18, 2006, we appealed Nasdaq’s Staff’s delisting determination to the Nasdaq Listings Qualification Panel (“Panel”) and requested an oral hearing before the Panel. On August 23, 2006, Nasdaq’s Staff stayed the delisting action pending a final written decision on our appeal by the Panel. A hearing before the Panel occurred on September 22, 2006. On November 28, 2006, the Company’s received notice that the Panel had granted our request for continued listing on the Nasdaq Global Market, subject to certain conditions the Company expects to satisfy within the time period requested by the Panel.
     As of March 31, 2006, the Company was not aware of any other pending legal proceedings, other than that mention above that, individually or in the aggregate, would have a material adverse effect on the Company’s business, operating results, or financial condition. The Company may in the future be party to litigation arising in the ordinary course of business, including claims that allegedly infringe upon third-party trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The statements contained below that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances and are generally identified by the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions. Because these forward-looking statements are subject to a number of risks and uncertainties, our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors that May Affect Future Results” below and in other documents we file from time to time with the Securities and Exchange Commission. All forward-looking statements set forth below are based on information available to us on the date hereof. Our business and the associated risks may have changed since the date this report was filed with the SEC. We assume no obligation to update any such forward-looking statements. Further, except for the forward-looking statements included in Item 4, “Controls and Procedures” and under the heading “Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Internal Controls, Remedial Measures and Related Proceedings” and “Risk Factors that May Affect Future Results” under this Item 2, all forward-looking statements contained in this Amendment, unless they are specifically otherwise stated to be made as of a different date, are made as of May 9, 2006, the original filing date of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. In addition, except for the sections of this Amendment entitled “Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Internal Controls, Remedial Measures and Related Proceedings” and “Risk Factors that May Affect Future Results” (included in this Item 2), Item 4, “Controls and Procedures,” and Note 2 and Note 6 of the Notes to Condensed Consolidated Financial Statements, this Amendment does not reflect events occurring after the filing of our Quarterly Report on Form 10-Q filed on May 9, 2006, other than the Restatement, and we undertake no obligation to update the forward-looking statements in this Amendment.
     The discussion and analysis set forth below in this Item 2 has been amended to reflect the restatement as described above in the Explanation of Amendment to this Amendment and in Note 2, “Restatement of Previously Issued Financial Statements,” to the Notes to Consolidated Financial Statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Quarterly Reports.
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
     In October 2006, the Special Committee determined that the recorded grant dates for certain stock options granted during fiscal years 1999 through 2004 should not be relied upon as the measurement date for accounting purposes and that the accounting treatment used for the vesting of certain stock options was incorrect. Because the prices at the originally stated grant dates were lower than the prices on the actual dates of determination, we determined we should have recognized material amounts of stock-based compensation expense which were not accounted for in our previously issued financial statements. Therefore, the Audit Committee after consultation with management, concluded that our previously filed unaudited interim and audited financial statement for the years ended September 30, 2005, 2004, 2003, 2002, 2001, 2000 and 1999, as well as the unaudited interim financial statements for the quarters ended December 31, 2005 and March 31, 2006, should be restated relied upon because these financial statements contained material misstatements and would need to be restated.
Special Committee and Company Findings
     On November 8, 2006, we announced that the Special Committee had completed its review of our stock option practices and reported its final findings to our Board of Directors.
     The Special Committee concluded that there were options where the Company (i) used improper measurement dates in connection with certain annual stock option grants to employees because the number of shares certain individual employees were entitled to receive was not determined until after the original grant date, (ii) granted options to certain new employees and board members prior to their start dates, (iii) did have sufficient documentation to support certain measurement dates and did not obtain the necessary approvals for stock options issued to certain individuals, (iv) did not properly account for stock option grants issued to a consultant who later became an employee, and (v) did not properly account for stock options of certain individuals that were modified after the grant date. Based on its investigation, the Special Committee concluded that it continued to have confidence in the ability of the Company’s current senior management to serve in their positions with integrity at the Company. The Special Committee was unable to reach any conclusions regarding the intent of former officers, directors and employees. Based on the Special Committee’s findings, the Company has adopted and is implementing a number of remedial measures designed to improve its policies, controls, processes and procedures relating to the granting and modification of stock-based compensation and will provide additional training for personnel responsible for administration of the Company’s equity compensation plans.
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
     As a result of the above, we have recorded additional non-cash stock-based compensation expense of approximately $24.1 million on stock option grants made from 1999 through 2004. In addition, the Company recorded approximately $1.7 million of additional compensation expense in 2005 related to its obligation under pre-existing commitments to reimburse employees for penalties incurred resulting from receipt of in-the-money option grants. As a result of the previously mentioned Restatement, additional tax related expenses include; a reclassification of windfall tax benefits of $4.8 million which were previously recognized in paid-in-capital and now are required to be recognized as a tax benefit and additional tax expenses resulting from non-deductible employee compensation of $2.5 million which resulted in a net benefit of $2.3 million.
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

Internal Controls
     Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, the restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based on this definition, management has concluded the issues identified above resulted in a material weakness in our internal control over financial reporting for stock-based compensation as of September 30, 2005 and has disclosed this to the Audit Committee and to our independent registered public accountants. A further discussion of this material weakness, as well as management’s remedial measures regarding this material weakness, is set forth in Item 4, “Controls and Procedures”.
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
Results of Operations
     The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q/A.

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

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands, except percentages)
		(as restated) (1)		(as restated) (1)
Cost of net revenues and gross profit
Products	$15,441	$11,822	$30,034	$22,352
Services	5,846	3,915	10,820	7,310

Total	21,287	15,737	40,854	29,662

Gross profit	$72,829	$51,993	$141,349	$98,077
Cost of net revenues and gross profit (as a percentage of related net revenue)
Products	21.2%	22.2%	21.2%	22.4%
Services	27.4	27.2	26.5	26.1

Total	22.6	23.2	22.4	23.2

Gross profit	77.4%	76.8%	77.6%	76.8%

(1) See Note 2, “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements.
     Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, and amortization expenses in connection with developed technology from acquisitions. Our product margins remained stable for all periods presented at 77% to 78%. In absolute dollars, cost of net product revenues increased to $15.4 million and $30.0 million for the three and six months ended March 31, 2006, respectively, up from $11.8 million and $22.4 million for the three and six months ended March 31, 2005, respectively. The increases were primarily due to the higher volume of units shipped.

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

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands, except percentages)
		(as restated)(1)		(as restated)(1)
Operating expenses
Sales and marketing	$31,162	$20,988	$60,027	$41,072
Research and development	12,276	7,834	22,754	14,866
General and administrative	7,148	6,341	14,545	11,832

Total	$50,586	$35,163	$97,326	$67,770

Operating expenses (as a percentage of net revenue)
Sales and marketing	33.1%	31.0%	32.9%	32.2%
Research and development	13.0	11.6	12.5	11.6
General and administrative	7.6	9.4	8.0	9.3

Total	53.7%	51.9%	53.4%	53.1%

(1)	See Note 2 “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements
     Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, facilities and depreciation expenses. In absolute dollars, sales and marketing expenses increased 48.5% and 46.2% for the three and six months ended months ended March 31, 2006, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to increased sales and marketing commissions and personnel costs of $4.9 million and $10.1 million for the three and six months ended March 31, 2006, respectively. The increased commissions and personnel costs were driven by growth in sales and marketing employee headcount and increased revenue for the respective periods. Sales and marketing headcount at the end of March 2006 increased to 398 from 293 at the end of March 2005. In addition, sales and marketing expense includes stock-based compensation expense of $2.2 million and $4.3 million for the three and six months ended March 31, 2006, respectively, due to the adoption of FAS 123R in the fourth quarter of fiscal year 2005. We expect to continue to increase sales and marketing expenses in absolute dollars in order to grow revenues and increase our market share.
     Research and development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses. In absolute dollars, research and development expenses increased 56.7% and 53.1% for the three and six months ended months ended March 31, 2006, respectively, from the comparable periods in the prior year. The increase in research and development expenses was primarily due to higher research and development salary and benefit expenses of $2.2 million and $3.7 million for the three and six months ended March 31, 2006, respectively. Research and development headcount at the end of March 2006 increased to 278 from 205 at the end of March 2005. The growth in research and development employee headcount was primarily related to enhancement of our current products and our ability to develop new, technologically advanced products that meet the changing needs of our customers. In addition, research and development expense includes stock-based compensation expense of $1.5 million and $3.0 million for the three and six months ended March 31, 2006, respectively, due to the adoption of FAS 123R in the fourth quarter of fiscal year 2005. We expect to continue to increase research and development expenses as our future success is dependent on the continued development of our products.
     General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities, and depreciation expenses. In absolute dollars, general and administrative expenses increased 12.7% and 22.9% for the three and six months ended months ended March 31, 2006, respectively, from the comparable period in the prior year. The increase in general and administrative expenses was primarily due to stock-based compensation expense of $1.5 million and $2.9 million for the three and six months ended March 31, 2006, respectively, due to the adoption of FAS 123R in the fourth quarter of fiscal year 2005. In addition, general and administrative salary and benefit expenses increased $0.9 million and $1.4 million for the three and six months ended March 31, 2006, respectively. General and administrative headcount at the end of March 2006 increased to 121 from 89 at the end of March 2005. These increases in general and administrative expenses were partially offset by a decrease in bad debt expense. General and administrative expense is expected to remain at these increased levels as we continue to build our infrastructure to support the worldwide growth of our business.

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands, except percentages)
		(as restated)(1)		(as restated)(1)
Other Income and Income Taxes
Income from operations	$22,243	$16,830	$44,023	$30,307
Other income, net	3,877	1,641	6,847	3,028

Income before income taxes	26,120	18,471	50,870	33,335
Provision for income taxes	10,053	7,507	19,582	14,033

Net income	$16,067	$10,964	$31,288	$19,302

Other income and income taxes (as percentage of net revenue)
Income from operations	23.6%	24.8%	24.2%	23.7%
Other income, net	4.1	2.4	3.8	2.4

Income before income taxes	27.8	27.3	27.9	26.1
Provision for income taxes	10.7	11.1	10.7	11.0

Net income	17.1%	16.2%	17.2%	15.1%

(1)	See Note 2, “Restatement of Previously Issued Financial Statements,” of the Note to Consolidated Financial Statements
     Other income, net. Other income, net, consists of interest income and foreign currency transaction gains and losses. For the three months ended March 31, 2006, other income, net, increased 136.3% compared with the prior period. For the six months ended March 31, 2006, other income, net, increased 126.1% compared with the prior period. The significant increase was due to a combination of higher yields and increased investment balances. The increased investment balances are the result of cash provided from operating and financing activities.
     Provision for Income taxes. We recorded a 38.5% provision for income taxes during the current period. As of March 31, 2006 we do not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that the assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at March 31, 2006 and March 31, 2005 were $23.9 million and $43.9 million, respectively. Our world wide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in our geographic locations, changes in the valuation of our net deferred tax assets, resolution of potential exposures or establishment of potential exposures, introduction of new accounting standards or changes in tax laws or interpretations thereof in any of our geographic locations. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on judgment of whether, and the extent to which, additional taxes and interest may be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or changes in tax laws or interpretations thereof. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense and a fluctuation in our effective tax rate.
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
The matters relating to the Special Committee’s review of our historical stock option practices and the restatement of our consolidated financial statements has resulted in regulatory proceedings against us and may result in future regulatory proceedings, which could have a material adverse impact on our financial condition
     On November 8, 2006, we announced that the Special Committee had completed its review of our historical stock option practices. Upon completion of its review, the Special Committee found that the recorded grant dates for certain stock options granted during fiscal years 1999 to 2004 should not be relied upon as the measurement date for accounting purposes and the accounting treatment used for the vesting of certain stock options was incorrect. Based on the Special Committee’s review, to correct the accounting treatment, we have amended the Original Report, our Quarterly Report on Form 10-Q for the three months ended December 31, 2005 and our Annual Report on Form 10-K/A (as amended) for the year ended September 30, 2005, to restate the consolidated financial statements contained in those reports.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the six month period ended March 31, 2006, compared to those discussed in our Annual Report on Form 10-K No. 2 for the year ended September 30, 2005.
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
     Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006 and, based on this evaluation, our Chief Executive Officer and Chief Accounting Officer had previously concluded that our disclosure controls and procedures were effective as of March 31, 2006. Subsequent to that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level, as of March 31, 2006, due to the existence of the material weakness described below.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the restatement discussed under the heading “Restatement of Previously Issued Financial Statements” in Note 2 to our consolidated financial statements included in this Quarterly Report on Form 10-Q/A, the following material weakness was identified in the Company’s internal control over financial reporting as of September 30, 2005 that continued to exist as of March 31, 2006. We did not maintain effective controls over our granting and modification of stock options and the related accounting for and disclosure of stock-based compensation expense. Specifically, effective controls, including monitoring, were not designed and in place to ensure the existence, completeness, accuracy, valuation and presentation of activity related to our granting and modification of stock options. This control deficiency resulted in the misstatement of our stock-based compensation expense, additional paid-in capital and related income tax accounts and related disclosures, and in the restatement of our 2005, 2004 and 2003 annual consolidated financial statements and the interim consolidated financial statements for the first and second quarters of 2006 and all quarters of 2005 and 2004 and an audit adjustment to the interim consolidated financial statements for the third quarter of 2006. Further, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.

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
     Although improvements were made to our internal control over financial reporting, as they relate to the granting and modification of stock-based compensation, in connection with the adoption of FAS 123(R), as of March 31, 2006, we had not fully remediated the material weakness describe above.
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
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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