Form 10-Q
period 2006-06-30
F5 NETWORKS INC
filed 2006-12-13
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of December 6, 2006 was 41,098,236.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	September 30,
	2006	2005
		(as restated)(1)
ASSETS
Current assets
Cash and cash equivalents	$21,163	$51,867
Short-term investments	351,865	184,314
Accounts receivable, net of allowances of $2,530 and $2,969	56,683	41,703
Inventories	7,888	2,699
Deferred tax assets	4,759	4,175
Other current assets	12,138	9,906

Total current assets	454,496	294,664

Restricted cash	3,922	3,871
Property and equipment, net	29,960	16,158
Long-term investments	80,343	128,834
Deferred tax assets	8,625	36,212
Goodwill	81,701	49,677
Other assets, net	15,287	8,323

Total assets	$674,334	$537,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,640	$7,668
Accrued liabilities	27,939	23,931
Deferred revenue	48,964	36,009

Total current liabilities	94,543	67,608

Other long-term liabilities	7,920	6,650
Deferred revenue, long-term	4,582	3,314

Total long-term liabilities	12,502	9,964

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 100,000 shares authorized, 40,620 and 38,593 shares issued and outstanding	490,961	431,897
Accumulated other comprehensive loss	(1,625)	(1,430)
Retained earnings	77,953	29,700

Total shareholders’ equity	567,289	460,167

Total liabilities and shareholders’ equity	$674,334	$537,739

(1)	See Note 2, “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements.
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
		(as restated)(1)		(as restated)(1)
Net revenues
Products	$77,192	$57,112	$218,558	$156,841
Services	22,937	15,952	63,774	43,962

Total	100,129	73,064	282,332	200,803

Cost of net revenues
Products	15,869	12,752	45,903	35,104
Services	6,649	4,312	17,469	11,622

Total	22,518	17,064	63,372	46,726

Gross profit	77,611	56,000	218,960	154,077

Operating expenses
Sales and marketing	32,364	23,219	92,391	64,291
Research and development	12,517	7,584	35,271	22,450
General and administrative	10,175	6,316	24,720	18,148

Total	55,056	37,119	152,382	104,889

Income from operations	22,555	18,881	66,578	49,188
Other income, net	4,759	2,123	11,606	5,151

Income before income taxes	27,314	21,004	78,184	54,339
Provision for income taxes	10,349	8,311	29,931	22,344

Net income	$16,965	$12,693	$48,253	$31,995

Net income per share — basic	$0.42	$0.33	$1.21	$0.87

Weighted average shares — basic	40,553	37,918	39,942	36,795

Net income per share — diluted	$0.41	$0.32	$1.16	$0.83

Weighted average shares — diluted	41,659	39,433	41,426	38,761

(1)	See Note 2, “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements.
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	Nine Months Ended June 30, 2006
			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Loss	Earnings	Equity
Balance, September 30, 2005	38,593	$412,419	$(1,430)	$53,221	$464,210
Cumulative effect of restatement (Note 2)	—	19,478	—	(23,521)	(4,043)

Balance, September 30, 2005 (as restated)(1)	38,593	431,897	(1,430)	29,700	460,167
Exercise of employee stock options	1,658	36,980	—	—	36,980
Issuance of stock under employee stock purchase plan	136	5,488	—	—	5,488
Issuance of restricted stock	233	—	—	—	—
Stock-based compensation	—	16,596	—	—	16,596
Net income	—	—	—	48,253	—
Foreign currency translation adjustment	—	—	(91)	—	—
Unrealized loss on securities	—	—	(104)	—	—

Comprehensive income	—	—	—	—	48,058

Balance, June 30, 2006	40,620	$490,961	$(1,625)	$77,953	$567,289

(1)	See Note 2, “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements.
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended
	June 30,
	2006	2005
		(as restated)(1)
Operating activities
Net income	$48,253	$31,995
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of assets	169	39
Stock-based compensation	16,596	752
Provisions for doubtful accounts and sales returns	(261)	1,081
Depreciation and amortization	7,992	4,863
Deferred income taxes	29,352	(14,044)
Tax benefit from employee stock option plans	—	32,187
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(14,421)	(16,164)
Inventories	(5,123)	(592)
Other current assets	(2,127)	(3,379)
Other assets	(956)	(131)
Accounts payable and accrued liabilities	13,903	6,803
Deferred revenue	13,993	8,841

Net cash provided by operating activities	107,370	52,251

Investing activities
Purchases of investments	(376,731)	(318,309)
Sales of investments	257,519	197,436
Investment of restricted cash	(46)	(34)
Acquisition of business, net of cash acquired	(42,778)	(2,528)
Purchases of property and equipment	(18,531)	(6,759)

Net cash used in investing activities	(180,567)	(130,194)

Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	42,543	64,605

Net cash provided by financing activities	42,543	64,605

Net decrease in cash and cash equivalents	(30,654)	(13,338)
Effect of exchange rate changes on cash and cash equivalents	(50)	24
Cash and cash equivalents, beginning of period	51,867	24,901

Cash and cash equivalents, end of period	$21,163	$11,587

(1)	See Note 2, “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements.
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
Basis of Presentation
     In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A No. 2 for the fiscal year ended September 30, 2005.
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
     The Company sells products through distributors, resellers, and directly to end users. The Company recognizes product revenue upon shipment, net of estimated returns, provided that collection is reasonably assured and no significant performance obligations remain. In certain regions where the Company does not have the ability to reasonably estimate returns, the Company defers revenue on sales to its distributors until they have received information from the channel partner indicating that the distributor has sold the product to its customer. Payment terms to domestic customers are generally net 30 to 45 days. Payment terms to international customers range from net 30 to net 90 days based on normal and customary trade practices in the individual markets. The Company has offered extended payment terms to certain customers, in which case, revenue is recognized when payments are received.
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
Goodwill
     Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company has adopted the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in fiscal year 2003, goodwill of $25.5 million was recorded in connection with the acquisition of MagniFire Websystems Inc. in fiscal year 2004 and goodwill of $32.0 million was recorded in connection with the acquisition of Swan Labs, Inc. (“Swan Labs”) in the first fiscal quarter of 2006. In March 2006, the Company completed its annual impairment test and concluded that there was no impairment of goodwill.
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
     The Company adopted FAS 123R using the modified-prospective-transition method. Accordingly, compensation cost recognized for the three month and nine month periods ended June 30, 2006 include: a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The results for the prior periods have not been restated for the impacts of FAS 123R.
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
     The fair value of restricted stock units is based on the price of a share of the Company’s common stock on the date of grant. In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model which is affected by its stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the risk free interest rate, the Company’s expected stock price volatility over the term of the option and actual and projected employee stock option exercise behaviors.
     The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Expected volatility is based on the annualized daily historical volatility of the Company’s stock price commensurate with the expected life of the option. For the period ended June 30, 2006, the expected term of the option is based on the vesting terms of the option and a contractual life of ten years using the simplified method calculation as defined by Staff Accounting Bulletin 107. For the period ended June 30, 2005, the expected term of the option is based on an evaluation of the historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years. The Company’s stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black- Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. FAS 123R also requires that the Company recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination behavior. The estimated forfeiture rate in the third quarter of fiscal year 2006 is 5%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
     The following table shows the pro forma effect on the Company’s net income and net income per share for the three months and nine months ended June 30, 2005, had compensation expense been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by FAS 123. Stock-based compensation for the three months and nine months ended June 30, 2006 has been included in statements of income. The pro forma effect may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or options may be cancelled in future years (in thousands, except per share data):

	Three months ended	Nine months ended
	June 30, 2005	June 30, 2005
	(as restated)(1)	(as restated)(1)
Net income, as reported	$12,693	$31,995
Add : Stock-based employee compensation expense under APB No. 25 included in reported net income, net of tax effect	62	752
Deduct : Total stock-based employee compensation expense determined under the fair value methods, net of tax effect	(1,863)	(7,161)

Pro forma net income	$10,892	$25,586

Net income per share:
As reported — basic	$0.33	$0.87

Pro forma — basic	$0.29	$0.70

As reported — diluted	$0.32	$0.83

Pro forma — diluted	$0.28	$0.66

(1)	See Note 2, “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements.
Earnings Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
		(as restated)(1)		(as restated)(1)
Numerator
Net income	$16,965	$12,693	$48,253	$31,995

Denominator
Weighted average shares outstanding — basic	40,553	37,918	39,942	36,795
Dilutive effect of common shares from stock options and restricted stock units	1,106	1,515	1,484	1,966

Weighted average shares outstanding — diluted	41,659	39,433	41,426	38,761

Basic net income per share	$0.42	$0.33	$1.21	$0.87

Diluted net income per share	$0.41	$0.32	$1.16	$0.83

(1)	See Note 2, “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements.
     Approximately 235,000 and 481,000 of common shares potentially issuable from stock options for the three months ended June 30, 2006 and 2005, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common stock for the respective period. Approximately 243,000 and 428,000 of common shares potentially issuable from stock options for the nine months ended June 30, 2006 and 2005, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common stock for the respective period.
Recent Accounting Pronouncements
     In September 2006, the FASB, issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the potential effect if any of implementing this standard.
     In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which is effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated financial statements.

     In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), by providing detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential effects if any of FIN 48 on its consolidated financial statements.
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
     As a result of the Special Committee’s investigation, as well as the Company’s internal review of its stock option practices and historical financial statements, the Company has determined the following:
•	Improper Measurement Dates for Annual Stock Option Grants. In connection with the Company’s annual stock option grants to certain employees in 2000, 2001, 2003 and 2004, the number of shares that certain individual employees were entitled to receive was not determined until after the original grant date, and therefore the measurement date for such options was subsequent to the original grant date. In addition, in connection with the Company’s annual stock option grant to employees in 2000, the exercise price was not set in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. As a result, the Company has restated its historical financial statements to increase stock-based compensation expense by approximately $14.3 million recognized over the applicable vesting periods.

•	Improper Measurement Dates for Other Stock Option. Certain options to new employees and board members were granted on dates other than their respective start date with the Company. As a result, the Company has restated its historical financial statements to increase stock-based compensation expense by approximately $1.3 million recognized over the applicable vesting periods.

•	Incomplete Documentation or Approval for Stock Option Grants. In 2000 and 2001 the Company did not have sufficient documentation to support certain measurement dates and did not obtain the required approvals for stock options issued to certain individuals. As a result, the Company has restated its historical financial statements to increase stock-based compensation expense by approximately $4.6 million recognized over the applicable vesting periods.

•	Stock Options Grants to Non-employees. In 2000, the Company did not properly account for stock option grants issued to a consultant who later became an employee. The Company erroneously accounted for the grant in accordance with APB No. 25 rather than FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and related interpretations. As a result, the Company has restated its historical financial statements to increase stock-based compensation expense by approximately $3.0 million.

•	Modifications to Stock Option Grants. From 1999 through 2002, the Company did not properly account for stock options for certain individuals that were modified after the grant date. Some of these modifications were not identified in the Company’s financial reporting processes and were therefore not properly reflected in its financial statements. As a result, The Company has restated its historical financial statements to increase stock-based compensation expense by approximately $843,000 recognized as of the date of the respective modifications.
     As a result of the above, the Company has recorded additional non-cash stock-based compensation expense of approximately $24.1 million on stock option grants made from 1999 through 2004. In addition, the Company recorded approximately $1.7 million of additional compensation expense in 2005 related to its obligation under pre-existing commitments to reimburse employees for penalties incurred resulting from receipt of in-the-money option grants.Tax impacts of these additional expenses included; a reclassification of windfall tax benefits of $4.8 million which were previously recognized in paid-in-capital and now are required to be recognized as a tax benefit and additional tax expenses resulting from non-deductible employee compensation of $2.5 million, which together result in a net benefit of $2.3 million.
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

	Years Ended September 30,
Adjustments to Stock Based Compensation by Category	(in thousands)
	2005	2004	2003	Cumulative
				Effect
				1999-2002

Improper measurement dates for annual stock option grants	$464	$719	$1,407	$11,717
Modifications to stock option grants	335	356	152	—
Incomplete documentation or approval for stock option grants	—	—	—	4,625
Improper measurement dates for other stock option grants	34	107	272	904
Stock option grants to non-employees	—	—	—	2,988

Total adjustment to income (loss) before provision for income taxes	833	1,182	1,831	20,234
Payroll related liabilities	1,700	—	—	—

Total adjustments to net income	2,533	1,182	1,831	20,234
Income tax impact of restatement adjustments	2,298	(4,557)	—	—

Total adjustments to net income	$4,831	$(3,375)	$1,831	$20,234

The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated statements of operations for the three and nine months ended June 30, 2005, and the consolidated balance sheet and September 30, 2005 (in thousands):

	Three months	Nine months ended
	ended June 30, 2005	June 30, 2005
Consolidated Statement of Operations:
Cost of revenues product
As previously reported	$12,751	$35,099
As restated	$12,752	$35,104
Cost of revenues services
As previously reported	$4,306	$11,600
As restated	$4,312	$11,622
Gross Profit
As previously reported	$56,007	$154,104
As restated	$56,000	$154,077
Sales and marketing
As previously reported	$23,207	$63,732
As restated	$23,219	$64,291
Research and development
As previously reported	$7,547	$22,310
As restated	$7,584	$22,450
General and administrative
As previously reported	$5,833	$16,693
As restated	$6,316	$18,148
Income from operations
As previously reported	$19,420	$51,369
As restated	$18,881	$49,188
Income before income taxes
As previously reported	$21,543	$56,520
As restated	$21,004	$54,339
Provision for income taxes
As previously reported	$7,566	$20,438
As restated	$8,311	$22,344
Net income
As previously reported	$13,977	$36,082
As restated	$12,693	$31,995
Basic net income per share
As previously reported	$0.37	$0.98
As restated	$0.33	$0.87
Diluted net income per share
As previously reported	$0.35	$0.93
As restated	$0.32	$0.83

As of
September 30, 2005
Consolidated Balance Sheet:
Deferred tax asset
As previously reported	$3,935
As restated	$4,175
Accrued liabilities
As previously reported	$19,648
As restated	$23,931
Common stock
As previously reported	$412,419
As restated	$431,897
Retained earnings
As previously reported	$53,221
As restated	$29,700
Shareholders equity
As previously reported	$464,210
As restated	$460,167
     These adjustments, along with the stock-based items referenced above, did not affect the Company’s previously reported cash and cash equivalents and investments balances in prior periods. In addition, these adjustments had no impact on reported net cash flows from operating activities.
     The following table sets forth the impact of the restatement on the pro forma effect on the Company’s net income and net income per share for the quarter ended June 30, 2005, had compensation expense been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123 (in thousands, except per share data):

	Three months ended	Nine months ended
	June 30, 2005	June 30, 2005
Pro forma net income
As previously reported	$12,094	$29,062
As restated	$10,892	$25,586
Pro forma net income per share — basic
As previously reported	$0.32	$0.79
As restated	$0.29	$0.70
Pro forma net income per share - diluted
As previously reported	$0.31	$0.75
As restated	$0.28	$0.66

3. Commitments and Contingencies
Guarantees and Product Warranties
     In the normal course of business to facilitate sales of the Company’s products, the Company indemnifies other parties, including customers, resellers, lessors, and parties to other transactions with them, with respect to certain matters. The Company has agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with their officers and directors, and their bylaws contain similar indemnification obligations to the Company’s agents. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.
     The Company generally offers warranties of one year for hardware and 90 days for software. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. The following table summarizes the activity related to product warranties for the three months and nine months ended June 30, 2006 and 2005 (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance, beginning of period	$1,582	$1,063	$1,565	$1,062
Provision for warranties issued	508	502	1,208	1,039
Payments	(508)	(504)	(1,191)	(1,040)

Balance, end of period	$1,582	$1,061	$1,582	$1,061

Purchase Commitments
     The Company currently has arrangements with contract manufacturers and other suppliers for the manufacture of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on their behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless they give notice of order cancellation in advance of applicable lead times. As of June 30, 2006, the Company was committed to purchase approximately $12.3 million of such inventory during the next quarter.
Legal Proceedings
     Internal Revenue Service Audit. The Company received a notice from the Internal Revenue Service (the “IRS”) indicating the IRS would be auditing its tax returns for the 2002, 2003, and 2004 fiscal years. The Company has produced documents and other information to the IRS and are currently in discussions with the IRS to resolve all issues arising from this audit. The Company does not believe this audit and any settlement with the IRS will have a material adverse impact on its consolidated financial position or results of operations.
     Derivative Suits. On May 24, 2006, a shareholder action captioned Adams v. Amdahl et al. was filed against certain of the Company’s current and former officers and directors in the King County Superior Court in Washington. The complaint generally alleges that the defendants breached their fiduciary duties to the Company in connection with the granting of certain stock options. Five additional shareholder derivative complaints, based on substantially the same allegations, were subsequently filed in the Washington federal and state courts. Although litigation is subject to inherent uncertainties, the Company does not believe the results of these pending actions will, individually or in the aggregate, have a material adverse impact on the consolidated financial position or results of operations.
     Nasdaq Delisting. On July 20, 2006, the Company announced that it would be unlikely that the Special Committee’s review would be completed in time for the Company to file its Form 10-Q for the quarter ended June 30, 2006, by the SEC’s deadline of August 14, 2006. In August 2006, the Company failed to timely file its Form 10-Q for the period ended June 30, 2006 as a result of the ongoing Special Committee investigation. On August 14, 2006, the Company received a written Staff Determination Notice from the Nasdaq Stock Market (“Nasdaq”) stating that the Company was not in compliance with Nasdaq’s Marketplace Rule 4310(c)(14) because it had not timely filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and that, therefore, its securities were subject to delisting. On August 18, 2006, the Company appealed Nasdaq’s Staff’s delisting determination to the Nasdaq Listings Qualifications Panel (“Panel”) and requested an oral hearing before the Panel. On August 23, 2006, Nasdaq’s Staff stayed the delisting action pending a final written decision on the Company’s appeal by the Panel. A hearing before the Panel occurred on September 22, 2006. On November 28, 2006, the Company received notice that the Panel had granted their request for continued listing on the Nasdaq Global Market, subject to certain conditions the Company expects to satisfy within the time period requested by the Panel.
     The Company is not aware of any other pending legal proceedings than those mentioned above that, individually or in the aggregate, would have a material adverse effect on the Company’s business, operating results, or financial condition. The Company may in the future be party to litigation arising in the ordinary course of business, including claims that allegedly infringe upon third-party trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.
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
     The following presents revenues by geographic region (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
Americas	$57,318	$46,989	$162,072	$119,665
EMEA	19,906	12,730	51,809	34,466
Japan	10,325	6,007	36,240	26,889
Asia Pacific	12,580	7,338	32,211	19,783

	$100,129	$73,064	$282,332	$200,803

     Net revenues from international customers are primarily denominated in U.S. dollars and totaled $42.8 million and $26.1 million for the three months ended June 30, 2006 and 2005, respectively, and $120.3 and $81.1 million for the nine months June 30, 2006 and 2005, respectively. Two domestic distributors accounted for 26.5% and 25.2% of total net revenue for the three and nine month periods ended June 30, 2006, respectively. One domestic distributor accounted for 22.7% and 19.9% of total net revenue for the three and nine month periods ended June 30, 2005, respectively. One domestic distributor accounted for 6.7% and 31.1% of accounts receivable as of June 30, 2006 and 2005, respectively.
5. Business Combinations
     On October 4, 2005, the Company acquired all of the capital stock of Swan Labs, a privately held Delaware corporation headquartered in San Jose, California for $43.0 million in cash. The Company also incurred $3.2 million of direct transaction costs for a total purchase price of approximately $46.2 million. As a result of the transaction, the Company acquired all the assets of Swan Labs, all property, equipment and other assets that Swan Labs used in its business and assumed all the liabilities of Swan Labs. Swan Labs provides wide area network (WAN) optimization and application acceleration products and services. The addition of Swan Labs is intended to allow the Company to quickly enter the WAN optimization market, broaden their customer base and augment their existing product line. The results of operations of Swan Labs have been included in the Company’s consolidated financial statements from the date of acquisition.
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

Restatement of Previously Issued Financial Statements
     As previously announced, the Securities Exchange Commission (“SEC”) and the United States Attorney’s Office for the Eastern District of New York (the “Department of Justice”) are conducting inquiries into our stock option practices; we are continuing to cooperate fully with the SEC and the Department of Justice regarding these inquires. In May 2006, our Board of Directors formed a special committee of outside directors with broad authority to conduct a review of the Company’s stock option practices, including a review of our underlying stock option documentation and procedures (the “Special Committee”).
     In October 2006, the Special Committee determined that the recorded grant dates for certain stock options granted during fiscal years 1999 through 2004 should not be relied upon as the measurement date for accounting purposes and that the accounting treatment used for the vesting of certain stock options was incorrect. Because the prices at the originally stated grant dates were lower than the prices on the actual measurement dates, we determined we should have recognized material amounts of stock-based compensation expense which were not accounted for in our previously issued financial statements. Therefore, the Audit Committee of our Board of Directors (the “Audit Committee”) after consultation with management concluded that our previously filed unaudited interim and audited financial statement for the years ended September 30, 2005, 2004, 2003, 2002, 2001, 2000 and 1999 as well as the unaudited interim financial statements for the first and second quarters ended December 31, 2005 and March 31, 2006, should no longer be relied upon because these financial statements contained material misstatements and would need to be restated. As such, we have restated our financial statements for the years ended September 30, 2005, 2004 and 2003 and the related disclosures in our Annual Report on Form 10-K/A No. 2 and our interim financial statements for the quarterly and year to date periods ended December 31, 2005 and March 31, 2006.
     As a result of the above, we have recorded additional non-cash stock-based compensation expense of approximately $24.1 million on stock option grants made from 1999 through 2004 and additional payroll related liabilities of approximately $1.7 million, recorded in 2005. Tax impacts of these additional expenses included a reclassification of windfall tax benefits of $4.8 million, which were previously recognized in paid-in-capital and now are required to be recognized as a tax benefit, and additional tax expenses resulting from non-deductible employee compensation of $2.5 million, which together result in a net benefit of $2.3 million. Our restated consolidated financial statements reflect a decrease in net income of approximately $23.5 million for the periods 1999 through 2005. These charges had no impact on our reported net sales or cash and cash equivalents.
     The cumulative effect of the restatement adjustments on our consolidated balance sheet at September 30, 2005 resulted in a decrease in retained earnings of $23.5 million partially offset by an increase in additional paid-in capital of $19.5 million, which results in a net decrease in total shareholders’ equity of $4.0 million. All of the restatements of financial statements, financial data and related disclosures described in this Quarterly Report on Form 10-Q are collectively referred to elsewhere in this Quarterly Report on Form 10-Q as the “restatement”.
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
• Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first nine months of fiscal year 2006 was primarily due to net income from operations, with operating activities providing cash of $107.4 million. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for the first nine months of fiscal year 2006 were comprised primarily of tenant improvements and information technology infrastructure and equipment to support the growth of our core business activities. We will continue to evaluate possible acquisitions of or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.
• Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health. Deferred revenues continued to increase due to the growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our day’s sales outstanding for the third quarter of fiscal year 2006 was 51. We expect to maintain this metric going forward.
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
     Stock-based Compensation. We adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“FAS 123R”), on July 1, 2005. We recognized $5.4 million and $15.5 million of expense related to stock-based compensation charges included in operating expenses for the three months and nine months ended June 30, 2006, respectively. Prior to July 1, 2005, we accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25 no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
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
     Effective July 1, 2005 we adopted the straight-line attribution method for recognizing compensation expense. Previously under the disclosure-only provisions of FAS 123, we used the accelerated method of expense recognition pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). For all unvested options outstanding as of July 1, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis over the remaining vesting period. For share-based payments granted subsequent to July 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period. As of June 30, 2006, there was $24.2 million of total unrecognized compensation cost, the majority of which will be recognized ratably over the next two years. Going forward, stock compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.

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
     FAS 123R also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. Our estimated forfeiture rate in the third quarter of fiscal year 2006 is 5%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
     Goodwill Impairments. Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. We have adopted the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. In fiscal year 2003, goodwill of $25.5 million was recorded in connection with the acquisition of MagniFire Websystems Inc. In fiscal year 2004 goodwill of $32.0 million was recorded in connection with the acquisition of Swan Labs in fiscal year 2006. We complete our annual impairment test in the second quarter of each fiscal year and when events or conditions indicate that an impairment may have occurred. There was no impairment of goodwill during the nine months ended June 30, 2006 and 2005, respectively.
Results of Operations
     The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands, except percentages)
Net Revenues
Products	$77,192	$57,112	$218,558	$156,841
Services	22,937	15,952	63,774	43,962

Total	$100,129	$73,064	$282,332	$200,803

Percentage of net revenues
Products	77.1%	78.2%	77.4%	78.1%
Services	22.9	21.8	22.6	21.9

Total	100.0%	100.0%	100.0%	100.0%

     Net revenues. Total net revenues increased 37.0% and 40.6% for the three and nine months ended June 30, 2006, respectively, up from the comparable periods in the prior year. The improvement was due to increased demand for our application delivery networking products and higher services revenues resulting from our increased installed base of products. During the three and nine months ended June 30, 2006, each of our primary geographic regions reported higher revenues compared to the prior period. International revenues were 42.8% and 42.6% of total net revenues for the three and nine months ended June 30, 2006, respectively, compared to 35.7% and 40.4% for the three and nine months ended June 30, 2005, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
     Net product revenues increased 35.2% and 39.4% for the three and nine months ended June 30, 2006, respectively up from the comparable periods in the prior year. The increase in the nine months ended June 30, 2006, was primarily due to absolute growth in the volume of product sales of our Application Traffic Management (ATM), product line as well as incremental revenues derived from sales of our FirePass and TrafficShield product lines. Sales of our ATM family of application delivery networking products represented 86.2% and 88.8% of product revenues for the three months ended June 30, 2006 and 2005, respectively, and 89.0% and 89.5% of product revenue for the nine months ended June 30, 2006 and 2005, respectively.
     Net service revenues increased 43.8% and 45.1% for the three month and nine months ended June 30, 2006, respectively, up from the comparable periods in the prior year. The increase in services revenue was primarily due to increases in the purchase or renewal of maintenance contracts as our installed base of products increased.
     Ingram Micro Inc. and GE Access, two of our domestic distributors, accounted for 14.5% and 12.0% of our total net revenue for the three months ended June 30, 2006, respectively, and 14.0% and 11.2% of our total net revenue for the nine months ended June 30, 2006, respectively. Ingram Micro Inc., accounted for 22.7% and 19.9% of our total net revenues for the three and nine month periods ended June 30, 2005, respectively. GE Access accounted for 6.7% of our accounts receivable as of June 30, 2006.

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands, except percentages)
		(as restated)(1)		(as restated)(1)
Cost of net revenues and gross profit
Products	$15,869	$12,752	$45,903	$35,104
Services	6,649	4,312	17,469	11,622

Total	22,518	17,064	63,372	46,726

Gross profit	$77,611	$56,000	$218,960	$154,077
Cost of net revenues and gross profit (as a percentage of related net revenue)
Products	20.6%	22.3%	21.0%	22.4%
Services	29.0	27.0	27.4	26.4

Total	22.5	23.4	22.4	23.3

Gross profit	77.5%	76.6%	77.6%	76.7%

(1)	See Note 2, “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements.
     Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, and amortization expenses in connection with developed technology from acquisitions. Our product margins remained stable for all periods presented at approximately 77%. In absolute dollars, cost of net product revenues increased to $15.9 million and $45.9 million for the three and nine months ended June 30, 2006, respectively, up from $12.8 million and $35.1 million for the three and nine months ended June 30, 2005, respectively. The increases were primarily due to the higher volume of units shipped.
     Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities, and depreciation expenses. For the three months and nine months ended June 30, 2006, cost of net services revenues as a percentage of net service revenues increased to 29.0% from 27.4%, in the prior period. Cost of net service revenues also increased in absolute dollars primarily as a result of recent growth in professional services headcount. Professional services headcount at the end of June 2006 increased to 195 from 121 at the end of June 2005. Going forward, we expect to continue to increase our cost of service revenues to support our expanded product lines and growing customer base.
     We expect to maintain our gross margins in the near term; however, gross margins could be adversely affected by increased material cost, component shortages, excess and obsolete inventory charges and heightened sales price competition.

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands, except percentages)
		(as restated)(1)		(as restated)(1)
Operating expenses
Sales and marketing	$32,364	$23,219	$92,391	$64,291
Research and development	12,517	7,584	35,271	22,450
General and administrative	10,175	6,316	24,720	18,148

Total	$55,056	$37,119	$152,382	$104,889

Operating expenses (as a percentage of net revenue)
Sales and marketing	32.3%	31.8%	32.7%	32.0%
Research and development	12.5	10.4	12.5	11.2
General and administrative	10.2	8.6	8.8	9.0

Total	55.0%	50.8%	54.0%	52.2%

(1)	See Note 2, “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements.
     Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, facilities and depreciation expenses. In absolute dollars, sales and marketing expenses increased 39.4% and 43.7% for the three and nine months ended months ended June 30, 2006, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to increased sales and marketing commissions and personnel costs of $5.1 million and $15.2 million for the three and nine months ended June 30, 2006, respectively. The increased commissions and personnel costs were driven by growth in sales and marketing employee headcount and increased revenue for the respective periods. Sales and marketing headcount at the end of June 2006 increased to 415 from 309 at the end of June 2005. In addition, sales and marketing expense includes stock-based compensation expense of $2.3 million and $6.6 million for the three and nine months ended June 30, 2006, respectively, due to the adoption of FAS 123R in the fourth quarter of fiscal year 2005. We expect to continue to increase sales and marketing expenses in absolute dollars in order to grow revenues and increase our market share.
     Research and development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses. In absolute dollars, research and development expenses increased 65.0% and 57.1% for the three and nine months ended months ended June 30, 2006, respectively, from the comparable periods in the prior year. The increase in research and development expenses was primarily due to higher research and development salary and benefit expenses of $2.4 million and $6.1 million for the three and nine months ended June 30, 2006, respectively. Research and development headcount at the end of June 2006 increased to 281 from 211 at the end of June 2005. The growth in research and development employee headcount was primarily related to enhancement of our current products and our ability to develop new, technologically advanced products that meet the changing needs of our customers. In addition, research and development expense includes stock-based compensation expense of $1.6 million and $4.6 million for the three and nine months ended June 30, 2006, respectively, due to the adoption of FAS 123R in the fourth quarter of fiscal year 2005. We expect to continue to increase research and development expenses as our future success is dependent on the continued development of our products.

     General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities, and depreciation expenses. In absolute dollars, general and administrative expenses increased 61.1% and 36.2% for the three and nine months ended months ended June 30, 2006, respectively, from the comparable period in the prior year. The increase in general and administrative expenses was primarily due to stock-based compensation expense of $1.5 million and $4.4 million for the three and nine months ended June 30, 2006, respectively, due to the adoption of FAS 123R in the fourth quarter of fiscal year 2005. In addition, general and administrative salary and benefit expenses increased $0.5 million and $1.9 million for the three and nine months ended June 30, 2006, respectively. General and administrative headcount at the end of June 2006 increased to 123 from 92 at the end of June 2005. These increases in general and administrative expenses were partially offset by a decrease in bad debt expense. General and administrative expense is expected to remain at these increased levels as we continue to build our infrastructure to support the worldwide growth of our business.

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands, except percentages)
		(as restated)(1)		(as restated)(1)
Other Income and Income Taxes
Income from operations	$22,555	$18,881	$66,578	$49,188
Other income, net	4,759	2,123	11,606	5,151

Income before income taxes	27,314	21,004	78,184	54,339
Provision for income taxes	10,349	8,311	29,931	22,344

Net income	$16,965	$12,693	$48,253	$31,995

Other income and income taxes (as percentage of revenue)
Income from operations	22.5%	25.8%	23.6%	24.5%
Other income, net	4.8	2.9	4.1	2.6

Income before income taxes	27.3 2	28.7	27.7	27.1
Provision for income taxes	10.3	11.4	10.6	11.1

Net income	16.9%	17.4%	17.1%	15.9%

(1)	See Note 2, “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements.
     Other income, net. Other income, net, consists of interest income and foreign currency transaction gains and losses. Other income, net, increased 124.2% as compared to the prior period. The significant increase was due to a combination of higher yields and increased investment balances. The increased investment balances are the result of cash provided from operating and financing activities.
     Provision for Income taxes. We recorded a 38.3% provision for income taxes during the current period. As of June 30, 2006 we do not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that the assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at June 30, 2006 and June 30, 2005 were $13.4 million and $46.1 million, respectively. Our world wide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in our geographic locations, changes in the valuation of our net deferred tax assets, resolution of potential exposures or establishment of potential exposures, introduction of new accounting standards or changes in tax laws or interpretations thereof in any of our geographic locations. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on judgment of whether, and the extent to which, additional taxes and interest may be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or changes in tax laws or interpretations thereof. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense and a fluctuation in our effective tax rate.
Liquidity and Capital Resources
     Cash and cash equivalents, short-term investments and long-term investments were $453.4 million as of June 30, 2006 compared to $365.0 million as of September 30, 2005, representing an increase of $88.4 million. The increase was primarily due to cash provided by operating activities of $107.4 million for the nine months ended June 30, 2006 compared to $52.3 million for the same period in the prior year. The increase in cash flow from operations for the first nine months of fiscal year 2006 resulted from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges.
     Cash used in investing activities was $180.6 million for the nine months ended June 30, 2006 compared to $130.2 million for the same period in the prior year. The significant amount of cash used in investing activities for the first nine months of fiscal year 2006 was primarily due to the purchase of investments partially offset by the sale of investments and $42.8 million of cash payments, net of cash acquired, to shareholders of Swan Labs, which was acquired in October 2005.
     Cash provided by financing activities for the nine months ended June 30, 2006 was $42.5 million compared to $64.6 million for the same period in the prior year. Our financing activities for the nine months ended June 30, 2006 and 2005 consisted of cash received from the exercise of employee stock options and purchases under our employee stock purchase plan. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances together with cash generated from operations should be sufficient to meet our operating requirements for the foreseeable future.
     As of June 30, 2006, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2012. There have been no material changes in our principal lease commitments compared to those discussed in our Annual Report on Form 10-K/A No. 2 for the year ended September 30, 2005. In connection with the lease agreement for our corporate headquarters we established a restricted escrow account collateralized by a certificate of deposit that has been included on our balance sheet as a component of restricted cash. The total amount required in escrow reduces at various dates as set forth by the lease agreement. The amount required in escrow at June 30, 2006 was $3.6 million as set forth by the lease agreement.
     We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of June 30, 2006, we were committed to purchase approximately $12.3 million of such inventory during the next quarter. Committed purchases includes additional component inventory due to the anticipated Restriction of Hazardous Substances Directive (RoHS) requirements in the European Union which became effective July 1, 2006.
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
     Our historical stock option practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation. In May 2006 several derivative actions were filed against certain current and former directors and officers based on allegations relating to our historical stock option practices. We cannot assure you that this current litigation will result in the same conclusions reached by the Special Committee.
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
The matters relating to the Special Committee’s review of our historical stock option practices and the restatement of our consolidated financial statements has resulted in regulatory proceedings against us and may result in future regulatory proceedings, which could have a material adverse impact on our financial condition
     On November 8, 2006, we announced that the Special Committee had completed its review of our historical stock option practices. Upon completion of its review, the Special Committee found that the recorded grant dates for certain stock options granted during fiscal years 1999 to 2004 should not be relied upon as the measurement date for accounting purposes and the accounting treatment used for the vesting of certain stock options was incorrect. Based on the Special Committee’s review, to correct the accounting treatment, we have amended our Quarterly Reports on Form 10-Q for the three months ended December 31, 2005 and March 31, 2006 and our Annual Report on Form 10-K/A (as amended) for the year ended September 30, 2005, to restate the consolidated financial statements contained in those reports.
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

As a result of our delayed filing of our Form 10-Q for the quarter ended June 30, 2006, our inability to maintain our Form S-3 eligibility may adversely affect our ability to raise future capital
     As a result of our delayed filing of this Quarterly Report on Form 10-Q, we will be ineligible to register our securities on Form S-3 for sale by us or resale by other security holders until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year from the date that this Quarterly Report on Form 10-Q was originally due. In the meantime, we have the ability to use Form S-1 to raise capital or complete acquisitions, which could increase the transaction costs and adversely affect our ability to raise capital or complete acquisitions of other companies during this period.
Anti-takeover provisions could make it more difficult for a third party to acquire us
     Our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of our company without further action by our shareholders and may adversely affect the voting and other rights of the holders of common stock. Further, certain provisions of our bylaws, including a provision limiting the ability of stockholders to raise matters at a meeting of shareholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of our company, which could have an adverse effect on the market price of our common stock. In addition, our articles of incorporation provide for a staggered board, which may make it more difficult for a third party to gain control of our board of directors. Similarly, state anti-takeover laws in the State of Washington related to corporate takeovers may prevent or delay a change of control of our company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine month period ended June 30, 2006, compared to those discussed in our Annual Report on Form 10-K/A No. 2 for the year ended September 30, 2005.
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
     Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006 and, based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level, as of June 30, 2006, due to the existence of the material weakness described below.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the restatement discussed under the heading “Restatement of Previously Issued Financial Statements” in Note 2 to our consolidated financial statements included in this Quarterly Report on Form 10-Q, the following material weakness was identified in the Company’s internal control over financial reporting as of September 30, 2005 that continued to exist as of June 30, 2006. We did not maintain effective controls over our granting and modification of stock options and the related accounting for and disclosure of stock-based compensation expense. Specifically, effective controls, including monitoring, were not designed and in place to ensure the existence, completeness, accuracy, valuation and presentation of activity related to our granting and modification of stock options. This control deficiency resulted in the misstatement of our stock-based compensation expense, additional paid-in capital and related income tax accounts and related disclosures, and in the restatement of our 2005, 2004 and 2003 annual consolidated financial statements and the interim consolidated financial statements for the first and second quarters of 2006 and all quarters of 2005 and 2004 and an audit adjustment to the interim consolidated financial statements for the third quarter of 2006. Further, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.
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
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Information about legal proceedings is set forth in Note 3 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. Reference is also made to Item 3, “Legal Proceedings” in our Annual Report on Form 10-K/A No. 2 for the year ended September 30, 2005, filed December 12, 2006 (the “2005 10-K Amendment”) for descriptions of our legal proceedings. We continue to believe that the resolution of these legal proceedings will not have a material adverse effect on us and there have been no material developments since the filing of the 2005 10-K Amendment.
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