Form 10-K
period 2006-09-30
F5 NETWORKS INC
filed 2006-12-14
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 000-26041

F5 Networks, Inc.
(Exact name of Registrant as specified in its charter)

WASHINGTON	91-1714307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 31, 2006, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $2,926,898,719 based on the closing sales price of the Registrant’s Common Stock on the Nasdaq Global Market on that date.

As of December 6, 2006, the number of shares of the Registrant’s common stock outstanding was 41,098,236.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of this Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the Registrant’s Definitive Proxy Statement for the Annual Shareholders Meeting for fiscal year 2006, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this Report relates.

F5 NETWORKS, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2006

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

General

F5 Networks, Inc. is a leading provider of application delivery networking products that improve the performance, availability and security of applications running on networks that use the Internet Protocol (IP). IP traffic between servers running applications and clients using those applications passes through our products where the content is inspected and modified to ensure that it is delivered securely and in a way that optimizes the performance and availability of both the network and the applications.

Our BIG-IP products help manage IP traffic between network servers, clients and other devices in a way that maximizes the availability, scalability and throughput of those network components and the applications that run on them. Our complementary FirePass SSL VPN products let enterprises provide authorized users connected to the Internet with secure remote access to their corporate networks and applications by leveraging standard Web browser technology. Our Application Security Manager (formerly called TrafficShield) application firewall provides content-based, application-level security against malicious attacks that network firewalls and other security devices can’t prevent. Our WANJet and WebAccelerator products optimize the flow of traffic over Wide Area Networks, or WANs, to enhance the performance and availability of applications for remote users. Our BIG-IP products share a common full-proxy operating system, TMOS, or Traffic Management Operating System, that enables them to inspect and modify traffic flows to and from servers and has built-in functionality to secure, optimize and ensure the availability of application traffic. iRules, a unique feature of TMOS, is a scripting language based on TCL (Tools Command Language), that enables customers and third parties to write customized rules to inspect and modify traffic. Our application delivery networking products that are integrated on the TMOS platform also share a common software interface called iControl, which enables them to communicate with one another and allows them to be integrated with third party products, including custom and commercial enterprise applications.

During the past year, we have continued to execute on our strategy to migrate all of our products onto the TMOS platform. Early in calendar 2006, we introduced new versions of our legacy Link Controller and Global Traffic Management products on TMOS and a TMOS-based version of TrafficShield, called Application Security Manager. In July, we announced that the WebAccelerator product would also be available as a module on TMOS as part of our 9.4 release.

The flexibility of our software-based technology, the powerful capabilities of iRules and iControl, the breadth of features and functions available on our products, and the integration of those features and functions on TMOS are characteristics that we believe differentiate our products from other application delivery networking products. These characteristics enable us to provide comprehensive solutions that address the core requirements of IP-based networks and business applications, including high availability, high performance, intelligent traffic management, streamlined manageability, bandwidth optimization, remote access to corporate networks, and network and application security. In connection with our products, we offer a broad range of services including consulting, training, installation, maintenance and other technical support services.

F5 Networks was incorporated on February 26, 1996 in the State of Washington. Our headquarters is in Seattle, Washington and our mailing address is 401 Elliott Avenue West, Seattle, Washington 98119. The telephone number at our executive offices is (206) 272-5555. We have subsidiaries or branch offices in Australia, Canada, China, France, Germany, Hong Kong, Israel, Japan, Malaysia, Northern Ireland, Russia, Singapore, South Korea, Taiwan, Thailand and the United Kingdom. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website, www.f5.com, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Unless the context otherwise requires, in this Annual Report on Form 10-K, the terms “F5 Networks,” “the Company,” “we,” “us,” and “our” refer to F5 Networks, Inc. and its subsidiaries. Our fiscal year ends on September 30 and fiscal years are referred to by the calendar year in which they end. For example, “fiscal year 2005” and “fiscal 2005” refer to the fiscal year ended September 30, 2005.

Industry Background

Internet Protocol (IP) is a communications language used to transmit data over the Internet. Since the late 1990s, businesses have responded to the power, flexibility and economy of the Internet by deploying new IP-based applications, upgrading their client-server applications to new IP-enabled versions, and enabling existing or legacy applications for use over the Internet. Over the next several years, we believe this process will accelerate as more and more organizations discover the benefits of deploying IP-enabled applications and new technologies continue to enhance the performance, reliability and security of both applications and IP networks. In addition, we believe the growth of Internet usage will continue to be driven by new applications such as Web Services and Voice over IP, the growth of broadband Internet access, remote use of applications, and the increasing popularity of mobile Internet access through wireless devices such as cellular telephones, PDAs and notebook computers.

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

Application Delivery Networking

As more applications are IP-enabled, there is growing demand for Layer 7 technology that can read the entire contents or flow of data in a packetized transmission and make intelligent decisions based on a dynamic set of business rules about how to handle the transmission to make the applications, network, and servers always secure, fast, and available. Basic Layer 7 functions include load-balancing (distributing traffic across multiple servers while making them appear to be a single server), and health-checking (monitoring the performance of servers and applications to ensure that they are working properly before routing traffic to them). In addition, Layer 7 processing encompasses a growing number of functions that have typically been performed by the server or the application itself, or by point solutions running on separate devices. This category includes a growing number of functions, such as the following:

•	SSL Acceleration — using Secure Socket Layer (SSL) encryption to secure traffic between the server and the browser on an end user’s client device;

•	Rate Shaping — prioritizing transmissions according to preset rules that give precedence to different types of traffic;

•	Compression — reducing the volume of data transmitted to take maximum advantage of available bandwidth;

•	TCP Optimization — improving server efficiency by maintaining an open connection with a server during interactive sessions;

•	IPv6 Translation — enabling communication and interoperability between networked devices using IPv6, the newest version of the Internet Protocol, and those using the older version IPv4;

•	Application Security — protecting critical web applications from attacks such as Google hacking, cross-site scripting, and parameter tampering;

•	Web Acceleration — enhancing the performance of web applications over wide area networks by reducing latency, eliminating errors, and resolving other issues that slow delivery;

•	WAN Optimization — improving the performance of applications accessed over wide area network links by reducing the number of round trips required and ensuring maximum use of available bandwidth.

•	Global Traffic Management — ensuring high availability, maximum performance and global management for applications running across multiple, globally-dispersed data centers;

•	Link Load Balancing — monitoring availability and performance of multiple WAN connections and intelligently managing bi-directional traffic flows to ensure uninterrupted, optimized Internet access.

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

Currently, the most widespread solution for secure remote access is technology that uses the IP Security (IPSec) Protocol to establish a secure virtual private network (VPN) between a remote device, such as a user’s home PC or a laptop, and the corporate network. Although an IPSec VPN tunnel is very secure, it has a number of drawbacks. One is that IPSec requires the remote device to have special software installed on it, and maintaining the most current version of this software on all user devices is time-consuming and costly. A more serious issue is that once IPSec establishes a connection between a user and the corporate network, the user has full access to any application in the network, and the only way to prevent unauthorized use is to secure each application or physically segment the network. As an alternative to using IPSec VPNs for remote access, technology that employs SSL encryption to establish a secure VPN has emerged and is making inroads in the market. Because this technology relies on the SSL capabilities resident in any standard Web browser, it is not necessary to install additional software on the remote device. This makes it possible to access the network from a cell phone, PDA, kiosk, laptop, PC, or any other device with a standard browser. In addition, SSL VPN technology supports the creation of separate VPN tunnels to each application for which a user is authorized. This allows enterprises to exercise more control over who can gain access to various parts of the network and to specific applications.

Along with the need to provide secure connectivity between users and applications, enterprises face an immediate and growing need to protect applications and other data center resources from application-level security threats that pass through conventional firewalls and slip past intrusion detection and prevention (IDS and IPS) devices. The solution to this problem requires a “positive” security model that contrasts with the “negative” security model used by IDS and IPS devices. In a negative security model, incoming traffic is checked against a list of signatures for known worms, viruses and other security threats, and if no match is found the traffic is allowed to pass. In a positive security model, incoming traffic is checked against a set of rules that define what specific elements are permissible in traffic headed for a particular application and rejects traffic containing anything that does not conform to the rules.

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

Within the past several years, the challenge of delivering optimum application performance has grown in scope and complexity with the increasing deployment of applications over wide area networks. This trend has been fueled by the availability of cheap bandwidth which has enabled enterprises to consolidate information technology resources in centralized data centers. Since the majority of applications are optimized for delivery over local area networks, enterprises face enormous and increasing difficulties in delivering those applications to remote sites in disparate and often far-flung locations. Regardless how much bandwidth is available, application performance over WANs is affected by many factors, associated with both network and application logic, that must be addressed in order to achieve satisfactory application performance. At the network level, application performance is limited by high latency (the effect of physical distance), jitter, packet loss, and congestion. At the application level, performance is further limited by natural behavior of application protocols (especially when faced with latency, jitter, packet loss, and congestion at the network level), application protocols that engage in excessive handshaking across the network links (often referred to as “chattiness”), and the serialization of the applications themselves. To overcome these problems, WAN optimization solutions combine a number of functions including compression, caching and other specialized techniques to reduce the amount of data transmitted, eliminate protocol chattiness, and streamline application performance across WANs.

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

Full Proxy Architecture.  The core of our software technology is the Traffic Management Operating System (TMOS) introduced in September 2004 as part of BIG-IP version 9. We believe this is a major enhancement of our previous technology that enables our products to deliver functionality that is superior on many levels to any other application delivery networking product in the market. With TMOS, our products can inspect, modify and direct both inbound and outbound traffic flows across multiple packets. This ability to manage application traffic to and from servers adds value to applications that pass through our devices in ways that are not possible with other application delivery networking solutions.

Modular Functionality.  In addition to its full proxy architecture, TMOS is specifically designed to facilitate the development and integration of application delivery networking functions as modules that can be added to BIG-IP’s core functionality to keep pace with rapidly evolving customer needs. Add-on modules currently available with BIG-IP version 9 include: Intelligent Compression; SSL Acceleration; Layer 7 Rate Shaping; Advanced Client Authentication; IPv6 Gateway; Caching; and others. Within the past year, we also began shipping Application Security Manager (ASM), Global Traffic Manager, Link Controller, and WebAccelerator as software modules on BIG-IP.

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

Adaptive Intelligence.  The full-proxy capabilities of TMOS enable it to inspect or “read” the entire contents of a transmission across multiple packets and identify specific elements of that transmission, including items such as names, dates, and any type of number or label. Using our industry standard Tool Command Language (TCL) scripting capability, customers can use those elements as variables to create iRules that modify the content and direct the flow of traffic in ways tailored to the dynamic needs of their applications. iRules is a unique feature of TMOS that gives our products flexibility unmatched by competing products.

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

Offering a complete, integrated application delivery product suite that includes application security and WAN optimization. In line with this strategy, we have already introduced TMOS-based versions of our own legacy products (GTM and Link Controller) and products we acquired (Application Security Manager and WebAccelerator). We are currently developing TMOS-based versions of WANJet and FirePass, and within the next year we expect to begin offering TMOS-based versions of third-party products. We believe this approach will continue to differentiate our products and provide customers with the broadest possible set of integrated application delivery networking solutions.

Investing in technology to continue to meet customer needs. We will continue to invest in research and development to provide our customers with comprehensive, integrated application delivery networking solutions. Our product development efforts will continue to leverage the unique attributes of our software-based platforms to deliver new features and functions that address the complex and changing needs of our customers. We will continue to use commodity hardware in order to ensure performance and cost competitiveness.

Enhancing the existing channel model. We are investing significant resources in order to further develop our indirect sales channels. We plan to expand our indirect sales channels through leading industry resellers, systems integrators, Internet service providers and other channel partners. We are also recruiting new channel partners and leveraging our existing channels to sell our security and WAN optimization products.

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

Leveraging DevCentral, our online community of network architects and developers, to promote the use of iRules among customers and third-party developers. Customization of our products using iRules enhances their “stickiness” by allowing customers to solve problems in both their applications and their networks that would be difficult if not impossible to solve by other means.

Enhancing our brand. We plan to continue building brand awareness that positions us as one of the leading providers of application delivery networking solutions. Our goal is to make the F5 brand synonymous with superior technology, high-quality customer service and ease of use.

Products

Our core technology is software for application delivery networking, including application security, secure remote access, and WAN optimization. Our products are systems that integrate our software with hardware that is built using a combination of commodity components and our own custom ASIC for Layer 4 processing. Our flagship product is BIG-IP, which comprises a family of systems that support a growing number of features and functions — including GTM, Link Controller, ASM (TrafficShield) and WebAccelerator — as software modules. We also sell FirePass, ASM (TrafficShield), WANJet and WebAccelerator as separate, stand-alone appliances.

BIG-IP

Products in our family of BIG-IP application switches differ primarily in the hardware configurations that make up each system. Our current BIG-IP systems include five hardware platforms: high-end (BIG-IP 8400, 6800 and 6400), mid-range (BIG-IP 3400), and an entry-level (BIG-IP 1500). Each system uses one or more CPUs for Layer 7 processing, and all but the entry-level systems come equipped with our own proprietary Packet Velocity ASIC for high-performance Layer 4 processing, a commodity Layer 2-3 switch for connectivity, and commodity ASICs for SSL encryption and decryption and for compression. In addition to local area traffic management, which is standard on every system, BIG-IP supports a growing number of add-on software products and features. Software products currently available on BIG-IP include GTM, Link Controller, ASM, and WebAccelerator. Available features include intelligent compression, L7 rate shaping, iPv6 gateway, advanced client authentication, SSL acceleration, advanced routing and fast caching.

FirePass

FirePass appliances provide SSL VPN access for remote users of IP networks and any applications connected to those networks from any standard Web browser on any device. The components of FirePass include a dynamic policy engine, which manages user authentication and authorization privileges, and special components that enable corporations to give remote users controlled access to the full array of applications and resources within the network.

Currently, we sell two FirePass products. The FirePass 1200 Controller is a 1U rack-mount server, designed for small to medium enterprise locations, that supports up to 100 concurrent users. The FirePass 4100 Controller is a 2U rack-mount server, designed for large enterprise locations, that supports up to 2,000 concurrent users.

Application Security Manager (TrafficShield)

Application Security Manager is a Web application firewall that provides comprehensive, proactive, application-layer protection against both generalized and targeted attacks. ASM employs a positive security model (‘deny all unless allowed’) to permit only valid and authorized application transactions. As a result, ASM can prevent “day-zero” attacks and other types of security threats that pass through traditional firewalls and signature-based devices such as intrusion detection and intrusion prevention systems. ASM is available as both a stand-alone system and as an add-on software module for our BIG-IP product family.

WANJet

WANJet combines WAN optimization and traffic-shaping in a single device to accelerate file transfers, email, data replication, and other applications over IP networks. It provides LAN-like performance on any WAN, ensuring predictable application performance for all users, and encrypts and secures all transfers without performance penalties. WANJet is deployed as a dual-sided (symmetric) solution that optimizes application traffic to and from data centers and branch offices.

The WANJet 400 for data centers features fault tolerance and scalability for up to 14,000 optimized connections. For branch offices, the WANJet 200 combines fault tolerant features, silent operation and performance for up to 1,000 optimized connections.

WebAccelerator

WebAccelerator speeds web transactions by optimizing individual network object requests, connections, and end-to-end transactions from the browser through to databases. WebAccelerator enhances web application performance from any location, speeding up interactive performance, improving download times, utilizing bandwidth more efficiently, and dramatically reducing the cost and response time of delivering Web-enabled applications to distributed users where it is not possible to deploy an end point device like WANJet.

The WebAccelerator software, acquired with our purchase of Swan Labs, Inc. (“Swan Labs”) has been ported to TMOS and is available on stand-alone systems or as a software module on BIG-IP.

Enabling Technologies

iControl is an application programming interface that allows customers and independent software vendors to modify their programs to communicate with our products, eliminating the need for human involvement, lowering the cost of performing basic network functions and reducing the likelihood of error. Although we do not derive revenue from iControl itself, the sale of iControl-enabled applications by independent software vendors such as Microsoft and Oracle helps promote and often leads directly to the sale of our other products.

Enterprise Manager, which is designed to facilitate the broader use of our products, takes advantage of iControl to provide a single, centralized management and operational interface for our devices. This feature allows customers with dozens or hundreds of our products to upgrade or modify the software on those products simultaneously from a single console. This lowers the cost and simplifies the task of deploying, managing and maintaining our products and reduces the likelihood of error when blanket changes are implemented.

Product Development

We believe our future success depends on our ability to maintain technology leadership by constantly improving our products and by developing new products to meet the changing needs of our customers. Our product development group employs a standard process for the development, documentation and quality control of software and systems that is designed to meet these goals. This process includes working with management, product management, customers and partners to identify new or improved solutions that meet the evolving needs of our addressable markets.

Our principal software engineering group is located in our headquarters in Seattle, Washington. Our core product development teams for FirePass, WANJet and WebAccelerator are located in San Jose, California. There is also a smaller development facility for WANJet and WebAccelerator in Belfast, Northern Ireland. Our core Application Security Manager (TrafficShield) product development team is located in Tel Aviv, Israel. Our hardware engineering group is located in Spokane, Washington. In addition, we maintain a dedicated facility for product testing and quality control in Tomsk, Russia. Members of all these teams collaborate closely with one another to ensure the interoperability and performance of our hardware and software systems.

During the fiscal years ended September 30, 2006, 2005 and 2004, we had research and product development expenses of $49.2 million, $31.5 million and $24.4 million, respectively.

Customers

Our customers include a wide variety of enterprise customers (Fortune 1000 or Business Week Global 1000 companies) including those in telecommunications, financial services, technology, manufacturing, transportation and government. In fiscal year 2006, international sales represented 42.6% of our net revenues. Refer to Note 9 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our revenues by geographic area.

Sales and Marketing

Sales

We sell our products and services to large enterprise customers and service providers through a variety of channels, including distributors, value-added resellers and systems integrators. A substantial amount of our revenue for fiscal year 2006 was derived from these channel sales. Our sales teams work closely with our channel partners and sell our products and services directly to a limited number of major accounts.

F5 sales teams.  Our inside sales team generates and qualifies leads for regional sales managers and helps manage accounts by serving as a liaison between the field and internal corporate resources. Our field sales personnel are located in major cities in four sales regions: the Americas; Europe, the Middle East, and Africa (EMEA); Japan; and the Asia Pacific region (APAC). Field sales personnel work closely with our channel partners to assist them, as necessary, in the sale of our products and services to their customers. We also sell our products and services directly to a limited group of customers, primarily large enterprises, whose accounts are managed by our major account services team. Field systems engineers support our regional sales managers and channel partners by participating in joint sales calls and providing pre-sale technical resources as needed.

Distributors and value-added resellerss.  Consistent with our goal of building a strong channel sales model, we have established relationships with large national and international distributors, local and specialized distributors and value-added resellers from which we derive the majority of our sales. The distributors sell our products, and the value-added resellers not only sell our products, but also assist their customers in network design, installation and testing. Our agreements with our channel partners are not exclusive and do not prevent them from selling competitive products. These agreements typically have terms of one year with no obligation to renew, and typically do not provide for exclusive sales territories or minimum purchase requirements.

For fiscal year 2006, sales to two of our distributors, Ingram Micro, Inc., and GE Access, represented 13.59% and 11.57% of our total revenues respectively. Our agreements with these distributors are standard, non-exclusive distribution agreements that renew automatically on an annual basis and are terminable by either party with 30 days’ prior written notice. The agreements grant Ingram Micro and GE Access the right to distribute our products to resellers in North America and certain other territories internationally, with no minimum purchase requirements.

Systems integrators.  We also market our products through strategic relationships with systems integrators, who include our products as core components of application or network-based solutions they deploy for their customers. In most cases, systems integrators do not directly purchase our products for resale to their customers. Instead they typically recommend our products as part of broader solutions, such as enterprise resource platform (ERP) or customer relationship management (CRM) solutions, that incorporate our products for high availability and enhanced performance.

Marketing

There are three primary aspects to our marketing strategy. First, we believe our future success depends on our ability to understand and anticipate the dynamic needs of our addressable markets and to develop valuable solutions that address those needs. Our marketing organization works directly with customers, partners and our product development teams to identify and create innovative solutions to further enhance our leadership position. The second aspect is to continue to build upon our iControl strategy. We have established relationships with various independent software vendors who have adapted their applications to interact with our products via the iControl interface. iControl enhances the functionality of third party applications by enabling them to control the network in an automated way, based on business policies and rules associated with the application. As a result, customers who purchase iControl-enabled applications have an incentive to purchase our products in order to take advantage of the enhanced functionality made possible through our technical cooperation. Third, we offer an on-line community website called DevCentral that provides technical resources to customers, prospects and partners wanting to extend and optimize F5 solutions using iRules. A key aspect of DevCentral is an on-line forum where developers as well as application and network architects discuss and share solutions they have written with iRules. At the end of fiscal 2006, DevCentral had more than 11,500 registered members.

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

Backlog

At the end of fiscal years 2006 and 2005, we had product backlog of approximately $12.3 million and $11.7 million, respectively. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers or product specification changes by the customers. Although we believe that the backlog orders are firm, purchase orders may be cancelled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.

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

Manufacturing

We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturer Solectron Corporation for assembly according to our specifications. Solectron installs our software onto the hardware platforms and conducts functionality testing, quality assurance and documentation control prior to shipping our products. Our agreement with Solectron allows them to procure component inventory on our behalf based upon a rolling production forecast. Subcontractors supply Solectron with standard parts and components for our products based on our production forecast. We are contractually obligated to purchase component inventory that our contract manufacturer procures in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As protection against component shortages and to provide replacement parts for our service teams, we also stock limited supplies of certain key components for our products.

Hardware platforms for our products consist primarily of commodity parts and certain custom components designed and approved by our hardware engineering group. Most of our components are purchased from sources which we believe are readily available from other suppliers. However, several components used in the assembly of our products are purchased from single or limited sources such as our proprietary Packet Velocity ASIC for Layer 4 processing that is manufactured for us by a third-party contract semiconductor foundry.

Competition

The increasing breadth of our product offerings has enabled us to address a growing array of opportunities, many of which are outside the bounds of the traditional Layer 4-7 market. Within what Gartner Group calls the Application Acceleration market, we compete in the Application Delivery Controller (ADC) market, which encompasses the traditional Layer 4-7 market, and the WAN Optimization Controller market. Over the next year or two, we believe these two market segments will merge as WANJet is ported to TMOS and WAN optimization effectively becomes a feature of Application Delivery. With ASM available as a software module on BIG-IP and our intention to port FirePass to TMOS within the next 12 months, these products will also become and be viewed as components of our overall Application Delivery solution. For the immediate future, however, these market segments will continue to be viewed as discrete markets.

In 2006, approximately 90 percent of our products and services were sold into the Application Delivery market where our primary competitor is Cisco Systems, Inc. Other competitors in this market include Nortel Networks Corporation, Juniper Networks, Inc., Citrix Systems, Inc., Foundry Networks, Inc. and Radware Ltd.

In the adjacent WAN Optimization market, WANJet competes mainly with Riverbed Technology, Inc., Juniper, Packeteer, Inc., and to a lesser extent Cisco and Citrix. None of our competitors offer an integrated product with advanced features comparable to WebAccelerator.

In the SSL VPN market, we compete with Juniper, Citrix, Aventail Corporation, Nokia, Nortel, and Symantec and a number of smaller players. Because SSL VPNs are a potential replacement for IPSec VPNs, the most widely deployed solution for secure remote access today, we also compete with Check Point Software Technologies, Ltd. Which, along with Juniper, are the market leaders in IPSec VPNs.

Application firewalls represent an emerging market that is populated mainly by private, early-development-stage companies. Other companies that have acquired products similar to Application Security Manager (TrafficShield) include Citrix Systems. None of our competitors offers a high-performance product similar to our Application Security Module, which is tightly integrated with our application delivery products.

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

Employees

As of September 30, 2006, we employed 1,068 full-time persons, including 287 in product development, 442 in sales and marketing, 205 in professional services and technical support and 134 in finance, administration and operations. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to our executive officers and directors as of November 30, 2006:

Name	Age	Position

John McAdam	55	President, Chief Executive Officer and Director
Edward J. Eames	48	Senior Vice President of Business Operations
M. Thomas Hull	47	Senior Vice President of Worldwide Sales
Dan Matte	40	Senior Vice President of Marketing
Andy Reinland	42	Senior Vice President and Chief Finance Officer
John Rodriguez	46	Senior Vice President and Chief Accounting Officer
Karl Triebes	39	Senior Vice President of Product Development and Chief Technology Officer
A. Gary Ames(2)(3)(4)	62	Director
Deborah L. Bevier(4)	55	Director
Keith D. Grinstein(1)(2)(3)	46	Director
Karl D. Guelich(1)(2)(3)	64	Director
Alan J. Higginson(1)(3)	59	Chairman of the Board of Directors
Rich Malone(3)	58	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Governance and Nominating Committee.

(4)	Member of the Special Committee.

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

Deborah L. Bevier was appointed as one of our directors in July 2006. Ms. Bevier is a principal of D.L. Bevier Consulting LLC, an organizational and management consulting firm, and has been president of Waldron Consulting, a division of Waldron & Co., an organizational and management consulting firm, since July 2004. Prior to that time, from 1996 until 2003, Ms. Bevier served as a director, president and chief executive officer of Laird Norton Financial Group and its predecessor companies, an independent financial advisory services firm. From 1973 to 1996, Ms. Bevier held numerous leadership positions with Key Bank of Washington, including chairman and chief executive officer. Ms. Bevier currently serves on the board of directors of Fisher Communications, Inc., a media and communications company, Coinstar, Inc., and Puget Sound Bank. Ms. Bevier holds a B.S. in Economics from State University of New York and a graduate degree from Stonier Graduate School of Banking at Rutgers University.

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

Item 1A.	Risk Factors

In addition to the other information in this report, the following risk factors should be carefully considered in evaluating our company and its business.

Our success depends on our timely development of new products and features, market acceptance of new product offerings and proper management of the timing of the life cycle of our products

We expect the application delivery networking market to be characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Our continued success depends on our ability to identify and develop new products and new features for our existing products to meet the demands of these changes, and for those products and features to be accepted by our existing and target customers. If we are unable to identify, develop, and deploy new products and new product features on a timely basis, our business and results of operations may be harmed.

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

The current life cycle of our products is typically 12 to 24 months. The introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new products. This could harm our operating results by decreasing sales, increasing our inventory levels of older products, and exposing us to greater risk of product obsolescence. We have also experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. This has led to, and may in the future lead to, delayed sales, increased expenses and lower quarterly revenue than anticipated. Also, in the development of our products, we have experienced delays in the prototyping of our products, which in turn has led to delays in product introductions. In addition, complexity and difficulties in managing product transitions at the end-of-life stage of a product can create excess inventory of components associated with the outgoing product that can lead to increased expenses. Any or all of the above problems could materially harm our business and operating results.

Our success depends on sales and continued innovation of our BIG-IP product lines

For the fiscal year ended September 30, 2006, we derived 89.4% of our product revenues from sales of our BIG-IP family of application delivery networking product lines. We expect to derive a significant portion of our net revenues from sales of our BIG-IP products in the future. Implementation of our strategy depends upon BIG-IP being able to solve critical network availability and performance problems of our customers. If BIG-IP is unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in BIG-IP’s product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.

We may not be able to compete effectively in the emerging application delivery networking market

The markets we serve are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors in the application delivery networking market include Cisco Systems, Inc., Nortel Networks Corporation, Foundry Networks, Inc., Citrix Systems, Inc., Radware Ltd. and Juniper Networks, Inc. We expect to continue to face additional competition as new participants enter our market. In addition, larger companies with significant resources, brand recognition, and sales channels may form alliances with or acquire competing application delivery networking solutions and emerge as significant competitors. Potential competitors may bundle their products or incorporate an Internet traffic management or security component into existing products in a manner that discourages users from purchasing our products.

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

We may not adequately protect our intellectual property and our products may infringe on the intellectual property rights of third parties

We rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure of confidential and proprietary information to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In the ordinary course of our business, we are involved in disputes and licensing discussions with others regarding their claimed proprietary rights and cannot assure you that we will always successfully defend ourselves against such claims. If we are found to infringe the proprietary rights of others, or if we otherwise settle such claims, we could be compelled to pay damages or royalties and either obtain a license to those intellectual property rights or alter our products so that they no longer infringe upon such proprietary rights. Any license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing upon the rights of others may be costly or impractical. In addition, we have initiated, and may in the future initiate, claims or litigation against third parties for infringement of our proprietary rights, to determine the scope and validity of our proprietary rights or those of our competitors. Any of these claims, whether claims that we are infringing the proprietary rights of others, or vice versa, with or without merit, may be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to cease using infringing technology, develop non-infringing technology or enter into royalty or licensing agreements. Further, our license agreements typically require us to indemnify our customers, distributors and resellers for infringement actions related to our technology, which could cause us to become involved in infringement claims made against our customers, distributors, or resellers. Any of the above-described circumstances relating to intellectual property rights disputes could result in our business and results of operations being harmed.

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

We may not be able to sustain or develop new distribution relationships and a reduction or delay in sales to a significant distribution partner could hurt our business

Our sales strategy requires that we establish and maintain multiple distribution channels in the United States and internationally through leading industry resellers, systems integrators, Internet service providers and other channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, one domestic distributor of our products accounted for 13.6% and 18.6% of our total net revenue for the fiscal years 2006 and 2005, respectively. A substantial reduction or delay in sales of our products to this or any other key distribution partner could harm our business, operating results and financial condition.

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

Our operating results are exposed to risks associated with international commerce

As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to potential recessions in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political, or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements, and natural disasters. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. International sales represented 42.6% and 40.5% of our net revenues for the fiscal years ended September 30, 2006 and 2005, respectively. In particular, in fiscal year 2006, we derived 13.1% of our total revenue from the Japanese market. This revenue is dependent on a number of factors outside our control, including the viability and success of our resellers and the strength of the Japanese economy.

Changes in governmental regulations could negatively affect our revenues

Our products are subject to various regulations promulgated by the United States and various foreign governments including, but not limited to, environmental regulations and regulations implementing export license requirements and restrictions on the import or export of some technologies, especially encryption technology. Changes in governmental regulation and our inability or failure to obtain required approvals, permits, or registrations could harm our international and domestic sales and adversely affect our revenues, business and operations.

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

Our historical stock option practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation. In May 2006 several derivative actions were filed against certain current and former directors and officers based on allegations relating to our historical stock option practices. We cannot assure you that this current litigation will result in the same conclusions reached by the special committee of outside directors formed by our Board of Directors to conduct a review of our stock option practices (the “Special Committee”).

We may in the future be subject to additional litigation arising in relation to our historical stock option practices and the restatement of our prior financial statements. Litigation may be time consuming, expensive and distracting for management from the conduct of our business. The adverse resolution of any lawsuit could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that any future litigation relating to our historical stock option practices will result in the same conclusions reached by the Special Committee. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could adversely affect our business, results of operations, or financial condition.

The matters relating to the Special Committee’s review of our historical stock option practices and the restatement of our consolidated financial statements has resulted in regulatory proceedings against us and may result in future regulatory proceedings, which could have a material adverse impact on our financial condition

On November 8, 2006, we announced that the Special Committee had completed its review of our historical stock option practices. Upon completion of its review, the Special Committee found that the recorded grant dates for certain stock options granted during fiscal years 1999 to 2004 should be adjusted as the measurement date for accounting purposes and the accounting treatment used for the vesting of certain stock options was incorrect. Based on the Special Committee’s review, to correct the accounting treatment, we have amended our Annual Report on Form 10-K/A (as amended) for the year ended September 30, 2005 and our Quarterly Reports on Form 10-Q for the three months ended December 31, 2005 and March 31, 2006 to restate the consolidated financial statements contained in those reports.

We have received notice from both the Securities and Exchange Commission (“SEC”) and the United States Attorney’s Office for the Eastern District of New York (the “Department of Justice”) that they are conducting informal inquiries into our historical stock option practices, and we have continually cooperated with both agencies. Considerable legal and accounting expenses related to our historical stock option practices have already been incurred to date and significant expenditures may continue to be incurred in the future. We may in the future be subject to additional regulatory proceedings or actions arising in relation to our historical stock option practices and the restatement of our prior period financial statements. Any potential regulatory proceeding or action may be time consuming, expensive and distracting for management from the conduct of our business. The adverse resolution of any potential regulatory proceeding or action could adversely affect our business, results of operations, or financial condition. We cannot assure you that the SEC and Department of Justice inquiries, or any future regulatory action relating to our historical stock option practices, will result in the same conclusions reached by the Special Committee. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us, including criminal penalties, which could adversely affect our business, results of operations, or financial condition.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

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

On October 31, 2006 we entered into an office lease agreement to lease a total of approximately 137,000 square feet of office space in the building known as 333 Elliott West, which is next to the three buildings that currently serve as our corporate headquarters. The lease term is 10 years with an option for renewal. We plan to occupy this new building during the second quarter of fiscal 2008 after construction is completed.

Item 3.	Legal Proceedings

Regulatory proceedings

Internal Revenue Service Audit.  We received a notice from the Internal Revenue Service (the “IRS”) indicating the IRS would be auditing our tax returns for 2002, 2003, and 2004. We have produced documents and other information to the IRS and are currently in discussions with the IRS to resolve all issues arising from this audit. We do not believe this audit and any settlement with the IRS will have a material adverse impact on our consolidated financial position or results of operations.

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

Nasdaq Delisting.  On July 20, 2006 we announced that it would be unlikely that the Special Committee’s review would be completed in time for us to file our Form 10-Q for the quarter ended June 30, 2006, by the SEC’s deadline of August 14, 2006. In August 2006, we failed to timely file our Form 10-Q for the period ended June 30, 2006 as a result of the ongoing Special Committee investigation. On August 14, 2006, we received a written Staff Determination Notice from Nasdaq stating that we are not in compliance with Nasdaq’s Marketplace Rule 4310(c)(14) because we had not timely filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and that, therefore, our securities were subject to delisting. On August 18, 2006, we appealed Nasdaq’s Staff’s delisting determination to the Panel and requested an oral hearing before the Panel. On August 23, 2006, Nasdaq’s Staff stayed the delisting action pending a final written decision on our appeal by the Panel. A hearing before the Panel occurred on September 22, 2006. On November 28, 2006, we received notice that the Panel had granted our request for continued listing on the Nasdaq Global Market, subject to certain conditions we expect to satisfy within the time period requested by the Panel.

There is no assurance that we will not be subject to inquiries related to our stock option grant practices by other federal, state or foreign regulatory agencies.

2001 Securities Suits. In July and August 2001, a series of putative securities class action lawsuits were filed in United States District Court, Southern District of New York against certain investment banking firms that underwrote the Company’s initial and secondary public offerings, the Company and some of the Company’s officers and directors. These cases, which have been consolidated under In re F5 Networks, Inc. Initial Public Offering Securities Litigation, No. 01 CV 7055, assert that the registration statements for the Company’s June 4, 1999 initial public offering and September 30, 1999 secondary offering failed to disclose certain alleged improper actions by the underwriters for the offerings. The consolidated, amended complaint alleges claims against the Company and those of our officers and directors named in the complaint under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Other lawsuits have been filed making similar allegations regarding the public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. In October 2002, the directors and officers were dismissed without prejudice. The issuer defendants filed a coordinated motion to dismiss these lawsuits in July 2002, which the Court granted in part and denied in part in an order dated February 19, 2003. The Court declined to dismiss the Section 11 and Section 10(b) and Rule 10b-5 claims against the Company. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including the Company, was submitted to the Court. On August 31, 2005, the Court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, including final approval by the Court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. Securities class action litigation could result in substantial costs and divert our management’s attention and resources. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, and any unfavorable outcome could have a material adverse impact on our business, financial condition and operating results.

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

No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices of Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol “FFIV.” The following table sets forth the high and low sales prices of our common stock as reported on the Nasdaq Global Market.

	Fiscal Year 2006		Fiscal Year 2005
	High	Low	High	Low

First Quarter	$58.50	$39.50	$49.79	$30.47
Second Quarter	$74.00	$56.20	$59.12	$41.25
Third Quarter	$72.93	$42.22	$54.01	$41.30
Fourth Quarter	$60.85	$40.55	$51.25	$35.34

The last reported sales price of our common stock on the Nasdaq Global Market on December 6, 2006 was $73.41.

As of December 6, 2006, there were 96 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Dividend Policy

Our policy has been to retain cash to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.

Unregistered Securities Sold in 2006

We did not sell any unregistered shares of our common stock during the fiscal year 2006.

Item 6.	Selected Financial Data

The consolidated balance sheet data as of September 30, 2006 and 2005 and the consolidated statement of operations data for the years ended September 30, 2006, 2005 and 2004 are derived from our audited financial statements and related notes that are included elsewhere in this report. The consolidated balance sheet data as of September 30, 2004 is derived from our audited financial statements and related notes which are not included in this report. The consolidated balance sheet data as of September 30, 2003 and 2002 are derived from our unaudited financial statements which are not included in this report. The consolidated statement of operations data as of September 30, 2003 is derived from our audited financial statements and related notes which are not included in this report. The consolidated statement of operations as of September 30, 2002 are derived from our unaudited financial statements which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Years Ended September 30,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statement of Operations Data(4)
Net revenues
Products	$304,878	$219,603	$126,169	$84,197	$82,566
Services	89,171	61,807	45,021	31,698	25,700

Total	394,049	281,410	171,190	115,895	108,266

Cost of net revenues
Products	63,619	48,990	28,406	17,843	20,557
Services	24,534	16,194	10,993	9,132	10,238

Total	88,153	65,184	39,399	26,975	30,795

Gross profit	305,896	216,226	131,791	88,920	77,471

Operating expenses(1)
Sales and marketing	127,478	89,866	66,446	54,897	53,673
Research and development	49,171	31,516	24,438	19,455	19,110
General and administrative	39,109	25,486	15,761	12,210	16,203
Restructuring charges	—	—	—	—	3,274

Total	215,758	146,868	106,645	86,562	92,260

Income (loss) from operations	90,138	69,358	25,146	2,358	(14,789)
Other income, net	17,431	8,076	2,731	751	1,420

Income (loss) before income taxes	107,569	77,434	27,877	3,109	(13,369)
Provision (benefit) for income taxes	41,564	30,532	(8,451)	853	489

Net income (loss)	$66,005	$46,902	$36,328	$2,256	$(13,858)

Net income (loss) per share — basic	$1.64	$1.26	$1.09	$0.09	$(0.55)

Weighted average shares — basic	40,139	37,220	33,221	26,453	25,323

Net income (loss) per share — diluted	$1.59	$1.21	$1.01	$0.08	$(0.55)

Weighted average shares — diluted	41,510	38,761	35,961	27,175	25,323

Consolidated Balance Sheet Data(4)
Cash, cash equivalents, and short-term investments(2)	$374,173	$236,181	$140,501	$44,878	$80,333
Restricted cash(3)	3,929	3,871	6,243	6,000	6,000
Long-term investments(2)	118,003	128,834	81,792	34,132	1,346
Total assets	729,511	537,739	360,593	148,173	126,289
Long-term liabilities	13,416	9,964	6,228	1,735	1,315
Total shareholders’ equity	616,458	460,167	307,745	110,429	93,685

(1)	Amortization of unearned compensation reported in fiscal years 2001 through fiscal 2004 has been reclassified to conform to the current year’s presentation. Specifically, amounts have been attributed to the respective categories within operating expenses.

(2)	The combined overall increase in cash, cash equivalents, short-term and long-term investments in fiscal 2004 was primarily due to the net proceeds of $113.6 million received from the sale of our common stock in a public offering in November 2003.

(3)	Restricted cash represents escrow accounts established in connection with lease agreements for our facilities.

(4)	In our Form 10-K/A No. 2 (filed on December 12, 2006), we restated our consolidated financial statements for the years ended September 30, 2005, 2004 and 2003, and the selected consolidated financial data as of and for the years ended September 30, 2005, 2004, 2003, 2002 and 2001. In addition, we restated our consolidated financial statements for the quarters ended December 31, 2005 and March 31, 2006 in our Quarterly Reports on Form 10-Q/A for the quarters ended December 31, 2005 and March 31, 2006, each of which was filed on December 13, 2006. All financial information included in this Annual Report on Form 10-K reflects our restatement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained below that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances and are generally identified by the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions. Because these forward-looking statements are subject to a number of risks and uncertainties, our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” herein and in other documents we file from time to time with the Securities and Exchange Commission. All forward-looking statements set forth below are based on information available to us on the date hereof. Our business and the associated risks may have changed since the date this report was originally filed with the SEC. We assume no obligation to update any such forward-looking statements.

Restatement of Consolidated Financial Statements

In our Annual Report on Form 10-K/A No. 2 for the fiscal year ended September 30, 2005 (filed on December 12, 2006), we restated our consolidated financial statements for the years ended September 30, 2005, 2004 and 2003, and the selected consolidated financial data as of and for the years ended September 30, 2005, 2004, 2003, 2002 and 2001. In addition, we restated our consolidated financial statements for the quarters ended December 31, 2005 and March 31, 2006 in our Quarterly Reports on Form 10-Q/A for the quarters ended December 31, 2005 and March 31, 2006, each of which was filed on December 13, 2006. All financial information included in this Annual Report on Form 10-K reflects our restatement.

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

Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Revenues. The majority of our revenues are derived from sales of our core products; BIG-IP Local Traffic Manager; BIG-IP Global Traffic Manager; BIG-IP ISP Traffic Manager; TrafficShield Application Firewall, and FirePass SSL VPN servers. We also derive revenues from the sales of services including annual maintenance contracts, installation, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are key indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

•	Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, and amortization of developed technology, personnel and overhead expenses. Our margins have remained relatively stable over the past two years; however factors such as sales price, product mix, inventory obsolescence, returns, component price increases, and warranty costs could significantly impact our gross margins from quarter to quarter and represent the significant indicators we monitor on a regular basis.

•	Operating expenses. Operating expenses are substantially driven by personnel and related overhead expenses. Existing headcount and future hiring plans are the predominant factors in analyzing and forecasting future operating expense trends. Other significant operating expenses that we monitor include marketing and promotions, travel, professional fees, computer costs related to the development of new products, facilities and depreciation expenses.

•	Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments during the fiscal year 2006 was primarily due to net income from operations, with operating activities providing cash of $125.4 million. Capital expenditures during the fiscal year 2006 were comprised primarily of tenant improvements and information technology infrastructure and equipment to support the growth of our core business activities.

•	Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health. Deferred revenues continued to increase due to the growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our day’s sales outstanding for the fourth quarter of fiscal 2006 was 51. We expect to maintain this metric going forward.

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

We sell products through distributors, resellers, and directly to end users. We recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. In certain regions where we do not have the ability to reasonably estimate returns, revenue is recognized upon sale to the end user. In this situation, we receive a sales report from the channel partner to determine when the sales transaction to the end user has occurred. Payment terms to domestic customers are generally net 30 days to net 45 days. Payment terms to international customers range from net 30 to 90 days based on normal and customary trade practices in the individual markets. We have offered extended payment terms ranging from three to six months to certain customers, in which case, revenue is recognized when payments are made.

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

Accounting for Income Taxes.  We utilize the liability method of accounting for income taxes as set forth SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Accordingly, we are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Due to the evolving nature and complexity of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

Stock-based compensation.  We adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No.  123(R), Share-Based Payment (“FAS 123R”), on July 1, 2005. Prior to July 1, 2005, we accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Effective July 1, 2005, we adopted the straight-line attribution method for recognizing compensation expense. Previously under the disclosure-only provisions of SFAS 123, the Company used the accelerated method of expense recognition pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). For all unvested options outstanding as of

July 1, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis over the remaining vesting period. For share-based payments granted subsequent to July 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period.

In addition, in 2005, we modified the method in which we issue incentive awards to our employees through stock-based compensation. In prior years, stock-based compensation consisted only of stock options. Beginning in the fourth quarter of fiscal 2005, we began to grant restricted stock unit awards instead of stock options. The value of restricted stock units is determined using the intrinsic value method, which in this case, is based on the number of shares granted and the quoted price of our common stock on the date of grant. Alternatively, in determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following key assumptions. Expected volatility is based on the annualized daily historical volatility of our stock price, over the expected life of the option. Expected term of the option is based on historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

SFAS 123R also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. Our estimated forfeiture rate in the fourth quarter of fiscal 2006 is 5%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended September 30,
	2006	2005	2004
	(In thousands, except for percentages)

Net Revenues
Products	$304,878	$219,603	$126,169
Services	89,171	61,807	45,021

Total	$394,049	$281,410	$171,190

Percentage of net revenues
Products	77.4%	78.0%	73.7%
Services	22.6	22.0	26.3

Total	100.0%	100.0%	100.0%

Net Revenues.  Total net revenues increased 40.0% in fiscal year 2006 from fiscal year 2005, compared to an increase of 64.4% in fiscal year 2005 from fiscal year 2004. The continued revenue growth was due to increased demand for our Application Traffic Management (ATM) products and higher services revenues resulting from our increased installed base of products. During fiscal year 2006, each of our primary geographic regions reported higher revenues compared to the prior year period. International revenues represented 42.6%, 40.5% and 39.4% of net revenues in fiscal years 2006, 2005 and 2004, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.

Net product revenues increased 38.8% in fiscal year 2006 and 74.1% in fiscal year 2005 as compared to the previous fiscal year, respectively. The increase in fiscal 2006 was primarily due to absolute growth in the volume of product sales of our BIG-IP product line as well as incremental revenues derived from sales of our TrafficShield and WAN Optimization product lines. Sales of our BIG-IP family of application delivery networking products represented 89.4%, 89.1% and 90.3% of total product revenues in fiscal years 2006, 2005 and 2004, respectively.

Net service revenues increased 44.3% in fiscal year 2006 compared to a 37.3% increase for fiscal year 2005 from the prior year, respectively. The increase of services revenues in absolute dollars was the result of increased purchases and renewals of maintenance contracts as our installed base of products increased.

Ingram Micro Inc., one of our domestic distributors, accounted for 13.6%, 18.6%, and 19.1% of our total net revenues in fiscal years 2006, 2005 and 2004, respectively. GE Access, one of our domestic distributors, which began selling our products in fiscal year 2006 accounted for 11.6% of our total net revenue in fiscal 2006. Ingram Micro accounted for 8.5%, 26.2% and 26.9% of our accounts receivable as of September 30, 2006, 2005 and 2004, respectively.

	Years Ended September 30,
	2006	2005	2004
	(In thousands, except for percentages)

Cost of net revenues and Gross margin
Products	$63,619	$48,990	$28,406
Services	24,534	16,194	10,993

Total	88,153	65,184	39,399

Gross margin	$305,896	$216,226	$131,791

Cost of net revenues and Gross margin (as a percentage of related net revenue)
Products	20.9%	22.3%	22.5%
Services	27.5	26.2	24.4

Total	22.4	23.2	23.0

Gross margin	77.6%	76.8%	77.0%

Cost of Net Product Revenues.  Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, and amortization expenses in connection with developed technology from acquisitions. In absolute dollars, product cost increased to $63.6 million in fiscal year 2006 as compared to $49.0 million and $28.4 million in fiscal years 2005 and 2004, respectively. The increases were primarily due to the higher volume of units shipped. Higher indirect product costs including amortization charges of our acquired technology contributed to the percentage increase as compared to fiscal year 2005.

Cost of Net Service Revenues.  Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities, and depreciation expenses. Cost of net service revenues as a percentage of net service revenues increased slightly to 27.5% in fiscal year 2006 as compared to 26.2% and 24.4% in fiscal years 2005 and 2004, respectively. The increase in fiscal year 2006 is primarily due to increased salary and benefits attributed to growth in headcount. Professional services headcount at the end of fiscal year 2006 increased to 205 from 147 at the end of fiscal year 2005. In addition, stock compensation expense increased to $1.5 million in fiscal year 2006 from $288,000 in fiscal year 2005. Going forward, we expect to continue to increase our cost of service revenues to support our expanded product lines and growing customer base.

	Years Ended September 30,
	2006	2005	2004
	(In thousands, except for percentages)

Operating expenses
Sales and marketing	$127,478	$89,866	$66,446
Research and development	49,171	31,516	24,438
General and administrative	39,109	25,486	15,761

Total	$215,758	$146,868	$106,645

Operating expenses (as a percentage of net revenue)
Sales and marketing	32.4%	31.9%	38.8%
Research and development	12.5	11.2	14.3
General and administrative	9.9	9.1	9.2

Total	54.8%	52.2%	62.3%

Sales and Marketing.  Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities and depreciation expenses. In absolute dollars, sales and marketing expense increased 41.9% in fiscal year 2006 as compared to 35.2% and 21.0% in fiscal years 2005 and 2004, respectively. The increase in sales and marketing is primarily due to higher commission and personnel costs, consistent with the increased revenue and headcount for the corresponding period. Sales and marketing headcount at the end of fiscal 2006 increased to 442 from 331 at the end of fiscal 2005 and 229 at the end of fiscal 2004. Stock-based compensation charges of $10.1 million contributed to the overall increase in fiscal year 2006. We expect to continue to increase sales and marketing expenses in absolute dollars in order to grow revenues and increase our market share.

Research and Development.  Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses. In absolute dollars, research and development expenses increased 56.0% in fiscal year 2006 and 29.0% in fiscal year 2005 as compared to the previous fiscal year, respectively. The increases in fiscal years 2006 and 2005 were primarily due to higher salary and benefits costs attributed to an increase in headcount to 287 in fiscal year 2006 from 217 in fiscal year 2005 and 185 in fiscal 2004. The growth in employee headcount was primarily related to enhancement of our current products and the development of new advanced products. Stock-based compensation charges of $6.9 million contributed to the overall increase in fiscal year 2006 compared to $1.5 million in fiscal year 2005. We expect to continue to increase research and development expenses as our future success is dependent on the continued development of our products.

General and Administrative.  General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities, and depreciation expenses. In absolute dollars, general and administrative expenses increased 53.5% in fiscal year 2006 and increased 61.7% in fiscal year 2005 as compared to the previous fiscal year, respectively. The increase in fiscal year 2006 is due primarily to expenses incurred by third parties for legal, accounting, tax and other professional services in connection with the Special Committee investigation of $7.0 million, an increase in stock-based compensation charges of $5.1 million and, increased salary and benefit expenses of $2.7 million. The increase in personnel costs is consistent with the growth in headcount. General and administrative headcount at the end of fiscal 2006 increased to 134 from 97 at the end of fiscal 2005. These increases were partially offset by a decrease in bad debt expense of approximately $1.5 million. The increase in general and administrative expenses is expected to remain at these increased levels as the Company continues to build its infrastructure to support the worldwide growth of our business.

	Years Ended September 30,
	2006	2005	2004
	(In thousands, except for percentages)

Other Income and Income Taxes
Income from operations	$90,138	$69,358	$25,146
Other income, net	17,431	8,076	2,731

Income before income taxes	107,569	77,434	27,877
Provision (benefit) for income taxes	41,564	30,532	(8,451)

Net income	$66,005	$46,902	$36,328

Other Income and Income Taxes (as percentage of net revenue)
Income from operations	22.9%	24.6%	14.7%
Other income, net	4.4	2.9	1.6
Income before income taxes	27.3	27.5	16.3
Provision (benefit) for income taxes	10.5	10.8	(4.9)

Net income	16.8%	16.7%	21.2%

Other Income, Net.  Other income, net, consists of interest income and foreign currency transaction gains and losses. Other income, net, increased 115.8% in fiscal year 2006 and increased 195.7% in fiscal year 2005 as compared to the previous fiscal year, respectively. The significant increase was due to a combination of higher yields and increased investment balances. The increased investment balances are the result of cash provided from operating and financing activities during the fiscal years 2005 and fiscal year 2004. Net proceeds of $113.6 million received from the sale of common stock in a public offering completed in November of 2003 was the most significant addition to our investment balances.

Provision for Income Taxes.  We recorded a 38.64% provision for income taxes for the fiscal year 2006. As of fiscal year-end 2006 we do not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that the assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets as of fiscal year end 2006, 2005 and 2004 were $23.3 million, $40.4 million and $31.6 million, respectively. Our world wide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in our various geographic locations in which we operate, changes in the valuation of our net deferred tax assets, resolution of potential exposures, tax positions taken on tax returns filed in the various geographic locations in which we operate, introduction of new accounting standards or changes in tax laws or interpretations thereof in the various geographic locations in which we operate. We have recorded liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense.

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

Liquidity and Capital Resources

We have funded our operations with our cash balances, cash generated from operations and proceeds from public offerings.

	Years Ended September 30,
	2006	2005	2004
	(In thousands)

Liquidity and Capital Resources
Cash and cash equivalents and investments	$492,176	$365,015	$222,293
Cash provided by operating activities	125,378	84,987	40,590
Cash used in investing activities	(204,409)	(126,760)	(164,713)
Cash provided by financing activities	65,145	68,867	138,468

Cash and cash equivalents, short-term investments and long-term investments totaled $492.2 million as of September 30, 2006 compared to $365.0 million as of September 30, 2005, representing an increase of $127.2 million. The increase was due to the cash flow from operations and cash from employee stock option exercises. In fiscal year 2005, overall cash and investments increased $142.7 million compared to the fiscal year 2004. The increase was primarily due to the net proceeds of $113.6 million from the sale of 5,175,000 shares of common stock in a public offering completed in November 2003.

Cash provided by operating activities during fiscal year 2006 was $125.4 million compared to $85.0 million in fiscal year 2005 and $40.6 million in fiscal year 2004. Cash provided by operating activities resulted primarily from cash generated from net income, after adjusting for non-cash charges and changes in operating assets and liabilities as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges.

Cash used in investing activities was $204.4 million for the fiscal year 2006, $126.8 million for fiscal year 2005 and $164.7 million for fiscal year 2004. The cash used in fiscal year 2006 was primarily the result of the purchase of investments partially offset by the sale of investments and $42.8 million of cash payments, net of cash acquired, to shareholders of Swan Labs, which was acquired in October 2005. The cash used in the fiscal year 2005 was primarily due to the purchase of investments and property and equipment partially offset by the sale of investments. The cash used in fiscal year 2004 was due to the purchase of investments, primarily made possible by the proceeds of our public offering, the purchase of property and equipment and the acquisition of MagniFire, partially offset by the sale of investments.

Cash provided by financing activities was $65.1 million for fiscal year 2006 compared to $68.9 million and $138.5 million in fiscal years 2005 and 2004, respectively. During the fiscal years 2006 and 2005, our financing activities consisted of cash proceeds received from the exercise of stock options and purchases under our employee stock purchase plan. During the fiscal year 2004, our financing activities included $113.6 million of net proceeds received from a public stock offering as well as cash received from the exercise of employee stock options and purchases under our employee stock purchase plan.

We expect that our existing cash and investment balances and cash from operations will be sufficient to meet our anticipated working capital and capital expenditures for the foreseeable future.

Obligations and Commitments

The following table summarizes our contractual payment obligations and commitments as of September 30, 2006:

	Payment Obligations by Year
	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Operating leases	$10,934	$11,509	$12,527	$12,259	$11,032	$32,763	$91,024
Purchase obligations	10,839	—	—	—	—	—	10,839

Total	$21,773	$11,509	$12,527	$12,259	$11,032	$32,763	$101,863

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

Recent Accounting Pronouncements

In September 2006, the FASB, issued SFAS, No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the potential effect if any of implementing this standard.

In September 2006, the SEC issued, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which is effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FIN, No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109 by providing detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential effects, if any, of FIN 48 on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk.  Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio with the exception of U.S. treasury securities, commercial paper and money market funds, which are exempt from size limitation. The policy requires investments in securities that mature in three years or less, with the average maturity being no greater than one and a half years. These securities are subject to interest rate risk and will decrease in value if interest rates increase. A decrease of one percent in the average interest rate would have resulted in a decrease of approximately $3.0 million in our interest income for the fiscal year 2006.

	Maturing in
	Three Months	Three Months	Greater Than
	or Less	to One Year	One Year	Total	Fair Value
	(In thousands, except for percentages)

September 30, 2006
Included in cash and cash equivalents	$7,852	$—	$—	$7,852	$7,852
Weighted average interest rate	4.6%	—	—	—	—
Included in short-term investments	$122,805	$213,621	$—	$336,426	$336,426
Weighted average interest rates	4.4%	3.8%	—	—	—
Included in long-term investments	$—	$—	$118,003	$118,003	$118,003
Weighted average interest rates	—	—	4.1%	—	—
September 30, 2005
Included in cash and cash equivalents	$298	$—	$—	$298	$298
Weighted average interest rate	2.5%	—	—	—	—
Included in short-term investments	$89,015	$95,299	$—	$184,314	$184,314
Weighted average interest rates	2.6%	2.3%	—	—	—
Included in long-term investments	$—	$—	$128,834	$128,834	$128,834
Weighted average interest rates	—	—	3.1%	—	—
September 30, 2004
Included in cash and cash equivalents	$16,363	$—	$—	$16,363	$16,363
Weighted average interest rate	1.1%	—	—	—	—
Included in short-term investments	$64,410	$51,190	$—	$115,600	$115,600
Weighted average interest rates	1.3%	1.8%	—	—	—
Included in long-term investments	$—	$—	$81,792	$81,792	$81,792
Weighted average interest rates	—	—	2.0%	—	—

Foreign Currency Risk.  The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 2006 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, as we continue to expand our operations internationally, transaction gains or losses may become significant in the future. We have not engaged in foreign currency hedging to date. However, we may do so in the future.

Item 8.	Financial Statements and Supplementary Data

F5 NETWORKS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of F5 Networks, Inc.:

We have completed integrated audits of F5 Networks, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of F5 Networks, Inc. and its subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Seattle, Washington
December 8, 2006

F5 NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005
	(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$37,746	$51,867
Short-term investments	336,427	184,314
Accounts receivable, net of allowances of $2,858 and $2,969	62,750	41,703
Inventories	5,763	2,699
Deferred tax assets	4,682	4,175
Other current assets	15,607	9,906

Total current assets	462,975	294,664

Restricted cash	3,929	3,871
Property and equipment, net	29,951	16,158
Long-term investments	118,003	128,834
Deferred tax assets	18,657	36,212
Goodwill	81,701	49,677
Other assets, net	14,295	8,323

Total assets	$729,511	$537,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,174	$7,668
Accrued liabilities	31,583	23,931
Deferred revenue	54,880	36,009

Total current liabilities	99,637	67,608

Other long-term liabilities	7,976	6,650
Deferred revenue, long-term	5,440	3,314

Total long-term liabilities	13,416	9,964

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 100,000 shares authorized, 40,778 and 38,593 shares issued and outstanding	521,791	431,897
Accumulated other comprehensive loss	(1,038)	(1,430)
Retained earnings	95,705	29,700

Total shareholders’ equity	616,458	460,167

Total liabilities and shareholders’ equity	$729,511	$537,739

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED INCOME STATEMENTS

	Years Ended September 30,
	2006	2005	2004
	(In thousands, except per share data)

Net revenues
Products	$304,878	$219,603	$126,169
Services	89,171	61,807	45,021

Total	394,049	281,410	171,190

Cost of net revenues
Products	63,619	48,990	28,406
Services	24,534	16,194	10,993

Total	88,153	65,184	39,399

Gross profit	305,896	216,226	131,791

Operating expenses
Sales and marketing	127,478	89,866	66,446
Research and development	49,171	31,516	24,438
General and administrative	39,109	25,486	15,761

Total	215,758	146,868	106,645

Income from operations	90,138	69,358	25,146
Other income, net	17,431	8,076	2,731

Income before income taxes	107,569	77,434	27,877
Provision (benefit) for income taxes	41,564	30,532	(8,451)

Net income	$66,005	$46,902	$36,328

Net income per share — basic	$1.64	$1.26	$1.09

Weighted average shares — basic	40,139	37,220	33,221

Net income per share — diluted	$1.59	$1.21	$1.01

Weighted average shares — diluted	41,510	38,761	35,961

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
				Other	Retained	Total
	Common Stock		Unearned	Comprehensive	Earnings	Shareholders’
	Shares	Amount	Compensation	Income/(Loss)	(Deficit)	Equity
	(In thousands)

Balance, September 30, 2003	27,403	$165,321	$(1,557)	$195	$(53,530)	$110,429

Exercise of employee stock options	2,032	22,349	—	—	—	22,349
Issuance of stock under employee stock purchase plan	162	2,579	—	—	—	2,579
Issuance of common stock in a public offering (net of issuance costs of $6,682)	5,175	113,636	—	—	—	113,636
Tax benefit from employee stock transactions	—	21,925	—	—	—	21,925
Unearned compensation	—	468	(468)	—	—	—
Amortization of unearned compensation	—	—	1,192	—	—	1,192
Net income	—	—	—	—	36,328	—
Foreign currency translation adjustment	—	—	—	144	—	—
Unrealized loss on securities	—	—	—	(837)	—	—
Comprehensive income	—	—	—	—	—	35,635

Balance, September 30, 2004	34,772	$326,278	$(833)	$(498)	$(17,202)	$307,745

Exercise of employee stock options	3,685	65,056	—	—	—	65,056
Issuance of stock under employee stock purchase plan	136	3,837	—	—	—	3,837
Tax benefit from employee stock transactions	—	32,153	—	—	—	32,153
Amortization of unearned compensation	—	—	833	—	—	833
Stock based compensation	—	4,573	—	—	—	4,573
Net income	—	—	—	—	46,902	—
Foreign currency translation adjustment	—	—	—	(161)	—	—
Unrealized gain on securities	—	—	—	(771)	—	—
Comprehensive income	—	—	—	—	—	45,970

Balance, September 30, 2005	38,593	$431,897	$—	$(1,430)	$29,700	$460,167

Exercise of employee stock options	1,747	38,701	—	—	—	38,701
Issuance of stock under employee stock purchase plan	136	5,488	—	—	—	5,488
Issuance of restricted stock	302	—	—	—	—	—
Tax benefit from employee stock transactions	—	20,887	—	—	—	20,887
Stock based compensation	—	24,818	—	—	—	24,818
Net income	—	—	—	—	66,005	—
Foreign currency translation adjustment	—	—	—	(293)	—	—
Unrealized loss on securities	—	—	—	685	—	—
Comprehensive income	—	—	—	—	—	66,397

Balance, September 30, 2006	40,778	$521,791	$—	$(1,038)	$95,705	$616,458

The accompanying notes are an integral part of these consolidated financial statements

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2006	2005	2004
	(In thousands)

Operating activities
Net income	$66,005	$46,902	$36,328
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss (gain) on disposition of assets	446	569	21
Realized (gain) loss on sale of investments	—	—	(3)
Stock based compensation	24,818	5,406	1,192
Provision for doubtful accounts and sales returns	67	1,419	1,189
Depreciation and amortization	11,585	6,797	5,355
Deferred income taxes	18,946	(7,733)	(33,886)
Tax benefit from employee stock option plans	—	32,153	21,685
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(20,812)	(20,456)	(4,152)
Inventories	(2,997)	(1,002)	(928)
Other current assets	(5,578)	(3,604)	(642)
Other assets	(957)	(149)	(630)
Accounts payable and accrued liabilities	13,088	13,426	6,303
Deferred revenue	20,767	11,259	8,758

Net cash provided by operating activities	125,378	84,987	40,590

Investing activities
Purchases of investments	(557,999)	(407,533)	(335,231)
Sales of investments	417,817	290,351	205,662
Investment of restricted cash	(49)	2,369	(168)
Acquisition of intangible assets, net	—	(2,259)	—
Acquisition of businesses, net of cash acquired	(42,778)	(395)	(29,201)
Purchases of property and equipment	(21,400)	(9,293)	(5,775)

Net cash used in investing activities	(204,409)	(126,760)	(164,713)

Financing activities
Proceeds from secondary offering, net of issuance costs	—	—	113,636
Tax benefit from nonqualified stock options	20,887	—	—
Proceeds from the exercise of stock options	44,258	68,867	24,832

Net cash provided by financing activities	65,145	68,867	138,468

Net increase (decrease) in cash and cash equivalents	(13,886)	27,094	14,345
Effect of exchange rate changes on cash and cash equivalents	(235)	(128)	205
Cash and cash equivalents, beginning of year	51,867	24,901	10,351

Cash and cash equivalents, end of year	$37,746	$51,867	$24,901

Supplemental Information
Cash paid for taxes	$1,500	$792	$706

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

Inventories consist of the following (in thousands):

	Years Ended
	September 30,
	2006	2005

Finished goods	$2,610	$2,486
Raw materials	3,153	213

	$5,763	$2,699

Restricted Cash

Restricted cash represents escrow accounts established in connection with lease agreements for the Company’s corporate headquarters and, to a lesser extent, our international facilities. Under the terms of the lease for our corporate headquarters, the amount required to be held in escrow reduces and eventually eliminates at various dates throughout the duration of the lease term. During the fiscal year ended September 30, 2006, the amount required to be held in escrow was $3.6 million as set forth in the lease agreement for our corporate headquarters.

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

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

improvements are capitalized at cost. Gains or losses on the disposition of assets are reflected in the income statements at the time of disposal.

Property and equipment consist of the following (in thousands):

	Years Ended
	September 30,
	2006	2005

Computer equipment	$29,802	$19,344
Office furniture and equipment	7,026	5,326
Leasehold improvements	16,118	8,772

	52,946	33,442
Accumulated depreciation and amortization	(22,995)	(17,284)

	$29,951	$16,158

Depreciation and amortization expense totaled approximately $7.6 million, $4.8 million, and $4.0 million for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company has adopted the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Goodwill of $32.0 million was recorded in connection with the acquisition of Swan Labs, Inc., in fiscal year 2006, goodwill of $25.5 million was recorded in connection with the acquisition of MagniFire Websystems Inc., in fiscal year 2004 and $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in fiscal year 2003. The Company completed its annual impairment test in the second quarter of each fiscal year and concluded that there was no impairment of goodwill in fiscal year 2006, 2005 or 2004.

Other Assets

Other assets primarily consist of software development costs and acquired technology.

Software development costs are charged to research and development expense until technological feasibility is established. The Company accounts for internally-generated software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of each product. The establishment of technological feasibility and the ongoing assessment of recoverability of costs require considerable judgment by the Company with respect to certain internal and external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in hardware and software technology. The Company did not capitalize any software development costs in fiscal year 2006 and 2005. During the fiscal year 2004, the Company capitalized $424,000 of software development costs. Related amortization costs of $272,000, $317,000, and $328,000 were recorded during the fiscal years 2006, 2005, and 2004, respectively.

Acquired technology and customer relationship assets are recorded at cost and amortized over their estimated useful lives of five years. Acquired technology of $8.6 million in fiscal 2006, $5.0 million in fiscal year 2004 and $3.0 million in fiscal year 2003 was recorded in connection with the acquisitions of Swan Labs,

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inc., MagniFire and uRoam, respectively. Related amortization expense, which is charged to cost of product revenues, totaled $3.2 million, $1.6 million and $1.0 million during the fiscal years 2006, 2005 and 2004, respectively.

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

Revenue Recognition

The Company’s products are integrated with software that is essential to the functionality of the equipment. Accordingly, the Company recognizes revenue in accordance with the guidance provided under Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” SFAS No. 48, “Revenue Recognition When Right of Return Exists,” and SEC Staff SAB No. 104, “Revenue Recognition.”

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

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company offers warranties of one year for hardware, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. During the years ended September 30, 2006, 2005 and 2004, warranty expense was $1.8 million, $2.2 million and $0.9 million, respectively.

The following table summarizes the activity related to product warranties (in thousands):

	Years Ended September 30
	2006	2005	2004

Balance, beginning of fiscal year	$1,565	$1,062	$827
Provision for warranties issued	1,825	2,233	923
Payments	(1,808)	(1,730)	(688)

Balance, end of fiscal year	$1,582	$1,565	$1,062

Research and Development

Research and development expenses consist of salaries and related benefits of product development personnel, prototype materials and expenses related to the development of new and improved products, and an allocation of facilities and depreciation expense. Research and development expenses are reflected in the statements of income as incurred.

Advertising

Advertising costs are expensed as incurred. The Company incurred $1.3 million, $1.7 million and $1.7 million in advertising costs during the fiscal years 2006, 2005 and 2004, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth by SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred tax assets is based on historical tax positions and estimates of future taxable income. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

Foreign Currency

The functional currency for the Company’s foreign subsidiaries is the local currency in which the respective entity is located, with the exception of F5 Networks, Ltd., in the United Kingdom that uses the U.S. dollar as its functional currency. An entity’s functional currency is determined by the currency of the economic environment in which the majority of cash is generated and expended by the entity. The financial statements of all majority-owned subsidiaries and related entities, with a functional currency other than the U.S. dollar, have been translated into U.S. dollars in accordance with SFAS No. 52 “Foreign Currency

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Translation.” All assets and liabilities of the respective entities are translated at year-end exchange rates and all revenues and expenses are translated at average rates during the respective period. Translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) in shareholders equity.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period of exchange. The net effect of foreign currency gains and losses were not significant during the fiscal years ended September 30, 2006 and 2005. Net transaction losses of $466,000 were charged to operations for the fiscal year ended September 30, 2004.

Segments

The Company complies with the requirements of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Management has determined that the Company operates in one segment.

Stock-Based Compensation

On July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123R”). Prior to July 1, 2005, the Company accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of restricted stock units is based on the price of a share of our common stock on the date of grant. However, in determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following key assumptions.

	Stock Option Plan			Employee Stock Purchase Plan
	Years Ended September 30,			Years Ended September 30,
	2006	2005	2004	2006	2005	2004

Risk-free interest rate	4.86%	3.53%	3.19%	4.90%	2.72%	1.14%
Expected dividend	—	—	—	—	—	—
Expected term	6.3 years	2.7 years	2.2 years	0.5 years	0.5 years	0.5 years
Expected volatility	51.07%	68.17%	59.05%	45.35%	52.48%	50.18%

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Expected volatility is based on the annualized daily historical volatility of our stock price commensurate with the expected life of the option. Expected term of the option is based on an evaluation of the historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS 123R also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. The estimated forfeiture rate in the fourth quarter of fiscal 2005 and fiscal 2006 was 5%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

The following table shows the pro forma effect on the Company’s net income (loss) and net income (loss) per share for the years ended September 30, 2005 and 2004, had compensation expense been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123. The Company adopted SFAS 123R on July 1, 2005, the beginning of its fourth quarter of fiscal 2005; therefore, stock-based compensation expense shown in the pro forma table relates to expense through June 30, 2005 while the Company was still under the disclosure only provisions of SFAS 123. Stock-based compensation expense for the fourth quarter of fiscal 2005 and fiscal 2006 has been included in results of operations. These pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or options may be cancelled in future years:

	Years Ended September 30,
	2005	2004

Net income, as reported	$46,902	$36,328
Add: Stock-based employee compensation expense under APB No. 25 included in reported net income, net of tax effect	833	1,192
Deduct: Total stock-based employee compensation expense determined under the fair value methods, net of tax effect	7,161	19,356

Pro forma net income (loss)	$40,574	$18,164

Net income (loss) per share:
As reported — basic	$1.26	$1.09
Pro forma — basic	$1.09	$0.55
As reported — diluted	$1.21	$1.01
Pro forma — diluted	$1.05	$0.51

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data).

	Years Ended September 30,
	2006	2005	2004

Numerator
Net income	$66,005	$46,902	$36,328
Denominator
Weighted average shares outstanding — basic	40,139	37,220	33,221
Dilutive effect of common shares from stock options and restricted stock units	1,371	1,541	2,740

Weighted average shares outstanding — diluted	41,510	38,761	35,961

Basic net income per share	$1.64	$1.26	$1.09

Diluted net income per share	$1.59	$1.21	$1.01

Approximately 0.2 million, 0.4 million, and 1.4 million of common shares potentially issuable from stock options for the years ended September 30, 2006, 2005 and 2004 are excluded from the calculation of diluted earnings per share because the exercise price was greater than the market price.

Recent Accounting Pronouncements

In September 2006, the FASB, issued SFAS, No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the potential effect if any of implementing this standard.

In September 2006, the SEC issued, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which is effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FIN, No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109 by providing detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential effects, if any, of FIN 48 on its consolidated financial statements.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Short-Term and Long-Term Investments

Short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2006
Corporate bonds and notes	$83,619	$—	$(475)	$83,144
Municipal bonds and notes	67,450	—	—	67,450
U.S. government securities	186,159	43	(369)	185,833

	$337,228	$43	$(844)	$336,427

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2005
Corporate bonds and notes	$56,352	$—	$(275)	$56,077
Municipal bonds and notes	45,500	—	—	45,500
U.S. government securities	83,061	1	(325)	82,737

	$184,913	$1	$(600)	$184,314

Long-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2006
Corporate bonds and notes	$10,823	$22	$(51)	$10,794
U.S. government securities	107,471	76	(338)	107,209

	$118,294	$98	$(389)	$118,003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2005
Corporate bonds and notes	$61,932	$—	$(1,007)	$60,925
U.S. government securities	68,497	—	(588)	67,909

	$130,429	$—	$(1,595)	$128,834

The amortized cost and fair value of fixed maturities at September 30, 2006, by contractual years-to-maturity, are presented below (in thousands):

	Amortized
	Cost	Fair Value

One year or less	$337,228	$336,427
Over one year through five years	118,294	118,003

	$455,522	$454,430

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes investments that have unrealized losses as of September 30, 2006 (in thousands):

	Less Than 12 Months		12 Months of Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2006
Corporate bonds and notes	$10,771	$13	$57,843	$522	$68,613	$536
U.S. government securities	106,142	119	66,913	589	173,055	708

Total	$116,913	$132	$124,756	$1,111	$241,668	$1,244

3.	Business Combinations

The Company’s acquisitions are accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions provided by management, and other information compiled by management, including independent valuations, prepared by valuation specialists that utilize established valuation techniques appropriate for the technology industry. In accordance with SFAS No. 142, “Goodwill and other Intangible Assets,” goodwill is not amortized but instead is tested for impairment at least annually.

Fiscal Year 2006 Acquisition of Swan Labs

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

Fiscal Year 2004 Acquisition of MagniFire Websystems, Inc.

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

Pro Forma Results

The unaudited pro forma condensed combined consolidated summary financial information below, presents the combined results of operations as if the acquisition had occurred at the beginning of the previous fiscal year. For pro forma reporting purposes, the fiscal year 2005 presentation included the results of operations of Swan Labs from October 1, 2004 through September 30, 2005. The 2004 presentation includes the results of operations of MagniFire from October 1, 2003 through May 31, 2004, the date of acquisition.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited pro forma financial information is as follows (in thousands, except per share data):

	Year Ended	Year Ended
	September 30,	September 30,
	2005	2004

Net revenues — pro forma	$283,434	$171,309
Net income — pro forma	$38,412	$28,700
Net income per share — basic — pro forma	$1.03	$0.86
Net income per share — diluted — pro forma	$0.99	$0.80

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

4.	Balance Sheet Details

Other assets consist of the following (in thousands):

	Years Ended
	September 30,
	2006	2005

Software development costs	$249	$521
Acquired technology	10,159	5,367
Deposits and other	3,887	2,435

	$14,295	$8,323

Amortization expense related to other assets was approximately $3.8 million, $1.9 million, and $1.3 million for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

Estimated amortization expense for software development costs and acquired technology for the five succeeding fiscal years is as follows (in thousands):

2007	$3,447
2008	$3,098
2009	$2,265
2010	$1,598

$10,408

Accrued liabilities consist of the following (in thousands):

	Years Ended
	September 30,
	2006	2005

Payroll and benefits	$17,644	$11,572
Sales and marketing	1,212	1,544
Restructuring	14	559
Warranty	1,582	1,564
Income taxes	4,490	4,265
Other	6,641	4,427

	$31,583	$23,931

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2006, restructuring liabilities were $0.01 million and consisted of obligations under an excess facility operating lease. The excess facility charge was initially recognized during fiscal 2002 as part of the Company’s decision to discontinue its cache appliance business and exit its support facility in Washington D.C. The remaining liability approximates the full amount owed through the remainder of the lease term, expiring in 2007, and actual losses are not expected to vary from the original estimate.

The activity of the remaining restructuring liability as of September 30, 2006 and 2005 is presented below (in thousands):

	Balance at			Balance at
	September 30,	Additional	Cash Payments	September 30,
	2005	Charges	and Write-offs	2006

Excess facilities	$559	$—	$(500)	$59

	Balance at			Balance at
	September 30,	Additional	Cash Payments	September 30,
	2004	Charges	and Write-offs	2005

Excess facilities	$625	$—	$(66)	$559

Other long term liabilities consist of the following (in thousands):

	Years Ended
	September 30,
	2006	2005

Income taxes payable	$4,201	$3,880
Deferred rent and other	3,775	2,770

	$7,976	$6,650

5.	Income Taxes

The United States and international components of income before income taxes are as follows (in thousands):

	Years Ended September 30,
	2006	2005	2004

United States	$104,167	$73,797	$26,533
International	3,402	3,637	1,344

	$107,569	$77,434	$27,877

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes (benefit) consists of the following (in thousands):

	Years Ended September 30,
	2006	2005	2004

Current
U.S. federal	$43,041	$33,827	$133
State	2,458	2,451	129
Foreign	68	750	923

Total	45,567	37,028	1,185
Deferred
U.S. federal	(4,371)	(6,129)	(9,034)
State	(144)	(653)	(602)
Foreign	512	286	—

Total	(4,003)	(6,496)	(9,636)

	$41,564	$30,532	$(8,451)

The effective tax rate differs from the U.S. federal statutory rate as follows (in thousands):

	Years Ended September 30,
	2006	2005	2004

Income tax provision at statutory rate	$37,649	$27,102	$9,757
State taxes, net of federal benefit	2,468	1,874	706
Impact of international operations	(655)	2,417	357
Research and development and other credits	(830)	(2,057)	(1,397)
Other	2,932	3,845	(1,498)
Change in valuation allowance	—	(2,649)	(28,062)
Impact of stock option compensation on valuation allowance	—	—	11,686

	$41,564	$30,532	$(8,451)

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	Years Ended September 30,
	2006	2005	2004

Deferred tax assets
Net operating loss carry-forwards	$6,054	$25,002	$26,427
Allowance for doubtful accounts	860	915	810
Accrued compensation and benefits	1,442	1,140	690
Inventories and related reserves	248	417	210
Other accruals and reserves	9,113	6,097	2,248
Depreciation	1,079	462	838
Tax credit carry-forwards	8,643	7,631	5,552

	27,439	41,664	36,775
Valuation allowance	—	—	(2,649)
Deferred tax liabilities
Purchased intangibles and other	(4,100)	(1,277)	(2,506)

Net deferred tax assets	$23,339	$40,387	$31,620

During the fourth quarter of fiscal year 2005 the Company determined, based on an evaluation of current operating results and projected future taxable income that the valuation allowance of $2.6 million pertaining to net operating loss carry-forwards in the United Kingdom was no longer needed and as a result the related valuation allowance was reversed. In fiscal 2004, the Company determined that the U.S. deferred tax assets were more likely than not to be realizable and reversed the related valuation allowance during the fourth quarter of fiscal 2004. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.

At September 30, 2006, the Company had no U.S. net operating loss carry-forwards resulting from tax benefits associated with employee stock option plans. At September 30, 2006 the Company had other U.S. net operating loss carry-forwards of approximately $10.8 million, a portion of which begins to expire in fiscal year 2025 if not utilized. At September 30, 2006 the Company also had net operating loss carry-forwards of approximately $6.7 million related to operations in the United Kingdom that carry-forward indefinitely and approximately $186,982 of net operating loss carry-forwards related to operations in Israel that carry-forward indefinitely. At September 30, 2006 the Company also had federal research credit carry-forwards and other federal credit carry-forwards of approximately $7.9 million which, if not utilized, will begin to expire in fiscal year 2021 and state research credit carry-forwards of approximately $695,000 which, if not utilized, will begin to expire in fiscal year 2024. At September 30, 2005 the Company had approximately $64.3 million of U.S. net operating loss carry-forwards resulting from tax benefits associated with employee stock option plans. At September 30, 2005 the Company also had net operating loss carry-forwards of approximately $7.4 million related to operations in the United Kingdom that carry-forward indefinitely. At September 30, 2005, the Company also had federal research credit carry-forwards of approximately $7.2 million and state research credit carry-forwards of $349,000.

United States income and foreign withholding taxes have not been provided on approximately $2.8 million of undistributed earnings from the Company’s international subsidiaries. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries because the Company currently does not expect to remit those earnings in the foreseeable future. Determination of the amount of unrecognized

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax liability related to undistributed earnings of foreign subsidiaries is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

On October 22, 2004, the American Jobs Creation Act of 2004 (AJCA) was signed into law. The AJCA provides for a temporary 85% dividends received deduction on certain earnings repatriated during either fiscal year 2005 or fiscal year 2006. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. Additionally, certain other significant criteria, as outlined in the AJCA, must also be met. The Company did not elect this provision in fiscal year 2006 or fiscal year 2005.

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

1998 Equity Incentive Plan.  In November 1998, the Company adopted the 1998 Equity Incentive Plan, or the 1998 Plan, which provides for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses for employees and other service providers. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 1998 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. As of September 30, 2006, there were options to purchase 726,572 shares outstanding and 45,838 shares available for awards under the 1998 Plan.

1999 Employee Stock Purchase Plan.  In May 1999, the board of directors approved the adoption of the 1999 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan. A total of 2,000,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The Employee Stock Purchase Plan has been implemented in a series of offering periods, each 6 months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the respective purchase period. As of September 30, 2006 there were 876,814 shares available for awards under the Employee Stock Purchase Plan.

2000 Equity Incentive Plan.  In July 2000, the Company adopted the 2000 Employee Equity Incentive Plan, or the 2000 Plan, which provides for discretionary grants of non-qualified stock options, stock purchase awards and stock bonuses for non-executive employees and other service providers. A total of 3,500,000 shares of common stock have been reserved for issuance under the 2000 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 2000 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. As of September 30, 2006, there were options to purchase 583,218 shares outstanding and 70,504 shares available for awards under the 2000 Plan.

New Hire Incentive Plans.  In October 2003, the company adopted a non-qualified stock option plan, or the Hull Plan, in connection with the hiring of Thomas Hull, the Company’s Senior Vice President of Worldwide Sales. The Hull plan provided for a grant of 225,000 non-qualified stock options for Mr. Hull. As of September 30, 2006, there were options to purchase 115,000 shares outstanding and no shares available for awards under the Hull Plan. In August 2004, the Company adopted a non-qualified stock option plan, or the Triebes Plan, in connection with the hiring of Karl Triebes, the Company’s Senior Vice President of Product Development and Chief Technology Officer. The Triebes Plan provided for a grant of 300,000 non-qualified stock options for Mr. Triebes. As of September 30, 2006, there were options to purchase 168,750 shares outstanding and no shares available for awards under the Triebes Plan. Upon certain changes in control of the Company, 100% of all outstanding and unvested options remaining under the Hull Plan and the Triebes Plan will vest and become immediately exercisable.

Acquisition Incentive Plans.  In July 2003, the Company adopted the uRoam Acquisition Equity Incentive Plan, or the uRoam Plan, in connection with the hiring of the former employees of uRoam, Inc. A total of 250,000 shares of common stock were reserved for issuance under the uRoam Plan. The plan provided for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses. The Company has not granted any stock purchase awards or stock bonuses under this plan. As of September 30, 2006 there were options to purchase 26,236 shares outstanding and no shares available for awards under the uRoam Plan. In July 2004, the Company adopted the MagniFire Acquisition Equity Incentive Plan, or the MagniFire Plan, in connection with the hiring of the former employees of MagniFire Websystems, Inc. A total of 415,000 shares of common stock were reserved for issuance under the MagniFire Plan. The plan provides for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses. The Company has not granted any stock purchase awards or stock bonuses under this plan. As of September 30, 2006 there were options to purchase 131,792 shares outstanding and no shares available for awards under the MagniFire Plan. Options that expire under the uRoam Plan or the MagniFire Plan, whether due to termination of employment or otherwise, are not available for future grant.

2005 Equity Incentive Plan.  In December 2004, the Company adopted the 2005 Equity Incentive Plan, or the 2005 Plan, which provides for discretionary grants of non-statutory stock options and stock units for employees, including officers, and other service providers. A total of 1,700,000 shares of common stock have been reserved for issuance under the 2005 Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding Stock Awards under the 2005 Plan. During the fiscal year 2006, the Company issued 37,500 stock options and 1,233,059 stock units under the 2005 Plan. As of September 30, 2006, there were options to purchase 37,500 shares outstanding and 504,883 shares available for awards under the 2005 Plan.

The restricted stock units granted in fiscal 2006 and 2005 vest quarterly over a two year period. The restricted stock units were granted during fiscal 2006 with a per share weighted average fair value of $54.42. Restricted stock units were granted during the fourth quarter of fiscal year 2005 with a per share weighted

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average fair value of $44.60. The fair value of restricted stock vested during fiscal year 2006 was $17.1 million. A summary of restricted stock unit activity under the 2005 Plan is as follows:

Outstanding
Stock Units

Balance, September 30, 2004	—
Units granted	721,184
Units cancelled	(3,000)

Balance, September 30, 2005	718,184
Units granted	511,875
Units vested	(302,135)
Units cancelled	(72,442)

Balance, September 30, 2006	855,482

A summary of stock option activity under all of the Company’s plans is as follows:

	Options Outstanding
		Weighted
		Average
	Number of	Exercise Price
	Shares	per Share

Balance, September 30, 2003	7,507,829	17.92
Options granted	2,230,515	24.79
Options exercised	(2,031,552)	11.00
Options cancelled	(353,232)	26.07

Balance, September 30, 2004	7,353,560	21.52
Options granted	224,100	43.73
Options exercised	(3,684,558)	17.66
Options cancelled	(297,786)	34.08

Balance, September 30, 2005	3,595,316	$25.82
Options granted	73,500	51.08
Options exercised	(1,747,237)	22.15
Options cancelled	(104,661)	40.91

Balance at September 30, 2006	1,816,918	$29.50

The weighted-average fair values per share at the date of grant for options granted with exercise prices equal to market were $28.46, $18.68, and $9.36 for the fiscal years 2006, 2005, and 2004, respectively. The weighted-average fair value per share at the date of grant for options granted with exercise prices less than market was $7.41 for fiscal year 2004. For fiscal years 2006 and 2005, there were no options granted with exercise prices less than market.

The total intrinsic value of options exercised during fiscal 2006, 2005 and 2004 was $62.1 million, $105.2 million and $39.3 million, respectively.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value for options outstanding at September 30, 2006 was $44.0 million, representing the difference between the fair value of the Company’s common stock underlying these options at September 30, 2006 and the related exercise prices.

	Options Outstanding			Options Exercisable
		Weighted	Weighted
		Average	Average		Weighted
		Remaining	Exercise		Average
	Number of	Contractual	Price	Number of	Price
Range of Exercise Prices	Shares	Life (In Years)	per Share	Shares	per Share

$ 0.25 - $ 14.64	429,083	5.33	$10.68	425,474	$10.66
$15.40 - $ 22.81	403,695	7.53	$21.48	113,593	$19.75
$22.92 - $ 28.10	377,443	7.29	$25.18	280,665	$25.45
$28.18 - $ 50.56	368,251	6.20	$38.78	215,850	$38.83
$50.68 - $120.88	238,446	5.36	$69.48	195,466	$71.78

$ 0.25 - $120.88	1,816,918	6.41	$29.50	1,231,048	$29.51

The total intrinsic value for options exercisable at September 30, 2006 was $29.8 million, representing the difference between the fair value of the Company’s common stock underlying these options at September 30, 2006 and the related exercise prices.

As of September 30, 2006, equity based awards (including stock option and stock units) available for future issuance is as follows:

Awards
Available for
Grant

Balance, September 30, 2003	1,178,733
Granted	(2,230,515)
Exercised	—
Cancelled	353,232
Additional shares reserved (terminated), net	820,070

Balance, September 30, 2004	121,520
Granted	(945,284)
Exercised	—
Cancelled	300,786
Additional shares reserved (terminated), net	1,582,081

Balance, September 30, 2005	1,059,103
Granted	(585,375)
Exercised	—
Cancelled	177,103
Additional shares reserved (terminated), net	(29,606)

Balance at September 30, 2006	621,225

As of September 30, 2006, there was $39.0 million of total unrecognized compensation cost, related to unvested stock options and restricted stock units, the majority of which will be recognized ratably over the next two years. An assumption of a five percent forfeiture rate is utilized when arriving at the amount of stock compensation expense. The Company recognized $24.8 million of pre-tax stock compensation expense for the

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year-ended September 30, 2006, and $4.6 million of pre-tax stock compensation expense following the early adoption of FAS 123R in the fourth quarter of fiscal year 2005.

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

Future minimum operating lease payments, net of sublease income, are as follows (in thousands):

	Gross		Net
	Lease	Sublease	Lease
	Payments	Income	Payments

2007	10,934	2,943	7,989
2008	11,509	2,867	8,643
2009	12,527	2,944	9,583
2010	12,259	3,021	9,238
2011	11,032	3,098	7,935
Thereafter	32,763	2,644	30,119

	$91,024	$17,517	$73,507

Rent expense under non-cancelable operating leases amounted to approximately $8.2 million, $5.6 million, and $4.8 million for the fiscal years ended September 30, 2006, 2005, and 2004, respectively.

Litigation

Internal Revenue Service Audit.  The Company received a notice from the Internal Revenue Service (the “IRS”) indicating the IRS would be auditing its tax returns for 2002, 2003, and 2004. The Company has produced documents and other information to the IRS and are currently in discussions with the IRS to resolve all issues arising from this audit. The Company does not believe this audit and any settlement with the IRS will have a material adverse impact on its consolidated financial position or results of operations.

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

Nasdaq Delisting.  On July 20, 2006 the Company announced that it would be unlikely that the Special Committee’s review would be completed in time for the Company to file its Form 10-Q for the quarter ended June 30, 2006, by the SEC’s deadline of August 14, 2006. In August 2006, the Company failed to timely file its Form 10-Q for the period ended June 30, 2006 as a result of the ongoing Special Committee investigation. On August 14, 2006, the Company received a written Staff Determination Notice from Nasdaq stating that the Company was not in compliance with Nasdaq’s Marketplace Rule 4310(c)(14) because it has not timely filed

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and that, therefore, the Company’s securities are subject to delisting. On August 18, 2006, the Company appealed Nasdaq’s Staff’s delisting determination to the Panel and requested an oral hearing before the Panel. On August 23, 2006, Nasdaq’s Staff stayed the delisting action pending a final written decision on the Company’s appeal by the Panel. A hearing before the Panel occurred on September 22, 2006. On November 28, 2006, the Company received notice that the Panel had granted its request for continued listing on the Nasdaq Global Market, subject to certain conditions we expect to satisfy within the time period requested by the Panel.

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

The Company has a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their compensation. The Company may, at its discretion, match a portion of the employees’ eligible contributions. Contributions by the Company to the plan during the years ended September 30, 2006, 2005, and 2004 were approximately $1.3 million, $1.2 million and $1.0 million, respectively. Contributions made by the Company vest over four years.

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

The following presents revenues by geographic region (in thousands):

	Years Ended September 30,
	2006	2005	2004

Americas	$226,242	$167,322	$103,603
EMEA	70,716	47,198	25,606
Japan	51,560	38,435	26,801
Asia Pacific	45,531	28,455	15,180

	$394,049	$281,410	$171,190

Net revenues from international customers are primarily denominated in U.S. dollars and totaled $167.8 million, $114.1 million, and $67.6 million for the years ended September 30, 2006, 2005 and 2004,

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. One domestic distributor accounted for 13.6%, 18.6% and 19.1% of total net revenue for the fiscal years 2006, 2005 and 2004, respectively. This distributor accounted for 8.5%, 26.2% and 26.9% of accounts receivable as of September 30, 2006, 2005 and 2004, respectively. Another domestic distributor accounted for 11.6% of net revenue for the year ended September 30, 2006.

10.	Subsequent Events

On October 31, 2006, the Company entered into an office lease agreement to lease a total of approximately 137,000 square feet of office space in the building known as 333 Elliott West, which is next to the three buildings that currently serve as the Company’s corporate headquarters. The lease term is 10 years with an option for renewal. The Company plans to occupy this new building during the second quarter of fiscal 2008 after construction is completed.

11.	Quarterly Results of Operations

The following presents the Company’s unaudited quarterly results of operations for the eight quarters ended September 30, 2006. The information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. This unaudited information has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that were considered necessary for a fair statement of our operating results for the quarters presented.

	Three Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2006	2006	2006	2005	2005(1)(3)	2005(3)	2005(3)	2004(3)
	(Unaudited and in thousands)

Net revenues
Products	$86,320	$77,192	$72,775	$68,591	$62,762	$57,112	$53,332	$46,397
Services	25,397	22,937	21,341	19,496	17,845	15,952	14,398	13,612

Total	111,717	100,129	94,116	88,087	80,607	73,064	67,730	60,009

Cost of net revenues
Products	17,716	15,869	15,441	14,593	13,886	12,752	11,822	10,530
Services	7,065	6,649	5,846	4,974	4,572	4,312	3,915	3,395

Total	24,781	22,518	21,287	19,567	18,458	17,064	15,737	13,925

Gross profit	86,936	77,611	72,829	68,520	62,149	56,000	51,993	46,084

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2006	2006	2006	2005	2005(1)(3)	2005(3)	2005(3)	2004(3)
	(Unaudited and in thousands)

Operating expenses
Sales and marketing	35,087	32,364	31,162	28,865	25,575	23,219	20,988	20,084
Research and development	13,900	12,517	12,276	10,478	9,066	7,584	7,834	7,032
General and administrative(2)	14,389	10,175	7,148	7,397	7,338	6,316	6,341	5,491

Total operating expenses	63,376	55,056	50,586	46,740	41,979	37,119	35,163	32,607

Income from operations	23,560	22,555	22,243	21,780	20,170	18,881	16,830	13,477
Other income, net	5,825	4,759	3,877	2,970	2,925	2,123	1,641	1,387

Income before income taxes	29,385	27,314	26,120	24,750	23,095	21,004	18,471	14,864

Provision (benefit) for income taxes	11,633	10,349	10,053	9,529	8,188	8,311	7,507	6,526

Net income	$17,752	$16,965	$16,067	$15,221	$14,907	$12,693	$10,964	$8,338

Net income per share — basic	$0.44	$0.42	$0.40	$0.39	$0.39	$0.33	$0.30	$0.23

Weighted average shares — basic	40,724	40,553	40,120	39,163	38,479	37,918	36,905	35,577

Net income per share — diluted	$0.43	$0.41	$0.39	$0.37	$0.37	$0.32	$0.28	$0.22

Weighted average shares — diluted	41,645	41,659	41,627	40,805	40,014	39,433	38,939	37,848

(1)	The Company adopted FAS 123R on July 1, 2005, and as a result recognized $4.6 million of compensation expense related to stock-based compensation charges included in operating expenses in the fourth quarter of fiscal 2005.

(2)	The fourth quarter of fiscal 2006, includes general and administrative expenses of $5.0 million, related to third parties cost for legal, accounting, tax and other professional services in connection with the Special Committee investigation and related restatement described below.

(3)	In our Annual Report on Form 10-K/A No. 2 for fiscal year 2005 (filed on December 12, 2006), we restated our consolidated financial statements for the years ended September 30, 2005, 2004 and 2003, and the selected consolidated financial data as of and for the years ended September 30, 2005, 2004, 2003, 2002 and 2001. In addition, we restated our condensed consolidated financial statements for the quarters ended December 31, 2005 and March 31, 2006 in our Quarterly Reports on Form 10-Q/A for the quarters ended December 31, 2005 and March 31, 2006, each of which was filed on December 13, 2006. All financial information included in this Annual Report on Form 10-K reflects our restatement.

F5 NETWORKS, INC.

SUPPLEMENTARY DATA
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charges to	Charges to		Balance
	Beginning	Costs and	Other		at End
Description	of Period	Expenses	Accounts	Deductions	of Period
	(In thousands)

Year Ended September 30, 2006
Allowance for doubtful accounts	$1,747	$(854)	$—	$7	$900
Allowance for sales returns	$1,222	$920	$921	$(1,105)	$1,958
Year Ended September 30, 2005
Allowance for doubtful accounts	$1,594	$653	$—	$(500)	$1,747
Allowance for sales returns	$1,567	$766	$626	$(1,737)	$1,222
Income tax valuation allowance	$2,649	$—	$—	$(2,649)	$—
Year Ended September 30, 2004
Allowance for doubtful accounts	$1,524	$150	$—	$(80)	$1,594
Allowance for sales returns	$1,525	$1,009	$1,566	$(2,533)	$1,567
Income tax valuation allowance	$30,711	$—	$—	$(28,062)	$2,649

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006 and, based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Management’s Report on Internal Control over Financial Reporting

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the results of this assessment and on those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

Remediation of Material Weakness

As previously disclosed in our amended Annual Report on Form 10-K/A No. 2 for the year ended September 30, 2005, which we filed on December 12, 2006, our management concluded that, as of September 30, 2005, a material weakness existed over our granting and modification of stock options and the related accounting for and disclosure of stock-based compensation expense. Subsequent to the initiation of our investigation into our stock-option granting practices in May 2006, we considered the effectiveness of both the design and operation of our internal control over financial reporting, as they relate to the granting and modification of stock-based compensation. We implemented a number of significant improvements in our internal control over financial reporting during the fourth quarter of 2006. In particular, we developed and implemented the following policies, processes, procedures and controls over the granting and modification of stock-based compensation:

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

As of September 30, 2006, management has implemented these additional policies, procedures and controls. Additionally, we have evaluated the design of these new controls, which have been placed into operation for a sufficient period of time, and tested their operating effectiveness. The Company considers that the steps identified and implemented above have improved the effectiveness of the Company’s internal control over financial reporting and, as of September 30, 2006, have remediated the material weakness described above.

Changes in Internal Control over Financial Reporting

As described above in the “Remediation of Material Weakness” section, there were changes to our internal control over financial reporting during the fourth quarter of fiscal 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

We intend to furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended September 30, 2006 (the “Proxy Statement”). Certain information required by this item is incorporated herein by reference to the Proxy Statement. Also see “Directors and Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

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

Dated: December 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ JOHN MCADAM John McAdam	Chief Executive Officer, President, and Director (principal executive officer)	December 13, 2006

By:	/s/ JOHN RODRIGUEZ John Rodriguez	Senior Vice President, Chief Accounting Officer (principal financial officer)	December 13, 2006

By:	/s/ A. GARY AMES A. Gary Ames	Director	December 13, 2006

By:	/s/ DEBORAH L. BEVIER Deborah L. Bevier	Director	December 13, 2006

By:	/s/ KEITH D. GRINSTEIN Keith D. Grinstein	Director	December 13, 2006

By:	/s/ KARL D. GUELICH Karl D. Guelich	Director	December 13, 2006

By:	/s/ ALAN J. HIGGINSON Alan J. Higginson	Director	December 13, 2006

By:	/s/ RICH MALONE Rich Malone	Director	December 13, 2006

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

2.1	—	Agreement and Plan of Merger dated as of May 31, 2004, by and among the Registrant, Fire5, Inc., a wholly owned subsidiary of the Registrant, MagniFire Websystems, Inc., and Lucent Venture Partners III LLC(1)
2.2	—	Agreement and Plan of Merger, dated September 6, 2005, among F5 Networks, Inc., Sparrow Acquisition Corp., Swan Labs Corporation and the other parties referred to therein.(2)
3.1	—	Second Amended and Restated Articles of Incorporation of the Registrant(3)
3.2	—	Amended and Restated Bylaws of the Registrant(3)
4.1	—	Specimen Common Stock Certificate(3)
10.1	—	Amended and Restated Office Lease Agreement dated April 3, 2000, between the Registrant and 401 Elliott West LLC(4)
10.2	—	Sublease Agreement dated March 30, 2001 between the Registrant and Cell Therapeutics, Inc.(5)
10.3	—	uRoam Acquisition Equity Incentive Plan(6)
10.4	—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(3)
10.5	—	1998 Equity Incentive Plan, as amended(7)
10.6	—	Form of Option Agreement under the 1998 Equity Incentive Plan(3)
10.7	—	Amended and Restated Directors’ Nonqualified Stock Option Plan(3)
10.8	—	Form of Option Agreement under the Amended and Restated Directors’ Nonqualified Stock Option Plan(3)
10.9	—	Amended and Restated 1996 Stock Option Plan(3)
10.10	—	Form of Option Agreement under the Amended and Restated 1996 Stock Option Plan(3)
10.11	—	1999 Non-Employee Directors’ Stock Option Plan(3)
10.12	—	Form of Option Agreement under 1999 Non-Employee Directors’ Stock Option Plan(3)
10.13	—	NonQualified Stock Option Agreement between John McAdam and the Registrant dated July 24, 2000(8)
10.14	—	2000 Employee Equity Incentive Plan(9)
10.15	—	Form of Option Agreement under the 2000 Equity Incentive Plan(10)
10.16	—	NonQualified Stock Option Agreement between M. Thomas Hull and the Registrant dated October 20, 2003(11)
10.17	—	1999 Employee Stock Purchase Plan, as amended(12)
10.18	—	MagniFire Acquisition Equity Incentive Plan(13)
10.19	—	NonQualified Stock Option Agreement between Karl Triebes and the Registrant dated August 16, 2004(13)
10.20	—	Incentive Compensation Plan for Executive Officers(13)
10.21	—	2005 Equity Incentive Plan(14)
10.22	—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan (with acceleration upon change of control)(15)
10.23	—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan (no acceleration upon change of control)(15)
10.24	—	Amendment to F5 Networks, Inc. 2005 Equity Incentive Plan Award Agreement, dated March 8, 2006, between the Registrant and John Rodriquez(16)
10.25	—	Amendment to F5 Networks, Inc. 2005 Equity Incentive Plan Award Agreement, dated March 8, 2006, between the Registrant and Andy Reinland(16)
10.26	—	Compensation arrangement for current and future members to special committees of the Registrant’s Board of Directors effective September 1, 2006(17)

Exhibit
Number			Exhibit Description

10.27		—	Office Lease Agreement with Selig Real Estate Holdings IIX, L.L.C. dated October 31, 2006(18)
10	.28*	—	First Amendment to Sublease Agreement dated April 13, 2001 between the Registrant and Cell Therapeutics, Inc.
10	.29*	—	Second Amendment to Sublease Agreement dated March 6, 2002 between the Registrant and Cell Therapeutics, Inc.
10	.30*	—	Third Amendment to Sublease Agreement dated as of December 22, 2005 between the Registrant and Cell Therapeutics, Inc.
21	.1*	—	Subsidiaries of the Registrant
23	.1*	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31	.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Current Report on Form 8-K dated May 31, 2004 and filed with the SEC on June 2, 2004.

(2)	Incorporated by reference from Current Report on Form 8-K dated October 4, 2005 and filed with the SEC on October 5, 2005.

(3)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(5)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(6)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-109895.

(7)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-104169.

(8)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2000.

(9)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-51878.

(10)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2001.

(11)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-112022.

(12)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-116187.

(13)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2004.

(14)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(15)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(16)	Incorporated by reference from Current Report on Form 8-K dated March 8, 2006 and filed with the SEC on March 10, 2006.

(17)	Incorporated by reference from Current Report on Form 8-K dated September 1, 2006 and filed with the SEC on September 5, 2006.

(18)	Incorporated by reference from Current Report on Form 8-K dated October 31, 2006 and filed with the SEC on November 3, 2006.