Form 10-Q
period 2006-12-31
F5 NETWORKS INC
filed 2007-02-08
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of February 5, 2007 was 41,279,447.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31,	September 30,
	2006	2006
ASSETS
Current assets
Cash and cash equivalents	$31,085	$37,746
Short-term investments	384,238	336,427
Accounts receivable, net of allowances of $3,056 and $2,858	67,246	62,750
Inventories	5,730	5,763
Deferred tax assets	4,943	4,682
Other current assets	14,166	15,607

Total current assets	507,408	462,975

Restricted cash	3,941	3,929
Property and equipment, net	29,951	29,951
Long-term investments	129,943	118,003
Deferred tax assets	20,108	18,657
Goodwill	81,701	81,701
Other assets, net	14,518	14,295

Total assets	$787,570	$729,511

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,879	$13,174
Accrued liabilities	41,094	31,583
Deferred revenue	61,156	54,880

Total current liabilities	115,129	99,637

Other long-term liabilities	8,385	7,976
Deferred revenue, long-term	7,512	5,440

Total long-term liabilities	15,897	13,416

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 100,000 shares authorized, 41,118 and 40,778 shares issued and outstanding	539,220	521,791
Accumulated other comprehensive loss	(734)	(1,038)
Retained earnings	118,058	95,705

Total shareholders’ equity	656,544	616,458

Total liabilities and shareholders’ equity	$787,570	$729,511

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended
	December 31,
	2006	2005
Net revenues
Products	$92,062	$68,591
Services	27,968	19,496

Total	120,030	88,087

Cost of net revenues
Products	19,216	14,593
Services	7,308	4,974

Total	26,524	19,567

Gross profit	93,506	68,520

Operating expenses
Sales and marketing	39,055	28,865
Research and development	14,539	10,478
General and administrative	12,818	7,397

Total	66,412	46,740

Income from operations	27,094	21,780
Other income, net	6,431	2,970

Income before income taxes	33,525	24,750
Provision for income taxes	11,172	9,529

Net income	$22,353	$15,221

Net income per share — basic	$0.54	$0.39

Weighted average shares — basic	41,031	39,163

Net income per share — diluted	$0.53	$0.37

Weighted average shares — diluted	42,318	40,805

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	Three Months Ended December 31, 2006
			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Loss	Earnings	Equity
Balance, September 30, 2006	40,778	$521,791	$(1,038)	$95,705	$616,458
Exercise of employee stock options	139	3,789	—	—	3,789
Issuance of stock under employee stock purchase plan	66	3,296	—	—	3,296
Issuance of restricted stock	135	—	—	—	—
Tax benefit from employee stock transactions	—	1,615	—	—	1,615
Stock-based compensation	—	8,729	—	—	8,729
Comprehensive income:
Net income	—	—	—	22,353	—
Foreign currency translation adjustment	—	—	(120)	—	—
Unrealized loss on securities	—	—	424	—	—

Total comprehensive income	—	—	—	—	22,657

Balance, December 31, 2006	41,118	$539,220	$(734)	$118,058	$656,544

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended
	December 31,
	2006	2005
Operating activities
Net income	$22,353	$15,221
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of assets	1	4
Loss on disposition of investments	(2)	—
Stock-based compensation	8,729	5,250
Provisions for doubtful accounts and sales returns	724	273
Depreciation and amortization	3,611	2,396
Deferred income taxes	(1,419)	9,262
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(5,214)	(7,481)
Inventories	32	68
Other current assets	1,418	317
Other assets	(1,209)	(259)
Accounts payable and accrued liabilities	9,466	5,643
Deferred revenue	8,348	3,779

Net cash provided by operating activities	46,838	34,473

Investing activities
Purchases of investments	(180,572)	(98,560)
Sales of investments	120,968	57,618
Investment of restricted cash	(8)	4
Acquisition of business, net of cash acquired	—	(42,778)
Purchases of property and equipment	(2,605)	(3,874)

Net cash used in investing activities	(62,217)	(87,590)

Financing activities
Tax benefit from nonqualified stock options	1,615	—
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	7,131	19,949

Net cash provided by financing activities	8,746	19,949

Net decrease in cash and cash equivalents	(6,633)	(33,168)
Effect of exchange rate changes on cash and cash equivalents	(28)	31
Cash and cash equivalents, beginning of period	37,746	51,867

Cash and cash equivalents, end of period	$31,085	$18,730

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
Basis of Presentation
     In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
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
     The Company sells products through distributors, resellers, and directly to end users. The Company recognizes product revenue upon shipment, net of estimated returns, provided that collection is reasonably assured and no significant performance obligations remain. In certain regions where the Company does not have the ability to reasonably estimate returns, the Company defers revenue on sales to its distributors until they have received information from the channel partner indicating that the distributor has sold the product to its customer. Payment terms to domestic customers are generally net 30 to 45 days. Payment terms to international customers range from net 30 to net 90 days based on normal and customary trade practices in the individual markets. The Company offers extended payment terms to certain customers, in which case, revenue is recognized when payments are received.
     Whenever a software license, hardware, installation and post-contract customer support (“PCS”) elements are sold together, a portion of the sales price is allocated to each element based on their respective fair values as determined when the individual elements are sold separately. Revenues from the license of software are recognized when the software has been shipped and the customer is obligated to pay for the software. When rights of return are present and the Company cannot estimate returns, it recognizes revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes a limited period of telephone support updates, bug fixes and rights to upgrades, when and if available. Installation revenue is recognized when the product has been installed at the customer’s site. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.

Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“FAS 123R”), using the straight-line attribution method for recognizing compensation expense. The Company recognized $8.7 million and $5.3 million of stock-based compensation expense for the three months ended December 31, 2006 and 2005, respectively. As of December 31, 2006, there was $46.6 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.
     The Company issues incentive awards to its employees through stock-based compensation consisting of stock options and restricted stock units (“RSU’s”). The value of RSU’s is determined using the intrinsic value method, which in this case, is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. Alternatively, in determining the fair value of stock options, the Company uses the Black-Scholes option pricing model that employs the following key assumptions. Expected volatility is based on the annualized daily historical volatility of the Company’s stock price over the expected life of the option. Expected term of the option is based on historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years. The Company’s stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.
     FAS 123R also requires that the Company recognize compensation expense for only the portion of stock options or RSU’s that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. The Company’s estimated forfeiture rate in the first quarter of fiscal 2007 is 5%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.
     Compensation cost recognized for the three month period ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.
     In December 2006, the Company granted 228,000 RSU’s to certain current executive officers. Fifty percent of the aggregate number of RSU’s granted at such time vest in equal quarterly increments over two years, until such portion of the grant is fully vested on November 1, 2008. Twenty five percent of the RSU grant is subject to the Company achieving specified percentage increases in total revenue for fiscal year 2007, relative to fiscal year 2006. The remaining twenty five percent is subject to the Company meeting specified performance criteria for fiscal year 2008 to be set by the Compensation Committee of the Company’s Board of Directors.
Earnings Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended
	December 31,
	2006	2005
Numerator
Net income	$22,353	$15,221

Denominator
Weighted average shares outstanding — basic	41,031	39,163
Dilutive effect of common shares from stock options and restricted stock units	1,287	1,642

Weighted average shares outstanding — diluted	42,318	40,805

Basic net income per share	$0.54	$0.39

Diluted net income per share	$0.53	$0.37

     Approximately 0.1 million and 0.4 million of common shares potentially issuable from stock options for the three months ended December 31, 2006 and 2005, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of commons stock for the respective period.
Comprehensive Income
     Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized losses on securities and foreign currency translation adjustments are included in accumulated other comprehensive loss. Comprehensive income and its components were as follows (in thousands):

	Three months ended
	December 31,
	2006	2005
Net income	$22,353	$15,221
Unrealized loss on securities	424	38
Foreign currency translation adjustment	(120)	(68)

Total comprehensive income	$22,657	$15,191

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

2. Inventories
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
     Inventories consist of the following (in thousands):

	Three Months Ended
	December 31,
	2006	2005
Finished goods	$3,274	$2,592
Raw materials	2,456	105

	$5,730	$2,697

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
     The Company offers warranties of one year for hardware with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. The following table summarizes the activity related to product warranties for the three months ended December 31, 2006 and 2005 (in thousands):

	Three months ended
	December 31,
	2006	2005
Balance, beginning of period	$1,582	$1,565
Provision for warranties issued	623	380
Payments	(623)	(370)

Balance, end of period	$1,582	$1,575

Purchase Commitments
     The Company currently has arrangements with contract manufacturers and other suppliers for the manufacture of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on their behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless they give notice of order cancellation in advance of applicable lead times. As of December 31, 2006, the Company was committed to purchase approximately $15.0 million of such inventory during the next quarter.

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
     Derivative Suits. Beginning on or about May 24, 2006, several derivative actions were filed against certain current and former directors and officers of the Company. These derivative lawsuits were filed in: (1) the Superior Court of King County, Washington, as Adams v. Amdahl, et al. (Case No. 06-2-17195-1 SEA), Wright v. Amdahl, et al. (Case No. 06-2-19159-5 SEA), and Sommer v. McAdam, et al. (Case No. 06-2-26248-4 SEA); and (2) in the U.S. District Court for the Western District of Washington, as In re F5 Networks, Inc. Derivative Litigation, Master File No. C06-0794RSL, which consolidates Hutton v. McAdam, et al. (Case No. 06-794RSL), Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust v. McAdam et al. (Case No. C06-1057RSL), and Easton v. McAdam et al. (Case No. C06-1145RSL). The complaints generally allege that certain of the Company’s current and former directors and officers, including, in general, each of the Company’s current outside directors (other than Deborah L. Bevier who joined the Company’s Board of Directors in July 2006) breached their fiduciary duties to the Company by engaging in alleged wrongful conduct concerning the manipulation of certain stock option grant dates. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. Although litigation is subject to inherent uncertainties, the Company does not believe the results of these pending actions will, individually or in the aggregate, have a material adverse impact on the consolidated financial position or results of operations.
     Nasdaq Listing. On December 26, 2006, the Company announced that it had been formally notified by the Nasdaq Listing Qualifications Panel that the Company is now in compliance with The Nasdaq Stock Market’s requirements for continued listing on the Nasdaq Global Market.
     We have received notice from both the SEC and the Department of Justice that they are conducting informal inquiries into our historical stock option practices, and have fully cooperated with both agencies. Considerable legal and accounting expenses related to our historical stock option practices have already been incurred to date and significant expenditures may continue to be incurred in the future. We may in the future be subject to additional regulatory proceedings or actions arising in relation to our historical stock option practices and the restatement of our prior period financial statements. Although regulatory proceedings are subject to inherent uncertainties, the Company does not believe the results of any pending actions will, individually or in the aggregate, have a material adverse impact on the consolidated financial position or results of operations.
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
4. Income Taxes
     The effective tax rate was 33.3% and 38.5% for the three months ended December 31, 2006 and 2005, respectively. On December 20, 2006 the President of the United States signed into law the “2006 Tax Relief and Health Care Act.” The law reinstated the tax credit for increasing research activities retroactively for qualifying expenses paid or incurred after December 31, 2005 and before January 1, 2008. Prior to the President’s signing into law this Act the tax credit for increasing research activities had expired on December 31, 2005. As a result of the retroactive reinstatement of the tax credit for increasing research activities for qualifying expenses paid or incurred after December 31, 2005 the Company realized a one time benefit in its effective tax rate of 4.8%. Excluding this one time benefit the Company would have recorded a 38.1% provision for income taxes during the current period. The current extension of the tax credit is for two years but legislation has extended these tax credits for relatively short periods of time in the past.

5. Geographic Sales and Significant Customers
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
     The following presents revenues by geographic region (in thousands):

	Three months ended
	December 31,
	2006	2005
Americas	$72,439	$52,205
EMEA	20,014	15,116
Japan	14,701	11,313
Asia Pacific	12,876	9,453

	$120,030	$88,087

     Net revenues from international customers are primarily denominated in U.S. dollars and totaled $47.6 million and $35.9 million for the three months ended December 31, 2006 and 2005, respectively. Two domestic distributors accounted for 26.0% of total net revenue for the three month period ended December 31, 2006. One domestic distributor accounted for 14.1% of total net revenue for the three month period ended December 31, 2005.
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

     Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:
• Revenues. The majority of our revenues are derived from sales of our core products; BIG-IP Local Traffic Manager; BIG-IP Global Traffic Manager; BIG-IP ISP Traffic Manager; TrafficShield Application Firewall, WANJet, WebAccelerator; and FirePass SSL VPN servers. We also derive revenues from the sales of services including annual maintenance contracts, installation, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are key indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.
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
• Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first three months of fiscal year 2007 was primarily due to net income from operations, with operating activities providing cash of $46.8 million. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for the first three months of fiscal year 2007 were comprised primarily of tenant improvements and information technology infrastructure and equipment to support the growth of our core business activities.
• Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health. Deferred revenues continued to increase due to the growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our day’s sales outstanding for the first quarter of fiscal year 2007 was 50. We expect to maintain this metric in the low to mid 50 day range going forward.
Summary of Critical Accounting Policies and Estimates
     The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that, of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: revenue recognition; reserve for doubtful accounts; reserve for product returns; reserve for warranties; accounting for income taxes; stock-based compensation; and goodwill impairment. Each of these accounting policies and estimates , which nave not significantly changed since our annual report on Form 10-K for the year ended September 30, 2006 (the “Form 10-K”), are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations
     The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended
	December 31,
	2006	2005
	(in thousands, except percentages)
Net Revenues
Products	$92,062	$68,591
Services	27,968	19,496

Total	$120,030	$88,087

Percentage of net revenues
Products	76.7%	77.9%
Services	23.3	22.1

Total	100.0%	100.0%

     Net revenues. Total net revenues increased 36.3%, to $120.0 million for the three months ended December 31, 2006 from $88.1 million for the same period in the prior year. The improvement was due to increased demand for our application delivery networking products and higher services revenues resulting from our increased installed base of products. International revenues were 39.6% of total net revenues for the three months ended December 31, 2006 compared to 40.7% for the same period in the prior year. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
     Net product revenues increased 34.2%, to $92.1 million for the three months ended December 31, 2006 from $68.6 million for the same period in the prior year. The increase in the three months ended December 31, 2006, was primarily due to growth in the volume of product sales of our Application Traffic Management (ATM) product line as well as incremental revenues derived from sales of our Wide Area Networks (WAN), FirePass and TrafficShield product lines. Sales of our ATM family of application delivery networking products represented 89.6% and 91.5% of product revenues for the three months ended December 31, 2006 and 2005, respectively.
     Net service revenues increased 43.5%, to $28.0 million for the three months ended December 31, 2006 from $19.5 million for the same period in the prior year. The increase in services revenue was primarily due to increases in the purchase or renewal of maintenance contracts as our installed base of products increased.
     Avnet Technology Solutions and Ingram Micro Inc., two of our domestic distributors, accounted for 14.1% and 11.8% of our total net revenue for the three months ended December 31, 2006, respectively. Ingram Micro Inc., accounted for 14.9% of our total net revenues for the three month period ended December 31, 2005.

	Three months ended
	December 31,
	2006	2005
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$19,216	$14,593
Services	7,308	4,974

Total	26,524	19,567

Gross profit	$93,506	$68,520
Cost of net revenues and gross profit (as a percentage of related net revenue)
Products	20.9%	21.3%
Services	26.1	25.5

Total	22.1	22.2

Gross profit	77.9%	77.8%

     Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, and amortization expenses in connection with developed technology from acquisitions. Our product margins remained stable for all periods presented at approximately 78%. Cost of net product revenues increased to $19.2 million for the three months ended December 31, 2006 from $14.6 million for the same period in the prior year. The increases were primarily due to the higher volume of units shipped.
     Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities, and depreciation expenses. For the three months ended December 31, 2006, cost of net services revenues as a percentage of net service revenues increased to 26.1% compared to 25.5% for the same period in the prior year. Cost of net service revenues increased primarily as a result of recent growth in professional services headcount. Professional services headcount at the end of December 2006 increased to 223 from 161 at the end of December 2005. Going forward, we expect to continue to increase our cost of service revenues to support our expanded product lines and growing customer base.

	Three months ended
	December 31,
	2006	2005
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$39,055	$28,865
Research and development	14,539	10,478
General and administrative	12,818	7,397

Total	$66,412	$46,740

Operating expenses (as a percentage of net revenue)
Sales and marketing	32.5%	32.8%
Research and development	12.1	11.9
General and administrative	10.7	8.4

Total	55.3%	53.1%

     Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, facilities and depreciation expenses. Sales and marketing expenses increased 35.3% for the three months ended December 31, 2006 from the comparable period in the prior year. The increase in sales and marketing expense was primarily due to increased commissions and personnel costs of $4.4 million and an increase in stock-based compensation expense of $1.3 million. The increased commissions and personnel costs were driven by growth in sales and marketing employee headcount and increased revenue for the respective periods. Sales and marketing headcount at the end of December 2006 increased to 489 from 380 at the end of December 2005. We expect to continue to increase sales and marketing expenses in order to grow revenues and increase our market share.
     Research and development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 38.8% for the three months ended months ended December 31, 2006 from the comparable period in the prior year. The increase in research and development expenses was primarily due to increased salary and benefit expenses of $2.1 million and an increase in stock-based compensation expense of $0.9 million. Research and development headcount at the end of December 2006 increased to 298 from 245 at the end of December 2005. The growth in headcount was primarily related to enhancement of our current products and our ability to develop new, technologically advanced products that meet the changing needs of our customers. We expect to continue to increase research and development expenses as our future success is dependent on the continued development of our products.
     General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities, and depreciation expenses. General and administrative expenses increased 73.3% for the three months ended December 31, 2006 from the comparable period in the prior year. The increase in general and administrative expenses was primarily due to expenses incurred by third parties for legal, accounting, tax and other professional services in connection with the review of our stock option practices conducted by the special committee of outside directors formed by our Board of Directors (the “Special Committee”) of $2.6 million, an increase in stock-based compensation expense of $1.0 million and increased salary and benefit expenses of $0.7 million. General and administrative headcount at the end of December 2006 increased to 145 from 105 at the end of December 2005. General and administrative expense is expected to remain at these increased levels as we continue to build our infrastructure to support the worldwide growth of our business.

	Three months ended
	December 31,
	2006	2005
	(in thousands, except percentages)
Other Income and Income Taxes
Income from operations	$27,094	$21,780
Other income, net	6,431	2,970

Income before income taxes	33,525	24,750
Provision for income taxes	11,172	9,529

Net income	$22,353	$15,221

Other income and income taxes (as percentage of revenue)
Income from operations	22.6%	24.7%
Other income, net	5.4	3.4

Income before income taxes	27.9	28.1
Provision for income taxes	9.3	10.8

Net income	18.6%	17.3%

     Other income, net. Other income, net, consists of interest income and foreign currency transaction gains and losses. Other income, net, increased 116.5% compared to the same period in the prior year. The significant increase was due to a combination of higher yields and increased investment balances. The increased investment balances are the result of cash provided from operating and financing activities.
     Provision for Income taxes. We recorded a 33.3% provision for income taxes during the current period. As of December 31, 2006 we do not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that these assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at December 31, 2006 and December 31, 2005 were $25.1 million and $33.5 million, respectively. Our world wide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in our geographic locations, changes in the valuation of our net deferred tax assets, resolution of potential exposures or establishment of potential exposures, introduction of new accounting standards or changes in tax laws or interpretations thereof in any of our geographic locations. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on judgment of whether, and the extent to which, additional taxes and interest may be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or changes in tax laws or interpretations thereof. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense and a fluctuation in our effective tax rate. On December 20, 2006 the President of the United States signed into law the “2006 Tax Relief and Health Care Act.” The law reinstated the tax credit for increasing research activities retroactively for qualifying expenses paid or incurred after December 31, 2005 and before January 1, 2008. Prior to the President’s signing into law this Act, the tax credit for increasing research activities had expired on December 31, 2005. As a result of the retroactive reinstatement of the tax credit for increasing research activities for qualifying expenses paid or incurred after December 31, 2005, the Company realized a one time benefit in its effective tax rate of 4.8%. Excluding this one time benefit, the Company would have recorded a 38.1% provision for income taxes during the current period. The current extension of the tax credit is for two years but legislation has extended these tax credits for relatively short periods of time in the past.

Liquidity and Capital Resources
     Cash and cash equivalents, short-term investments and long-term investments were $545.3 million as of December 31, 2006 compared to $492.2 million as of September 30, 2006, representing an increase of $53.1 million. The increase was primarily due to cash provided by operating activities of $46.8 million for the three months ended December 31, 2006 compared to $34.5 million for the same period in the prior year. The increase in cash flow from operations for the first three months of fiscal year 2007 resulted from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances together with cash generated from operations should be sufficient to meet our operating requirements for the foreseeable future.
     Cash used in investing activities was $62.2 million for the three months ended December 31, 2006 compared to $87.6 million for the same period in the prior year. The significant amount of cash used in investing activities for the first three months of fiscal year 2007 was primarily due to the purchase of investments partially offset by the sale of investments.
     Cash provided by financing activities for the three months ended December 31, 2006 was $8.7 million compared to $19.9 million for the same period in the prior year. Our financing activities for the three months ended December 31, 2006 and 2005 consisted primarily of cash received from the exercise of employee stock options and purchases under our employee stock purchase plan.
     As of December 31, 2006, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2012. There have been no material changes in our principal lease commitments compared to those discussed in the Form 10-K. In connection with the lease agreement for our corporate headquarters we established a restricted escrow account collateralized by a certificate of deposit that has been included on our balance sheet as a component of restricted cash. The total amount required in escrow reduces at various dates as set forth by the lease agreement. The amount required in escrow at December 31, 2006 was $3.6 million as set forth by the lease agreement.
     We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of December 31, 2006, we were committed to purchase approximately $15.0 million of such inventory during the next quarter.
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
Acquisitions, including our recent acquisition of Swan Labs Corporation, present many risks and we may not realize the financial and strategic goals that are contemplated at the time of the transaction
     With respect to our acquisitions, as well as any other future acquisitions we may undertake, we may find that the acquired assets do not further our business strategy as expected, or that we paid more than what the assets are later worth, or that economic conditions change, all of which may generate future impairment charges. There may be difficulty integrating the operations and personnel of the acquired business, and we may have difficulty retaining the key personnel of the acquired business. We may have difficulty in incorporating the acquired technologies or products with our existing product lines. Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations. We may have difficulty maintaining uniform standards, controls, procedures and policies across locations. We may experience significant problems or liabilities associated with the product quality, technology and other matters.
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
     We have received notice from both the Securities Exchange Commission (“SEC”) and the United States Attorney’s Office for the Eastern District of New York (the “Department of Justice”) that they are conducting informal inquiries into our historical stock option practices, and have fully cooperated with both agencies. Considerable legal and accounting expenses related to our historical stock option practices have already been incurred to date and significant expenditures may continue to be incurred in the future. We may in the future be subject to additional regulatory proceedings or actions arising in relation to our historical stock option practices and the restatement of our prior period financial statements. Any potential regulatory proceeding or action may be time consuming, expensive and distracting for management from the conduct of our business. The adverse resolution of any potential regulatory proceeding or action could adversely affect our business, results of operations, or financial condition. We cannot assure you that the SEC and Department of Justice inquiries, or any future regulatory action relating to our historical stock option practices, will result in the same conclusions reached by the Special Committee. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us, including criminal penalties, which could adversely affect our business, results of operations, or financial condition.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three month period ended December 31, 2006, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2006.
Item 4. Controls and Procedures
     Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that required information is properly recorded, processed, summarized and reported within the required timeframe, as specified in the rules set forth by the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosures.
     Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006.
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Reference is made to Item 3, Legal Proceedings, in the Form 10-K, filed December 14, 2006 for descriptions of our legal proceedings. We continue to believe that the resolution of these legal proceedings will not have a material adverse effect on us and there have been no material developments since the time of the 10-K filing.

Item 1A. Risk Factors
     Information regarding risk factors appears in Part I — Item 2 of this Quarterly Report on Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors that May Affect Future Results” and in Part I — Item 1A of the Form 10-K. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of February, 2007.

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