Form 10-K/A
period 2005-09-30
F5 NETWORKS INC
filed 2007-04-03
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 3
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

EXPLANATION OF AMENDMENT
     We are filing this Amendment No. 3 on Form 10-K/A for the fiscal year ended September 30, 2005 (“Third Amendment”) in response to comments received from the Securities and Exchange Commission. This Third Amendment provides additional disclosure to Item 6 (“Selected Financial Data”), Note 2 (“Restatement of Consolidated Financial Statements”) and Note  13 (“Quarterly Results of Operations”) to our consolidated financial statements in Item 8 which have no impact on our results of operations or financial condition. Item 6 has been amended to reflect the restated stock compensation cost reported for the fiscal years ended September 30, 2002, 2001, 2000 and 1999. Note 2 has been amended to reflect the restated stock compensation cost reported for the fiscal years ended September 30, 2005, 2004, 2003, 2002, 2001, 2000 and 1999. Note 13 has been amended to include interim balance sheet disclosures for the two-year period ended September 30, 2005. In addition, the Third Amendment includes updated certifications from our Chief Executive Officer (CEO) and Chief Accounting Officer (CAO) as Exhibits 31.1, 31.2 and 32.1. No other information in the Amendment No. 2 on Form 10-K/A for the fiscal year ended September 30, 2005 originally filed on December 12, 2006 is amended hereby.
     This Amendment should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the Original Report filed December 12, 2005, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Report.

Item 6. Selected Financial Data	Page

Supplemental Unaudited Information Regarding Restatement Adjustments	1-2
Item 8. Financial Statements and Supplementary Data
F5 NETWORKS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements
Report Of Independent Registered Public Accounting Firm	3-4
Consolidated Balance Sheet	5
Consolidated Income Statement	6
Consolidated Statement of Shareholders’ Equity	7
Consolidated Statement of Cash Flow	8
Notes to Consolidated Financial Statements	9
Supplementary Data
Valuation and Qualifying Accounts and Reserves	43
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

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
Supplemental Unaudited Information Regarding Restatement Adjustments
     The supplemental unaudited information presented below has been included to facilitate an understanding of the components of the Restatement adjustments to retained earnings at September 30, 2002:

	Cumulative effect of
	restatement on
	years prior to 2003	2002	2001	2000	1999
Stock-based compensation expense, as reported	$7,682	$443	$2,625	$2,127	$2,487
Adjustments	20,234	5,248	6,996	7,826	164

Stock-based compensation expense, restated	$27,916	$5,691	$9,621	$9,953	$2,651

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
     The information presented below has been included to facilitate an understanding of the components of the restatement adjustments to retained earnings. The following table is a summary of pre-tax adjustments made to stock-based compensation:

				Cumulative effect of
				restatement on
	2005	2004	2003	years prior to 2003	2002	2001	2000	1999

Stock-based compensation expense, as reported	$—	$10	$83	$7,682	$443	$2,625	$2,127	$2,487
Adjustments	833	1,182	1,831	20,234	5,248	6,996	7,826	164

Stock-based compensation expense, restated	$833	$1,192	$1,914	$27,916	$5,691	$9,621	$9,953	$2,651

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

     Consolidated Statement of Cash Flows for the years ended September 30, 2005, 2004 and 2003 (in thousands except for share amounts):

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

13. Quarterly Results of Operations (unaudited)
     The following table presents the Company’s selected unaudited quarterly balance sheets and results of operations restated for the eight quarters ended September 30, 2005 from previously reported information filed on Form 10-Q and Form 10-K, as a result of the Restatement of our financial results discussed in this Form 10-K/A.
     See Note 2, of the Notes to Consolidated Financial Statements for more detailed information regarding the restatement of our consolidated financial statements for the years ended September 30, 2005, 2004 and 2003

	Three Months Ended
	Sept 30, 2005			June 30, 2005			March 31, 2005			Dec. 31, 2004
	(In thousands, except per share data)
	As		As	As		As	As		As	As		As
	reported	Adjustment	restated	reported	Adjustment	restated	reported	Adjustment	restated	reported	Adjustment	restated
Net revenues
Products	$62,762	$—	$62,762	$57,112	$—	$57,112	$53,332	$—	$53,332	$46,397	$—	$46,397
Services	17,845	—	17,845	15,952	—	15,952	14,398	—	14,398	13,612	—	13,612

Total	80,607	—	80,607	73,064	—	73,064	67,730	—	67,730	60,009	—	60,009

Cost of net revenues
Products	13,886	—	13,886	12,751	1	12,752	11,820	2	11,822	10,528	2	10,530
Services	4,572	—	4,572	4,306	6	4,312	3,908	7	3,915	3,386	9	3,395

Total	18,458	—	18,458	17,057	7	17,064	15,728	9	15,737	13,914	11	13,925

Gross profit	62,149	—	62,149	56,007	(7)	56,000	52,002	(9)	51,993	46,095	(11)	46,084

Operating expenses
Sales and marketing	25,521	54	25,575	23,207	12	23,219	20,885	103	20,988	19,640	444	20,084
Research and development	9,039	27	9,066	7,547	37	7,584	7,789	45	7,834	6,974	58	7,032
General and administrative	7,067	271	7,338	5,833	483	6,316	5,854	487	6,341	5,006	485	5,491

Total	41,627	352	41,979	36,587	532	37,119	34,528	635	35,163	31,620	987	32,607

Income (loss) from operations	20,522	(352)	20,170	19,420	(539)	18,881	17,474	(644)	16,830	14,475	(998)	13,477
Other income, net	2,925		2,925	2,123		2,123	1,641		1,641	1,387		1,387

Income (loss) before income taxes	23,447	(352)	23,095	21,543	(539)	21,004	19,115	(644)	18,471	15,862	(998)	14,864
Provision (benefit) for income taxes	7,796	392	8,188	7,566	745	8,311	7,003	504	7,507	5,869	657	6,526

Net income (loss)	$15,651	$(744)	$14,907	$13,977	$(1,284)	$12,693	$12,112	$(1,148)	$10,964	$9,993	$(1,655)	$8,338

Net income (loss) per share —basic	$0.41	$(0.02)	$0.39	$0.37	$(0.04)	$0.33	$0.33	$(0.03)	$0.30	$0.28	$(0.05)	$0.23

Weighted average shares — basic	38,479	—	38,479	37,918	—	37,918	36,905	—	36,905	35,577	—	35,577

Net income (loss) per share — diluted	$0.39	$(0.02)	$0.37	$0.35	$(0.03)	$0.32	$0.31	$(0.03)	$0.28	$0.26	$(0.04)	$0.22

Weighted average shares — diluted	40,015	(1)	40,014	39,418	15	39,433	38,921	18	38,939	37,818	30	37,848

	Three Months Ended
	Sept 30, 2004			June 30, 2004				March 31, 2004				Dec. 31, 2003
	(In thousands, except per share data)
	As		As	As			As	As			As	As			As
	reported	Adjustment	restated	reported	Adjustment		restated	reported	Adjustment		restated	reported	Adjustment		restated
Net revenues
Products	$37,536	$—	$37,536	$32,537		$—	$32,537	$29,720		$—	$29,720	$26,376		$—	$26,376
Services	12,683	—	12,683	11,706		—	11,706	10,927		—	10,927	9,705		—	9,705

Total	50,219	—	50,219	44,243		—	44,243	40,647		—	40,647	36,081		—	36,081

Cost of net revenues
Products	8,489	2	8,491	7,267			7,267	6,799			6,799	5,849			5,849
Services	3,055	9	3,064	2,832		4	2,836	2,626		2	2,628	2,462		3	2,465

Total	11,544	11	11,555	10,099		4	10,103	9,425		2	9,427	8,311		3	8,314

Gross profit	38,675	(11)	38,664	34,144		(4)	34,140	31,222		(2)	31,220	27,770		(3)	27,767

Operating expenses
Sales and marketing	17,597	207	17,804	16,907		(37)	16,870	15,920		433	16,353	14,954		465	15,419
Research and development	6,764	51	6,815	6,253		12	6,265	5,900		6	5,906	5,444		8	5,452
General and administrative	4,463	10	4,473	4,069		4	4,073	3,855		1	3,856	3,357		2	3,359

Total	28,824	268	29,092	27,229		(21)	27,208	25,675		440	26,115	23,755		475	24,230

Income (loss) from operations	9,851	(279)	9,572	6,915		17	6,932	5,547		(442)	5,105	4,015		(478)	3,537
Other income, net	891		891	848			848	808			808	184			184

Income (loss) before income taxes	10,742	(279)	10,463	7,763		17	7,780	6,355		(442)	5,913	4,199		(478)	3,721
Provision (benefit) for income taxes	(5,039)	(4,559)	(9,598)	347		—	347	400		—	400	398		2	400

Net income (loss)	$15,781	$4,280	$20,061	$7,416		$17	$7,433	$5,955		$(442)	$5,513	$3,801		$(480)	$3,321

Net income (loss) per share —basic	$0.46	$0.12	$0.58	$0.22		$—	$0.22	$0.18		$(0.02)	$0.16	$0.13		$(0.02)	$0.11

Weighted average shares — basic	34,593	—	34,593	34,382	—		34,382	33,768	—		33,768	30,159	—		30,159

Net income (loss) per share — diluted	$0.43	$0.12	$0.55	$0.20		$0.00	$0.20	$0.16		$(0.01)	$0.15	$0.11		$(0.01)	$0.10

Weighted average shares — diluted	36,779	(21)	36,758	36,969		(37)	36,932	36,946		(29)	36,917	33,121		(40)	33,081

(1)	The Company adopted FAS123R on July 1, 2005, and as a result recognized $4.6 million of compensation expense related to stock-based compensation charges included in operating expenses in the fourth quarter of fiscal 2005.

(2)	During the fourth quarter of fiscal 2004, the Company reversed the valuation allowance on U.S. deferred tax assets and as a result realized an income tax benefit of $11.9 million. The credit from the reversal of the valuation allowance was partially offset by actual U.S. and international tax expenses during the period.

	September 30, 2005			June 30, 2005			March 31, 2005			December. 31, 2004
	As			As			As			As
	previously		As	previously		As	previously		As	previously		As
	reported	Adjustments	restated	reported	Adjustment	restated	reported	Adjustment	restated	reported	Adjustment	restated
Assets
Current assets
Cash and cash equivalents	$51,867		$51,867	$11,587		$11,587	$21,792		$21,792	$23,803		$23,803
Short-term investments	184,314		184,314	196,530		196,530	174,334		174,334	139,909		139,909

Restricted cash	—		—	2,400		2,400	2,400		2,400	—		—
Accounts receivable, net	41,703		41,703	37,749		37,749	34,822		34,822	28,101		28,101
Inventories	2,699		2,699	2,288		2,288	2,095		2,095	1,728		1,728
Deferred tax assets	3,935	240	4,175	3,233	240	3,473	4,794	240	5,034	4,619	240	4,859
Other current assets	9,906		9,906	9,744		9,744	7,141		7,141	8,495		8,495

Total current assets	294,424	240	294,664	263,531	240	263,771	247,378	240	247,618	206,655	240	206,895

Restricted cash	3,871		3,871	3,875		3,875	3,816		3,816	6,221		6,221
Property and equipment, net	16,158		16,158	15,563		15,563	13,108		13,108	12,969		12,969
Long-term investments	128,834		128,834	120,962		120,962	97,181		97,181	90,657		90,657
Deferred tax assets	36,212		36,212	42,592		42,592	38,845		38,845	32,966		32,966
Goodwill	49,677		49,677	50,067		50,067	50,067		50,067	50,067		50,067
Other assets, net	8,323		8,323	8,856		8,856	7,475		7,475	7,954		7,954

Total assets	$537,499	$240	$537,739	$505,446	$240	$505,686	$457,870	$240	$458,110	$407,489	$240	$407,729

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$7,668		$7,668	$6,201		$6,201	$7,207		$7,207	$7,746		$7,746
Accrued liabilities	19,648	4,283	23,931	19,290	3,586	22,876	17,897	2,372	20,269	16,537	1,376	17,913
Deferred revenue	36,009		36,009	36,905		36,905	32,478		32,478	29,046		29,046

Total current liabilities	63,325	4,283	67,608	62,396	3,586	65,982	57,582	2,372	59,954	53,329	1,376	54,705

Other long-term liabilities	6,650		6,650	2,701		2,701	2,337		2,337	2,298		2,298
Deferred revenue, long-term	3,314		3,314	—		—	—		—	—		—
Deferred tax liability	—		—	—		—	—		—	—		—

Total long-term liabilities	9,964	—	9,964	2,701	—	2,701	2,337	—	2,337	2,298	—	2,298

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value	—		—	—		—	—		—	—		—
Common stock, no par value	412,419	19,478	431,897	403,641	19,511	423,152	376,258	19,504	395,762	341,318	19,520	360,838
Note receivable from shareholder	—		—	—		—	—		—	—		—
Unearned compensation	—		—	—	(81)	(81)	—	(143)	(143)	—	(311)	(311)
Accumulated other comprehensive income (loss)	(1,430)		(1,430)	(862)		(862)	(1,900)		(1,900)	(937)		(937)
Retained earnings	53,221	(23,521)	29,700	37,570	(22,776)	14,794	23,593	(21,493)	2,100	11,481	(20,345)	(8,864)

Total shareholders’ equity	464,210	(4,043)	460,167	440,349	(3,346)	437,003	397,951	(2,132)	395,819	351,862	(1,136)	350,726

Total liabilities and shareholders’ equity	$537,499	$240	$537,739	$505,446	$240	$505,686	$457,870	$240	$458,110	$407,489	$240	$407,729

	September 30, 2004			June 30, 2004			March 31, 2004			December 31, 2003
	As			As			As			As
	previously		As	previously		As	previously		As	previously		As
	reported	Adjustments	restated	reported	Adjustment	restated	reported	Adjustment	restated	reported	Adjustment	restated
Assets
Current assets
Cash and cash equivalents	$24,901		$24,901	$22,165		$22,165	$22,162		$22,162	$27,712		$27,712
Short-term investments	115,600		115,600	90,265		90,265	108,656		108,656	110,190		110,190
Accounts receivable, net	22,665		22,665	19,789		19,789	19,158		19,158	17,496		17,496
Inventories	1,696		1,696	1,868		1,868	1,905		1,905	1,158		1,158
Deferred tax assets	2,934	240	3,174	—		—	—		—	—		—
Other current assets	5,776		5,776	4,500		4,500	5,275		5,275	4,574		4,574

Total current assets	173,572	240	173,812	138,587	—	138,587	157,156	—	157,156	161,130	—	161,130

Restricted cash	6,243		6,243	6,258		6,258	6,183		6,183	6,000		6,000
Property and equipment, net	11,954		11,954	12,007		12,007	10,272		10,272	9,871		9,871
Long-term investments	81,792		81,792	98,058		98,058	96,450		96,450	67,097		67,097
Deferred tax assets	28,446		28,446	—		—	—		—	—		—
Goodwill	50,067		50,067	48,998		48,998	24,188		24,188	24,188		24,188
Other assets, net	8,279		8,279	9,003		9,003	3,727		3,727	4,010		4,010

Total assets	$360,353	$240	$360,593	$312,911	$—	$312,911	$297,976	$—	$297,976	$272,296	$—	$272,296

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$4,840		$4,840	$6,348		$6,348	$5,397		$5,397	$2,670		$2,670
Accrued liabilities	15,948	140	16,088	16,107		16,107	13,678		13,678	13,348		13,348
Deferred revenue	25,692		25,692	26,321		26,321	24,502		24,502	21,775		21,775

Total current liabilities	46,480	140	46,620	48,776	—	48,776	43,577	—	43,577	37,793	—	37,793

Other long-term liabilities	3,856		3,856	1,812		1,812	1,744		1,744	1,668		1,668
Deferred revenue, long-term	2,372		2,372	—		—	—		—	—		—
Deferred tax liability	—		—	605		605	454		454	303		303

Total long-term liabilities	6,228	—	6,228	2,417	—	2,417	2,198	—	2,198	1,971	—	1,971

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value	—		—	—		—	—		—	—		—
Common stock, no par value	306,655	19,623	326,278	277,009	24,004	301,013	273,263	23,612	296,875	259,837	23,612	283,449
Note receivable from shareholder	—		—	—		—	—		—	—		—
Unearned compensation	—	(833)	(833)	—	(1,036)	(1,036)	—	(628)	(628)	—	(1,070)	(1,070)
Accumulated other comprehensive income (loss)	(498)		(498)	(998)		(998)	647		647	359		359
Retained earnings	1,488	(18,690)	(17,202)	(14,293)	(22,968)	(37,261)	(21,709)	(22,984)	(44,693)	(27,664)	(22,542)	(50,206)

Total shareholders’ equity	307,645	100	307,745	261,718	—	261,718	252,201	—	252,201	232,532	—	232,532

Total liabilities and shareholders’ equity	$360,353	$240	$360,593	$312,911	$—	$312,911	$297,976	$—	$297,976	$272,296	$—	$272,296

F5 NETWORKS, INC.
SUPPLEMENTARY DATA
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charges to	Charges to		Balance
	Beginning	Costs and	Other		at End
Description	of Period	Expenses	Accounts	Deductions	of Period
	(In thousands)
Year Ended September 30, 2005
Allowance for doubtful accounts	$1,594	$653	$—	$(500)	$1,747
Allowance for sales returns	$1,567	$766	$626	$(1,737)	$1,222
Income tax valuation allowance	$2,649	$—	$—	$(2,649)	$—
Year Ended September 30, 2004
Allowance for doubtful accounts	$1,524	$150	$—	$(80)	$1,594
Allowance for sales returns	$1,525	$1,009	$1,566	$(2,533)	$1,567
Income tax valuation allowance	$30,711	$—	$—	$(28,062)	$2,649
Year Ended September 30, 2003
Allowance for doubtful accounts	$3,836	$(650)	$—	$(1,662)	$1,524
Allowance for sales returns	$1,616	$347	$745	$(1,183)	$1,525
Income tax valuation allowance	$26,329	$—	$4,382	$—	$30,711

Item 15. Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements:

See Index to Consolidated Financial Statements included under Item 8 in Part II of this Amendment.

2.	Exhibits:

Amendment Annual Report on Form 10-K and are described in the Exhibit Index immediately preceding the first exhibit.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F5 NETWORKS, INC.

By:	/s/ JOHN MCADAM John McAdam
Chief Executive Officer and President

Dated: April 3, 2007

EXHIBIT INDEX

Exhibit
Number		Exhibit Description
31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002