Form 10-Q
period 2007-03-31
F5 NETWORKS INC
filed 2007-05-08
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of May 3, 2007 was 41,744,597.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,	September 30,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$46,834	$37,746
Short-term investments	384,426	336,427
Accounts receivable, net of allowances of $2,809 and $2,858	73,142	62,750
Inventories, net	7,915	5,763
Deferred tax assets	4,479	4,682
Other current assets	21,746	15,607

Total current assets	538,542	462,975

Restricted cash	4,147	3,929
Property and equipment, net	31,693	29,951
Long-term investments	154,834	118,003
Deferred tax assets	11,572	18,657
Goodwill	81,701	81,701
Other assets, net	13,611	14,295

Total assets	$836,100	$729,511

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,012	$13,174
Accrued liabilities	32,863	31,583
Deferred revenue	67,411	54,880

Total current liabilities	123,286	99,637

Other long-term liabilities	8,488	7,976
Deferred revenue, long-term	7,805	5,440

Total long-term liabilities	16,293	13,416

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 100,000 shares authorized, 41,505 and 40,778 shares issued and outstanding	559,435	521,791
Accumulated other comprehensive loss	(928)	(1,038)
Retained earnings	138,014	95,705

Total shareholders’ equity	696,521	616,458

Total liabilities and shareholders’ equity	$836,100	$729,511

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Net revenues
Products	$96,126	$72,775	$188,188	$141,366
Services	31,479	21,341	59,447	40,837

Total	127,605	94,116	247,635	182,203

Cost of net revenues
Products	20,425	15,441	39,641	30,034
Services	8,390	5,846	15,698	10,820

Total	28,815	21,287	55,339	40,854

Gross profit	98,790	72,829	192,296	141,349

Operating expenses
Sales and marketing	43,177	31,162	82,232	60,027
Research and development	17,086	12,276	31,625	22,754
General and administrative	12,867	7,148	25,685	14,545

Total	73,130	50,586	139,542	97,326

Income from operations	25,660	22,243	52,754	44,023
Other income, net	7,230	3,877	13,661	6,847

Income before income taxes	32,890	26,120	66,415	50,870
Provision for income taxes	12,934	10,053	24,106	19,582

Net income	$19,956	$16,067	$42,309	$31,288

Net income per share — basic	$0.48	$0.40	$1.03	$0.79

Weighted average shares — basic	41,417	40,120	41,222	39,636

Net income per share — diluted	$0.47	$0.39	$1.00	$0.76

Weighted average shares — diluted	42,390	41,627	42,244	41,278

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	Six Months Ended March 31, 2007
			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Loss	Earnings	Equity
Balance, September 30, 2006	40,778	$521,791	$(1,038)	$95,705	$616,458
Exercise of employee stock options	334	8,468	—	—	8,468
Issuance of stock under employee stock purchase plan	66	3,296	—	—	3,296
Issuance of restricted stock	327	—	—	—	—
Tax benefit from employee stock transactions	—	5,446	—	—	5,446
Stock-based compensation	—	20,434	—	—	20,434
Comprehensive income:
Net income	—	—	—	42,309	—
Foreign currency translation adjustment	—	—	(501)	—	—
Unrealized loss on securities	—	—	611	—	—

Total comprehensive income	—	—	—	—	42,419

Balance, March 31, 2007	41,505	$559,435	$(928)	$138,014	$696,521

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended March 31,
	2007	2006
Operating activities
Net income	$42,309	$31,288
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of assets	1	37
Loss on disposition of investments	(8)	—
Stock-based compensation	20,434	10,843
Provisions for doubtful accounts and sales returns	1,046	(397)
Depreciation and amortization	7,411	5,017
Deferred income taxes	7,306	18,973
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(11,432)	(9,560)
Inventories	(2,153)	(258)
Other current assets	(6,150)	(1,736)
Other assets	(1,266)	(1,392)
Accounts payable and accrued liabilities	11,395	8,923
Deferred revenue	14,896	8,353

Net cash provided by operating activities	83,789	70,091

Investing activities
Purchases of investments	(405,560)	(240,444)
Sales of investments	321,349	156,222
Investment of restricted cash	(209)	2
Acquisition of business, net of cash acquired	—	(42,778)
Purchases of property and equipment	(7,143)	(9,047)

Net cash used in investing activities	(91,563)	(136,045)

Financing activities
Tax benefit from nonqualified stock options	5,446	—
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	11,809	37,077

Net cash provided by financing activities	17,255	37,077

Net increase (decrease) in cash and cash equivalents	9,481	(28,877)
Effect of exchange rate changes on cash and cash equivalents	(393)	13
Cash and cash equivalents, beginning of period	37,746	51,867

Cash and cash equivalents, end of period	$46,834	$23,003

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
     The Company sells products through distributors, resellers, and directly to end users. The Company recognizes product revenue upon shipment, net of estimated returns, provided that collection is reasonably assured and no significant performance obligations remain. In certain regions where the Company does not have the ability to reasonably estimate returns, the Company defers revenue on sales to its distributors until they have received information from the channel partner indicating that the distributor has sold the product to its customer. Payment terms to domestic customers are generally net 30 to 45 days. Payment terms to international customers range from net 30 to net 90 days based on normal and customary trade practices in the individual markets. The Company offers extended payment terms to certain customers, in which case, revenue is recognized when payments are due.
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

Goodwill
     Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. We have adopted the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in fiscal year 2003, goodwill of $25.5 million was recorded in connection with the acquisition of MagniFire Websystems Inc. in fiscal year 2004 and goodwill of $32.0 million was recorded in connection with the acquisition of Swan Labs, Inc. (“Swan Labs”) in first fiscal quarter of 2006. In March 2007, we completed our annual impairment test and concluded that there was no impairment of goodwill.
Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“FAS 123R”), using the straight-line attribution method for recognizing compensation expense. The Company recognized $11.7 million and $5.6 million of stock-based compensation expense for the three months ended March 31, 2007 and 2006, respectively, and $20.4 million and $10.9 million for the six months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was $38.6 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.
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
     FAS 123R also requires that the Company recognize compensation expense for only the portion of stock options or RSU’s that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. The Company’s estimated forfeiture rate in the second quarter of fiscal 2007 is 4%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.
     Compensation cost recognized for the three month period ended March 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.
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
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Numerator
Net income	$19,956	$16,067	$42,309	$31,288

Denominator
Weighted average shares outstanding — basic	41,417	40,120	41,222	39,636
Dilutive effect of common shares from stock options and restricted stock units	973	1,507	1,022	1,642

Weighted average shares outstanding — diluted	42,390	41,627	42,244	41,278

Basic net income per share	$0.48	$0.40	$1.03	$0.79

Diluted net income per share	$0.47	$0.39	$1.00	$0.76

     Approximately 0.1 million and 0.1 million of common shares potentially issuable from stock options for the three months ended March 31, 2007 and 2006, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common stock for the respective period. Approximately 0.1 million and 0.2 million of common shares potentially issuable from stock options for the six months ended March 31, 2007 and 2006, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common stock for the respective period.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to measure eligible financial instruments and certain other items at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential effect if any of implementing this standard.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the potential effect if any of implementing this standard.
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
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109 by providing detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for our fiscal years beginning after October 1, 2007. The Company is currently evaluating the potential effects, if any, of FIN 48 on the consolidated financial statements.

2. Inventories, net
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
     Inventories consist of the following (in thousands):

	Six months ended
	March 31,
	2007	2006
Finished goods	$4,824	$2,786
Raw materials	3,091	238

Total inventory	$7,915	$3,024

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
     The Company offers warranties of one year for hardware with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. The following table summarizes the activity related to product warranties for the three months and six months ended March 31, 2007 and 2006 (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Balance, beginning of period	$1,582	$1,575	$1,582	$1,565
Provision for warranties issued	715	320	1,338	700
Payments	(715)	(313)	(1,338)	(683)

Balance, end of period	$1,582	$1,582	$1,582	$1,582

Purchase Commitments
     The Company currently has arrangements with contract manufacturers and other suppliers for the manufacture of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on their behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless they give notice of order cancellation in advance of applicable lead times. As of March 31, 2007, the Company was committed to purchase approximately $14.5 million of such inventory during the next quarter.
Legal Proceedings
     Internal Revenue Service Audit. In 2006, the Company received a notice from the Internal Revenue Service (the “IRS”) indicating the IRS would be auditing its tax returns for the 2002, 2003, and 2004 fiscal years. The Company has produced documents and other information to the IRS and is currently in discussions with the IRS to resolve all issues arising from this audit. The Company does not believe this audit and any settlement with the IRS will have a material adverse impact on its consolidated financial position or results of operations.
     Derivative Suits. Beginning on or about May 24, 2006, several derivative actions were filed against certain current and former directors and officers of the Company. These derivative lawsuits were filed in: (1) the Superior Court of King County, Washington, as In re F5 Networks, Inc. State Court Derivative Litigation (Case No. 06-2-17195-1 SEA), which consolidates Adams v. Amdahl, et al. (Case No. 06-2-17195-1 SEA), Wright v. Amdahl, et al. (Case No. 06-2-19159-5 SEA), and Sommer v. McAdam, et al. (Case No. 06-2-26248-4 SEA) (the “State Court Derivative Litigation”); and (2) in the U.S. District Court for the Western District of Washington, as In re F5 Networks, Inc. Derivative Litigation, Master File No. C06-0794RSL, which consolidates Hutton v. McAdam, et al. (Case No. 06-794RSL), Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust v. McAdam et al. (Case No. C06-1057RSL), and Easton v. McAdam et al. (Case No. C06-1145RSL). The complaints generally allege that certain of the Company’s current and former directors and officers, including, in general, each of the Company’s current outside directors (other than Deborah L. Bevier who joined the Company’s Board of Directors in July 2006) breached their fiduciary duties to the Company by engaging in alleged wrongful conduct concerning the manipulation of certain stock option grant dates. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The Company’s combined motion to consolidate and stay the State Court Derivative Litigation was granted in a court order dated April 3, 2007. Although litigation is subject to inherent uncertainties, the Company does not believe the results of these pending actions will, individually or in the aggregate, have a material adverse impact on the consolidated financial position or results of operations.
     SEC and Department of Justice Inquiries. We have received notice from both the SEC and the Department of Justice that they are conducting informal inquiries into our historical stock option practices, and have fully cooperated with both agencies. Considerable legal and accounting expenses related to our historical stock option practices have already been incurred to date and significant expenditures may continue to be incurred in the future. We may in the future be subject to additional regulatory proceedings or actions arising in relation to our historical stock option practices and the restatement of our prior period financial statements. Although regulatory proceedings are subject to inherent uncertainties, the Company does not believe the results of any pending actions will, individually or in the aggregate, have a material adverse impact on the consolidated financial position or results of operations.
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
4. Income Taxes
     The effective tax rate was 39.3% and 38.5% for the three months ended March 31, 2007 and 2006, respectively. On December 20, 2006 the President of the United States signed into law the “2006 Tax Relief and Health Care Act.” The law reinstated the tax credit for increasing research activities retroactively for qualifying expenses paid or incurred after December 31, 2005 and before January 1, 2008. Prior to the President’s signing into law this Act the tax credit for increasing research activities had expired on December 31, 2005. As a result of the retroactive reinstatement of the tax credit for increasing research activities for qualifying expenses paid or incurred after December 31, 2005 the Company realized a one time benefit in its effective tax rate of 4.8% in the first quarter of fiscal 2007. Excluding this one time benefit the Company would have recorded a 38.1% provision for income taxes during the first quarter of fiscal 2007. The current extension of the tax credit is for two years but legislation has extended these tax credits for relatively short periods of time in the past.
5. Geographic Sales and Significant Customers
     Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company is organized as, and operates in, one reportable segment: the development, marketing and selling of a comprehensive suite of application networking solutions that helps customers efficiently and securely manage application traffic on their Internet-based networks. The Company manages its business based on four geographic regions: the Americas (primarily the United States); Europe, the Middle East and Africa (EMEA); Japan; and the Asia Pacific region. The Company’s chief operating decision-making group reviews financial information presented on a consolidated basis accompanied by information about revenues by geographic region. The Company’s foreign offices conduct sales, marketing and support activities. The Company’s management evaluates performance based primarily on revenues in the geographic locations in which it operates. Revenues are attributed by geographic location based on the location of the customer. The Company’s assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for net revenue.
     The following presents revenues by geographic region (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Americas	$73,662	$52,549	$146,101	$104,754
EMEA	21,882	16,787	41,896	31,903
Japan	15,883	14,602	30,584	25,915
Asia Pacific	16,178	10,178	29,054	19,631

	$127,605	$94,116	$247,635	$182,203

     Net revenues from international customers are primarily denominated in U.S. dollars and totaled $53.9 million and $41.6 million for the three months ended March 31, 2007 and 2006, respectively, and $101.5 and $77.4 million for the six months ended March 31, 2007 and 2006, respectively. Two domestic distributors accounted for 26.2% and 26.1% of total net revenue for the three and six month periods ended March 31, 2007, respectively. Two domestic distributors accounted for 24.3% and 24.4% of total net revenue for the three and six month periods ended March 31, 2006, respectively.
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
• Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first six months of fiscal year 2007 was primarily due to net income from operations, with operating activities providing cash of $83.8 million. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for the first six months of fiscal year 2007 were comprised primarily of tenant improvements and information technology infrastructure and equipment to support the growth of our core business activities.
• Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health. Deferred revenues continued to increase due to the growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our day’s sales outstanding for the second quarter of fiscal year 2007 was 52. We expect to maintain this metric in the low to mid 50 day range going forward.
Summary of Critical Accounting Policies and Estimates
     The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that, of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: revenue recognition; reserve for doubtful accounts; reserve for product returns; reserve for warranties; accounting for income taxes; stock-based compensation; and goodwill impairment. Each of these accounting policies and estimates, which have not significantly changed since our annual report on Form 10-K for the year ended September 30, 2006 (the “Form 10-K”), are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations
     The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in thousands, except percentages)
Net Revenues
Products	$96,126	$72,775	$188,188	$141,366
Services	31,479	21,341	59,447	40,837

Total	$127,605	$94,116	$247,635	$182,203

Percentage of net revenues
Products	75.3%	77.3%	76.0%	77.6%
Services	24.7	22.7	24.0	22.4

Total	100.0%	100.0%	100.0%	100.0%

     Net revenues. Total net revenues increased 35.6% and 35.9% for the three and six months ended March 31, 2007, respectively, up from the comparable periods in the prior year. The improvement was due to increased demand for our application delivery networking products and higher services revenues resulting from our increased installed base of products. International revenues were 42.3% and 41.0% of total net revenues for the three and six months ended March 31, 2007, respectively, compared to 44.2% and 42.5% for the three and six months ended March 31, 2006, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
     Net product revenues increased 32.1% and 33.1% for the three and six months ended March 31, 2007, respectively up from the comparable periods in the prior year. The increase in the six months ended March 31, 2007, was primarily due to growth in the volume of product sales of our Application Traffic Management (ATM) product line as well as incremental revenues derived from sales of our Wide Area Networks (WAN), FirePass and TrafficShield product lines. Sales of our ATM family of application delivery networking products represented 91.9% and 89.5% of product revenues for the three months ended March 31, 2007 and 2006, respectively, and 90.8% and 90.5% of product revenue for the six months ended March 31, 2007 and 2006, respectively.
     Net service revenues increased 47.5% and 45.6% for the three and six months ended March 31, 2007, respectively, up from the comparable periods in the prior year. The increase in services revenue was primarily due to increases in the purchase or renewal of maintenance contracts as our installed base of products increased.
     Avnet Technology Solutions and Ingram Micro Inc., two of our domestic distributors, accounted for 13.3% and 12.9% of our total net revenue for the three months ended March 31, 2007, and 13.7% and 12.4% of our total net revenue for the six months ended March 31, 2007, respectively. Ingram Micro Inc., accounted for 12.6% and 13.7% of our total net revenues for the three and six month periods ended March 31, 2006, respectively.

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$20,425	$15,441	$39,641	$30,034
Services	8,390	5,846	15,698	10,820

Total	28,815	21,287	55,339	40,854

Gross profit	$98,790	$72,829	$192,296	$141,349
Percentage of net revenues
Products	21.2%	21.2%	21.1%	21.2%
Services	26.7	27.4	26.4	26.5

Total	22.6	22.6	22.3	22.4

Gross profit	77.4%	77.4%	77.7%	77.6%

     Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, and amortization expenses in connection with developed technology from acquisitions. Our product margins remained stable for all periods presented at approximately 79%. Cost of net product revenues increased to $20.4 million and $39.6 million for the three and six months ended March 31, 2007, respectively, up from $15.4 million and $30.0 million for the three and six months ended March 31, 2006, respectively. The increases were primarily due to the higher volume of units shipped.
     Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities, and depreciation expenses. For the three months and six months ended March 31, 2007, cost of net services revenues as a percentage of net service revenues remained relatively stable as compared to the periods in the prior year at 26.7% and 26.4%, respectively, and increased primarily as a result of recent growth in professional services headcount. Professional services headcount at the end of March 2007 increased to 242 from 176 at the end of March 2006. Going forward, we expect to continue to increase our cost of service revenues to support our expanded product lines and growing customer base.

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$43,177	$31,162	$82,232	$60,027
Research and development	17,086	12,276	31,625	22,754
General and administrative	12,867	7,148	25,685	14,545

Total	$73,130	$50,586	$139,542	$97,326

Operating expenses (as a percentage of net revenue)
Sales and marketing	33.8%	33.1%	33.2%	32.9%
Research and development	13.4	13.0	12.8	12.5
General and administrative	10.1	7.6	10.4	8.0

Total	57.3%	53.7%	56.4%	53.4%

     Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, facilities and depreciation expenses. Sales and marketing expenses increased 38.6% and 37.0% for the three and six months ended months ended March 31, 2007, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to increased commissions and personnel costs of $6.5 million and $10.9 million for the three and six months ended March 31, 2007, respectively. The increased commissions and personnel costs were driven by growth in sales and marketing employee headcount and increased revenue for the respective periods. Sales and marketing headcount at the end of March 2007 increased to 544 from 398 at the end of March 2006. In addition, sales and marketing expense included stock-based compensation expense of $4.4 million and $7.8 million for the three and six months ended March 31, 2007, respectively. We expect to continue to increase sales and marketing expenses in order to grow revenues and increase our market share.
     Research and development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 39.2% and 39.0% for the three and six months ended March 31, 2007, respectively, from the comparable periods in the prior year. The increase in research and development expenses was primarily due to increased salary and benefit expenses of $2.7 million and $4.8 million for the three and six months ended March 31, 2007, respectively. Research and development headcount at the end of March 2007 increased to 334 from 278 at the end of March 2006. The growth in headcount was primarily related to enhancement of our current products and our ability to develop new, technologically advanced products that meet the changing needs of our customers. In addition, research and development expense included stock-based compensation expense of $2.7 million and $5.0 million for the three and six months ended March 31, 2007, respectively. We expect to continue to increase research and development expenses as our future success is dependent on the continued development of our products.

     General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities, and depreciation expenses. General and administrative expenses increased 80.0% and 76.6% for the three and six months ended March 31, 2007, respectively, from the comparable periods in the prior year. The increase in general and administrative expenses was primarily due to an increase in salary and benefit expenses of $0.7 million and $1.4 million for the three and six month ended March 31, 2007, respectively. General and administrative headcount at the end of March 2007 increased to 161 from 121 at the end of March 2006. In addition, general and administrative expense includes $4.0 million and $6.4 million of stock-based compensation expense for the three and six months ended March 31, 2007, respectively. General and administrative expense is expected to remain at these increased levels as we continue to build our infrastructure to support the worldwide growth of our business.

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in thousands, except percentages)
Other Income and Income Taxes
Income from operations	$25,660	$22,243	$52,754	$44,023
Other income, net	7,230	3,877	13,661	6,847

Income before income taxes	32,890	26,120	66,415	50,870
Provision for income taxes	12,934	10,053	24,106	19,582

Net income	$19,956	$16,067	$42,309	$31,288

Other income and income taxes (as percentage of revenue)
Income from operations	20.1%	23.6%	21.3%	24.2%
Other income, net	5.7	4.1	5.5	3.8

Income before income taxes	25.8	27.8	26.8	27.9
Provision for income taxes	10.1	10.7	9.7	10.7

Net income	15.7%	17.1%	17.1%	17.2%

     Other income, net. Other income, net, consists of interest income and foreign currency transaction gains and losses. Other income, net increased 86.5% and 99.5% for the three and six months ended March 31, 2007, respectively, from the comparable periods in the prior year. The significant increase was due to a combination of higher yields and increased investment balances. The increased investment balances are the result of cash provided from operating and financing activities.
     Provision for Income taxes. We recorded a 39.3% provision for income taxes during the current period. As of March 31, 2007 we do not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that these assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at March 31, 2007 and March 31, 2006 were $16.1 million and $23.9 million, respectively. Our world wide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in our geographic locations, changes in the valuation of our net deferred tax assets, resolution of potential exposures or establishment of potential exposures, introduction of new accounting standards or changes in tax laws or interpretations thereof in any of our geographic locations. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on judgment of whether, and the extent to which, additional taxes and interest may be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or changes in tax laws or interpretations thereof. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense and a fluctuation in our effective tax rate. On December 20, 2006 the President of the United States signed into law the “2006 Tax Relief and Health Care Act.” The law reinstated the tax credit for increasing research activities retroactively for qualifying expenses paid or incurred after December 31, 2005 and before January 1, 2008. Prior to the President’s signing into law this Act, the tax credit for increasing research activities had expired on December 31, 2005. As a result of the retroactive reinstatement of the tax credit for increasing research activities for qualifying expenses paid or incurred after December 31, 2005, the Company realized a one time benefit in its effective tax rate of 4.8% in the first quarter of fiscal 2007. Excluding this one time benefit, the Company would have recorded a 38.1% provision for income taxes during the first quarter of fiscal 2007. The current extension of the tax credit is for two years but legislation has extended these tax credits for relatively short periods of time in the past.
Liquidity and Capital Resources
     Cash and cash equivalents, short-term investments and long-term investments were $586.1 million as of March 31, 2007 compared to $492.2 million as of September 30, 2006, representing an increase of $93.9 million. The increase was primarily due to cash provided by operating activities of $83.8 million for the six months ended March 31, 2007 compared to $70.1 million for the same period in the prior year. The increase in cash flow from operations for the first six months of fiscal year 2007 resulted from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances together with cash generated from operations should be sufficient to meet our operating requirements for the foreseeable future.
     Cash used in investing activities was $91.6 million for the six months ended March 31, 2007 compared to $136.0 million for the same period in the prior year. The significant amount of cash used in investing activities for the first six months of fiscal year 2007 was primarily due to the purchase of investments partially offset by the sale of investments. The decrease in investing activities for the three months ended March 31, 2007, compared to the same period in the prior year, is due primarily to the acquisition of Swan Labs in October 2005.
     Cash provided by financing activities for the six months ended March 31, 2007 was $17.3 million compared to $37.1 million for the same period in the prior year. Our financing activities for the six months ended March 31, 2007 and 2006 consisted primarily of cash received from the exercise of employee stock options and purchases under our employee stock purchase plan.
     As of March 31, 2007, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2012. There have been no material changes in our principal lease commitments compared to those discussed in the Form 10-K. In connection with the lease agreement for our corporate headquarters we established a restricted escrow account collateralized by a certificate of deposit that has been included on our balance sheet as a component of restricted cash. The total amount required in escrow reduces at various dates as set forth by the lease agreement. The amount required in escrow at March 31, 2007 was $3.6 million as set forth by the lease agreement.
     We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of March 31, 2007, we were committed to purchase approximately $14.5 million of such inventory during the next quarter.
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
Our success depends on sales and continued innovation of our BIG-IP product lines
     For the fiscal year ended September 30, 2006, and the three months ended March 31, 2007, we derived 89.4% and 91.9%, respectively of our product revenues from sales of our BIG-IP family of application delivery networking product lines. We expect to derive a significant portion of our net revenues from sales of our BIG-IP products in the future. Implementation of our strategy depends upon BIG-IP being able to solve critical network availability and performance problems of our customers. If BIG-IP is unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in BIG-IP’s product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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
We may not be able to sustain or develop new distribution relationships and a reduction or delay in sales to a significant distribution partner could hurt our business
     Our sales strategy requires that we establish and maintain multiple distribution channels in the United States and internationally through leading industry resellers, systems integrators, Internet service providers and other channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, one domestic distributor of our products accounted for 13.6% and 18.6% of our total net revenue for the fiscal years

2006 and 2005, respectively. Two domestic distributors of our products accounted for 26.2% of our total net revenue for the three months ended March 31, 2007. A substantial reduction or delay in sales of our products to this or any other key distribution partner could harm our business, operating results and financial condition.
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
Our operating results are exposed to risks associated with international commerce
     As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to potential recessions in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political, or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements, and natural disasters. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. International sales represented 42.6% and 40.5% of our net revenues for the fiscal years ended September 30, 2006 and 2005, respectively and 42.3% for the three months ended March 31, 2007. In particular, in fiscal year 2006, we derived 13.1% of our total revenue from the Japanese market. This revenue is dependent on a number of factors outside our control, including the viability and success of our resellers and the strength of the Japanese economy.
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
Acquisitions present many risks and we may not realize the financial and strategic goals that are contemplated at the time of the transaction
     With respect to our past acquisitions, as well as any other future acquisitions we may undertake, we may find that the acquired assets do not further our business strategy as expected, or that we paid more than what the assets are later worth, or that economic conditions change, all of which may generate future impairment charges. There may be difficulty integrating the operations and personnel of the acquired business, and we may have difficulty retaining the key personnel of the acquired business. We may have difficulty in incorporating the acquired technologies or products with our existing product lines. Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations. We may have difficulty maintaining uniform standards, controls, procedures and policies across locations. We may experience significant problems or liabilities associated with the product quality, technology and other matters.
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
Our success depends on our key personnel and our ability to attract and retain qualified sales and marketing, operations, product development and professional services personnel
     Our success depends to a significant degree upon the continued contributions of our key management, product development, sales, marketing and finance personnel, many of whom may be difficult to replace. The complexity of our application delivery networking products and their integration into existing networks and ongoing support, as well as the sophistication of our sales and marketing effort, requires us to retain highly trained professional services, customer support and sales personnel. Competition for qualified professional services, customer support and sales personnel in our industry is intense because of the limited number of people available with the necessary technical skills and understanding of our products. Our ability to retain and hire these personnel may be adversely affected by volatility or reductions in the price of our common stock, since these employees are generally granted restricted stock units or stock options. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring qualified personnel, may harm our business and results of operations.
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
We face litigation risks
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the six month period ended March 31, 2007, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2006.
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
     Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007.
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
     Reference is made to Item 1, Note 3, “Commitments and Contingencies – Legal Proceedings,” of Part I of this Quarterly Report on Form 10-Q and Item 3, Legal Proceedings, in the Form 10-K, filed December 14, 2006 for descriptions of our legal proceedings. We continue to believe that the resolution of these legal proceedings will not have a material adverse effect on us and there have been no material developments since the time of the Form 10-K filing, except as noted in Item 1, Note 3 of Part I of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
     Information regarding risk factors appears in Part I — Item 2 of this Quarterly Report on Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors that May Affect Future Results” and in Part I — Item 1A of the Form 10-K. There have been no material changes from the risk factors previously disclosed in the Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Shareholders on March 22, 2007. The following matters were voted upon at the Annual Meeting and received the number of votes indicated:
1.	To elect three Class II directors to hold office until the Annual meeting of Shareholders for fiscal year end 2009 and until their successors are elected and qualified.

	For	Withheld
Deborah L. Bevier	38,641,049	540,878
Alan J. Higginson	31,542,251	7,639,676
John McAdam	38,467,891	714,036
2.	To approve an amendment to the F5 Networks, Inc. 2005 Equity Incentive Plan (the “2005 Plan”) to increase the number of shares of common stock issuable under the 2005 Plan by an additional 2,000,000.

For:	22,356,333
Against:	12,083,712
Abstain:	15,196
3.	To ratify the selection of PricewaterhouseCoopers LLP as our independent auditor for fiscal year 2007.

For:	37,302,996
Against:	1,872,680
Abstain:	6,250
In addition, the following persons continued as directors after the Annual Meeting:
Class I — Term Expiring in Fiscal Year 2008
Karl D. Guelich
Keith D. Grinstein

Class II — Term Expiring in Fiscal Year 2007
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of May, 2007.

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