Form 10-Q
period 2007-06-30
F5 NETWORKS INC
filed 2007-08-07
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of August 3, 2007 was 42,115,042.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	September 30,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$48,040	$37,746
Short-term investments	345,899	336,427
Accounts receivable, net of allowances of $2,578 and $2,858	77,693	62,750
Inventories, net	9,278	5,763
Deferred tax assets	4,503	4,682
Other current assets	19,627	15,607

Total current assets	505,040	462,975

Restricted cash	3,946	3,929
Property and equipment, net	33,307	29,951
Long-term investments	238,818	118,003
Deferred tax assets	10,889	18,657
Goodwill	81,701	81,701
Other assets, net	13,109	14,295

Total assets	$886,810	$729,511

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,225	$13,174
Accrued liabilities	30,008	31,583
Deferred revenue	73,425	54,880

Total current liabilities	126,658	99,637

Other long-term liabilities	8,488	7,976
Deferred revenue, long-term	9,824	5,440

Total long-term liabilities	18,312	13,416

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 100,000 shares authorized, 41,956 and 40,778 shares issued and outstanding	583,349	521,791
Accumulated other comprehensive loss	(1,332)	(1,038)
Retained earnings	159,823	95,705

Total shareholders’ equity	741,840	616,458

Total liabilities and shareholders’ equity	$886,810	$729,511

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues
Products	$97,751	$77,192	$285,939	$218,558
Services	34,674	22,937	94,121	63,774

Total	132,425	100,129	380,060	282,332

Cost of net revenues
Products	20,770	15,869	60,411	45,903
Services	8,867	6,649	24,565	17,469

Total	29,637	22,518	84,976	63,372

Gross profit	102,788	77,611	295,084	218,960

Operating expenses
Sales and marketing	45,158	32,364	127,390	92,391
Research and development	17,476	12,517	49,101	35,271
General and administrative	12,375	10,175	38,060	24,720

Total	75,009	55,056	214,551	152,382

Income from operations	27,779	22,555	80,533	66,578
Other income, net	7,175	4,759	20,836	11,606

Income before income taxes	34,954	27,314	101,369	78,184
Provision for income taxes	13,145	10,349	37,251	29,931

Net income	$21,809	$16,965	$64,118	$48,253

Net income per share — basic	$0.52	$0.42	$1.55	$1.21

Weighted average shares — basic	41,807	40,553	41,417	39,942

Net income per share — diluted	$0.51	$0.41	$1.51	$1.16

Weighted average shares — diluted	42,655	41,659	42,416	41,426

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	Nine months ended June 30, 2007
			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Loss	Earnings	Equity
Balance, September 30, 2006	40,778	$521,791	$(1,038)	$95,705	$616,458
Exercise of employee stock options	543	13,402	—	—	13,402
Issuance of stock under employee stock purchase plan	144	7,546	—	—	7,546
Issuance of restricted stock	491	—	—	—	—
Tax benefit from employee stock transactions	—	9,603	—	—	9,603
Stock-based compensation	—	31,007	—	—	31,007
Comprehensive income:
Net income	—	—	—	64,118	—
Foreign currency translation adjustment	—	—	(769)	—	—
Unrealized loss on securities	—	—	475	—	—

Total comprehensive income	—	—	—	—	63,824

Balance, June 30, 2007	41,956	$583,349	$(1,332)	$159,823	$741,840

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended
	June 30,
	2007	2006
Operating activities
Net income	$64,118	$48,253
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of assets	7	169
Loss on disposition of investments	(18)	—
Stock-based compensation	31,007	16,596
Provisions for doubtful accounts and sales returns	1,001	(261)
Depreciation and amortization	11,315	7,992
Deferred income taxes	8,206	29,352
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(15,938)	(14,421)
Inventories	(3,516)	(5,123)
Other current assets	(4,025)	(2,127)
Other assets	(1,802)	(956)
Accounts payable and accrued liabilities	8,706	13,903
Deferred revenue	22,928	13,993

Net cash provided by operating activities	121,989	107,370

Investing activities
Purchases of investments	(708,591)	(376,731)
Sales of investments	578,552	257,519
Investment of restricted cash	(5)	(46)
Acquisition of business, net of cash acquired	—	(42,778)
Purchases of property and equipment	(11,662)	(18,531)

Net cash used in investing activities	(141,706)	(180,567)

Financing activities
Tax benefit from nonqualified stock options	9,603	—
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	20,967	42,543

Net cash provided by financing activities	30,570	42,543

Net increase (decrease) in cash and cash equivalents	10,853	(30,654)
Effect of exchange rate changes on cash and cash equivalents	(559)	(50)
Cash and cash equivalents, beginning of period	37,746	51,867

Cash and cash equivalents, end of period	$48,040	$21,163

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
Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“FAS 123R”), using the straight-line attribution method for recognizing compensation expense. The Company recognized $10.6 million and $5.8 million of stock-based compensation expense for the three months ended June 30, 2007 and 2006, respectively, and $31.0 million and $16.6 million for the nine months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was $32.1 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.
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
     FAS 123R also requires that the Company recognize compensation expense for only the portion of stock options or RSU’s that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. The Company’s estimated forfeiture rate in the third quarter of fiscal 2007 is 4%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.
     Compensation cost recognized for the three month period ended June 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.
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
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator
Net income	$21,809	$16,965	$64,118	$48,253

Denominator
Weighted average shares outstanding — basic	41,807	40,553	41,417	39,942
Dilutive effect of common shares from stock options and restricted stock units	848	1,106	999	1,484

Weighted average shares outstanding — diluted	42,655	41,659	42,416	41,426

Basic net income per share	$0.52	$0.42	$1.55	$1.21

Diluted net income per share	$0.51	$0.41	$1.51	$1.16

     Approximately 0.1 million and 0.2 million of common shares potentially issuable from stock options for the three months ended June 30, 2007 and 2006, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common stock for the respective period. Approximately 0.1 million and 0.2 million of common shares potentially issuable from stock options for the nine months ended June 30, 2007 and 2006, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common stock for the respective period.
Comprehensive Income
     Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized losses on securities and foreign currency translation adjustments are included in accumulated other comprehensive loss. Comprehensive income and its components were as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Income	$21,809	$16,965	$64,118	$48,253
Unrealized loss on securities	(136)	130	475	(104)
Foreign currency translation adjustment	(268)	(71)	(769)	(91)

Total comprehensive income	$21,405	$17,024	$63,824	$48,058

Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to measure eligible financial instruments and certain other items at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company’s fiscal years beginning October 1, 2008. The Company is currently assessing the potential effect if any of implementing this standard.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for the Company’s fiscal years beginning October 1, 2008, and interim periods within those fiscal years. The Company is currently assessing the potential effect if any of implementing this standard.

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
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109 by providing detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for the Company’s fiscal years beginning October 1, 2007. The Company is currently evaluating the potential effects, if any, of FIN 48 on its consolidated financial statements.
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
Inventories consist of the following (in thousands):

	June 30, 2007	September 30, 2006
Finished goods	$5,393	$2,610
Raw materials	3,885	3,153

Total inventory	$9,278	$5,763

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
     The Company offers warranties of one year for hardware with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. The following table summarizes the activity related to product warranties for the three months and nine months ended June 30, 2007 and 2006 (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance, beginning of period	$1,582	$1,582	$1,582	$1,565
Provision for warranties issued	1,039	508	2,377	1,208
Payments	(1,039)	(508)	(2,377)	(1,191)

Balance, end of period	$1,582	$1,582	$1,582	$1,582

Purchase Commitments
     The Company currently has arrangements with contract manufacturers and other suppliers for the manufacture of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on their behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless they give notice of order cancellation in advance of applicable lead times. As of June 30, 2007, the Company was committed to purchase approximately $16.3 million of such inventory during the next quarter.
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
Derivative Suits. Beginning on or about May 24, 2006, several derivative actions were filed against certain current and former directors and officers of the Company. These derivative lawsuits were filed in: (1) the Superior Court of King County, Washington, as In re F5 Networks, Inc. State Court Derivative Litigation (Case No. 06-2-17195-1 SEA), which consolidates Adams v. Amdahl, et al. (Case No. 06-2-17195-1 SEA), Wright v. Amdahl, et al. (Case No. 06-2-19159-5 SEA), and Sommer v. McAdam, et al. (Case No. 06-2-26248-4 SEA) (the “State Court Derivative Litigation”); and (2) in the U.S. District Court for the Western District of Washington, as In re F5 Networks, Inc. Derivative Litigation, Master File No. C06-0794RSL, which consolidates Hutton v. McAdam, et al. (Case No. 06-794RSL), Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust v. McAdam et al. (Case No. C06-1057RSL), and Easton v. McAdam et al. (Case No. C06-1145RSL). The complaints generally allege that certain of the Company’s current and former directors and officers, including, in general, each of the Company’s current outside directors (other than Deborah L. Bevier who joined the Company’s Board of Directors in July 2006) breached their fiduciary duties to the Company by engaging in alleged wrongful conduct concerning the manipulation of certain stock option grant dates. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The Company’s combined motion to consolidate and stay the State Court Derivative Litigation was granted in a court order dated April 3, 2007. The Company’s motion to dismiss the consolidated federal derivative actions based on plaintiffs’ failure to make demand on the Company’s Board of Directors prior to filing suit was granted on August 6, 2007.
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
4. Income Taxes
     The effective tax rate was 37.6% and 37.9% for the three months ended June 30, 2007 and 2006, respectively and 36.8% and 38.3% for the nine months ended June 30, 2007 and 2006, respectively. On December 20, 2006 the President of the United States

signed into law the “2006 Tax Relief and Health Care Act.” The law reinstated the tax credit for increasing research activities retroactively for qualifying expenses paid or incurred after December 31, 2005 and before January 1, 2008. Prior to the President’s signing this Act into law, the tax credit for increasing research activities had expired on December 31, 2005. As a result of the retroactive reinstatement of the tax credit for increasing research activities for qualifying expenses paid or incurred after December 31, 2005 the Company realized a one time benefit in its effective tax rate of 4.8% in the first quarter of fiscal 2007. Excluding this one time benefit, the Company would have recorded a 38.3% provision for income taxes for the nine months ended June 30, 2007. The current extension of the tax credit is for two years but legislation has extended these tax credits for relatively short periods of time in the past.
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
The following presents revenues by geographic region (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Americas	$77,220	$57,318	$223,322	$162,072
EMEA	24,011	19,906	65,907	51,809
Japan	15,439	10,325	46,022	36,240
Asia Pacific	15,755	12,580	44,809	32,211

	$132,425	$100,129	$380,060	$282,332

     Net revenues from international customers are primarily denominated in U.S. dollars and totaled $55.2 million and $42.8 million for the three months ended June 30, 2007 and 2006, respectively, and $156.7 and $120.3 million for the nine months ended June 30, 2007 and 2006, respectively. Three domestic distributors accounted for 33.6% of total net revenue for the three month period ended June 30, 2007. Two domestic distributors accounted for 25.2% of total net revenue for the nine month period ended June 30, 2007. Two domestic distributors accounted for 26.5% and 25.2% of total net revenue for the three and nine month periods ended June 30, 2006, respectively.
6. Stock Dividend
     On July 25, 2007 the Company announced that its Board of Directors had approved a two-for-one forward stock split of the Company’s common stock. The stock split will be effected by the issuance of a dividend of one share of the Company’s common stock for every share of its common stock issued and outstanding as of the record date of August 10, 2007. New shares of the Company’s common stock resulting from the stock split will be issued by its transfer agent, American Stock Transfer, and the Company’s common stock will begin trading on the Nasdaq Global Select Market on a split-adjusted basis on August 21, 2007. In addition, prior to the record date, the Company will amend its articles of incorporation to increase its authorized number of shares of common stock from 100 million shares to 200 million shares in connection with the stock split.
     Upon effectiveness of the stock dividend, prior period earnings per share will be retroactively adjusted to give effect to the new capital structure. The tables below summarize (i) the pro forma number of shares to be distributed on common stock pursuant to the stock split; and (ii) unaudited pro forma earnings per share data for the three and nine months ended June 30, 2007 on as reported and pro forma basis to reflect the stock split.

	June 30, 2007
	As reported	Pro forma
Common stock (in thousands)	41,956	83,912

	Three months ended		Nine months ended
	June 30, 2007		June 30, 2007
	As reported	Pro forma	As reported	Pro forma
Net income per share, basic	$0.52	$0.26	$1.55	$0.77

Net income per share, diluted	$0.51	$0.26	$1.51	$0.76

	Three months ended		Nine months ended
	June 30, 2006		June 30, 2006
	As reported	Pro forma	As reported	Pro forma
Net income per share, basic	$0.42	$0.21	$1.21	$0.60

Net income per share, diluted	$0.41	$0.20	$1.16	$0.58

7. Subsequent Event
     On August 6, 2007, the Company announced that it had agreed to acquire Acopia Networks, Inc., (“Acopia”) a privately held Delaware corporation headquartered in Lowell, Massachusetts. The Company agreed to pay $210 million in cash for 100% of the equity in Acopia and expects to close the transaction on or shortly after September 14, 2007, subject to satisfaction of the closing conditions. Acopia provides high-performance, intelligent file virtualization solutions.
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
• Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first nine months of fiscal year 2007 was primarily due to net income from operations, with operating activities providing cash of $122.0 million. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for the first nine months of fiscal year 2007 were comprised primarily of tenant improvements and information technology infrastructure and equipment to support the growth of our core business activities.
• Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health. Deferred revenues continued to increase due to the growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our day’s sales outstanding for the third quarter of fiscal year 2007 was 53. We expect to maintain this metric in the low to mid 50 day range going forward.
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

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except percentages)
Net Revenues
Products	$97,751	$77,192	$285,939	$218,558
Services	34,674	22,937	94,121	63,774

Total	$132,425	$100,129	$380,060	$282,332

Percentage of net revenues
Products	73.8%	77.1%	75.2%	77.4%
Services	26.2	22.9	24.8	22.6

Total	100.0%	100.0%	100.0%	100.0%

     Net revenues. Total net revenues increased 32.3% and 34.6% for the three and nine months ended June 30, 2007, respectively, up from the comparable periods in the prior year. The improvement was due to increased demand for our application delivery networking products and higher services revenues resulting from our increased installed base of products. International revenues were 41.7% and 41.2% of total net revenues for the three and nine months ended June 30, 2007, respectively, compared to 42.8% and 42.6% for the three and nine months ended June 30, 2006, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
     Net product revenues increased 26.6% and 30.8% for the three and nine months ended June 30, 2007, respectively up from the comparable periods in the prior year. The increase in the nine months ended June 30, 2007, was primarily due to growth in the volume of product sales of our Application Traffic Management (ATM) product line as well as incremental revenues derived from sales of our Wide Area Networks (WAN), FirePass and TrafficShield product lines. Sales of our ATM family of application delivery networking products represented 91.7% and 86.2% of product revenues for the three months ended June 30, 2007 and 2006, respectively, and 91.1% and 89.0% of product revenue for the nine months ended June 30, 2007 and 2006, respectively.
     Net service revenues increased 51.2% and 47.6% for the three and nine months ended June 30, 2007, respectively, up from the comparable periods in the prior year. The increase in services revenue was primarily due to increases in the purchase or renewal of maintenance contracts as our installed base of products increased.
     Avnet Technology Solutions, Ingram Micro Inc. and Tech Data, three of our domestic distributors, accounted for 12.3%, 11.2% and 10.1% of our total net revenue for the three months ended June 30, 2007. Avnet Technology Solutions and Ingram Micro Inc. accounted for 13.2% and 12.0% of our total net revenue for the nine months ended June 30, 2007, respectively. Ingram Micro Inc. and Avnet Technology Solutions accounted for 14.5% and 12.0% of our total net revenue for the three months ended June 30, 2006, and 14.0% and 11.2% of our total net revenue for the nine months ended June 30, 2006, respectively. Tech Data accounted for 11.8% of our accounts receivable as of June 30, 2007.

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$20,770	$15,869	$60,411	$45,903
Services	8,867	6,649	24,565	17,469

Total	29,637	22,518	84,976	63,372

Gross profit	$102,788	$77,611	$295,084	$218,960
Percentage of net revenues
Products	21.2%	20.6%	21.1%	21.0%
Services	25.6	29.0	26.1	27.4

Total	22.4	22.5	22.4	22.4

Gross profit	77.6%	77.5%	77.6%	77.6%

     Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, and amortization expenses in connection with developed technology from acquisitions. Our product margins remained stable for all periods presented at approximately 79%. Cost of net product revenues increased to $20.8 million and $60.4 million for the three and nine months ended June 30, 2007, respectively, up from $15.9 million and $45.9 million for the three and nine months ended June 30, 2006, respectively. The increases were primarily due to the higher volume of units shipped.
     Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities, and depreciation expenses. For the three months and nine months ended June 30, 2007, cost of net services revenues as a percentage of net service revenues remained relatively stable as compared to the periods in the prior year at 25.6% and 26.1%, respectively, and increased primarily as a result of recent growth in professional services headcount. Professional services headcount at the end of June 2007 increased to 259 from 195 at the end of June 2006. Going forward, we expect to continue to increase our cost of service revenues to support our expanded product lines and growing customer base.

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$45,158	$32,364	$127,390	$92,391
Research and development	17,476	12,517	49,101	35,271
General and administrative	12,375	10,175	38,060	24,720

Total	$75,009	$55,056	$214,551	$152,382

Operating expenses (as a percentage of net revenue)
Sales and marketing	34.1%	32.3%	33.5%	32.7%
Research and development	13.2	12.5	12.9	12.5
General and administrative	9.3	10.2	10.0	8.8

Total	56.6%	55.0%	56.4%	54.0%

     Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, facilities and depreciation expenses. Sales and marketing expenses increased 39.5% and 37.9% for the three and nine months ended June 30, 2007, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to increased commissions and personnel costs of $6.7 million and $17.5 million for the three and nine months ended June 30, 2007, respectively. The increased commissions and personnel costs were driven by growth in sales and marketing employee headcount and increased revenue for the respective periods. Sales and marketing headcount at the end of June 2007 increased to 569 from 415 at the end of June 2006. In addition, sales and marketing expense included stock-based compensation expense of $4.0 million and $11.9 million for the three and nine months ended June 30, 2007, respectively compared to $2.3 million and $6.6 million for the three and nine months ended June 30, 2006, respectively. We expect to continue to increase sales and marketing expenses in order to grow revenues and increase our market share.
     Research and development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 39.6% and 39.2% for the three and nine months ended June 30, 2007, respectively, from the comparable periods in the prior year. The increase in research and development expenses was primarily due to increased salary and benefit expenses of $3.4 million and $8.2 million for the three and nine months ended June 30, 2007, respectively. Research and development headcount at the end of June 2007 increased to 363 from 281 at the end of June 2006. The growth in headcount was primarily related to enhancement of our current products and our ability to develop new, technologically advanced products that meet the changing needs of our customers. In addition, research and development expense included stock-based compensation expense of $2.6 million and $7.5 million for the three and nine months ended June 30, 2007, respectively compared to $1.6 million and $4.6 million for the three and nine months ended June 30, 2006, respectively. We expect to continue to increase research and development expenses as our future success is dependent on the continued development of our products.
     General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities, and depreciation expenses. General and administrative expenses increased 21.6% and 54.0% for the three and nine months ended June 30, 2007, respectively, from the comparable periods in the prior year. The increase in general and administrative expenses was primarily due to an increase in salary and benefit expenses of $1.3 million and $2.8 million for the three and nine months ended June 30, 2007, respectively. General and administrative headcount at the end of June 2007 increased to 166 from 123 at the end of June 2006. In addition, general and administrative expense includes $3.3 million and $9.8 million of stock-based compensation expense for the three and nine months ended June 30, 2007, respectively compared to $1.5 million and $4.3 million for the three and nine months ended June 30, 2006, respectively. General and administrative expense is expected to remain at these increased levels as we continue to build our infrastructure to support the worldwide growth of our business.

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except percentages)
Other Income and Income Taxes
Income from operations	$27,779	$22,555	$80,533	$66,578
Other income, net	7,175	4,759	20,836	11,606

Income before income taxes	34,954	27,314	101,369	78,184
Provision for income taxes	13,145	10,349	37,251	29,931

Net income	$21,809	$16,965	$64,118	$48,253

Other income and income taxes (as percentage of revenue)
Income from operations	21.0%	22.5%	21.2%	23.6%
Other income, net	5.4	4.8	5.5	4.1

Income before income taxes	26.4	27.3	26.7	27.7
Provision for income taxes	9.9	10.3	9.8	10.6

Net income	16.5%	16.9%	16.9%	17.1%

     Other income, net. Other income, net, consists of interest income and foreign currency transaction gains and losses. Other income, net increased 50.8% and 79.5% for the three and nine months ended June 30, 2007, respectively, from the comparable periods in the prior year. The significant increase was due to a combination of higher yields and increased investment balances. The increased investment balances are primarily the result of cash provided from operating and financing activities.
     Provision for Income taxes. We recorded a 37.6% provision for income taxes for the three month period ended June 30, 2007. As of June 30, 2007 we do not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that these assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at June 30, 2007 and June 30, 2006 were $15.4 million and $13.4 million, respectively. Our world wide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in our geographic locations, changes in the valuation of our net deferred tax assets, resolution of potential exposures or establishment of potential exposures, introduction of new accounting standards or changes in tax laws or interpretations thereof in any of our geographic locations. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on judgment of whether, and the extent to which, additional taxes and interest may be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or changes in tax laws or interpretations thereof. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense and a fluctuation in our effective tax rate. On December 20, 2006 the President of the United States signed into law the “2006 Tax Relief and Health Care Act.” The law reinstated the tax credit for increasing research activities retroactively for qualifying expenses paid or incurred after December 31, 2005 and before January 1, 2008. Prior to the President’s signing this Act into law, the tax credit for increasing research activities had expired on December 31, 2005. As a result of the retroactive reinstatement of the tax credit for increasing research activities for qualifying expenses paid or incurred after December 31, 2005, we realized a one time benefit in our effective tax rate of 4.8% in the first quarter of fiscal 2007. Excluding this one time benefit we would have recorded a 38.34% provision for income taxes for the nine months ended June 30, 2007. The current extension of the tax credit is for two years but legislation has extended these tax credits for relatively short periods of time in the past.

Liquidity and Capital Resources
     Cash and cash equivalents, short-term investments and long-term investments were $632.8 million as of June 30, 2007 compared to $492.2 million as of September 30, 2006, representing an increase of $140.6 million. The increase was primarily due to cash provided by operating activities of $122.0 million for the nine months ended June 30, 2007 compared to $107.4 million for the same period in the prior year. The increase in cash flow from operations for the first nine months of fiscal year 2007 resulted from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances together with cash generated from operations should be sufficient to meet our operating requirements for the foreseeable future.
     Cash used in investing activities was $141.7 million for the nine months ended June 30, 2007 compared to $180.6 million for the same period in the prior year. The significant amount of cash used in investing activities for the first nine months of fiscal year 2007 was primarily due to the purchase of investments partially offset by the sale of investments. The decrease in investing activities for the nine months ended June 30, 2007, compared to the same period in the prior year, is due primarily to the acquisition of Swan Labs in October 2005.
     Cash provided by financing activities for the nine months ended June 30, 2007 was $30.6 million compared to $42.5 million for the same period in the prior year. Our financing activities for the nine months ended June 30, 2007 and 2006 consisted primarily of cash received from the exercise of employee stock options and purchases under our employee stock purchase plan.
     As of June 30, 2007, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2012. There have been no material changes in our principal lease commitments compared to those discussed in the Form 10-K. In connection with the lease agreement for our corporate headquarters we established a restricted escrow account collateralized by a certificate of deposit that has been included on our balance sheet as a component of restricted cash. The total amount required in escrow reduces at various dates as set forth by the lease agreement. The amount required in escrow at June 30, 2007 was $3.6 million as set forth by the lease agreement.
     We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of June 30, 2007, we were committed to purchase approximately $16.3 million of such inventory during the next quarter.
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
Our success depends on sales and continued innovation of our BIG-IP product lines
     For the fiscal year ended September 30, 2006, and the three months ended June 30, 2007, we derived 89.4% and 91.7%, respectively of our product revenues from sales of our BIG-IP family of application delivery networking product lines. We expect to derive a significant portion of our net revenues from sales of our BIG-IP products in the future. Implementation of our strategy depends upon BIG-IP being able to solve critical network availability and performance problems of our customers. If BIG-IP is unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in BIG-IP’s product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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
We may not be able to sustain or develop new distribution relationships and a reduction or delay in sales to a significant distribution partner could hurt our business
     Our sales strategy requires that we establish and maintain multiple distribution channels in the United States and internationally through leading industry resellers, systems integrators, Internet service providers and other channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, one domestic distributor of our products accounted for 13.6% and 18.6% of our total net revenue for the fiscal years 2006 and 2005, respectively. Three domestic distributors of our products accounted for 33.7% of our total net revenue for the three months ended June 30, 2007. A substantial reduction or delay in sales of our products to this or any other key distribution partner could harm our business, operating results and financial condition.
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

Our operating results are exposed to risks associated with international commerce
     As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to potential recessions in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political, or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements, and natural disasters. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. International sales represented 42.6% and 40.5% of our net revenues for the fiscal years ended September 30, 2006 and 2005, respectively and 41.7% for the three months ended June 30, 2007. In particular, in fiscal year 2006, we derived 13.1% of our total revenue from the Japanese market. This revenue is dependent on a number of factors outside our control, including the viability and success of our resellers and the strength of the Japanese economy.
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
The matters relating to the Special Committee’s review of our historical stock option practices and the restatement of our consolidated financial statements has resulted in regulatory proceedings against us and may result in future regulatory proceedings, which could have a material adverse impact on our financial condition

     On November 8, 2006, we announced that the Special Committee had completed its review of our historical stock option practices. Upon completion of its review, the Special Committee found that the recorded grant dates for certain stock options granted during fiscal years 1999 to 2004 should not be relied upon as the measurement date for accounting purposes and the accounting treatment used for the vesting of certain stock options was incorrect. Based on the Special Committee’s review, to correct the accounting treatment, we amended our Quarterly Reports on Form 10-Q for the three months ended December 31, 2005 and March 31, 2006 and our Annual Report on Form 10-K/A (as amended) for the year ended September 30, 2005, to restate the consolidated financial statements contained in those reports.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine month period ended June 30, 2007, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2006.
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
     Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of August, 2007.

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