Form 10-K
period 2007-09-30
F5 NETWORKS INC
filed 2007-11-19
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
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

(206) 272-5555
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, no par value

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, no par value	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐

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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of March 31, 2007, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $2,767,489,254 based on the closing sales price of the Registrant’s Common Stock on the Nasdaq Global Market on that date.

As of November 16, 2007, the number of shares of the Registrant’s common stock outstanding was 84,900,013.
DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of this Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the Registrant’s Definitive Proxy Statement for the Annual Shareholders Meeting for fiscal year 2007, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this Report relates.

F5 NETWORKS, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2007

Trademarks and Tradenames

F5, F5 Networks, the F5 logo, BIG-IP, Application Security Module, ASM, Local Traffic Manager, LTM, Global Traffic Manager, GTM, Link Controller, LC, Enterprise Manager, EM, ControlPoint, Application Accelerator, Traffic Management Operating System, TMOS, WANJet, FirePass, WebAccelerator, TrafficShield, iControl, TCP Express, Fast Application Proxy, 3-DNS, iRules, Packet Velocity, Internet Control Architecture, IP Application Switch, SYN Check, Control Your World, ZoneRunner, OneConnect, Ask F5, Intelligent Compression, Transparent Data Reduction, TDR, L7 Rate Shaping, IPv6 Gateway, Advanced Client Authentication, SSL Acceleration, Advanced Routing, Fast Cache, Message Security Module, MSM, The World Runs Better With F5, Edge-FX, See It, GlobalSite, Acopia , Acopia Networks, ARX, FreedomFabric and The Fabric of the Fan are trademarks or service marks of F5 Networks, Inc., or its subsidiaries in the U.S. and other countries. Any other trademarks, service marks and/or trade names appearing in this document are the property of their respective owners.

Unless the context otherwise requires, in this Annual Report on Form 10-K, the terms “F5 Networks,” “the company,” “we,” “us,” and “our” refer to F5 Networks, Inc. and its subsidiaries. Our fiscal year ends on September 30 and fiscal years are referred to by the calendar year in which they end. For example, “fiscal year 2007” and “fiscal 2007” refer to the fiscal year ended September 30, 2007.

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

General

F5 Networks is a leading provider of technology that optimizes the delivery of network-based applications and the performance and availability of servers, data storage devices and other network resources.

Founded in 1996, F5 pioneered load-balancing technology that distributes internet traffic evenly across multiple web servers, making them look like a single server. Today, our BIG-IP application delivery controllers sit in front of web and application servers, balancing traffic and performing compute-intensive functions such as encrypting and unencrypting transmissions, screening traffic for security threats, maintaining open connections with servers, speeding the flow of traffic and a variety of other functions that improve the performance, availability and security of applications and would otherwise be performed by the servers themselves. By offloading functions from servers, BIG-IP makes servers more efficient and reduces the number of servers needed to run specific applications. BIG-IP also supports software modules that manage the flow of traffic between multiple data centers and across multiple service provider connections, ensuring that it is always routed to the most available resource. In addition, we offer complementary products that provide secure remote access to corporate networks and optimize the delivery of applications over wide-area networks.

We believe our application delivery controllers and related products are superior to competing technology in both functionality and performance. The core of these products is our full-proxy Traffic Management

Operating System (TMOS) that enables them to inspect and modify traffic flows to and from servers at network speed and supports a broad array of functions that enhance the speed, performance and availability of applications. iRules, a scripting language based on TCL (Tools Command Language), is a unique feature of TMOS that enables customers and third parties to write customized rules to inspect and modify traffic. TMOS also supports a common software interface called iControl, which enables our products to communicate with one another and with third-party products, including custom and commercial enterprise applications. TMOS is designed to support the addition of new functionality as software modules and to exploit the performance-enhancing features of our purpose-built hardware platforms. Correspondingly, our hardware architecture integrates industry standard components with our own custom Packet Velocity ASIC (Application Specific Integrated Circuit) in ways that exploit the unique features and characteristics of TMOS to deliver performance that is demonstrably superior to competing products.

In September 2007, we acquired Acopia Networks, Inc., (“Acopia”) a leading provider of storage virtualization technology. Just as our application delivery controllers make many servers look like one, Acopia’s ARX products sit in front of networked attached storage (NAS), making multiple storage devices from different vendors look like a single device to the individual clients, servers and applications that use them. This frees users and storage administrators from the time-consuming task of mapping individual drives to specific clients and applications. In addition, Acopia products simplify the migration of data between storage devices, the addition of new storage devices, and the distribution of data across tiers of storage that reflect the relative importance or immediacy of the data.

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

Industry Background

Growth of IP Networks

Internet Protocol (IP) is a communications language used to transmit data over the Internet. Since the late 1990s, businesses have responded to the power, flexibility and efficiency of the Internet by deploying new IP-based applications, upgrading their client-server applications to new IP-enabled versions, and enabling existing or legacy applications for use over the Internet. At the same time, organizations have become more geographically dispersed, and increasingly mobile workforces depend on access to corporate applications and data from remote locations and a variety of client devices such as cellular telephones, personal digital assistants and notebook computers.

Over the next several years, we believe these trends will accelerate as more organizations discover the benefits of IP-enabled applications. In addition, we believe the growth of Internet usage will continue to be driven by new applications, such as Web Services and Voice over IP, and the growth of broadband Internet access.

In conjunction with the growth of Internet traffic, the proliferation of data and, in particular, unstructured data such as voice, video, images, email, spreadsheets and formatted text files, presents an enormous and increasing challenge to IT organizations. In addition to unstructured data that is business-critical and must be retained and readily accessible to individuals and applications, new regulations mandate that company email, web pages and other files must be retained indefinitely. In response to this challenge, IT organizations spend an increasing amount of their budget on NAS and other types of storage systems.

Trend Toward Virtualization

From a broad perspective, the goal of IT organizations is to optimize the secure delivery of applications and data to users wherever they are and whenever they need them. To achieve this goal, organizations are embracing virtualization technologies that enable them to group or partition data center resources to meet user demand and reconfigure these virtual resources easily and quickly as demand changes. Server virtualization, which allows organizations to improve utilization of physical servers by partitioning them into multiple virtual servers, is well known and widely deployed. Application delivery controllers free up server space by offloading common functions, such as encryption and compression from multiple physical or virtual servers, and dynamically manage the flow of traffic between users and servers, making them look like a single resource to the user. Sitting in front of storage systems, file virtualization devices perform functions similar to application delivery controllers, presenting the appearance of a single resource to users and applications and dynamically managing the transfer of files between users and applications and multiple storage devices.

Application Delivery Networking

Internet traffic passing between client devices and servers is divided into discrete packets which travel by multiple routes to their destination where they are reassembled. The disassembly, routing, and reassembly of transmissions are relatively straightforward and require little intelligence. By contrast, application delivery networking — managing, inspecting, modifying and redirecting application traffic going to and from servers — requires intelligent systems capable of performing a broad array of functions.

Basic application delivery networking (ADN) functions include load-balancing (distributing traffic across multiple servers while making them appear to be a single server), and health-checking (monitoring the performance of servers and applications to ensure that they are working properly before routing traffic to them). In addition, ADN encompasses a growing number of functions that have typically been performed by the server or the application itself, or by point solutions running on separate devices. This category includes a growing number of functions, such as the following:

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

Since most large enterprises have hundreds — if not thousands — of servers and applications, it isn’t practical to replicate these functions on each server or build them into the applications themselves. Even if it were, maintenance costs would be prohibitive and the net result would be a negative impact on the overall performance of servers and applications. Deploying point solutions in the network eliminates those problems but creates a new set of challenges. Using point solutions from multiple vendors can create interoperability issues, and problems that do occur can be difficult to troubleshoot. From a security standpoint, it is also much more difficult to audit traffic passing through multiple devices. As a result, enterprise customers are increasingly demanding products that integrate ADN functions on a single platform.

File Virtualization

Along with other types of IP traffic, file-based information created and accessed by Internet users and network applications is growing significantly. According to some estimates, the volume of unstructured files is expected to triple annually over the next several years. The challenge of storing and managing unstructured files is becoming increasingly costly and complex, and reducing the cost and complexity is rapidly moving up the list of data center priorities.

In many large organizations whose employees are geographically dispersed, unstructured data is stored on local file servers, which are difficult to manage, costly to maintain and generally underutilized. Information on these devices is easy for local users to access but often inaccessible to others in the organization. To reduce the cost, complexity, and redundancy of dispersed file systems, many IT organizations are consolidating file storage on centralized NAS devices and other types of storage systems. Migrating and consolidating files is difficult and time-consuming, however, and centralized storage systems pose a different set of problems.

Centralized storage of files can slow access for remote users and applications, spurring interest in technology that can speed the transfer of files across wide area networks (WANs). In addition, only users and applications that are physically mapped to a specific drive can store and access data on that drive. As the drive fills up, files must be moved manually to a new drive and affected users and applications must be remapped to that drive. In large organizations, this often constitutes a round-the-clock chore for many highly-skilled employees.

Another major storage problem stems from the fact that all files are not created equal. Many businesses and other organizations have policies or other obligations to retain email and other files, increasing the volume of data to archive and, in some cases, to keep indefinitely. Since it is unlikely that these files will be accessed frequently, if at all, in the course of normal business, it makes little sense to store them on expensive, high-performance systems designed to provide immediate access to business-critical information. As a result, IT organizations are beginning to deploy tiers of storage systems that match cost, capacity, and performance to the type of information being stored, how frequently it is accessed, and its relative importance to the business. Often, the most cost-effective solution is a combination of storage systems from different vendors, an approach that typically entails migrating huge amounts of data between incompatible devices. Once that is completed, organizations face the challenge of automating the tiering process and the management of aging files.

Whether or not they deploy tiered file systems, many organizations are beginning to address the mounting cost in time and resources of backing up data stored on employee desktops, local file servers, and other devices. According to some estimates, approximately 80% of the files organizations back up have not changed since the previous back-up. Worse yet, a large and growing percentage are music and video files, family photographs, and other personal files.

Responding to increasing demand from IT organizations, a number of storage vendors and a handful of other companies offer solutions that address some or all of these issues and can be loosely grouped under the heading of file virtualization. Collectively, these solutions encompass a variety of technological approaches designed to optimize and simplify the storage of unstructured data.

F5 Solutions

Application Delivery Networking

F5 is a leading provider of application delivery networking products that ensure the security, optimization and availability of applications for any user, anywhere. We believe our products offer the most intelligent architecture and advanced functionality in the marketplace along with performance, flexibility and usability features that help organizations improve the way they serve their employees, customers, and partners while lowering operational costs.

Software Based Products.  From inception, we have been committed to the belief that the complexity of application-level processing requires the flexibility of a software-based solution. We believe our modular software architecture enables us to deliver the broadest range of integrated functionality in the market and facilitates the addition and integration of new functionality. We also believe that integrating our software with commodity hardware components enables us to build products that deliver superior performance, functionality and flexibility at competitive prices.

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

Modular Functionality.  In addition to its full proxy architecture, TMOS is specifically designed to facilitate the development and integration of application delivery networking functions as modules that can be added to BIG-IP’s core functionality to keep pace with rapidly evolving customer needs. Add-on modules currently available with BIG-IP include: Intelligent Compression; SSL Acceleration; Rate Shaping; Advanced Client Authentication; IPv6 Gateway; Caching; and others. We also offer Application Security Manager (ASM), Global Traffic Manager (GTM), Link Controller, and WebAccelerator as software modules on BIG-IP.

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

Adaptive Intelligence.  The full-proxy capabilities of TMOS enable it to inspect or “read” the entire contents of a transmission across multiple packets and identify specific elements of that transmission, including items such as names, dates, and any type of number or label. By taking advantage of our unique scripting capability, based on Tool Command Language (TCL), customers can use those elements as variables to create iRules that modify the content and direct the flow of traffic in ways tailored to the dynamic needs of their applications. iRules is a unique feature of TMOS that gives our products flexibility unmatched by competing products.

Integrated Application Layer Solutions.  The combination of our full proxy architecture and enhanced iRules enables BIG-IP to intercept, inspect and act on the contents of traffic from virtually every type of IP-enabled application. In addition, the modularity of the TMOS architecture allows us to deliver tightly integrated solutions that secure, optimize and ensure the availability of applications and the networks they run on.

Data Solutions

With the acquisition of Acopia Networks in September 2007, we expanded our offerings to include intelligent file virtualization solutions which address many of the problems associated with managing today’s rapidly expanding file storage infrastructure. Acopia’s ARX product family represents a unique set of capabilities that optimize the performance and utilization of NAS storage systems.

Non-disruptive Data Migration.  ARX automates the movement of files between heterogeneous storage devices without affecting access and without requiring client reconfiguration. Enterprises can perform seamless hardware & software upgrades on file storage platforms, server consolidation, even vendor switches, all during business hours.

Automated Storage Tiering.  ARX automates the movement of data between tiers of storage, and the placement of data on appropriate tiers of storage, irrespective of platform or vendor. Organizations can lower the cost of storage and shrink backup and recovery windows by automatically placing data on appropriate storage devices without affecting access to the data.

Dynamic Load Balancing.  ARX dynamically distributes application workload across multiple file storage devices, eliminating “hotspots” or bottlenecks. Companies can improve application performance and increase productivity using the infrastructure that is already in place.

Efficient Data Replication.  ARX provides the ability to replicate files between heterogeneous storage platforms for efficient and cost effective disaster recovery and centralized backup applications.

Strategy

Our objective is to lead the industry in delivering the enabling architectures that integrate IP networks with applications and data. Integration allows organizations to improve costly and time consuming business processes and develop new sources of revenue through highly differentiated offerings. Key components of our strategy include:

Offering a complete, integrated application delivery product suite.

Since the introduction of our TMOS architecture for application delivery networking, we have developed TMOS-based versions of our own legacy products, such as GTM and Link Controller, and acquired technology, including Application Security Manager, WebAccelerator, and WANJet. We are currently developing a TMOS-based version of FirePass, which we plan to release in early calendar year 2008. In fiscal 2007, we also introduced Message Security Module, a third-party reputation-based, anti-spam solution that runs on TMOS and is available as an add-on module to BIG-IP LTM. We believe this approach sharply differentiates our products from our competitors’ offerings and provide customers with an expanding array of integrated application delivery networking solutions that can be customized to meet their specific needs.

Investing in technology to continue to meet customer needs.

We continue to invest in research and development to provide our customers with comprehensive, integrated solutions. In application delivery networking, our product development efforts leverage the unique attributes of our software-based platforms to deliver new features and functions that address the complex and changing needs of our customers. Our acquisition of Acopia and our planned investments in ARX devices are aimed at providing data solutions to the complex challenge of efficiently storing and managing the huge and growing volume of unstructured files created by network users and applications. For both our application delivery networking and file virtualization products, development of high-performance, proprietary hardware is a key component of our investment strategy. In developing these products, we will continue to use commodity hardware in order to ensure performance and cost competitiveness.

Enhancing channel sales and distribution model.

We continue to invest significant resources in developing and expanding our indirect sales and distribution channels by cultivating our relationships with our existing partners and actively developing new relationships. Our efforts to recruit new partners are aimed primarily at large value-added resellers, systems integrators, and industry-leading systems manufacturers. We are also recruiting new channel partners and leveraging our existing channels to sell our WAN optimization and file virtualization products.

Continuing to build and expand relationships with strategic technology partners.

To compete successfully against Cisco and other large competitors who have an established presence in our target accounts, we have developed strategic technology partnerships with enterprise software vendors, such as Microsoft, Oracle and SAP, who also have an established presence in those accounts. By taking advantage of our open application programming interface, called iControl, these vendors can enable their applications to control our products in the network, enhancing overall application performance. In addition, we have worked closely with several of these vendors to develop configurations of our products, called application ready networks, that are specifically tuned to simplify deployment and optimize the performance of their applications. In return, these vendors provide us significant leverage in the selling process by recommending our products to their customers. We plan to continue building on our existing relationships and to extend our competitive edge by developing new relationships with other strategic partners.

Leveraging DevCentral, our online community of network architects and developers.

Customization of our products using iRules enhances their “stickiness” by allowing customers to solve problems in both their applications and their networks that would be difficult if not impossible to solve by other means. To promote the use of iRules, we host an online community where network architects and developers can discuss and share the ways in which they use iRules to solve problems and enhance the security, performance and availability of applications. A corollary benefit is that many of the iRules solutions posted by DevCentral participants have become standard features in new releases of TMOS.

Enhancing our brand.

We plan to continue building awareness of F5 as a leading provider of application delivery networking products that optimize the security, performance and availability of network applications, servers and storage systems. Our goal is to make the F5 brand synonymous with superior technology, high-quality customer service and ease of use.

Products

Our core technology is software for application delivery networking, including application security, secure remote access, and WAN optimization. With the acquisition of Acopia, we have added complementary file virtualization technology.

All of our products, including the ARX family, are systems that integrate our software with purpose-built hardware that combines commodity components with our custom ASICs. Our BIG-IP product family, which represents the bulk of our sales, supports a growing number of features and functions as software modules — including GTM (Global Traffic Manager, Link Controller, ASM (Application Security Manager) and WebAccelerator. We also sell FirePass, WANJet and WebAccelerator as separate, stand-alone appliances.

BIG-IP

Products in our family of BIG-IP application delivery controllers differ primarily in the hardware configurations that make up each system. Our current BIG-IP systems include five hardware platforms: high-end (BIG-IP 8800 and 8400), mid-range (BIG-IP 6800, 6400 and 3400), and an entry-level (BIG-IP 1500). Each system uses one or more CPUs for application-level processing, and all but the entry-level systems come equipped with our own proprietary Packet Velocity ASIC for high-performance packet assembly and disassembly; commodity switch fabric for connectivity; and commodity ASICs for SSL encryption and decryption and for compression. In addition to local area traffic management, which is standard on every system, BIG-IP supports a growing number of add-on software products and features. Software products currently available on BIG-IP include GTM, Link Controller, ASM, and WebAccelerator. Available features include intelligent compression, L7 rate shaping, iPv6 gateway, advanced client authentication, SSL acceleration, advanced routing and fast caching.

FirePass

FirePass appliances provide SSL VPN access for remote users of IP networks and any applications connected to those networks from any standard Web browser on any device. The components of FirePass include a dynamic policy engine, which manages user authentication and authorization privileges, and special components that enable corporations to give remote users controlled access to the full array of applications and resources within the network. FirePass also supports Application Ready Access, providing full reverse-proxy services for market-leading application portals including those of SAP, Oracle, Microsoft, and others.

Currently, we sell three FirePass products: The FirePass 1200 appliance is designed for small to medium enterprises and Branch Offices and supports from 10 to 100 concurrent users. The FirePass 4100 controller is designed for medium size enterprises and, from a price/performance standpoint, is recommended for up to 500 concurrent users. The FirePass 4300 appliance is designed for medium to large enterprises and service providers and supports up to 2000 concurrent users.

Application Security Manager (ASM)

Application Security Manager is a Web application firewall that provides comprehensive, proactive, application-layer protection against both generalized and targeted attacks. Available as a software module, ASM employs a positive security model (’deny all unless allowed’) combined with signature-based detection. As a result, ASM can prevent “day-zero” attacks in addition to known security threats. ASM is available as an add-on software module for our BIG-IP product family.

WebAccelerator

WebAccelerator speeds web transactions by optimizing individual network object requests, connections, and end-to-end transactions from the browser through to databases. WebAccelerator enhances web application performance from any location, speeding up interactive performance, improving download times, utilizing bandwidth more efficiently, and dramatically reducing the cost and response time of delivering Web-enabled applications to distributed users where it is not possible to deploy an end point device. WebAccelerator devices can also be placed at key remote locations to provide acceleration to end-users above and beyond TCP optimizations and HTTP compression.

WebAccelerator is available as a software module on BIG-IP LTM or as a stand-alone appliance (BIG-IP WebAccelerator 4500).

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

For data centers, the WANJet 500 features pass-through fault tolerance and scalability for up to 20,000 optimized connections. For branch offices, the WANJet 300 combines pass-through fault tolerant features, silent operation, and performance for up to 1,000 optimized connections. WANJet solutions work seamlessly across all wide-area networks including dedicated links, IP VPNs, frame relay, and even satellite connections.

Enterprise Manager

Enterprise Manager takes advantage of our iControl interface to provide a single, centralized management console for our ADN products. Enterprise Manager allows customers with dozens or hundreds of our products to discover and view those products in a single window, and to upgrade or modify the software on those products simultaneously. This lowers the cost and simplifies the task of deploying, managing and maintaining our products and reduces the likelihood of error when blanket changes are implemented.

Enterprise Manager 500 and Enterprise Manager 3000 are appliance-based devices on dedicated, enterprise-grade platforms. Enterprise Manager 500 provides control for up to 50 F5 devices, and Enterprise Manager 3000 provides control for up to 300 F5 devices.

ARX

The ARX product family is a series of high performance, enterprise-class intelligent file virtualization devices that dramatically simplify the management of file storage environments and lower total storage costs by automating data management tasks and eliminating the disruption associated with storage management operations. The ARX series is powered by the FreedomFabric network operating system, which automates many storage management tasks that are performed manually today, and eliminates the disruption associated with those tasks. FreedomFabric’s unique suite of storage management policies includes data migration, automated storage tiering, data replication, and dynamic load balancing.

Currently, the ARX series includes three products. The ARX 500, the low end of the series, is a stand-alone device that can manage more than 120 million files. The ARX 1000 is also a stand-alone device and can manage more than 380 million files. The high-end ARX 6000 is a chassis-based device with multiple blades that can manage more than 2 billion files.

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

iRules is a built-in feature of our TMOS architecture that allows users customers to manipulate and manage any IP application traffic that passes through out TMOS-based products. iRules utilizes an easy-to-learn scripting syntax and enables users to customize how they intercept, inspect, transform, and direct inbound or outbound application traffic.

Product Development

We believe our future success depends on our ability to maintain technology leadership by continuing to improve our products and by developing new products to meet the changing needs of our customers. Our product development group employs a standard process for the development, documentation and quality control of software and systems that is designed to meet these goals. This process includes working with management, product management, customers and partners to identify new or improved solutions that meet the evolving needs of our addressable markets.

Our principal software engineering group is located in our headquarters in Seattle, Washington. Our core product development teams for FirePass, WANJet and WebAccelerator are located in San Jose, California. We also have a smaller development facility for WANJet and WebAccelerator in Belfast, Northern Ireland. Our core Application Security Manager (ASM) product development team is located in Tel Aviv, Israel. Our ARX product development team is located in Lowell, Massachusetts. Our hardware engineering group is located in Spokane, Washington. In addition, we maintain a dedicated facility for product testing and quality control in Tomsk, Russia. Members of all these teams collaborate closely with one another to ensure the interoperability and performance of our hardware and software systems.

During the fiscal years ended September 30, 2007, 2006 and 2005, we had research and product development expenses of $69.0 million, $49.2 million, and $31.5 million, respectively.

Customers

Our customers include a wide variety of enterprise customers and service providers who are Fortune 1000 or Business Week Global 1000 companies) including those in telecommunications, financial services, technology, manufacturing, transportation and government. In fiscal year 2007, international sales represented 41.6% of our net revenues. Refer to Note 9 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our revenues by geographic area.

Sales and Marketing

Sales

We sell our products and services to large enterprise customers and service providers through a variety of channels, including distributors, value-added resellers (“VARs”) and systems integrators. A substantial amount of our revenue for fiscal year 2007 was derived from these channel sales. Our sales teams work closely with our channel partners and sell our products and services directly to a limited number of major accounts.

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

With the purchase of Acopia, we acquired an existing sales team with specialized knowledge of the storage market, data solutions and the ARX product line. During fiscal year 2008 we plan to expand the ARX sales team as we integrate sales and marketing of ARX with our ADN products.

Distributors and VARs.  Consistent with our goal of building a strong channel sales model, we have established relationships with large national and international distributors, local and specialized distributors and VARs from which we derive the majority of our sales.

Both distributors and VARs sell our products. In addition, VARs assist their customers in network design, installation and testing. Since the acquisition of Acopia, we have identified a number of existing partners who are potential channels for ARX.

Our agreements with our channel partners are not exclusive and do not prevent them from selling competitive products. These agreements typically have terms of one year with no obligation to renew, and typically do not provide for exclusive sales territories or minimum purchase requirements.

For fiscal year 2007, sales to two of our distributors, Ingram Micro, Inc., and Avnet Technologies, represented 11.6% and 13.2% of our total revenues respectively. Our agreements with these distributors are standard, non-exclusive distribution agreements that renew automatically on an annual basis and can be terminated by either party with 30 days’ prior written notice. The agreements grant Ingram Micro and Avnet Technologies the right to distribute our products to resellers in North America and certain other territories internationally, with no minimum purchase requirements.

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

Marketing

Our marketing strategy is driven by the belief that our continued success depends on our ability to understand and anticipate the dynamic needs of our addressable markets and to develop valuable solutions that meet those needs. In line with this belief, our marketing organization works directly with customers, partners and our product development teams to identify and create innovative solutions to further enhance our leadership position. In addition, our business development team, which is a component of our marketing organization, closely monitors technology companies in adjacent and complementary markets for opportunities to acquire or partner with those whose solutions are complementary to ours and could enable us to expand our addressable market.

Another key component of our marketing strategy is to develop and expand our iControl partnerships. Working closely with our partners, we have developed solution sets called Application Ready Networks (ARNs) that help ensure the successful deployment and delivery of their applications over the network. The result of methodical testing and research, ARNs provide architecture-based, best-practice documentation on how to deploy F5 products with applications from major software vendors such as Microsoft, Oracle and SAP, helping joint customers unlock the full potential of those applications.

To support the growing number of developers using our products, including network and application architects, we continue to promote and expand DevCentral, our on-line community website that provides technical resources to customers, prospects and partners wanting to extend and optimize F5 solutions using iRules. A key aspect of DevCentral is an on-line forum where developers as well as application and network architects discuss and share solutions they have written with iRules. At the end of fiscal 2007, DevCentral had more than 19,500 registered members.

We also engage in a number of marketing programs and initiatives aimed at promoting our brand and creating market awareness of our technology and products. These include actively participating in industry trade shows and joint marketing events with channel and technology partners, and briefing industry analysts and members of the trade press on our latest products, business relationships and technology partnerships. In addition, we market our products to chief information officers and other information technology professionals through targeted advertising, direct mail and high-profile Web events.

Backlog

At the end of fiscal years 2007 and 2006, we had product backlog of approximately $9.9 million and $12.3 million, respectively. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers or product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be cancelled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.

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

During fiscal year 2007 we achieved ISO 2001 certification for our Professional Services Organization.

We also offer, as part of our maintenance service, an online, automated, self-help customer support function called “Ask F5” that allows customers to answer many commonly asked questions without having to call our support desk. This allows the customer to rapidly address issues and questions, while significantly reducing the number of calls to our support desk. This enables us to provide comprehensive customer support while keeping our support-related expenses at a manageable, consistent level.

Manufacturing

We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturer Solectron Corporation for assembly according to our specifications. Our outsourcing relationship will continue following the acquisition of Solectron by Flextronics in October 2007.

Flextronics installs our software onto the hardware platforms and conducts functionality testing, quality assurance and documentation control prior to shipping our products. Our agreement with Flextronics allows it to procure component inventory on our behalf based upon a rolling production forecast. Subcontractors supply Flextronics with standard parts and components for our products based on our production forecast. We are contractually obligated to purchase component inventory that our contract manufacturer procures in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As protection against component shortages and to provide replacement parts for our service teams, we also stock limited supplies of certain key components for our products.

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

Competition

The increasing breadth of our product offerings has enabled us to address a growing array of opportunities, many of which are outside the bounds of the traditional Layer 4-7 market. Within what Gartner Group calls the Application Acceleration market, we compete in the Application Delivery Controller (ADC) market, which encompasses the traditional Layer 4-7 market, and the WAN Optimization Controller market. Over the next year or two, we believe these two market segments will merge as WAN optimization effectively becomes a feature of Application Delivery. With the availability of ASM and WebAccelerator as software modules on BIG-IP, these products have already become features of our overall ADN solution, and our strategic roadmap includes plans to integrate FirePass with BIG-IP over the next 12 to 18 months. For the immediate future, however, the WAN optimization and secure remote access application security market segments will continue to be viewed as discrete markets.

In 2007, approximately 90 percent of our products and services were sold into the ADC market where our primary competitor is Cisco Systems, Inc. Other competitors in this market include Citrix Systems, Inc., and to a lesser degree Nortel Networks Corporation, Juniper Networks, Inc., Foundry Networks, Inc. and Radware Ltd.

In the adjacent WAN Optimization market, WANJet competes mainly with Riverbed Technology, Inc., Juniper, Packeteer, Inc., and to a lesser extent Cisco and Citrix. None of our competitors offer an integrated product with advanced features comparable to WebAccelerator.

In the SSL VPN remote access market, we compete with Juniper, Citrix, Aventail Corporation (acquired by SonicWall), Nokia, Nortel, and Symantec and a number of smaller players. Because SSL VPNs are a potential replacement for IPSec VPNs, the most widely deployed solution for secure remote access today, we also compete with Check Point Software Technologies, Ltd. which, along with Juniper, is a market leader in IPSec VPNs. Citrix introduced V8 of their Netscaler code which does offer the Teros web firewall as a module.

Application firewalls represent an emerging market that is populated mainly by private, early-development-stage companies. Other companies that have acquired products similar to ASM include Citrix Systems. None of our competitors offers a high-performance product similar to our Application Security Module, which is tightly integrated with our application delivery products.

With the acquisition of Acopia, we have entered the nascent file virtualization market. Although ARX is unique in terms of its technology and the functionality it supports, large storage vendors such as EMC, Network Appliance, Brocade, and Cisco offer products with overlapping functionality.

Many of our competitors have a longer operating history and greater financial, technical, marketing and other resources than we do. These larger competitors also have a more extensive customer base and broader customer relationships, including relationships with many of our current and potential customers. In addition, many have large, well-established, worldwide customer support and professional services organizations and a more extensive direct sales force and sales channels. Because of our relatively smaller size, market presence and resources, our larger competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These companies may also adopt aggressive pricing policies to gain market share. As a result, our competitors could undermine our ability to win new customers and maintain our existing customer base.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have obtained 23 patents in the United States and have applications pending for various aspects of our technology. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

In addition to our own proprietary software, we incorporate software licensed from several third-party sources into our products. These licenses generally renew automatically on an annual basis. We believe that alternative technologies for these licenses are available both domestically and internationally.

Employees

As of September 30, 2007, we employed 1,582 full-time persons, including 450 in product development, 669 in sales and marketing, 279 in professional services and technical support and 184 in finance, administration and operations. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to our executive officers and directors as of November 30, 2007:

Name	Age	Position

John McAdam	56	President, Chief Executive Officer and Director
Mark Anderson	45	Senior Vice President of Worldwide Sales
Jeffrey A. Christianson	50	Senior Vice President and General Counsel
Edward J. Eames	49	Senior Vice President of Business Operations
Christopher P. Lynch	44	Senior Vice President of Data Solutions
Dan Matte	41	Senior Vice President of Marketing and Business Development
Andy Reinland	43	Senior Vice President and Chief Finance Officer
John Rodriguez	47	Senior Vice President and Chief Accounting Officer
Karl Triebes	40	Senior Vice President of Product Development and Chief Technology Officer
A. Gary Ames(2)(3)(4)	63	Director
Deborah L. Bevier(1)(2)(4)	56	Director
Keith D. Grinstein(1)(2)	47	Director
Karl D. Guelich(1)(3)	65	Director
Alan J. Higginson(2)(3)	60	Chairman of the Board of Directors
Rich Malone(1)(3)	59	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Governance and Nominating Committee.

(4)	Member of the Special Committee.

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

Mark Anderson has served as our Senior Vice President of Worldwide Sales in October 2007. He joined F5 Networks in October 2004 as Vice President of North American Sales. Prior to joining F5, Mr. Anderson served as Executive Vice President of North American Sales at Lucent Technologies from 2003 to 2004. From 2002 through 2003, Mr. Anderson was Vice President of Business Development at RadioFrame Networks. From 1997 to 2001, he served as a Sales Director at Cisco Systems, Inc. From 1986 to 1996, he was Vice President of Western U.S. Sales at Comdisco. Mr. Anderson holds a B.A. in Business and Economics from York University in Toronto.

Jeffrey A. Christianson has served as our Senior Vice President and General Counsel of the Company since December 2006. From February 2000 to July 2006, Mr. Christianson was Sr. Vice President and General Counsel of Western Wireless Corporation, a wireless service. From March 1996 to January 2000, Mr. Christianson served as Sr. Vice President of Business Development, General Counsel and Corporate Secretary at Wizards of the Coast, Inc., a game and software company. From September 1992 to March 1996, he served as General Counsel and Secretary of Heart Technology, Inc., a medical device company. From September 1990 to September 1992, he was Vice-President and General Counsel of Spider Staging Corporation and Vice President of Administration and Corporate Counsel for Flow International Corporation after its acquisition of Spider Staging Corporation.

Mr. Christianson holds a B.A. from Whitman College and a J.D. from the University of Washington, and serves on the Board of Directors of the Northwest Children’s Fund, a Seattle-based community foundation, Family Services, and the Humane Society for Seattle/King County.

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

Christopher Lynch has served as our Senior Vice President, Data Solutions since the acquisition of Acopia in September 2007. Mr. Lynch served as President and Chief Executive Officer of Acopia from July 2002 to September 2007. Prior to joining Acopia, Mr. Lynch served as Vice President of Worldwide Content Delivery Networking Sales at Cisco Systems. From January 1998 to June 2002, he served as Vice President of Worldwide Sales, Marketing, and Support at ArrowPoint Communications, which was acquired by Cisco Systems. From January 1997 to January 1998, Mr. Lynch served as Vice President of North American sales at Prominet Corp., an Ethernet switch manufacturer, which was acquired by Lucent. Mr. Lynch holds a Master’s in Business Administration from Bentley College and a Bachelor’s in Business Management from Suffolk University.

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

Andy Reinland has served as our Senior Vice President and Chief Finance Officer since October 2005. Mr. Reinland joined F5 in 1998, serving as a senior financial analyst and, most recently, Vice President of Finance. Prior to joining F5, Mr. Reinland was Chief Financial Officer for RTIME, Inc., a developer of real-time 3D software for Internet applications, which was acquired by Sony. Mr. Reinland started his career in public accounting. Mr. Reinland holds a B.A. in Business from Washington State University.

John Rodriguez has served as our Senior Vice President and Chief Accounting Officer since October 2005. For SEC reporting purposes, Mr. Rodriguez is the principal financial officer. Rodriguez joined F5 in 2001 as Corporate Controller. His most recent position held was Vice President and Corporate Controller. Prior to F5, Mr. Rodriguez was Vice President and Chief Financial Officer of CyberSafe, a security solutions company, and Senior Director of Finance and Operations at Mosaix, which was acquired by Lucent Technologies. Mr. Rodriguez started his career in public accounting. Mr. Rodriguez holds a B.A. in Business from the University of Washington.

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

A. Gary Ames was appointed as one of our directors in July 2004. Mr. Ames served as President and Chief Executive Officer of MediaOne International, a provider of broadband and wireless communications from July 1995 until his retirement in June of 2000. From January 1990 to July 1995, he served as President and Chief Executive Officer of U S West Communications, a regional provider of residential and business telephone services, and operator and carrier services. Mr. Ames also serves as director of SuperValu, Inc., Tektronix, Inc. and iPass, Inc.

Deborah L. Bevier was appointed as one of our directors in July 2006. Ms. Bevier has been the principal of DL Bevier Consulting LLC, an organizational and management consulting firm, since 2004. Prior to that time, from 1996 until 2003, Ms. Bevier served as a director, president and chief executive officer of Laird Norton Financial Group and its predecessor companies, an independent financial advisory services firm. From 1973 to 1996, Ms. Bevier held numerous leadership positions with KeyCorp including chairman and chief executive officer of Key Bank of Washington. Ms. Bevier currently serves on the board of directors of Fisher Communications, Inc., Coinstar, Inc., and Puget Sound Bank. Ms. Bevier holds a B.S. in Economics from SUNY New Paltz and a graduate degree from the Stonier Graduate School of Banking at Rutgers University.

Keith D. Grinstein has served as one of our directors since December 1999. Mr. Grinstein serves as a director of Labor Ready, board chair for Coinstar, Inc., a coin counting machine company, and as lead outside director for Nextera, Inc. an economics-consulting firm. Mr. Grinstein is a partner of Second Avenue Partners, LLC, a venture capital fund. Mr. Grinstein’s past experience includes serving as President, Chief Executive Officer and Vice Chair of Nextel International Inc., and as President and Chief Executive Officer of the Aviation Communications Division of AT&T Wireless Services Inc. Mr. Grinstein holds a B.A. from Yale University and a J.D. from Georgetown University.

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

Alan J. Higginson has served as board chair since April 2004, and as one of our directors since May 1996. Mr. Higginson is Chairman of Hubspan, Inc., an e-business infrastructure provider. He served as President and Chief Executive Officer of Hubspan from August 2001 to September, 2007. From November 1995 to November 1998, Mr. Higginson served as President of Atrieva Corporation, a provider of advanced data backup and retrieval technology. Mr. Higginson holds a B.S. in Commerce and an M.B.A. from the University of Santa Clara.

Rich Malone has served as one of our directors since August 2003. Mr. Malone joined Edward Jones Investments as a General Principal in 1979. He served as a member of the firm’s management committee from 1985 and the executive committee from 1995 until his retirement in December 2006. He also served as Chief Information Officer of Edward Jones Investments from 1979 through December 2006.

Item 1A.	Risk Factors

In addition to the other information in this report, the following risk factors should be carefully considered in evaluating our company and its business.

Our success depends on our timely development of new products and features, market acceptance of new product offerings and proper management of the timing of the life cycle of our products

We expect the application delivery networking and file virtualization markets to be characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Our continued success depends on our ability to identify and develop new products and new features for our existing products to meet the demands of these changes, and for those products and features to be accepted by our existing and target customers. If we are unable to identify, develop, and deploy new products and new product features on a timely basis, our business and results of operations may be harmed.

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

Our success depends on sales and continued innovation of our BIG-IP product lines

For the fiscal year ended September 30, 2007, we derived approximately 91% of our product revenues, or approximately 68% of our total revenues, from sales of our BIG-IP family of application delivery networking product lines. We continue to expect to derive a significant portion of our net revenues from sales of our BIG-IP products in the future. Implementation of our strategy depends upon BIG-IP products being able to solve critical network availability and performance problems of our customers. If BIG-IP products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in BIG-IP’s product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.

We may not be able to compete effectively in the emerging application delivery networking and file virtualization markets

The markets we serve are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors in the application delivery networking market include Cisco Systems, Inc., Nortel Networks Corporation, Foundry Networks, Inc., Citrix Systems, Inc., Radware Ltd. and Juniper Networks, Inc. In the adjacent WAN Optimization market, we compete with Riverbed Technology, Inc., Juniper Networks, Inc., Packeteer, Inc., Cisco Systems, Inc. and Citrix systems, Inc. In the file virtualization market, we compete with EMC, Network Appliance, Brocade and Cisco. We expect to continue to face additional competition as new participants enter our markets. As we continue to expand globally, we may see new competitors in different geographic regions. In addition, larger companies with significant resources, brand recognition, and sales channels may form alliances with or acquire competing application delivery networking solutions and emerge as significant competitors. Potential competitors may bundle their products or incorporate an Internet traffic management or security component into existing products in a manner that discourages users from purchasing our products.

Our quarterly and annual operating results are inherently unpredictable and may cause our stock price to fluctuate

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

Further, our operating results may be below the expectations of securities analysts and investors in future quarters or years. Our failure to meet these expectations will likely harm the market price of our common stock. Such a decline could occur, and has occurred in the past, even when we have met our publicly stated revenue and/or earnings guidance.

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

It is difficult to predict our future operating results because we have an unpredictable sales cycle

Our products have a lengthy sales cycle and the timing of our revenue is difficult to predict. Historically, our sales cycle has ranged from approximately two to three months and has tended to lengthen as we have increasingly focused our sales efforts on the enterprise market. Also, as our distribution strategy has evolved into more of a channel model, utilizing value-added resellers, distributors and systems integrators, the level of variability in the length of sales cycle across transactions has increased and made it more difficult to predict the timing of many of our sales transactions. Sales of our products require us to educate potential customers in their use and benefits. Sales of our products are subject to delays from the lengthy internal budgeting, approval and competitive evaluation processes that large corporations and governmental entities may require. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to testing our products before they decide whether or not to purchase. Customers may also defer orders as a result of anticipated releases of new products or enhancements by our competitors or us. As a result, our products have an unpredictable sales cycle that contributes to the uncertainty of our future operating results.

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

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

Our products are subject to U.S. export controls and may be exported outside the U.S. only with the required level of export license or through an export license exception, because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. For example, we will need to comply with Waste Electrical and Electronic Equipment Directive laws, which are being adopted by certain European Economic Area countries on a country-by-country basis. Failure to comply with these and similar laws on a timely basis, or at all, could have a material adverse effect on our business, operating results and financial condition. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, operating results and financial condition.

We may not be able to adequately protect our intellectual property and our products may infringe on the intellectual property rights of third parties

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

We may not be able to sustain or develop new distribution relationships and a reduction or delay in sales to a significant distribution partner could hurt our business

Our sales strategy requires that we establish and maintain multiple distribution channels in the United States and internationally through leading industry resellers, systems integrators, Internet service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two domestic distributors of our products together accounted for 24.8% and 25.2% of our total net revenue for the fiscal years 2007 and 2006, respectively. A substantial reduction or delay in sales of our products to this or any other key distribution partner could harm our business, operating results and financial condition.

Undetected software or hardware errors may harm our business and results of operations

Our products may contain undetected errors or defects when first introduced or as new versions are released. We have experienced these errors or defects in the past in connection with new products and product upgrades. We expect that these errors or defects will be found from time to time in new or enhanced products after commencement of commercial shipments. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. We may also be subject to liability claims for damages related to product errors or defects. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. A material product liability claim may harm our business and results of operations.

Our products must successfully operate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of software or hardware problems, whether caused by our products or another vendor’s products, may result in the delay or loss of market acceptance of our products. The occurrence of any of these problems may harm our business and results of operations.

Adverse economic conditions or reduced information technology spending may adversely impact our business.

A substantial portion of our business depends on the demand for information technology by large enterprise customers and service providers, the overall economic health of our current and prospective customers, and the continued growth and evolution of the Internet. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions, or a reduction in information technology spending even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services and reduced unit sales.

Our operating results are exposed to risks associated with international commerce

As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to potential recessions in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political, or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements, and natural disasters. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. International sales represented 41.6% and 42.6% of our net revenues for the fiscal years ended September 30, 2007 and 2006, respectively. In particular, in fiscal year 2007, we derived 12.2% of our total revenue from the Japanese market. This revenue is dependent on a number of factors outside our control, including the viability and success of our resellers and the strength of the Japanese economy.

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

Acquisitions, including our recent acquisition of Acopia Networks, Inc., present many risks and we may not realize the financial and strategic goals that are contemplated at the time of the transaction

With respect to our past any any future acquisitions, we may find that the acquired businesses, products or technologies do not further our business strategy as expected, that we paid more than what the assets are later worth, or that economic conditions change, all of which may generate future impairment charges. Our acquisitions may be viewed negatively by customers, financial markets or investors. There may be difficulty integrating the operations and personnel of the acquired business, and we may have difficulty retaining the key personnel of the acquired business. We may have difficulty in incorporating the acquired technologies or products with our existing product lines. Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations. We may have difficulty maintaining uniform standards, controls, procedures and policies across locations. We may experience significant problems or liabilities associated with the product quality, technology and other matters.

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

We face litigation risks

We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits has been, and will likely continue to be, expensive and time-consuming for us. An unfavorable resolution of the lawsuits could adversely affect our business, results of operations, or financial condition.

Our historical stock option practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation. Beginning in May 2006 several derivative actions were filed against certain current and former directors and officers (as discussed further in Item 3 “Legal Proceedings”) based on allegations relating to our historical stock option practices. We cannot assure you that this current litigation will result in the same conclusions reached by the special committee of outside directors formed by our Board of Directors to conduct a review of our stock option practices (the “Special Committee”).

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

The matters relating to the Special Committee’s review of our historical stock option practices and the restatement of our consolidated financial statements has resulted in regulatory proceedings against us and may result in future regulatory proceedings, which could have a material adverse impact on our financial condition

On November 8, 2006, we announced that the Special Committee had completed its review of our historical stock option practices. Upon completion of its review, the Special Committee found that the recorded grant dates for certain stock options granted during fiscal years 1999 to 2004 should be adjusted as the measurement date for accounting purposes and the accounting treatment used for the vesting of certain stock options was incorrect. Based on the Special Committee’s review, to correct the accounting treatment, we amended our Annual Report on Form 10-K/A (as amended) for the year ended September 30, 2005 and our Quarterly Reports on Form 10-Q for the three months ended December 31, 2005 and March 31, 2006 to restate the consolidated financial statements contained in those reports.

We have received notice from both the Securities and Exchange Commission (“SEC”) and the United States Attorney’s Office for the Eastern District of New York (the “Department of Justice”) that they are conducting informal inquiries into our historical stock option practices, and we have fully cooperated with both agencies. Considerable legal and accounting expenses related to our historical stock option practices have already been incurred to date and significant expenditures may continue to be incurred in the future. We may in the future be subject to additional regulatory proceedings or actions arising in relation to our historical stock option practices and the restatement of our prior period financial statements. Any potential regulatory proceeding or action may be time consuming, expensive and distracting for management from the conduct of our business. The adverse resolution of any potential regulatory proceeding or action could adversely affect our business, results of operations, or financial condition. We cannot assure you that the SEC and Department of Justice inquiries, or any future regulatory action relating to our historical stock option practices, will result in the same conclusions reached by the Special Committee. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us, including criminal penalties, which could adversely affect our business, results of operations, or financial condition.

Anti-takeover provisions could make it more difficult for a third party to acquire us

Our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of our company without further action by our shareholder and may adversely affect the voting and other rights of the holders of common stock. Further, certain provisions of our bylaws, including a provision limiting the ability of stockholders to raise matters at a meeting of shareholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of our company, which could have an adverse effect on the market price of our common stock. In addition, our articles of incorporation provide for a staggered board, which may make it more difficult for a third party to gain control of our board of directors. Similarly, state anti-takeover laws in the State of Washington related to corporate takeovers may prevent or delay a change of control of our company.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal administrative, sales, marketing, research and development facilities are located in Seattle, Washington and consist of approximately 165,000 square feet. In April 2000, we amended and restated the lease agreement on two of the three buildings for our corporate headquarters. The lease commenced in July 2000 on the first building; and the lease on the second building commenced in September 2000. The lease for both buildings expires in 2012 with an option for renewal. The lease for the second building has been partially subleased through 2012. We believe that our existing properties are in good condition and suitable for the conduct of our business. We also lease office space for our product development personnel in Bellevue, Washington, Spokane, Washington, San Jose, California, Lowell, Massachusetts, Israel, Northern Ireland, and Russia and for our sales and support personnel in Illinois, Washington D.C., New York, New Jersey, Hong Kong, Singapore, China, Taiwan, Thailand, India, Malaysia, South Korea, Japan, Australia, New Zealand, Germany, France, Belgium, Spain, Italy, Netherlands and the United Kingdom. We believe that our future growth can be accommodated by current facilities or by leasing additional space if necessary.

On October 31, 2006 we entered into an office lease agreement to lease a total of approximately 137,000 square feet of office space in the building known as 333 Elliott West, which is next to the three buildings that currently serve as our corporate headquarters. The lease term is 10 years with an option for renewal. We plan to occupy this new building during the third quarter of fiscal 2008 after construction is completed and currently expect to sublease a portion of this office space.

Item 3.	Legal Proceedings

Regulatory proceedings

Derivative Suits.  Beginning on or about May 24, 2006, several derivative actions were filed against certain of our current and former directors and officers. These derivative lawsuits were filed in: (1) the Superior Court of King County, Washington, as In re F5 Networks, Inc. State Court Derivative Litigation (Case No. 06-2-17195-1 SEA), which consolidates Adams v. Amdahl, et al. (Case No. 06-2-17195-1 SEA), Wright v. Amdahl, et al. (Case No. 06-2-19159-5 SEA), and Sommer v. McAdam, et al. (Case No. 06-2-26248-4 SEA) (the “State Court Derivative Litigation”); and (2) in the U.S. District Court for the Western District of Washington, as In re F5 Networks, Inc. Derivative Litigation, Master File No. C06-0794RSL, which consolidates Hutton v. McAdam, et al. (Case No. 06-794RSL), Locals 302 and 612 of the International Union of Operating Engineers-Employers

Construction Industry Retirement Trust v. McAdam et al. (Case No. C06-1057RSL), and Easton v. McAdam et al. (Case No. C06-1145RSL). On August 2, 2007, another derivative lawsuit, Barone v. McAdam et al. (Case No. C07-1200P), was filed in the U.S. District Court for the Western District of Washington. It is expected that this lawsuit will be consolidated with the other lawsuits pending in the U.S. District Court for the Western District of Washington. The complaints generally allege that certain of our current and former directors and officers, including, in general, each of our current outside directors (other than Deborah L. Bevier who joined our Board of Directors in July 2006) breached their fiduciary duties to the Company by engaging in alleged wrongful conduct concerning the manipulation of certain stock option grant dates. We are named solely as a nominal defendant against whom the plaintiffs seek no recovery. Our combined motion to consolidate and stay the State Court Derivative Litigation was granted in a court order dated April 3, 2007. Our motion to dismiss the consolidated federal derivative actions based on plaintiffs’ failure to make demand on our Board of Directors prior to filing suit was granted in a court order dated August 6, 2007 with leave to amend the allegations in plaintiffs’ complaint. Plaintiffs filed an amended consolidated federal derivative action complaint on September 14, 2007. We intend to vigorously pursue dismissal of the amended complaint and has filed a motion to dismiss based on plaintiffs’ failure to make demand on the Company’s Board of Directors prior to filing suit.

Although litigation is subject to inherent uncertainties, we do not believe the results of these pending actions will, individually or in the aggregate, have a material adverse impact on our consolidated financial position or results of operations.

SEC and Department of Justice Inquiries.  We have received notice from both the SEC and the Department of Justice that they are conducting informal inquiries into our historical stock option practices, and have fully cooperated with both agencies. Considerable legal and accounting expenses related to our historical stock option practices have already been incurred to date and significant expenditures may continue to be incurred in the future. We may in the future be subject to additional regulatory proceedings or actions arising in relation to our historical stock option practices and the restatement of our prior period financial statements. Although regulatory proceedings are subject to inherent uncertainties, we do not believe the results of any pending actions will, individually or in the aggregate, have a material adverse impact on our consolidated financial position or results of operations.

We are not aware of any other pending legal proceedings than those mentioned above that, individually or in the aggregate, would have a material adverse effect on our business, operating results, or financial condition. We may in the future be party to litigation arising in the ordinary course of business, including claims that allegedly infringe upon third-party trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices of Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol “FFIV.” The following table sets forth the high and low sales prices of our common stock as reported on the Nasdaq Global Market as adjusted to reflect our two-for-one stock split effective in August 2007.

	Fiscal Year 2007		Fiscal Year 2006
	High	Low	High	Low

First Quarter	$39.27	$26.15	$29.25	$19.75
Second Quarter	$40.42	$33.27	$37.00	$28.10
Third Quarter	$43.24	$32.21	$36.46	$21.11
Fourth Quarter	$46.93	$34.32	$30.42	$20.27

The last reported sales price of our common stock on the Nasdaq Global Market on November 16, 2007 was $29.69.

As of November 16, 2007, there were 86 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Dividend Policy

Our policy has been to retain cash to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.

Unregistered Securities Sold in 2007

We did not sell any unregistered shares of our common stock during the fiscal year 2007.

Performance Measurement Comparison of Shareholder Return

The following graph compares the annual percentage change in the cumulative total return on shares of our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index for the period commencing September 30, 2002, and ending September 28, 2007.

Comparison of Cumulative Total Return
On Investment Since September 30, 2002*

The Company’s closing stock price on September 28, 2007, the last trading day of the Company’s 2007 fiscal year, was $37.19 per share.

*	Assumes that $100 was invested September 30, 2002 in shares of Common Stock and in each index, and that all dividends were reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Item 6.	Selected Financial Data

The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of September 30, 2007 and 2006 and the consolidated statement of operations data for the years ended September 30, 2007, 2006 and 2005 are derived from our audited financial statements and related notes that are included elsewhere in this report. The consolidated balance sheet data as of September 30, 2005, 2004 and 2003 and the consolidated statement of operations for the year ended September 30, 2004 and 2003 are derived from our audited financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Years Ended September 30,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statement of Operations Data(4)
Net revenues
Products	$392,921	$304,878	$219,603	$126,169	$84,197
Services	132,746	89,171	61,807	45,021	31,698

Total	525,667	394,049	281,410	171,190	115,895

Cost of net revenues
Products	84,094	63,619	48,990	28,406	17,843
Services	34,230	24,534	16,194	10,993	9,132

Total	118,324	88,153	65,184	39,399	26,975

Gross profit	407,343	305,896	216,226	131,791	88,920

Operating expenses(1)
Sales and marketing	175,555	127,478	89,866	66,446	54,897
Research and development	69,030	49,171	31,516	24,438	19,455
General and administrative	49,256	39,109	25,486	15,761	12,210
In-process research and development(2)	14,000	—	—	—	—

Total	307,841	215,758	146,868	106,645	86,562

Income from operations	99,502	90,138	69,358	25,146	2,358
Other income, net	28,191	17,431	8,076	2,731	751

Income before income taxes	127,693	107,569	77,434	27,877	3,109
Provision (benefit) for income taxes	50,693	41,564	30,532	(8,451)	853

Net income	$77,000	$66,005	$46,902	$36,328	$2,256

Net income per share — basic(3)	$0.93	$0.82	$0.63	$0.55	$0.04

Weighted average shares — basic(3)	83,205	80,278	74,440	66,442	52,906

Net income per share — diluted(3)	$0.90	$0.80	$0.61	$0.51	$0.04

Weighted average shares — diluted(3)	85,137	83,020	77,522	71,922	54,350

Consolidated Balance Sheet Data(4)
Cash, cash equivalents, and short-term investments(5)	$258,465	$374,173	$236,181	$140,501	$44,878
Restricted cash(6)	3,959	3,929	3,871	6,243	6,000
Long-term investments(5)	216,366	118,003	128,834	81,792	34,132
Total assets	944,288	729,511	537,739	360,593	148,173
Long-term liabilities	20,301	13,416	9,964	6,228	1,735
Total shareholders’ equity	770,577	616,458	460,167	307,745	110,429

(1)	Amortization of unearned compensation reported in fiscal years 2003 and 2004 has been reclassified to attribute amounts to the respective categories within operating expenses.

(2)	In-process research and development (“IPR&D”) expense represents the amount of IPR&D that we acquired in the Acopia acquisition.

(3)	Share and per share amounts have been adjusted as appropriate to reflect a two-for-one stock-split effective August 2007.

(4)	In our Form 10-K/A No. 2 (filed on December 12, 2006), we restated our consolidated financial statements for the years ended September 30, 2005, 2004 and 2003, and the selected consolidated financial data as of and for the years ended September 30, 2005, 2004, 2003, 2002 and 2001. In addition, we restated our consolidated financial statements for the quarters ended December 31, 2005 and March 31, 2006 in our Quarterly Reports on Form 10-Q/A for the quarters ended December 31, 2005 and March 31, 2006, each of which was filed on December 13, 2006. All financial information included in this Annual Report on Form 10-K reflects our restatement.

(5)	The combined overall increase in cash, cash equivalents, short-term and long-term investments in fiscal 2004 was primarily due to the net proceeds of $113.6 million received from the sale of our common stock in a public offering in November 2003.

(6)	Restricted cash represents escrow accounts established in connection with lease agreements for our facilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Revenues. The majority of our revenues are derived from sales of our core products; BIG-IP Local Traffic Manager; BIG-IP Global Traffic Manager; BIG-IP ISP Traffic Manager; TrafficShield Application Firewall, WANJet, WebAccelerator; FirePass SSL VPN servers; and ARX. We also derive revenues from the sales of services including annual maintenance contracts, installation, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are key indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

•	Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, amortization of developed technology, and personnel and overhead expenses. Our margins have remained relatively stable over the past two years; however factors such as sales price, product mix, inventory obsolescence, returns, component price increases, and warranty costs could significantly impact our gross margins from quarter to quarter and represent the significant indicators we monitor on a regular basis.

•	Operating expenses. Operating expenses are substantially driven by personnel and related overhead expenses. Existing headcount and future hiring plans are the predominant factors in analyzing and forecasting future operating expense trends. Other significant operating expenses that we monitor include marketing and promotions, travel, professional fees, computer costs related to the development of new products, facilities and depreciation expenses.

•	Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments during the fiscal year 2007 was primarily due to net income from operations, with operating activities providing cash of $169.7 million. Going forward, we believe the primary driver of cash flows will be net income from operations. On September 12, 2007, we acquired all of the capital stock of Acopia Networks for cash of $210.0 million. Capital expenditures for fiscal year 2007 were comprised primarily of tenant improvements and information technology infrastructure and equipment to support the growth of our core business activities. We will continue to evaluate possible acquisitions of or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•	Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health. Deferred revenues continued to increase due to the growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our day’s sales outstanding for the fourth quarter of fiscal year 2007 was 57 days. We expect to maintain this metric in the mid 50-day range going forward.

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

Whenever a software license, hardware, installation and post-contract customer support (“PCS”) elements are combined into a package with a single “bundled” price, a portion of the sales price is allocated to each element of the bundled package based on their respective fair values as determined when the individual elements are sold separately. We determine fair value based on the type of customer and region in which the package is sold. Where fair value of certain elements are not available, we recognize revenue on the ’residual method’ permitted under SOP 98-9 based on the fair value of undelivered PCS. Revenues from the license of software are recognized when the software has been shipped and the customer is obligated to pay for the software. When rights of return are present and we cannot estimate returns, we recognize revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes rights to upgrades, when and if available, a limited period of telephone support, updates, and bug fixes. Installation revenue is recognized when the product has been installed at the customer’s site. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.

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

Accounting for Income Taxes.  We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Accordingly, we are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Due to the evolving nature and complexity of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

Stock-Based Compensation.  We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“FAS 123R”), using the straight-line attribution method for recognizing compensation expense. We recognized $41.2 million and $24.8 million of stock-based compensation expense for the years ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was $74.1 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.

We issue incentive awards to our employees through stock-based compensation consisting of stock options and restricted stock units (“RSU’s”). The value of RSU’s is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of our common stock on the date of grant. Alternatively, in determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following key assumptions. Expected volatility is based on the annualized daily historical volatility of our stock price over the expected life of the option. Expected term of the option is based on historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

FAS 123R also requires that we recognize compensation expense for only the portion of stock options or RSU’s that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. We reduced our forfeiture rate from 5% to 4% in the second quarter of fiscal 2007 to better reflect our historical behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.

Compensation cost recognized for the year ended September 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

In August 2007, the Company granted 276,400 RSU’s to certain current executive officers. Fifty percent of the aggregate number of RSU’s granted at such time vest in equal quarterly increments over two years, until such portion of the grant is fully vested on November 1, 2009. Twenty five percent of the RSU grant is subject to the Company achieving specified percentage increases in total revenue for fiscal year 2008, relative to fiscal year 2007. The remaining twenty five percent is subject to the Company meeting specified performance criteria for fiscal year 2009 to be set by the Compensation Committee of the Company’s Board of Directors.

In December 2006, the Company granted 456,000 RSU’s to certain current executive officers. Fifty percent of the aggregate number of RSU’s granted at such time vest in equal quarterly increments over two years, until such portion of the grant is fully vested on November 1, 2008. Twenty five percent of the RSU grant was subject to the Company achieving specified percentage increases in total revenue for fiscal year 2007, relative to fiscal year 2006. This twenty five percent was fully earned in fiscal 2007. The remaining twenty five percent is subject to the Company meeting specified performance criteria for fiscal year 2008 to be set by the Compensation Committee of the Company’s Board of Directors.

We are required to recognize compensation costs for awards with performance conditions when we conclude it is probable that the performance condition will be acheived. We are required to reassess the probability of vesting at each balance sheet date and adjust compensation costs based on our probability assessment.

Goodwill and intangible assets.  We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. Intangible assets are amortized over the estimated useful lives, which generally range from three to five years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

The determination of the net carrying value of goodwill and intangible assets and the extent to which, if any, there is impairment are dependent on material estimates and judgments on our part, including the useful life over which the intangible assets are to be amortized, and the estimates of the value of future net cash flows, which are based upon further estimates of future revenues, expenses and operating margins. In applying SFAS No. 142, “Goodwill and Other Intangible Assets,” we review our goodwill annually for impairment in the second fiscal quarter, or more frequently when indicators of impairment are present.

Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended September 30,
	2007	2006	2005
	(In thousands, except for percentages)

Net Revenues
Products	$392,921	$304,878	$219,603
Services	132,746	89,171	61,807

Total	$525,667	$394,049	$281,410

Percentage of net revenues
Products	74.7%	77.4%	78.0%
Services	25.3	22.6	22.0

Total	100.0%	100.0%	100.0%

Net Revenues.  Total net revenues increased 33.4% in fiscal year 2007 from fiscal year 2006, compared to an increase of 40.0% in fiscal year 2006 from fiscal year 2005. The continued revenue growth was due to increased demand for our Application Traffic Management (ATM) products and higher services revenues resulting from our increased installed base of products. During fiscal year 2007, each of our primary geographic regions reported higher revenues compared to the prior year period. International revenues represented 41.6%, 42.6% and 40.5% of net revenues in fiscal years 2007, 2006 and 2005, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.

Net product revenues increased 28.9% in fiscal year 2007 and 38.8% in fiscal year 2006 as compared to the previous fiscal year, respectively. The increase in fiscal 2007 was primarily due to absolute growth in the volume of product sales of our BIG-IP product line as well as incremental revenues derived from sales of our

TrafficShield and WAN Optimization product lines. Sales of our BIG-IP family of application delivery networking products represented 91.0%, 89.4% and 89.1% of total product revenues in fiscal years 2007, 2006 and 2005, respectively.

Net service revenues increased 48.9% in fiscal year 2007 compared to a 44.3% increase for fiscal year 2006 from the prior year, respectively. The increase of services revenues in absolute dollars was the result of increased purchases and renewals of maintenance contracts as our installed base of products increased.

Ingram Micro Inc., one of our domestic distributors, accounted for 11.6%, 13.6%, and 18.6% of our total net revenues in fiscal years 2007, 2006 and 2005, respectively. Avnet Technology Solutions, another domestic distributor accounted for 13.2% and 11.6% of our total net revenue in fiscal 2007 and 2006, respectively. Avnet Technology Solutions accounted for 10.6% of our accounts receivable as of September 30, 2007.

	Years Ended September 30,
	2007	2006	2005
	(In thousands, except for percentages)

Cost of net revenues and Gross margin
Products	$84,094	$63,619	$48,990
Services	34,230	24,534	16,194

Total	118,324	88,153	65,184

Gross margin	$407,343	$305,896	$216,226

Cost of net revenues and Gross margin (as a percentage of related net revenue)
Products	21.4%	20.9%	22.3%
Services	25.8	27.5	26.2

Total	22.5	22.4	23.2

Gross margin	77.5%	77.6%	76.8%

Cost of Net Product Revenues.  Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, and amortization expenses in connection with developed technology from acquisitions. In absolute dollars, product cost increased to $84.1 million in fiscal year 2007 as compared to $63.6 million and $49.0 million in fiscal years 2006 and 2005, respectively. The year over year increases were primarily due to the higher volume of units shipped compared with the prior period. Fiscal 2007 increases also include an increase in warranty expense and indirect manufacturing costs over prior periods. Fiscal 2006 increase also included an increase in indirect manufacturing cost primarily related to the amortization charges of our acquired technology.

Cost of Net Service Revenues.  Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities, and depreciation expenses. Cost of net service revenues as a percentage of net service revenues remained relatively stable at 25.8% in fiscal year 2007 as compared to 27.5% and 26.2% in fiscal years 2006 and 2005, respectively. The increase in absolute dollars year over year is primarily due to increased salary and benefits attributed to growth in headcount. Professional services headcount at the end of fiscal year 2007 increased to 279 from 205 at the end of fiscal year 2006 and 147 at the end of fiscal year 2005. In addition, stock compensation expense increased to $2.4 million in fiscal year 2007 from $1.5 million in fiscal year 2006. Going forward, we expect to continue to increase our cost of service revenues to support our expanded product lines and growing customer base.

	Years Ended September 30,
	2007	2006	2005
	(In thousands, except for percentages)

Operating expenses
Sales and marketing	$175,555	$127,478	$89,866
Research and development	69,030	49,171	31,516
General and administrative	49,256	39,109	25,486
In-process research and development	14,000	—	—

Total	$307,841	$215,758	$146,868

Operating expenses (as a percentage of net revenue)
Sales and marketing	33.4%	32.4%	31.9%
Research and development	13.1	12.5	11.2
General and administrative	9.4	9.9	9.1
In-process research and development	2.7	—	—

Total	58.6%	54.8%	52.2%

Sales and Marketing.  Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities and depreciation expenses. Sales and marketing expense increased 37.7% in fiscal year 2007 as compared to 41.9% and 35.2% in fiscal years 2006 and 2005, respectively. The increase in sales and marketing expense was primarily due to increased commissions and personnel costs of $25.4 million and $21.0 million and $14.6 million for fiscal years 2007, 2006 and 2005, respectively which is consistent with the increased revenue and headcount for the corresponding periods. Sales and marketing headcount at the end of fiscal 2007 increased to 669 from 442 at the end of fiscal 2006 and 331 at the end of fiscal 2005. Stock-based compensation charges of $15.8 million, $10.1 million and $2.4 million also contributed to the overall increase in fiscal years 2007, 2006 and 2005, respectively. We expect to continue to increase sales and marketing expenses in absolute dollars in order to grow revenues and increase our market share.

Research and Development.  Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 40.4% in fiscal year 2007 as compared to 56.0% and 29.0% in fiscal years 2006 and 2005, respectively. The increase in research and development expense was primarily due to increased salary and benefit expenses of $12.2 million, $8.4 million and $3.2 million in fiscal years 2007, 2006 and 2005, respectively which is consistent with the increased headcount for the corresponding periods. Research and development headcount at the end of fiscal 2007 increased to 450 from 287 at the end of fiscal 2006 and 217 at the end of fiscal 2005. The growth in employee headcount was primarily related to enhancement of our current products and the development of new advanced products. Stock-based compensation charges of $10.2 million, $6.9 million and $1.5 million also contributed to the overall increase in fiscal years 2007, 2006 and 2005, respectively. We expect to continue to increase research and development expenses as our future success is dependent on the continued development of our products.

General and Administrative.  General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities, and depreciation expenses. General and administrative expenses increased 25.9% in fiscal year 2007 as compared with 53.5% in fiscal year 2006 and 61.7% in fiscal year 2005. The increase in fiscal year 2007 of $10.1 million was due primarily to an increase in stock-based compensation charges of $6.5 million, increased salary and benefit expenses of $4.0 million and $3.1 million of other general operating expenses. These increases were partially offset by a decrease in expenses incurred by third parties for legal, accounting, tax and other professional services in connections with the Special Committee investigation of $4.4 million. The increase in fiscal year 2006 is due primarily to expenses incurred by third parties for legal, accounting, tax and other professional services in connection with the Special Committee investigation of $7.0 million, an increase in stock-based compensation charges of $5.1 million and, increased salary and benefit expenses of $2.7 million. The year over year increase in salary and benefits is consistent with the growth in headcount. General and administrative headcount at the end of fiscal 2007 increased to 184 from 134 at the end of fiscal 2006 and 97 at the end of fiscal 2005 The increase in general and administrative expenses is expected to remain at these increased levels as the Company continues to build its infrastructure to support the worldwide growth of our business.

In-process research and development.  Acquired in-process research and development (“IPR&D”) expense was $14.0 million in 2007 and reflects the amount allocated to IPR&D that we acquired in the Acopia acquisition. IPR&D represents the present value of estimated after-tax cash flows expected to be generated by purchased technology, which, at the acquisition date, had not yet reached technological feasibility. We based our estimates and projections related to IPR&D on assumptions we believed to be reasonable at the time of the acquisition but that are inherently uncertain and unpredictable. If we do not successfully develop this product, our business, operating results and financial condition may be adversely affected.

	Years Ended September 30,
	2007	2006	2005
	(In thousands, except for percentages)

Other Income and Income Taxes
Income from operations	$99,502	$90,138	$69,358
Other income, net	28,191	17,431	8,076

Income before income taxes	127,693	107,569	77,434
Provision for income taxes	50,693	41,564	30,532

Net income	$77,000	$66,005	$46,902

Other Income and Income Taxes (as percentage of net revenue)
Income from operations	18.9%	22.9%	24.6%
Other income, net	5.4	4.4	2.9
Income before income taxes	24.3	27.3	27.5
Provision for income taxes	9.6	10.5	10.8

Net income	14.6%	16.8%	16.7%

Other Income, Net.  Other income, net, consists of interest income and foreign currency transaction gains and losses. Other income, net, increased 61.7% in fiscal year 2007 and increased 115.8% in fiscal year 2006 as compared to the previous fiscal year, respectively. The significant increase was due to a combination of higher yields and increased investment balances. The increased investment balances are the result of cash provided from operating and financing activities during the fiscal years 2006 and fiscal year 2005.

Provision for Income Taxes.  We recorded a 39.7% provision for income taxes for the fiscal year 2007 compared to 38.6% in fiscal year 2006 and 39.4% in fiscal 2005. The increase in the provision for income taxes is primarily due to the write-off of acquired in-process research and development. As of fiscal year-end 2007, we do not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that the assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets as of fiscal year end 2007, 2006 and 2005 were $43.3 million, $23.3 million and $40.4 million, respectively. Our world wide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in our various geographic locations in which we operate, changes in the valuation of our net deferred tax assets, resolution of potential exposures, tax positions taken on tax returns filed in the various geographic locations in which we operate, introduction of new accounting standards or changes in tax laws or interpretations thereof in the various geographic locations in which we operate. We have recorded liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense.

Liquidity and Capital Resources

We have funded our operations with our cash balances, cash generated from operations and proceeds from public offerings.

	Years Ended September 30,
	2007	2006	2005
	(In thousands)

Liquidity and Capital Resources
Cash and cash equivalents and investments	$474,831	$492,176	$365,015
Cash provided by operating activities	169,650	125,378	84,987
Cash used in investing activities	(188,141)	(204,409)	(126,760)
Cash provided by financing activities	35,486	65,145	68,867

Cash and cash equivalents, short-term investments and long-term investments totaled $474.8 million as of September 30, 2007 compared to $492.2 million as of September 30, 2006, representing a decrease of $17.4 million. The net decrease was primarily due to cash requirements for the purchase of Acopia Networks in the fourth quarter of fiscal 2007 which were partially offset by cash flow from operations. In fiscal year 2006, overall cash and investments increased $127.2 million compared to the fiscal year 2005. The increase was due to the cash flow from operations and cash from employee stock option exercises.

Cash provided by operating activities during fiscal year 2007 was $169.7 million compared to $125.4 million in fiscal year 2006 and $85.0 million in fiscal year 2005. Cash provided by operating activities resulted primarily from cash generated from net income, after adjusting for non-cash charges and changes in operating assets and liabilities as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges.

Cash used in investing activities was $188.1 million for the fiscal year 2007, $204.4 million for fiscal year 2006 and $126.8 million for fiscal year 2005. The cash used in fiscal year 2007 was primarily the result of the purchase of investments partially offset by the sale of investments and $207.1 million of cash payments, net of cash acquired, to shareholders of Acopia Networks, which was acquired in September 2007. The cash used in fiscal year 2006 was primarily due to the purchase of investments and property and equipment, partially offset by the sale of investments. The cash used in fiscal year 2005 was primarily due to the purchase of investments and property and equipment partially offset by the sale of investments

Cash provided by financing activities was $35.5 million for fiscal year 2007 compared to $65.1 million and $68.9 million in fiscal years 2006 and 2005, respectively. During the fiscal years 2007, 2006 and 2005 our financing activities consisted entirely of cash proceeds and tax benefits received from the exercise of stock options and stock purchases under our employee stock purchase plan.

We expect that our existing cash and investment balances and cash from operations will be sufficient to meet our anticipated working capital and capital expenditures for the foreseeable future.

Obligations and Commitments

The following table summarizes our contractual payment obligations and commitments as of September 30, 2007:

	Payment Obligations by Year
	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)

Operating leases	$14,371	$16,500	$15,424	$12,214	$9,765	$31,442	$99,716
Purchase obligations	17,910	—	—	—	—	—	17,910

Total	$32,281	$16,500	$15,424	$12,214	$9,765	$31,442	$117,626

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

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which is effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109, “Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The provisions of FIN 48 are effective for the company beginning October 1, 2007. The impact of the Company’s reassessment of its tax positions in accordance with the requirements of FIN 48 is expected to yield no change in the liability for unrecognized tax benefits.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk.  Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio with the exception of U.S. treasury securities, commercial paper and money market funds, which are exempt from size limitation. The policy requires investments in securities that mature in three years or less, with the average maturity being no greater than one and a half years. These securities are subject to interest rate risk and will decrease in value if interest rates increase. A decrease of one percent in the average interest rate would have resulted in a decrease of approximately $9.5 million in our interest income for the fiscal year 2007.

	Maturing in
	Three Months	Three Months	Greater Than
	or Less	to One Year	One Year	Total	Fair Value
	(In thousands, except for percentages)

September 30, 2007
Included in cash and cash equivalents	$7,965	$—	$—	$7,965	$7,965
Weighted average interest rate	5.1%	—	—	—	—
Included in short-term investments	$123,044	$81,125	$—	$204,169	$204,169
Weighted average interest rates	5.3%	5.0%	—	—	—
Included in long-term investments	$—	$—	$216,366	$216,366	$216,366
Weighted average interest rates	—	—	5.2%	—	—
September 30, 2006
Included in cash and cash equivalents	$7,852	$—	$—	$7,852	$7,852
Weighted average interest rate	4.6%	—	—	—	—
Included in short-term investments	$122,805	$213,622	$—	$336,427	$336,427
Weighted average interest rates	4.4%	3.8%	—	—	—
Included in long-term investments	$—	$—	$118,003	$118,003	$118,003
Weighted average interest rates	—	—	4.1%	—	—
September 30, 2005
Included in cash and cash equivalents	$298	$—	$—	$298	$298
Weighted average interest rate	2.5%	—	—	—	—
Included in short-term investments	$89,015	$95,299	$—	$184,314	$184,314
Weighted average interest rates	2.6%	2.3%	—	—	—
Included in long-term investments	$—	$—	$128,834	$128,834	$128,834
Weighted average interest rates	—	—	3.1%	—	—

Foreign Currency Risk.  The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 2007 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, as we continue to expand our operations internationally, transaction gains or losses may become significant in the future. We have not engaged in foreign currency hedging to date. However, we may do so in the future.

Item 8.	Financial Statements and Supplementary Data

F5 NETWORKS, INC.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
of F5 Networks, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of F5 Networks, Inc. and its subsidiaries at September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Acopia Networks, Inc. from its assessment of internal control over financial reporting as of September 30, 2007 because it was acquired by the Company in a purchase business combination during 2007. We have also excluded Acopia Networks, Inc. from our audit of internal control over financial reporting. Acopia Networks, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent $5,327,000 and $1,637,000, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2007.

PricewaterhouseCoopers LLP

Seattle, Washington
November 16, 2007

F5 NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
	(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$54,296	$37,746
Short-term investments	204,169	336,427
Accounts receivable, net of allowances of $3,161 and $2,858	91,774	62,750
Inventories	10,672	5,763
Deferred tax assets	5,305	4,682
Other current assets	20,434	15,607

Total current assets	386,650	462,975

Restricted cash	3,959	3,929
Property and equipment, net	36,024	29,951
Long-term investments	216,366	118,003
Deferred tax assets	38,036	18,657
Goodwill	233,997	81,701
Other assets, net	29,256	14,295

Total assets	$944,288	$729,511

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$25,525	$13,174
Accrued liabilities	39,990	31,583
Deferred revenue	87,895	54,880

Total current liabilities	153,410	99,637

Other long-term liabilities	7,679	7,976
Deferred revenue, long-term	12,622	5,440

Total long-term liabilities	20,301	13,416

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 84,379 and 81,556 shares issued and outstanding	598,436	521,791
Accumulated other comprehensive loss	(564)	(1,038)
Retained earnings	172,705	95,705

Total shareholders’ equity	770,577	616,458

Total liabilities and shareholders’ equity	$944,288	$729,511

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED INCOME STATEMENTS

	Years Ended September 30,
	2007	2006	2005
	(In thousands, except per share data)

Net revenues
Products	$392,921	$304,878	$219,603
Services	132,746	89,171	61,807

Total	525,667	394,049	281,410

Cost of net revenues
Products	84,094	63,619	48,990
Services	34,230	24,534	16,194

Total	118,324	88,153	65,184

Gross profit	407,343	305,896	216,226

Operating expenses
Sales and marketing	175,555	127,478	89,866
Research and development	69,030	49,171	31,516
General and administrative	49,256	39,109	25,486
In-process research and development	14,000	—	—

Total	307,841	215,758	146,868

Income from operations	99,502	90,138	69,358
Other income, net	28,191	17,431	8,076

Income before income taxes	127,693	107,569	77,434
Provision for income taxes	50,693	41,564	30,532

Net income	$77,000	$66,005	$46,902

Net income per share — basic	$0.93	$0.82	$0.63

Weighted average shares — basic	83,205	80,278	74,440

Net income per share — diluted	$0.90	$0.80	$0.61

Weighted average shares — diluted	85,137	83,020	77,522

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
				Other	Retained	Total
	Common Stock		Unearned	Comprehensive	Earnings	Shareholders’
	Shares	Amount	Compensation	Income/(Loss)	(Deficit)	Equity
	(In thousands)

Balance, September 30, 2004	69,544	$326,278	$(833)	$(498)	$(17,202)	$307,745

Exercise of employee stock options	7,370	65,056	—	—	—	65,056
Issuance of stock under employee stock purchase plan	272	3,837	—	—	—	3,837
Tax benefit from employee stock transactions	—	32,153	—	—	—	32,153
Amortization of unearned compensation	—	—	833	—	—	833
Stock based compensation	—	4,573	—	—	—	4,573
Net income	—	—	—	—	46,902	—
Foreign currency translation adjustment	—	—	—	(161)	—	—
Unrealized gain on securities	—	—	—	(771)	—	—
Comprehensive income	—	—	—	—	—	45,970

Balance, September 30, 2005	77,186	$431,897	$—	$(1,430)	$29,700	$460,167

Exercise of employee stock options	3,494	38,701	—	—	—	38,701
Issuance of stock under employee stock purchase plan	272	5,488	—	—	—	5,488
Issuance of restricted stock	604	—	—	—	—	—
Tax benefit from employee stock transactions	—	20,887	—	—	—	20,887
Stock based compensation	—	24,818	—	—	—	24,818
Net income	—	—	—	—	66,005	—
Foreign currency translation adjustment	—	—	—	(293)	—	—
Unrealized loss on securities	—	—	—	685	—	—
Comprehensive income	—	—	—	—	—	66,397

Balance, September 30, 2006	81,556	$521,791	$—	$(1,038)	$95,705	$616,458

Exercise of employee stock options	1,257	15,690	—	—	—	15,690
Issuance of stock under employee stock purchase plan	288	7,546	—	—	—	7,546
Issuance of restricted stock	1,278	—	—	—	—	—
Tax benefit from employee stock transactions	—	12,197	—	—	—	12,197
Stock based compensation	—	41,212	—	—	—	41,212
Net income	—	—	—	—	77,000	—
Foreign currency translation adjustment	—	—	—	(686)	—	—
Unrealized loss on securities	—	—	—	1,160	—	—
Comprehensive income	—	—	—	—	—	77,474

Balance, September 30, 2007	84,379	$598,436	$—	$(564)	$172,705	$770,577

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2007	2006	2005
	(In thousands)

Operating activities
Net income	$77,000	$66,005	$46,902
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss on disposition of assets	134	446	569
Realized loss on sale of investments	6	—	—
Stock based compensation	41,212	24,818	5,406
Provision for doubtful accounts and sales returns	1,209	67	1,419
Depreciation and amortization	15,862	11,585	6,797
Deferred income taxes	6,429	18,946	(7,733)
Tax benefit from employee stock option plans	—	—	32,153
In-process research and development	14,000	—	—
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(30,004)	(20,812)	(20,456)
Inventories	(2,366)	(2,997)	(1,002)
Other current assets	(4,420)	(5,578)	(3,604)
Other assets	(1,492)	(957)	(149)
Accounts payable and accrued liabilities	16,592	13,088	13,426
Deferred revenue	35,488	20,767	11,259

Net cash provided by operating activities	169,650	125,378	84,987

Investing activities
Purchases of investments	(902,250)	(557,999)	(407,533)
Sales of investments	937,716	417,817	290,351
Investment of restricted cash	(9)	(49)	2,369
Acquisition of intangible assets, net	—	—	(2,259)
Acquisition of businesses, net of cash acquired	(207,144)	(42,778)	(395)
Purchases of property and equipment	(16,454)	(21,400)	(9,293)

Net cash used in investing activities	(188,141)	(204,409)	(126,760)

Financing activities
Tax benefit from nonqualified stock options	12,197	20,887	—
Proceeds from the exercise of stock options and the purchase of stock under employee stock purchase plan	23,289	44,258	68,867

Net cash provided by financing activities	35,486	65,145	68,867

Net increase (decrease) in cash and cash equivalents	16,995	(13,886)	27,094
Effect of exchange rate changes on cash and cash equivalents	(445)	(235)	(128)
Cash and cash equivalents, beginning of year	37,746	51,867	24,901

Cash and cash equivalents, end of year	$54,296	$37,746	$51,867

Supplemental Information
Cash paid for taxes	$32,762	$1,500	$792

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

The Company

F5 Networks, Inc. (“the Company”) F5 Networks makes, sells and services products that optimize the delivery of network-based applications and the performance and availability of servers, data storage devices and other network resources. The Company’s application delivery networking products improve the performance, availability and security of applications running on Internet-based networks by inspecting and modifying traffic passing between servers running applications and clients using these applications to ensure that it is delivered securely and in a way that optimizes the performance of both the network and the applications. With the purchase of Acopia Networks in September 2007, the Company acquired a line of file virtualization products that improve the management and utilization of network attached storage (NAS) systems. These products automate many storage management tasks that are performed manually today, and eliminate the disruption associated with data migration, automated storage tiering, data replication, and dynamic load balancing. The Company also offers a broad range of services such as consulting, training, installation, maintenance, and other technical support services.

Stock Split

On July 25, 2007, the Company’s Board of Directors declared a two-for-one split of the Company’s common stock. The stock split resulted in the issuance of one additional share of common stock for every share of its common stock issued and outstanding as of the record date of August 10, 2007. All share and per-share data, as well as share-based award information included in these Consolidated Financial Statements and Notes thereto, have been retroactively adjusted to reflect the stock split.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for revenue recognition, reserves for doubtful accounts, product returns, obsolete and excess inventory, warranties, valuation allowances on deferred tax assets and purchase price allocations. Actual results could differ from those estimates.

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

Inventories consist of the following (in thousands):

	Years Ended
	September 30,
	2007	2006

Finished goods	$7,703	$2,610
Raw materials	2,969	3,153

	$10,672	$5,763

Restricted Cash

Restricted cash represents escrow accounts established in connection with lease agreements for the Company’s corporate headquarters and, to a lesser extent, our international facilities. Under the terms of the

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease for our corporate headquarters, the amount required to be held in escrow reduces and eventually eliminates at various dates throughout the duration of the lease term. During fiscal year 2007, the amount required to be held in escrow was $3.6 million as set forth in the lease agreement for our corporate headquarters.

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

Property and equipment consist of the following (in thousands):

	Years Ended
	September 30,
	2007	2006

Computer equipment	$41,547	$29,802
Office furniture and equipment	7,766	7,026
Leasehold improvements	21,048	16,118

	70,361	52,946
Accumulated depreciation and amortization	(34,337)	(22,995)

	$36,024	$29,951

Depreciation and amortization expense totaled approximately $11.7 million, $7.6 million, and $4.8 million for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. We have adopted the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in fiscal year 2003, goodwill of $25.5 million was recorded in connection with the acquisition of MagniFire Websystems Inc. in fiscal year 2004, goodwill of $32.0 million was recorded in connection with the acquisition of Swan Labs, Inc. (“Swan Labs”), and goodwill of $152.3 million was recorded in connection with the acquisition of Acopia Networks, Inc. in the fourth quarter of 2007. In March 2007, we completed our annual impairment test and concluded that there was no impairment of goodwill.

Other Assets

Other assets primarily consist of software development costs and acquired technology.

Software development costs are charged to research and development expense until technological feasibility is established. The Company accounts for internally-generated software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of each product. The

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

establishment of technological feasibility and the ongoing assessment of recoverability of costs require considerable judgment by the Company with respect to certain internal and external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in hardware and software technology. The Company did not capitalize any software development costs in fiscal year 2007, 2006 or 2005. Amortization costs related to previously capitalize software development was $249,000, $272,000, and $317,000 for fiscal years 2007, 2006, and 2005, respectively and has been recorded as additional cost of product revenues.

Acquired technology and customer relationship assets are recorded at cost and amortized over their estimated useful lives of five years. Acquired technology of $15.0 million in fiscal 2007, $8.6 million in fiscal 2006 and $5.0 million in fiscal year 2004 was recorded in connection with the acquisitions of Acopia, Swan Labs, Inc. and MagniFire, respectively. Related amortization expense, which is charged to cost of product revenues, totaled $3.4 million, $3.2 million and $1.6 million during the fiscal years 2007, 2006 and 2005, respectively.

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

Whenever a software license, hardware, installation and post-contract customer support (“PCS”) elements are sold together, a portion of the sales price is allocated to each element based on their respective fair values as determined when the individual elements are sold separately. We determine fair value based on the type of customer and region in which the package is sold. Where fair value of certain elements are not available, we recognize revenue on the ’residual method’ permitted under SOP 98-9 based on the fair value of undelivered PCS. Revenues from the license of software are recognized when the software has been shipped and the customer is obligated to pay for the software. When rights of return are present and the Company cannot estimate returns, it recognizes revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes a limited period of telephone support updates, bug fixes and rights to upgrades, when and if available. Installation revenue is recognized when the product

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has been installed at the customer’s site. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.

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

The Company offers warranties of one year for hardware, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. During the years ended September 30, 2007, 2006 and 2005, warranty expense was $3.7 million, $1.8 million and $2.2 million, respectively.

The following table summarizes the activity related to product warranties (in thousands):

	Years Ended September 30
	2007	2006	2005

Balance, beginning of fiscal year	$1,582	$1,565	$1,062
Provision for warranties issued	3,678	1,825	2,233
Payments	(3,503)	(1,808)	(1,730)

Balance, end of fiscal year	$1,757	$1,582	$1,565

Research and Development

Research and development expenses consist of salaries and related benefits of product development personnel, prototype materials and expenses related to the development of new and improved products, and an allocation of facilities and depreciation expense. Research and development expenses are reflected in the statements of income as incurred.

In-Process Research and Development

Acquired in-process research and development, (“IPR&D”) reflects the amount allocated to IPR&D that the Company acquired in acquisitions. IPR&D represents the present value of estimated after-tax cash flows expected to be generated by purchased technology, which, at the acquisition date, had not yet reached technological feasibility and had no alternative future use. We recorded $14.0 million of IPR&D cost in fiscal 2007 related to our acquisition of Acopia.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising

Advertising costs are expensed as incurred. The Company incurred $2.2 million, $1.3 million and $1.7 million in advertising costs during the fiscal years 2007, 2006 and 2005, respectively.

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

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period of exchange. The net effect of foreign currency gains and losses were not significant during the fiscal years ended September 30, 2007, 2006 and 2005.

Segments

The Company complies with the requirements of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Management has determined that the Company operated in one segment for fiscal 2007 and prior years and will continue to evaluate its reporting structure prospectively.

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

The Company adopted FAS 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the fiscal year 2005 and beyond includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The results for the prior periods have not been restated.

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

	Stock Option Plan			Employee Stock Purchase Plan
	Years Ended September 30,			Years Ended September 30,
	2007	2006	2005	2007	2006	2005

Risk-free interest rate	4.46%	4.86%	3.53%	5.03%	4.90%	2.72%
Expected dividend	—	—	—	—	—	—
Expected term	6.3 years	6.3 years	2.7 years	0.5 years	0.5 years	0.5 years
Expected volatility	65.76%	51.07%	68.17%	42.62%	45.35%	52.48%

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Expected volatility is based on the annualized daily historical volatility of our stock price commensurate with the expected life of the option. Expected term of the option is based on an evaluation of the historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS 123R also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. An estimated forfeiture rate of 4% was used for fiscal 2007 and 5% for fiscal 2006 and fiscal 2005. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the pro forma effect on the Company’s net income (loss) and net income (loss) per share for the year ended September 30, 2005, had compensation expense been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123. The Company adopted SFAS 123R on July 1, 2005, the beginning of its fourth quarter of fiscal 2005; therefore, stock-based compensation expense shown in the pro forma table relates to expense through June 30, 2005 while the Company was still under the disclosure only provisions of SFAS 123. Stock-based compensation expense for the fourth quarter of fiscal 2005 and fiscal 2006 has been included in results of operations. These pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or options may be cancelled in future years:

Year Ended
September 30, 2005

Net income, as reported	$46,902
Add: Stock-based employee compensation expense under APB No. 25 included in reported net income, net of tax effect	833
Deduct: Total stock-based employee compensation expense determined under the fair value methods, net of tax effect	7,161

Pro forma net income	$40,574

Net income per share:
As reported — basic	$0.63
Pro forma — basic	$0.55
As reported — diluted	$0.61
Pro forma — diluted	$0.53

Earnings Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data).

	Years Ended September 30,
	2007	2006	2005

Numerator
Net income	$77,000	$66,005	$46,902
Denominator
Weighted average shares outstanding — basic	83,205	80,278	74,440
Dilutive effect of common shares from stock options and restricted stock units	1,932	2,742	3,082

Weighted average shares outstanding — diluted	85,137	83,020	77,522

Basic net income per share	$0.93	$0.82	$0.63

Diluted net income per share	$0.90	$0.80	$0.61

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately 0.2 million, 0.4 million, and 0.8 million of common shares potentially issuable from stock options for the years ended September 30, 2007, 2006 and 2005 are excluded from the calculation of diluted earnings per share because the exercise price was greater than the market price.

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

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which is effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109, “Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The provisions of FIN 48 are effective for the company beginning October 1, 2007. The impact of the Company’s reassessment of its tax positions in accordance with the requirements of FIN 48 is expected to yield no change in the liability for unrecognized tax benefits.

2.	Short-Term and Long-Term Investments

Short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2007
Corporate bonds and notes	$17,923	$20	$(29)	$17,914
Municipal bonds and notes	79,100	2	—	79,102
U.S. government securities	107,185	38	(70)	107,153

	$204,208	$60	$(99)	$204,169

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2006
Corporate bonds and notes	$83,619	$—	$(475)	$83,144
Municipal bonds and notes	67,450	—	—	67,450
U.S. government securities	186,159	43	(369)	185,833

	$337,228	$43	$(844)	$336,427

Long-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2007
Corporate bonds and notes	$2,648	$—	$—	$2,648
Municipal bonds and notes	29,414	61	—	29,475
U.S. government securities	183,784	459	—	184,243

	$215,846	$520	$—	$216,366

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2006
Corporate bonds and notes	$10,823	$22	$(51)	$10,794
U.S. government securities	107,471	76	(338)	107,209

	$118,294	$98	$(389)	$118,003

The amortized cost and fair value of fixed maturities at September 30, 2007, by contractual years-to-maturity, are presented below (in thousands):

	Amortized
	Cost	Fair Value

One year or less	$204,208	$204,169
Over one year through five years	215,846	216,366

	$420,054	$420,535

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

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes investments that have unrealized losses as of September 30, 2007 (in thousands):

	Less Than 12 Months		12 Months of Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2007
Corporate bonds and notes	$4,628	$2	$5,001	$27	$9,629	$29
U.S. government securities	10,899	5	28,534	65	39,433	70

Total	$15,527	$7	$33,535	$92	$49,062	$99

3.	Business Combinations

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

Fiscal Year 2007 Acquisition of Acopia Networks

On September 12, 2007, the Company acquired all of the capital stock of Acopia Networks, Inc. (“Acopia”), a privately held Delaware corporation headquartered in Lowell, Massachusetts for $207.8 million in cash. The Company also incurred $2.2 million of direct transaction costs for a total purchase price of approximately $210.0 million. Acopia provides high-performance, intelligent file virtualization solutions. These solutions will be highly complementary to Company’s strategy of optimizing the application infrastructure from the core of the datacenter to the edge of the network. As a result of the merger, the Company acquired all the assets of Acopia, all property, equipment and other assets that Acopia used in its business and assumed all the liabilities of Acopia. The results of operations of Acopia have been included in the Company’s consolidated financial statements from the date of acquisition.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price allocation is as follows (in thousands):

Assets acquired
Cash	$1,855
Fair value of assets	4,364
Deferred tax assets, net	26,799
Developed technology, customer relationships and other intangibles	17,500
In-process research and development	14,000
Goodwill	152,296

Total assets acquired	$216,814

Liabilities assumed
Accrued liabilities	$(2,093)
Deferred revenue	(4,708)

Total liabilities assumed	(6,801)

Net assets acquired	$210,013

Of the total estimated purchase price, $15.0 million was allocated to developed technology, $14.0 million to in-process research and development, $2.1 million to customer relationships and $0.4 million to trade name and a specific non-compete agreement. To determine the value of the developed technology, a combination of cost and market approaches were used. The cost approach required an estimation of the costs required to reproduce the developed technology. The market approach measures the fair value of the technology through an analysis of recent comparable transactions. To determine the value of customer relationships, the income approach was used. The income approach estimates the fair value based on the earnings and cash flow capacity of an asset.

Developed technology, customer relationships and trade name will be amortized on a straight-line basis over their estimated useful life of five years. The non-compete agreement will be amortized on a straight-line basis over the thirty six month term of the agreement.

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

Pro Forma Results

The unaudited pro forma condensed combined consolidated summary financial information below, presents the combined results of operations as if the acquisitions had occurred at the beginning of the previous fiscal year. For pro forma reporting purposes, the fiscal year 2007 presentation includes the results of operations of Acopia from October 1, 2006 through September 12, 2007, the date of acquisition. The 2006 presentation included the results of operations of Acopia from October 1, 2005 through September 30, 2006. The 2005 presentation includes the results of operations of Swan Labs from October 1, 2004 through September 30, 2005.

Unaudited pro forma financial information is as follows (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005

Net revenues — pro forma	$531,512	$396,413	$283,434
Net income — pro forma	$48,700	$39,396	$38,412
Net income per share — basic — pro forma	$0.59	$0.49	$0.52
Net income per share — diluted — pro forma	$0.57	$0.47	$0.50

The unaudited pro forma financial information does not reflect integration costs, or cost savings or other synergies anticipated as a result of the acquisition. This information provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated on the date indicated nor is it necessarily indicative of future operating results of the combined enterprise.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Balance Sheet Details

Other Assets

Other assets consist of the following (in thousands):

	Years Ended
	September 30,
	2007	2006

Software development costs	$—	$249
Developed technology	21,711	10,159
Deposits and other	7,545	3,887

	$29,256	$14,295

Amortization expense related to other assets was approximately $4.2 million, $3.8 million, and $1.9 million for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

Intangible assets consist of the following (in thousands):

	2007			2006
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Developed technology and software development cost	$31,806	$(10,095)	$21,711	$16,806	$(6,398)	$10,408
Customer relationships	2,699	(275)	2,424	599	(120)	479
Patents and trademarks	2,259	(780)	1,479	2,259	(457)	1,802
Trade names	200	(3)	197	—	—	—
Non-compete covenants	200	(6)	194	—	—	—

	$37,164	$(11,159)	$26,005	$19,664	$(6,975)	$12,689

Estimated amortization expense for intangible assets for the five succeeding fiscal years is as follows (in thousands):

2008	$7,067
2009	$6,234
2010	$5,561
2011	$3,783
2012	$3,360

$26,005

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	Years Ended
	September 30,
	2007	2006

Payroll and benefits	$23,666	$17,644
Sales and marketing	2,097	1,212
Warranty	1,757	1,582
Income taxes	4,755	4,490
Other	7,715	6,655

	$39,990	$31,583

Other Long Term Liabilities

Other long term liabilities consist of the following (in thousands):

	Years Ended
	September 30,
	2007	2006

Income taxes payable	$4,161	$4,201
Deferred rent and other	3,518	3,775

	$7,679	$7,976

5.	Income Taxes

The United States and international components of income before income taxes are as follows (in thousands):

	Years Ended September 30,
	2007	2006	2005

United States	$121,596	$104,167	$73,797
International	6,098	3,402	3,637

	$127,694	$107,569	$77,434

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes (benefit) consists of the following (in thousands):

	Years Ended September 30,
	2007	2006	2005

Current
U.S. federal	$42,439	$43,041	$33,827
State	2,240	2,458	2,451
Foreign	1,208	68	750

Total	45,887	45,567	37,028
Deferred
U.S. federal	5,288	(4,371)	(6,129)
State	302	(144)	(653)
Foreign	(784)	512	286

Total	4,806	(4,003)	(6,496)

	$50,693	$41,564	$30,532

The effective tax rate differs from the U.S. federal statutory rate as follows (in thousands):

	Years Ended September 30,
	2007	2006	2005

Income tax provision at statutory rate	$44,694	$37,649	$27,102
State taxes, net of federal benefit	2,432	2,468	1,874
Impact of international operations	(1,689)	(655)	2,417
Research and development and other credits	(4,795)	(830)	(2,057)
In-process research and development write-down	5,180	—	—
Impact of stock compensation	3,482	2,158	470
Other	1,389	774	3,375
Change in valuation allowance	—	—	(2,649)

	$50,693	$41,564	$30,532

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	Years Ended September 30,
	2007	2006	2005

Deferred tax assets
Net operating loss carry-forwards	$32,999	$6,054	$25,002
Allowance for doubtful accounts	1,044	860	915
Accrued compensation and benefits	2,539	1,442	1,140
Inventories and related reserves	286	248	417
Other accruals and reserves	11,101	9,113	6,097
Depreciation	2,024	1,079	462
Tax credit carry-forwards	3,664	8,643	7,631

	53,657	27,439	41,664
Deferred tax liabilities
Purchased intangibles and other	(10,316)	(4,100)	(1,277)

Net deferred tax assets	$43,341	$23,339	$40,387

At September 30, 2007, the Company had U.S. net operating loss carry-forwards of approximately $86.4 million, a portion of which begins to expire in fiscal 2022 if not utilized. All U.S. net operating loss carry-forwards relate to entities acquired by the Company and are limited in use by I.R.C. Sec. 382. At September 30, 2007, the Company also had net operating loss carry-forwards of approximately $2.4 million related to operations in the United Kingdom that carry forward indefinitely. At September 30, 2007 the Company also had federal research and development credit carry-forwards and other federal credit carry-forwards of approximately $2.4 million which if not utilized will begin to expire in 2022 and state research and development and investment carry-forwards of approximately $1.2 million which if not utilized may begin to expire in fiscal year 2017. At September 30, 2006 the Company had approximately $10.8 million of net operating loss carry-forwards of which approximately $6.7 million were related to operations in the United Kingdom and approximately $187,000 were related to operations in Israel, both of which carry-forward indefinitely. At September 30, 2006, the Company had federal research credit and other credit carry-forwards of approximately $7.9 million and state research credit carry-forwards of approximately $695,000.

United States income and foreign withholding taxes have not been provided on approximately $6.6 million of undistributed earnings from the Company’s international subsidiaries. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries because the Company currently does not expect to remit those earnings in the foreseeable future. Determination of the amount of unrecognized deferred tax liability related to undistributed earnings of foreign subsidiaries is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

On December 20, 2006, the U.S. federal research credit was extended for two years for qualified research expenses paid or incurred after December 31, 2005, and before January 1, 2008, as amended by the Tax Relief and Health Care Act of 2006. In fiscal 2007, the Company experienced an increase in its R&D credit available for use of approximately $1.6 million due to this legislation.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Shareholders’ Equity

Common Stock

Equity Incentive Plans

In fiscal 2005, the Company modified the method in which it issues incentive awards to its employees through stock-based compensation. In prior years, stock-based compensation consisted only of stock options. Beginning in 2005, the majority of awards consisted of restricted stock unit awards and to a lesser degree stock options. Employees vest in restricted stock units and stock options ratably over the corresponding service term, generally one to four years. The Company’s stock options expire 10 years from the date of grant. Restricted stock units are payable in shares of the Company’s common stock as the periodic vesting requirements are satisfied. The value of a restricted stock unit is based upon the fair market value of the Company’s common stock on the date of grant. The value of restricted stock units is determined using the intrinsic value method and is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. Alternatively, the Company uses the Black-Scholes option pricing model to determine the fair value of its stock options. Compensation expense related to restricted stock units and stock options is recognized over the vesting period. The Company has adopted a number of stock-based compensation plans as discussed below.

1998 Equity Incentive Plan.  In November 1998, the Company adopted the 1998 Equity Incentive Plan, or the 1998 Plan, which provides for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses for employees and other service providers. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 1998 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. During the fiscal year 2007, the Company issued no non-qualified and incentive stock options or stock purchase awards and issued 119,630 stock bonuses to employees. As of September 30, 2007, there were options to purchase 969,498 shares outstanding and 4,168 shares available for awards under the 1998 Plan.

1999 Employee Stock Purchase Plan.  In May 1999, the board of directors approved the adoption of the 1999 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan. A total of 4,000,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The Employee Stock Purchase Plan has been implemented in a series of offering periods, each 6 months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. As of September 30, 2007 there were 1,465,772 shares available for awards under the Employee Stock Purchase Plan.

2000 Equity Incentive Plan.  In July 2000, the Company adopted the 2000 Employee Equity Incentive Plan, or the 2000 Plan, which provides for discretionary grants of non-qualified stock options, stock purchase awards and stock bonuses for non-executive employees and other service providers. A total of 7,000,000 shares of common stock have been reserved for issuance under the 2000 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 2000 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. As of September 30, 2007, there were options to purchase 719,371 shares outstanding and 152,221 shares available for awards under the 2000 Plan.

New Hire Incentive Plans.  In October 2003, the company adopted a non-qualified stock option plan, or the Hull Plan, in connection with the hiring of Thomas Hull, the Company’s Senior Vice President of Worldwide Sales. The Hull plan provided for a grant of 450,000 non-qualified stock options for Mr. Hull. As of September 30, 2007, there were options to purchase 230,000 shares outstanding and no shares available for awards under the Hull Plan. In August 2004, the Company adopted a non-qualified stock option plan, or the

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Triebes Plan, in connection with the hiring of Karl Triebes, the Company’s Senior Vice President of Product Development and Chief Technology Officer. The Triebes Plan provided for a grant of 600,000 non-qualified stock options for Mr. Triebes. As of September 30, 2007, there were options to purchase 138,000 shares outstanding and no shares available for awards under the Triebes Plan. Upon certain changes in control of the Company, 100% of all outstanding and unvested options remaining under the Hull Plan and the Triebes Plan will vest and become immediately exercisable.

Acquisition Incentive Plans.  In July 2003, the Company adopted the uRoam Acquisition Equity Incentive Plan, or the uRoam Plan, in connection with the hiring of the former employees of uRoam, Inc. A total of 500,000 shares of common stock were reserved for issuance under the uRoam Plan. The plan provided for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses. The Company has not granted any stock purchase awards or stock bonuses under this plan. As of September 30, 2007 there were options to purchase 31,172 shares outstanding and no shares available for awards under the uRoam Plan.

In July 2004, the Company adopted the MagniFire Acquisition Equity Incentive Plan, or the MagniFire Plan, in connection with the hiring of the former employees of MagniFire Websystems, Inc. A total of 830,000 shares of common stock were reserved for issuance under the MagniFire Plan. The plan provides for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses. The Company has not granted any stock purchase awards or stock bonuses under this plan. As of September 30, 2007 there were options to purchase 146,969 shares outstanding and no shares available for awards under the MagniFire Plan.

In August 2007, the Company adopted the 2007 Acopia Acquisition Equity Incentive Plan, or the 2007 Acopia Plan. The 2007 Acopia Plan provides for discretionary grants of non-statutory stock options and stock units for employees, directors and consultant of Acopia to whom the Company offers employment in connection with the Company’s acquisition of Acopia. A total of 600,000 shares of common stock have been reserved for issuance under the 2007 Acopia Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding Stock Awards under the 2007 Acopia Plan. During the fiscal year 2007, the Company issued no stock options or stock units under the 2007 Acopia Plan.

In connection with the Company’s acquisition of Acopia, the Company assumed the Acopia 2001 Stock Incentive Plan, or the Acopia Plan. A total of 2,230,703 shares of common stock were reserved for issuance under the Acopia Plan. The plan provides for discretionary grants of non-qualified and incentive stock options, restricted stock awards and other stock-based awards to persons who were employees, officers, directors, consultants or advisors to Acopia on or prior to September 12, 2007. The Company has not granted any stock options, stock purchase awards or stock bonuses under this plan. As of September 30, 2007, there were options to purchase 421,680 shares outstanding and 1,809,023 shares available for awards under the Acopia Plan.

Options that expire under the uRoam Plan or the MagniFire Plan, whether due to termination of employment or otherwise, are not available for future grant.

2005 Equity Incentive Plan.  In December 2004, the Company adopted the 2005 Equity Incentive Plan, or the 2005 Plan, which provides for discretionary grants of non-statutory stock options and stock units for employees, including officers, and other service providers. A total of 7,400,000 shares of common stock have been reserved for issuance under the 2005 Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding Stock Awards under the 2005 Plan. During the fiscal year 2007, the Company issued no stock options and 1,687,802 stock units under the 2005 Plan. As of September 30, 2007, there were options to purchase 75,000 shares outstanding and 3,473,618 shares available for awards under the 2005 Plan.

A majority of the restricted stock units granted in fiscal 2007, 2006 and 2005 vest quarterly over a two-year period. The restricted stock units were granted during fiscal 2007 and 2006 with a per-share weighted

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average fair value of $40.98 and $27.21, respectively. Restricted stock units were granted during the fourth quarter of fiscal year 2005 with a per share weighted average fair value of $22.30. The fair value of restricted stock vested during fiscal years 2007 and 2006 was $45.3 million and $17.1 million, respectively.

A summary of restricted stock unit activity under the 2005 Plan is as follows:

		Weighted
		Average
	Outstanding	Grant Date
	Stock Units	Fair Value

Balance, September 30, 2004	—	$—
Units granted	1,442,368	22.30
Units cancelled	(6,000)	22.97

Balance, September 30, 2005	1,436,368	$22.30
Units granted	1,023,750	27.21
Units vested	(604,270)	28.27
Units cancelled	(144,884)	22.76

Balance, September 30, 2006	1,710,964	$23.09
Units granted	1,687,562	40.81
Units vested	(1,278,456)	34.34
Units cancelled	(151,654)	24.92

Balance, September 30, 2007	1,968,416	$30.84

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity under all of the Company’s plans is as follows:

	Options Outstanding
		Weighted
		Average
	Number of	Exercise Price
	Shares	per Share

Balance, September 30, 2004	14,707,120	$10.76
Options granted	448,200	21.86
Options exercised	(7,369,116)	8.83
Options cancelled	(595,572)	17.04

Balance, September 30, 2005	7,190,632	$12.91
Options granted	147,000	25.54
Options exercised	(3,494,474)	11.08
Options cancelled	(209,322)	20.46

Balance at September 30, 2006	3,633,836	$14.75
Options granted	446,321	19.35
Options exercised	(1,256,486)	12.49
Options cancelled	(67,980)	32.05

Balance at September 30, 2007	2,755,691	$16.10

The weighted-average fair values per share at the date of grant for options granted with exercise prices equal to market were $15.95, $14.23, and $9.29 for the fiscal years 2007, 2006, and 2005, respectively. For fiscal years 2007, 2006 and 2005, there were no options granted with exercise prices less than market.

The total intrinsic value of options exercised during fiscal 2007, 2006 and 2005 was $32.0 million, $62.1 million and $105.2 million, respectively.

		Weighted	Weighted
		Average	Average
		Remaining	Exercise	Aggregate
	Number of	Contractual	Price	Intrinsic
Range of Exercise Prices	Shares	Life (in Years)	per Share	Value(1)
				(In thousands)

$0.38 - $7.32	563,322	4.76	$5.37
$7.70 - $11.41	611,257	7.14	$10.08
$11.52 - $14.05	583,652	4.01	$12.54
$14.09 - $27.07	564,567	5.22	$20.99
$27.10 - $60.44	432,893	6.10	$36.99

$0.38 - $60.44	2,755,691	5.43	$16.10	$59,458

Exercisable	1,853,471	4.25	$15.39	$41,757

Vested and expected to vest	2,691,686	5.38	$16.03	$58,292

(1)	Aggregate intrinsic value represents the difference between the fair value of the Company’s common stock underlying these options at September 30, 2007 and the related exercise prices.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2007, equity based awards (including stock option and stock units) available for future issuance is as follows:

Awards
Available for
Grant

Balance, September 30, 2004	243,040
Granted	(1,890,568)
Exercised	—
Cancelled	601,572
Additional shares reserved (terminated), net	3,164,162

Balance, September 30, 2005	2,118,206
Granted	(1,170,750)
Exercised	—
Cancelled	354,206
Additional shares reserved (terminated), net	(59,212)

Balance, September 30, 2006	1,242,450
Granted	(2,253,753)
Exercised	—
Cancelled	219,634
Additional shares reserved (terminated), net	6,830,698

Balance, September 30, 2007	6,039,029

As of September 30, 2007, there was $74.1 million of total unrecognized compensation cost, related to unvested stock options and restricted stock units, the majority of which will be recognized ratably over the next two years. An assumption of a four percent forfeiture rate is utilized when arriving at the amount of stock compensation expense. The Company recognized $41.2 million and $24.8 million of pre-tax stock compensation expense for the years ended September 30, 2007 and 2006, respectively, and $4.6 million of pre-tax stock compensation expense following the early adoption of FAS 123R in the fourth quarter of fiscal year 2005.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Future minimum operating lease payments, net of sublease income, are as follows (in thousands):

	Gross Lease	Sublease	Net Lease
	Payments	Income	Payments

2008	14,371	2,867	11,504
2009	16,500	2,944	13,556
2010	15,424	3,020	12,404
2011	12,214	3,097	9,117
2012	9,765	2,644	7,121
Thereafter	31,442	—	31,442

	$99,716	$14,572	$85,144

Rent expense under non-cancelable operating leases amounted to approximately $10.4 million, $8.2 million, and $5.6 million for the fiscal years ended September 30, 2007, 2006, and 2005, respectively.

Litigation

Derivative Suits.  Beginning on or about May 24, 2006, several derivative actions were filed against certain current and former directors and officers of the Company. These derivative lawsuits were filed in: (1) the Superior Court of King County, Washington, as In re F5 Networks, Inc. State Court Derivative Litigation (Case No. 06-2-17195-1 SEA), which consolidates Adams v. Amdahl, et al. (Case No. 06-2-17195-1 SEA), Wright v. Amdahl, et al. (Case No. 06-2-19159-5 SEA), and Sommer v. McAdam, et al. (Case No. 06-2-26248-4 SEA) (the “State Court Derivative Litigation”); and (2) in the U.S. District Court for the Western District of Washington, as In re F5 Networks, Inc. Derivative Litigation, Master File No. C06-0794RSL, which consolidates Hutton v. McAdam, et al. (Case No. 06-794RSL), Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust v. McAdam et al. (Case No. C06-1057RSL), and Easton v. McAdam et al. (Case No. C06-1145RSL). On August 2, 2007, another derivative lawsuit, Barone v. McAdam et al. (Case No. C07-1200P), was filed in the U.S. District Court for the Western District of Washington. It is expected that this lawsuit will be consolidated with the other lawsuits pending in the U.S. District Court for the Western District of Washington. The complaints generally allege that certain of the Company’s current and former directors and officers, including, in general, each of the Company’s current outside directors (other than Deborah L. Bevier who joined the Company’s Board of Directors in July 2006) breached their fiduciary duties to the Company by engaging in alleged wrongful conduct concerning the manipulation of certain stock option grant dates. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The Company’s combined motion to consolidate and stay the State Court Derivative Litigation was granted in a court order dated April 3, 2007. The Company’s motion to dismiss the consolidated federal derivative actions based on plaintiffs’ failure to make demand on the Company’s Board of Directors prior to filing suit was granted in a court order dated August 6, 2007 with leave to amend the allegations in plaintiffs’ complaint. Plaintiffs filed an amended consolidated federal derivative action complaint on September 14, 2007. The Company intends to vigorously pursue dismissal of the amended complaint and has

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

filed a motion to dismiss based on plaintiffs’ failure to make demand on the Company’s Board of Directors prior to filing suit.

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

The Company has a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their compensation. The Company may, at its discretion, match a portion of the employees’ eligible contributions. Contributions by the Company to the plan during the years ended September 30, 2007, 2006, and 2005 were approximately $2.5 million, $1.3 million and $1.2 million, respectively. Contributions made by the Company vest over four years.

9.	Geographic Sales and Significant Customers

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. For fiscal years 2007, 2006 and 2005, the Company was organized as, and operated in, one reportable segment: the development, marketing and sale of application delivery networking products that optimize the security, performance & availability of network applications, servers and storage systems. The Company manages its business based on four geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan; and Asia Pacific. The Company’s chief operating decision-making group reviews financial information presented on a consolidated basis accompanied by information about revenues by geographic region. The Company’s foreign offices conduct sales, marketing and support activities. Management evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Revenues are attributed by geographic location based on the location of the customer. The Company’s assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for net product revenue.

The following presents revenues by geographic region (in thousands):

	Years Ended September 30,
	2007	2006	2005

Americas	$307,087	$226,242	$167,322
EMEA	92,674	70,716	47,198
Japan	64,346	51,560	38,435
Asia Pacific	61,560	45,531	28,455

	$525,667	$394,049	$281,410

Net revenues from international customers are primarily denominated in U.S. dollars and totaled $218.6 million, $167.8 million, and $114.1 million for the years ended September 30, 2007, 2006 and 2005, respectively. One domestic distributor accounted for 11.6%, 13.6% and 18.6% of total net revenue for the fiscal years 2007, 2006 and 2005, respectively. This distributor accounted for 6.6%, 8.5% and 26.2% of accounts receivable as of September 30, 2007, 2006 and 2005, respectively. Another domestic distributor accounted for 13.2% of net revenue for the year ended September 30, 2007.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Quarterly Results of Operations

The following presents the Company’s unaudited quarterly results of operations for the eight quarters ended September 30, 2007. The information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. This unaudited information has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that were considered necessary for a fair statement of our operating results for the quarters presented.

	Three Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2007	2007	2007	2006	2006	2006	2006	2005
	(Unaudited and in thousands)

Net revenues
Products	$106,982	$97,751	$96,126	$92,062	$86,320	$77,192	$72,775	$68,591
Services	38,625	34,674	31,479	27,968	25,397	22,937	21,341	19,496

Total	145,607	132,425	127,605	120,030	111,717	100,129	94,116	88,087

Cost of net revenues
Products	23,683	20,770	20,425	19,216	17,716	15,869	15,441	14,593
Services	9,665	8,867	8,390	7,308	7,065	6,649	5,846	4,974

Total	33,348	29,637	28,815	26,524	24,781	22,518	21,287	19,567

Gross profit	112,259	102,788	98,790	93,506	86,936	77,611	72,829	68,520

Operating expenses
Sales and marketing	48,165	45,158	43,177	39,055	35,087	32,364	31,162	28,865
Research and development	19,929	17,476	17,086	14,539	13,900	12,517	12,276	10,478
General and administrative(2)	11,196	12,375	12,867	12,818	14,389	10,175	7,148	7,397
In-process research and development	14,000	—	—	—	—	—	—	—

Total operating expenses	93,290	75,009	73,130	66,412	63,376	55,056	50,586	46,740

Income from operations	18,969	27,779	25,660	27,094	23,560	22,555	22,243	21,780
Other income, net	7,355	7,175	7,230	6,431	5,825	4,759	3,877	2,970

Income before income taxes	26,324	34,954	32,890	33,525	29,385	27,314	26,120	24,750

Provision (benefit) for income taxes	13,442	13,145	12,934	11,172	11,633	10,349	10,053	9,529

Net income	$12,882	$21,809	$19,956	$22,353	$17,752	$16,965	$16,067	$15,221

Net income per share — basic(1)	$0.15	$0.26	$0.24	$0.27	$0.22	$0.21	$0.20	$0.19

Weighted average shares — basic(1)	84,305	83,614	82,834	82,062	81,448	81,106	80,240	78,326

Net income per share — diluted(1)	$0.15	$0.26	$0.24	$0.26	$0.21	$0.20	$0.19	$0.19

Weighted average shares — diluted(1)	85,792	85,310	84,780	84,636	83,290	83,318	83,254	81,610

(1)	Share and per share amounts have been adjusted as appropriate to reflect a two-for-one stock-split effective August 2007.

(2)	The fourth quarter of fiscal 2006, includes general and administrative expenses of $5.0 million, related to third parties cost for legal, accounting, tax and other professional services in connection with the Special Committee investigation and related restatement.

F5 NETWORKS, INC.

SUPPLEMENTARY DATA
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charges to	Charges to		Balance
	Beginning	Costs and	Other		at End
Description	of Period	Expenses	Accounts	Deductions	of Period
	(In thousands)

Year Ended September 30, 2007
Allowance for doubtful accounts	$900	$59	$—	$95	$1,054
Allowance for sales returns	$1,958	$1,149	$(3,036)	$2,036	$2,107
Year Ended September 30, 2006
Allowance for doubtful accounts	$1,747	$(854)	$—	$7	$900
Allowance for sales returns	$1,222	$920	$921	$(1,105)	$1,958
Year Ended September 30, 2005
Allowance for doubtful accounts	$1,594	$653	$—	$(500)	$1,747
Allowance for sales returns	$1,567	$766	$626	$(1,737)	$1,222
Income tax valuation allowance	$2,649	$—	$—	$(2,649)	$—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007 and, based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the results of this assessment and on those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2007. Management has excluded Acopia Networks, Inc. from its assessment of internal control over financial reporting as of September 30, 2007 because it was acquired by the Company in a purchase business combination during 2007. Acopia Networks, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent $5,327,000 and $1,637,000, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2007.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

We intend to furnish to the SEC a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended September 30, 2007 (the “Proxy Statement”). Certain information required by this item is incorporated herein by reference to the Proxy Statement. Also see “Directors and Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

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

Dated: November 19, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ JOHN MCADAM John McAdam	Chief Executive Officer, President, and Director (principal executive officer)	November 19, 2007

By:	/s/ JOHN RODRIGUEZ John Rodriguez	Senior Vice President, Chief Accounting Officer (principal financial officer)	November 19, 2007

By:	/s/ A. GARY AMES A. Gary Ames	Director	November 19, 2007

By:	/s/ DEBORAH L. BEVIER Deborah L. Bevier	Director	November 19, 2007

By:	/s/ KEITH D. GRINSTEIN Keith D. Grinstein	Director	November 19, 2007

By:	/s/ KARL D. GUELICH Karl D. Guelich	Director	November 19, 2007

By:	/s/ ALAN J. HIGGINSON Alan J. Higginson	Director	November 19, 2007

By:	/s/ RICH MALONE Rich Malone	Director	November 19, 2007

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

2.1	—	Agreement and Plan of Merger dated as of May 31, 2004, by and among the Registrant, Fire5, Inc., a wholly owned subsidiary of the Registrant, MagniFire Websystems, Inc., and Lucent Venture Partners III LLC(1)
2.2	—	Agreement and Plan of Merger, dated September 6, 2005, among F5 Networks, Inc., Sparrow Acquisition Corp., Swan Labs Corporation and the other parties referred to therein.(2)
2.3	—	Agreement and Plan of Merger, dated August 6, 2007, among F5 Networks, Inc., Checkmate Acquisition Corp., Acopia networks, Inc. and Charles River Ventures, LLC.(19)
3.1	—	Second Amended and Restated Articles of Incorporation of the Registrant(3)
3.2	—	Amended and Restated Bylaws of the Registrant(3)
4.1	—	Specimen Common Stock Certificate(3)
10.1	—	Amended and Restated Office Lease Agreement dated April 3, 2000, between the Registrant and 401 Elliott West LLC(4)
10.2	—	Sublease Agreement dated March 30, 2001 between the Registrant and Cell Therapeutics, Inc.(5)
10.3	—	uRoam Acquisition Equity Incentive Plan(6)
10.4	—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(3)
10.5	—	1998 Equity Incentive Plan, as amended(7)
10.6	—	Form of Option Agreement under the 1998 Equity Incentive Plan(3)
10.7	—	Amended and Restated Directors’ Nonqualified Stock Option Plan(3)
10.8	—	Form of Option Agreement under the Amended and Restated Directors’ Nonqualified Stock Option Plan(3)
10.9	—	Amended and Restated 1996 Stock Option Plan(3)
10.10	—	Form of Option Agreement under the Amended and Restated 1996 Stock Option Plan(3)
10.11	—	1999 Non-Employee Directors’ Stock Option Plan(3)
10.12	—	Form of Option Agreement under 1999 Non-Employee Directors’ Stock Option Plan(3)
10.13	—	NonQualified Stock Option Agreement between John McAdam and the Registrant dated July 24, 2000(8)
10.14	—	2000 Employee Equity Incentive Plan(9)
10.15	—	Form of Option Agreement under the 2000 Equity Incentive Plan(10)
10.16	—	NonQualified Stock Option Agreement between M. Thomas Hull and the Registrant dated October 20, 2003(11)
10.17	—	1999 Employee Stock Purchase Plan, as amended(12)
10.18	—	MagniFire Acquisition Equity Incentive Plan(13)
10.19	—	NonQualified Stock Option Agreement between Karl Triebes and the Registrant dated August 16, 2004(13)
10.20	—	Incentive Compensation Plan for Executive Officers(13)
10.21	—	2005 Equity Incentive Plan(14)
10.22	—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan (with acceleration upon change of control)(15)
10.23	—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan (no acceleration upon change of control)(15)
10.24	—	Amendment to F5 Networks, Inc. 2005 Equity Incentive Plan Award Agreement, dated March 8, 2006, between the Registrant and John Rodriquez(16)
10.25	—	Amendment to F5 Networks, Inc. 2005 Equity Incentive Plan Award Agreement, dated March 8, 2006, between the Registrant and Andy Reinland(16)
10.26	—	Compensation arrangement for current and future members to special committees of the Registrant’s Board of Directors effective September 1, 2006(17)
10.27	—	Office Lease Agreement with Selig Real Estate Holdings IIX, L.L.C. dated October 31, 2006(18)
10.28	—	First Amendment to Sublease Agreement dated April 13, 2001 between the Registrant and Cell Therapeutics, Inc. (20)

Exhibit
Number			Exhibit Description

10.29		—	Second Amendment to Sublease Agreement dated March 6, 2002 between the Registrant and Cell Therapeutics, Inc. (20)
10.30		—	Third Amendment to Sublease Agreement dated as of December 22, 2005 between the Registrant and Cell Therapeutics, Inc. (20)
10.31		—	Assumed Acopia Networks, Inc. 2001 Stock Incentive Plan (21)
10.32		—	Acopia Acquisition Equity Incentive Plan (21)
10	.33*	—	Form of Restricted Stock Unit agreement under the Acopia Acquisition Equity Incentive Plan (with acceleration upon change of control)
10	.34*	—	Form of Restricted Stock Unit agreement under the Acopia Acquisition Equity Incentive Plan (no acceleration upon change of control)
21	.1*	—	Subsidiaries of the Registrant
23	.1*	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31	.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Current Report on Form 8-K dated May 31, 2004 and filed with the SEC on June 2, 2004.

(2)	Incorporated by reference from Current Report on Form 8-K dated October 4, 2005 and filed with the SEC on October 5, 2005.

(3)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(5)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(6)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-109895.

(7)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-104169.

(8)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2000.

(9)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-51878.

(10)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2001.

(11)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-112022.

(12)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-116187.

(13)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2004.

(14)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(15)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(16)	Incorporated by reference from Current Report on Form 8-K dated March 8, 2006 and filed with the SEC on March 10, 2006.

(17)	Incorporated by reference from Current Report on Form 8-K dated September 1, 2006 and filed with the SEC on September 5, 2006.

(18)	Incorporated by reference from Current Report on Form 8-K dated October 31, 2006 and filed with the SEC on November 3, 2006.

(19)	Incorporated by reference from Current Report on Form 8-K dated August 6, 2007 and filed with the SEC on August 8, 2007.

(20)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2006.

(21)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-146195.