Form 10-Q
period 2007-12-31
F5 NETWORKS INC
filed 2008-02-08
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of February 6, 2008 was 85,159,557.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31,	September 30,
	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$69,524	$54,296
Short-term investments	281,000	204,169
Accounts receivable, net of allowances of $3,078 and $3,161	98,764	91,774
Inventories	10,189	10,672
Deferred tax assets	5,440	5,305
Other current assets	19,363	20,434

Total current assets	484,280	386,650

Restricted cash	3,887	3,959
Property and equipment, net	37,234	36,024
Long-term investments	166,937	216,366
Deferred tax assets	37,690	38,036
Goodwill	233,997	233,997
Other assets, net	28,386	29,256

Total assets	$992,411	$944,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,973	$25,525
Accrued liabilities	39,688	39,990
Deferred revenue	91,335	87,895

Total current liabilities	155,996	153,410

Other long-term liabilities	7,560	7,679
Deferred revenue, long-term	18,818	12,622

Total long-term liabilities	26,378	20,301

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 84,943 and 84,379 shares issued and outstanding	620,632	598,436
Accumulated other comprehensive loss	(1,051)	(564)
Retained earnings	190,456	172,705

Total shareholders’ equity	810,037	770,577

Total liabilities and shareholders’ equity	$992,411	$944,288

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended
	December 31,
	2007	2006
Net revenues
Products	$110,205	$92,062
Services	43,979	27,968

Total	154,184	120,030

Cost of net revenues
Products	24,689	19,216
Services	10,550	7,308

Total	35,239	26,524

Gross profit	118,945	93,506

Operating expenses
Sales and marketing	58,178	39,055
Research and development	24,332	14,539
General and administrative	13,426	12,818

Total	95,936	66,412

Income from operations	23,009	27,094
Other income, net	6,132	6,431

Income before income taxes	29,141	33,525
Provision for income taxes	11,390	11,172

Net income	$17,751	$22,353

Net income per share — basic	$0.21	$0.27

Weighted average shares — basic	84,854	82,062

Net income per share — diluted	$0.21	$0.26

Weighted average shares — diluted	86,141	84,636

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	Three Months Ended December 31, 2007
			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Loss	Earnings	Equity
Balance, September 30, 2007	84,379	$598,436	$(564)	$172,705	$770,577
Exercise of employee stock options	116	1,600	—	—	1,600
Issuance of stock under employee stock purchase plan	142	4,337	—	—	4,337
Issuance of restricted stock	306	—	—	—	—
Tax benefit from employee stock transactions	—	923	—	—	923
Stock-based compensation	—	15,336	—	—	15,336
Comprehensive income:
Net income	—	—	—	17,751	—
Foreign currency translation adjustment	—	—	(605)	—	—
Unrealized gain on securities	—	—	118	—	—

Total comprehensive income	—	—	—	—	17,264

Balance, December 31, 2007	84,943	$620,632	$(1,051)	$190,456	$810,037

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended
	December 31,
	2007	2006
Operating activities
Net income	$17,751	$22,353
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of assets	—	1
Loss on disposition of investments	(15)	(2)
Stock-based compensation	15,336	8,729
Provisions for doubtful accounts and sales returns	676	724
Depreciation and amortization	5,490	3,611
Deferred income taxes	206	(1,419)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(7,666)	(5,214)
Inventories	483	32
Other current assets	1,123	1,418
Other assets	(898)	(1,209)
Accounts payable and accrued liabilities	(128)	9,466
Deferred revenue	9,636	8,348

Net cash provided by operating activities	41,994	46,838

Investing activities
Purchases of investments	(201,857)	(180,572)
Sales of investments	174,589	120,968
Investment of restricted cash	76	(8)
Acquisition of business, net of cash acquired	(990)	—
Purchases of property and equipment	(4,875)	(2,605)

Net cash used in investing activities	(33,057)	(62,217)

Financing activities
Tax benefit from nonqualified stock options	923	1,615
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	5,918	7,131

Net cash provided by financing activities	6,841	8,746

Net increase (decrease) in cash and cash equivalents	15,778	(6,633)
Effect of exchange rate changes on cash and cash equivalents	(550)	(28)
Cash and cash equivalents, beginning of period	54,296	37,746

Cash and cash equivalents, end of period	$69,524	$31,085

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Summary of Significant Accounting Policies
Description of Business
     F5 Networks, Inc. (the “Company”) provides products and services to help companies efficiently and securely manage their Internet Protocol (IP) traffic. The Company’s products improve the performance, availability and security of applications running on Internet-based networks. Internet traffic between servers running applications and clients using these applications passes through the Company’s products where the content is inspected to ensure that it is safe and modified as necessary to ensure that it is delivered securely and in a way that optimizes the performance of both the network and the applications. The Company also offers a broad range of services such as consulting, training, installation, maintenance and other technical support services.
Basis of Presentation
     The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
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
     The Company sells products through distributors, resellers and directly to end users. The Company recognizes product revenue upon shipment, net of estimated returns, provided that collection is reasonably assured and no significant performance obligations remain. In certain regions where the Company does not have the ability to reasonably estimate returns, the Company defers revenue on sales to its distributors until they have received information from the channel partner indicating that the distributor has sold the product to its customer. Payment terms to domestic customers are generally net 30 to 45 days. Payment terms to international customers range from net 30 to net 90 days based on normal and customary trade practices in the individual markets. The Company offers extended payment terms to certain customers, in which case, revenue is recognized when payments are due.
     Whenever a software license, hardware, installation and post-contract customer support (“PCS”) elements are sold together, a portion of the sales price is allocated to each element based on their respective fair values as determined when the individual elements are sold separately. We determine fair value based on the type of customer and region in which the package is sold. Where fair value of certain elements are not available, we recognize revenue on the ‘residual method’ permitted under SOP 98-9 based on the fair value of undelivered PCS. Revenues from the license of software are recognized when the software has been shipped and the customer is obligated to pay for the software. When rights of return are present and the Company cannot estimate returns, it recognizes revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes a limited period of telephone support updates, bug fixes and rights to upgrades, when and if available. Installation revenue is recognized when the product has been installed at the customer’s site. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.
Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“FAS 123R”), using the straight-line attribution method for recognizing compensation expense. The Company recognized $15.3 million and $8.7 million of stock-based compensation expense for the three months ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there was $81.9 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.
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
     FAS 123R also requires that the Company recognize compensation expense for only the portion of stock options or RSU’s that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. The Company’s estimated forfeiture rate in the first quarter of fiscal 2008 is 4%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.
     Compensation cost recognized for the three month period ended December 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.
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
     In December 2006, the Company granted 456,000 RSU’s to certain current executive officers. Fifty percent of the aggregate number of RSU’s granted at such time vest in equal quarterly increments over two years, until such portion of the grant is fully vested on November 1, 2008. Twenty five percent of the RSU grant was subject to the Company achieving specified percentage increases in total revenue for fiscal year 2007, relative to fiscal year 2006. This twenty five percent was fully earned in fiscal 2007. The remaining twenty five percent is subject to the Company achieving specified percentage increases in total revenue for fiscal year 2008.

Earnings Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended
	December 31,
	2007	2006
Numerator
Net income	$17,751	$22,353

Denominator
Weighted average shares outstanding — basic	84,854	82,062
Dilutive effect of common shares from stock options and restricted stock units	1,287	2,574

Weighted average shares outstanding — diluted	86,141	84,636

Basic net income per share	$0.21	$0.27

Diluted net income per share	$0.21	$0.26

     Approximately 0.6 million and 0.1 million of common shares potentially issuable from stock options for the three months ended December 31, 2007 and 2006, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of commons stock for the respective period.
Comprehensive Income
     Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized losses on securities and foreign currency translation adjustments are included in accumulated other comprehensive loss. Comprehensive income and its components were as follows (in thousands):

	Three months ended
	December 31,
	2007	2006
Net income	$17,751	$22,353
Unrealized gain on securities	118	424
Foreign currency translation adjustment	(605)	(120)

Total comprehensive income	$17,264	$22,657

Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for the Company’s fiscal years beginning October 1, 2010. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

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
     Inventories consist of the following (in thousands):

	Three Months Ended
	December 31,
	2007	2006
Finished goods	$6,081	$3,274
Raw materials	4,108	2,456

	$10,189	$5,730

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
     The Company offers warranties of one year for hardware with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. The following table summarizes the activity related to product warranties for the three months ended December 31, 2007 and 2006 (in thousands):

	Three months ended
	December 31,
	2007	2006
Balance, beginning of period	$1,757	$1,582
Provision for warranties issued	1,455	623
Payments	(1,255)	(623)

Balance, end of period	$1,957	$1,582

Purchase Commitments
     The Company currently has arrangements with contract manufacturers and other suppliers for the manufacture of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on their behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless they give notice of order cancellation in advance of applicable lead times. As of December 31, 2007, the Company was committed to purchase approximately $15.4 million of such inventory during the next quarter.
Legal Proceedings
     Derivative Suits. Beginning on or about May 24, 2006, several derivative actions were filed against certain current and former directors and officers of the Company. These derivative lawsuits were filed in: (1) the Superior Court of King County, Washington, as In re F5 Networks, Inc. State Court Derivative Litigation (Case No. 06-2-17195-1 SEA), which consolidates Adams v. Amdahl, et al. (Case No. 06-2-17195-1 SEA), Wright v. Amdahl, et al. (Case No. 06-2-19159-5 SEA), and Sommer v. McAdam, et al. (Case No. 06-2-26248-4 SEA) (the “State Court Derivative Litigation”); and (2) in the U.S. District Court for the Western District of Washington, as In re F5 Networks, Inc. Derivative Litigation, Master File No. C06-0794RSL, which consolidates Hutton v. McAdam, et al. (Case No. 06-794RSL), Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust v. McAdam et al. (Case No. C06-1057RSL), and Easton v. McAdam et al. (Case No. C06-1145RSL). On August 2, 2007, another derivative lawsuit, Barone v. McAdam et al. (Case No. C07-1200P), was filed in the U.S. District Court for the Western District of Washington. It is expected that this lawsuit will be consolidated with the other lawsuits pending in the U.S. District Court for the Western District of Washington. The complaints generally allege that certain of the Company’s current and former directors and officers, including, in general, each of the Company’s current outside directors (other than Deborah L. Bevier and Scott Thompson who joined the Company’s Board of Directors in July 2006 and January 2008, respectively) breached their fiduciary duties to the Company by engaging in alleged wrongful conduct concerning the manipulation of certain stock option grant dates. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The Company’s combined motion to consolidate and stay the State Court Derivative Litigation was granted in a court order dated April 3, 2007. The Company’s motion to dismiss the consolidated federal derivative actions based on plaintiffs’ failure to make demand on the Company’s Board of Directors prior to filing suit was granted in a court order dated August 6, 2007 with leave to amend the allegations in plaintiffs’ complaint. Plaintiffs filed an amended consolidated federal derivative action complaint on September 14, 2007. The Company intends to vigorously pursue dismissal of the amended complaint and has filed a motion to dismiss based on plaintiffs’ failure to make demand on the Company’s Board of Directors prior to filing suit.
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
4. Income Taxes
     The effective tax rate was 39.1% and 33.3% for the three months ended December 31, 2007 and 2006 respectively. At December 31, 2007 the federal tax credit for increasing research activities expired. While this credit has a history of expiration and then subsequent reinstatement, we cannot pass judgment on what we think might occur in the future based upon this history when calculating an interim period tax expense. Therefore, the expiration of this credit has significantly impacted our effective tax rate for the quarter ending December 31, 2007.
     In June 2006, FASB issued FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes the minimum recognition threshold a tax position must meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement impact of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest impact that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions where the statute of limitations remained open for all of the Company’s tax years. As a result of the implementation of Interpretation 48, the Company did not incur any change in the liability for unrecognized tax benefits which at adoption of FIN 48 had a balance of $3.9 million. In the next twelve months we do not anticipate a significant increase or decrease in unrecognized tax benefits.
     The company will accrue interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. At the adoption of FIN 48 the company had not accrued any interest or penalties on unrecognized tax benefits.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2004. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal year end 2003 and 2004 tax returns filed in various states and the fiscal year end 2005 federal income tax return.
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
     The following presents revenues by geographic region (in thousands):

	Three months ended
	December 31,
	2007	2006
Americas	$87,850	$72,439
EMEA	33,117	20,014
Japan	16,649	14,701
Asia Pacific	16,568	12,876

	$154,184	$120,030

     Net revenues from international customers are primarily denominated in U.S. dollars and totaled $66.3 million and $47.6 million for the three months ended December 31, 2007 and 2006, respectively. Two domestic distributors accounted for 25.3% of total net revenue for the three month period ended December 31, 2007. Two domestic distributors accounted for 26.0% of total net revenue for the three month period ended December 31, 2006.
6. Subsequent Events
     On January 23, 2008, the Company announced that its board of directors approved a new program to repurchase up to $200 million of the Company’s outstanding common stock. Acquisitions for the share repurchase program will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The program may be discontinued at any time. As of February 7, 2008, The Company has repurchased approximately 2.5 million shares at an average price of $23.05 per share.
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
     Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:
•	Revenues. The majority of our revenues are derived from sales of our core products; BIG-IP Local Traffic Manager; BIG-IP Global Traffic Manager; BIG-IP ISP Traffic Manager; TrafficShield Application Firewall, WANJet, WebAccelerator; FirePass SSL VPN servers; and ARX. We also derive revenues from the sales of services including annual maintenance contracts, installation, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are key indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

•	Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, amortization of developed technology, and personnel and overhead expenses. Our margins have remained relatively stable over the past two years; however factors such as sales price, product mix, inventory obsolescence, returns, component price increases, and warranty costs could significantly impact our gross margins from quarter to quarter and represent the significant indicators we monitor on a regular basis.

•	Operating expenses. Operating expenses are substantially driven by personnel and related overhead expenses. Existing headcount and future hiring plans are the predominant factors in analyzing and forecasting future operating expense trends. Other significant operating expenses that we monitor include marketing and promotions, travel, professional fees, computer costs related to the development of new products, facilities and depreciation expenses.

•	Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first three months of fiscal year 2008 was primarily due to net income from operations, with operating activities providing cash of $42.0 million. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for the first three months of fiscal year 2008 were comprised primarily of tenant improvements and information technology infrastructure and equipment to support the growth of our core business activities.
•	Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health. Deferred revenues continued to increase due to the growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our day’s sales outstanding for the first quarter of fiscal year 2008 was 58. We expect to maintain this metric in the mid-to-upper 50-day range going forward.
Summary of Critical Accounting Policies and Estimates
     The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that, of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: revenue recognition; reserve for doubtful accounts; reserve for product returns; reserve for warranties; accounting for income taxes; stock-based compensation; and goodwill impairment. Each of these accounting policies and estimates, which have not significantly changed since our annual report on Form 10-K for the year ended September 30, 2007 (the “Form 10-K”), are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.
Results of Operations
     The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended
	December 31,
	2007	2006
	(in thousands, except percentages)
Net Revenues
Products	$110,205	$92,062
Services	43,979	27,968

Total	$154,184	$120,030

Percentage of net revenues
Products	71.5%	76.7%
Services	28.5	23.3

Total	100.0%	100.0%

     Net revenues. Total net revenues increased 28.5%, to $154.2 million for the three months ended December 31, 2007 from $120.0 million for the same period in the prior year. The improvement was due to increased demand for our application delivery networking products and higher services revenues resulting from our increased installed base of products. In addition, the current quarter includes the first full quarter of revenue from our ARX product line as a result of our acquisition of Acopia in September 2007. International revenues were 43.0% of total net revenues for the three months ended December 31, 2007 compared to 39.6% for the same period in the prior year. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
     Net product revenues increased 19.7%, to $110.2 million for the three months ended December 31, 2007 from $92.1 million for the same period in the prior year. The increase in the three months ended December 31, 2007, was primarily due to growth in the volume of product sales of our BIG-IP and ARX product lines. Total product revenue for the quarter ended December 31, 2007 includes $5.8 million of revenue from our ARX product line. Sales of our BIG-IP family of application delivery networking products represented 86.3% and 89.6% of product revenues for the three months ended December 31, 2007 and 2006, respectively.

     Net service revenues increased 57.2%, to $44.0 million for the three months ended December 31, 2007 from $28.0 million for the same period in the prior year. The increase in services revenue was primarily due to increases in the purchase or renewal of maintenance contracts as our installed base of products increased.
     Avnet Technology Solutions and Ingram Micro Inc., two of our domestic distributors, accounted for 13.8% and 11.5% of our total net revenue for the three months ended December 31, 2007, respectively. Avnet Technology Solutions and Ingram Micro Inc. accounted for 14.1% and 11.8% of our total net revenue for the three months ended December 31, 2006, respectively. No other distributors accounted for more than 10% of total net revenue.

	Three months ended
	December 31,
	2007	2006
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$24,689	$19,216
Services	10,550	7,308

Total	35,239	26,524

Gross profit	$118,945	$93,506
Cost of net revenues and gross profit (as a percentage of related net revenue)
Products	22.4%	20.9%
Services	24.0	26.1

Total	22.9	22.1

Gross profit	77.1%	77.9%

     Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Our product margins remained stable for all periods presented at approximately 78%. Cost of net product revenues increased to $24.7 million for the three months ended December 31, 2007 from $19.2 million for the same period in the prior year. The increases were primarily due to the higher volume of units shipped along with higher warranty expense and indirect manufacturing costs.
     Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three months ended December 31, 2007, cost of net services revenues as a percentage of net service revenues decreased to 24.0% compared to 26.1% for the same period in the prior year. Cost of net service revenues increased primarily as a result of recent growth in professional services headcount. Professional services headcount at the end of December 2007 increased to 297 from 223 at the end of December 2006. In addition, stock compensation expense increased to $1.0 million for the three months ended December 31, 2007 from $0.6 million for the same period in the prior year. Going forward, we expect to continue to increase our cost of service revenues to support our expanded product lines and growing customer base.

	Three months ended
	December 31,
	2007	2006
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$58,178	$39,055
Research and development	24,332	14,539
General and administrative	13,426	12,818

Total	$95,936	$66,412

Operating expenses (as a percentage of net revenue)
Sales and marketing	37.7%	32.5%
Research and development	15.8	12.1
General and administrative	8.7	10.7

Total	62.2%	55.3%

     Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, facilities and depreciation expenses. Sales and marketing expenses increased 49.0% for the three months ended December 31, 2007 from the comparable period in the prior year. The increase in sales and marketing expense was primarily due to increased commissions and personnel costs of $12.6 million for the three months ended December 31, 2007. The increased commissions and personnel costs were driven by growth in sales and marketing employee headcount, the addition of Acopia personnel and increased revenue for the respective periods. Sales and marketing headcount at the end of December 2007 increased to 687 from 489 at the end of December 2006. In addition, sales and marketing expense included stock-based compensation expense of $6.4 million for the three months ended December 31, 2007, compared to $3.4 million for the same period in the prior year. We expect to continue to increase sales and marketing expenses in order to grow revenues and increase our market share.
     Research and development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 67.4% for the three months ended December 31, 2007 from the comparable period in the prior year. The increase in research and development expense was primarily due to increased personnel costs of $6.3 million for the three months ended December 31, 2007. Research and development headcount at the end of December 2007 increased to 453 from 298 at the end of December 2006. The growth in headcount was primarily related to enhancement of our current products and our ability to develop new, technologically advanced products that meet the changing needs of our customers and the addition of Acopia personnel. In addition, research and development expense included stock-based compensation expense of $4.0 million for the three months ended December 31, 2007, compared to $2.3 million for the same period in the prior year. The increase in research and development expense also included costs associated with the integration and development of technology acquired with the Acopia acquisition. We expect to continue to increase research and development expenses as our future success is dependent on the continued development of our products.
     General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 4.7% for the three months ended December 31, 2007 from the comparable period in the prior year. The increase in general and administrative expenses was primarily due to increased personnel costs of $1.3 million for the three months ended December 31, 2007 partially offset by a decrease in expenses incurred by third parties for legal, accounting, tax and other professional services in connections with the Special Committee investigation of $2.6 million. In addition, general and administrative expense included stock-based compensation expense of $3.9 million for the three months ended December 31, 2007, compared to $2.4 million for the same period in the prior year. General and administrative headcount at the end of December 2007 increased to 190 from 145 at the end of December 2006. General and administrative expense is expected to remain at these increased levels as we continue to build our infrastructure to support the worldwide growth of our business.

	Three months ended
	December 31,
	2007	2006
	(in thousands, except percentages)
Other Income and Income Taxes
Income from operations	$23,009	$27,094
Other income, net	6,132	6,431

Income before income taxes	29,141	33,525
Provision for income taxes	11,390	11,172

Net income	$17,751	$22,353

Other income and income taxes (as percentage of revenue)
Income from operations	14.9%	22.6%
Other income, net	4.0	5.4

Income before income taxes	18.9	27.9
Provision for income taxes	7.4	9.3

Net income	11.5%	18.6%

     Other income, net. Other income, net, consists of interest income and foreign currency transaction gains and losses. Other income, net, decreased 4.7% compared to the same period in the prior year. The decrease was due to reduced investment balances as additional cash was required for the acquisition of Acopia in September, 2007.
     Provision for Income taxes. We recorded a 39.1% provision for income taxes for the three month period ended December 31, 2007. As of December 31, 2007 we do not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that these assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at December 31, 2007 and December 31, 2006 were $43.1 million and $25.1 million, respectively. Our worldwide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in our various geographic locations in which we operate, changes in the valuation of our net deferred tax assets, resolution of potential exposures, tax positions taken on tax returns filed in the various geographic locations in which we operate, introduction of new accounting standards or changes in tax laws or interpretations thereof in the various geographic locations in which we operate. We have recorded liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense.
Liquidity and Capital Resources
     Cash and cash equivalents, short-term investments and long-term investments were $517.5 million as of December 31, 2007 compared to $474.8 million as of September 30, 2007, representing an increase of $42.7 million. The increase was primarily due to cash provided by operating activities of $42.0 million for the three months ended December 31, 2007 compared to $46.8 million for the same period in the prior year. The decrease in cash flow from operations for the first three months of fiscal year 2008 resulted from decreased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances together with cash generated from operations should be sufficient to meet our operating requirements for the foreseeable future.
     Cash used in investing activities was $33.1 million for the three months ended December 31, 2007 compared to $62.2 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, capital expenditures and changes in restricted cash requirements. The amount of cash used in investing activities for the first three months of fiscal year 2008 was primarily due to the purchase of investments partially offset by the sale of investments.
     Cash provided by financing activities for the three months ended December 31, 2007 was $6.8 million compared to $8.7 million for the same period in the prior year. Our financing activities for the three months ended December 31, 2007 and 2006 consisted primarily of cash received from the exercise of employee stock options and purchases under our employee stock purchase plan.
     As of December 31, 2007, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2014. There have been no material changes in our principal lease commitments compared to those discussed in the Form 10-K. In connection with the lease agreement for our corporate headquarters we established a restricted escrow account collateralized by a certificate of deposit that has been included on our balance sheet as a component of restricted cash. The total amount required in escrow reduces at various dates as set forth by the lease agreement. The amount required in escrow at December 31, 2007 was $3.6 million as set forth by the lease agreement.
     We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of December 31, 2007, we were committed to purchase approximately $15.4 million of such inventory during the next quarter.

Recent Accounting Pronouncements
     The anticipated impact of recent accounting pronouncements is discussed in Note 1 to the accompanying Notes to Consolidated Financial Statements.
Risk Factors that May Affect Future Results
     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our business, operating results, financial performance and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by us in this Quarterly Report on Form 10-Q or in other reports, press releases or other statements issued from time to time. Additional factors that may cause such a difference are set forth elsewhere in this Quarterly Report on Form 10-Q.
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
     Our success depends on sales and continued innovation of our BIG-IP product lines
     For the fiscal year ended September 30, 2007, and the three months ended December 31, 2007, we derived 91.0% and 86.3%, respectively of our product revenues from sales of our BIG-IP family of application delivery networking product lines. We continue to expect to derive a significant portion of our net revenues from sales of our BIG-IP products in the future. Implementation of our strategy depends upon BIG-IP products being able to solve critical network availability and performance problems of our customers. If BIG-IP products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in BIG-IP’s product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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
     Our quarterly and annual operating results are inherently unpredictable and may cause our stock price to fluctuate
     Our quarterly and annual operating results have varied significantly in the past and will vary significantly in the future, which makes it difficult for us to predict our future operating results. In particular, we anticipate that the size of customer orders may increase as we continue to focus on larger business accounts. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. In the past, a majority of our sales have been realized near the end of a quarter. Accordingly, a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. Additionally, we have exposure to the credit risks of some of our customers and sub-tenants. Although we have programs in place that are designed to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks adequately. We monitor individual payment capability in granting credit arrangements, seek to limit the total credit to amounts we believe our customers can pay and maintain reserves we believe are adequate to cover exposure for potential losses. If there is a deterioration of a sub-tenant’s or major customer’s creditworthiness or actual defaults are higher than expected future resulting losses, if incurred, could harm our business and have a material adverse effect on our operating results.
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
     Our business could suffer if there are any interruptions or delays in the supply of hardware components from our third-party sources
     We currently purchase several hardware components used in the assembly of our products from a number of single or limited sources. Lead times for these components vary significantly. The unavailability of suitable components, any interruption or delay in the supply of any of these hardware components or the inability to procure a similar component from alternate sources at acceptable prices within a reasonable time, may delay assembly and sales of our products and, hence, our revenues, and may harm our business and results of operations.
     We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.
     Our products are subject to U.S. export controls and may be exported outside the U.S. only with the required level of export license or through an export license exception, because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. For example, we will need to comply with Waste Electrical and Electronic Equipment Directive laws, which are being adopted by certain European Economic Area countries on a country-by-country basis. Failure to comply with these and similar laws on a timely basis, or at all, could have a material adverse effect on our business, operating results and financial condition. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, operating results and financial condition.
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
     We may not be able to sustain or develop new distribution relationships and a reduction or delay in sales to a significant distribution partner could hurt our business
     Our sales strategy requires that we establish and maintain multiple distribution channels in the United States and internationally through leading industry resellers, systems integrators, Internet service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two domestic distributors of our products together accounted for 24.8% and 25.2% of our total net revenue for the fiscal years 2007 and 2006, respectively. Two domestic distributors of our products accounted for 25.3% of our total net revenue for the three months ended December 31, 2007. A substantial reduction or delay in sales of our products to this or any other key distribution partner could harm our business, operating results and financial condition.
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
     A substantial portion of our business depends on the demand for information technology by large enterprise customers and service providers, the overall economic health of our current and prospective customers and the continued growth and evolution of the Internet. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions, or a reduction in information technology spending even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services and reduced unit sales.
     Our operating results are exposed to risks associated with international commerce
     As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to potential recessions in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements and natural disasters. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. International sales represented 41.6% and 42.6% of our net revenues for the fiscal years ended September 30, 2007 and 2006, respectively and 43.0% for the three months ended December 31, 2007. In particular, in fiscal year 2007, we derived 12.2% of our total revenue from the Japanese market. This revenue is dependent on a number of factors outside our control, including the viability and success of our resellers and the strength of the Japanese economy.
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
     Acquisitions, including our recent acquisition of Acopia Networks, Inc., present many risks and we may not realize the financial and strategic goals that are contemplated at the time of the transaction
     With respect to our past acquisitions, as well as any other future acquisitions we may undertake, we may find that the acquired businesses, products or technologies do not further our business strategy as expected, that we paid more than what the assets are later worth or that economic conditions change, all of which may generate future impairment charges. Our acquisitions may be viewed negatively by customers, financial markets or investors. There may be difficulty integrating the operations and personnel of the acquired business, and we may have difficulty retaining the key personnel of the acquired business. We may have difficulty in incorporating the acquired technologies or products with our existing product lines. Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations. We may have difficulty maintaining uniform standards, controls, procedures and policies across locations. We may experience significant problems or liabilities associated with the product quality, technology and other matters.

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
     We face litigation risks
     We are a party to lawsuits in the normal course of our business. Litigation in general and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits has been, and will likely continue to be, expensive and time-consuming for us. An unfavorable resolution of the lawsuits could adversely affect our business, results of operations or financial condition.
     Our historical stock option practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation. Beginning in May 2006 several derivative actions were filed against certain current and former directors and officers (as discussed further in Item 1, Note 3, “Commitments and Contingencies — Legal Proceedings”) based on allegations relating to our historical stock option practices. We cannot assure you that this current litigation will result in the same conclusions reached by the special committee of outside directors formed by our Board of Directors to conduct a review of our stock option practices (the “Special Committee”).
     We may in the future be subject to additional litigation arising in relation to our historical stock option practices and the restatement of our prior financial statements. Litigation may be time consuming, expensive and distracting for management from the conduct of our business. The adverse resolution of any lawsuit could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that any future litigation relating to our historical stock option practices will result in the same conclusions reached by the Special Committee. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could adversely affect our business, results of operations or financial condition.
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

     We have received notice from both the Securities and Exchange Commission (“SEC”) and the United States Attorney’s Office for the Eastern District of New York (the “Department of Justice”) that they are conducting informal inquiries into our historical stock option practices, and we have fully cooperated with both agencies. Considerable legal and accounting expenses related to our historical stock option practices have already been incurred to date and significant expenditures may continue to be incurred in the future. We may in the future be subject to additional regulatory proceedings or actions arising in relation to our historical stock option practices and the restatement of our prior period financial statements. Any potential regulatory proceeding or action may be time consuming, expensive and distracting for management from the conduct of our business. The adverse resolution of any potential regulatory proceeding or action could adversely affect our business, results of operations or financial condition. We cannot assure you that the SEC and Department of Justice inquiries, or any future regulatory action relating to our historical stock option practices, will result in the same conclusions reached by the Special Committee. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us, including criminal penalties, which could adversely affect our business, results of operations or financial condition.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three month period ended December 31, 2007, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2007.
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
     Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007.
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
     Reference is made to Item 1, Note 3, “Commitments and Contingencies — Legal Proceedings,” of Part I of this Quarterly Report on Form 10-Q and Item 3, Legal Proceedings, in the Form 10-K, filed November 19, 2007 for descriptions of our legal proceedings. We continue to believe that the resolution of these legal proceedings will not have a material adverse effect on us and there have been no material developments since the time of the Form 10-K filing, except as noted in Item 1, Note 3 of Part I of this Quarterly Report on Form 10-Q.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of February, 2008.

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