Form 10-Q
period 2008-03-31
F5 NETWORKS INC
filed 2008-05-08
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the registrant’s common stock as of May 6, 2008 was 81,901,740.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,	September 30,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$142,756	$54,296
Short-term investments	188,622	204,169
Accounts receivable, net of allowances of $4,491 and $3,161	101,797	91,774
Inventories	8,577	10,672
Deferred tax assets	5,517	5,305
Other current assets	29,295	20,434

Total current assets	476,564	386,650

Restricted cash	3,974	3,959
Property and equipment, net	40,716	36,024
Long-term investments	118,355	216,366
Deferred tax assets	39,185	38,036
Goodwill	231,968	233,997
Other assets, net	27,217	29,256

Total assets	$937,979	$944,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,535	$25,525
Accrued liabilities	39,231	39,990
Deferred revenue	99,472	87,895

Total current liabilities	161,238	153,410

Other long-term liabilities	9,013	7,679
Deferred revenue, long-term	23,145	12,622

Total long-term liabilities	32,158	20,301

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 81,227 and 84,379 shares issued and outstanding	539,566	598,436
Accumulated other comprehensive loss	(3,184)	(564)
Retained earnings	208,201	172,705

Total shareholders’ equity	744,583	770,577

Total liabilities and shareholders’ equity	$937,979	$944,288

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Net revenues
Products	$112,148	$96,126	$222,353	$188,188
Services	46,993	31,479	90,972	59,447

Total	159,141	127,605	313,325	247,635

Cost of net revenues
Products	24,969	20,425	49,658	39,641
Services	11,719	8,390	22,269	15,698

Total	36,688	28,815	71,927	55,339

Gross profit	122,453	98,790	241,398	192,296

Operating expenses
Sales and marketing	58,053	43,177	116,231	82,232
Research and development	26,418	17,086	50,750	31,625
General and administrative	14,484	12,867	27,910	25,685

Total	98,955	73,130	194,891	139,542

Income from operations	23,498	25,660	46,507	52,754
Other income, net	5,589	7,230	11,721	13,661

Income before income taxes	29,087	32,890	58,228	66,415
Provision for income taxes	11,342	12,934	22,732	24,106

Net income	$17,745	$19,956	$35,496	$42,309

Net income per share — basic	$0.21	$0.24	$0.42	$0.51

Weighted average shares — basic	82,974	82,834	83,919	82,444

Net income per share — diluted	$0.21	$0.24	$0.42	$0.50

Weighted average shares — diluted	83,805	84,780	85,018	84,488

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	Six Months Ended March 31, 2008
			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Loss	Earnings	Equity
Balance, September 30, 2007	84,379	$598,436	$(564)	$172,705	$770,577
Exercise of employee stock options	429	5,155	—	—	5,155
Issuance of stock under employee stock purchase plan	142	4,337	—	—	4,337
Issuance of restricted stock	659	—	—	—	—
Repurchase of common stock	(4,382)	(100,000)	—	—	(100,000)
Tax benefit from employee stock transactions	—	635	—	—	635
Stock-based compensation	—	31,003	—	—	31,003
Comprehensive income:
Net income	—	—	—	35,496	—
Foreign currency translation adjustment	—	—	(888)	—	—
Unrealized loss on securities	—	—	(1,732)	—	—

Total comprehensive income	—	—	—	—	32,876

Balance, March 31, 2008	81,227	$539,566	$(3,184)	$208,201	$744,583

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended
	March 31,
	2008	2007
Operating activities
Net income	$35,496	$42,309
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of assets and investments	(31)	7
Stock-based compensation	31,003	20,434
Provisions for doubtful accounts and sales returns	1,473	1,046
Depreciation and amortization	11,326	7,411
Deferred income taxes	219	7,306
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(11,402)	(11,432)
Inventories	2,094	(2,153)
Other current assets	(8,652)	(6,150)
Other assets	(1,323)	(1,266)
Accounts payable and accrued liabilities	(3,360)	11,395
Deferred revenue	22,100	14,896

Net cash provided by operating activities	78,943	83,789

Investing activities
Purchases of investments	(268,448)	(405,560)
Sales of investments	380,306	321,349
Investment of restricted cash	(4)	(209)
Acquisition of business, net of cash acquired	(995)	—
Purchases of property and equipment	(10,438)	(7,143)

Net cash provided by (used in) investing activities	100,421	(91,563)

Financing activities
Tax benefit from nonqualified stock options	635	5,446
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	9,492	11,809
Repurchase of common stock	(100,000)	—

Net cash (used in) provided by financing activities	(89,873)	17,255

Net increase in cash and cash equivalents	89,491	9,481
Effect of exchange rate changes on cash and cash equivalents	(1,031)	(393)
Cash and cash equivalents, beginning of period	54,296	37,746

Cash and cash equivalents, end of period	$142,756	$46,834

Supplemental disclosure of non-cash financing activities:

Unrealized loss on investments	$2,877	$99

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Summary of Significant Accounting Policies
Description of Business
     F5 Networks, Inc. (the “Company”) provides products and services to help companies efficiently and securely manage their Internet Protocol (IP) traffic, and manage file storage infrastructure. The Company’s products improve the performance, availability and security of applications running on Internet-based networks. Internet traffic between servers running applications and clients using these applications passes through the Company’s products where the content is inspected to ensure that it is safe and modified as necessary to ensure that it is delivered securely and in a way that optimizes the performance of both the network and the applications. The Company also offers a broad range of services such as consulting, training, installation, maintenance and other technical support services.
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
Goodwill
     Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. We have adopted the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Goodwill of $152.3 million was recorded in connection with the acquisition of Acopia Networks, Inc. in the fourth quarter of 2007, goodwill of $32.0 million was recorded in connection with the acquisition of Swan Labs, Inc. in fiscal year 2006, goodwill of $25.5 million was recorded in connection with the acquisition of MagniFire Websystems Inc. in fiscal year 2004 and goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in fiscal year 2003. In March 2008, we completed our annual impairment test and concluded that there was no impairment of goodwill.
Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“FAS 123R”), using the straight-line attribution method for recognizing compensation expense. The Company recognized $15.7 million and $11.7 million of stock-based compensation expense for the three months ended March 31, 2008 and 2007, respectively, and $31.0 million and $20.4 million for the six months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was $68.5 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.
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
     FAS 123R also requires that the Company recognize compensation expense for only the portion of stock options or RSU’s that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. The Company’s estimated forfeiture rate in the second quarter of fiscal 2008 is 4%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.
     Compensation cost recognized for the three month period ended March 31, 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation and (b) compensation cost for all share-based payments granted or modified subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.
     In August 2007, the Company granted 276,400 RSU’s to certain current executive officers. Fifty percent of the aggregate number of RSU’s granted at such time vest in equal quarterly increments over two years, until such portion of the grant is fully vested on November 1, 2009. Twenty five percent of the RSU grant is subject to the Company achieving specified percentage increases in total revenue during the period beginning in the fourth quarter of fiscal year 2007 through the third quarter of fiscal year 2008, relative to the same periods in fiscal years 2006 and 2007. The remaining twenty five percent is subject to the Company meeting specified performance criteria for a twelve month period in fiscal years 2008 and 2009 to be set by the Compensation Committee of the Company’s Board of Directors.
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
     On January 23, 2008, the Company announced that its board of directors approved a new program to repurchase up to $200 million of the Company’s outstanding common stock. Acquisitions for the share repurchase program will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The program may be discontinued at any time. As of May 8, 2008, the Company has repurchased approximately 4.4 million shares at an average price of $22.77 per share.
Earnings Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Numerator
Net income	$17,745	$19,956	$35,496	$42,309

Denominator
Weighted average shares outstanding — basic	82,974	82,834	83,919	82,444
Dilutive effect of common shares from stock options and restricted stock units	831	1,946	1,099	2,044

Weighted average shares outstanding — diluted	83,805	84,780	85,018	84,488

Basic net income per share	$0.21	$0.24	$0.42	$0.51

Diluted net income per share	$0.21	$0.24	$0.42	$0.50

     Approximately 0.9 million and 0.1 million of common shares potentially issuable from stock options for the three months ended March 31, 2008 and 2007, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period. Approximately 0.6 million and 0.1 million of common shares potentially issuable from stock options for the six months ended March 31, 2008 and 2007, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common stock for the respective period.

Comprehensive Income
     Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized losses on securities and foreign currency translation adjustments are included in accumulated other comprehensive loss. Comprehensive income and its components were as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Net Income	$17,745	$19,956	$35,496	$42,309
Unrealized gain (loss) on securities	(1,850)	187	(1,732)	611
Foreign currency translation adjustment	(283)	(381)	(888)	(501)

Total comprehensive income	$15,612	$19,762	$32,876	$42,419

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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2 -Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently assessing the potential effect if any of implementing this standard.

2. Short-Term and Long-Term Investments
     Short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2008
Corporate bonds and notes	$12,637	$83	$(1)	$12,719
Municipal bonds and notes	31,297	292	—	31,589
Auction rate securities	55,850	—	(2,836)	53,014
U.S. government securities	90,960	366	(26)	91,300

	$190,744	$741	$(2,863)	$188,622

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2007
Corporate bonds and notes	$17,923	$20	$(29)	$17,914
Municipal bonds and notes	9,000	2	—	9,002
Auction rate securities	70,100	—	—	70,100
U.S. government securities	107,185	38	(70)	107,153

	$204,208	$60	$(99)	$204,169

     Long-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2008
Corporate bonds and notes	$—	$—	$—	$—
Municipal bonds and notes	22,735	250	(14)	22,971
U.S. government securities	94,746	638	—	95,384

	$117,481	$888	$(14)	$118,355

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2007
Corporate bonds and notes	$2,648	$—	$—	$2,648
Municipal bonds and notes	29,414	61	—	29,475
U.S. government securities	183,784	459	—	184,243

	$215,846	$520	$—	$216,366

     The amortized cost and fair value of fixed maturities at March 31, 2008, by contractual years-to-maturity, are presented below (in thousands):

	Amortized
	Cost	Fair Value
One year or less	$190,744	$188,622
Over one year through five years	117,481	118,355

	$308,225	$306,977

     The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for the first six months of fiscal 2008 were primarily caused by reductions in the values of the auction rate securities due to the illiquid markets and were partially offset by unrealized gains related to interest rate decreases. The Company has determined the unrealized losses are temporary as the duration of the decline in value of investments has been short, the extent of the decline, in both dollars and as a percentage of costs, is not significant, and the Company has the ability and intent to hold the investments until it recovers at least substantially all of the cost of the investments.

     The following table summarizes investments that have unrealized losses as of March 31, 2008 (in thousands):

	Less Than 12 Months		12 Months of Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2008
Corporate bonds and notes	$—	$—	$994	$1	$994	$1
Municipal bonds and notes	3,131	5	4,923	9	8,054	14
Auction rate securities	50,749	2,836	—	—	50,749	2,836
U.S. government securities	15,211	26	—	—	15,211	26

Total	$69,091	$2,867	$5,917	$10	$75,008	$2,877

     The Company’s investments include auction rate securities, which are variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through an auction process, typically held every 7, 28 or 35 days, creating short-term liquidity. The securities trade at par, and interest is paid at the end of each auction period. The Company limits its investments in auction rate securities to securities that carry an AAA (or equivalent) rating from a recognized rating agency and limits the amount of credit exposure to any one issuer. At the time of our initial investment and at the date of this report, all auction rate securities remain AAA rated. The investments are classified as available-for-sale and are reported as current assets. The Company expects its short-term investments to be sold within one year, regardless of legal maturity date. The auction rate securities are valued and recorded at reported market prices and classified as current assets. The underlying assets of the municipal auction rate securities we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government.
     In February 2008, fourteen of our auction rate securities ($53.4 million at cost) failed auction due to sell orders exceeding buy orders. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside the auction process. These securities are rated AAA. We recorded an unrealized loss on these securities of $2.8 million. We do not believe this loss to be other than temporary. However, the Company will reassess this conclusion in future reporting periods based on several factors, including continued failure of auctions, failure of investment to be redeemed, deterioration of the credit ratings of investments, market risk and other factors. Such a reassessment may change the classification of the investments to long-term or result in a conclusion that the investments are more than temporarily impaired.
3. Inventories
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
     Inventories consist of the following (in thousands):

	March 31,	September 30,
	2008	2007
Finished goods	$5,567	$7,703
Raw materials	3,010	2,969

	$8,577	$10,672

4. Business Combinations
     The Company’s acquisitions are accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions and other information compiled by management and were ultimately determined by the Company based on this information, notwithstanding any prior reference in the Company’s public filings to third party valuations related to this analysis. In accordance with SFAS No. 142, “Goodwill and other Intangible Assets,” goodwill is not amortized but instead is tested for impairment at least annually.
5. Commitments and Contingencies
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
     The Company offers warranties of one year for hardware with the option of purchasing additional PCS in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. The following table summarizes the activity related to product warranties for the three months and six months ended March 31, 2008 and 2007 (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Balance, beginning of period	$1,957	$1,582	$1,757	$1,582
Charges to cost of revenues	1,107	715	4,195	1,338
Applied to liability	(2,464)	(715)	(5,352)	(1,338)

Balance, end of period	$600	$1,582	$600	$1,582

Purchase Commitments
     The Company currently has arrangements with contract manufacturers and other suppliers for the manufacture of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on their behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless they give notice of order cancellation in advance of applicable lead times. As of March 31, 2008, the Company was committed to purchase approximately $16 million of such inventory during the next quarter.
Legal Proceedings
     Derivative Suits. Beginning on or about May 24, 2006, several derivative actions were filed against certain current and former directors and officers of the Company. These derivative lawsuits were filed in: (1) the Superior Court of King County, Washington, as In re F5 Networks, Inc. State Court Derivative Litigation (Case No. 06-2-17195-1 SEA), which consolidates Adams v. Amdahl, et al. (Case No. 06-2-17195-1 SEA), Wright v. Amdahl, et al. (Case No. 06-2-19159-5 SEA), and Sommer v. McAdam, et al. (Case No. 06-2-26248-4 SEA) (the “State Court Derivative Litigation”); and (2) in the U.S. District Court for the Western District of Washington, as In re F5 Networks, Inc. Derivative Litigation, Master File No. C06-0794RSL, which consolidates Hutton v. McAdam, et al. (Case No. 06-794RSL), Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust v. McAdam et al. (Case No. C06-1057RSL), and Easton v. McAdam et al. (Case No. C06-1145RSL) (the “Federal Court Derivative Litigation”). On August 2, 2007, another derivative lawsuit, Barone v. McAdam et al. (Case No. C07-1200P), was filed in the U.S. District Court for the Western District of Washington. The Barone lawsuit was designated a related case to the Federal Court Derivative Litigation on September 4, 2007. The complaints generally allege that certain of the Company’s current and former directors and officers, including, in general, each of the Company’s current outside directors (other than Deborah L. Bevier and Scott Thompson who joined the Company’s Board of Directors in July 2006 and January 2008, respectively) breached their fiduciary duties to the Company by engaging in alleged wrongful conduct concerning the manipulation of certain stock option grant dates. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The Company’s combined motion to consolidate and stay the State Court Derivative Litigation was granted in a court order dated April 3, 2007. The Company’s motion to dismiss the Federal Court Derivative Litigation based on plaintiffs’ failure to make demand on the Company’s Board of Directors prior to filing suit was granted in a court order dated August 6, 2007 with leave to amend the allegations in plaintiffs’ complaint. Plaintiffs, including plaintiff Barone, filed an amended consolidated federal derivative action complaint on September 14, 2007. The Company intends to vigorously pursue dismissal of the amended complaint and has filed a motion to dismiss based on plaintiffs’ failure to make demand on the Company’s Board of Directors prior to filing suit.
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
6. Income Taxes
     The effective tax rate was 39.0% and 39.3% for the three months ended March 31, 2008 and 2007, respectively. At December 31, 2007 the federal tax credit for increasing research activities expired. While this credit has a history of expiration and then subsequent reinstatement, we cannot pass judgment on what we think might occur in the future based upon this history when calculating an interim period tax expense. Therefore, the expiration of this credit impacted our effective tax rate 1.5% for the quarter ending March 31, 2008.
     In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes the minimum recognition threshold a tax position must meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on October 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies Statement 109, “Accounting for Income Taxes”, the Company recognizes the financial statement impact of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest impact that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions where the statute of limitations remained open for all of the Company’s tax years. As a result of the implementation of FIN 48, the Company did not incur any change in the liability for unrecognized tax benefits which at adoption had a balance of $3.9 million. There have been no material changes to this balance since October 1, 2007.
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

7. Geographic Sales and Significant Customers
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
     The following presents revenues by geographic region (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Americas	$86,799	$73,662	$174,649	$146,101
EMEA	35,989	21,882	69,106	41,896
Japan	16,047	15,883	32,696	30,584
Asia Pacific	20,306	16,178	36,874	29,054

	$159,141	$127,605	$313,325	$247,635

     Net revenues from international customers are primarily denominated in U.S. dollars and totaled $72.3 million and $53.9 million for the three months ended March 31, 2008 and 2007, respectively, and $138.7 and $101.5 million for the six months ended March 31, 2008 and 2007, respectively. One domestic distributor accounted for 12.0% of total net revenue for the three month period ended March 31, 2008. Two domestic distributors accounted for 23.5% of total net revenue for the six month period ended March 31, 2008. Two domestic distributors accounted for 26.2% and 26.1% of total net revenue for the three and six month periods ended March 31, 2007, respectively.
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
Overview
     We are a global provider of software and hardware products and services that help companies efficiently and securely manage the delivery, optimization and security of application and data traffic on Internet-based networks, and to optimize the performance and utilization of file storage infrastructure. We market and sell our products primarily through multiple indirect sales channels in the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan; and the Asia Pacific region. Enterprise customers (Fortune 1000 or Business Week

Global 1000 companies) in financial services, transportation, government, technology and telecommunications industries continue to make up the largest percentage of our customer base.
     Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:
•	Revenues. The majority of our revenues are derived from sales of our Application Delivery Networking (“ADN”) products, BIG-IP Local Traffic Manager, BIG-IP Global Traffic Manager, BIG-IP ISP Traffic Manager, TrafficShield Application Firewall, WANJet, WebAccelerator; FirePass SSL VPN servers; and our ARX storage virtualization products. We also derive revenues from the sales of services including annual maintenance contracts, installation, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are key indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

•	Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, amortization of developed technology and personnel and overhead expenses. Our margins have remained relatively stable over the past two years. However, factors such as sales price, product mix, inventory obsolescence, returns, component price increases and warranty costs could significantly impact our gross margins from quarter to quarter and represent significant indicators we monitor on a regular basis.

•	Operating expenses. Operating expenses are substantially driven by personnel and related overhead expenses. Existing headcount and future hiring plans are the predominant factors in analyzing and forecasting future operating expense trends. Other significant operating expenses that we monitor include marketing and promotions, travel, professional fees, computer costs related to the development of new products, facilities and depreciation expenses.

•	Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The decrease was primarily due to $100 million of cash used to repurchase outstanding common stock under our stock repurchase program in the second quarter of fiscal 2008 offset by cash provided by operating activities of $78.9 million for the six months ended March 31, 2008. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for the first six months of fiscal year 2008 were comprised primarily of tenant improvements and information technology infrastructure and equipment to support the growth of our core business activities.

•	Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase due to the growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the second quarter of fiscal year 2008 was 58. We expect to maintain this metric in the mid-to-upper 50-day range going forward.
Summary of Critical Accounting Policies and Estimates
     The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that, of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: revenue recognition; reserve for doubtful accounts; reserve for product returns; accounting for income taxes; stock-based compensation; investments; and goodwill impairment. Each of these accounting policies and estimates with the exception of the investment policy discussed below, which have not significantly changed since our annual report on Form 10-K for the year ended September 30, 2007 (the “Form 10-K”), are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policy, as well as those discussed in our Form 10-K, affect the more significant estimates and judgments used in the preparation of our financial statements.
Investments. Our investments are diversified among high-credit quality debt securities in accordance with our investment policy. We classify our investments as available-for-sale, which are reported at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders’ equity. Realized gains and losses and declines in value of investments judged to be other than temporary are included in other income (expense). To date, we have not deemed it necessary to record any charges related to other-than-temporary declines in the estimated fair values of our marketable debt securities. The fair value of our investments is subject to volatility. Declines in the fair value of our investments judged to be other than temporary could adversely affect our future operating results.
Results of Operations
     The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
	(in thousands, except percentages)
Net Revenues
Products	$112,148	$96,126	$222,353	$188,188
Services	46,993	31,479	90,972	59,447

Total	$159,141	$127,605	$313,325	$247,635

Percentage of net revenues
Products	70.5%	75.3%	71.0%	76.0%
Services	29.5	24.7	29.0	24.0

Total	100.0%	100.0%	100.0%	100.0%

     Net revenues. Total net revenues increased 24.7% and 26.5% for the three and six months ended March 31, 2008, respectively, from the comparable periods in the prior year. The revenue growth was due to increased demand for our core ADN products, including application security and WAN optimization products and revenue from our recently acquired ARX storage virtualization products. In addition, services revenues contributed to the overall revenue growth as a result of our increased installed base of products. International revenues were 45.5% and 44.3% of total net revenues for the three and six months ended March 31, 2008, respectively, compared to 42.3% and 41.0% for the three and six months ended March 31, 2007, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
     Net product revenues increased 16.7% and 18.2% for the three and six months ended March 31, 2008, respectively, from the comparable periods in the prior year. The increase in net product sales for the three months ended March 31, 2008 was primarily due to an increase of $9.4 million in sales of our ADN products and $6.2 million in sales of our recently acquired ARX storage virtualization products. The increase in net product sales for the six months ended March 31, 2008 was primarily due to growth in the volume of product sales of our ADN products of $23.2 million and sales of our recently acquired ARX storage virtualization products of $12.0 million.
     Net service revenues increased 49.3% and 53.0% for the three and six months ended March 31, 2008, respectively, from the comparable periods in the prior year. The increase in services revenue was primarily due to increases in the purchase or renewal of maintenance contracts as our installed base of products increased.
     Avnet Technology Solutions, one of our domestic distributors, accounted for 12.0% and 12.9% of our total net revenue for the three months and six months ended March 31, 2008, respectively. Ingram Micro Inc., one of our domestic distributors, accounted for 10.6% of our total net revenue for the six months ended March 31, 2008. Avnet Technology Solutions and Ingram Micro Inc. accounted for 13.3% and 12.9% of our total net revenue for the three months ended March 31, 2007, respectively and 13.7% and 12.4% of our total net revenue for the six months ended March 31, 2007, respectively. Another domestic distributor, Tech Data, accounted for 10.9% of our accounts receivable as of March 31, 2008. No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$24,969	$20,425	$49,658	$39,641
Services	11,719	8,390	22,269	15,698

Total	36,688	28,815	71,927	55,339

Gross profit	$122,453	$98,790	$241,398	$192,296
Percentage of net revenues
Products	22.3%	21.2%	22.3%	21.1%
Services	24.9	26.7	24.5	26.4

Total	23.1	22.6	23.0	22.3

Gross profit	76.9%	77.4%	77.0%	77.7%

     Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Our product margins remained stable for all periods presented at approximately 77%. Cost of net product revenues increased to $25.0 million and $49.7 million for the three and six months ended March 31, 2008, respectively, up from $20.4 million and $39.6 million for the three and six months ended March 31, 2007, respectively. The increases were primarily due to the higher volume of units shipped which included our recently acquired ARX storage virtualization products for the first six months of fiscal 2008 and increased indirect manufacturing costs.
     Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three months and six months ended March 31, 2008, cost of net services revenues as a percentage of net service revenues remained relatively stable as compared to the periods in the prior year at 24.9% and 24.5%, respectively. Cost of net service revenues for the three months and six months ended March 31, 2008 increased primarily as a result of growth in professional services headcount. Professional services headcount at the end of March 2008 increased to 320 from 242 at the end of March 2007. Going forward, we expect to continue to increase our cost of service revenues to support our expanded product lines and growing customer base.

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$58,053	$43,177	$116,231	$82,232
Research and development	26,418	17,086	50,750	31,625
General and administrative	14,484	12,867	27,910	25,685

Total	$98,955	$73,130	$194,891	$139,542

Operating expenses (as a percentage of net revenue)
Sales and marketing	36.5%	33.8%	37.1%	33.2%
Research and development	16.6	13.4	16.2	12.8
General and administrative	9.1	10.1	8.9	10.4

Total	62.2%	57.3%	62.2%	56.4%

     Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, facilities and depreciation expenses. Sales and marketing expenses increased 34.5% and 41.3% for the three and six months ended March 31, 2008, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to increases in commissions and personnel costs of $11.1 million and $23.7 million for the three and six months ended March 31, 2008, respectively. The increase in commissions and personnel costs were driven by growth in sales and marketing employee headcount, the additional headcount related to our storage virtualization products and increased revenue for the respective periods. Sales and marketing headcount at the end of March 2008 increased to 694 from 544 at the end of March 2007. In addition, sales and marketing expense included stock-based compensation expense of $6.2 million and $12.6 million for the three and six months ended March 31, 2008, respectively, compared to $4.4 million and $7.8 million for the three and six months ended March 31, 2007, respectively. We expect to continue to increase sales and marketing expenses in order to grow revenues and increase our market share.
     Research and development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 54.6% and 60.5% for the three and six months ended March 31, 2008, respectively, from the comparable periods in the prior year. The increase in research and development expense was primarily due to increases of $5.1 million and $11.4 million in personnel costs for the three and six months ended March 31, 2008, respectively. Research and development headcount at the end of March 2008 increased to 461 from 334 at the end of March 2007. The growth in headcount was primarily related to enhancement of our current products, our ability to develop new, technologically advanced products that meet the changing needs of our customers and the addition of Acopia personnel. In addition, research and development expense included stock-based compensation expense of $4.1 million and $8.1 million for the three and six months ended March 31, 2008, respectively, compared to $2.7 million and $5.0 million for the three and six months ended March 31, 2007, respectively. We expect to continue to increase research and development expenses as our future success is dependent on the continued development of our products.
     General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 12.6% and 8.7% for the three and six months ended March 31, 2008, respectively, from the comparable period in the prior year. General and administrative expense is expected to remain at these increased levels as we continue to build our infrastructure to support the worldwide growth of our business.

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
	(in thousands, except percentages)
Other Income and Income Taxes
Income from operations	$23,498	$25,660	$46,507	$52,754
Other income, net	5,589	7,230	11,721	13,661

Income before income taxes	29,087	32,890	58,228	66,415
Provision for income taxes	11,342	12,934	22,732	24,106

Net income	$17,745	$19,956	$35,496	$42,309

Other income and income taxes (as percentage of revenue)
Income from operations	14.8%	20.1%	14.9%	21.3%
Other income, net	3.5	5.7	3.7	5.5

Income before income taxes	18.3	25.8	18.6	26.8
Provision for income taxes	7.1	10.1	7.3	9.7

Net income	11.2%	15.7%	11.3%	17.1%

     Other income, net. Other income, net, consists of interest income and foreign currency transaction gains and losses. Other income, net, decreased 22.7% and 14.2% for the three and six months ended March 31, 2008, respectively, from the comparable periods in the prior year. The decrease was due to reduced investment balances as additional cash was required for the acquisition of Acopia Networks in September, 2007 and the repurchase of outstanding common stock under our stock repurchase program in the second quarter of fiscal 2008.
     Provision for Income taxes. We recorded a 39.0% provision for income taxes for the three month period ended March 31, 2008. At March 31, 2008, we did not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that these assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at March 31, 2008 and March 31, 2007 were $44.7 million and $16.1 million, respectively. Our worldwide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in the various geographic locations in which we operate, changes in the valuation of our net deferred tax assets, resolution of potential exposures, tax positions taken on tax returns filed in the various geographic locations in which we operate, introduction of new accounting standards or changes in tax laws or interpretations thereof in the various geographic locations in which we operate. We have recorded liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense.
Liquidity and Capital Resources
     Cash and cash equivalents, short-term investments and long-term investments were $449.7 million as of March 31, 2008 compared to $474.8 million as of September 30, 2007, representing a decrease of $25.1 million. The decrease was primarily due to $100 million of cash used to repurchase outstanding common stock under our stock repurchase program in the second quarter of fiscal 2008 offset by cash provided by operating activities of $78.9 million for the six months ended March 31, 2008. The decrease in cash flow from operations for the first six months of fiscal year 2008 resulted from decreased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances together with cash generated from operations should be sufficient to meet our operating requirements for the foreseeable future.
     At March 31, 2008, we held approximately $55.9 million in AAA rated municipal auction rate securities that were valued at reported market prices and classified as current assets. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal auction rate securities we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. The underlying assets of the municipal auction rate securities we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. We do not believe the carrying values of these municipal auction rate securities are impaired. In addition, we believe that we will be able to liquidate these investments without significant loss within the next 12 months. We are continuing to monitor the credit markets and may reclassify some or all of these securities from current assets to long-term assets in the future. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.
     Cash provided by investing activities was $100.4 million for the six months ended March 31, 2008 compared to cash used in investing activities of $91.6 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, capital expenditures and changes in restricted cash requirements. The amount of cash provided by investing activities for the first six months of fiscal year 2008 was primarily due to the sale of investments partially offset by the purchase of investments.
     Cash used in financing activities for the six months ended March 31, 2008 was $89.9 million compared to cash provided by financing activities of $17.3 million for the same period in the prior year. In the second quarter of fiscal 2008, our board of directors approved a stock repurchase program to repurchase up to $200 million of the Company’s outstanding common stock. Cash used in financing activities for the six months ended March 31, 2008 included $100 million to repurchase common stock under this plan. For the six months ended March 31, 2008 and 2007, cash received from financing activities resulted from the exercise of employee stock options and purchases under our employee stock purchase plan.
     As of March 31, 2008, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2014. There have been no material changes in our principal lease commitments compared to those discussed in the Form 10-K. In connection with the lease agreement for our corporate headquarters we established a restricted escrow account collateralized by a certificate of deposit that has been included on our balance sheet as a component of restricted cash. The total amount required in escrow reduces at various dates as set forth by the lease agreement. The amount required in escrow at March 31, 2008 was $3.6 million as set forth by the lease agreement.
     We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of March 31, 2008, we were committed to purchase approximately $16 million of such inventory during the next quarter.
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
     Our success depends on sales and continued innovation of our Application Delivery Networking product lines
     For the fiscal year ended September 30, 2007, and the three months ended March 31, 2008, we derived 94.5% and 90.1%, respectively of our product revenues from sales of our Application Delivery Networking (“ADN”) product lines. We continue to expect to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability and performance problems of our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
     We may not be able to compete effectively in the emerging application delivery networking and storage virtualization markets
     The markets we serve are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors in the application delivery networking market include Cisco Systems, Inc., Nortel Networks Corporation, Foundry Networks, Inc., Citrix Systems, Inc., Radware Ltd. and Juniper Networks, Inc. In the adjacent WAN Optimization market, we compete with Riverbed Technology, Inc., Juniper Networks, Inc., Packeteer, Inc., Cisco Systems, Inc. and Citrix systems, Inc. In the storage virtualization market, we compete with EMC, Network Appliance, Brocade and Cisco. We expect to continue to face additional competition as new participants enter our markets. As we continue to expand globally, we may see new competitors in different geographic regions. In addition, larger companies with significant resources, brand recognition, and sales channels may form alliances with or acquire competing application delivery networking solutions and emerge as significant competitors. Potential competitors may bundle their products or incorporate an Internet traffic management or security component into existing products in a manner that discourages users from purchasing our products.
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
     Our business may be harmed if our contract manufacturers are not able to provide us with adequate supplies of our products or if a single source of hardware assembly is lost or impaired
     We rely on third party contract manufacturers to assemble our products. We outsource the manufacturing of our hardware platforms to contract manufacturers who assemble these hardware platforms to our specifications. We have experienced minor delays in shipments from contract manufacturers in the past. However, if we experience major delays in the future or other problems, such as inferior quality and insufficient quantity of product, any one or a combination of these factors may harm our business and results of operations. The inability of our contract manufacturers to provide us with adequate supplies of our products or the loss of our contract manufacturer may cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and may harm our business and results of operations. In particular, we currently subcontract manufacturing of our application delivery networking products to a single contract manufacturer with whom we do not have a long-term contract. If our arrangement with this single source of hardware assembly was terminated or otherwise impaired, and we were not able to engage another contract manufacturer in a timely manner, our business, financial condition and results of operation could be adversely affected.
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
     We may not be able to sustain or develop new distribution relationships and a reduction or delay in sales to significant distribution partners could hurt our business
     We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two domestic distributors of our products together accounted for 24.8% and 25.2% of our total net revenue for the fiscal years 2007 and 2006, respectively. One domestic distributor of our products accounted for 12.0% of our total net revenue for the three months ended March 31, 2008. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
     Our investments in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments.
     At March 31, 2008, we held approximately $55.9 million in AAA-rated municipal auction rate securities that were valued at reported market prices and classified as current assets. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal auction rate securities we held because sell orders exceeded buy orders. We may not be able to liquidate these investments and realize their full carrying value unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. We do not believe the carrying values of these municipal auction rate securities are impaired, and we believe that we will be able to liquidate these investments without significant loss within the next 12 months. However, if the issuers of these securities are unable to successfully close future auctions and their credit ratings are lowered, we may be required to record future impairment charges related to these investments, which would harm our results of operations. If we are unable to find alternate means to liquidate these investments, we may have to reclassify all or a portion of these investments from current assets to long-term assets in future periods, and we may not realize the value of the investments until the final maturity of the underlying securities (up to 36 years).
     Our operating results are exposed to risks associated with international commerce
     As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to potential recessions in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements and natural disasters. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. International sales represented 41.6% and 42.6% of our net revenues for the fiscal years ended September 30, 2007 and 2006, respectively and 45.5% for the three months ended March 31, 2008. In particular, in fiscal year 2007, we derived 12.2% of our total revenue from the Japanese market. This revenue is dependent on a number of factors outside our control, including the viability and success of our resellers and the strength of the Japanese economy.
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

     Our historical stock option practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation. Beginning in May 2006 several derivative actions were filed against certain current and former directors and officers (as discussed further in Item 1, Note 5, “Commitments and Contingencies — Legal Proceedings”) based on allegations relating to our historical stock option practices. We cannot assure you that this current litigation will result in the same conclusions reached by the special committee of outside directors formed by our Board of Directors to conduct a review of our stock option practices (the “Special Committee”).
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At March 31, 2008, we held approximately $55.9 million in AAA rated municipal auction rate securities that were valued at reported market prices and classified as current assets. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal auction rate securities we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. The underlying assets of the municipal auction rate securities we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. We do not believe the carrying values of these municipal auction rate securities are impaired. In addition, we believe that we will be able to liquidate these investments without significant loss within the next 12 months. We are continuing to monitor the credit markets and may reclassify some or all of these securities from current assets to long-term assets in the future. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.
     Management believes there have been no other material changes to our quantitative and qualitative disclosures about market risk during the six month period ended March 31, 2008, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2007.
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
     Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008.
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
     Reference is made to Item 1, Note 5, “Commitments and Contingencies — Legal Proceedings,” of Part I of this Quarterly Report on Form 10-Q and Item 3, Legal Proceedings, in the Form 10-K, filed November 19, 2007 for descriptions of our legal proceedings. We continue to believe that the resolution of these legal proceedings will not have a material adverse effect on us and there have been no material developments since the time of the Form 10-K filing, except as noted in Item 1, Note 5 of Part I of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
     Information regarding risk factors appears in Part I — Item 2 of this Quarterly Report on Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors that May Affect Future Results” and in Part I — Item 1A of the Form 10-K. There have been no material changes from the risk factors previously disclosed in the Form 10-K, except for revisions to the Risk Factors entitled “Our business may be harmed if our contract manufacturers are not able to provide us with adequate supplies of our products or if a single source of hardware assembly is lost or impaired” and “We may not be able to sustain or develop new distribution relationships and a reduction or delay in sales to significant distribution partners could hurt our business,” and the addition of the Risk Factor entitled “Our investment in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On January 23, 2008, the Company announced that its board of directors approved a new program to repurchase up to $200 million of the Company’s outstanding common stock. Acquisitions for the share repurchase program will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The program may be discontinued at any time. As of May 8, 2008, the Company has repurchased approximately 4.4 million shares at an average price of $22.77 per share.
     Shares repurchased during the second quarter of fiscal 2008 are as follows (in thousands, except per share data):

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number of		Shares Purchased as	that May Yet be
	Shares	Average Price	Part of Publicly	Purchased
	Purchased (1)	Paid per Share	Announced Plan	Under the Plan

January 1, 2008 — January 31, 2008	—	$—	—	$200,000
February 1, 2008 — February 29, 2008	4,381,353	$22.77	4,381,353	$100,000
March 1, 2008 — March 31, 2008	—	$—	—	$100,000

(1)	These amounts include shares purchased as part of the publicly announced programs described in Part I of this report.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Shareholders on March 11, 2008. The following matters were voted upon at the Annual Meeting and received the number of votes indicated:
1.	To elect two Class III directors to hold office until the Annual meeting of Shareholders for fiscal year end 2010 and until their successors are elected and qualified.

	For	Withheld
A. Gary Ames	78,325,799	649,185
Scott Thompson	78,326,923	648,061
2.	To ratify the selection of PricewaterhouseCoopers LLP as our independent auditor for fiscal year 2008.

For:	78,180,330
Against:	756,050
Abstain:	38,603

In addition, the following persons continued as directors after the Annual Meeting:
Class I — Term Expiring in Fiscal Year 2009
Karl D. Guelich
Keith D. Grinstein
Class II — Term Expiring in Fiscal Year 2010
Deborah L. Bevier
Alan J. Higginson
John McAdam

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of May, 2008.

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