Form 10-Q
period 2008-06-30
F5 NETWORKS INC
filed 2008-08-07
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of August 6, 2008 was 80,490,180.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	September 30,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$109,184	$54,296
Short-term investments	158,112	204,169
Accounts receivable, net of allowances of $4,455 and $3,161	98,064	91,774
Inventories	9,662	10,672
Deferred tax assets	5,591	5,305
Other current assets	27,446	20,434

Total current assets	408,059	386,650

Restricted cash	2,774	3,959
Property and equipment, net	47,632	36,024
Long-term investments	179,592	216,366
Deferred tax assets	38,909	38,036
Goodwill	231,892	233,997
Other assets, net	25,615	29,256

Total assets	$934,473	$944,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,159	$25,525
Accrued liabilities	37,393	39,990
Deferred revenue	118,693	87,895

Total current liabilities	169,245	153,410

Other long-term liabilities	12,461	7,679
Deferred revenue, long-term	20,273	12,622

Total long-term liabilities	32,734	20,301

Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 80,232 and 84,379 shares issued and outstanding	510,676	598,436
Accumulated other comprehensive loss	(5,517)	(564)
Retained earnings	227,335	172,705

Total shareholders’ equity	732,494	770,577

Total liabilities and shareholders’ equity	$934,473	$944,288

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenues
Products	$114,786	$97,751	$337,139	$285,939
Services	50,799	34,674	141,771	94,121

Total	165,585	132,425	478,910	380,060

Cost of net revenues
Products	26,158	20,770	75,816	60,411
Services	12,020	8,867	34,289	24,565

Total	38,178	29,637	110,105	84,976

Gross profit	127,407	102,788	368,805	295,084

Operating expenses
Sales and marketing	60,483	45,158	176,714	127,390
Research and development	26,277	17,476	77,027	49,101
General and administrative	13,459	12,375	41,369	38,060

Total	100,219	75,009	295,110	214,551

Income from operations	27,188	27,779	73,695	80,533
Other income, net	3,716	7,175	15,437	20,836

Income before income taxes	30,904	34,954	89,132	101,369
Provision for income taxes	11,770	13,145	34,502	37,251

Net income	$19,134	$21,809	$54,630	$64,118

Net income per share — basic	$0.24	$0.26	$0.66	$0.77

Weighted average shares — basic	81,096	83,614	83,218	82,834

Net income per share — diluted	$0.23	$0.26	$0.65	$0.76

Weighted average shares — diluted	81,951	85,310	84,308	84,832

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	Nine Months Ended June 30, 2008
			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Loss	Earnings	Equity
Balance, September 30, 2007	84,379	$598,436	$(564)	$172,705	$770,577
Exercise of employee stock options	551	6,376	—	—	6,376
Issuance of stock under employee stock purchase plan	473	10,708	—	—	10,708
Issuance of restricted stock	979	—	—	—	—
Repurchase of common stock	(6,150)	(150,000)	—	—	(150,000)
Tax benefit from employee stock transactions	—	(664)	—	—	(664)
Stock-based compensation	—	45,820	—	—	45,820
Comprehensive income:
Net income	—	—	—	54,630	—
Foreign currency translation adjustment	—	—	(1,065)	—	—
Unrealized loss on securities	—	—	(3,888)	—	—

Total comprehensive income	—	—	—	—	49,677

Balance, June 30, 2008	80,232	$510,676	$(5,517)	$227,335	$732,494

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended
	June 30,
	2008	2007
Operating activities
Net income	$54,630	$64,118
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of assets and investments	18	(11)
Stock-based compensation	45,820	31,007
Provisions for doubtful accounts and sales returns	1,887	1,001
Depreciation and amortization	17,362	11,315
Deferred income taxes	478	8,206
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(8,083)	(15,938)
Inventories	1,009	(3,516)
Other current assets	(5,595)	(4,025)
Other assets	(1,673)	(1,802)
Accounts payable and accrued liabilities	(9,554)	8,706
Deferred revenue	38,448	22,928

Net cash provided by operating activities	134,747	121,989

Investing activities
Purchases of investments	(421,697)	(708,591)
Sales and maturities of investments	500,672	578,552
Investment of restricted cash	—	(5)
Acquisition of business, net of cash acquired	(995)	—
Purchases of property and equipment	(23,201)	(11,662)

Net cash provided by (used in) investing activities	54,779	(141,706)

Financing activities
Tax (expense) benefit from nonqualified stock options	(664)	9,603
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	17,075	20,967
Repurchase of common stock	(150,000)	—

Net cash (used in) provided by financing activities	(133,589)	30,570

Net increase in cash and cash equivalents	55,937	10,853
Effect of exchange rate changes on cash and cash equivalents	(1,049)	(559)
Cash and cash equivalents, beginning of period	54,296	37,746

Cash and cash equivalents, end of period	$109,184	$48,040

Supplemental disclosure of non-cash financing activities:

Unrealized loss on investments	$4,223	$877

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Summary of Significant Accounting Policies
Description of Business
     F5 Networks, Inc. (the “Company”) provides products and services to help companies manage their Internet Protocol (IP) traffic and file storage infrastructure efficiently and securely. The Company’s application delivery networking products improve the performance, availability and security of applications on Internet-based networks. Internet traffic between network-based applications and clients passes through these devices where the content is inspected to ensure that it is safe and modified as necessary to ensure that it is delivered securely and in a way that optimizes the performance of both the network and the applications. The Company’s storage virtualization products simplify and reduce the cost of managing files and file storage devices, and ensure fast, secure, easy access to files for users and applications. The Company also offers a broad range of services that include consulting, training, installation, maintenance and other technical support services.
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
     Whenever product, installation, training and post-contract customer support (“PCS”) elements are sold together, a portion of the sales price is allocated to each element based on their respective fair values as determined when the individual elements are sold separately. We determine fair value based on the type of customer and region in which the package is sold. Where fair value of certain elements are not available, we recognize revenue on the residual method permitted under SOP 98-9 based on the fair value of undelivered elements. Revenues from the license of software are recognized when the software has been shipped and the customer is obligated to pay for the software. When rights of return are present and the Company cannot estimate returns, it recognizes revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes a limited period of telephone support updates, bug fixes and rights to upgrades, when and if available. Installation revenue is recognized when the product has been installed at the customer’s site. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.
Goodwill
     Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. We have adopted the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Goodwill of $150.2 million was recorded in connection with the acquisition of Acopia Networks, Inc. in the fourth quarter of 2007, goodwill of $32.0 million was recorded in connection with the acquisition of Swan Labs, Inc. in fiscal year 2006, goodwill of $25.5 million was recorded in connection with the acquisition of MagniFire Websystems Inc. in fiscal year 2004 and goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in fiscal year 2003. In March 2008, we completed our annual impairment test and concluded that there was no impairment of goodwill.
Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“FAS 123R”), using the straight-line attribution method for recognizing compensation expense. The Company recognized $14.8 million and $10.6 million of stock-based compensation expense for the three months ended June 30, 2008 and 2007, respectively, and $45.8 million and $31.0 million for the nine months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was $56.8 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.
     The Company issues incentive awards to its employees through stock-based compensation consisting of stock options and restricted stock units (“RSUs”). On August 1, 2008, the Company awarded approximately 1.5 million RSUs to employees and executive officers pursuant to the Company’s annual equity awards program. The value of RSUs is determined using the intrinsic value method, which in this case, is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. Alternatively, in determining the fair value of stock options, the Company uses the Black-Scholes option pricing model that employs the following key assumptions. Expected volatility is based on the annualized daily historical volatility of the Company’s stock price over the expected life of the option. Expected term of the option is based on historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years. The Company’s stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.
     FAS 123R also requires that the Company recognize compensation expense for only the portion of stock options or RSUs that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. The Company’s estimated forfeiture rate in the third quarter of fiscal 2008 is 4%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.
     Compensation cost recognized for the three month period ended June 30, 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation and (b) compensation cost for all share-based payments granted or modified subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

     In August 2007, the Company granted 276,400 RSUs to certain current executive officers. Fifty percent of the aggregate number of RSUs granted at such time vest in equal quarterly increments over two years, until such portion of the grant is fully vested on August 1, 2009. Twenty five percent of the RSU grant is subject to the Company achieving specified percentage increases in total revenue during the period beginning in the fourth quarter of fiscal year 2007 through the third quarter of fiscal year 2008, relative to the same periods in fiscal years 2006 and 2007. The remaining twenty five percent is subject to the Company achieving specified percentage increases in total revenue during the period beginning in the fourth quarter of fiscal year 2008 through the third quarter of fiscal year 2009, relative to the same periods in fiscal years 2007 and 2008, as set by the Compensation Committee of the Company’s Board of Directors.
     In December 2006, the Company granted 456,000 RSUs to certain current executive officers. Fifty percent of the aggregate number of RSUs granted at such time vest in equal quarterly increments over two years, until such portion of the grant is fully vested on November 1, 2008. Twenty five percent of the RSU grant was subject to the Company achieving specified percentage increases in total revenue for fiscal year 2007, relative to fiscal year 2006. This twenty five percent was fully earned in fiscal 2007. The remaining twenty five percent is subject to the Company achieving specified percentage increases in total revenue for fiscal year 2008, relative to fiscal year 2007.
     On January 23, 2008, the Company announced that its Board of Directors approved a new program to repurchase up to $200 million of the Company’s outstanding common stock. Acquisitions for the share repurchase program will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The program may be discontinued at any time. As of August 6, 2008, the Company has repurchased and retired approximately 6.8 million shares at an average price of $24.89 per share.
Earnings Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator
Net income	$19,134	$21,809	$54,630	$64,118

Denominator
Weighted average shares outstanding — basic	81,096	83,614	83,218	82,834
Dilutive effect of common shares from stock options and restricted stock units	855	1,696	1,090	1,998

Weighted average shares outstanding — diluted	81,951	85,310	84,308	84,832

Basic net income per share	$0.24	$0.26	$0.66	$0.77

Diluted net income per share	$0.23	$0.26	$0.65	$0.76

     Approximately 0.7 million and 0.1 million of common shares potentially issuable from stock options for the three months ended June 30, 2008 and 2007, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period. Approximately 0.6 million and 0.1 million of common shares potentially issuable from stock options for the nine months ended June 30, 2008 and 2007, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common stock for the respective period.

Comprehensive Income
     Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized losses on securities and foreign currency translation adjustments are included in accumulated other comprehensive loss. Comprehensive income and its components were as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net Income	$19,134	$21,809	$54,630	$64,118
Unrealized gain (loss) on securities, net of tax	(2,156)	(136)	(3,888)	475
Foreign currency translation adjustment	(177)	(268)	(1,065)	(769)

Total comprehensive income	$16,801	$21,405	$49,677	$63,824

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

2.  Short-Term and Long-Term Investments
     Short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2008
Corporate bonds and notes	$7,654	$36	$—	$7,690
Municipal bonds and notes	32,947	305	(1)	33,251
Auction rate securities	55,850	—	(3,670)	52,180
U.S. government securities	64,960	126	(95)	64,991

	$161,411	$467	$(3,766)	$158,112

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2007
Corporate bonds and notes	$17,923	$20	$(29)	$17,914
Municipal bonds and notes	9,000	2	—	9,002
Auction rate securities	70,100	—	—	70,100
U.S. government securities	107,185	38	(70)	107,153

	$204,208	$60	$(99)	$204,169

     Long-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2008
Corporate bonds and notes	$2,005	$—	$(3)	$2,002
Municipal bonds and notes	70,992	100	(251)	70,841
U.S. government securities	106,701	251	(203)	106,749

	$179,698	$351	$(457)	$179,592

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2007
Corporate bonds and notes	$2,648	$—	$—	$2,648
Municipal bonds and notes	29,414	61	—	29,475
U.S. government securities	183,784	459	—	184,243

	$215,846	$520	$—	$216,366

     The amortized cost and fair value of fixed maturities at June 30, 2008, by contractual years-to-maturity, are presented below (in thousands):

	Amortized
	Cost	Fair Value
One year or less	$161,411	$158,112
Over one year through five years	179,698	179,592

	$341,109	$337,704

     The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for the first nine months of fiscal 2008 were primarily caused by reductions in the values of the auction rate securities due to the illiquid markets and were partially offset by unrealized gains related to interest rate decreases. The Company has determined the unrealized losses are temporary as the duration of the decline in value of investments has been short, the extent of the decline, in both dollars and as a percentage of costs, is not significant, and the Company has the ability and intent to hold the investments until it recovers at least substantially all of the cost of the investments.

     The following table summarizes investments that have unrealized losses as of June 30, 2008 (in thousands):

	Less Than 12 Months		12 Months of Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2008
Corporate bonds and notes	$2,002	$3	$—	$—	$2,002	$3
Municipal bonds and notes	22,545	137	26,298	115	48,843	252
Auction rate securities	49,824	3,670	—	—	49,824	3,670
U.S. government securities	63,852	219	19,994	79	83,846	298

Total	$138,223	$4,029	$46,292	$194	$184,515	$4,223

     The Company’s investments include auction rate securities, which are variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through an auction process, typically held every 7, 28 or 35 days, creating short-term liquidity. The securities trade at par, and interest is paid at the end of each auction period. The Company limits its investments in auction rate securities to securities that carry an AAA (or equivalent) rating from recognized rating agencies and limits the amount of credit exposure to any one issuer. At the time of our initial investment and at the date of this report, all auction rate securities remain AAA rated. The investments are classified as available-for-sale and are reported as current assets. The Company expects its short-term investments to be sold within one year, regardless of legal maturity date. The auction rate securities are valued and recorded at reported market prices and classified as current assets. The underlying assets of the municipal auction rate securities we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government.
     Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal auction rate securities we held because sell orders exceeded buy orders. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside the auction process. We recorded an unrealized loss on these securities of $3.7 million as of June 30, 2008. We do not believe this loss to be other than temporary.  However, the Company will reassess this conclusion in future reporting periods based on several factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of the credit ratings of investments, market risk and other factors.  Such a reassessment may change the classification of the investments to long-term or result in a conclusion that the investments are more than temporarily impaired.
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
     Inventories consist of the following (in thousands):

	June 30,	September 30,
	2008	2007
Finished goods	$6,476	$7,703
Raw materials	3,186	2,969

	$9,662	$10,672

4. Business Combinations
     The Company’s acquisitions are accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. The fair values assigned to the tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions and other information compiled by management and were ultimately determined by the Company based on this information, notwithstanding any prior reference in the Company’s public filings to third party valuations related to this analysis. In accordance with SFAS No. 142, “Goodwill and other Intangible Assets,” goodwill is not amortized but instead is tested for impairment at least annually.
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
     The Company offers warranties of one year for hardware with the option of purchasing additional PCS in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. The following table summarizes the activity related to product warranties for the three months and nine months ended June 30, 2008 and 2007 (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Balance, beginning of period	$600	$1,582	$1,757	$1,582
Charges to cost of revenues	2,996	1,039	7,191	2,377
Applied to liability	(2,996)	(1,039)	(8,348)	(2,377)

Balance, end of period	$600	$1,582	$600	$1,582

Purchase Commitments
     The Company currently has arrangements with contract manufacturers and other suppliers for the manufacture of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on their behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless they give notice of order cancellation in advance of applicable lead times. As of June 30, 2008, the Company was committed to purchase approximately $14 million of such inventory during the next quarter.
Legal Proceedings
     Derivative Suits.  Beginning on or about May 24, 2006, several derivative actions were filed against certain current and former directors and officers of the Company. These derivative lawsuits were filed in: (1) the Superior Court of King County, Washington, as In re F5 Networks, Inc. State Court Derivative Litigation (Case No. 06-2-17195-1 SEA), which consolidates Adams v. Amdahl, et al. (Case No. 06-2-17195-1 SEA), Wright v. Amdahl, et al. (Case No. 06-2-19159-5 SEA), and Sommer v. McAdam, et al. (Case No. 06-2-26248-4 SEA) (the “State Court Derivative Litigation”); and (2) in the U.S. District Court for the Western District of Washington, as In re F5 Networks, Inc. Derivative Litigation, Master File No. C06-0794RSL, which consolidates Hutton v. McAdam, et al. (Case No. 06-794RSL), Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust v. McAdam et al. (Case No. C06-1057RSL), and Easton v. McAdam et al. (Case No. C06-1145RSL) (the “Federal Court Derivative Litigation”). On August 2, 2007, another derivative lawsuit, Barone v. McAdam et al. (Case No. C07-1200P), was filed in the U.S. District Court for the Western District of Washington. The Barone lawsuit was designated a related case to the Federal Court Derivative Litigation on September 4, 2007. The complaints generally allege that certain of the Company’s current and former directors and officers, including, in general, each of the Company’s current outside directors (other than Deborah L. Bevier and Scott Thompson who joined the Company’s Board of Directors in July 2006 and January 2008, respectively) breached their fiduciary duties to the Company by engaging in alleged wrongful conduct concerning the manipulation of certain stock option grant dates. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The Company’s combined motion to consolidate and stay the State Court Derivative Litigation was granted in a court order dated April 3, 2007. The Company’s motion to dismiss the Federal Court Derivative Litigation based on plaintiffs’ failure to make demand on the Company’s Board of Directors prior to filing suit was granted in a court order dated August 6, 2007 with leave to amend the allegations in plaintiffs’ complaint. Plaintiffs, including plaintiff Barone, filed an amended consolidated federal derivative action complaint on September 14, 2007. The Company filed a motion to dismiss the amended complaint based on plaintiff’s failure to make demand on the Company’s Board of Directors prior to filing suit. On July 3, 2008, before ruling on the Company’s pending dismissal motion, the federal court entered an order certifying certain issues of Washington state law to the Washington Supreme Court for resolution. Briefing the Washington Supreme Court on the certified issues will begin September 15, 2008. The federal derivative actions are stayed pending resolution of the certification proceeding. The Company intends to continue to vigorously pursue dismissal of the derivative actions.

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
6. Income Taxes
     The effective tax rate was 38.1% and 37.6% for the three months ended June 30, 2008 and 2007, respectively. At December 31, 2007 the federal tax credit for increasing research activities expired. While this credit has a history of expiration and then subsequent reinstatement, we cannot pass judgment on what we think might occur in the future based upon this history when calculating an interim period tax expense. Therefore, the expiration of this credit has impacted our effective tax rate 1.4% for the quarter ending June 30, 2008.
     The Company adopted the provisions of FASB Interpretation No. 48,”Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), on October 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies Statement 109, “Accounting for Income Taxes”, the Company recognizes the financial statement impact of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest impact that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions where the statute of limitations remained open for all of the Company’s tax years. As a result of the implementation of FIN 48, the Company did not incur any change in the liability for unrecognized tax benefits which at adoption of FIN 48 had a balance of $3.9 million. There have been no material changes to this balance since October 1, 2007.
     The company will accrue interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. At the adoption of FIN 48 the company had not accrued any interest or penalties on unrecognized tax benefits. In the three months and nine months ended June 30, 2008, the company accrued approximately $114,000 of interest expense related to its liability for unrecognized tax benefits under FIN 48.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2004. Major jurisdictions that are wholly owned subsidiaries of F5 Networks, Inc. are required to file including the United Kingdom, Japan, Australia and Germany. Periods open for review by local taxing authorities are FY 2006, FY 2003, FY 2004 and FY 2003, respectively. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal year end 2003 and 2004 tax returns filed in various states and the fiscal year end 2005 federal income tax return.
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
     The following presents revenues by geographic region (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Americas	$96,325	$77,220	$270,974	$223,322
EMEA	35,566	24,011	104,672	65,907
Japan	12,143	15,439	44,839	46,022
Asia Pacific	21,551	15,755	58,425	44,809

	$165,585	$132,425	$478,910	$380,060

     Net revenues from international customers are primarily denominated in U.S. dollars and totaled $69.3 million and $55.2 million for the three months ended June 30, 2008 and 2007, respectively, and $207.9 and $156.7 million for the nine months ended June 30, 2008 and 2007, respectively. Two domestic distributors accounted for 25.0% and 24.0% of total net revenue for the three and nine month periods ended June 30, 2008, respectively. Three domestic distributors accounted for 33.6% of total net revenue for the three month period ended June 30, 2007. Two domestic distributors accounted for 25.2% of total net revenue for the nine month period ended June 30, 2007.
8. Subsequent Event
     Subsequent to the quarter ended June 30, 2008, the Company entered into sublease agreements for a portion of the office space in Seattle, Washington and closed the office in Bellevue, Washington. The Company anticipates incurring a loss of approximately $3.3 million, net of tax during the fourth quarter of fiscal 2008 in connection with the closure of the Company’s offices in Bellevue, Washington and subleasing of a portion of the office space in Seattle.

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
     Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:
• Revenues. The majority of our revenues are derived from sales of our Application Delivery Networking (“ADN”) products; BIG-IP Local Traffic Manager, BIG-IP Global Traffic Manager, BIG-IP ISP Traffic Manager, TrafficShield Application Firewall, WANJet, and WebAccelerator; FirePass SSL VPN servers; and our ARX storage virtualization products. We also derive revenues from the sales of services including annual maintenance contracts, installation, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are key indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.
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
• Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The decrease was primarily due to $100 million and $50 million of cash used to repurchase outstanding common stock under our stock repurchase program in the second and third quarters of fiscal 2008, respectively, offset by cash provided by operating activities of $134.7 million for the nine months ended June 30,

2008. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for the first nine months of fiscal year 2008 were comprised primarily of tenant improvements and information technology infrastructure and equipment to support the growth of our core business activities.
• Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase due to the growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the third quarter of fiscal year 2008 was 53. We expect to maintain this metric in the mid 50-day range going forward.
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
• Investments. Our investments are diversified among high-credit quality debt securities in accordance with our investment policy. We classify our investments as available-for-sale, which are reported at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders’ equity. Realized gains and losses and declines in value of investments judged to be other than temporary are included in other income (expense). To date, we have not deemed it necessary to record any charges related to other-than-temporary declines in the estimated fair values of our marketable debt securities. The fair value of our investments is subject to volatility. Declines in the fair value of our investments judged to be other than temporary could adversely affect our future operating results.
Results of Operations
     The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except percentages)
Net Revenues
Products	$114,786	$97,751	$337,139	$285,939
Services	50,799	34,674	141,771	94,121

Total	$165,585	$132,425	$478,910	$380,060

Percentage of net revenues
Products	69.3%	73.8%	70.4%	75.2%
Services	30.7	26.2	29.6	24.8

Total	100.0%	100.0%	100.0%	100.0%

     Net revenues. Total net revenues increased 25.0% and 26.0% for the three and nine months ended June 30, 2008, respectively, from the comparable periods in the prior year. The revenue growth was due to increased demand for our core ADN products and revenue from our ARX storage virtualization products. In addition, service revenues contributed to the overall revenue growth as a result of our increased installed base of products. International revenues were 41.8% and 43.4% of total net revenues for the three and nine months ended June 30, 2008, respectively, compared to 41.7% and 41.2% for the three and nine months ended June 30, 2007, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
     Net product revenues increased 17.4% and 17.9% for the three and nine months ended June 30, 2008, respectively, from the comparable periods in the prior year. The increase in net product sales for the three months ended June 30, 2008 was primarily due to an increase of $14.1 million in sales of our ADN products and $3.3 million in sales of our ARX storage virtualization products. The increase of $37.4 million in net product sales for the nine months ended June 30, 2008 was primarily due to growth in the volume of product sales of our ADN products and sales of our ARX storage virtualization products of $15.4 million.
     Net service revenues increased 46.5% and 50.6% for the three and nine months ended June 30, 2008, respectively, from the comparable periods in the prior year. The increase in services revenue was primarily due to increases in the purchase or renewal of maintenance contracts as our installed base of products increased.
     Avnet Technology Solutions and Ingram Micro Inc., two of our domestic distributors, accounted for 14.2% and 10.8% of our total net revenue for the three months ended June 30, 2008, respectively. Avnet Technology Solutions and Ingram Micro Inc. accounted for 13.4% and 10.6% of our total net revenue for the nine months ended June 30, 2008, respectively. Avnet Technology Solutions, Ingram Micro Inc. and Tech Data, three of our domestic distributors, accounted for 12.3%, 11.2% and 10.1% of our total net revenue for the three months ended June 30, 2007. Avnet Technology Solutions and Ingram Micro Inc. accounted for 13.2% and 12.0% of our total net revenue for the nine months ended June 30, 2007, respectively. No other distributors accounted for more than 10% of total net revenue.

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$26,158	$20,770	$75,816	$60,411
Services	12,020	8,867	34,289	24,565

Total	38,178	29,637	110,105	84,976

Gross profit	$127,407	$102,788	$368,805	$295,084
Percentage of net revenues
Products	22.8%	21.2%	22.5%	21.1%
Services	23.7	25.6	24.2	26.1

Total	23.1	22.4	23.0	22.4

Gross profit	76.9%	77.6%	77.0%	77.6%

     Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Our product margins remained stable for all periods presented at approximately 77%. Cost of net product revenues increased to $26.2 million and $75.8 million for the three and nine months ended June 30, 2008, respectively, up from $20.8 million and $60.4 million for the three and nine months ended June 30, 2007, respectively. The increases were primarily due to the higher volume of units shipped which included our ARX storage virtualization products for the first nine months of fiscal 2008 and increased indirect manufacturing costs.
     Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three months and nine months ended June 30, 2008, cost of net services revenues as a percentage of net service revenues remained relatively stable as compared to the periods in the prior year at 23.7% and 24.2%, respectively. Cost of net service revenues for the three months and nine months ended June 30, 2008 increased primarily as a result of growth in professional services headcount. Professional services headcount at the end of June 2008 increased to 316 from 259 at the end of June

2007. Going forward, we expect to continue to increase our cost of service revenues to support our expanded product lines and growing customer base.

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$60,483	$45,158	$176,714	$127,390
Research and development	26,277	17,476	77,027	49,101
General and administrative	13,459	12,375	41,369	38,060

Total	$100,219	$75,009	$295,110	$214,551

Operating expenses (as a percentage of net revenue)
Sales and marketing	36.5%	34.1%	36.9%	33.5%
Research and development	15.9	13.2	16.1	12.9
General and administrative	8.1	9.3	8.6	10.0

Total	60.5%	56.6%	61.6%	56.4%

     Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, facilities and depreciation expenses. Sales and marketing expenses increased 33.9% and 38.7% for the three and nine months ended June 30, 2008, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to increases in commissions and personnel costs of $10.6 million and $34.3 million for the three and nine months ended June 30, 2008, respectively. The increase in commissions and personnel costs were driven by growth in sales and marketing employee headcount, the additional headcount related to our storage virtualization products and increased revenue for the respective periods. Sales and marketing headcount at the end of June 2008 increased to 709 from 569 at the end of June 2007. In addition, sales and marketing expense included stock-based compensation expense of $5.8 million and $18.4 million for the three and nine months ended June 30, 2008, respectively, compared to $4.0 million and $11.9 million for the three and nine months ended June 30, 2007, respectively. We expect to continue to increase sales and marketing expenses in order to grow revenues and increase our market share.
     Research and development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 50.4% and 56.9% for the three and nine months ended June 30, 2008, respectively, from the comparable periods in the prior year. The increase in research and development expense was primarily due to increases of $4.8 million and $16.2 million in personnel costs for the three and nine months ended June 30, 2008, respectively. Research and development headcount at the end of June 2008 increased to 453 from 363 at the end of June 2007. The growth in headcount was primarily related to enhancement of our current products, our ability to develop new, technologically advanced products that meet the changing needs of our customers and additional headcount related to our storage virtualization products. In addition, research and development expense included stock-based compensation expense of $4.1 million and $12.2 million for the three and nine months ended June 30, 2008, respectively, compared to $2.6 million and $7.5 million for the three and nine months ended June 30, 2007, respectively. We expect to continue to increase research and development expenses as our future success is dependent on the continued development of our products.
     General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 8.8% and 8.7% for the three and nine months ended June 30, 2008, respectively, from the comparable period in the prior year. The increase in general and administrative expense for the three and nine months ended June 30, 2008 was primarily due to increased employee headcount. General and administrative expense is expected to remain at these increased levels as we continue to build our infrastructure to support the worldwide growth of our business.

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except percentages)
Other Income and Income Taxes
Income from operations	$27,188	$27,779	$73,695	$80,533
Other income, net	3,716	7,175	15,437	20,836

Income before income taxes	30,904	34,954	89,132	101,369
Provision for income taxes	11,770	13,145	34,502	37,251

Net income	$19,134	$21,809	$54,630	$64,118

Other income and income taxes (as percentage of revenue)
Income from operations	16.4%	21.0%	15.4%	21.2%
Other income, net	2.3	5.4	3.2	5.5

Income before income taxes	18.7	26.4	18.6	26.7
Provision for income taxes	7.1	9.9	7.2	9.8

Net income	11.6%	16.5%	11.4%	16.9%

     Other income, net. Other income, net, consists of interest income and foreign currency transaction gains and losses. Other income, net, decreased 48.2% and 25.9% for the three and nine months ended June 30, 2008, respectively, from the comparable periods in the prior year. The decrease was due to reduced investment balances as additional cash was required for the acquisition of Acopia Networks in September, 2007 and the repurchase of outstanding common stock under our stock repurchase program in the second and third quarters of fiscal 2008.
     Provision for Income taxes. We recorded a 38.1% provision for income taxes for the three month period ended June 30, 2008. The change in the effective tax rate from 39.7% at September 30, 2007 to 38.1% at June 30, 2008 is largely attributable to an increase in the estimated Domestic Manufacturing Deduction for fiscal year end September 30, 2008 over the Domestic Manufacturing Deduction utilized in the tax provision for fiscal year end September 30, 2007 and a reduction in the estimate of the limitation on deductibility of wages under IRC. Sec. 162(m) for fiscal year end September 30, 2008 as compared to the limitation on deductibility of wages under IRC Sec. 162(m) utilized in the tax provision for fiscal year ended September 30, 2007.
     At June 30, 2008, we did not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that these assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at June 30, 2008 and June 30, 2007 were $44.5 million and $15.4 million, respectively. Our worldwide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in the various geographic locations in which we operate, changes in the valuation of our net deferred tax assets, resolution of potential exposures, tax positions taken on tax returns filed in the various geographic locations in which we operate, introduction of new accounting standards or changes in tax laws or interpretations thereof in the various geographic locations in which we operate. We have recorded liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense.
Liquidity and Capital Resources
     Cash and cash equivalents, short-term investments and long-term investments were $446.9 million as of June 30, 2008 compared to $474.8 million as of September 30, 2007, representing a decrease of $27.9 million. The decrease was primarily due to $100 million and $50 million of cash used to repurchase outstanding common stock under our stock repurchase program in the second and third quarters of fiscal 2008, respectively, offset by cash provided by operating activities of $134.7 million for the nine months ended June 30, 2008. The increase in cash flow from operations for the first nine months of fiscal year 2008 resulted from changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, excluding ARS’s together with cash generated from operations should be sufficient to meet our operating requirements for the foreseeable future.

     At June 30, 2008, the fair value of our AAA rated municipal auction rate securities that were valued at reported market prices and classified as current assets was approximately $55.9 million. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal auction rate securities we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. The underlying assets of the municipal auction rate securities we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. We do not believe the carrying values of these municipal auction rate securities are impaired. In addition, we believe that we will be able to liquidate these investments without significant loss within the next 12 months. We are continuing to monitor the credit markets and may reclassify some or all of these securities from current assets to long-term assets in the future. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.
     Cash provided by investing activities was $54.8 million for the nine months ended June 30, 2008 compared to cash used in investing activities of $141.7 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, capital expenditures and changes in restricted cash requirements. The amount of cash provided by investing activities for the first nine months of fiscal year 2008 was primarily due to the sale of investments partially offset by the purchase of investments.
     Cash used in financing activities for the nine months ended June 30, 2008 was $133.6 million compared to cash provided by financing activities of $30.6 million for the same period in the prior year. In the second quarter of fiscal 2008, our board of directors approved a stock repurchase program to repurchase up to $200 million of the Company’s outstanding common stock. Cash used in financing activities for the nine months ended June 30, 2008 included $150 million to repurchase common stock under this plan. For the nine months ended June 30, 2008 and 2007, cash received from financing activities resulted from the exercise of employee stock options and purchases under our employee stock purchase plan.
     As of June 30, 2008, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2014. There have been no material changes in our principal lease commitments compared to those discussed in the Form 10-K. In connection with the lease agreement for our corporate headquarters we established a restricted escrow account collateralized by a certificate of deposit that has been included on our balance sheet as a component of restricted cash. The total amount required in escrow reduces at various dates as set forth by the lease agreement. The amount required in escrow at June 30, 2008 was $3.6 million as set forth by the lease agreement.
     We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of June 30, 2008, we were committed to purchase approximately $14 million of such inventory during the next quarter.
Recent Accounting Pronouncements
     The anticipated impact of recent accounting pronouncements is discussed in Note 1 to the accompanying Notes to Consolidated Financial Statements of this Quarterly Report on form 10-Q.
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
     Our success depends on sales and continued innovation of our Application Delivery Networking product lines
     For the fiscal year ended September 30, 2007, and the three months ended June 30, 2008, we derived 94.5% and 93.1%, respectively of our product revenues from sales of our Application Delivery Networking (“ADN”) product lines. We continue to expect to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability and performance problems of our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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
     We may not be able to sustain or develop new distribution relationships and a reduction or delay in sales to significant distribution partners could hurt our business
     We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two domestic distributors of our products together accounted for 24.8% and 25.2% of our total net revenue for the fiscal years 2007 and 2006, respectively. Two domestic distributors of our products accounted for 25.0% of our total net revenue for the three months ended June 30, 2008. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
     At June 30, 2008, the fair value of our AAA rated municipal auction rate securities that were valued at reported market prices and classified as current assets was approximately $55.9 million. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal auction rate securities we held because sell orders exceeded buy orders. We may not be able to liquidate these investments and realize their full carrying value unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. We do not believe the carrying values of these municipal auction rate securities are impaired, and we believe that we will be able to liquidate these investments without significant loss within the next 12 months. However, if the issuers of these securities are unable to successfully close future auctions and their credit ratings are lowered, we may be required to record future impairment charges related to these investments, which would harm our results of operations. If we are unable to find alternate means to liquidate these investments, we may have to reclassify all or a portion of these investments from current assets to long-term assets in future periods, and we may not realize the value of the investments until the final maturity of the underlying securities (up to 36 years).
     Our operating results are exposed to risks associated with international commerce
     As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to potential recessions in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements and natural disasters. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. International sales represented 41.6% and 42.6% of our net revenues for the fiscal years ended September 30, 2007 and 2006, respectively and 41.8% and 43.4% for the three and nine months ended June 30, 2008, respectively. In particular, in fiscal year 2007, we derived 12.2% of our total revenue from the Japanese market. This revenue is dependent on a number of factors outside our control, including the viability and success of our resellers and the strength of the Japanese economy.
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
     Our historical stock option practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation. Beginning in May 2006 several derivative actions were filed against certain current and former directors and officers (as discussed further in Item 1, Note 5, “Commitments and Contingencies – Legal Proceedings”) based on allegations relating to our historical stock option practices. We cannot assure you that this current litigation will result in the same conclusions reached by the special committee of outside directors formed by our Board of Directors to conduct a review of our stock option practices (the “Special Committee”).
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At June 30, 2008, the fair value of our AAA rated municipal auction rate securities that were valued at reported market prices and classified as current assets was approximately $55.9 million. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal auction rate securities we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. The underlying assets of the municipal auction rate securities we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. We do not believe the carrying values of these municipal auction rate securities are impaired. In addition, we believe that we will be able to liquidate these investments without significant loss within the next 12 months. We are continuing to monitor the credit markets and may reclassify some or all of these securities from current assets to long-term assets in the future. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

     Management believes there have been no other material changes to our quantitative and qualitative disclosures about market risk during the nine month period ended June 30, 2008, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2007.
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
     Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008.
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
     Reference is made to Item 1, Note 5, “Commitments and Contingencies – Legal Proceedings,” of Part I of this Quarterly Report on Form 10-Q and Item 3, Legal Proceedings, in the Form 10-K, filed November 19, 2007 for descriptions of our legal proceedings. We continue to believe that the resolution of these legal proceedings will not have a material adverse effect on us and there have been no material developments since the time of the Form 10-K filing, except as noted in Item 1, Note 5 of Part I of this Quarterly Report on Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On January 23, 2008, the Company announced that its board of directors approved a new program to repurchase up to $200 million of the Company’s outstanding common stock. Acquisitions for the share repurchase program will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The program may be discontinued at any time. As of August 6, 2008, the Company has repurchased approximately 6.8 million shares at an average price of $24.89 per share.
     Shares repurchased during the second and third quarters of fiscal 2008 are as follows (in thousands, except per share data):

			Total Number of	Approximate Dollar
	Total Number		Shares Purchased	Value of Shares that
	of Shares	Average Price	per the Publicly	May Yet be Purchased
	Purchased (1)	Paid per Share	Announced Plan	Under the Plan
January 1, 2008 – January 31, 2008	—	$—	—	$200,000
February 1, 2008 – February 29, 2008	4,381,353	$22.77	4,381,353	$100,000
March 1, 2008 – March 31, 2008	—	$—	—	$100,000

April 1, 2008 – April 30, 2008	—	$—	—	$100,000
May 1, 2008 – May 31, 2008	1,768,517	$28.22	1,768,517	$50,000
June 1, 2008 – June 30, 2008	—	$—	—	$50,000

July 1, 2008 – July 31, 2008	—	$—	—	$50,000
August 1, 2008 – August 6, 2008	685,658	$29.81	685,658	$29,528

(1)	These amounts include shares purchased as part of the publicly announced programs described in Part I of this report.

Item 6. Exhibits

Exhibit
Number		Exhibit Description
3.1	—	Second Amended and Restated Articles of Incorporation of the Registrant (1)

3.2	—	Amended and Restated Bylaws of the Registrant (1)

4.1	—	Specimen Common Stock Certificate (1)

10.35*	—	Form of Restricted Stock Unit agreement under the Assumed Acopia Networks, Inc. 2001 Stock Incentive Plan (with acceleration upon change of control)

10.36*	—	Form of Restricted Stock Unit agreement under the Assumed Acopia Networks, Inc. 2001 Stock Incentive Plan (with no acceleration upon change of control)

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of August, 2008.

F5 NETWORKS, INC.
By:	/s/ JOHN RODRIGUEZ
John Rodriguez
Senior Vice President, Chief Accounting Officer (principal financial officer)

EXHIBIT INDEX

Exhibit
Number		Exhibit Description
3.1	—	Second Amended and Restated Articles of Incorporation of the Registrant (1)

3.2	—	Amended and Restated Bylaws of the Registrant (1)

4.1	—	Specimen Common Stock Certificate (1)

10.35*	—	Form of Restricted Stock Unit agreement under the Assumed Acopia Networks, Inc. 2001 Stock Incentive Plan (with acceleration upon change of control)

10.36*	—	Form of Restricted Stock Unit agreement under the Assumed Acopia Networks, Inc. 2001 Stock Incentive Plan (with no acceleration upon change of control)

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.