Form 10-K
period 2008-09-30
F5 NETWORKS INC
filed 2008-11-21
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 31, 2008, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $1,466,793,746 based on the closing sales price of the Registrant’s Common Stock on the Nasdaq Global Market on that date.

As of November 19, 2008, the number of shares of the Registrant’s common stock outstanding was 79,651,844.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of this Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the Registrant’s Definitive Proxy Statement for the Annual Shareholders Meeting for fiscal year 2008, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this Report relates.

F5 NETWORKS, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2008

Trademarks and Tradenames

F5, F5 Networks, F5 [DESIGN], F5 Management Pack, F5 WORLD, F5 ACOPIA, BIG-IP, VIPRION, Application Security Manager, ASM, Local Traffic Manager, LTM, Global Traffic Manager, GTM, Link Controller, Enterprise Manager, Traffic Management Operating System, TMOS, WANJet, FirePass, WebAccelerator, TrafficShield, Secure Access Manager, SAM, iControl, TCP Express, Fast Application Proxy, 3-DNS, iRules, iRules on Demand, Packet Velocity, Internet Control Architecture, IP Application Switch, SYN Check, Control Your World, DATAGUARD, ZoneRunner, OneConnect, Ask F5, Intelligent Compression, Transparent Data Reduction, TDR, L7 Rate Shaping, IPv6 Gateway, SSL Acceleration Module, Fast Cache, Intelligent Browser Referencing, Message Security Module, Protocol Security Module, The World Runs Better With F5, IT AGILITY. YOUR WAY., DEVCENTRAL, IQUERY, Real Traffic Policy Builder, STRONGBOX, Edge-FX, See It, GlobalSite, Acopia, Acopia Networks, ARX and FreedomFabric are trademarks or service marks of F5 Networks, Inc., or its subsidiaries in the U.S. and other countries. Any other trademarks, service marks and/or trade names appearing in this document are the property of their respective owners.

Unless the context otherwise requires, in this Annual Report on Form 10-K, the terms “F5 Networks,” “the Company,” “we,” “us,” and “our” refer to F5 Networks, Inc. and its subsidiaries. Our fiscal year ends on September 30 and fiscal years are referred to by the calendar year in which they end. For example, “fiscal year 2008” and “fiscal 2008” refer to the fiscal year ended September 30, 2008.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances and are generally identified by the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions. These forward-looking statements are based on current information and expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially and adversely from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Item 1A. Risk Factors” below and in other documents we file from time to time with the Securities and Exchange Commission. We assume no obligation to revise or update any such forward-looking statements.

Item 1.	Business

General

F5 Networks is a leading provider of technology that optimizes the delivery of network-based applications and the performance and availability of servers, data storage devices and other network resources.

Founded in 1996, F5 pioneered load-balancing technology that distributes internet traffic evenly across multiple web servers, making them look like a single server. Today, our BIG-IP application delivery controllers sit in front of web and application servers, balancing traffic and performing compute-intensive functions such as encrypting and unencrypting transmissions, screening traffic for security threats, maintaining open connections with servers, speeding the flow of traffic and a variety of other functions that improve the performance, availability and security of applications and would otherwise be performed by the servers themselves. By offloading functions from servers, BIG-IP makes servers more efficient and reduces the number of servers needed to run specific applications. BIG-IP also supports software modules that manage the flow of traffic between multiple data centers and across multiple service provider connections, ensuring that this traffic is always routed to the most available resource. In addition, we offer complementary products that provide secure remote access to corporate networks and optimize the delivery of applications over wide-area networks.

We believe our application delivery controllers and related products are superior to competing technology in both functionality and performance. The core of these products is our full-proxy Traffic Management Operating System (TMOS) that enables them to inspect and modify traffic flows to and from servers at network speed and supports a broad array of functions that enhance the speed, performance and availability of applications. iRules, a scripting language based on TCL (Tools Command Language), is a unique feature of TMOS that enables customers and third parties to write customized rules to inspect and modify traffic. TMOS also supports a common software interface called iControl, which enables our products to communicate with one another and with third-party products, including custom and commercial enterprise applications. TMOS is designed to support the addition of new functionality as software modules and to exploit the performance-enhancing features of our purpose-built hardware platforms. Correspondingly, our hardware architecture integrates industry standard components in ways that exploit the unique features and characteristics of TMOS to deliver performance that is demonstrably superior to competing products.

Just as our application delivery controllers make many servers look like one, ARX storage virtualization products sit in front of networked attached storage (NAS), making multiple storage devices from different vendors look like a single device to the individual clients, servers and applications that use them. This frees users and storage administrators from the time-consuming task of mapping individual drives to specific clients and applications. In addition, ARX products simplify the migration of data between storage devices, the addition of new storage devices, and the distribution of data across tiers of storage that reflect the relative importance or immediacy of the data.

In connection with our products, we offer a broad range of services including consulting, training, installation, maintenance and other technical support services.

F5 Networks was incorporated on February 26, 1996 in the State of Washington. Our headquarters is in Seattle, Washington and our mailing address is 401 Elliott Avenue West, Seattle, Washington 98119. The telephone number at our executive offices is (206) 272-5555. We have subsidiaries or branch offices in Australia, Belgium, China, France, Germany, Hong Kong, India, Israel, Italy, Japan, Malaysia, Netherlands, New Zealand, Northern Ireland, Russia, Singapore, South Korea, Spain, Taiwan, Thailand and the United Kingdom. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website, www.f5.com, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

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

Over the next several years, we believe these trends will accelerate as more organizations discover the benefits of IP-enabled applications. In addition, we believe the growth of Internet usage will continue to be driven by new applications, such as Web Services and Voice over IP, the growth of broadband Internet access and new usage and infrastructure models such as “cloud computing.”

In conjunction with the growth of Internet traffic, the proliferation of data and, in particular, unstructured data such as voice, video, images, email, spreadsheets and formatted text files, presents an enormous and increasing challenge to IT organizations. Along with the growing volume of unstructured data that is business-critical and must be retained and readily accessible to individuals and applications, new regulations mandate that company email, web pages and other files must be retained indefinitely. In response to this challenge, IT organizations spend an increasing amount of their budget on NAS and other types of storage systems.

Trend Toward Virtualization

From a broad perspective, the goal of IT organizations is to optimize the secure delivery of applications and data to users wherever they are and whenever they need them. To achieve this goal, organizations are embracing virtualization technologies that enable them to group or partition data center resources to meet user demand and reconfigure these virtual resources easily and quickly as demand changes. Server virtualization, which allows organizations to improve utilization of physical servers by partitioning them into multiple virtual servers, is well known and widely deployed. Application delivery controllers free up both physical and virtual server processing power by offloading common functions, such as encryption and compression from multiple physical or virtual servers, and dynamically manage the flow of traffic between users and both virtual and physical servers, making them look like a single resource to the user. Server virtualization puts additional pressure on storage resources by increasing storage capacity and traffic requirements. Sitting in front of storage systems, file virtualization devices perform functions similar to application delivery controllers, presenting the appearance of a single resource to users and applications and dynamically managing the transfer of files between users and applications and multiple storage devices.

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

Basic application delivery networking (ADN) functions include load-balancing (distributing traffic across multiple servers while making them appear to be a single server) and health-checking (monitoring the performance of servers and applications to ensure that they are working properly before routing traffic to them). In addition, ADN encompasses a growing number of functions that have typically been performed by the server or the application itself, or by point solutions running on separate devices. These include:

•	SSL Acceleration — using Secure Socket Layer (SSL) encryption to secure traffic between the server and the browser on an end user’s client device;

•	Rate Shaping — prioritizing transmissions according to preset rules that give precedence to different types of traffic;

•	Compression — reducing the volume of data transmitted to take maximum advantage of available bandwidth;

•	TCP Optimization — improving server efficiency by maintaining an open connection with a server during interactive sessions;

•	IPv6 Translation — enabling communication and interoperability between networked devices using IPv6, the newest version of the Internet Protocol, and those using the older version IPv4;

•	Application Security — protecting critical web applications from attacks such as Google hacking, cross-site scripting, and parameter tampering;

•	Web Acceleration — enhancing the performance of web applications over wide area networks by reducing latency, eliminating errors, and resolving other issues that slow delivery;

•	WAN Optimization — improving the performance of applications accessed over wide area network links by reducing the number of round trips required and ensuring maximum use of available bandwidth;

•	Global Traffic Management — ensuring high availability, maximum performance and global management for applications running across multiple, globally-dispersed data centers; and

•	Link Load Balancing — monitoring availability and performance of multiple WAN connections and intelligently managing bi-directional traffic flows to ensure uninterrupted, optimized Internet access.

Since most large enterprises have hundreds — if not thousands — of servers and applications, it is not practical to replicate these functions on each server or build them into the applications themselves. Even if it were, maintenance costs would be prohibitive and the net result would be a negative impact on the overall performance of servers and applications. Deploying point solutions in the network eliminates those problems but creates a new set of challenges. Using point solutions from multiple vendors can create interoperability issues, and problems that do occur can be difficult to troubleshoot. From a security standpoint, it is also much more difficult to audit traffic passing through multiple devices. As a result, enterprise customers are increasingly demanding products that integrate ADN functions on a single platform.

File Virtualization

Along with other types of IP traffic, the volume of file-based information created and accessed by Internet users and network applications is growing rapidly. According to some estimates, the volume of unstructured files is expected to triple annually over the next several years. The challenge of storing and managing unstructured files is becoming increasingly costly and complex, and reducing the cost and complexity is quickly moving up the list of data center priorities.

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

Application Awareness.  The open architecture of TMOS includes an application programming interface (API) called iControl that allows our products to communicate with one another and with third-party software and devices. Through this unique feature, third- party applications and network devices can take an active role in shaping IP network traffic, directing traffic based on exact business requirements defined by our customers and solutions partners and tailored to specific applications. This “application awareness” capability is one of the most important features of our software-based products and further differentiates our solutions from those of our competitors.

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

Data Solutions

F5’s data solutions products address many of the problems associated with managing today’s rapidly expanding file storage infrastructure. Our ARX product family of intelligent file virtualization devices represents a unique set of capabilities that optimize the performance and utilization of NAS storage systems.

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

Dynamic Load Balancing.  ARX dynamically distributes files across multiple file storage devices, eliminating “hotspots” or bottlenecks. Companies can improve application performance and increase productivity using the storage infrastructure that is already in place.

Efficient Data Replication.  ARX provides the ability to replicate files between heterogeneous storage platforms for efficient and cost effective disaster recovery and centralized backup applications.

Strategy

Our objective is to lead the industry in delivering the enabling architectures that integrate IP networks with applications and data. Our products provide strategic points of control in the IT infrastructure that allow business policies to be implemented where information is exchanged, allowing organizations to respond quickly to changing business needs, improve costly and time consuming business processes and develop new sources of revenue through highly differentiated offerings. Key components of our strategy include:

Offering a complete, integrated application delivery product suite.

Since the introduction of our TMOS architecture for application delivery networking, we have developed TMOS-based versions of our own legacy products, such as GTM and Link Controller, and acquired technology, including Application Security Manager (ASM), WebAccelerator, and WANJet. ASM and WebAccelerator are currently available as software modules on our BIG-IP family of application delivery controllers. In addition, we are currently developing the next generation of TMOS-based versions of our WAN Optimization and secure remote access products, TMOS-based versions of WANJet and FirePass, which we plan to release in fiscal year 2009. We believe this approach sharply differentiates our products from our competitors’ offerings and provides customers with an expanding array of integrated application delivery networking solutions that can be customized to meet their specific needs.

Investing in technology to continue to meet customer needs.

We continue to invest in research and development to provide our customers with comprehensive, integrated solutions. In application delivery networking, our product development efforts leverage the unique attributes of our software-based platforms to deliver new features and functions that address the complex and changing needs of our customers. Our acquisition investments in ARX are aimed at providing data solutions to the complex challenge of efficiently storing and managing the huge and growing volume of unstructured files created by network users and applications. For both our application delivery controllers and file virtualization products, development of high-performance, proprietary hardware is a key component of our investment strategy. In developing these products, we will continue to use commodity hardware in order to ensure performance and cost competitiveness.

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

To compete successfully against Cisco and other large competitors who have an established presence in our target accounts, we have developed strategic technology partnerships with enterprise software vendors, such as Microsoft, Oracle and SAP, who also have an established presence in those accounts. By taking advantage of our open application programming interface, called iControl, these vendors can enable their applications to control our products in the network, enhancing overall application performance. In addition, we have worked closely with several of these vendors to develop configurations of our products, called application ready networks that are specifically tuned to simplify deployment and optimize the performance of their applications. In return, these vendors provide us significant leverage in the selling process by recommending our products to their customers. We plan to continue building on our existing relationships and to extend our competitive edge by developing new relationships with other strategic partners.

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

Enhancing our brand.

We plan to continue building awareness of F5 as a leading provider of application delivery networking products that enable agility, improve efficiency and optimize the security, performance and availability of network applications, servers and storage systems. Our goal is to make the F5 brand synonymous with superior technology, high quality customer service, trusted advice and definitive business value.

Products

Our core technology is hardware and software for application delivery networking, including application security, secure remote access, WAN optimization and file virtualization.

All of our products are systems that integrate our software with purpose-built hardware that incorporates commodity components. Our BIG-IP product family, which represents the bulk of our sales, supports a growing number of features and functions as software modules — including GTM (Global Traffic Manager), Link Controller, ASM (Application Security Manager) and WebAccelerator. We also sell FirePass, WANJet and WebAccelerator as separate, stand-alone appliances.

BIG-IP

Products in our family of BIG-IP application delivery controllers all run TMOS and differ primarily in the hardware configurations that make up each system. Our current BIG-IP systems include five hardware platforms. In fiscal year 2008 we introduced new entry- level products (BIG-IP 1600 and 3600), which replaced BIG-IP 1500 and 3400, delivering more functionality and twice the performance at approximately the same price. During fiscal year 2009, we also plan to introduce new products to replace our mid-range (BIG-IP 6400 and 6800) and high-end (BIG-IP 8400 and 8800) platforms. In addition to local area traffic management, which is standard on every system, BIG-IP supports a growing number of add-on software products and features. Software products currently available on all BIG-IP platforms except BIG-IP 1600 include GTM, Link Controller, ASM, and WebAccelerator. Standard features on all platforms include Advanced Client Authentication, Advanced Routing, Fast Cache, Intelligent Compression, IPv6 Gateway, L7 Rate Shaping, Message Security Module, Protocol Security Module and SSL Acceleration.

VIPRION

Introduced in January 2007, VIPRION is our chassis-based application delivery controller that scales from one to four blades, each equipped with two dual-core processors and equivalent in performance to a BIG-IP 8800. Using clustered multiprocessing, custom disaggregation ASICs and advanced software, VIPRION allows customers to add or remove blades without disrupting traffic and distributes traffic across all available processors, effectively creating a single virtual processor. VIPRION helps customers simplify their networks by offloading servers and consolidating devices, saving management costs as well as power, space, and cooling in the datacenter and by reducing the number of application delivery controllers they need to deliver even the most demanding applications. By offloading computationally intense processes, VIPRION can also significantly reduce the number of application servers needed.

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

Currently, we sell three FirePass products: The FirePass 1200 appliance is designed for small to medium enterprises and branch offices and supports from 10 to 100 concurrent users. The FirePass 4100 controller is designed for medium size enterprises and, from a price/performance standpoint, is recommended for up to 500 concurrent users. The FirePass 4300 appliance is designed for medium to large enterprises and service providers and supports up to 2,000 concurrent users.

Application Security Manager (ASM)

Application Security Manager is a Web application firewall that provides comprehensive, proactive, application-layer protection against both generalized and targeted attacks. Available as a software module on BIG-IP LTM, ASM employs a positive security model (‘deny all unless allowed’) combined with signature-based detection. As a result, ASM can prevent “day-zero” attacks in addition to known security threats. ASM is available as a stand-alone hardware platform.

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

WebAccelerator is available as a software module on BIG-IP LTM or as a stand-alone appliance.

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

Currently, the ARX series includes four products. The ARX 500, the low end of the series, is a stand-alone device that can manage more than 120 million files. The ARX 1000 is a stand-alone device and can manage more than 380 million files. In October 2008, we introduced the ARX 4000, a fixed form-factor device supporting 10 gigabit Ethernet and capable of managing more than 2 billion files. The high-end ARX 6000 is a chassis-based device with multiple blades that can manage more than 2 billion files.

Additionally in October 2008, we introduced F5 Data Manager, a software product that interfaces directly with most file storage devices, including ARX file virtualization platforms. Data Manager gathers valuable file storage statistics and provides graphical reporting and trending functions to give users visibility into their constantly changing data storage environments, helping them respond to business needs and better plan for future growth.

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

iRules is a built-in feature of our TMOS architecture that allows customers to manipulate and manage any IP application traffic that passes through our TMOS-based products. iRules has an easy-to-learn scripting syntax and enables users to customize how they intercept, inspect, transform, and direct inbound or outbound application traffic.

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

During the fiscal years ended September 30, 2008, 2007 and 2006, we had research and product development expenses of $103.4 million, $69.0 million, and $49.2 million, respectively.

Customers

Our customers include a wide variety of enterprise customers and service providers among Fortune 1000 and Business Week Global 1000 companies, including those in technology, telecommunications, financial services, transportation, and manufacturing industries, along with government customers. In fiscal year 2008, international sales represented 42.5% of our net revenues. Refer to Note 10 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our revenues by geographic area.

Sales and Marketing

Sales

We sell our products and services to large enterprise customers and service providers through a variety of channels, including distributors, value-added resellers (“VARs”) and systems integrators. A substantial amount of our revenue for fiscal year 2008 was derived from these channel sales. Our sales teams work closely with our channel partners and sell our products and services directly to a limited number of major accounts.

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

Distributors and VARs.  Consistent with our goal of building a strong channel sales model, we have established relationships with a number of large national and international distributors, local and specialized distributors and VARs. We derive a majority of our product sales from these distributors and VARs.

Our agreements with these channel partners are not exclusive and do not prevent them from selling competitive products. These agreements typically have terms of one year with no obligation to renew, and typically do not provide for exclusive sales territories or minimum purchase requirements.

For fiscal year 2008, sales to two of our distributors, Ingram Micro, Inc., and Avnet Technologies, represented 10.5% and 14.0% of our total revenues, respectively. Our agreements with these distributors are standard, non-exclusive distribution agreements that renew automatically on an annual basis and can be terminated by either party with 30 days prior written notice. The agreements grant Ingram Micro and Avnet Technologies the right to distribute our products to resellers in North America and certain other territories internationally, with no minimum purchase requirements.

Systems integrators.  We also market our products through strategic relationships with systems integrators, who include our products as core components of application or network-based solutions they deploy for their customers. In most cases, systems integrators do not directly purchase our products for resale to their customers. Instead they typically recommend our products as part of broader solutions, such as enterprise resource planning (ERP) or customer relationship management (CRM) solutions, that incorporate our products for high availability and enhanced performance.

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

To support the growing number of developers using our products, including network and application architects, we continue to promote and expand DevCentral, our on-line community website that provides technical resources to customers, prospects and partners wanting to extend and optimize F5 solutions using iRules. A key aspect of DevCentral is an on-line forum where developers as well as application and network architects discuss and share solutions they have written with iRules. At the end of fiscal 2008, DevCentral had more than 32,600 registered members.

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

Backlog

At the end of fiscal years 2008 and 2007, we had product backlog of approximately $10.9 million and $9.9 million, respectively. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers or product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be cancelled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.

Customer Service and Technical Support

We believe that our ability to provide consistent, high-quality customer service and technical support is a key factor in attracting and retaining large enterprise customers. Accordingly, we offer a broad range of support services that include installation, phone support, hardware repair and replacement, software updates, consulting and training services. We deliver these services directly to end users and also utilize a multi-tiered support model, leveraging the capabilities of our channel partners when applicable. Our technical support staff is strategically located in regional service centers to support our global customer base.

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

Manufacturing

We outsource the manufacturing of our pre-configured hardware platforms to third party contract manufacturers for assembly according to our specifications.

Flextronics was our primary third party manufacturer in 2008. Flextronics also installs our software onto the hardware platforms and conducts functionality testing, quality assurance and documentation control prior to shipping our products. Our agreement with Flextronics allows it to procure component inventory on our behalf based upon a rolling production forecast. Subcontractors supply Flextronics with standard parts and components for our products based on our production forecast. We are contractually obligated to purchase component inventory that our contract manufacturer procures in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As protection against component shortages and to provide replacement parts for our service teams, we also stock limited supplies of certain key components for our products.

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

Competition

The increasing breadth of our product offerings has enabled us to address a growing array of opportunities, many of which are outside the bounds of the traditional Layer 4-7 market. Within what Gartner Group calls the Application Acceleration market, we compete in the Application Delivery Controller (ADC) market, which encompasses the traditional Layer 4-7 market, and the WAN Optimization Controller market. Over the next several years, we believe these two market segments will merge as WAN optimization effectively becomes a feature of Application Delivery. With the availability of ASM and WebAccelerator as software modules on BIG-IP, these products have already become features of our overall ADN solution, and our strategic roadmap includes plans to integrate FirePass with BIG-IP over the next 12 to 18 months. For the immediate future, however, the WAN optimization and secure remote access application security market segments will continue to be viewed as discrete markets.

In 2008, approximately 88% of our products and services were sold into the ADC market where our primary competitor is Cisco Systems, Inc. Other competitors in this market include Citrix Systems, Inc., and to a lesser degree Nortel Networks Corporation and Radware Ltd.

In the adjacent WAN Optimization market, WANJet competes mainly with products from BlueCoat Systems, Cisco, Citrix, Juniper Networks, Inc. and Riverbed Technology, Inc. None of our competitors offers an integrated product with advanced features comparable to WebAccelerator.

In the SSL VPN remote access market, we compete with Juniper, Citrix, Nokia Corporation, Nortel, SonicWall, Inc., Symantec Corporation and a number of smaller players. Because SSL VPNs are a potential replacement for IPSec VPNs, the most widely deployed solution for secure remote access today, we also compete with Check Point Software Technologies, Ltd. which, along with Juniper, is a market leader in IPSec VPNs. Citrix offers a web firewall acquired from Teros, Inc. as a module on its Netscaler products.

Application firewalls represent an emerging market that is populated mainly by private, early-development-stage companies. Other companies that have acquired products similar to ASM include Citrix Systems. None of our competitors offers a high-performance product similar to our Application Security Module, which is tightly integrated with our application delivery products.

File virtualization remains an early-stage market, the growth of which has been slowed by the recent global economic downturn. We believe our ARX file virtualization products are unique in terms of technology and functionality and are well positioned within this emerging market. However, large storage vendors such as EMC Corporation, NetApp Inc., Brocade Communications Systems, Inc., and Cisco offer competing products with overlapping functionality.

Many of our competitors have a longer operating history and greater financial, technical, marketing and other resources than we do. These larger competitors also have a more extensive customer base and broader customer relationships, including relationships with many of our current and potential customers. In addition, many have large, well-established, worldwide customer support and professional services organizations and more extensive direct sales force and sales channels. Because of our relatively smaller size, market presence and resources, our larger competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These companies may also adopt aggressive pricing policies to gain market share. As a result, our competitors could undermine our ability to win new customers and maintain our existing customer base.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have obtained 32 patents in the United States and have applications pending for various aspects of our technology. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

In addition to our own proprietary software, we incorporate software licensed from several third-party sources into our products. These licenses generally renew automatically on an annual basis. We believe that alternative technologies for these licenses are available both domestically and internationally.

Employees

As of September 30, 2008, we had 1,694 full-time employees, including 460 in product development, 716 in sales and marketing, 323 in professional services and technical support and 195 in finance, administration and operations. None of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to our executive officers and directors as of November 21, 2008:

Name	Age	Position

John McAdam	57	President, Chief Executive Officer and Director
Mark Anderson	46	Senior Vice President of Worldwide Sales
Jeffrey A. Christianson	51	Senior Vice President and General Counsel
Edward J. Eames	50	Senior Vice President of Business Operations
Christopher P. Lynch	45	Senior Vice President of Data Solutions
Dan Matte	42	Senior Vice President of Marketing and Business Development
Andy Reinland	44	Senior Vice President and Chief Finance Officer
John Rodriguez	48	Senior Vice President and Chief Accounting Officer
Karl Triebes	41	Senior Vice President of Product Development and Chief Technical Officer
A. Gary Ames(2)(3)(4)	64	Director
Deborah L. Bevier(1)(2)(4)	57	Director
Karl D. Guelich(1)(3)	66	Director
Alan J. Higginson(2)(3)	61	Chairman of the Board of Directors
Scott Thompson(1)(3)	51	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Governance and Nominating Committee.

(4)	Member of the Special Committee.

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

Mark Anderson has served as our Senior Vice President of Worldwide Sales since October 2007. He joined F5 Networks in October 2004 as Vice President of North American Sales. Prior to joining F5, Mr. Anderson served as Executive Vice President of North American Sales at Lucent Technologies from 2003 to 2004. From 2002 through 2003, Mr. Anderson was Vice President of Business Development at RadioFrame Networks. From 1997 to 2001, he served as a Sales Director at Cisco Systems, Inc. From 1986 to 1996, he was Vice President of Western U.S. Sales at Comdisco. Mr. Anderson holds a B.A. in Business and Economics from York University in Toronto.

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

Christopher P. Lynch has served as our Senior Vice President, of Data Solutions since the acquisition of Acopia in September 2007. Mr. Lynch served as President and Chief Executive Officer of Acopia from July 2002 to September 2007. Prior to joining Acopia, Mr. Lynch served as Vice President of Worldwide Content Delivery Networking Sales at Cisco Systems. From January 1998 to June 2002, he served as Vice President of Worldwide Sales, Marketing, and Support at ArrowPoint Communications, which was acquired by Cisco Systems. From January 1997 to January 1998, Mr. Lynch served as Vice President of North American sales at Prominet Corp., an Ethernet switch manufacturer, which was acquired by Lucent. Mr. Lynch holds a Master’s in Business Administration from Bentley College and a Bachelor’s in Business Management from Suffolk University.

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

Karl Triebes has served as our Senior Vice President of Product Development and Chief Technical Officer since August 2004. Prior to joining us, Mr. Triebes served as Chief Technology Officer and Vice President of Engineering of Foundry Networks, Inc. from January 2003 to August 2004. From June 2001 to January 2003, he served as Foundry’s Vice President of Hardware Engineering. From May 2000 to June 2001, Mr. Triebes was Vice President of Engineering at Alcatel U.S.A., a telecommunications company. From December 1999 to May 2000, he was Assistant Vice President of Newbridge Networks Corp., a networking company subsequently acquired by Alcatel. Mr. Triebes holds a B.S. in Electrical Engineering from San Diego State University.

A. Gary Ames has served as one of our directors since July 2004. Mr. Ames served as President and Chief Executive Officer of MediaOne International, a provider of broadband and wireless communications from July 1995 until his retirement in June of 2000. From January 1990 to July 1995, he served as President and Chief Executive Officer of U S West Communications, a regional provider of residential and business telephone services, and operator and carrier services. Mr. Ames also serves as director of SuperValu, Inc. and iPass, Inc.

Deborah L. Bevier has served as one of our directors since July 2006. Ms. Bevier has been the principal of DL Bevier Consulting LLC, an organizational and management consulting firm, since 2004. Prior to that time, from 1996 until 2003, Ms. Bevier served as a director, president and chief executive officer of Laird Norton Financial Group and its predecessor companies, an independent financial advisory services firm. From 1973 to 1996, Ms. Bevier held numerous leadership positions with KeyCorp including chairman and chief executive officer of Key Bank of Washington. Ms. Bevier currently serves on the Board of Directors of Fisher Communications, Inc. and Coinstar, Inc. Ms. Bevier holds a B.S. in Economics from SUNY New Paltz and a graduate degree from the Stonier Graduate School of Banking at Rutgers University.

Karl D. Guelich has served as one of our directors since June 1999 and as board chair from January 2003 through April 2004. Mr. Guelich retired from Ernst & Young LLP in 1993, where he served as the Area Managing Partner for the Pacific Northwest offices headquartered in Seattle from October 1986 to November 1992. Mr. Guelich was in private practice as a certified public accountant until August 2006. Mr. Guelich holds a B.S. in Accounting from Arizona State University.

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

Scott Thompson has served as one of our directors since January 2008. Mr. Thompson is President of PayPal, an eBay Company. From February 2005 to January 2008, he served as Senior Vice President and Chief Technology Officer, Payments, Risk and Technology at PayPal. From April 2000 to February 2005, he served as Executive Vice President and Global Chief Information Officer for Inovant/VISA International. From August 1997 to April 2000, he served as Chief Technology Officer and Executive Vice President, Systems Group at VISA USA. Mr. Thompson holds a B.S. in Accounting from Stonehill College.

Keith D. Grinstein served as one of our directors from December 1999 until his death on September 28, 2008. Mr. Grinstein was a member of the Audit Committee and was chair of the Compensation Committee. Subsequent to Mr. Grinstein’s death, the Board of Directors decreased the authorized number of directors from seven to six.

Item 1A.	Risk Factors

In addition to the other information in this report, the following risk factors should be carefully considered in evaluating our company and its business.

Our success depends on our timely development of new products and features, market acceptance of new product offerings and proper management of the timing of the life cycle of our products

The application delivery networking and file virtualization markets are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Our continued success depends on our ability to identify and develop new products and new features for our existing products to meet the demands of these changes, and the acceptance of those products and features by our existing and target customers. If we are unable to identify, develop and deploy new products and new product features on a timely basis, our business and results of operations may be harmed.

The current life cycle of our products is typically 12 to 24 months. The introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new products. This could harm our operating results by decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. We have also experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. This has led to, and may in the future lead to, delayed sales, increased expenses and lower quarterly revenue than anticipated. Also, in the development of our products, we have experienced delays in the prototyping of our products, which in turn has led to delays in product introductions. In addition, complexity and difficulties in managing product transitions at the end-of-life stage of a product can create excess inventory of components associated with the outgoing product that can lead to increased expenses. Any or all of the above problems could materially harm our business and results of operations.

Our success depends on sales and continued innovation of our Application Delivery Networking product lines

For the fiscal year ended September 30, 2008, we derived approximately 92.0% of our net product revenues, or approximately 64.1% of our total net revenues, from sales of our Application Delivery Networking (“ADN”) product lines. We continue to expect to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability and performance problems of our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.

We may not be able to compete effectively in the emerging application delivery networking and file virtualization markets

The markets we serve are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors in the application delivery networking market include Cisco, Nortel, Citrix, and Radware. In the adjacent WAN Optimization market, we compete with Riverbed, Juniper, Blue Coat Systems, Cisco and Citrix. In the file virtualization market, we compete with EMC, Net-App, Brocade and Cisco. We expect to continue to face additional competition as new participants enter our markets. As we continue to expand globally, we may see new competitors in different geographic regions. In addition, larger companies with significant resources, brand recognition, and sales channels may form alliances with or acquire competing application delivery networking solutions from other companies and emerge as significant competitors. Potential competitors may bundle their products or incorporate an Internet traffic management or security component into existing products in a manner that discourages users from purchasing our products. Any of these circumstances may limit our opportunities for growth and negatively impact our financial performance.

Our quarterly and annual operating results are inherently unpredictable and may cause our stock price to fluctuate

Our quarterly and annual operating results have varied significantly in the past and will vary significantly in the future, which makes it difficult for us to predict our future operating results. In particular, we anticipate that the size of customer orders may increase as we continue to focus on larger business accounts. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. In the past, a majority of our sales have been realized near the end of a quarter. Accordingly, a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that fiscal year. Additionally, we have exposure to the credit risks of some of our customers and sub-tenants. Although we have programs in place that are designed to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks adequately. We monitor individual payment capability in granting credit arrangements, seek to limit the total credit to amounts we believe our customers can pay and maintain reserves we believe are adequate to cover exposure for potential losses. If there is a deterioration of a sub-tenant’s or a major customer’s creditworthiness or actual defaults are higher than expected, future losses, if incurred, could harm our business and have a material adverse effect on our operating results.

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

Our business may be harmed if our contract manufacturers are not able to provide us with adequate supplies of our products or if a single source of hardware assembly is lost or impaired

We outsource the manufacturing of our hardware platforms to third party contract manufacturers who assemble these hardware platforms to our specifications. We have experienced minor delays in shipments from contract manufacturers in the past. However, if we experience major delays in the future or other problems, such as inferior quality and insufficient quantity of product, any one or a combination of these factors may harm our business and results of operations. The inability of our contract manufacturers to provide us with adequate supplies of our products or the loss of one or more of our contract manufacturers may cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and may harm our business and results of operations. In particular, we currently subcontract manufacturing of our application delivery networking products to a single contract manufacturer with whom we do not have a long-term contract. If our arrangement with this single source of hardware assembly was terminated or otherwise impaired, and we were not able to engage another contract manufacturer in a timely manner, our business, financial condition and results of operation could be adversely affected.

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

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets

Our products are subject to U.S. export controls and may be exported outside the U.S. only with the required level of export license or through an export license exception because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. For example, we will need to comply with Waste Electrical and Electronic Equipment Directive laws, which are being adopted by certain European Economic Area countries on a country-by-country basis. Failure to comply with these and similar laws on a timely basis, or at all, could have a material adverse effect on our business, operating results and financial condition. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, operating results and financial condition.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In the ordinary course of our business, we are involved in disputes and licensing discussions with others regarding their claimed proprietary rights and cannot assure you that we will always successfully defend ourselves against such claims. If we are found to infringe the proprietary rights of others, or if we otherwise settle such claims, we could be compelled to pay damages or royalties and either obtain a license to those intellectual property rights or alter our products so that they no longer infringe upon such proprietary rights. Any license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing upon the rights of others may be costly or impractical. In addition, we have initiated, and may in the future initiate, claims or litigation against third parties for infringement of our proprietary rights, or to determine the scope and validity of our proprietary rights or those of our competitors. Any of these claims, whether claims that we are infringing the proprietary rights of others, or vice versa, with or without merit, may be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to cease using infringing technology, develop non-infringing technology or enter into royalty or licensing agreements. Further, our license agreements typically require us to indemnify our customers, distributors and resellers for infringement actions related to our technology, which could cause us to become involved in infringement claims made against our customers, distributors or resellers. Any of the above-described circumstances relating to intellectual property rights disputes could result in our business and results of operations being harmed.

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

We may not be able to sustain or develop new distribution relationships and a reduction or delay in sales to significant distribution partners could hurt our business

We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two domestic distributors of our products together accounted for 24.5% and 24.8% of our total net revenue for the fiscal years 2008 and 2007, respectively. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.

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

Adverse general economic conditions or reduced information technology spending may adversely impact our business

A substantial portion of our business depends on the demand for information technology by large enterprise customers and service providers, the overall economic health of our current and prospective customers and the continued growth and evolution of the Internet. National, regional and local economic conditions, such as recessionary economic cycles, protracted economic slowdown or further deterioration of the economy could adversely impact demand for our products. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Continued weak economic conditions or a reduction in information technology spending even if economic conditions improve would likely result in longer sales cycles and reduced product sales, each of which would adversely impact our business, results of operations and financial condition.

Our investments in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments

At September 30, 2008, the fair value of our AAA rated municipal auction rate securities, (“ARS”) that were valued at reported market prices was approximately $47.5 million. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS we held because sell orders exceeded buy orders. We may not be able to liquidate these investments and realize their full carrying value unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. While we do not believe the decline in the carrying values of these municipal ARS is permanent, if the issuers of these securities are unable to successfully close future auctions and their credit ratings are lowered, we may be required to record future impairment charges related to these investments, which would harm our results of operations. We believe these investments may remain illiquid for longer than twelve months and as a result, we have classified these investments as long-term as of September 30, 2008.

Our operating results are exposed to risks associated with international commerce

As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to recessionary economic cycles or protracted slowdowns in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements and natural disasters. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. International sales represented 42.5% and 41.6% of our net revenues for the fiscal years ended September 30, 2008 and 2007, respectively. In particular, in fiscal year 2008, we derived 9.0% of our total revenue from the Japanese market. This revenue is dependent on a number of factors outside our control, including the viability and success of our resellers and the strength of the Japanese economy.

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

Acquisitions present many risks and we may not realize the financial and strategic goals that are contemplated at the time of the transaction

With respect to our past acquisitions, as well as any other future acquisitions we may undertake, we may find that the acquired businesses, products or technologies do not further our business strategy as expected, that we paid more than what the assets are later worth or that economic conditions change, all of which may generate future impairment charges. Our acquisitions may be viewed negatively by customers, financial markets or investors. There may be difficulty integrating the operations and personnel of the acquired business, and we may have difficulty retaining the key personnel of the acquired business. We may have difficulty in integrating the acquired technologies or products with our existing product lines. Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations. We may have difficulty maintaining uniform standards, controls, procedures and policies across locations. We may experience significant problems or liabilities associated with product quality, technology and other matters.

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

We face litigation risks

We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits has been, and will likely continue to be, expensive and time-consuming for us. An unfavorable resolution of these lawsuits could adversely affect our business, results of operations or financial condition.

Our historical stock option practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation. Beginning in May 2006 several derivative actions were filed against certain current and former directors and officers (as discussed further in Part II, Item 8, Note 7, “Commitments and Contingencies — Litigation”) based on allegations relating to our historical stock option practices. We cannot assure you that this current litigation will result in the same conclusions reached by the special committee of outside directors formed by our Board of Directors to conduct a review of our stock option practices (the “Special Committee”).

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

In May 2006, we received notice from both the Securities and Exchange Commission (“SEC”) and the United States Attorney’s Office for the Eastern District of New York (the “Department of Justice”) that they were conducting informal inquiries into our historical stock option practices. We have fully cooperated with both agencies. Considerable legal and accounting expenses related to our historical stock option practices have been incurred and we may in the future be subject to additional regulatory proceedings or actions arising in relation to our historical stock option practices and the restatement of our prior period financial statements. Any potential regulatory proceeding or action may be time consuming, expensive and distracting for management from the conduct of our business. The adverse resolution of any potential regulatory proceeding or action could adversely affect our business, results of operations or financial condition. We cannot assure you that the SEC and Department of Justice inquiries, or any future regulatory action relating to our historical stock option practices, will result in the same conclusions reached by the Special Committee. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us, including criminal penalties, which could adversely affect our business, results of operations or financial condition.

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

Our principal administrative, sales, marketing, research and development facilities are located in Seattle, Washington and consist of approximately 190,000 square feet. In April 2000, we amended and restated the lease agreement on two of the three buildings for our corporate headquarters. The lease commenced in July 2000 on the first building; and the lease on the second building commenced in September 2000. The lease for both buildings expires in 2012 with an option for renewal. The lease for the second building has been partially subleased through 2012. We believe that our existing properties are in good condition and suitable for the conduct of our business. We also lease office space for our product development personnel in Spokane, Washington, San Jose, California, Lowell, Massachusetts, Israel, Northern Ireland, and Russia and for our sales and support personnel in Illinois, Washington D.C., New York, New Jersey, Hong Kong, Singapore, China, Taiwan, Thailand, India, Malaysia, South Korea, Japan, Australia, New Zealand, Germany, France, Belgium, Spain, Italy, Netherlands and the United Kingdom. We believe that our future growth can be accommodated by our current facilities or by leasing additional space if necessary.

In October 2006, we entered into an office lease agreement to lease a total of approximately 137,000 square feet of office space in a building known as 333 Elliott West, which is adjacent to the three buildings that serve as our corporate headquarters. The lease expires in 2018. Construction on this project was substantially completed in the third quarter of fiscal year 2008. During 2008, as part of an office consolidation we entered into two separate sublease agreements to sublease approximately 112,500 square feet of building 333 Elliott West. These sublease terms expire in 2011 and 2013, respectively.

Item 3.	Legal Proceedings

Regulatory proceedings

Derivative Suits.  Beginning on or about May 24, 2006, several derivative actions were filed against certain of our current and former directors and officers. These derivative lawsuits were filed in: (1) the Superior Court of King County, Washington, as In re F5 Networks, Inc. State Court Derivative Litigation (Case No. 06-2-17195-1 SEA), which consolidates Adams v. Amdahl, et al. (Case No. 06-2-17195-1 SEA), Wright v. Amdahl, et al. (Case No. 06-2-19159-5 SEA), and Sommer v. McAdam, et al. (Case No. 06-2-26248-4 SEA) (the “State Court Derivative Litigation”); and (2) in the U.S. District Court for the Western District of Washington, as In re F5 Networks, Inc. Derivative Litigation, Master File No. C06-0794RSL, which consolidates Hutton v. McAdam, et al. (Case No. 06-794RSL), Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust v. McAdam et al. (Case No. C06-1057RSL), and Easton v. McAdam et al. (Case No. C06-1145RSL) (the “Federal Court Derivative Litigation”). On August 2, 2007, another derivative lawsuit, Barone v. McAdam et al. (Case No. C07-1200P) was filed in the U.S. District Court for the Western District of Washington. The Barone lawsuit was designated a related case to the Federal Court Derivative Litigation on September 4, 2007. The complaints generally allege that certain of our current and former directors and officers, including, in general, each of our current outside directors (other than Deborah L. Bevier and Scott Thompson who joined our Board of Directors in July 2006 and January 2008, respectively) breached their fiduciary duties to the Company by engaging in alleged wrongful conduct concerning the manipulation of certain stock option grant dates. We are named solely as a nominal defendant against whom the plaintiffs seek no recovery. Our combined motion to consolidate and stay the State Court Derivative Litigation was granted in a court order dated April 3, 2007. Our motion to dismiss the consolidated federal derivative actions based on plaintiffs’ failure to make demand on our Board of Directors prior to filing suit was granted in a court order dated August 6, 2007 with leave to amend the allegations in plaintiffs’ complaint. Plaintiffs filed an amended consolidated federal derivative action complaint on September 14, 2007. We filed a motion to dismiss the amended complaint based on plaintiff’s failure to make demand on our Board of Directors prior to filing suit. On July 3, 2008, before ruling on our pending dismissal motion, the federal court entered an order certifying certain issues of Washington state law to the Washington Supreme Court for resolution. Briefing the Washington Supreme Court on the certified issues began on September 15, 2008 and the hearing is currently set for March 24, 2009. The federal derivative actions are stayed pending resolution of the certification proceeding. We intend to continue to vigorously pursue dismissal of the derivative actions.

SEC and Department of Justice Inquiries.  In May 2006, we received notice from both the SEC and the Department of Justice that they were conducting informal inquiries into our historical stock option practices, and have fully cooperated with both agencies. Considerable legal and accounting expenses related to our historical stock option practices have been incurred to date. We may in the future be subject to additional regulatory proceedings or actions arising in relation to our historical stock option practices and the restatement of our prior period financial statements. Although regulatory proceedings are subject to inherent uncertainties, we do not believe the results of any pending actions will, individually or in the aggregate, have a material adverse impact on our consolidated financial position or results of operations.

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

No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices of Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol “FFIV.” The following table sets forth the high and low sales prices of our common stock as reported on the Nasdaq Global Market, as adjusted to reflect our two-for-one stock split effective in August 2007.

	Fiscal Year 2008		Fiscal Year 2007
	High	Low	High	Low

First Quarter	$44.55	$25.91	$39.27	$26.15
Second Quarter	$28.21	$18.11	$40.42	$33.27
Third Quarter	$32.60	$17.70	$43.24	$32.21
Fourth Quarter	$35.85	$21.00	$46.93	$34.32

The last reported sales price of our common stock on the Nasdaq Global Market on November 19, 2008 was $21.37.

As of November 19, 2008, there were 85 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Dividend Policy

Our policy has been to retain cash to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.

Unregistered Securities Sold in 2008

We did not sell any unregistered shares of our common stock during the fiscal year 2008.

Issuer Purchases of Equity Securities

On January 23, 2008, we announced that our Board of Directors approved a new program to repurchase up to $200 million of our outstanding common stock. As of September 30, 2008 we had repurchased and retired approximately 7.7 million shares at an average price of $25.90 per share.

Shares repurchased during the second, third and fourth quarters of fiscal 2008 are as follows (in thousands, except shares and per share data):

			Total Number of	Approximate Dollar Value
	Total Number of		Shares Purchased	of Shares that May Yet be
	Shares	Average Price	per the Publicly	Purchased
	Purchased	Paid per Share	Announced Plan	Under the Plan

January 1, 2008 — January 31, 2008	—	$—	—	$200,000
February 1, 2008 — February 29, 2008	4,381,353	$22.77	4,381,353	$100,000
March 1, 2008 — March 31, 2008	—	$—	—	$100,000
April 1, 2008 — April 30, 2008	—	$—	—	$100,000
May 1, 2008 — May 31, 2008	1,768,517	$28.22	1,768,517	$50,000
June 1, 2008 — June 30, 2008	—	$—	—	$50,000
July 1, 2008 — July 31, 2008	—	$—	—	$50,000
August 1, 2008 — August 31, 2008	1,556,335	$32.08	1,556,335	$—
September 1, 2008 — September 30, 2008	—	$—	—	$—

On October 22, 2008, we announced that our Board of Directors approved a new program to repurchase up to an additional $200 million of our outstanding common stock. Acquisitions for the share repurchase program will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The program may be discontinued at any time. As of November 19, 2008, we had repurchased and retired approximately 373,200 shares, not including the shares described in the table above at an average price of $22.76 per share.

Performance Measurement Comparison of Shareholder Return

The following graph compares the annual percentage change in the cumulative total return on shares of our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index for the period commencing September 30, 2003, and ending September 30, 2008.

Comparison of Cumulative Total Return
On Investment Since September 30, 2003*

The Company’s closing stock price on September 30, 2008, the last trading day of the Company’s 2008 fiscal year, was $23.38 per share.

*	Assumes that $100 was invested September 30, 2003 in shares of Common Stock and in each index, and that all dividends were reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Item 6.	Selected Financial Data

The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of September 30, 2008 and 2007 and the consolidated statement of operations data for the years ended September 30, 2008, 2007 and 2006 are derived from our audited financial statements and related notes that are included elsewhere in this report. The consolidated balance sheet data as of September 30, 2006, 2005 and 2004 and the consolidated statement of operations for the years ended September 30, 2005 and 2004 are derived from our audited financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Years Ended September 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Consolidated Statement of Operations Data(5)
Net revenues
Products	$452,929	$392,921	$304,878	$219,603	$126,169
Services	197,244	132,746	89,171	61,807	45,021

Total	650,173	525,667	394,049	281,410	171,190

Cost of net revenues
Products	102,400	84,094	63,619	48,990	28,406
Services	46,618	34,230	24,534	16,194	10,993

Total	149,018	118,324	88,153	65,184	39,399

Gross profit	501,155	407,343	305,896	216,226	131,791

Operating expenses(1)
Sales and marketing	237,175	175,555	127,478	89,866	66,446
Research and development	103,394	69,030	49,171	31,516	24,438
General and administrative	56,001	49,256	39,109	25,486	15,761
In-process research and development(2)	—	14,000	—	—	—
Loss on facility exit and sublease(3)	5,271	—	—	—	—

Total	401,841	307,841	215,758	146,868	106,645

Income from operations	99,314	99,502	90,138	69,358	25,146
Other income, net	18,950	28,191	17,431	8,076	2,731

Income before income taxes	118,264	127,693	107,569	77,434	27,877
Provision (benefit) for income taxes	43,933	50,693	41,564	30,532	(8,451)

Net income	$74,331	$77,000	$66,005	$46,902	$36,328

Net income per share — basic(4)	$0.90	$0.93	$0.82	$0.63	$0.55

Weighted average shares — basic(4)	82,290	83,205	80,278	74,440	66,442

Net income per share — diluted(4)	$0.89	$0.90	$0.80	$0.61	$0.51

Weighted average shares — diluted(4)	83,428	85,137	83,020	77,522	71,922

Consolidated Balance Sheet Data(5)
Cash, cash equivalents, and short-term investments	$190,186	$258,465	$374,173	$236,181	$140,501
Restricted cash(6)	2,748	3,959	3,929	3,871	6,243
Long-term investments	261,086	216,366	118,003	128,834	81,792
Total assets	939,223	944,288	729,511	537,739	360,593
Long-term liabilities	34,143	20,301	13,416	9,964	6,228
Total shareholders’ equity	718,259	770,577	616,458	460,167	307,745

(1)	Amortization of unearned compensation reported in fiscal year 2004 has been reclassified to attribute amounts to the respective categories within operating expenses.

(2)	In-process research and development (“IPR&D”) expense represents the amount of IPR&D that we acquired in the Acopia Networks, Inc. (“Acopia”) acquisition.

(3)	Loss on facility exit and sublease expense represents a one-time charge related to the closure of our office space in Bellevue, Washington and the consolidation of our corporate headquarters in Seattle, Washington.

(4)	Share and per share amounts have been adjusted as appropriate to reflect a two-for-one stock-split effective August 2007.

(5)	In our Form 10-K/A No. 2 (filed on December 12, 2006), we restated our consolidated financial statements for the years ended September 30, 2005, 2004 and 2003, and the selected consolidated financial data as of and for the years ended September 30, 2005, 2004, 2003, 2002 and 2001. In addition, we restated our consolidated financial statements for the quarters ended December 31, 2005 and March 31, 2006 in our Quarterly Reports on Form 10-Q/A for the quarters ended December 31, 2005 and March 31, 2006, each of which was filed on December 13, 2006. All financial information included in this annual report on Form 10-K reflects our restatement.

(6)	Restricted cash represents escrow accounts established in connection with lease agreements for our facilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances and are generally identified by the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions. These forward-looking statements are based on current information and expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Item 1A. Risk Factors” herein and in other documents we file from time to time with the Securities and Exchange Commission. We assume no obligation to revise or update any such forward-looking statements.

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

Overview

We are a global provider of software and hardware products and services that help companies efficiently and securely manage the delivery, optimization and security of application and data traffic on Internet-based networks, and to optimize the performance and utilization of data storage infrastructure and other network resources. We market and sell our products primarily through multiple indirect sales channels in the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan; and the Asia Pacific region (APAC). Enterprise customers (Fortune 1000 or Business Week Global 1000 companies) in technology, telecommunications, financial services, transportation, and manufacturing industries, along with government customers, continue to make up the largest percentage of our customer base.

Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Revenues. The majority of our revenues are derived from sales of our Application Delivery Networking (“ADN”) products; BIG-IP Local Traffic Manager, BIG-IP Global Traffic Manager, BIG-IP ISP Traffic Manager, TrafficShield Application Firewall, WANJet, and WebAccelerator; FirePass SSL VPN servers; and our ARX file virtualization products. We also derive revenues from the sales of services including annual maintenance contracts, installation, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are key indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

•	Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, amortization of developed technology and personnel and overhead expenses. Our margins have remained relatively stable over the past two years. However, factors such as sales price, product mix, inventory obsolescence, returns, component price increases and warranty costs could significantly impact our gross margins from quarter to quarter and represent significant indicators we monitor on a regular basis.

•	Operating expenses. Operating expenses are substantially driven by personnel and related overhead expenses. Existing headcount and future hiring plans are the predominant factors in analyzing and forecasting future operating expense trends. Other significant operating expenses that we monitor include marketing and promotions, travel, professional fees, computer costs related to the development of new products, facilities and depreciation expenses.

•	Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The decrease in cash and investments was primarily due to $200 million of cash used to repurchase outstanding common stock under our stock repurchase program in fiscal 2008, largely offset by cash provided by operating activities of $193.7 million for the fiscal year ended September 30, 2008. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for fiscal year 2008 were comprised primarily of tenant improvements and information technology infrastructure and equipment to support the growth of our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•	Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health. Deferred revenues continued to increase due to the growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our day’s sales outstanding for the fourth quarter of fiscal year 2008 was 51 days. We expect to maintain this metric in the mid 50-day range going forward.

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

We sell products through distributors, resellers, and directly to end users. We recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. In certain regions where we do not have the ability to reasonably estimate returns, we defer revenue on sales to our distributors until we receive information from the channel partner indicating that the distributor has sold the product to its customer. Payment terms to domestic customers are generally net 30 days to net 45 days. Payment terms to international customers range from net 30 days to net 90 days based on normal and customary trade practices in the individual markets. We have offered extended payment terms ranging from three to six months to certain customers, in which case revenue is recognized when payments are made.

Whenever product, training and post-contract customer support (“PCS”) elements are combined into a package with a single “bundled” price, a portion of the sales price is allocated to each element of the bundled package based on their respective fair values as determined when the individual elements are sold separately. We determine fair value based on the type of customer and region in which the package is sold. Where fair value of certain elements are not available, we recognize revenue on the “residual method” permitted under SOP 98-9 based on the fair value of undelivered elements. Revenues from the sale of product are recognized when the product has been shipped and the customer is obligated to pay for the product. When rights of return are present and we cannot estimate returns, we recognize revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes a limited period of telephone support updates, repair or replacement of any failed product or component that fails during the term of the agreement, bug fixes and rights to upgrades, when and if available. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.

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

Reserve for Warranties.  A warranty reserve is established based on our historical experience and an estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date to those customers with no service contract. While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

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

Effective at the beginning of fiscal 2008, we adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). Further information may be found in Note 5, “Income Taxes” in the Notes to Consolidated Financial Statements of this Form 10-K.

Stock-Based Compensation.  We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“FAS 123R”), using the straight-line attribution method for recognizing compensation expense. We recognized $60.6 million and $41.2 million of stock-based compensation expense for the years ended September 30, 2008 and 2007, respectively. As of September 30, 2008, there was $82.9 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.

We issue incentive awards to our employees through stock-based compensation consisting of stock options and restricted stock units (“RSUs”). The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of our common stock on the date of grant. Alternatively, in determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following key assumptions. Expected volatility is based on the annualized daily historical volatility of our stock price over the expected life of the option. Expected term of the option is based on historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

FAS 123R also requires that we recognize compensation expense for only the portion of stock options or RSUs that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. In the fourth quarter of fiscal 2008, we began estimating forfeitures by class of employee to better reflect our historical behavior. Based on historical differences with forfeitures of stock-based awards granted to our executive officers and Board of Directors versus grants awarded to all other employees, we developed separate forfeiture expectations for these two groups. In the fourth quarter of fiscal 2008, the estimated forfeiture rate for grants awarded to our executive officers and Board of Directors was approximately 4% and the estimated forfeiture rate for grants awarded to all other employees was approximately 10%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.

Compensation cost recognized for the year ended September 30, 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

In August 2008, we granted 383,400 RSUs to certain current executive officers. Fifty percent of the aggregate number of RSUs granted at such time vest in equal quarterly increments over two years, until such portion of the grant is fully vested on August 1, 2010. Twenty-five percent of the RSU grant, or a portion thereof, is subject to our achievement of specified percentage increases in total revenue during the period beginning in the fourth quarter of fiscal year 2008 through the third quarter of fiscal year 2009, relative to the same periods in fiscal years 2007 and 2008. The executive officers can receive additional RSUs in amounts up to 25% of that number of RSUs subject to this total revenue increase target if the target is exceeded. The remaining twenty-five percent is subject to our achievement of specified percentage increases in total revenue during the period beginning in the fourth quarter of fiscal year 2009 through the third quarter of fiscal year 2010, relative to the same periods in fiscal years 2008 and 2009, as will be set by the Compensation Committee of our Board of Directors.

In August 2007, we granted 276,400 RSUs to certain current executive officers. Fifty percent of the aggregate number of RSUs granted at such time vest in equal quarterly increments over two years, until such portion of the grant is fully vested on August 1, 2009. Twenty-five percent of the RSU grant is subject to our achievement of specified percentage increases in total revenue during the period beginning in the fourth quarter of fiscal year 2007 through the third quarter of fiscal year 2008, relative to the same periods in fiscal years 2006 and 2007. This twenty-five percent was fully earned in fiscal 2008. The remaining twenty-five percent is subject to our achievement of specified percentage increases in total revenue during the period beginning in the fourth quarter of fiscal year 2008 through the third quarter of fiscal year 2009, relative to the same periods in fiscal years 2007 and 2008, as set by the Compensation Committee of our Board of Directors.

In December 2006, we granted 456,000 RSUs to certain current executive officers. Fifty percent of the aggregate number of RSUs granted at such time vest in equal quarterly increments over two years, until such portion of the grant is fully vested on November 1, 2008. Twenty-five percent of the RSU grant was subject to our achievement of specified percentage increases in total revenue for fiscal year 2007, relative to fiscal year 2006. This twenty-five percent was fully earned in fiscal 2007. The remaining twenty-five percent was subject to our achievement of specified percentage increases in total revenue for fiscal year 2008, relative to fiscal year 2007. This twenty-five percent was fully earned in fiscal 2008.

We recognize compensation costs for awards with performance conditions when we conclude it is probable that the performance condition will be achieved. We reassess the probability of vesting at each balance sheet date and adjust compensation costs based on our probability assessment.

On January 23, 2008, we announced that our Board of Directors had approved a new program to repurchase up to $200 million of our outstanding common stock. As of September 30, 2008, we had completed the repurchase and repurchased and retired approximately 7.7 million shares at an average price of $25.90 per share.

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

The determination of the net carrying value of goodwill and intangible assets and the extent to which, if any, there is impairment are dependent on material estimates and judgments on our part, including the useful life over which the intangible assets are to be amortized, and the estimates of the value of future net cash flows, which are based upon further estimates of future revenues, expenses and operating margins. In applying SFAS No. 142, “Goodwill and Other Intangible Assets,” we review our goodwill annually for impairment in the second fiscal quarter, or more frequently when indicators of impairment are present. As a result of the current economic environment, we re-evaluated our goodwill and intangible assets at September 30, 2008, and concluded that there were no indicators of impairment.

Investments.  Our investments are diversified among high-credit quality debt securities in accordance with our investment policy. We classify our investments as available-for-sale, which are reported at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders’ equity. Realized gains and losses and declines in value of investments judged to be other than temporary are included in other income (expense). To date, we have not deemed it necessary to record any charges related to other-than-temporary declines in the estimated fair values of our marketable debt securities. However, the fair value of our investments is subject to volatility. Declines in the fair value of our investments judged to be other than temporary could adversely affect our future operating results. We used the income approach to determine the fair value of our auction rate securities (“ARS”) using a discounted cash flow analysis. The assumptions we used in preparing the discounted cash flow model include estimates for interest rates; estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods for the ARS. We believe these investments may remain illiquid for longer than twelve months and as a result, we have classified these investments as long-term as of September 30, 2008.

Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended September 30,
	2008	2007	2006
	(In thousands, except for percentages)

Net Revenues
Products	$452,929	$392,921	$304,878
Services	197,244	132,746	89,171

Total	$650,173	$525,667	$394,049

Percentage of net revenues
Products	69.7%	74.7%	77.4%
Services	30.3	25.3	22.6

Total	100.0%	100.0%	100.0%

Net Revenues.  Total net revenues increased 23.7% in fiscal year 2008 from fiscal year 2007, compared to an increase of 33.4% in fiscal year 2007 from fiscal year 2006. The revenue growth was due to increased demand for our core ADN products and revenue from our ARX file virtualization products. In addition, service revenues contributed to the overall revenue growth as a result of our increased installed base of products. International revenues represented 42.5%, 41.6% and 42.6% of net revenues in fiscal years 2008, 2007 and 2006, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.

Net product revenues increased 15.3% in fiscal year 2008 from fiscal year 2007 and 28.9% in fiscal year 2007 as compared to fiscal year 2006. The increase of $60.0 million in net product sales for fiscal year 2008 was primarily due to growth in the volume of product sales of our ADN products of $45.4 million. In addition, net product revenue from our ARX file virtualization products, introduced at the end of fiscal year 2007 increased $17.6 million. Sales of our ADN products represented 92.0%, 94.5% and 93.8% of total product revenues in fiscal years 2008, 2007 and 2006, respectively.

Net service revenues increased 48.6% in fiscal year 2008 from fiscal year 2007 and 48.9% in fiscal year 2007 as compared to the fiscal year 2006. The increases in service revenue were the result of increased purchases or renewals of maintenance contracts as our installed base of products continues to increase.

Ingram Micro Inc., one of our domestic distributors, accounted for 10.5%, 11.6% and 13.6% of our total net revenues in fiscal years 2008, 2007 and 2006, respectively. Avnet Technology Solutions, another domestic distributor, accounted for 14.0%, 13.2% and 11.6% of our total net revenue in fiscal years 2008, 2007 and 2006, respectively. Avnet Technology Solutions accounted for 10.5% of our accounts receivable as of September 30, 2008.

	Years Ended September 30,
	2008	2007	2006
	(In thousands, except for percentages)

Cost of net revenues and Gross margin
Products	$102,400	$84,094	$63,619
Services	46,618	34,230	24,534

Total	149,018	118,324	88,153

Gross margin	$501,155	$407,343	$305,896

Cost of net revenues and Gross margin (as a percentage of related net revenue)
Products	22.6%	21.4%	20.9%
Services	23.6	25.8	27.5

Total	22.9	22.5	22.4

Gross margin	77.1%	77.5%	77.6%

Cost of Net Product Revenues.  Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Product cost increased to $102.4 million in fiscal year 2008 as compared to $84.1 million and $63.6 million in fiscal years 2007 and 2006, respectively. The year over year increases were primarily due to a higher volume of units shipped. The fiscal year 2008 increase also included shipments of our ARX file virtualization products and increased indirect manufacturing costs over prior periods. The fiscal year 2007 increase also include an increase in warranty expense and indirect manufacturing cost over the prior period.

Cost of Net Service Revenues.  Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. Cost of net service revenues as a percentage of net service revenues decreased to 23.6% in fiscal year 2008 from 25.8% in fiscal year 2007 and 27.5% in fiscal year 2006 primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. The absolute dollar increase year over year is primarily due to increased salary and benefits attributed to growth in headcount. Professional services headcount at the end of fiscal year 2008 increased to 323 from 279 at the end of fiscal year 2007 and 205 at the end of fiscal year 2006. Going forward, we expect to continue to increase our cost of service revenues to support our expanded product lines and growing customer base.

	Years Ended September 30,
	2008	2007	2006
	(In thousands, except for percentages)

Operating expenses
Sales and marketing	$237,175	$175,555	$127,478
Research and development	103,394	69,030	49,171
General and administrative	56,001	49,256	39,109
In-process research and development	—	14,000	—
Loss on facility exit and sublease	5,271	—	—

Total	$401,841	$307,841	$215,758

Operating expenses (as a percentage of net revenue)
Sales and marketing	36.5%	33.4%	32.4%
Research and development	15.9	13.1	12.5
General and administrative	8.6	9.4	9.9
In-process research and development	—	2.7	—
Loss on facility exit and sublease	0.8	—	—

Total	61.8%	58.6%	54.8%

Sales and Marketing.  Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities and depreciation expenses. Sales and marketing expense increased 35.1% in fiscal year 2008 as compared to 37.7% and 41.9% in fiscal years 2007 and 2006, respectively. The increase in sales and marketing expense was primarily due to increased commissions and personnel costs which totaled $42.3 million, $25.4 million and $21.0 million for fiscal years 2008, 2007 and 2006, respectively, which is consistent with the increased revenue for the corresponding periods. The fiscal year 2008 increase over the prior period was primarily due to a full year of expenses related to our ARX file virtualization personnel as compared to the 17 days of comparable expenses in fiscal year 2007. Sales and marketing headcount at the end of fiscal 2008 increased to 716 from 669 at the end of fiscal 2007 and 442 at the end of fiscal 2006. Stock-based compensation charges of $24.1 million, $15.8 million and $10.1 million also contributed to the overall increase in fiscal years 2008, 2007 and 2006, respectively. We expect to continue to increase sales and marketing expenses in order to grow revenues and increase our market share.

Research and Development.  Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 49.8% in fiscal year 2008 as compared to increases of 40.4% and 56.0% in fiscal years 2007 and 2006, respectively. The increase in research and development expense was primarily due to increased personnel costs which totaled $19.7 million, $12.2 million and $8.4 million in fiscal years 2008, 2007 and 2006, respectively, which is consistent with the increased revenue for the corresponding periods. The fiscal year 2008 increase over the prior period was primarily due to a full year of expenses related to our ARX file virtualization personnel as compared to the 17 days of comparable expenses in fiscal year 2007. Research and development headcount at the end of fiscal 2008 increased to 460 from 450 at the end of fiscal 2007 and 287 at the end of fiscal 2006. The growth in headcount was primarily related to the enhancement of our current products, the development of new, technologically advanced products that meet the changing needs of our customers and additional headcount related to our ARX file virtualization products. Stock-based compensation charges of $16.3 million, $10.2 million and $6.9 million also contributed to the overall increase in fiscal years 2008, 2007 and 2006, respectively. We expect to continue to increase research and development expenses as our future success is dependent on the continued development of our products.

General and Administrative.  General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities, and depreciation expenses. General and administrative expenses increased 13.7% in fiscal year 2008 as compared with 25.9% in fiscal year 2007 and 53.5% in fiscal year 2006. The increase in fiscal year 2008 of $6.7 million was due primarily to an increase of $3.2 million in stock-based compensation charges and an increase of $3.5 million in salary and benefit expenses. The increase in fiscal year 2007 of $10.1 million was due primarily to increases of $6.5 million in stock-based compensation charges, $4.0 million in salary and benefit expenses and $3.1 million in other general operating expenses. General and administrative headcount at the end of fiscal 2008 increased to 195 from 184 at the end of fiscal 2007 and 134 at the end of fiscal 2006. General and administrative expense is expected to remain at these increased levels as we continue to build our infrastructure to support the worldwide growth of our business.

In-process research and development.  Acquired in-process research and development (“IPR&D”) expense was $14.0 million in 2007 and reflects the amount allocated to IPR&D that we acquired in the Acopia Networks, Inc. (“Acopia”) acquisition. IPR&D represents the present value of estimated after-tax cash flows expected to be generated by purchased technology, which, at the acquisition date, had not yet reached technological feasibility. We based our estimates and projections related to IPR&D on assumptions we believed to be reasonable at the time of the acquisition but that are inherently uncertain and unpredictable. If we do not successfully develop this product, our business, operating results and financial condition may be adversely affected.

Loss on facility exit and sublease.  During 2008, we exited a research and development facility in Bellevue, Washington for which there was remaining operating lease obligations through 2014. In addition, during this period we consolidated our corporate headquarters, partially subleasing the building located at 333 Elliott Avenue West in Seattle, Washington for which there was remaining operating lease obligations through 2018. As a result of the expected loss on the facility exit and sublease agreements, we recorded a charge of $5.3 million in the fourth quarter of fiscal 2008 pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), and FTB No. 79-15, “Accounting for Loss on a Sublease Not Involving the Disposal of a Segment” (“FTB 79-15”).

	Years Ended September 30,
	2008	2007	2006
	(In thousands, except for percentages)

Other Income and Income Taxes
Income from operations	$99,314	$99,502	$90,138
Other income, net	18,950	28,191	17,431

Income before income taxes	118,264	127,693	107,569
Provision for income taxes	43,933	50,693	41,564

Net income	$74,331	$77,000	$66,005

Other Income and Income Taxes (as percentage of net revenue)
Income from operations	15.3%	18.9%	22.9%
Other income, net	2.9	5.4	4.4

Income before income taxes	18.2	24.3	27.3
Provision for income taxes	6.8	9.6	10.5

Net income	11.4%	14.6%	16.8%

Other Income, Net.  Other income, net, consists of interest income and foreign currency transaction gains and losses. Other income, net decreased 32.8% in fiscal year 2008, as compared to fiscal year 2007 and increased 61.7% in fiscal year 2007 as compared to the fiscal years 2006. Interest income was $17.5 million, $27.3 million and $17.2 million for fiscal years 2008, 2007 and 2006, respectively. The decrease in other income, net for fiscal year 2008 compared to fiscal year 2007 was primarily due to decreased interest income as a result of reduced investment balances, partially offset by cash provided from operating and investing activities. Investment balances decreased in fiscal year 2008 as a result of the repurchase of outstanding common stock under our stock repurchase program and additional cash required for the acquisition of Acopia in September 2007. The fiscal year 2007 increase was due to a combination of higher yields and increased investment balance over the prior period. The increased investment balances in fiscal year 2007 and 2006 are the result of additional cash provided from operating and financing activities during the respective fiscal years.

Provision for Income Taxes.  We recorded a 37.1% provision for income taxes for the fiscal year 2008 compared to 39.7% in fiscal year 2007 and 38.6% in fiscal year 2006. The reduction in the effective tax rate from fiscal year end 2007 to fiscal year end 2008 is largely attributable to an increase in the U.S. Domestic Manufacturing Deduction and a decrease in the limitation on deductibility of the compensation of certain officers.

At September 30, 2008, we did not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that the assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets as of fiscal year end 2008, 2007 and 2006 were $52.8 million, $43.3 million and $23.3 million, respectively. Our worldwide effective tax rate may fluctuate based on a number of factors, including variations in projected taxable income in our various geographic locations in which we operate, changes in the valuation of our net deferred tax assets, resolution of potential exposures, tax positions taken on tax returns filed in the various geographic locations in which we operate, and the introduction of new accounting standards or changes in tax laws or interpretations thereof in the various geographic locations in which we operate. We have recorded liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense.

Liquidity and Capital Resources

We have funded our operations with our cash balances, cash generated from operations and proceeds from public offerings of our securities.

	Years Ended September 30,
	2008	2007	2006
	(In thousands)

Liquidity and Capital Resources
Cash and cash equivalents and investments	$451,272	$474,831	$492,176
Cash provided by operating activities	193,692	169,650	125,378
Cash provided by (used in) investing activities	13,710	(188,141)	(204,409)
Cash (used in) provided by financing activities	(181,719)	35,486	65,145

Cash and cash equivalents, short-term investments and long-term investments totaled $451.3 million as of September 30, 2008 compared to $474.8 million as of September 30, 2007, representing a decrease of $23.5 million. The decrease was primarily due to approximately $200 million of cash used to repurchase outstanding common stock under our stock repurchase program in fiscal 2008 which amount was largely offset by cash provided by operating activities of $193.7 million for the year ended September 30, 2008. In fiscal year 2007, overall cash provided by investing activities decreased $17.4 million compared to fiscal year 2006. The net decrease was primarily due to cash requirements for the purchase of Acopia in the fourth quarter of fiscal 2007, which amounts were partially offset by cash flow from operations.

At September 30, 2008, we held $52.3 million (par value) of long-term investments comprised of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. We limit our investments in ARS to securities that carry an AAA (or equivalent) rating from recognized rating agencies and limit the amount of credit exposure to any one issuer.

At the time of initial investment and at the date of this Annual Report on Form 10-K, all of our ARS remain AAA rated.

Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. The underlying assets of the municipal ARS we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government.

We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Through September 30, 2008, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities. However, due to recent changes and uncertainty in the ARS market, we believe these investments may remain illiquid for longer than twelve months and as a result, we have classified these investments as long-term as of September 30, 2008. We currently have the ability and the intent to hold these ARS investments until recovery of the auction process or until maturity.

Cash provided by operating activities during fiscal year 2008 was $193.7 million compared to $169.7 million in fiscal year 2007 and $125.4 million in fiscal year 2006. Cash provided by operating activities resulted primarily from cash generated from net income, after adjusting for non-cash charges such as stock-based compensation, depreciation and amortization charges and changes in operating assets and liabilities.

Cash provided by investing activities was $13.7 million for fiscal year 2008, compared to cash used in investing activities of $188.1 million for fiscal year 2007 and $204.4 million for fiscal year 2006. The cash provided by investing activities in fiscal year 2008 was primarily the result of the sale of investments partially offset by the purchase of investments. The cash used in fiscal year 2007 was primarily the result of the purchase of investments partially offset by the sale of investments and $207.1 million of cash payments, net of cash acquired, to shareholders of Acopia, which was acquired in September 2007. The cash used in fiscal year 2006 was primarily due to the purchase of investments and property and equipment, partially offset by the sale of investments.

Cash used in financing activities was $181.7 million for fiscal year 2008, compared to cash provided by financing activities of $35.5 million and $65.1 million in fiscal years 2007 and 2006, respectively. In the second quarter of fiscal 2008, our Board of Directors approved a stock repurchase program to repurchase up to $200 million of the Company’s outstanding common stock. Cash used in financing activities for fiscal 2008 included $200 million to repurchase common stock under this plan, which was partially offset by the exercise of employee stock options and purchases under our employee stock purchase plan. During fiscal years 2007 and 2006 our financing activities consisted entirely of cash proceeds and tax benefits received from the exercise of stock options and stock purchases under our employee stock purchase plan.

We expect that our existing cash and investment balances and cash from operations will be sufficient to meet our anticipated working capital and capital expenditures for the foreseeable future.

Obligations and Commitments

The following table summarizes our contractual payment obligations and commitments as of September 30, 2008:

	Payment Obligations by Year
	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)

Operating leases	$17,917	$17,300	$13,726	$11,229	$6,830	$25,676	$92,678
Purchase obligations	17,783	—	—	—	—	—	17,783

Total	$35,700	$17,300	$13,726	$11,229	$6,830	$25,676	$110,461

We lease our facilities under operating leases that expire at various dates through 2018. We have excluded from the above table the impact of approximately $4.2 million related to unrecognized income tax benefits as of September 30, 2008, due to the adoption of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” We cannot make reliable estimates of the future cash flows by period related to this obligation.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after October 1, 2009. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to measure eligible financial instruments and certain other items at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company’s fiscal years beginning October 1, 2008. The Company is currently assessing the potential effect if any of implementing this standard but does not expect it to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2 -Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted this standard on October 1, 2008. The Company is currently assessing the potential effect if any of implementing this standard but does not expect it to have a material effect on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk.  Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio with the exception of U.S. treasury securities, commercial paper and money market funds, which are exempt from size limitation. The policy requires investments in securities that mature in three years or less, with the average maturity being no greater than one and a half years. These securities are subject to interest rate risk and will decrease in value if interest rates increase. A decrease of one percent in the average interest rate would have resulted in a decrease of approximately $3.7 million in our interest income for the fiscal year 2008.

	Maturing in
	Three Months	Three Months	Greater Than
	or Less	to One Year	One Year	Total	Fair Value
	(In thousands, except for percentages)

September 30, 2008
Included in cash and cash equivalents	$16,570	$—	$—	$16,570	$16,570
Weighted average interest rate	3.3%	—	—	—	—
Included in short-term investments	$28,019	$83,864	$—	$111,883	$111,883
Weighted average interest rates	5.6%	4.4%	—	—	—
Included in long-term investments	$—	$—	$261,086	$261,086	$261,086
Weighted average interest rates	—	—	4.6%	—	—
September 30, 2007
Included in cash and cash equivalents	$7,965	$—	$—	$7,965	$7,965
Weighted average interest rate	5.1%	—	—	—	—
Included in short-term investments	$123,044	$81,125	$—	$204,169	$204,169
Weighted average interest rates	5.3%	5.0%	—	—	—
Included in long-term investments	$—	$—	$216,366	$216,366	$216,366
Weighted average interest rates	—	—	5.2%	—	—
September 30, 2006
Included in cash and cash equivalents	$7,852	$—	$—	$7,852	$7,852
Weighted average interest rate	4.6%	—	—	—	—
Included in short-term investments	$122,805	$213,622	$—	$336,427	$336,427
Weighted average interest rates	4.4%	3.8%	—	—	—
Included in long-term investments	$—	$—	$118,003	$118,003	$118,003
Weighted average interest rates	—	—	4.1%	—	—

At September 30, 2008, the fair value of our AAA rated municipal ARS was approximately $47.5 million. ARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7, 28 or 35 days. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. The underlying assets of the municipal ARS we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal ARS will have a material impact on our overall ability to meet our liquidity needs. We have the intent and ability to hold these securities until liquidation. These securities have been classified as long-term at September 30, 2008 based on the fact that we believe it could take longer than twelve months to liquidate the positions.

Foreign Currency Risk.  The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 2008 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, as we continue to expand our operations internationally, transaction gains or losses may become significant in the future. We have not engaged in foreign currency hedging to date. However, we may do so in the future.

Item 8.	Financial Statements and Supplementary Data

F5 NETWORKS, INC.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
of F5 Networks, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of F5 Networks, Inc. and its subsidiaries at September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the financial statements, on October 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

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

PricewaterhouseCoopers LLP

Seattle, WA
November 20, 2008

F5 NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
	(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$78,303	$54,296
Short-term investments	111,883	204,169
Accounts receivable, net of allowances of $4,348 and $3,161	97,057	91,774
Inventories	10,148	10,672
Deferred tax assets	5,910	5,305
Other current assets	20,068	20,434

Total current assets	323,369	386,650

Restricted cash	2,748	3,959
Property and equipment, net	47,557	36,024
Long-term investments	261,086	216,366
Deferred tax assets	46,917	38,036
Goodwill	231,892	233,997
Other assets, net	25,654	29,256

Total assets	$939,223	$944,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,092	$25,525
Accrued liabilities	48,051	39,990
Deferred revenue	125,678	87,895

Total current liabilities	186,821	153,410

Other long-term liabilities	14,822	7,679
Deferred revenue, long-term	19,321	12,622

Total long-term liabilities	34,143	20,301

Commitments and contingencies (Note 7)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 79,094 and 84,379 shares issued and outstanding	477,299	598,436
Accumulated other comprehensive loss	(6,076)	(564)
Retained earnings	247,036	172,705

Total shareholders’ equity	718,259	770,577

Total liabilities and shareholders’ equity	$939,223	$944,288

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED INCOME STATEMENTS

	Years Ended September 30,
	2008	2007	2006
	(In thousands, except per share data)

Net revenues
Products	$452,929	$392,921	$304,878
Services	197,244	132,746	89,171

Total	650,173	525,667	394,049

Cost of net revenues
Products	102,400	84,094	63,619
Services	46,618	34,230	24,534

Total	149,018	118,324	88,153

Gross profit	501,155	407,343	305,896

Operating expenses
Sales and marketing	237,175	175,555	127,478
Research and development	103,394	69,030	49,171
General and administrative	56,001	49,256	39,109
In-process research and development	—	14,000	—
Loss on facility exit and sublease	5,271	—	—

Total	401,841	307,841	215,758

Income from operations	99,314	99,502	90,138
Other income, net	18,950	28,191	17,431

Income before income taxes	118,264	127,693	107,569
Provision for income taxes	43,933	50,693	41,564

Net income	$74,331	$77,000	$66,005

Net income per share — basic	$0.90	$0.93	$0.82

Weighted average shares — basic	82,290	83,205	80,278

Net income per share — diluted	$0.89	$0.90	$0.80

Weighted average shares — diluted	83,428	85,137	83,020

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

			Accumulated
			Other	Retained	Total
	Common Stock		Comprehensive	Earnings	Shareholders’
	Shares	Amount	Income/(Loss)	(Deficit)	Equity
	(In thousands)

Balance, September 30, 2005	77,186	$431,897	$(1,430)	$29,700	$460,167

Exercise of employee stock options	3,494	38,701	—	—	38,701
Issuance of stock under employee stock purchase plan	272	5,488	—	—	5,488
Issuance of restricted stock	604	—	—	—	—
Tax benefit from employee stock transactions	—	20,887	—	—	20,887
Stock based compensation	—	24,818	—	—	24,818
Net income	—	—	—	66,005	—
Foreign currency translation adjustment	—	—	(293)	—	—
Unrealized gain on securities, net of tax	—	—	685	—	—
Comprehensive income	—	—	—	—	66,397

Balance, September 30, 2006	81,556	$521,791	$(1,038)	$95,705	$616,458

Exercise of employee stock options	1,257	15,690	—	—	15,690
Issuance of stock under employee stock purchase plan	288	7,546	—	—	7,546
Issuance of restricted stock	1,278	—	—	—	—
Tax benefit from employee stock transactions	—	12,197	—	—	12,197
Stock based compensation	—	41,212	—	—	41,212
Net income	—	—	—	77,000	—
Foreign currency translation adjustment	—	—	(686)	—	—
Unrealized gain on securities, net of tax	—	—	1,160	—	—
Comprehensive income	—	—	—	—	77,474

Balance, September 30, 2007	84,379	$598,436	$(564)	$172,705	$770,577

Exercise of employee stock options	664	7,794	—	—	7,794
Issuance of stock under employee stock purchase plan	473	10,708	—	—	10,708
Issuance of restricted stock	1,284	—	—	—	—
Repurchase of common stock	(7,706)	(200,000)	—	—	(200,000)
Tax loss from employee stock transactions	—	(221)	—	—	(221)
Stock based compensation	—	60,582	—	—	60,582
Net income	—	—	—	74,331	—
Foreign currency translation adjustment	—	—	(1,614)	—	—
Unrealized loss on securities, net of tax	—	—	(3,898)	—	—
Comprehensive income	—	—	—	—	68,819

Balance, September 30, 2008	79,094	$477,299	$(6,076)	$247,036	$718,259

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2008	2007	2006
	(In thousands)

Operating activities
Net income	$74,331	$77,000	$66,005
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss on disposition of assets	89	134	446
Realized (gain) loss on sale of investments	(31)	6	—
Stock based compensation	60,582	41,212	24,818
Provision for doubtful accounts and sales returns	2,749	1,209	67
Depreciation and amortization	23,623	15,862	11,585
Deferred income taxes	(5,606)	6,429	18,946
In-process research and development	—	14,000	—
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(7,940)	(30,004)	(20,812)
Inventories	523	(2,366)	(2,997)
Other current assets	428	(4,420)	(5,578)
Other assets	(3,544)	(1,492)	(957)
Accounts payable and accrued liabilities	4,006	16,592	13,088
Deferred revenue	44,482	35,488	20,767

Net cash provided by operating activities	193,692	169,650	125,378

Investing activities
Purchases of investments	(494,082)	(902,250)	(557,999)
Sales of investments	535,494	937,716	417,817
Investment of restricted cash	1,216	(9)	(49)
Acquisition of businesses, net of cash acquired	(995)	(207,144)	(42,778)
Purchases of property and equipment	(27,923)	(16,454)	(21,400)

Net cash provided by (used in) investing activities	13,710	(188,141)	(204,409)

Financing activities
Tax benefit (loss) from nonqualified stock options	(221)	12,197	20,887
Proceeds from the exercise of stock options and the purchase of stock under employee stock purchase plan	18,502	23,289	44,258
Repurchase of common stock	(200,000)	—	—

Net cash (used in) provided by financing activities	(181,719)	35,486	65,145

Net increase (decrease) in cash and cash equivalents	25,683	16,995	(13,886)
Effect of exchange rate changes on cash and cash equivalents	(1,676)	(445)	(235)
Cash and cash equivalents, beginning of year	54,296	37,746	51,867

Cash and cash equivalents, end of year	$78,303	$54,296	$37,746

Supplemental Information
Cash paid for taxes	$48,804	$32,762	$1,500

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash and cash equivalents in deposits with three major financial institutions, which, at times, exceed federally insured limits. The Company has not experienced any losses on its cash and cash equivalents.

Investments

The Company classifies its investment securities as available for sale. Investment securities, consisting of corporate and municipal bonds and notes and United States government securities, are reported at fair value with the related unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Investments in securities with maturities of less than one year or where management’s intent is to use the investments to

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fund current operations are classified as short-term investments. Investments, other than auction rate securities (“ARS”) with maturities of greater than one year are classified as long-term investments.

The Company’s ARS securities are classified as available-for-sale and are reported as long term, as the Company does not believe that they will be able to liquidate these securities in the next twelve months. The Company has the intent and ability to hold these securities until liquidation. The Company used a discounted cash flow analysis to determine the fair value of ARS. The assumptions the Company used in preparing the discounted cash flow model include estimates for interest rates; estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods for the ARS.

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

The Company maintains its cash and investment balances with high credit quality financial institutions. Included within the Company’s investment portfolio are investments in ARS. The Company’s ARS investments are currently not liquid as a result of continued auction failures. If the issuers are not able to meet their payment obligations or if the Company sells its ARS investments before they recover, the Company may lose some or all of its principal invested or may be required to further reduce the carrying value.

Fair Value of Financial Instruments

Short-term and long-term investments are recorded at fair value as the underlying securities are classified as available for sale and marked-to-market at each reporting period. The fair value is determined using quoted market prices for the securities held with the exception of ARS, which are valued based on a discounted cash flow model.

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

Inventories consist of the following (in thousands):

	Years Ended
	September 30,
	2008	2007

Finished goods	$6,391	$7,703
Raw materials	3,757	2,969

	$10,148	$10,672

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

Restricted cash primarily represents escrow accounts established in connection with lease agreements for the Company’s corporate headquarters and, to a lesser extent, the Company’s international facilities. Under the terms of the lease for the Company’s corporate headquarters, the amount required to be held in escrow reduces and eventually eliminates at various dates throughout the duration of the lease term. During fiscal year 2008, the amount required to be held in escrow was $2.4 million as set forth in the lease agreement for the Company’s corporate headquarters.

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

Property and equipment consist of the following (in thousands):

	Years Ended
	September 30,
	2008	2007

Computer equipment	$50,878	$41,547
Office furniture and equipment	10,334	7,766
Leasehold improvements	34,069	21,048

	95,281	70,361
Accumulated depreciation and amortization	(47,724)	(34,337)

	$47,557	$36,024

Depreciation and amortization expense totaled approximately $16.3 million, $11.7 million, and $7.6 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company has adopted the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Goodwill of $150.2 million was recorded in connection with the acquisition of Acopia Networks, Inc. (“Acopia”), in the fourth quarter of 2007, goodwill of $32.0 million was recorded in connection with the acquisition of Swan Labs, Inc. (“Swan Labs”) in fiscal year 2006, goodwill of $25.5 million was recorded in connection with the acquisition of MagniFire Websystems Inc. in fiscal year 2004 and goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in fiscal year 2003. In March 2008, the Company completed its annual impairment test and concluded that there was no impairment of goodwill. Additionally, as a result of the current economic environment the Company re-evaluated goodwill for impairment at September 30, 2008, and concluded that there was no impairment.

Other Assets

Other assets primarily consist of software development costs and acquired technology.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software development costs are charged to research and development expense until technological feasibility is established. The Company accounts for internally-generated software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of each product. The establishment of technological feasibility and the ongoing assessment of recoverability of costs require considerable judgment by the Company with respect to certain internal and external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in hardware and software technology. During fiscal year 2008, the Company capitalized $1.7 million of software development costs. The Company did not capitalize any software development costs in fiscal years 2007 or 2006. Amortization costs related to capitalized software development was $202,000, $249,000, and $272,000 for fiscal years 2008, 2007, and 2006, respectively and has been recorded as additional cost of product revenues.

Acquired technology and customer relationship assets are recorded at cost and amortized over their estimated useful lives of five years. The estimated useful life of these assets is assessed and evaluated for reasonableness periodically. Acquired technology of $15.0 million in fiscal 2007 and $8.0 million in fiscal 2006 was recorded in connection with the acquisitions of Acopia and Swan Labs, respectively. Amortization expense related to acquired technology, which is charged to cost of product revenues, totaled $6.1 million, $3.4 million and $3.2 million during the fiscal years 2008, 2007 and 2006, respectively.

Amortization of all other intangible assets, including customer relationships, patents and trademarks was $969,000, $486,000 and $464,000 during the fiscal years 2008, 2007 and 2006, respectively.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated fair value. No impairment of long-lived assets was noted at September 30, 2008.

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

The Company sells products through distributors, resellers, and directly to end users. The Company recognizes product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant performance obligations remain. In certain regions where the Company does not have the ability to reasonably estimate returns, the Company defers revenue on sales to its distributors until they have received information from the channel partner indicating that the distributor has sold the product to its customer. Payment terms to domestic customers are generally net 30 days to net 45 days. Payment terms to international customers range from net 30 days to net 90 days based on normal and customary trade practices in the individual markets. The Company offers extended payment terms to certain customers, in which case, revenue is recognized when payments are due.

Whenever product, training and post-contract customer support (“PCS”) elements are sold together, a portion of the sales price is allocated to each element based on their respective fair values as determined when

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the individual elements are sold separately. The Company determines fair value based on the type of customer and region in which the package is sold. Where fair value of certain elements are not available, the Company recognizes revenue on the “residual method” permitted under SOP 98-9 based on the fair value of undelivered elements. Revenues from the sale of product are recognized when the product has been shipped and the customer is obligated to pay for the product. When rights of return are present and the Company cannot estimate returns, it recognizes revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes a limited period of telephone support updates, repair or replacement of any failed product or component that fails during the term of the agreement, bug fixes and rights to upgrades, when and if available. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.

In accordance with Emerging Issues Task Force (EITF) 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, the Company accounts for taxes collected from customers and remitted to governmental authorities on a net basis and excluded from revenues.

Shipping and Handling

Shipping and handling fees charged to the Company’s customers are recognized as product revenue in the period shipped and the related costs for providing these services are recorded as a cost of sale.

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

The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. During the years ended September 30, 2008, 2007 and 2006, warranty expense was $10.4 million, $8.4 million and $4.3 million, respectively.

The following table summarizes the activity related to product warranties (in thousands):

	Years Ended September 30,
	2008	2007	2006

Balance, beginning of fiscal year	$1,757	$1,582	$1,565
Charges to cost of revenues	10,353	8,391	4,338
Applied to liability	(11,510)	(8,216)	(4,321)

Balance, end of fiscal year	$600	$1,757	$1,582

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

In-Process Research and Development

Acquired in-process research and development (“IPR&D”) reflects the amount allocated to IPR&D that the Company acquired in acquisitions. IPR&D represents the present value of estimated after-tax cash flows expected to be generated by purchased technology, which, at the acquisition date, had not yet reached technological feasibility and had no alternative future use. The Company recorded $14.0 million of IPR&D cost in fiscal 2007 related to its acquisition of Acopia.

Advertising

Advertising costs are expensed as incurred. The Company incurred $1.5 million, $2.2 million and $1.3 million in advertising costs during the fiscal years 2008, 2007 and 2006, respectively.

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

In fiscal year 2008, the Company adopted the Financial Accounting Standard Board’s (“FASB”) Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109, “Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Foreign Currency

The functional currency for the Company’s foreign subsidiaries is the local currency in which the respective entity is located, with the exception of F5 Networks, Ltd., in the United Kingdom that uses the U.S. dollar as its functional currency. An entity’s functional currency is determined by the currency of the economic environment in which the majority of cash is generated and expended by the entity. The financial statements of all majority-owned subsidiaries and related entities, with a functional currency other than the U.S. dollar, have been translated into U.S. dollars in accordance with SFAS No. 52 “Foreign Currency Translation.” All assets and liabilities of the respective entities are translated at year-end exchange rates and all revenues and expenses are translated at average rates during the respective period. Translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) in shareholder’s equity.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period of exchange. The net effect of foreign currency gains and losses were not significant during the fiscal years ended September 30, 2008, 2007 and 2006.

Segments

The Company complies with the requirements of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Management has determined that the Company operated in one segment for fiscal 2008 and prior years and will continue to evaluate its reporting structure prospectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“FAS 123R”), using the straight-line attribution method for recognizing compensation expense. The Company recognized $60.6 million, $41.2 million and $24.8 million of stock-based compensation expense for the fiscal years ended September 30, 2008, 2007 and 2006, respectively. As of September 30, 2008, there was $82.9 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.

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

	Stock Option Plan			Employee Stock Purchase Plan
	Years Ended September 30,			Years Ended September 30,
	2008	2007	2006	2008	2007	2006

Risk-free interest rate	2.87%	4.46%	4.86%	1.73%	5.03%	4.90%
Expected dividend	—	—	—	—	—	—
Expected term	4.1 years	6.3 years	6.3 years	0.5 years	0.5 years	0.5 years
Expected volatility	52.64%	65.76%	51.07%	65.91%	42.62%	45.35%

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Expected volatility is based on the annualized daily historical volatility of the Company’s stock price commensurate with the expected life of the option. Expected term of the option is based on an evaluation of the historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years. The Company’s stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS 123R also requires the Company to recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. In the fourth quarter of fiscal 2008, the Company began estimating forfeitures by class of employee to better reflect

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historical behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The estimated forfeiture rate for grants awarded to the Company’s executive officers and Board of Directors was approximately 4% and the estimated forfeiture rate for grants awarded to all other employees was approximately 10% in the fourth quarter of fiscal 2008. An estimated forfeiture rate of 4% was used for the first three quarters of fiscal 2008 and for fiscal 2007 and an estimated forfeiture rate of 5% was used for fiscal 2006. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

Compensation cost recognized for the fiscal year ended September 30, 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation and (b) compensation cost for all share-based payments granted or modified subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

Earnings Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data).

	Years Ended September 30,
	2008	2007	2006

Numerator
Net income	$74,331	$77,000	$66,005
Denominator
Weighted average shares outstanding — basic	82,290	83,205	80,278
Dilutive effect of common shares from stock options and restricted stock units	1,138	1,932	2,742

Weighted average shares outstanding — diluted	83,428	85,137	83,020

Basic net income per share	$0.90	$0.93	$0.82

Diluted net income per share	$0.89	$0.90	$0.80

Approximately 0.6 million, 0.2 million, and 0.4 million of common shares potentially issuable from stock options for the years ended September 30, 2008, 2007 and 2006 are excluded from the calculation of diluted earnings per share because the exercise price was greater than the market price.

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

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal years beginning October 1, 2010. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after October 1, 2009. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to measure eligible financial instruments and certain other items at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted this standard on October 1, 2008. The Company is currently assessing the potential effect if any of implementing this standard but does not expect it to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2 -Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted this standard on October 1, 2008. The Company is currently assessing the potential effect if any of implementing this standard but does not expect it to have a material effect on its consolidated financial statements.

2.	Short-Term and Long-Term Investments

Short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2008
Corporate bonds and notes	$3,033	$—	$(69)	$2,964
Municipal bonds and notes	40,587	138	(30)	40,695
U.S. government securities	68,301	38	(115)	68,224

	$111,921	$176	$(214)	$111,883

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2007
Corporate bonds and notes	$17,923	$20	$(29)	$17,914
Municipal bonds and notes	9,000	2	—	9,002
Auction rate securities	70,100	—	—	70,100
U.S. government securities	107,185	38	(70)	107,153

	$204,208	$60	$(99)	$204,169

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2008
Corporate bonds and notes	$12,815	$—	$(456)	$12,359
Municipal bonds and notes	100,154	57	(361)	99,850
Auction rate securities	52,250	—	(4,728)	47,522
U.S. government securities	101,534	111	(290)	101,355

	$266,753	$168	$(5,835)	$261,086

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2007
Corporate bonds and notes	$2,648	$—	$—	$2,648
Municipal bonds and notes	29,414	61	—	29,475
U.S. government securities	183,784	459	—	184,243

	$215,846	$520	$—	$216,366

The amortized cost and fair value of fixed maturities at September 30, 2008, by contractual years-to-maturity, are presented below (in thousands):

	Amortized
	Cost	Fair Value

One year or less	$111,921	$111,883
Over one year through five years	266,753	261,086

	$378,674	$372,969

The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for fiscal 2008 were primarily caused by reductions in the values of the ARS due to the illiquid markets and were partially offset by unrealized gains related to interest rate decreases. The Company has determined the unrealized losses are temporary as the duration of the decline in value of investments has been short, the extent of the decline, in both dollars and as a percentage of costs, is not significant, and the Company has the ability and intent to hold the investments until it recovers at least substantially all of the cost of the investments.

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2008 (in thousands):

	Less Than 12 Months		12 Months of Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2008
Corporate bonds and notes	$15,323	$525	$—	$—	$15,323	$525
Municipal bonds and notes	88,950	391	—	—	88,950	391
Auction rate securities	47,522	4,728	—	—	47,522	4,728
U.S. government securities	103,952	405	—	—	103,952	405

Total	$255,747	$6,049	$—	$—	$255,747	$6,049

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s investments include ARS, which are variable-rate debt securities. The Company limits its investments in ARS to securities that carry an AAA (or equivalent) rating from recognized rating agencies and limits the amount of credit exposure to any one issuer. At the time of initial investment and at the date of this report, all ARS remain AAA rated. In the past, the auction process allowed investors to obtain immediate liquidity if so desired by selling the securities at their face amounts. Liquidity for these securities has historically been provided by an auction process that resets interest rates on these investments on average every 7-35 days. However, as has been reported in the financial press, the disruptions in the credit markets adversely affected the auction market for these types of securities. The Company believes that the appropriate presentation of these securities is long-term investments as reflected in the Company’s consolidated balance sheet at September 30, 2008, as the Company does not believe it will be able to liquidate these securities in the next twelve months.

Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS the Company held because sell orders exceeded buy orders. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside the auction process. The Company recorded an unrealized loss on these securities of $4.7 million as of September 30, 2008. The Company does not believe this loss to be other than temporary. However, the Company will reassess this conclusion in future reporting periods based on several factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of the credit ratings of investments, market risk and other factors. Such a reassessment may result in a conclusion that the investments are more than temporarily impaired.

The Company liquidated two of its ARS at par value for $2.5 million and $1.1 million in the fourth quarter of fiscal 2008. The Company also liquidated one other ARS subsequent to September 30, 2008, at par value for $4.9 million.

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

Fiscal Year 2007 Acquisition of Acopia

On September 12, 2007, the Company acquired all of the capital stock of Acopia, a privately held Delaware corporation headquartered in Lowell, Massachusetts for $207.8 million in cash. The Company also incurred $2.2 million of direct transaction costs for a total purchase price of approximately $210.0 million. Acopia provides high-performance, intelligent file virtualization solutions. These solutions will be highly complementary to Company’s strategy of optimizing the application infrastructure from the core of the datacenter to the edge of the network. As a result of the merger, the Company acquired all the assets of Acopia, all property, equipment and other assets that Acopia used in its business and assumed all the liabilities of Acopia. The results of operations of Acopia have been included in the Company’s consolidated financial statements from the date of acquisition.

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

Unaudited pro forma financial information is as follows (in thousands, except per share data):

	Year Ended	Year Ended
	September 30,	September 30,
	2007	2006

Net revenues — pro forma	$531,512	$396,413
Net income — pro forma	$48,700	$39,396
Net income per share — basic — pro forma	$0.59	$0.49
Net income per share — diluted — pro forma	$0.57	$0.47

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

Other Assets

Other assets consist of the following (in thousands):

	Years Ended
	September 30,
	2008	2007

Developed technology and software development cost	$17,079	$21,711
Deposits and other	8,575	7,545

	$25,654	$29,256

Amortization expense related to other assets was approximately $7.3 million, $4.2 million, and $3.9 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

Intangible assets consist of the following (in thousands):

	2008			2007
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Developed technology and software development cost	$33,474	$(16,395)	$17,079	$31,806	$(10,095)	$21,711
Customer relationships	2,699	(814)	1,885	2,699	(275)	2,424
Patents and trademarks	2,259	(1,103)	1,156	2,259	(780)	1,479
Trade names	200	(43)	157	200	(3)	197
Non-compete covenants	200	(72)	128	200	(6)	194

	$38,832	$(18,427)	$20,405	$37,164	$(11,159)	$26,005

Estimated amortization expense for intangible assets for the five succeeding fiscal years is as follows (in thousands):

2009	$6,655
2010	$5,983
2011	$4,137
2012	$3,562
2013	$68

$20,405

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	Years Ended
	September 30,
	2008	2007

Payroll and benefits	$28,249	$23,666
Sales and marketing	1,719	2,097
Warranty	600	1,757
Income taxes	8,913	4,755
Other	8,570	7,715

	$48,051	$39,990

Other Long Term Liabilities

Other long term liabilities consist of the following (in thousands):

	Years Ended
	September 30,
	2008	2007

Income tax accrual	$4,095	$4,161
Deferred rent and other	10,727	3,518

	$14,822	$7,679

5.	Income Taxes

The United States and international components of income before income taxes are as follows (in thousands):

	Years Ended September 30,
	2008	2007	2006

United States	$109,344	$121,596	$104,167
International	8,920	6,098	3,402

	$118,264	$127,694	$107,569

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes (benefit) consists of the following (in thousands):

	Years Ended September 30,
	2008	2007	2006

Current
U.S. federal	$45,820	$42,439	$43,041
State	1,718	2,240	2,458
Foreign	2,489	1,208	68

Total	50,027	45,887	45,567
Deferred
U.S. federal	(5,783)	5,288	(4,371)
State	(331)	302	(144)
Foreign	20	(784)	512

Total	(6,094)	4,806	(4,003)

	$43,933	$50,693	$41,564

The effective tax rate differs from the U.S. federal statutory rate as follows (in thousands):

	Years Ended September 30,
	2008	2007	2006

Income tax provision at statutory rate	$41,393	$44,694	$37,649
State taxes, net of federal benefit	2,187	2,432	2,468
Impact of international operations	(696)	(1,689)	(655)
Research and development and other credits	(1,709)	(4,795)	(830)
In-process research and development write-down	—	5,180	—
Impact of stock compensation	4,491	3,482	2,158
Other	(1,733)	1,389	774

	$43,933	$50,693	$41,564

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	Years Ended September 30,
	2008	2007

Deferred tax assets
Net operating loss carry-forwards	$29,784	$32,999
Allowance for doubtful accounts	1,446	1,044
Accrued compensation and benefits	2,978	2,539
Inventories and related reserves	497	286
Other accruals and reserves	21,299	11,101
Depreciation	2,275	2,024
Tax credit carry-forwards	3,664	3,664

	61,943	53,657
Deferred tax liabilities
Purchased intangibles and other	(9,116)	(10,316)

Net deferred tax assets	$52,827	$43,341

At September 30, 2008, the Company had U.S. net operating loss carry-forwards of approximately $80.2 million, a portion of which begins to expire in fiscal 2022 if not utilized. All U.S. net operating loss carry-forwards relate to entities acquired by the Company and are limited in use by I.R.C. Sec. 382. At September 30, 2008, the Company also had net operating loss carry-forwards of approximately $413,000 related to operations in the United Kingdom that carry forward indefinitely. At September 30, 2008 the Company also had federal research and development credit carry-forwards of approximately $2.4 million which, if not utilized, will begin to expire in 2022 and state research and development and investment credit carry-forwards of approximately $1.2 million, which if not utilized, may begin to expire in fiscal year 2017. The aforementioned credit carry-forwards are limited in use under I.R.C. Sec. 383. At September 30, 2007 the Company had approximately $93 million of net operating loss carry-forwards of which approximately $2.4 million were related to operations in the United Kingdom which carry-forward indefinitely. At September 30, 2007, the Company had federal research credit and other credit carry-forwards of approximately $2.4 million and state research and investment credit carry-forwards of approximately $1.2 million.

United States income and foreign withholding taxes have not been provided on approximately $670,000 of undistributed earnings from the Company’s international subsidiaries. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries because the Company currently does not expect to remit those earnings in the foreseeable future. Determination of the amount of unrecognized deferred tax liability related to undistributed earnings of foreign subsidiaries is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

At December 31, 2007 the federal tax credit for increasing research activities expired. This credit was reinstated into law on October 3, 2008 retroactive to January 1, 2008 for qualifying expenditures through December 31, 2009. This reinstatement will have a material impact on the Company’s effective tax rate for the quarter ending December 31, 2009. It is estimated that the impact of this reinstatement upon the Company’s effective tax rate for the quarter ending December 31, 2009 will be 6.5%.

The Company adopted the provisions of FASB Interpretation No. 48,“Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), on October 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Standards 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies Statement 109, “Accounting for Income Taxes”, the Company recognizes the financial statement impact of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest impact that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions where the statute of limitations remained open for all of the Company’s tax years. As a result of the implementation of FIN 48, the Company did not incur any change in the liability for unrecognized tax benefits.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal 2008:

Balance at October 1, 2007	$3,810
Gross increases related to current period tax positions	265

Balance at September 30, 2008	$4,075

The Company recognizes interest and, if applicable, penalties (not included in the “unrecognized tax benefits” table above) for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. At the adoption of FIN 48 the Company had not accrued any interest or penalties on unrecognized tax benefits. In the three months and twelve months ended September 30, 2008, the Company accrued approximately $32,000 and $146,000, respectively, of interest expense related to its liability for unrecognized tax benefits under FIN 48. No penalties were recognized in fiscal 2008 or accrued for at September 30, 2008.

All unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2004. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Australia and Germany. Periods open for review by local taxing authorities are fiscal years 2006, 2003, 2004 and 2003 for the United Kingdom, Japan, Australia and Germany, respectively. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years ended 2003 and 2004 tax returns filed in various states and the fiscal year ended 2005 federal income tax return.

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

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to determine the fair value of its stock options. Compensation expense related to restricted stock units and stock options is recognized over the vesting period. The Company has adopted a number of stock-based compensation plans as discussed below.

1998 Equity Incentive Plan.  In November 1998, the Company adopted the 1998 Equity Incentive Plan, or the 1998 Plan, which provides for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses for employees and other service providers. The 1998 Plan terminates on November 11, 2008. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 1998 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. During the fiscal year 2007, the Company issued no non-qualified and incentive stock options or stock purchase awards and issued 119,630 stock bonuses to employees. During the fiscal year 2008, the Company issued no stock options, stock purchase awards or stock bonuses under this plan. As of September 30, 2008, there were options to purchase 777,878 shares outstanding, 59,756 unvested stock bonuses, and 33,089 shares available for awards under the 1998 Plan.

1999 Employee Stock Purchase Plan.  In May 1999, the board of directors approved the adoption of the 1999 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan. A total of 4,000,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The Employee Stock Purchase Plan has been implemented in a series of offering periods, each 6 months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. As of September 30, 2008 there were 992,968 shares available for awards under the Employee Stock Purchase Plan.

2000 Equity Incentive Plan.  In July 2000, the Company adopted the 2000 Employee Equity Incentive Plan, or the 2000 Plan, which provides for discretionary grants of non-qualified stock options, stock purchase awards and stock bonuses for non-executive employees and other service providers. A total of 7,000,000 shares of common stock have been reserved for issuance under the 2000 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 2000 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. As of September 30, 2008, there were options to purchase 618,554 shares outstanding and 154,347 shares available for awards under the 2000 Plan. The Company terminated the 2000 Plan effective November 1, 2008 and no additional shares may be issued from the 2000 Plan.

New Hire Incentive Plans.  In August 2004, the Company adopted a non-qualified stock option plan, or the Triebes Plan, in connection with the hiring of Karl Triebes, the Company’s Senior Vice President of Product Development and Chief Technology Officer. The Triebes Plan provided for a grant of 600,000 non-qualified stock options for Mr. Triebes. As of September 30, 2008, there were options to purchase 113,000 shares outstanding and no shares available for awards under the Triebes Plan. Upon certain changes in control of the Company, 100% of all outstanding and unvested options remaining under the Triebes Plan will vest and become immediately exercisable.

Acquisition Incentive Plans.  In July 2003, the Company adopted the uRoam Acquisition Equity Incentive Plan, or the uRoam Plan, in connection with the hiring of the former employees of uRoam, Inc. A total of 500,000 shares of common stock were reserved for issuance under the uRoam Plan. The plan provided for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses. The Company has not granted any stock purchase awards or stock bonuses under this plan. As of September 30, 2008 there were options to purchase 28,382 shares outstanding and no shares available for awards under the uRoam Plan.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2004, the Company adopted the MagniFire Acquisition Equity Incentive Plan, or the MagniFire Plan, in connection with the hiring of the former employees of MagniFire Websystems, Inc. A total of 830,000 shares of common stock were reserved for issuance under the MagniFire Plan. The plan provides for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses. The Company has not granted any stock purchase awards or stock bonuses under this plan. As of September 30, 2008 there were options to purchase 62,367 shares outstanding and no shares available for awards under the MagniFire Plan.

Options that expire under the uRoam Plan or the MagniFire Plan, whether due to termination of employment or otherwise, are not available for future grant.

In August 2007, the Company adopted the 2007 Acopia Acquisition Equity Incentive Plan, or the 2007 Acopia Plan. The 2007 Acopia Plan provides for discretionary grants of non-statutory stock options and stock units for employees, directors and consultant of Acopia to whom the Company offers employment in connection with the Company’s acquisition of Acopia. A total of 600,000 shares of common stock have been reserved for issuance under the 2007 Acopia Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding Stock Awards under the 2007 Acopia Plan. During the fiscal year 2008, the Company issued no stock options and 392,250 stock units under the 2007 Acopia Plan. As of September 30, 2008, there were no stock options outstanding and 207,750 shares available for awards under the 2007 Acopia Plan. The Company terminated the 2007 Acopia Plan effective November 1, 2008 and no additional shares may be issued from the 2007 Acopia Plan.

In connection with the Company’s acquisition of Acopia, the Company assumed the Acopia 2001 Stock Incentive Plan, or the Acopia Plan. Unvested options to acquire Acopia’s common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 2,230,703 shares of common stock were reserved for issuance under the Acopia Plan. The plan provides for discretionary grants of non-qualified and incentive stock options, restricted stock awards and other stock-based awards to persons who were employees, officers, directors, consultants or advisors to Acopia on or prior to September 12, 2007. During the fiscal year 2008, the Company issued no stock options and 159,680 stock units under the Acopia Plan. As of September 30, 2008, there were options to purchase 294,496 shares outstanding and 1,718,856 shares available for awards under the Acopia Plan.

2005 Equity Incentive Plan.  In December 2004, the Company adopted the 2005 Equity Incentive Plan, or the 2005 Plan, which provides for discretionary grants of non-statutory stock options and stock units for employees, including officers, and other service providers. A total of 7,400,000 shares of common stock have been reserved for issuance under the 2005 Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding Stock Awards under the 2005 Plan. During the fiscal year 2008, the Company issued no stock options and 1,700,162 stock units under the 2005 Plan. As of September 30, 2008, there were options to purchase 60,000 shares outstanding and 1,951,350 shares available for awards under the 2005 Plan.

A majority of the restricted stock units granted in fiscal 2008, 2007 and 2006 vest quarterly over a two-year period. The restricted stock units were granted during fiscal 2008, 2007 and 2006 with a per-share weighted average fair value of $30.47, $40.98 and $27.21, respectively. Restricted stock units were granted during the fourth quarter of fiscal year 2005 with a per share weighted average fair value of $22.30. The fair value of restricted stock vested during fiscal years 2008, 2007 and 2006 was $36.5 million, $45.3 million and $17.1 million, respectively.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock unit activity under the 2005 Plan is as follows:

		Weighted
		Average
	Outstanding	Grant Date
	Stock Units	Fair Value

Balance, September 30, 2005	1,436,368	$22.30
Units granted	1,023,750	27.21
Units vested	(604,270)	28.27
Units cancelled	(144,884)	22.76

Balance, September 30, 2006	1,710,964	$23.09
Units granted	1,687,562	40.81
Units vested	(1,278,456)	34.34
Units cancelled	(151,654)	24.92

Balance, September 30, 2007	1,968,416	$30.84
Units granted	1,700,162	29.13
Units vested	(1,224,797)	28.93
Units cancelled	(162,654)	37.31

Balance, September 30, 2008	2,281,127	$30.13

A summary of stock option activity under all of the Company’s plans is as follows:

	Options Outstanding
		Weighted
		Average
	Number of	Exercise Price
	Shares	per Share

Balance, September 30, 2005	7,190,632	$12.91
Options granted	147,000	25.54
Options exercised	(3,494,474)	11.08
Options cancelled	(209,322)	20.46

Balance at September 30, 2006	3,633,836	$14.75
Options granted	446,321	19.35
Options exercised	(1,256,486)	12.49
Options cancelled	(67,980)	32.05

Balance at September 30, 2007	2,755,691	$16.10
Options granted	—	—
Options exercised	(664,610)	11.73
Options cancelled	(125,004)	18.52

Balance at September 30, 2008	1,966,077	$17.43

No stock options were granted in fiscal 2008. The weighted-average fair values per share at the date of grant for options granted with exercise prices equal to market were $15.95 and $14.23 for the fiscal years 2007 and 2006, respectively. For fiscal years 2007 and 2006, there were no options granted with exercise prices less than market.

The total intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $10.2 million, $32.0 million and $62.1 million, respectively.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted	Weighted
		Average	Average
		Remaining	Exercise	Aggregate
	Number of	Contractual	Price	Intrinsic
	Shares	Life (in Years)	per Share	Value(1)
				(In thousands)

Stock options outstanding	1,966,077	4.72	$17.43	$17,596

Exercisable	1,720,594	4.24	$16.56	$16,284

Vested and expected to vest	1,957,749	4.70	$17.39	$17,564

(1)	Aggregate intrinsic value represents the difference between the fair value of the Company’s common stock underlying these options at September 30, 2008 and the related exercise prices.

As of September 30, 2008, equity based awards (including stock option and stock units) available for future issuance is as follows:

Awards
Available for
Grant

Balance, September 30, 2005	2,118,206
Granted	(1,170,750)
Exercised	—
Cancelled	354,206
Additional shares reserved (terminated), net	(59,212)

Balance, September 30, 2006	1,242,450
Granted	(2,253,753)
Exercised	—
Cancelled	219,634
Additional shares reserved (terminated), net	6,830,698

Balance, September 30, 2007	6,039,029
Granted	(2,251,852)
Exercised	—
Cancelled	314,558
Additional shares reserved (terminated), net	(36,343)

Balance, September 30, 2008	4,065,392

As of September 30, 2008, there was $82.9 million of total unrecognized compensation cost, related to unvested stock options and restricted stock units, the majority of which will be recognized ratably over the next two years. An assumption of approximately a four percent forfeiture rate is utilized when arriving at the amount of stock compensation expense for executive officers and the Company’s Board of Directors. An assumption of approximately a ten percent forfeiture rate is utilized when arriving at the amount of stock compensation expense for all other employees. The Company recognized $60.6 million, $41.2 million and $24.8 million of pre-tax stock compensation expense for the years ended September 30, 2008, 2007 and 2006, respectively.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Commitments and Contingencies

Operating Leases

The majority of the Company’s operating lease payments relate to the Company’s three building corporate headquarters in Seattle, Washington. The lease on the first and second buildings commenced in July and October of 2000. The lease for both buildings expires in 2012 and the second building has been partially subleased for the remaining term. The lease on the third building commenced in June 2008 and will expire in 2018. The Company also leases additional office space for product development and sales and support personnel in the United States and internationally.

In October 2006, the Company entered into an office lease agreement to lease a total of approximately 137,000 square feet of office space in a building known as 333 Elliott West, which is adjacent to the three buildings that serve as our corporate headquarters. The lease expires in 2018. Construction on this project was substantially completed in the third quarter of fiscal year 2008. During 2008, the Company entered into two separate sublease agreements to sublease approximately 112,500 square feet of building 333 Elliott West. These sublease terms expire in 2011 and 2013, respectively.

Future minimum operating lease payments, net of sublease income, are as follows (in thousands):

	Gross Lease	Sublease	Net Lease
	Payments	Income	Payments

2009	17,917	5,632	12,285
2010	17,300	6,657	10,643
2011	13,726	6,431	7,295
2012	11,229	4,505	6,724
2013	6,830	1,112	5,718
Thereafter	25,676	—	25,676

	$92,678	$24,337	$68,341

Rent expense under non-cancelable operating leases amounted to approximately $15.8 million, $10.4 million, and $8.2 million for the fiscal years ended September 30, 2008, 2007, and 2006, respectively.

Purchase Obligations

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

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

McAdam et al. (Case No. C06-1057RSL), and Easton v. McAdam et al. (Case No. C06-1145RSL)(the “Federal Court Derivative Litigation”). On August 2, 2007, another derivative lawsuit, Barone v. McAdam et al. (Case No. C07-1200P), was filed in the U.S. District Court for the Western District of Washington. It is expected that this lawsuit will be consolidated with the other lawsuits pending in the U.S. District Court for the Western District of Washington. The complaints generally allege that certain of the Company’s current and former directors and officers, including, in general, each of the Company’s current outside directors (other than Deborah L. Bevier and Scott Thompson who joined the Company’s Board of Directors in July 2006 and January 2008, respectively) breached their fiduciary duties to the Company by engaging in alleged wrongful conduct concerning the manipulation of certain stock option grant dates. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The Company’s combined motion to consolidate and stay the State Court Derivative Litigation was granted in a court order dated April 3, 2007. The Company’s motion to dismiss the consolidated federal derivative actions based on plaintiffs’ failure to make demand on the Company’s Board of Directors prior to filing suit was granted in a court order dated August 6, 2007 with leave to amend the allegations in plaintiffs’ complaint. Plaintiffs filed an amended consolidated federal derivative action complaint on September 14, 2007. The Company filed a motion to dismiss the amended complaint based on plaintiff’s failure to make demand on the Company’s Board of Directors prior to filing suit. On July 3, 2008, before ruling on the Company’s pending dismissal motion, the federal court entered an order certifying certain issues of Washington state law to the Washington Supreme Court for resolution. Briefing the Washington Supreme Court on the certified issues began on September 15, 2008 and the hearing is currently set for March 24, 2009. The federal derivative actions are stayed pending resolution of the certification proceeding. The Company intends to continue to vigorously pursue dismissal of the derivative actions.

SEC and Department of Justice Inquiries.  In May 2006, the Company received notice from both the SEC and the Department of Justice that they were conducting informal inquiries into the Company’s historical stock option practices. The Company has fully cooperated with both agencies. Considerable legal and accounting expenses related to our historical stock option practices have been incurred to date. The Company may in the future be subject to additional regulatory proceedings or actions arising in relation to its historical stock option practices and the restatement of its prior period financial statements. Although regulatory proceedings are subject to inherent uncertainties, the Company does not believe the results of any pending actions will, individually or in the aggregate, have a material adverse impact its consolidated financial position or results of operations.

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

8.	Facility Exit and Sublease Agreements

During fiscal year 2008, the Company exited a research and development facility in Bellevue, Washington for which it has remaining operating lease obligations through 2014. In addition, the Company consolidated its corporate headquarters, partially subleasing the building located at 333 Elliott Avenue West in Seattle, Washington for which it has remaining operating lease obligations through 2018. As a result of the expected loss on the facility exit and sublease agreements, the Company recorded a charge of $5.3 million in the fourth quarter of fiscal 2008 pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and FTB No. 79-15, “Accounting for Loss on a Sublease Not Involving the Disposal of a Segment” (“FTB 79-15”).

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Employee Benefit Plans

The Company has a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their compensation. The Company may, at its discretion, match a portion of the employees’ eligible contributions. Contributions by the Company to the plan during the years ended September 30, 2008, 2007, and 2006 were approximately $3.5 million, $2.5 million and $1.3 million, respectively. Contributions made by the Company vest over four years.

10.	Geographic Sales and Significant Customers

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. For fiscal years 2008, 2007 and 2006, the Company was organized as, and operated in, one reportable segment: the development, marketing and sale of application delivery networking products that optimize the security, performance & availability of network applications, servers and storage systems. The Company manages its business based on four geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan; and the Asia Pacific region (APAC). The Company’s chief operating decision-making group reviews financial information presented on a consolidated basis accompanied by information about revenues by geographic region. The Company’s foreign offices conduct sales, marketing and support activities. Management evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Revenues are attributed by geographic location based on the location of the customer. The Company’s assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for net product revenue.

The following presents revenues by geographic region (in thousands):

	Years Ended September 30,
	2008	2007	2006

Americas	$373,906	$307,087	$226,242
EMEA	138,810	92,674	70,716
Japan	58,736	64,346	51,560
Asia Pacific	78,721	61,560	45,531

	$650,173	$525,667	$394,049

Net revenues from international customers are primarily denominated in U.S. dollars and totaled $276.3 million, $218.6 million, and $167.8 million for the years ended September 30, 2008, 2007 and 2006, respectively. One domestic distributor accounted for 10.5%, 11.6% and 13.6% of total net revenue for the fiscal years 2008, 2007 and 2006, respectively. Another domestic distributor accounted for 14.0%, 13.2% and 11.6% of total net revenue for the fiscal years 2008, 2007 and 2006. This distributor accounted for 10.5% of accounts receivable as of September 30, 2008.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Quarterly Results of Operations

The following presents the Company’s unaudited quarterly results of operations for the eight quarters ended September 30, 2008. The information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. This unaudited information has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that were considered necessary for a fair statement of the Company’s operating results for the quarters presented.

	Three Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2008	2008	2008	2007	2007	2007	2007	2006
	(Unaudited and in thousands)

Net revenues
Products	$115,790	$114,786	$112,148	$110,205	$106,982	$97,751	$96,126	$92,062
Services	55,473	50,799	46,993	43,979	38,625	34,674	31,479	27,968

Total	171,263	165,585	159,141	154,184	145,607	132,425	127,605	120,030

Cost of net revenues
Products	26,584	26,158	24,969	24,689	23,683	20,770	20,425	19,216
Services	12,329	12,020	11,719	10,550	9,665	8,867	8,390	7,308

Total	38,913	38,178	36,688	35,239	33,348	29,637	28,815	26,524

Gross profit	132,350	127,407	122,453	118,945	112,259	102,788	98,790	93,506

Operating expenses
Sales and marketing	60,461	60,483	58,053	58,178	48,165	45,158	43,177	39,055
Research and development	26,367	26,277	26,418	24,332	19,929	17,476	17,086	14,539
General and administrative	14,632	13,459	14,484	13,426	11,196	12,375	12,867	12,818
In-process research and development	—	—	—	—	14,000	—	—	—
Loss on facility exit and sublease	5,271	—	—	—	—	—	—	—

Total operating expenses	106,731	100,219	98,955	95,936	93,290	75,009	73,130	66,412

Income from operations	25,619	27,188	23,498	23,009	18,969	27,779	25,660	27,094
Other income, net	3,513	3,716	5,589	6,132	7,355	7,175	7,230	6,431

Income before income taxes	29,132	30,904	29,087	29,141	26,324	34,954	32,890	33,525

Provision (benefit) for income taxes	9,431	11,770	11,342	11,390	13,442	13,145	12,934	11,172

Net income	$19,701	$19,134	$17,745	$17,751	$12,882	$21,809	$19,956	$22,353

Net income per share — basic(1)	$0.25	$0.24	$0.21	$0.21	$0.15	$0.26	$0.24	$0.27

Weighted average shares — basic(1)	79,754	81,096	82,974	84,854	84,305	83,614	82,834	82,062

Net income per share — diluted(1)	$0.24	$0.23	$0.21	$0.21	$0.15	$0.26	$0.24	$0.26

Weighted average shares — diluted(1)	80,785	81,951	83,805	86,141	85,792	85,310	84,780	84,636

(1)	Share and per share amounts have been adjusted as appropriate to reflect a two-for-one stock-split effective August 2007.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Subsequent Events

On October 8, 2008 the Company received a letter from UBS Financial Services, Inc. (“UBS”), offering nontransferable rights to sell $33.3 million of eligible ARS, at par value to UBS any time during the period June 30, 2010 and July 2, 2012. The Company elected to accept the UBS offer on October 15, 2008.

On October 22, 2008, the Company announced that its Board of Directors approved a new program to repurchase up to an additional $200 million of the Company’s outstanding common stock. Acquisitions for the share repurchase program will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The program may be discontinued at any time. As of November 19, 2008, the Company had repurchased and retired approximately 373,200 shares at an average price of $22.76 per share.

F5 NETWORKS, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RECEIVABLES

	Balance at	Charges to	Charges to		Balance
	Beginning	Costs and	Other		at End
Description	of Period	Expenses	Accounts	Deductions	of Period
	(In thousands)

Year Ended September 30, 2008
Allowance for doubtful accounts	$1,054	$1,103	$—	$(369)	$1,788
Allowance for sales returns	$2,107	$1,649	$(5,071)	$3,875	$2,560
Year Ended September 30, 2007
Allowance for doubtful accounts	$900	$59	$—	$95	$1,054
Allowance for sales returns	$1,958	$1,149	$(3,036)	$2,036	$2,107
Year Ended September 30, 2006
Allowance for doubtful accounts	$1,747	$(854)	$—	$7	$900
Allowance for sales returns	$1,222	$920	$921	$(1,105)	$1,958

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008 and, based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the results of this assessment and on those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2008.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information required by this item regarding the company’s directors and executive officers is incorporated herein by reference to the sections entitled “Board of Directors — Nominees and Continuing Directors,” “Corporate Governance — Committees of the Board — Audit Committee” and “— Code of Ethics for Senior Financial Officers” and “— Director Nomination,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive Proxy Statement that will be furnished to the SEC no later than January 28, 2009 (the “Proxy Statement”). Additional information regarding the company’s directors and executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Directors and Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation” and “Corporate Governance — Committees of the Board — Compensation Committee” and “— Compensation Committee Interlocks and Insider Participation” and “— Compensation Committee Report” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections entitled “Board of Directors — Director Independence” and “Corporate Governance — Related Person Transactions Policy and Procedures” and “— Certain Relationships and Related Person Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Executive Compensation — Fees Paid to PricewaterhouseCoopers LLP” and “— Audit Committee Pre-Approval Procedures” and “— Annual Independence Determination” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report are as follows:

1. Consolidated Financial Statements:

Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements.

2. Financial Statement Schedule:

Our consolidated valuation and qualifying accounts and receivables (Schedule II) financial statement schedule is listed in the Index to Consolidated Financial Statements. All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or the notes hereto.

3. Exhibits:

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

Dated: November 21, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ JOHN MCADAM John McAdam	Chief Executive Officer, President, and Director (principal executive officer)	November 21, 2008

By:	/s/ JOHN RODRIGUEZ John Rodriguez	Senior Vice President, Chief Accounting Officer (principal financial officer and principal accounting officer)	November 21, 2008

By:	/s/ A. GARY AMES A. Gary Ames	Director	November 21, 2008

By:	/s/ DEBORAH L. BEVIER Deborah L. Bevier	Director	November 21, 2008

By:	/s/ KARL D. GUELICH Karl D. Guelich	Director	November 21, 2008

By:	/s/ ALAN J. HIGGINSON Alan J. Higginson	Director	November 21, 2008

By:	/s/ SCOTT THOMPSON Scott Thompson	Director	November 21, 2008

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

2.1	—	Agreement and Plan of Merger dated as of May 31, 2004, by and among the Registrant, Fire5, Inc., a wholly owned subsidiary of the Registrant, MagniFire Websystems, Inc., and Lucent Venture Partners III LLC(1)
2.2	—	Agreement and Plan of Merger, dated September 6, 2005, among the Registrant, Sparrow Acquisition Corp., Swan Labs Corporation and the other parties referred to therein.(2)
2.3	—	Agreement and Plan of Merger, dated August 6, 2007, among the Registrant, Checkmate Acquisition Corp., Acopia Networks, Inc. and Charles River Ventures, LLC.(19)
3.1	—	Second Amended and Restated Articles of Incorporation of the Registrant(3)
3.2	—	Amended and Restated Bylaws of the Registrant(3)
4.1	—	Specimen Common Stock Certificate(3)
10.1	—	Amended and Restated Office Lease Agreement dated April 3, 2000, between the Registrant and 401 Elliott West LLC(4)
10.2	—	Sublease Agreement dated March 30, 2001 between the Registrant and Cell Therapeutics, Inc.(5)
10.3	—	uRoam Acquisition Equity Incentive Plan(6) §
10.4	—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(3) §
10.5	—	1998 Equity Incentive Plan, as amended(7) §
10.6	—	Form of Option Agreement under the 1998 Equity Incentive Plan(3) §
10.7	—	Amended and Restated Directors’ Nonqualified Stock Option Plan(3) §
10.8	—	Form of Option Agreement under the Amended and Restated Directors’ Nonqualified Stock Option Plan(3) §
10.9	—	Amended and Restated 1996 Stock Option Plan(3) §
10.10	—	Form of Option Agreement under the Amended and Restated 1996 Stock Option Plan(3) §
10.11	—	1999 Non-Employee Directors’ Stock Option Plan(3) §
10.12	—	Form of Option Agreement under 1999 Non-Employee Directors’ Stock Option Plan(3) §
10.13	—	NonQualified Stock Option Agreement between John McAdam and the Registrant dated July 24, 2000(8) §
10.14	—	2000 Employee Equity Incentive Plan(9) §
10.15	—	Form of Option Agreement under the 2000 Equity Incentive Plan(10) §
10.16	—	NonQualified Stock Option Agreement between M. Thomas Hull and the Registrant dated October 20, 2003(11) §
10.17	—	1999 Employee Stock Purchase Plan, as amended(12) §
10.18	—	MagniFire Acquisition Equity Incentive Plan(13) §
10.19	—	NonQualified Stock Option Agreement between Karl Triebes and the Registrant dated August 16, 2004(13)
10.20	—	Incentive Compensation Plan for Executive Officers(13) §
10.21	—	2005 Equity Incentive Plan(14) §
10.22	—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan (with acceleration upon change of control)(15) §
10.23	—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan (no acceleration upon change of control)(15) §
10.24	—	Amendment to F5 Networks, Inc. 2005 Equity Incentive Plan Award Agreement, dated March 8, 2006, between the Registrant and John Rodriquez(16) §
10.25	—	Amendment to F5 Networks, Inc. 2005 Equity Incentive Plan Award Agreement, dated March 8, 2006, between the Registrant and Andy Reinland(16) §

Exhibit
Number			Exhibit Description

10.26		—	Compensation arrangement for current and future members to special committees of the Registrant’s Board of Directors effective September 1, 2006(17) §
10.27		—	Office Lease Agreement with Selig Real Estate Holdings IIX, L.L.C. dated October 31, 2006(18)
10.28		—	First Amendment to Sublease Agreement dated April 13, 2001 between the Registrant and Cell Therapeutics, Inc.(20)
10.29		—	Second Amendment to Sublease Agreement dated March 6, 2002 between the Registrant and Cell Therapeutics, Inc.(20)
10.30		—	Third Amendment to Sublease Agreement dated as of December 22, 2005 between the Registrant and Cell Therapeutics, Inc.(20)
10.31		—	Assumed Acopia Networks, Inc. 2001 Stock Incentive Plan (21) §
10.32		—	Acopia Acquisition Equity Incentive Plan (21) §
10.33		—	Form of Restricted Stock Unit Agreement under the Acopia Acquisition Equity Incentive Plan (with acceleration upon change of control) (22) §
10.34		—	Form of Restricted Stock Unit Agreement under the Acopia Acquisition Equity Incentive Plan (no acceleration upon change of control) (22) §
10	.35*	—	Second Amended and Restated Bylaws of F5 Networks, Inc.
21	.1*	—	Subsidiaries of the Registrant
23	.1*	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31	.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

§	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Current Report on Form 8-K dated May 31, 2004 and filed with the SEC on June 2, 2004.

(2)	Incorporated by reference from Current Report on Form 8-K dated October 4, 2005 and filed with the SEC on October 5, 2005.

(3)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(6)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-109895.

(7)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-104169.

(8)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2000.

(9)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-51878.

(10)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2001.

(11)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-112022.

(12)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-116187.

(13)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2004.

(14)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(15)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(16)	Incorporated by reference from Current Report on Form 8-K dated March 8, 2006 and filed with the SEC on March 10, 2006.

(17)	Incorporated by reference from Current Report on Form 8-K dated September 1, 2006 and filed with the SEC on September 5, 2006.

(18)	Incorporated by reference from Current Report on Form 8-K dated October 31, 2006 and filed with the SEC on November 3, 2006.

(19)	Incorporated by reference from Current Report on Form 8-K dated August 6, 2007 and filed with the SEC on August 8, 2007.

(20)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2006.

(21)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-146195.

(22)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2007.