Form 10-Q
period 2008-12-31
F5 NETWORKS INC
filed 2009-02-06
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of February 4, 2009 was 79,393,143.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31,	September 30,
	2008	2008
ASSETS
Current assets
Cash and cash equivalents	$122,307	$78,303
Short-term investments	156,180	111,883
Accounts receivable, net of allowances of $6,062 and $4,348	100,472	97,057
Inventories	15,562	10,148
Deferred tax assets	5,843	5,910
Other current assets	22,835	20,068

Total current assets	423,199	323,369

Restricted cash	2,713	2,748
Property and equipment, net	46,596	47,557
Long-term investments	208,950	261,086
Deferred tax assets	43,373	46,917
Goodwill	231,892	231,892
Other assets, net	29,695	25,654

Total assets	$986,418	$939,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,095	$13,092
Accrued liabilities	51,765	48,051
Deferred revenue	132,315	125,678

Total current liabilities	208,175	186,821

Other long-term liabilities	14,010	14,822
Deferred revenue, long-term	23,624	19,321

Total long-term liabilities	37,634	34,143

Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 79,011 and 79,094 shares issued and outstanding	475,352	477,299
Accumulated other comprehensive loss	(3,202)	(6,076)
Retained earnings	268,459	247,036

Total shareholders’ equity	740,609	718,259

Total liabilities and shareholders’ equity	$986,418	$939,223

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended
	December 31,
	2008	2007
Net revenues
Products	$107,895	$110,205
Services	57,674	43,979

Total	165,569	154,184

Cost of net revenues
Products	23,923	24,689
Services	12,100	10,550

Total	36,023	35,239

Gross profit	129,546	118,945

Operating expenses
Sales and marketing	59,438	58,178
Research and development	27,102	24,332
General and administrative	15,805	13,426

Total	102,345	95,936

Income from operations	27,201	23,009
Other income, net	2,879	6,132

Income before income taxes	30,080	29,141
Provision for income taxes	8,657	11,390

Net income	$21,423	$17,751

Net income per share — basic	$0.27	$0.21

Weighted average shares — basic	79,337	84,854

Net income per share — diluted	$0.27	$0.21

Weighted average shares — diluted	80,003	86,141

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	Three Months Ended December 31, 2008
			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Gain(Loss)	Earnings	Equity
Balance, September 30, 2008	79,094	$477,299	$(6,076)	$247,036	$718,259
Exercise of employee stock options	62	382	—	—	382
Issuance of stock under employee stock purchase plan	243	5,058	—	—	5,058
Issuance of restricted stock	485	—	—	—	—
Repurchase of common stock	(873)	(20,000)	—	—	(20,000)
Tax loss from employee stock transactions	—	(2,300)	—	—	(2,300)
Stock-based compensation	—	14,913	—	—	14,913
Comprehensive income:
Net income	—	—	—	21,423	—
Foreign currency translation adjustment	—	—	(29)	—	—
Unrealized gain on securities, net of tax	—	—	2,903	—	—

Comprehensive income	—	—	—	—	24,297

Balance, December 31, 2008	79,011	$475,352	$(3,202)	$268,459	$740,609

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended
	December 31,
	2008	2007
Operating activities
Net income	$21,423	$17,751
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of assets and investments	(2)	(15)
Stock-based compensation	14,913	15,336
Provisions for doubtful accounts and sales returns	2,976	676
Depreciation and amortization	6,476	5,490
Deferred income taxes	1,903	206
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(6,391)	(7,666)
Inventories	(5,414)	483
Other current assets	(2,810)	1,123
Other assets	(154)	(898)
Accounts payable and accrued liabilities	14,058	(128)
Deferred revenue	10,940	9,636

Net cash provided by operating activities	57,918	41,994

Investing activities
Purchases of investments	(83,199)	(201,857)
Maturities of investments	90,256	174,589
Investment of restricted cash	26	76
Acquisition of business, net of cash acquired	—	(990)
Purchases of property and equipment	(3,888)	(4,875)

Net cash provided by (used in) investing activities	3,195	(33,057)

Financing activities
Tax (expense) benefit from nonqualified stock options	(2,300)	923
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	5,440	5,918
Repurchase of common stock	(20,000)	—

Net cash (used in) provided by financing activities	(16,860)	6,841

Net increase in cash and cash equivalents	44,253	15,778
Effect of exchange rate changes on cash and cash equivalents	(249)	(550)
Cash and cash equivalents, beginning of period	78,303	54,296

Cash and cash equivalents, end of period	$122,307	$69,524

Supplemental disclosure of non-cash financing activities:
Unrealized loss on investments	$3,859	$41

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Summary of Significant Accounting Policies
Description of Business
     F5 Networks, Inc. (the “Company”) provides products and services to help companies manage their Internet Protocol (IP) traffic and file storage infrastructure efficiently and securely. The Company’s application delivery networking products improve the performance, availability and security of applications on Internet-based networks. Internet traffic between network-based applications and clients passes through these devices where the content is inspected to ensure that it is safe and modified as necessary to ensure that it is delivered securely and in a way that optimizes the performance of both the network and the applications. The Company’s storage virtualization products simplify and reduce the cost of managing files and file storage devices, and ensure fast, secure, easy access to files for users and applications. The Company also offers a broad range of services that include consulting, training, maintenance and other technical support services.
Basis of Presentation
     The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
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
     The Company sells products through distributors, resellers and directly to end users. The Company recognizes product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant performance obligations remain. In certain regions where the Company does not have the ability to reasonably estimate returns, the Company defers revenue on sales to its distributors until they have been notified that the distributor has sold the product. Payment terms to domestic customers are generally net 30 days to net 45 days. Payment terms to international customers range from net 30 days to net 90 days based on normal and customary trade practices in the individual markets. The Company offers extended payment terms to certain customers, in which case, revenue is recognized when payments are due.
     Whenever product, training and post-contract customer support (“PCS”) elements are combined into a package with a single “bundled” price, a portion of the sales price is allocated to each element of the bundled package based on their respective fair values as determined when the individual elements are sold separately. The Company determines fair value based on the type of customer and region in which the package is sold. Where fair value of certain elements is not available, the Company recognizes revenue on the “residual method” permitted under SOP 98-9 based on the fair value of undelivered elements. Revenues from the sale of product are recognized when the product has been shipped and the customer is obligated to pay for the product. When rights of return are present and the Company cannot estimate returns, it recognizes revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes a limited period of telephone support updates, repair or replacement of any failed product or component that fails during the term of the agreement, bug fixes and rights to upgrades, when and if available.
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
Goodwill
     Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company has adopted the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Goodwill of $150.2 million was recorded in connection with the acquisition of Acopia Networks, Inc. (“Acopia”) in the fourth quarter of 2007, goodwill of $32.0 million was recorded in connection with the acquisition of Swan Labs, Inc. (“Swan Labs”) in fiscal year 2006, goodwill of $25.5 million was recorded in connection with the acquisition of MagniFire Websystems, Inc. in fiscal year 2004 and goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in fiscal year 2003. In March 2008, the Company completed its annual impairment test and concluded that there was no impairment of goodwill. Additionally, as a result of the current economic environment, the Company considered potential impairment indicators at December 31, 2008 and noted no impairment.
Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“FAS 123R”), using the straight-line attribution method for recognizing compensation expense. The Company recognized $14.9 million and $15.3 million of stock-based compensation expense for the three months ended December 31, 2008 and 2007, respectively. As of December 31, 2008, there was $66.9 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
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
     FAS 123R also requires the Company to recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The Company’s estimated forfeiture rate in the first quarter of fiscal 2009 is 4.3% for grants awarded to the Company’s executive officers and Board of Directors, and 10.5% for grants awarded to all other employees. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
     Compensation cost recognized for the three month period ended December 31, 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and (b) compensation cost for all share-based payments granted or modified subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

     In August 2008, the Company granted 383,400 RSUs to certain current executive officers. Fifty percent of the aggregate number of RSUs granted at such time vest in equal quarterly increments over two years, until such portion of the grant is fully vested on August 1, 2010. Twenty-five percent of the RSU grant, or a portion thereof, is subject to the Company achieving specified percentage increases in total revenue during the period beginning in the fourth quarter of fiscal year 2008 through the third quarter of fiscal year 2009, relative to the same periods in fiscal years 2007 and 2008 (the “2008 Performance Award”). The executive officers can earn 125% of the 2008 Performance Award if the revenue increase is 20%, 100% of the 2008 Performance Award if the revenue increase is 11%, and 75% of the 2008 Performance Award if the revenue increase is 6%. No portion of the 2008 Performance Award is earned if the revenue increase is less than 6%. The remaining twenty-five percent is subject to the Company achieving specified percentage increases in total revenue during the period beginning in the fourth quarter of fiscal year 2009 through the third quarter of fiscal year 2010, relative to the same periods in fiscal years 2008 and 2009, as will be set by the Compensation Committee of the Company’s Board of Directors.
     In August 2007, the Company granted 276,400 RSUs to certain current executive officers. Fifty percent of the aggregate number of RSUs granted at such time vest in equal quarterly increments over two years, until such portion of the grant is fully vested on August 1, 2009. Twenty-five percent of the RSU grant is subject to the Company achieving specified percentage increases in total revenue during the period beginning in the fourth quarter of fiscal year 2007 through the third quarter of fiscal year 2008, relative to the same periods in fiscal years 2006 and 2007. This twenty-five percent was fully earned in fiscal 2008. The remaining twenty-five percent is subject to the Company achieving specified percentage increases in total revenue during the period beginning in the fourth quarter of fiscal year 2008 through the third quarter of fiscal year 2009, relative to the same periods in fiscal years 2007 and 2008, set by the Compensation Committee of the Company’s Board of Directors for the 2008 Performance Award.
     In December 2006, the Company granted 456,000 RSUs to certain current executive officers. Fifty percent of the aggregate number of RSUs granted at such time vest in equal quarterly increments over two years, until such portion of the grant is fully vested on November 1, 2008. Twenty-five percent of the RSU grant was subject to the Company achieving specified percentage increases in total revenue for fiscal year 2007, relative to fiscal year 2006. This twenty-five percent was fully earned in fiscal 2007. The remaining twenty-five percent was subject to the Company achieving specified percentage increases in total revenue for fiscal year 2008, relative to fiscal year 2007. This twenty-five percent was fully earned in fiscal 2008.
     The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment.
     On October 22, 2008, the Company announced that its Board of Directors approved a new program to repurchase up to an additional $200 million of the Company’s outstanding common stock. Acquisitions for the share repurchase program will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The program may be discontinued at any time. As of February 4, 2009, the Company had repurchased and retired 908,020 shares at an average price of $22.84 per share in fiscal 2009.
Earnings Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended
	December 31,
	2008	2007
Numerator
Net income	$21,423	$17,751

Denominator
Weighted average shares outstanding — basic	79,337	84,854
Dilutive effect of common shares from stock options and restricted stock units	666	1,287

Weighted average shares outstanding — diluted	80,003	86,141

Basic net income per share	$0.27	$0.21

Diluted net income per share	$0.27	$0.21

     Approximately 0.7 million and 0.6 million of common shares potentially issuable from stock options for the three months ended December 31, 2008 and 2007, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.
Comprehensive Income
     Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains (losses) on securities and foreign currency translation adjustments are included in accumulated other comprehensive loss. Comprehensive income and its components were as follows (in thousands):

	Three months ended
	December 31,
	2008	2007
Net income	$21,423	$17,751
Unrealized gain on securities, net of tax	2,903	118
Foreign currency translation adjustment	(29)	(605)

Total comprehensive income	$24,297	$17,264

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
     In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors to be considered in assumptions used to determine the useful lives of recognized intangible assets recognized under SFAS No. 142. The new guidance applies to intangible assets with contractual lives that are acquired individually or with a group of assets as well as those assets acquired in a business combination. The new guidance is effective for fiscal years beginning after December 15, 2008 and interim periods. The Company will adopt the statement on October 1, 2009 which is the beginning of its fiscal year 2010. The Company does not expect the adoption of FSP No. 142-3 to have a significant impact on its consolidated financial position, results of operations or cash flows.

2. Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “ Fair Value Measurements ” (“SFAS 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for assets and liabilities measured at fair value. SFAS 157 applies to existing accounting pronouncements that require fair value measurements, but it does not require any new fair value measurements. In February 2008, the FASB issued Staff Position FAS 157-2, which deferred the effective date of SFAS 157 as it relates to nonfinancial assets and liabilities.
     As a basis for categorizing these inputs, SFAS 157 establishes the following hierarchy, which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions:
     Level 1: Quoted prices in active markets for identical assets and liabilities at the measurement date.
     Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
     Level 3: Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.
     The Company adopted the effective portions of SFAS 157 on October 1, 2008, the first day of fiscal 2009. The adoption did not have a material effect on the consolidated financial statements. The Company is currently evaluating the impact of the remaining portions of SFAS 157, which will be effective at the beginning of fiscal year 2010.
     The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at December 31, 2008, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Securities	Observable Inputs	Unobservable Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2008
Cash equivalents	$35,597	$—	$—	$35,597
Short-term investments
Available for sale securities	—	156,180	—	156,180
Long-term investments
Available for sale securities	—	170,737	—	170,737
Available for sale securities – auction rate securities	—	—	15,256	15,256
Trading securities – auction rate securities	—	—	22,957	22,957
Put option (Note 3)	—	—	5,393	5,393

Total	$35,597	$326,917	$43,606	$406,120

     Due to the auction failures of the Company’s auction rate securities (“ARS”) that began in the second quarter of fiscal 2008, there are still no quoted prices in active markets for identical assets as of December 31, 2008.  Therefore, the Company has classified its ARS as level 3 financial assets.  The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

	Significant	Significant
	Unobservable Inputs	Unobservable Inputs
	(Level 3) (1)	(Level 3) (2)
Balance, beginning of period	$47,522	$53,350
Total losses realized or unrealized:
Included in earnings	(2,811)	(5,393)
Included in other comprehensive income	(1,598)	(3,744)
Recognition of put option	5,393	5,393
Purchases, issuances and settlements	(4,900)	(6,000)
Transfers into and/or out of level 3	—	—

Balance, December 31, 2008	$43,606	$43,606

Total losses for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008	$(3,930)	$(5,393)

(1)	Beginning balance represents the fair value of the Company’s investments in ARS as of September 30, 2008

(2)	Beginning balance represents the fair value (par value) of the Company’s investments in ARS as of February 1, 2008 prior to auction failures
     Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain ARS for which there was a decrease in the observation of market pricing. At December 31, 2008, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at December 31, 2008.
3. Short-Term and Long-Term Investments
     Short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2008
Corporate bonds and notes	$11,130	$—	$(31)	$11,099
Municipal bonds and notes	69,482	443	—	69,925
U.S. government securities	74,703	460	(7)	75,156

	$155,315	$903	$(38)	$156,180

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2008
Corporate bonds and notes	$3,033	$—	$(69)	$2,964
Municipal bonds and notes	40,587	138	(30)	40,695
U.S. government securities	68,301	38	(115)	68,224

	$111,921	$176	$(214)	$111,883

     Long-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2008
Corporate bonds and notes	$8,651	$—	$(64)	$8,587
Municipal bonds and notes	90,876	1,188	(10)	92,054
Auction rate securities	41,957	—	(3,744)	38,213
U.S. government securities	69,427	672	(3)	70,096

	$210,911	$1,860	$(3,821)	$208,950

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2008
Corporate bonds and notes	$12,815	$—	$(456)	$12,359
Municipal bonds and notes	100,154	57	(361)	99,850
Auction rate securities	52,250	—	(4,728)	47,522
U.S. government securities	101,534	111	(290)	101,355

	$266,753	$168	$(5,835)	$261,086

     The amortized cost and fair value of fixed maturities at December 31, 2008, by contractual years-to-maturity, are presented below (in thousands):

	Amortized
	Cost	Fair Value
One year or less	$155,315	$156,180
Over one year through five years	210,911	208,950

	$366,226	$365,130

     The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2008 (in thousands):

	Less Than 12 Months		12 Months of Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2008
Corporate bonds and notes	$19,686	$95	$—	$—	$19,686	$95
Municipal bonds and notes	7,051	6	1,312	4	8,363	10
Auction rate securities	15,255	3,744	—	—	15,255	3,744
U.S. government securities	11,945	10	—	—	11,945	10

Total	$53,937	$3,855	$1,312	$4	$55,249	$3,859

     The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for the first three months of fiscal 2009 were primarily caused by reductions in the values of the ARS due to the illiquid markets and were partially offset by unrealized gains related to interest rate decreases.
     ARS are variable-rate debt securities. The Company limits its investments in ARS to securities that carry an AAA (or equivalent) rating from recognized rating agencies and limits the amount of credit exposure to any one issuer. At the time of our initial investment and at the date of this report, all ARS remain AAA rated. In the past, the auction process allowed investors to obtain immediate liquidity if so desired by selling the securities at their face amounts. Liquidity for these securities has historically been provided by an auction process that resets interest rates on these investments on average every 7-35 days. However, as has been reported in the financial press, the disruptions in the credit markets adversely affected the auction market for these types of securities.
     Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS the Company held because sell orders exceeded buy orders. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside the auction process. The Company believes that the appropriate presentation of these securities is long-term investments as reflected in the Company’s consolidated balance sheet at December 31, 2008, as the Company does not believe it will be able to liquidate these securities in the next twelve months.

     In October 2008, the Company entered into an agreement (“the Agreement”) with UBS whereby UBS would purchase eligible ARS it sold to the Company prior to February 13, 2008. Under the terms of the Agreement, and at the Company’s discretion, UBS will purchase eligible ARS from the Company at par value (“Put Option”) during the period of June 30, 2010 through July 2, 2012. The Company expects to sell its eligible ARS under the Agreement. However, if the Company does not exercise its rights to sell its eligible ARS under the Agreement before July 2, 2012 this Put Option will expire and UBS will have no further rights or obligations to buy the Company’s ARS. So long as the Company holds its ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. The Company elected to measure the Put Option under the fair value option of SFAS No. 159, and recorded income of approximately $5.4 million pre-tax and recorded a corresponding long term investment. Simultaneously, the Company transferred these ARS from available-for-sale to trading investment securities. As a result of accepting the Put Option and reclassifying the ARS from available-for-sale to trading investment securities, the Company recognized an other-than-temporary impairment loss of approximately $5.4 million pre-tax, reflecting a reversal of the related unrealized loss that was previously recorded in other comprehensive loss. The recording of the fair value of the Put Option and the recognition of the other-than-temporary impairment loss resulted in no impact to the consolidated income statement for the three months ended December 31, 2008.
     The Company liquidated two of its ARS at par value for $2.5 million and $1.1 million in the fourth quarter of fiscal 2008. The Company liquidated one additional ARS at par value for $4.9 million in the first quarter of fiscal 2009.
4. Inventories
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
     Inventories consist of the following (in thousands):

	December 31,	September 30,
	2008	2008
Finished goods	$6,425	$6,391
Raw materials	9,137	3,757

	$15,562	$10,148

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
     The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of December 31, 2008 and December 31, 2007 were not material.

Purchase Commitments
     The Company currently has arrangements with contract manufacturers and other suppliers for the manufacture of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on their behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless they give notice of order cancellation in advance of applicable lead times. As of December 31, 2008, the Company was committed to purchase approximately $17 million of such inventory during the next quarter.
Legal Proceedings
     Derivative Suits.  Beginning on or about May 24, 2006, several derivative actions were filed against certain of the Company’s current and former directors and officers. These derivative lawsuits were filed in: (1) the Superior Court of King County, Washington, as In re F5 Networks, Inc. State Court Derivative Litigation (Case No. 06-2-17195-1 SEA), which consolidates Adams v. Amdahl, et al. (Case No. 06-2-17195-1 SEA), Wright v. Amdahl, et al. (Case No. 06-2-19159-5 SEA), and Sommer v. McAdam, et al. (Case No. 06-2-26248-4 SEA) (the “State Court Derivative Litigation”); and (2) in the U.S. District Court for the Western District of Washington, as In re F5 Networks, Inc. Derivative Litigation, Master File No. C06-0794RSL, which consolidates Hutton v. McAdam, et al. (Case No. 06-794RSL), Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust v. McAdam et al. (Case No. C06-1057RSL), and Easton v. McAdam et al. (Case No. C06-1145RSL) (the “Federal Court Derivative Litigation”). On August 2, 2007, another derivative lawsuit, Barone v. McAdam et al. (Case No. C07-1200P) was filed in the U.S. District Court for the Western District of Washington. The Barone lawsuit was designated a related case to the Federal Court Derivative Litigation on September 4, 2007. The complaints generally allege that certain of the Company’s current and former directors and officers, including, in general, each of the Company’s current outside directors (other than Deborah L. Bevier and Scott Thompson who joined the Board of Directors in July 2006 and January 2008, respectively) breached their fiduciary duties to the Company by engaging in alleged wrongful conduct concerning the manipulation of certain stock option grant dates. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The Company’s combined motion to consolidate and stay the State Court Derivative Litigation was granted in a court order dated April 3, 2007. The Company’s motion to dismiss the consolidated federal derivative actions based on plaintiffs’ failure to make demand on the Company’s Board of Directors prior to filing suit was granted in a court order dated August 6, 2007 with leave to amend the allegations in plaintiffs’ complaint. Plaintiffs filed an amended consolidated federal derivative action complaint on September 14, 2007. The Company filed a motion to dismiss the amended complaint based on plaintiff’s failure to make demand on our Board of Directors prior to filing suit. On July 3, 2008, before ruling on the Company’s pending dismissal motion, the federal court entered an order certifying certain issues of Washington state law to the Washington Supreme Court for resolution. Briefing the Washington Supreme Court on the certified issues began on September 15, 2008 and the hearing is currently set for March 24, 2009. The federal derivative actions are stayed pending resolution of the certification proceeding. The Company intends to continue to vigorously pursue dismissal of the derivative actions.
     SEC and Department of Justice Inquiries.  In May 2006, the Company received notice from both the SEC and the Department of Justice that they were conducting informal inquiries into the Company’s historical stock option practices, and have fully cooperated with both agencies. Considerable legal and accounting expenses related to the Company’s historical stock option practices have been incurred to date. The Company may in the future be subject to additional regulatory proceedings or actions arising in relation to the Company’s historical stock option practices and the restatement of our prior period financial statements. Although regulatory proceedings are subject to inherent uncertainties, the Company does not believe the results of any pending actions will, individually or in the aggregate, have a material adverse impact on the Company’s consolidated financial position or results of operations.
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

6. Income Taxes
     The effective tax rate was 28.8% and 39.1% for the three months ended December 31, 2008 and 2007, respectively. The federal tax credit for increasing research activities was reinstated into law on October 3, 2008 and retroactive to January 1, 2008 for qualifying expenditures through December 31, 2009. The impact of this reinstatement upon the Company’s effective tax rate for the quarter ending December 31, 2008 was 7.0%.
     As of December 31, 2008, there have been no material changes to the Company’s uncertain tax positions as disclosed in Note 5 of the 2008 Annual Report and on Form 10-K. At December 31, 2008 the Company has classified approximately $4.1 million of unrecognized tax liabilities as a non-current liability. We do not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.
     The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. At the adoption of FASB Interpretation No. 48,”Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), the Company had not accrued any interest or penalties on unrecognized tax benefits. In the three months ended December 31, 2008, the Company accrued an immaterial amount of interest expense related to its liability for unrecognized tax benefits under FIN 48. All unrecognized tax benefits, if recognized, would affect the effective tax rate.
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
7. Geographic Sales and Significant Customers
     Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company is organized as, and operated in, one reportable segment: the development, marketing and sale of application delivery networking products that optimize the security, performance & availability of network applications, servers and storage systems. The Company manages its business based on four geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan; and the Asia Pacific region (APAC). The Company’s chief operating decision-making group reviews financial information presented on a consolidated basis accompanied by information about revenues by geographic region. The Company’s foreign offices conduct sales, marketing and support activities. Management evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Revenues are attributed by geographic location based on the location of the customer. The Company’s assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for net product revenue.
     The following presents revenues by geographic region (in thousands):

	Three months ended
	December 31,
	2008	2007
Americas	$89,424	$87,850
EMEA	40,112	33,117
Japan	14,606	16,649
Asia Pacific	21,427	16,568

	$165,569	$154,184

     Net revenues from international customers are primarily denominated in U.S. dollars and totaled $76.1 million and $66.3 million for the three months ended December 31, 2008 and 2007, respectively. One domestic distributor accounted for 17.1% of total net revenue for the three month period ended December 31, 2008. Two domestic distributors accounted for 25.3% of total net revenue for the three month period ended December 31, 2007.

8. Subsequent Event
     On January 21, 2009, the Company announced that it expects to record a $4.5 to $5.5 million (pre-tax) restructuring and other charge in the second quarter of fiscal 2009 related to a loss on facility exit, workforce reduction and accelerated depreciation on tenant improvements.
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
     Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:
•	Revenues. The majority of our revenues are derived from sales of our Application Delivery Networking (“ADN”) products; BIG-IP Local Traffic Manager, BIG-IP Global Traffic Manager, BIG-IP ISP Traffic Manager, TrafficShield Application Firewall, WANJet, and WebAccelerator; FirePass SSL VPN servers; and our ARX file virtualization products. We also derive revenues from the sales of services including annual maintenance contracts, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are key indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

•	Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, amortization of developed technology and personnel and overhead expenses. Our margins have remained relatively stable over the past two years. However, factors such as sales price, product mix, inventory obsolescence, returns, component price increases and warranty costs could significantly impact our gross margins from quarter to quarter and represent significant indicators we monitor on a regular basis.

•	Operating expenses. Operating expenses are substantially driven by personnel and related overhead expenses. Existing headcount and future hiring plans are the predominant factors in analyzing and forecasting future operating expense trends. Other significant operating expenses that we monitor include marketing and promotions, travel, professional fees, computer costs related to the development of new products, facilities and depreciation expenses.

•	Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first three months of fiscal year 2009 was primarily due to net income from operations, with operating activities providing cash of $57.9 million. This increase was partially offset by $20.0 million of cash used to repurchase outstanding common stock under our stock repurchase program in the first quarter of fiscal 2009. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for the first three months of fiscal year 2009 were comprised primarily of information technology infrastructure and equipment to support the growth of our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•	Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health. Deferred revenues continued to increase due to the growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our day’s sales outstanding for the first quarter of fiscal year 2009 was 55. We expect to maintain this metric in the mid 50-day range going forward.
Summary of Critical Accounting Policies and Estimates
     The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that, of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: revenue recognition; reserve for doubtful accounts; reserve for product returns; reserve for warranties; accounting for income taxes; stock-based compensation; investments; goodwill impairment; and the fair value measurements of financial assets and liabilities. None of these accounting policies and estimates have significantly changed since our annual report on Form 10-K for the year ended September 30, 2008 (“Form 10-K”), except for the accounting for fair value measurements of financial assets and liabilities and the related disclosures, which is further discussed in Item 1, Note 2 of Part I of this Form 10-Q. Critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.
Results of Operations
     The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended
	December 31,
	2008	2007
	(in thousands, except percentages)
Net Revenues
Products	$107,895	$110,205
Services	57,674	43,979

Total	$165,569	$154,184

Percentage of net revenues
Products	65.2%	71.5%
Services	34.8	28.5

Total	100.0%	100.0%

     Net revenues. Total net revenues increased 7.4%, to $165.6 million for the three months ended December 31, 2008 from $154.2 million for the same period in the prior year. Overall revenue growth was primarily due to increased service revenues as a result of our increased installed base of products. International revenues were 46.0% of total net revenues for the three months ended December 31, 2008, compared to 43.0% for the same period in the prior year. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
     Net product revenues decreased 2.1%, to $107.9 million for the three months ended December 31, 2008 from $110.2 million for the same period in the prior year. The decrease in the three months ended December 31, 2008 was primarily due to a reduction in the volume of products sales of our ARX file virtualization product of $4.0 million. Sales of our ADN products represented 94.6% and 90.5% of product revenues for the three months ended December 31, 2008 and 2007, respectively.
     Net service revenues increased 31.1%, to $57.7 million for the three months ended December 31, 2008 from $44.0 million for the same period in the prior year. The increase in services revenue was primarily due to increases in the purchase or renewal of maintenance contracts as our installed base of products increased.

     Avnet Technology Solutions, one of our domestic distributors, accounted for 17.1% of our total net revenue for the three months ended December 31, 2008. Avnet Technology Solutions and Ingram Micro Inc., two of our domestic distributors, accounted for 13.8% and 11.5% of our total net revenue for the three months ended December 31, 2007, respectively.

	Three months ended
	December 31,
	2008	2007
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$23,923	$24,689
Services	12,100	10,550

Total	36,023	35,239

Gross margin	$129,546	$118,945
Cost of net revenues and Gross Margin (as a percentage of related net revenue)
Products	22.2%	22.4%
Services	21.0	24.0

Total	21.8	22.9

Gross margin	78.2%	77.1%

     Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Our product margins remained stable for all periods presented at approximately 78%. Cost of net product revenues decreased to $23.9 million for the three months ended December 31, 2008 from $24.7 million for the same period in the prior year. The decrease was primarily due to the reduction in volume of units shipped and lower indirect systems costs, partially offset by higher manufacturing costs.
     Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three months ended December 31, 2008, cost of net service revenues as a percentage of net service revenues decreased to 21.0% compared to 24.0% for the same period in the prior year, primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Cost of net service revenues increased primarily as a result of recent growth in professional services headcount. Professional services headcount at the end of December 2008 increased to 329 from 297 at the end of December 2007. In addition, stock compensation expense increased to $1.1 million for the three months ended December 31, 2008 from $1.0 million for the same period in the prior year.

	Three months ended
	December 31,
	2008	2007
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$59,438	$58,178
Research and development	27,102	24,332
General and administrative	15,805	13,426

Total	$102,345	$95,936

Operating expenses (as a percentage of net revenue)
Sales and marketing	35.9%	37.7%
Research and development	16.4	15.8
General and administrative	9.5	8.7

Total	61.8%	62.2%

     Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities and depreciation expenses. Sales and marketing expenses increased 2.2% for the three months ended December 31, 2008 from the comparable period in the prior year. The increase in sales and marketing expense was primarily due to an increase of $1.5 million in personnel costs for the three months ended December 31, 2008, compared to the same period in the prior year. The increased personnel costs were driven by growth in sales and marketing employee headcount for the respective period. Sales and marketing headcount at the end of December 2008 increased to 721 from 687 at the end of December 2007. Sales and marketing expense included stock-based compensation expense of $6.0 million for the three months ended December 31, 2008, compared to $6.4 million for the same period in the prior year.

     Research and development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 11.4% for the three months ended December 31, 2008 from the comparable period in the prior year. The increase in research and development expense was primarily due to an increase of $1.3 million in personnel costs for the three months ended December 31, 2008, compared to the same period in the prior year. Research and development headcount at the end of December 2008 increased to 465 from 453 at the end of December 2007. The growth in headcount was primarily related to enhancement of our current products and our ability to develop new, technologically advanced products that meet the changing needs of our customers. In addition, research and development expense included stock-based compensation expense of $4.3 million for the three months ended December 31, 2008, compared to $4.0 million for the same period in the prior year. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
     General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 17.7% for the three months ended December 31, 2008 from the comparable period in the prior year. The increase in general and administrative expenses was primarily due to an increase of $1.5 million in our bad debt reserve. General and administrative headcount at the end of December 2008 increased to 194 from 190 at the end of December 2007.

	Three months ended
	December 31,
	2008	2007
	(in thousands, except percentages)
Other Income and Income Taxes
Income from operations	$27,201	$23,009
Other income, net	2,879	6,132

Income before income taxes	30,080	29,141
Provision for income taxes	8,657	11,390

Net income	$21,423	$17,751

Other income and income taxes (as percentage of net revenue)
Income from operations	16.4%	14.9%
Other income, net	1.7	4.0

Income before income taxes	18.1	18.9
Provision for income taxes	5.2	7.4

Net income	12.9%	11.5%

     Other income, net. Other income, net, consists of interest income and foreign currency transaction gains and losses. Other income, net, decreased 53.0% compared to the same period in the prior year. The decrease was primarily due to a decrease of $2.3 million in interest income as a result of reduced investment balances, as additional cash was required for the repurchase of outstanding common stock under our stock repurchase program in the first quarter of fiscal 2009. In addition, foreign currency transaction losses increased $1.0 million from the same period in the prior year.
     Provision for Income taxes. We recorded a 28.8% provision for income taxes for the three month period ended December 31, 2008. At December 31, 2008, we did not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that these assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at December 31, 2008 and December 31, 2007 were $49.2 million and $43.1 million, respectively. Our worldwide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in the various geographic locations in which we operate, changes in the valuation of our net deferred tax assets, resolution of potential exposures, tax positions taken on tax returns filed in the various geographic locations in which we operate, and the introduction of new accounting standards or changes in tax laws or interpretations thereof in the various geographic locations in which we operate. We have recorded liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense.

Liquidity and Capital Resources
     Cash and cash equivalents, short-term investments and long-term investments totaled $487.4 million as of December 31, 2008 compared to $451.3 million as of September 30, 2008, representing an increase of $36.1 million. The increase was primarily due to cash provided by operating activities of $57.9 million for the three months ended December 31, 2008 compared to $42.0 million for the same period in the prior year, which was offset by $20.0 million of additional cash required for the repurchase of outstanding common stock under our stock repurchase program. The increase in cash flow from operations for the first three months of fiscal year 2009 resulted from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, excluding auction rate securities (“ARS”), together with cash generated from operations should be sufficient to meet our operating requirements for the foreseeable future.
     At December 31, 2008, we held $47.4 million (par value) of long-term investments comprised of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. We limit our investments in ARS to securities that carry an AAA (or equivalent) rating from recognized rating agencies and limit the amount of credit exposure to any one issuer. At the time of initial investment and at the date of this Quarterly Report on Form 10-Q, all of our ARS remain AAA rated.
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
     We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Through December 31, 2008, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities. However, due to recent changes and uncertainty in the ARS market, we believe these investments may remain illiquid for longer than twelve months and as a result, we have classified these investments as long-term as of December 31, 2008.
     In October 2008, we entered into an agreement (“the Agreement”) with UBS whereby UBS would purchase eligible ARS it sold to us prior to February 13, 2008. Under the terms of the Agreement, and at our discretion, UBS will purchase eligible ARS from us at par value (“Put Option”) during the period of June 30, 2010 through July 2, 2012. We expect to sell our eligible ARS under the Agreement. However, if we do not exercise our rights to sell our eligible ARS under the Agreement before July 2, 2012 the Put Option will expire and UBS will have no further rights or obligations to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. We elected to measure the Put Option under the fair value option of SFAS No. 159, and recorded income of approximately $5.4 million pre-tax, and recorded a corresponding long term investment. Simultaneously, we transferred these ARS from available-for-sale to trading investment securities. As a result of accepting the Put Option and reclassifying the ARS from available-for-sale to trading investment securities, we recognized an other-than-temporary impairment loss of approximately $5.4 million pre-tax, reflecting a reversal of the related unrealized loss that was previously recorded in other comprehensive loss. The recording of the fair value of the Put Option and the recognition of the other-than-temporary impairment loss resulted in no impact to the consolidated income statement for the three months ended December 31, 2008.
     We liquidated two of our ARS at par value for $2.5 million and $1.1 million in the fourth quarter of fiscal 2008. We liquidated one additional ARS at par value for $4.9 million in the first quarter of fiscal 2009.
     Cash provided by investing activities was $3.2 million for the three months ended December 31, 2008 compared to cash used in investing activities of $33.1 million for the same period in the prior year. Investing activities include purchases and maturities of available-for-sale securities, capital expenditures and changes in restricted cash requirements. The amount of cash provided by investing activities for the first three months of fiscal year 2009 was primarily due to the maturity of investments partially offset by the purchase of investments and capital expenditures related to maintaining our operations worldwide.

     Cash used in financing activities for the three months ended December 31, 2008 was $16.9 million compared to cash provided by financing activities of $6.8 million for the same period in the prior year. Our financing activities for the three months ended December 31, 2008 consisted primarily of cash required for the repurchase of outstanding common stock under our stock repurchase program of $20.0 million, partially offset by cash received from the exercise of employee stock options and warrants of $5.4 million.
Obligations and Commitments
     As of December 31, 2008, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2018. There have been no material changes in our principal lease commitments compared to those discussed in the Form 10-K. In connection with the lease agreement for our corporate headquarters we established a restricted escrow account collateralized by a certificate of deposit that has been included on our balance sheet as a component of restricted cash. The total amount required in escrow reduces at various dates as set forth by the lease agreement. The amount required in escrow at December 31, 2008 was $2.4 million as set forth by the lease agreement.
     We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of December 31, 2008, we were committed to purchase approximately $17 million of such inventory during the next quarter.
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
Our success depends on sales and continued innovation of our Application Delivery Networking product lines

     For the fiscal year ended September 30, 2008 and the three months ended December 31, 2008, we derived approximately 92.0% and 94.6%, respectively, of our net product revenues, or approximately 64.1% and 61.7%, respectively, of our total net revenues, from sales of our Application Delivery Networking (“ADN”) product lines. We continue to expect to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability and performance problems of our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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
We may not be able to sustain or develop new distribution relationships and a reduction or delay in sales to significant distribution partners could hurt our business
     We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two domestic distributors of our products together accounted for 24.5% and 24.8% of our total net revenue for the fiscal years 2008 and 2007, respectively. One domestic distributor of our products accounted for 17.1% of our total net revenue for the three months ended December 31, 2008. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
Our investments in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments
     At December 31, 2008, the fair value of our AAA rated municipal auction rate securities (“ARS”) that were valued at reported market prices was approximately $38.2 million. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS we held because sell orders exceeded buy orders. We may not be able to liquidate these investments and realize their full carrying value unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. While we do not believe the decline in the carrying values of these municipal ARS is permanent, if the issuers of these securities are unable to successfully close future auctions and their credit ratings are lowered, we may be required to record future impairment charges related to these investments, which would harm our results of operations. We believe these investments may remain illiquid for longer than twelve months and as a result, we have classified these investments as long-term as of December 31, 2008.
Our operating results are exposed to risks associated with international commerce
     As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to recessionary economic cycles or protracted slowdowns in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements and natural disasters. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. International sales represented 42.5% and 41.6% of our net revenues for the fiscal years ended September 30, 2008 and 2007, respectively, and 46.0% for the three months ended December 31, 2008. In particular, in fiscal year 2008, we derived 9.0% of our total revenue from the Japanese market. This revenue is dependent on a number of factors outside our control, including the viability and success of our resellers and the strength of the Japanese economy.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
      At December 31, 2008, the fair value of our AAA rated municipal ARS was approximately $38.2 million. ARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7, 28 or 35 days. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. The underlying assets of the municipal ARS we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal ARS will have a material impact on our overall ability to meet our liquidity needs. We have the intent and ability to hold these securities until liquidation. These securities have been classified as long-term at December 31, 2008 based on the fact that we believe it could take longer than twelve months to liquidate the positions.
     Management believes there have been no other material changes to our quantitative and qualitative disclosures about market risk during the three month period ended December 31, 2008, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2008.
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
     Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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
     Reference is made to Item 1, Note 5, “Commitments and Contingencies – Legal Proceedings,” of Part I of this Quarterly Report on Form 10-Q and Item 3, Legal Proceedings, in the Form 10-K, filed November 21, 2008 for descriptions of our legal proceedings. We continue to believe that the resolution of these legal proceedings will not have a material adverse effect on us and there have been no material developments since the time of the Form 10-K filing, except as noted in Item 1, Note 5 of Part I of this Quarterly Report on Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On October 22, 2008, the Company announced that its board of directors approved a new program to repurchase up to an additional $200 million of the Company’s outstanding common stock. Acquisitions for the share repurchase program will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The program may be discontinued at any time. As of February 4, 2009, the Company had repurchased and retired 908,020 shares at an average price of $22.84 per share in fiscal 2009.
     Shares repurchased during the first quarter of fiscal 2009 are as follows (in thousands, except per share data):

			Total Number of	Approximate Dollar
	Total Number		Shares Purchased	Value of Shares that
	of Shares	Average Price	per the Publicly	May Yet be Purchased
	Purchased (1)	Paid per Share	Announced Plan	Under the Plan
October 1, 2008 – October 31, 2008	—	$—	—	$200,000
November 1, 2008 – November 30, 2008	543,100	$22.87	543,100	$187,553
December 1, 2008 – December 31, 2008	329,920	$22.84	329,920	$180,000

January 1, 2009 – January 31, 2009	—	$—	—	$180,000
February 1, 2009 – February 4, 2009	35,000	$22.49	35,000	$179,211

(1)	These amounts include shares purchased as part of the publicly announced programs described in Part I of this report.

Item 6. Exhibits

Exhibit
Number		Exhibit Description

3.1	—	Second Amended and Restated Articles of Incorporation of the Registrant (1)

3.2*	—	Third Amended and Restated Bylaws of the Registrant

4.1	—	Specimen Common Stock Certificate (1)

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of February, 2009.

F5 NETWORKS, INC.
By:	/s/ JOHN RODRIGUEZ
John Rodriguez
Senior Vice President, Chief Accounting Officer (principal financial officer)

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

3.1	—	Second Amended and Restated Articles of Incorporation of the Registrant (1)

3.2*	—	Third Amended and Restated Bylaws of the Registrant

4.1	—	Specimen Common Stock Certificate (1)

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.