Form 10-Q
period 2009-03-31
F5 NETWORKS INC
filed 2009-05-08
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of May 4, 2009 was 78,553,503.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,	September 30,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$119,688	$78,303
Short-term investments	138,833	111,883
Accounts receivable, net of allowances of $4,891 and $4,348	90,067	97,057
Inventories	15,036	10,148
Deferred tax assets	5,808	5,910
Other current assets	26,991	20,068

Total current assets	396,423	323,369

Restricted cash	2,703	2,748
Property and equipment, net	42,852	47,557
Long-term investments	240,572	261,086
Deferred tax assets	44,474	46,917
Goodwill	231,892	231,892
Other assets, net	24,047	25,654

Total assets	$982,963	$939,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,781	$13,092
Accrued liabilities	43,225	48,051
Deferred revenue	135,038	125,678

Total current liabilities	199,044	186,821

Other long-term liabilities	13,966	14,822
Deferred revenue, long-term	25,436	19,321

Total long-term liabilities	39,402	34,143

Commitments and contingencies (Note 6)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 78,134 and 79,094 shares issued and outstanding	460,944	477,299
Accumulated other comprehensive loss	(3,872)	(6,076)
Retained earnings	287,445	247,036

Total shareholders’ equity	744,517	718,259

Total liabilities and shareholders’ equity	$982,963	$939,223

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Net revenues
Products	$94,135	$112,148	$202,030	$222,353
Services	60,014	46,993	117,688	90,972

Total	154,149	159,141	319,718	313,325

Cost of net revenues
Products	25,037	24,969	48,960	49,658
Services	11,545	11,719	23,645	22,269

Total	36,582	36,688	72,605	71,927

Gross profit	117,567	122,453	247,113	241,398

Operating expenses
Sales and marketing	51,933	58,053	111,371	116,231
Research and development	25,977	26,418	53,079	50,750
General and administrative	12,055	14,484	27,860	27,910
Restructuring charges	4,329	—	4,329	—

Total	94,294	98,955	196,639	194,891

Income from operations	23,273	23,498	50,474	46,507
Other income, net	2,136	5,589	5,015	11,721

Income before income taxes	25,409	29,087	55,489	58,228
Provision for income taxes	6,423	11,342	15,080	22,732

Net income	$18,986	$17,745	$40,409	$35,496

Net income per share — basic	$0.24	$0.21	$0.51	$0.42

Weighted average shares — basic	78,925	82,974	79,133	83,919

Net income per share — diluted	$0.24	$0.21	$0.51	$0.42

Weighted average shares — diluted	79,570	83,805	79,920	85,018

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	Six Months Ended March 31, 2009
			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Gain(Loss)	Earnings	Equity
Balance, September 30, 2008	79,094	$477,299	$(6,076)	$247,036	$718,259
Exercise of employee stock options	112	856	—	—	856
Issuance of stock under employee stock purchase plan	243	5,058	—	—	5,058
Issuance of restricted stock	899	—	—	—	—
Repurchase of common stock	(2,214)	(47,437)	—	—	(47,437)
Tax loss from employee stock transactions	—	(3,002)	—	—	(3,002)
Stock-based compensation	—	28,170	—	—	28,170
Comprehensive income:
Net income	—	—	—	40,409	—
Foreign currency translation adjustment	—	—	(364)	—	—
Unrealized gain on securities, net of tax	—	—	2,568	—	—

Comprehensive income	—	—	—	—	42,613

Balance, March 31, 2009	78,134	$460,944	$(3,872)	$287,445	$744,517

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended
	March 31,
	2009	2008
Operating activities
Net income	$40,409	$35,496
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposition of assets and investments	13	(31)
Stock-based compensation	28,170	31,003
Provisions for doubtful accounts and sales returns	2,889	1,473
Depreciation and amortization	14,188	11,326
Deferred income taxes	975	219
Gain on auction rate securities put option	(4,177)	—
Loss on trading auction rate securities	4,177	—
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	4,101	(11,402)
Inventories	(4,888)	2,094
Other current assets	(7,066)	(8,652)
Other assets	105	(1,323)
Accounts payable and accrued liabilities	2,755	(3,360)
Deferred revenue	15,475	22,100

Net cash provided by operating activities	97,126	78,943

Investing activities
Purchases of investments	(166,610)	(268,448)
Maturities of investments	163,041	380,306
Investment of restricted cash	22	(4)
Acquisition of intangible assets	(704)	—
Acquisition of businesses, net of cash acquired	—	(995)
Purchases of property and equipment	(6,457)	(10,438)

Net cash (used in) provided by investing activities	(10,708)	100,421

Financing activities
Tax (expense) benefit from nonqualified stock options	(3,002)	635
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	5,884	9,492
Repurchase of common stock	(47,437)	(100,000)

Net cash used in financing activities	(44,555)	(89,873)

Net increase in cash and cash equivalents	41,863	89,491
Effect of exchange rate changes on cash and cash equivalents	(478)	(1,031)
Cash and cash equivalents, beginning of period	78,303	54,296

Cash and cash equivalents, end of period	$119,688	$142,756

Supplemental disclosure of non-cash financing activities:
Unrealized loss on investments	$4,395	$2,877

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
Revenue Recognition
     The Company’s products are integrated with software that is essential to the functionality of the equipment. Accordingly, the Company recognizes revenue in accordance with the guidance provided under Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” and SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”
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
     Whenever product, training and post-contract customer support (“PCS”) elements are combined into a package with a single “bundled” price, a portion of the sales price is allocated to each element of the bundled package based on their respective fair values as determined when the individual elements are sold separately. The Company determines fair value based on the type of customer and region in which the package is sold. When fair value of all elements sold within a specific region to a certain customer type cannot be established, the Company recognizes revenue on the “residual method” permitted under SOP 98-9 based on the fair value of undelivered elements. Revenues from the sale of product are recognized when the product has been shipped and the customer is obligated to pay for the product. When rights of return are present and the Company cannot estimate returns, it recognizes revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes a limited period of telephone support updates, repair or replacement of any failed product or component that fails during the term of the agreement, bug fixes and rights to upgrades, when and if available.

     Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.
     In accordance with Emerging Issues Task Force (EITF) 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” the Company accounts for taxes collected from customers and remitted to governmental authorities on a net basis and excluded from revenues.
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
     The Company performs its annual goodwill impairment test in accordance with SFAS No. 142 during the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. For purposes of the annual impairment test, the Company considers its market capitalization on the date of the impairment test since it has only one reporting unit. In March 2009, the Company completed its annual impairment test and concluded that there was no impairment of goodwill.
Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“FAS 123R”), using the straight-line attribution method for recognizing compensation expense. The Company recognized $13.3 million and $15.7 million of stock-based compensation expense for the three months ended March 31, 2009 and 2008, respectively, and $28.2 million and $31.0 million for the six months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, there was $52.9 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
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
     FAS 123R also requires the Company to recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The Company’s estimated forfeiture rate in the second quarter of fiscal 2009 is 4.3% for grants awarded to the

Company’s executive officers and Board of Directors, and 11.1% for grants awarded to all other employees. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
     Compensation cost recognized for the three and six month periods ended March 31, 2009 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and (b) compensation cost for all share-based payments granted or modified subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.
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
     The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment. Performance conditions for these awards were not met in the second fiscal quarter of 2009 and as such, no compensation cost was incurred.
     On October 22, 2008, the Company announced that its Board of Directors approved a new program to repurchase up to an additional $200 million of the Company’s outstanding common stock. Acquisitions for the share repurchase program will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The program may be discontinued at any time. As of May 4, 2009, the Company had repurchased and retired 2,213,726 shares at an average price of $21.38 per share in fiscal 2009.
Earnings Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Numerator
Net income	$18,986	$17,745	$40,409	$35,496

Denominator
Weighted average shares outstanding — basic	78,925	82,974	79,133	83,919
Dilutive effect of common shares from stock options and restricted stock units	645	831	787	1,099

Weighted average shares outstanding — diluted	79,570	83,805	79,920	85,018

Basic net income per share	$0.24	$0.21	$0.51	$0.42

Diluted net income per share	$0.24	$0.21	$0.51	$0.42

     Approximately 0.7 million and 0.9 million of common shares potentially issuable from stock options for the three months ended March 31, 2009 and 2008, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period. Approximately 0.7 million and 0.6 million of common shares potentially issuable from stock options for the six months ended March 31, 2009 and 2008, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common stock for the respective period.
Comprehensive Income
     Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains (losses) on securities and foreign currency translation adjustments are included in accumulated other comprehensive loss. Comprehensive income and its components were as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Net Income	$18,986	$17,745	$40,409	$35,496
Unrealized (loss) gain on securities, net of tax	(335)	(1,850)	2,568	(1,732)
Foreign currency translation adjustment	(335)	(283)	(364)	(888)

Total comprehensive income	$18,316	$15,612	$42,613	$32,876

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
     In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in assumptions used to determine the useful lives of recognized intangible assets recognized under SFAS No. 142. The new guidance applies to intangible assets with contractual lives that are acquired individually or with a group of assets as well as those assets acquired in a business combination. The new guidance is effective for fiscal years beginning after December 15, 2008 and interim periods. The Company will adopt the statement on October 1, 2009 which is the beginning of its fiscal year 2010. The Company does not expect the adoption of FSP 142-3 to have a significant impact on its consolidated financial position, results of operations or cash flows.
     In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for the Company beginning in the third quarter of fiscal year 2009. The Company does not expect the adoption of FSP 157-4 to have a material impact on its consolidated financial position, results of operations or cash flows.
     In April 2009, the FASB issued Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (“FSP 115-2/124-2”). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for the Company beginning in the third quarter of fiscal year 2009. The Company does not expect the adoption of FSP 115-2/124-2 to have a material impact on its consolidated financial position, results of operations or cash flows.
     In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for the Company beginning in the third quarter of fiscal year 2009.
2. Restructuring Charges
     In January 2009, the Company initiated a restructuring plan to reduce its operating expenses which included the consolidation of facilities, accelerated depreciation on tenant improvements and a reduction in workforce in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). These initiatives are intended to conserve or generate cash in response to the uncertainties associated with the recent deterioration in the global economy. As a result of these initiatives, the Company recorded a restructuring charge of $4.3 million in the second quarter of fiscal 2009. Of the total restructuring charges, $2.1 million was paid out during the quarter ended March 31, 2009, and the remaining $2.2 million accrued will offset future lease payments through September 2012.
     Restructuring charges consisted of the following (in thousands):

	Closure/	Employee
	Consolidation	Severance, Benefits
	of Facilities	and Related Costs	Total
Accrued expenses, January 1, 2009	$—	$—	$—
Restructuring charges	2.2	2.1	4.3
Cash payments	—	(2.1)	(2.1)
Non-cash charges	—	—	—

Accrued expenses, March 31, 2009	$2.2	$—	$2.2

3. Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for assets and liabilities measured at fair value. SFAS 157 applies to existing accounting pronouncements that require fair value measurements, but it does not require any new fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2, which deferred the effective date of SFAS 157 as it relates to nonfinancial assets and liabilities.

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
     The Company adopted the effective portions of SFAS 157 on October 1, 2008, the first day of fiscal 2009. The adoption did not have a material effect on the consolidated financial statements. The Company is currently evaluating the impact of SFAS 157 on its non-financial assets and liabilities, which will be effective at the beginning of fiscal year 2010.
     The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2009, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Securities	Observable Inputs	Unobservable Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	March 31, 2009
Cash equivalents	$26,744	$—	$—	$26,744
Short-term investments
Available for sale securities	—	138,833	—	138,833
Long-term investments
Available for sale securities	—	199,048	—	199,048
Available for sale securities — auction rate securities	—	—	15,190	15,190
Trading securities — auction rate securities	—	—	26,334	26,334
Put option (Note 4)	—	—	1,216	1,216

Total	$26,744	$337,881	$42,740	$407,365

     Due to the auction failures of the Company’s auction rate securities (“ARS”) that began in the second quarter of fiscal 2008, there are still no quoted prices in active markets for identical assets as of March 31, 2009. Therefore, the Company has classified its ARS as level 3 financial assets. The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

	Significant	Significant
	Unobservable Inputs	Unobservable Inputs
	(Level 3) (1)	(Level 3) (2)
Balance, beginning of period	$43,606	$53,350
Total losses realized or unrealized:
Included in earnings	4,177	(1,216)
Included in other comprehensive income	(66)	(3,810)
Recognition of put option	(4,177)	1,216
Purchases, issuances and settlements	(800)	(6,800)
Transfers into and/or out of level 3	—	—

Balance, March 31, 2009	$42,740	$42,740

Total gains (losses) for the period included in earnings (other income, net) or change in net assets attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009	$4,177	$(1,216)

(1)	Beginning balance represents the fair value of the Company’s investments in ARS as of December 31, 2008

(2)	Beginning balance represents the fair value (par value) of the Company’s investments in ARS as of February 1, 2008 prior to auction failures
     Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain ARS for which there was a decrease in the observation of market pricing. At March 31, 2009, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at March 31, 2009.
4. Short-Term and Long-Term Investments
     Short-term investments consist of the following (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2009
Corporate bonds and notes	$17,315	$—	$(389)	$16,926
Municipal bonds and notes	69,754	637	—	70,391
U.S. government securities	51,281	239	(4)	51,516

	$138,350	$876	$(393)	$138,833

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2008
Corporate bonds and notes	$3,033	$—	$(69)	$2,964
Municipal bonds and notes	40,587	138	(30)	40,695
U.S. government securities	68,301	38	(115)	68,224

	$111,921	$176	$(214)	$111,883

     Long-term investments consist of the following (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2009
Corporate bonds and notes	$15,927	$40	$(149)	$15,818
Municipal bonds and notes	86,935	1,386	(3)	88,318
Auction rate securities	45,334	—	(3,810)	41,524
U.S. government securities	94,488	464	(40)	94,912

	$242,684	$1,890	$(4,002)	$240,572

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2008
Corporate bonds and notes	$12,815	$—	$(456)	$12,359
Municipal bonds and notes	100,154	57	(361)	99,850
Auction rate securities	52,250	—	(4,728)	47,522
U.S. government securities	101,534	111	(290)	101,355

	$266,753	$168	$(5,835)	$261,086

     The cost or amortized cost and fair value of fixed maturities at March 31, 2009, by contractual years-to-maturity, are presented below (in thousands):

	Cost or
	Amortized
	Cost	Fair Value
One year or less	$138,350	$138,833
Over one year through five years	242,684	240,572

	$381,034	$379,405

     The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2009 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2009
Corporate bonds and notes	$26,433	$538	$—	$—	$26,433	$538
Municipal bonds and notes	4,017	3	—	—	4,017	3
Auction rate securities	—	—	15,190	3,810	15,190	3,810
U.S. government securities	31,842	44	—	—	31,842	44

Total	$62,292	$585	$15,190	$3,810	$77,482	$4,395

     The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for the first six months of fiscal 2009 were primarily caused by reductions in the values of the ARS due to the illiquid markets and were partially offset by unrealized gains related to interest rate decreases.
     ARS are variable-rate debt securities. The Company limits its investments in ARS to securities that carry an AAA (or equivalent) rating from recognized rating agencies and limits the amount of credit exposure to any one issuer. At the time of the Company’s initial investment and at the date of this report, all ARS remain AAA rated. In the past, the auction process allowed investors to obtain immediate liquidity if so desired by selling the securities at their face amounts. Liquidity for these securities has historically been provided by an auction process that resets interest rates on these investments on average every 7-35 days. However, as has been reported in the financial press, the disruptions in the credit markets adversely affected the auction market for these types of securities.
     Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS the Company held because sell orders exceeded buy orders. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside the auction process. The Company believes that the appropriate presentation of these securities is long-term investments as reflected in the Company’s consolidated balance sheet at March 31, 2009, as the Company does not believe it will be able to liquidate these securities in the next twelve months.
     In October 2008, the Company entered into an agreement (“the Agreement”) with UBS whereby UBS would purchase eligible ARS it sold to the Company prior to February 13, 2008. Under the terms of the Agreement, and at the Company’s discretion, UBS will purchase eligible ARS from the Company at par value (“Put Option”) during the period of June 30, 2010 through July 2, 2012. The Company expects to sell its eligible ARS under the Agreement. However, if the Company does not exercise its rights to sell its eligible ARS under the Agreement before July 2, 2012 this Put Option will expire and UBS will have no further rights or obligations to buy the Company’s ARS. So long as the Company holds its ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. The Company elected to measure the Put Option under the fair value option of SFAS No. 159, and recorded a benefit of approximately $1.2 million pre-tax for the six months ended March 31, 2009 and recorded a corresponding long term investment. The Company transferred these ARS from available-for-sale to trading investment securities. As a result of accepting the Put Option and reclassifying the ARS from available-for-sale to trading investment securities, the Company recognized an other-than-temporary impairment loss of approximately $1.2 million pre-tax as of March 31, 2009, reflecting a reversal of the related unrealized loss that was previously recorded in other comprehensive loss. The recording of the fair value of the Put Option and the recognition of the other-than-temporary impairment loss resulted in no impact to the consolidated income statement for the six months ended March 31, 2009.
     The Company partially liquidated one ARS at par value for $800,000 in the second quarter of fiscal 2009.

5. Inventories
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
     Inventories consist of the following (in thousands):

	March 31,	September 30,
	2009	2008
Finished goods	$11,338	$6,391
Raw materials	3,698	3,757

	$15,036	$10,148

6. Commitments and Contingencies
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
     The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of March 31, 2009 and March 31, 2008 were not material.
Purchase Commitments
     The Company currently has arrangements with contract manufacturers and other suppliers for the manufacturing of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on their behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless they give notice of order cancellation in advance of applicable lead times. As of March 31, 2009, the Company was committed to purchase approximately $15.3 million of such inventory during the next quarter.
Legal Proceedings
     Derivative Suits. Beginning on or about May 24, 2006, several derivative actions were filed against certain of the Company’s current and former directors and officers. These derivative lawsuits were filed in: (1) the Superior Court of King County, Washington, as In re F5 Networks, Inc. State Court Derivative Litigation (Case No. 06-2-17195-1 SEA), which consolidates Adams v. Amdahl, et al. (Case No. 06-2-17195-1 SEA), Wright v. Amdahl, et al. (Case No. 06-2-19159-5 SEA), and Sommer v. McAdam, et al. (Case No. 06-2-26248-4 SEA) (the “State Court Derivative Litigation”); and (2) in the U.S. District Court for the Western District of Washington, as In re F5 Networks, Inc. Derivative Litigation, Master File No. C06-0794RSL, which consolidates Hutton v. McAdam, et al. (Case No. 06-794RSL), Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust v. McAdam et al. (Case No. C06-1057RSL), and Easton v. McAdam et al. (Case No. C06-1145RSL) (the “Federal

Court Derivative Litigation”). On August 2, 2007, another derivative lawsuit, Barone v. McAdam et al. (Case No. C07-1200P) was filed in the U.S. District Court for the Western District of Washington. The Barone lawsuit was designated a related case to the Federal Court Derivative Litigation on September 4, 2007. The complaints generally allege that certain of the Company’s current and former directors and officers, including, in general, each of the Company’s current outside directors (other than Deborah L. Bevier and Scott Thompson who joined the Board of Directors in July 2006 and January 2008, respectively) breached their fiduciary duties to the Company by engaging in alleged wrongful conduct concerning the manipulation of certain stock option grant dates. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The Company’s combined motion to consolidate and stay the State Court Derivative Litigation was granted in a court order dated April 3, 2007. The Company’s motion to dismiss the consolidated federal derivative actions based on plaintiffs’ failure to make demand on the Company’s Board of Directors prior to filing suit was granted in a court order dated August 6, 2007 with leave to amend the allegations in plaintiffs’ complaint. Plaintiffs filed an amended consolidated federal derivative action complaint on September 14, 2007. The Company filed a motion to dismiss the amended complaint based on plaintiff’s failure to make demand on the Company’s Board of Directors prior to filing suit. On July 3, 2008, before ruling on the Company’s pending dismissal motion, the federal court entered an order certifying certain issues of Washington state law to the Washington Supreme Court for resolution. The hearing in the Washington Supreme Court was held on March 24, 2009 and the federal derivative actions are stayed pending resolution of the certification proceeding. The Company intends to continue to vigorously pursue dismissal of the derivative actions.
     SEC and Department of Justice Inquiries. In May 2006, the Company received notice from both the SEC and the Department of Justice that they were conducting informal inquiries into the Company’s historical stock option practices, and have fully cooperated with both agencies. Considerable legal and accounting expenses related to the Company’s historical stock option practices have been incurred to date. The Company may in the future be subject to additional regulatory proceedings or actions arising in relation to the Company’s historical stock option practices and the restatement of the Company’s prior period financial statements. Although regulatory proceedings are subject to inherent uncertainties, the Company does not believe the results of any pending actions will, individually or in the aggregate, have a material adverse impact on the Company’s consolidated financial position or results of operations.
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
7. Income Taxes
     The effective tax rate was 25.3% and 39.0% for the three months ended March 31, 2009 and 2008, respectively, and 27.2% and 39.0% for the six months ended March 31, 2009 and 2008, respectively. During the quarter ended March 31, 2009 the Company began deducting for tax purposes compensation related to equity awards in a major foreign tax jurisdiction resulting in a reduction to its effective tax rate for the quarter of approximately 9.3%.
     As of March 31, 2009, there have been no material changes to the Company’s uncertain tax positions as disclosed in Note 5 of the 2008 Annual Report and on Form 10-K. At March 31, 2009 the Company has classified approximately $3.9 million of unrecognized tax liabilities as a non-current liability. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.
     The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. At the adoption of FASB Interpretation No. 48,“Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), the Company had not accrued any interest or penalties on unrecognized tax benefits. In the three months ended March 31, 2009, the Company accrued an immaterial amount of interest expense related to its liability for unrecognized tax benefits under FIN 48. All unrecognized tax benefits, if recognized, would affect the effective tax rate.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2004 and is currently under examination by the Internal Revenue Service for the fiscal year ending September 30, 2007. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Australia and Germany. Periods open for review by local taxing authorities are fiscal years 2006, 2003, 2004 and 2003 for the United Kingdom, Japan, Australia and Germany, respectively. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years ended 2004 and 2005 tax returns filed in various states and the fiscal year ended 2005 federal income tax return.
8. Geographic Sales and Significant Customers
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
     The following presents revenues by geographic region (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Americas	$84,565	$86,799	$173,989	$174,649
EMEA	35,952	35,989	76,064	69,106
Japan	13,899	16,047	28,505	32,696
Asia Pacific	19,733	20,306	41,160	36,874

	$154,149	$159,141	$319,718	$313,325

     Net revenues from international customers are primarily denominated in U.S. dollars and totaled $69.6 million and $72.3 million for the three months ended March 31, 2009 and 2008, respectively, and $145.7 million and $138.7 million for the six months ended March 31, 2009 and 2008, respectively. One domestic distributor accounted for 15.5% and 16.3% of total net revenue for the three and six month periods ended March 31, 2009. One domestic distributor accounted for 12.0% of total net revenue for the three month period ended March 31, 2008. Two domestic distributors accounted for 23.5% of total net revenue for the six month period ended March 31, 2008.
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
     Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:
•	Revenues. The majority of our revenues are derived from sales of our Application Delivery Networking (“ADN”) products; BIG-IP Local Traffic Manager, BIG-IP Global Traffic Manager, BIG-IP ISP Traffic Manager, TrafficShield Application Firewall, WANJet, and WebAccelerator; FirePass SSL VPN servers; and our ARX file virtualization products. We also derive revenues from the sales of services including annual maintenance contracts, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are key indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

•	Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, amortization of developed technology and personnel and overhead expenses. Our margins have remained relatively stable over the past two years. However, factors such as sales price, product mix, inventory obsolescence, returns, component price increases and warranty costs could significantly impact our gross margins from quarter to quarter and represent significant indicators we monitor on a regular basis.

•	Operating expenses. Operating expenses are substantially driven by personnel and related overhead expenses. Existing headcount and future hiring plans are the predominant factors in analyzing and forecasting future operating expense trends. Other significant operating expenses that we monitor include marketing and promotions, travel, professional fees, computer costs related to the development of new products, facilities and depreciation expenses.

•	Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first six months of fiscal year 2009 was primarily due to net income from operations, with operating activities providing cash of $97.1 million. This increase was partially offset by $47.4 million of cash used to repurchase outstanding common stock under our stock repurchase program in the first half of fiscal 2009. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for the first six months of fiscal year 2009 were comprised primarily of information technology infrastructure and equipment to support the growth of our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•	Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health. Deferred revenues continued to increase due to the growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our day’s sales outstanding for the second quarter of fiscal year 2009 was 53. We expect to maintain this metric in the mid 50-day range going forward.
Summary of Critical Accounting Policies and Estimates
     The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that, of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: revenue recognition; reserve for doubtful accounts; reserve for product returns; reserve for warranties; accounting for income taxes; stock-based compensation; investments; goodwill impairment; and the fair value measurements of financial assets and liabilities. None of these accounting policies and estimates have significantly changed since our annual report on Form 10-K for the year ended September 30, 2008 (“Form 10-K”), except for the accounting for fair value measurements of financial assets and liabilities and the related disclosures, which is further discussed in Item 1, Note 3 of Part I of this Form 10-Q. Critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.
Results of Operations
     The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
	(in thousands, except percentages)
Net Revenues
Products	$94,135	$112,148	$202,030	$222,353
Services	60,014	46,993	117,688	90,972

Total	$154,149	$159,141	$319,718	$313,325

Percentage of net revenues
Products	61.1%	70.5%	63.2%	71.0%
Services	38.9	29.5	36.8	29.0

Total	100.0%	100.0%	100.0%	100.0%

     Net revenues. Total net revenues decreased 3.1% for the three months ended March 31, 2009 from the same period in the prior year, and increased 2.0% for the six months ended March 31, 2009 from the same period in the prior year. The decrease in overall revenue for the three months ended March 31, 2009 was primarily due to a reduction in the volume of product sales in response to the slowing economic environment. Overall revenue growth for the six months ended March 31, 2009 was primarily due to increased service revenues as a result of our increased installed base of products. International revenues were 45.1% and 45.6% of total net revenues for the three and six months ended March 31, 2009, respectively, compared to 45.5% and 44.3% for the same periods in the prior year, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
     Net product revenues decreased 16.1% and 9.1% for the three and six months ended March 31, 2009, respectively, from the same periods in the prior year. The decrease in the three and six months ended March 31, 2009 was primarily due to a reduction in the volume of products sales of our ARX file virtualization product of $2.8 million and $6.1 million, respectively, from the same periods in the prior year. Sales of our ADN products represented 93.2% and 94.0% of product revenues for the three and six months ended March 31, 2009, respectively, compared to 90.1% and 90.3% for the same periods in the prior year, respectively.
     Net service revenues increased 27.7% and 29.4% for the three and six months ended March 31, 2009, respectively, from the same periods in the prior year. The increase in services revenue was primarily due to increases in the purchase or renewal of maintenance contracts as well as additions to our installed base of products.
     Avnet Technology Solutions, one of our domestic distributors, accounted for 15.5% and 16.3% of our total net revenue for the three and six months ended March 31, 2009, respectively. Avnet Technology Solutions accounted for 12.0% and 12.9% of our total net revenue for the three and six months ended March 31, 2008, respectively. Ingram Micro Inc., another domestic distributor, accounted for 10.6% of our total net revenue for the six months ended March 31, 2008. Avnet Technology Solutions accounted for 11.3% of our accounts receivable as of March 31, 2009. No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$25,037	$24,969	$48,960	$49,658
Services	11,545	11,719	23,645	22,269

Total	36,582	36,688	72,605	71,927

Gross profit	$117,567	$122,453	$247,113	$241,398
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	26.6%	22.3%	24.2%	22.3%
Services	19.2	24.9	20.1	24.5

Total	23.7	23.1	22.7	23.0

Gross profit	76.3%	76.9%	77.3%	77.0%

     Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues remained relatively flat for the three and six months ended March 31, 2009 as compared to the same periods in the prior year. The increase in cost of net product revenues as a percentage of related net product revenues is primarily due to a $2.1 million charge to increase our inventory reserve related to components of our legacy platforms and a patent related legal settlement of $1.3 million in the second fiscal quarter of 2009.
     Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and six months ended March 31, 2009, cost of net service revenues as a percentage of net service revenues decreased to 19.2% and 20.1%, respectively, compared to 24.9% and 24.5% for the same periods in the prior year, respectively, primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of March 2009 decreased to 313 from 320 at the end of March 2008. In addition, cost of net service revenues includes stock compensation expense of $1.2 million and $2.3 million for the three and six months ended March 31, 2009, respectively, compared to $0.9 million and $1.9 million for the same periods in the prior year, respectively.

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$51,933	$58,053	$111,371	$116,231
Research and development	25,977	26,418	53,079	50,750
General and administrative	12,055	14,484	27,860	27,910
Restructuring charges	4,329	—	4,329	—

Total	$94,294	$98,955	$196,639	$194,891

Operating expenses (as a percentage of net revenue)
Sales and marketing	33.7%	36.5%	34.8%	37.1%
Research and development	16.9	16.6	16.6	16.2
General and administrative	7.8	9.1	8.7	8.9
Restructuring charges	2.8	—	1.4	—

Total	61.2%	62.2%	61.5%	62.2%

     Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities and depreciation expenses. Sales and marketing expenses decreased 10.5% and 4.2% for the three and six months ended March 31, 2009, respectively, from the comparable periods in the prior year. The decrease in sales and marketing expense was primarily due to cost reduction initiatives we implemented in response to the slowing economic environment and a $3.7 million decrease in commissions expense corresponding to the decrease in revenue for the three months ended March 31, 2009, compared to the same period in the prior year. Sales and marketing headcount at the end of March 2009 decreased to 679 from 694 at the end of March 2008. The decrease in headcount was primarily related to a reduction in workforce that took place in the second fiscal quarter as part of our restructuring program. Sales and marketing expense included stock-based compensation expense of $5.4 million and $11.4 million for the three and six months ended March 31, 2009, respectively, compared to $6.2 million and $12.6 million for the same periods in the prior year.
     Research and development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses decreased 1.7% for the three months ended March 31, 2009 from the comparable period in the prior year and increased 4.6% for the six months ended March 31, 2009 from the comparable period in the prior year. The increase in research and development expense for the first six months of fiscal 2009 was primarily due to an increase of $1.8 million in personnel costs compared to the same period in the prior year. Research and development headcount at the end of March 2009 decreased to 427 from 461 at the end of March 2008. The decrease in headcount was primarily related to the reduction in workforce that took place in the second fiscal quarter of 2009. Research and development expense included stock-based compensation expense of $4.1 million and $8.4 million for the three and six months ended March 31, 2009, compared to $4.1 million and $8.1 million for the same periods in the prior year. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
     General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses decreased 16.8% and 0.2% for the three and six months ended March 31, 2009, respectively, from the comparable periods in the prior year. The decrease in general and administrative expenses for the three months ended March 31, 2009 as compared to the same period in the prior year was primarily due to a decrease in stock-based compensation expense of $1.8 million. Stock-based compensation expense was $2.5 million and $5.9 million for the three and six months ended March 31, 2009, compared to $4.3 million and $8.2 million for the same periods in the prior year. General and administrative headcount at the end of March 2009 decreased to 184 from 191 at the end of March 2008. The decrease in headcount was primarily related to a reduction in workforce that took place in the second fiscal quarter as part of our restructuring program.
     Restructuring. Beginning in the second quarter of fiscal 2009 we implemented a comprehensive restructuring program as part of an overall initiative to reduce certain operating expenses. Restructuring actions included the consolidation of facilities, accelerated depreciation on tenant improvements and a reduction in workforce. For the three months ended March 31, 2009, we recorded restructuring expenses of $4.3 million, which included a $2.1 million charge for severance and related costs and a $2.2 million charge for the exit of certain offices worldwide. We had $2.2 million of accrued restructuring cost at March 31, 2009, which we expect to offset future rent expenses through September 2012.

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
	(in thousands, except percentages)
Other Income and Income Taxes
Income from operations	$23,273	$23,498	$50,474	$46,507
Other income, net	2,136	5,589	5,015	11,721

Income before income taxes	25,409	29,087	55,489	58,228
Provision for income taxes	6,423	11,342	15,080	22,732

Net income	$18,986	$17,745	$40,409	$35,496

Other income and income taxes (as percentage of revenue)
Income from operations	15.1%	14.8%	15.8%	14.9%
Other income, net	1.4	3.5	1.6	3.7

Income before income taxes	16.5	18.3	17.4	18.6
Provision for income taxes	4.2	7.1	4.7	7.3

Net income	12.3%	11.2%	12.7%	11.3%

     Other income, net. Other income, net, consists of interest income and foreign currency transaction gains and losses. Other income, net, decreased 61.8% and 57.2% for the three and six months ended March 31, 2009, respectively, compared to the same periods in the prior year. The decrease was primarily due to a decrease of $2.6 million and $4.9 million in interest income for the three and six months ended March 31, 2009, respectively, as interest rates continued to decline in the first half of fiscal 2009. In addition, foreign currency transaction losses increased $0.9 million and $1.9 million for the three and six months ended March 31, 2009, respectively, compared to the same periods in the prior year.
     Provision for Income taxes. We recorded a 25.3% provision for income taxes for the three month period ended March 31, 2009. During the quarter ended March 31, 2009 we began deducting for tax purposes compensation related to equity awards in a major foreign tax jurisdiction resulting in a reduction to our effective tax rate for the quarter of approximately 9.3%. As of March 31, 2009, we estimate our effective tax rate will be 31.2% for the fiscal year ended September 30, 2009. At March 31, 2009, we did not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that these assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at March 31, 2009 and March 31, 2008 were $50.3 million and $44.7 million, respectively. Our worldwide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in the various geographic locations in which we operate, changes in the valuation of our net deferred tax assets, resolution of potential exposures, tax positions taken on tax returns filed in the various geographic locations in which we operate, and the introduction of new accounting standards or changes in tax laws or interpretations thereof in the various geographic locations in which we operate. We have recorded liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense.
Liquidity and Capital Resources
     Cash and cash equivalents, short-term investments and long-term investments totaled $499.1 million as of March 31, 2009 compared to $451.3 million as of September 30, 2008, representing an increase of $47.8 million. The increase was primarily due to cash provided by operating activities of $97.1 million for the six months ended March 31, 2009 compared to $78.9 million for the same period in the prior year, which was partially offset by $47.4 million of additional cash required for the repurchase of outstanding common stock under our stock repurchase program. The increase in cash flow from operations for the first six months of fiscal year 2009 resulted from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, excluding auction rate securities (“ARS”), together with cash generated from operations should be sufficient to meet our operating requirements for the foreseeable future.
     At March 31, 2009, we held $46.6 million (par value) of long-term investments comprised of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. We limit our investments in ARS to securities that carry a AAA (or equivalent) rating from recognized rating agencies and limit the amount of credit exposure to any one issuer. At the time of initial investment and at the date of this Quarterly Report on Form 10-Q, all of our ARS remain AAA rated.
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
     We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Through March 31, 2009, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities. However, due to recent changes and uncertainty in the ARS market, we believe these investments may remain illiquid for longer than twelve months and as a result, we have classified these investments as long-term as of March 31, 2009.
     In October 2008, we entered into an agreement (“the Agreement”) with UBS whereby UBS would purchase eligible ARS it sold to us prior to February 13, 2008. Under the terms of the Agreement, and at our discretion, UBS will purchase eligible ARS from us at par value (“Put Option”) during the period of June 30, 2010 through July 2, 2012. We expect to sell our eligible ARS under the Agreement. However, if we do not exercise our rights to sell our eligible ARS under the Agreement before July 2, 2012 the Put Option will expire and UBS will have no further rights or obligations to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. We elected to measure the Put Option under the fair value option of SFAS No. 159, and recorded a benefit of approximately $1.2 million pre-tax for the six months ended March 31, 2009, and recorded a corresponding long term investment. We transferred these ARS from available-for-sale to trading investment securities. As a result of accepting the Put Option and reclassifying the ARS from available-for-sale to trading investment securities, we recognized an other-than-temporary impairment loss of approximately $1.2 million pre-tax as of March 31, 2009, reflecting a reversal of the related unrealized loss that was previously recorded in other comprehensive loss. The recording of the fair value of the Put Option and the recognition of the other-than-temporary impairment loss resulted in no impact to the consolidated income statement for the six months ended March 31, 2009.
     We partially liquidated one additional ARS at par value for $800,000 in the second quarter of fiscal 2009.
     Cash used in investing activities was $10.7 million for the six months ended March 31, 2009 compared to cash provided by investing activities of $100.4 million for the same period in the prior year. Investing activities include purchases and maturities of available-for-sale securities, capital expenditures and changes in restricted cash requirements. The amount of cash used in investing activities for the first six months of fiscal year 2009 was primarily due to the purchase of investments and capital expenditures related to maintaining our operations worldwide partially offset by the maturity of investments.
     Cash used in financing activities for the six months ended March 31, 2009 was $44.6 million compared to $89.9 million for the same period in the prior year. Our financing activities for the six months ended March 31, 2009 consisted primarily of cash required for the repurchase of outstanding common stock under our stock repurchase program of $47.4 million, partially offset by cash received from the exercise of employee stock options and warrants of $5.9 million.
Obligations and Commitments
     As of March 31, 2009, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2018. There have been no material changes in our principal lease commitments compared to those discussed in the Form 10-K. In connection with the lease agreement for our corporate headquarters, we established a restricted escrow account collateralized by a certificate of deposit that has been included on our balance sheet as a component of restricted cash. The total amount required in escrow reduces at various dates as set forth by the lease agreement. The amount required in escrow at March 31, 2009 was $2.4 million as set forth by the lease agreement.
     We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of March 31, 2009, we were committed to purchase approximately $15.3 million of such inventory during the next quarter.
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
Our success depends on sales and continued innovation of our Application Delivery Networking product lines
     For the fiscal year ended September 30, 2008 and the three months ended March 31, 2009, we derived approximately 92.0% and 93.2%, respectively, of our net product revenues, or approximately 64.1% and 56.9%, respectively, of our total net revenues, from sales of our Application Delivery Networking (“ADN”) product lines. We continue to expect to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability and performance problems of our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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

We may not be able to sustain or develop new distribution relationships and a reduction or delay in sales to significant distribution partners could hurt our business
     We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two domestic distributors of our products together accounted for 24.5% and 24.8% of our total net revenue for the fiscal years 2008 and 2007, respectively. One domestic distributor of our products accounted for 15.5% of our total net revenue for the three months ended March 31, 2009. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
Our investments in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments
     At March 31, 2009, the fair value of our AAA rated municipal auction rate securities (“ARS”) was approximately $41.5 million. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS we held because sell orders exceeded buy orders. We may not be able to liquidate these investments and realize their full carrying value unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. While we do not believe the decline in the carrying values of these municipal ARS is permanent, if the issuers of these securities are unable to successfully close future auctions and their credit ratings are lowered, we may be required to record future impairment charges related to these investments, which would harm our results of operations. We believe these investments may remain illiquid for longer than twelve months and as a result, we have classified these investments as long-term as of March 31, 2009.
Our operating results are exposed to risks associated with international commerce
     As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to recessionary economic cycles or protracted slowdowns in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements and natural disasters. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. International sales represented 42.5% and 41.6% of our net revenues for the fiscal years ended September 30, 2008 and 2007, respectively, and 45.1% for the three months ended March 31, 2009. In particular, in fiscal year 2008, we derived 9.0% of our total revenue from the Japanese market. This revenue is dependent on a number of factors outside our control, including the viability and success of our resellers and the strength of the Japanese economy.
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

     Our historical stock option practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation. Beginning in May 2006 several derivative actions were filed against certain current and former directors and officers (as discussed further in Item 1, Note 6, “Commitments and Contingencies — Legal Proceedings”) based on allegations relating to our historical stock option practices. We cannot assure you that this current litigation will result in the same conclusions reached by the special committee of outside directors formed by our Board of Directors to conduct a review of our stock option practices (the “Special Committee”).
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At March 31, 2009, the fair value of our AAA rated municipal ARS was approximately $41.5 million. ARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7, 28 or 35 days. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. The underlying assets of the municipal ARS we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal ARS will have a material impact on our overall ability to meet our liquidity needs. We have the intent and ability to hold these securities until liquidation. These securities have been classified as long-term at March 31, 2009 based on the fact that we believe it could take longer than twelve months to liquidate the positions.
     Management believes there have been no other material changes to our quantitative and qualitative disclosures about market risk during the six month period ended March 31, 2009, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2008.
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
     Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.
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
     Reference is made to Item 1, Note 6, “Commitments and Contingencies — Legal Proceedings,” of Part I of this Quarterly Report on Form 10-Q and Item 3, Legal Proceedings, in the Form 10-K, filed November 21, 2008 for descriptions of our legal proceedings. We continue to believe that the resolution of these legal proceedings will not have a material adverse effect on us and there have been no material developments since the time of the Form 10-K filing, except as noted in Item 1, Note 6 of Part I of this Quarterly Report on Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On October 22, 2008, the Company announced that its Board of Directors approved a new program to repurchase up to an additional $200 million of the Company’s outstanding common stock. Acquisitions for the share repurchase program will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The program may be discontinued at any time. As of May 4, 2009, the Company had repurchased and retired 2,213,726 shares at an average price of $21.38 per share in fiscal 2009.
     Shares repurchased during the first and second quarters of fiscal 2009 are as follows (in thousands, except per share data):

			Total Number of	Approximate Dollar
	Total Number		Shares Purchased	Value of Shares that
	of Shares	Average Price	per the Publicly	May Yet be Purchased
	Purchased (1)	Paid per Share	Announced Plan	Under the Plan
October 1, 2008 — October 31, 2008	—	$—	—	$200,000
November 1, 2008 — November 30, 2008	543,100	$22.87	543,100	$187,553
December 1, 2008 — December 31, 2008	329,920	$22.84	329,920	$180,000

January 1, 2009 — January 31, 2009	—	$—	—	$180,000
February 1, 2009 — February 28, 2009	636,895	$21.34	636,895	$166,377
March 1, 2009 — March 31, 2009	703,811	$19.58	703,811	$152,563

April 1, 2009 — April 30, 2009	—	$—	—	$152,563

(1)	These amounts include shares purchased as part of the publicly announced programs described in Part I of this report.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Shareholders on March 12, 2009. The following matters were voted upon at the Annual Meeting and received the number of votes indicated:

1.	To elect one Class I director to hold office until the Annual meeting of Shareholders for fiscal year end 2011 and until their successors are elected and qualified. The Class I nominee is Karl D. Guelich.

For:	70,609,004
Against:	981,111
Abstain:	38,280
2.	To approve an Amendment to the 2005 Equity Incentive Plan.

For:	46,488,062
Against:	17,591,207
Abstain:	473,658
3.	To approve an Amendment to the 1999 Employee Stock Purchase Plan.

For:	62,198,931
Against:	1,880,903
Abstain:	473,093
4.	To ratify the selection of PricewaterhouseCoopers LLP as our independent auditor for fiscal year 2009.

For:	66,381,350
Against:	5,230,634
Abstain:	16,411
In addition, the following persons continued as directors after the Annual Meeting:
Class II — Term Expiring in Fiscal Year 2010
Deborah L. Bevier
Alan J. Higginson
John McAdam
Class III — Term Expiring in Fiscal Year 2011
A. Gary Ames
Scott Thompson

Item 6. Exhibits

Exhibit
Number		Exhibit Description

3.1	—	Second Amended and Restated Articles of Incorporation of the Registrant (1)

3.2	—	Third Amended and Restated Bylaws of the Registrant

4.1	—	Specimen Common Stock Certificate (1)

10.17*	—	1999 Employee Stock Purchase Plan, as amended

10.21*	—	2005 Equity Incentive Plan, as amended

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of May, 2009.

F5 NETWORKS, INC.
By:	/s/ JOHN RODRIGUEZ
John Rodriguez
Senior Vice President, Chief Accounting Officer (principal financial officer)

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

3.1	—	Second Amended and Restated Articles of Incorporation of the Registrant (1)

3.2	—	Third Amended and Restated Bylaws of the Registrant

4.1	—	Specimen Common Stock Certificate (1)

10.17*	—	1999 Employee Stock Purchase Plan, as amended

10.21*	—	2005 Equity Incentive Plan, as amended

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.