Form 10-Q
period 2009-06-30
F5 NETWORKS INC
filed 2009-08-07
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of August 5, 2009 was 78,729,016.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	September 30,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$88,289	$78,303
Short-term investments	175,780	111,883
Accounts receivable, net of allowances of $4,273 and $4,348	91,635	97,057
Inventories	13,590	10,148
Deferred tax assets	5,827	5,910
Other current assets	26,324	20,068

Total current assets	401,445	323,369

Restricted cash	2,731	2,748
Property and equipment, net	40,237	47,557
Long-term investments	273,861	261,086
Deferred tax assets	43,982	46,917
Goodwill	231,892	231,892
Other assets, net	23,440	25,654

Total assets	$1,017,588	$939,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,386	$13,092
Accrued liabilities	43,080	48,051
Deferred revenue	142,699	125,678

Total current liabilities	202,165	186,821

Other long-term liabilities	13,838	14,822
Deferred revenue, long-term	27,173	19,321

Total long-term liabilities	41,011	34,143

Commitments and contingencies (Note 6)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 78,515 and 79,094 shares issued and outstanding	467,391	477,299
Accumulated other comprehensive loss	(3,200)	(6,076)
Retained earnings	310,221	247,036

Total shareholders’ equity	774,412	718,259

Total liabilities and shareholders’ equity	$1,017,588	$939,223

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues
Products	$95,619	$114,786	$297,649	$337,139
Services	62,612	50,799	180,300	141,771

Total	158,231	165,585	477,949	478,910

Cost of net revenues
Products	21,955	26,158	70,915	75,816
Services	11,710	12,020	35,355	34,289

Total	33,665	38,178	106,270	110,105

Gross profit	124,566	127,407	371,679	368,805

Operating expenses
Sales and marketing	55,427	60,483	166,798	176,714
Research and development	25,070	26,277	78,149	77,027
General and administrative	12,764	13,459	40,624	41,369
Restructuring charges	—	—	4,329	—

Total	93,261	100,219	289,900	295,110

Income from operations	31,305	27,188	81,779	73,695
Other income, net	3,027	3,716	8,042	15,437

Income before income taxes	34,332	30,904	89,821	89,132
Provision for income taxes	11,556	11,770	26,636	34,502

Net income	$22,776	$19,134	$63,185	$54,630

Net income per share — basic	$0.29	$0.24	$0.80	$0.66

Weighted average shares — basic	78,603	81,096	78,958	83,218

Net income per share — diluted	$0.29	$0.23	$0.79	$0.65

Weighted average shares — diluted	79,612	81,951	80,014	84,308

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	Nine Months Ended June 30, 2009
			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Gain(Loss)	Earnings	Equity
Balance, September 30, 2008	79,094	$477,299	$(6,076)	$247,036	$718,259
Exercise of employee stock options	328	3,860	—	—	3,860
Issuance of stock under employee stock purchase plan	561	11,574	—	—	11,574
Issuance of restricted stock	1,210	—	—	—	—
Repurchase of common stock	(2,678)	(63,311)	—	—	(63,311)
Tax loss from employee stock transactions	—	(2,758)	—	—	(2,758)
Stock-based compensation	—	40,727	—	—	40,727
Comprehensive income:
Net income	—	—	—	63,185	—
Foreign currency translation adjustment	—	—	(64)	—	—
Unrealized gain on securities, net of tax	—	—	2,940	—	—

Comprehensive income	—	—	—	—	66,061

Balance, June 30, 2009	78,515	$467,391	$(3,200)	$310,221	$774,412

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended
	June 30,
	2009	2008
Operating activities
Net income	$63,185	$54,630
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of assets and investments	20	18
Stock-based compensation	40,727	45,820
Provisions for doubtful accounts and sales returns	2,552	1,887
Depreciation and amortization	20,432	17,362
Deferred income taxes	1,352	478
Gain on auction rate securities put option	(3,788)	—
Loss on trading auction rate securities	3,788	—
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	2,869	(8,083)
Inventories	(3,442)	1,009
Other current assets	(6,201)	(5,595)
Other assets	(512)	(1,673)
Accounts payable and accrued liabilities	(2,490)	(9,554)
Deferred revenue	24,873	38,448

Net cash provided by operating activities	143,365	134,747

Investing activities
Purchases of investments	(329,694)	(421,697)
Maturities of investments	256,091	500,672
Investment of restricted cash	5	—
Acquisition of intangible assets	(706)	—
Acquisition of businesses, net of cash acquired	—	(995)
Purchases of property and equipment	(8,232)	(23,201)

Net cash (used in) provided by investing activities	(82,536)	54,779

Financing activities
Tax expense from nonqualified stock options	(2,758)	(664)
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	15,326	17,075
Repurchase of common stock	(63,311)	(150,000)

Net cash used in financing activities	(50,743)	(133,589)

Net increase in cash and cash equivalents	10,086	55,937
Effect of exchange rate changes on cash and cash equivalents	(100)	(1,049)
Cash and cash equivalents, beginning of period	78,303	54,296

Cash and cash equivalents, end of period	$88,289	$109,184

Supplemental disclosure of non-cash financing activities:
Unrealized loss on investments	$3,709	$4,223

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
     The Company sells products through distributors, resellers and directly to end users. The Company recognizes product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant performance obligations remain. In certain regions where the Company does not have the ability to reasonably estimate returns, the Company defers revenue on sales to its distributors until they have been notified that the distributor has sold the product. Payment terms to domestic customers are generally net 30 days to net 45 days. Payment terms to international customers range from net 30 days to net 90 days based on normal and customary trade practices in the individual markets. The Company may offer extended payment terms to certain customers, in which case, revenue is recognized when payments are due.
     Whenever product, training and post-contract customer support (“PCS”) elements are combined into a package with a single “bundled” price, a portion of the sales price is allocated to each element of the bundled package based on their respective fair values as determined when the individual elements are sold separately. The Company determines fair value based on the type of customer and region in which the package is sold. When fair value of all elements sold within a specific region to a certain customer type cannot be established, the Company recognizes revenue on the “residual method” permitted under SOP 98-9 based on the fair value of undelivered elements. Revenues from the sale of products are recognized when the product has been shipped and the customer is obligated to pay for the product. When rights of return are present and the Company cannot estimate returns, it recognizes revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes a limited period of telephone support updates, repair or replacement of any failed product or component that fails during the term of the agreement, bug fixes and rights to upgrades, when and if available.

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
     The Company performs its annual goodwill impairment test in accordance with SFAS No. 142 during the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. For purposes of the annual impairment test, the Company considers its market capitalization on the date of the impairment test since it has only one reporting unit. In March 2009, the Company completed its annual impairment test and concluded that there was no impairment of goodwill. Additionally, as a result of the current economic environment, the Company considered potential impairment indicators at June 30, 2009 and noted no impairment.
Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“FAS 123R”), using the straight-line attribution method for recognizing compensation expense. The Company recognized $12.6 million and $14.8 million of stock-based compensation expense for the three months ended June 30, 2009 and 2008, respectively, and $40.7 million and $45.8 million for the nine months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, there was $42.2 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
     The Company issues incentive awards to its employees through stock-based compensation consisting of stock options and restricted stock units (“RSUs”). On August 3, 2009, the Company awarded approximately 1.7 million RSUs to employees and executive officers pursuant to the Company’s annual equity awards program. The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. Alternatively, in determining the fair value of stock options, the Company uses the Black-Scholes option pricing model that employs the following key assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Expected volatility is based on the annualized daily historical volatility of the Company’s stock price commensurate with the expected life of the option. Expected term of the option is based on an evaluation of the historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years. The Company’s stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.
     FAS 123R also requires the Company to recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The Company’s estimated forfeiture rate in the third quarter of fiscal 2009 is 3.2% for grants awarded to the

Company’s executive officers and Board of Directors, and 11.3% for grants awarded to all other employees. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
     Compensation cost recognized for the three and nine month periods ended June 30, 2009 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and (b) compensation cost for all share-based payments granted or modified subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.
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
     The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment. Performance conditions for these awards were not met in the third fiscal quarter of 2009 and as such, no compensation cost was incurred.
Common Stock Repurchase
     On October 22, 2008, the Company announced that its Board of Directors approved a new program to repurchase up to an additional $200 million of the Company’s outstanding common stock. Acquisitions for the share repurchase program will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The program may be discontinued at any time. As of August 5, 2009, the Company had repurchased and retired 2,869,326 shares at an average price of $24.42 per share in fiscal 2009.
Earnings Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator
Net income	$22,776	$19,134	$63,185	$54,630

Denominator
Weighted average shares outstanding — basic	78,603	81,096	78,958	83,218
Dilutive effect of common shares from stock options and restricted stock units	1,009	855	1,056	1,090

Weighted average shares outstanding — diluted	79,612	81,951	80,014	84,308

Basic net income per share	$0.29	$0.24	$0.80	$0.66

Diluted net income per share	$0.29	$0.23	$0.79	$0.65

     Approximately 0.3 million and 0.7 million of common shares potentially issuable from stock options for the three months ended June 30, 2009 and 2008, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period. Approximately 0.5 million and 0.6 million of common shares potentially issuable from stock options for the nine months ended June 30, 2009 and 2008, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common stock for the respective period.
Comprehensive Income
     Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains (losses) on securities and foreign currency translation adjustments are included in accumulated other comprehensive loss. Comprehensive income and its components were as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net Income	$22,776	$19,134	$63,185	$54,630
Unrealized gain (loss) on securities, net of tax	372	(2,156)	2,940	(3,888)
Foreign currency translation adjustment	300	(177)	(64)	(1,065)

Total comprehensive income	$23,448	$16,801	$66,061	$49,677

Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for the Company’s fiscal years beginning October 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial position, results of operations or cash flows.
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

     In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The Company adopted FSP 157-4 in the third quarter of fiscal year 2009. The adoption of FSP 157-4 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In April 2009, the FASB issued Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (“FSP 115-2/124-2”). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. The Company adopted FSP 115-2/124-2 in the third quarter of fiscal year 2009. The adoption of FSP 115-2/124-2 did not impact the Company as there have been no credit losses or other-than-temporary impairment losses on the Company’s available-for-sale securities in prior periods.
     In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. The Company adopted FSP 107-1/APB 28-1 in the third quarter of fiscal year 2009. The adoption of FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted SFAS 165 in the third quarter of fiscal year 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
2. Restructuring Charges
     In January 2009, the Company initiated a restructuring plan to reduce its operating expenses which included the consolidation of facilities, accelerated depreciation on tenant improvements and a reduction in workforce in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). These initiatives are intended to conserve or generate cash in response to the uncertainties associated with the recent deterioration in the global economy. As a result of these initiatives, the Company recorded a restructuring charge of $4.3 million in the second quarter of fiscal 2009. As of June 30, 2009, there was $0.8 million in accrued expenses that will offset futures lease payments through September 2012.
     During the six months ended June 30, 2009, the following activity was recorded (in thousands):

	Closure/	Employee
	Consolidation	Severance, Benefits
	of Facilities	and Related Costs	Total
Accrued expenses, January 1, 2009	$—	$—	$—
Restructuring charges	2.2	2.1	4.3
Cash payments	(0.6)	(2.1)	(2.7)
Non-cash charges	(0.8)	—	(0.8)

Accrued expenses, June 30, 2009	$0.8	$—	$0.8

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
     The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2009, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Securities	Observable Inputs	Unobservable Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2009
Cash equivalents	$12,951	$—	$—	$12,951
Short-term investments
Available for sale securities	—	175,780	—	175,780
Long-term investments
Available for sale securities	—	232,315	—	232,315
Available for sale securities — auction rate securities	—	—	15,601	15,601
Trading securities — auction rate securities	—	—	25,945	25,945
Put option (Note 4)	—	—	1,605	1,605

Total	$12,951	$408,095	$43,151	$464,197

     Due to the auction failures of the Company’s auction rate securities (“ARS”) that began in the second quarter of fiscal 2008, there are still no quoted prices in active markets for identical assets as of June 30, 2009. Therefore, the Company has classified its ARS as level 3 financial assets. The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

	Significant	Significant
	Unobservable Inputs	Unobservable Inputs
	(Level 3) (1)	(Level 3) (2)
Balance, beginning of period	$42,740	$53,350
Total losses realized or unrealized:
Included in earnings	(389)	(1,605)
Included in other comprehensive income	411	(3,399)
Recognition of put option to earnings	389	1,605
Purchases, issuances and settlements	—	(6,800)
Transfers into and/or out of level 3	—	—

Balance, June 30, 2009	$43,151	$43,151

Total losses for the period included in earnings (other income, net) or change in net assets attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009	$(389)	$(1,605)

(1)	Beginning balance represents the fair value of the Company’s investments in ARS as of March 31, 2009

(2)	Beginning balance represents the fair value (par value) of the Company’s investments in ARS as of February 1, 2008 prior to auction failures
     Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain ARS for which there was a decrease in the observation of market pricing. At June 30, 2009, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at June 30, 2009.
4. Short-Term and Long-Term Investments
     Short-term investments consist of the following (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2009
Certificates of deposit	$3,120	$—	$(11)	$3,109
Corporate bonds and notes	31,855	36	(146)	31,745
Municipal bonds and notes	95,990	1,041	—	97,031
U.S. government securities	43,672	226	(3)	43,895

	$174,637	$1,303	$(160)	$175,780

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2008
Corporate bonds and notes	$3,033	$—	$(69)	$2,964
Municipal bonds and notes	40,587	138	(30)	40,695
U.S. government securities	68,301	38	(115)	68,224

	$111,921	$176	$(214)	$111,883

     Long-term investments consist of the following (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2009
Corporate bonds and notes	$29,024	$175	$(53)	$29,146
Municipal bonds and notes	83,574	689	(35)	84,228
Auction rate securities	44,945	—	(3,399)	41,546
U.S. government securities	118,499	504	(62)	118,941

	$276,042	$1,368	$(3,549)	$273,861

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2008
Corporate bonds and notes	$12,815	$—	$(456)	$12,359
Municipal bonds and notes	100,154	57	(361)	99,850
Auction rate securities	52,250	—	(4,728)	47,522
U.S. government securities	101,534	111	(290)	101,355

	$266,753	$168	$(5,835)	$261,086

     The cost or amortized cost and fair value of fixed maturities at June 30, 2009, by contractual years-to-maturity, are presented below (in thousands):

	Cost or
	Amortized
	Cost	Fair Value
One year or less	$174,637	$175,780
Over one year through five years	276,042	273,861

	$450,679	$449,641

     The cost or amortized cost values of the Company’s ARS include $19.0 million of available-for-sale securities and $25.9 million of trading investment securities as of June 30, 2009 and $52.3 million of available-for-sale securities and no trading investment securities as of September 30, 2008.
     The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2009 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2009
Certificates of deposit	$3,109	$11	$—	$—	$3,109	$11
Corporate bonds and notes	30,120	199	—	—	30,120	199
Municipal bonds and notes	23,153	35	—	—	23,153	35
Auction rate securities	—	—	15,601	3,399	15,601	3,399
U.S. government securities	43,174	65	—	—	43,174	65

Total	$99,556	$310	$15,601	$3,399	$115,157	$3,709

     The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for the first nine months of fiscal 2009 were primarily caused by reductions in the values of the ARS due to the illiquid markets and were partially offset by unrealized gains related to interest rate decreases.
     ARS are variable-rate debt securities. The Company limits its investments in ARS to securities that carry an AAA/A- (or equivalent) rating from recognized rating agencies and limits the amount of credit exposure to any one issuer. At the time of the Company’s initial investment and at the date of this report, all ARS were in compliance with the Company’s investment policy. In the past, the auction process allowed investors to obtain immediate liquidity if so desired by selling the securities at their face amounts. Liquidity for these securities has historically been provided by an auction process that resets interest rates on these investments on average every 7-35 days. However, as has been reported in the financial press, the disruptions in the credit markets adversely affected the auction market for these types of securities.
     Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS the Company held because sell orders exceeded buy orders. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside the auction process. The Company believes that the appropriate presentation of these securities is long-term investments as reflected in the Company’s consolidated balance sheet at June 30, 2009, as the Company does not believe it will be able to liquidate these securities in the next twelve months.
     In October 2008, the Company entered into an agreement (“the Agreement”) with UBS whereby UBS would purchase eligible ARS it sold to the Company prior to February 13, 2008. Under the terms of the Agreement, and at the Company’s discretion, UBS will purchase eligible ARS from the Company at par value (“Put Option”) during the period of June 30, 2010 through July 2, 2012. The Company expects to sell its eligible ARS under the Agreement. However, if the Company does not exercise its rights to sell its eligible ARS under the Agreement before July 2, 2012 this Put Option will expire and UBS will have no further rights or obligations to buy the Company’s ARS. So long as the Company holds its ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. The Company elected to measure the Put Option under the fair value option of SFAS No. 159, and recorded a benefit of approximately $1.6 million pre-tax for the nine months ended June 30, 2009 and recorded a corresponding long term investment. The Company transferred these ARS from available-for-sale to trading investment securities. As a result of accepting the Put Option and reclassifying the ARS from available-for-sale to trading investment securities, the Company recognized an other-than-temporary impairment loss of approximately $1.6 million pre-tax as of June 30, 2009, reflecting a reversal of the related unrealized loss that was previously recorded in other comprehensive loss. The recording of the fair value of the Put Option and the recognition of the other-than-temporary impairment loss resulted in no impact to the consolidated income statement for the nine months ended June 30, 2009.
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
     Inventories consist of the following (in thousands):

	June 30,	September 30,
	2009	2008
Finished goods	$9,574	$6,391
Raw materials	4,016	3,757

	$13,590	$10,148

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
     The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of June 30, 2009 and June 30, 2008 were not material.
Purchase Commitments
     The Company currently has arrangements with contract manufacturers and other suppliers for the manufacturing of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on their behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless they give notice of order cancellation in advance of applicable lead times. As of June 30, 2009, the Company was committed to purchase approximately $12.7 million of such inventory during the next quarter.
Legal Proceedings
     Derivative Suits. Beginning on or about May 24, 2006, several derivative actions were filed against certain of the Company’s current and former directors and officers. These derivative lawsuits were filed in: (1) the Superior Court of King County, Washington, as In re F5 Networks, Inc. State Court Derivative Litigation (Case No. 06-2-17195-1 SEA), which consolidates Adams v. Amdahl, et al. (Case No. 06-2-17195-1 SEA), Wright v. Amdahl, et al. (Case No. 06-2-19159-5 SEA), and Sommer v. McAdam, et al. (Case No. 06-2-26248-4 SEA) (the “State Court Derivative Litigation”); and (2) in the U.S. District Court for the Western District of Washington, as In re F5 Networks, Inc. Derivative Litigation, Master File No. C06-0794RSL, which consolidates Hutton v. McAdam, et al. (Case No. 06-794RSL), Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust v. McAdam et al. (Case No. C06-1057RSL), and Easton v. McAdam et al. (Case No. C06-1145RSL) (the “Federal

     Court Derivative Litigation”). On August 2, 2007, another derivative lawsuit, Barone v. McAdam et al. (Case No. C07-1200P) was filed in the U.S. District Court for the Western District of Washington. The Barone lawsuit was designated a related case to the Federal Court Derivative Litigation on September 4, 2007. The complaints generally allege that certain of the Company’s current and former directors and officers, including, in general, each of the Company’s current outside directors (other than Deborah L. Bevier and Scott Thompson who joined the Board of Directors in July 2006 and January 2008, respectively) breached their fiduciary duties to the Company by engaging in alleged wrongful conduct concerning the manipulation of certain stock option grant dates. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The Company’s combined motion to consolidate and stay the State Court Derivative Litigation was granted in a court order dated April 3, 2007. The Company’s motion to dismiss the consolidated federal derivative actions based on plaintiffs’ failure to make demand on the Company’s Board of Directors prior to filing suit was granted in a court order dated August 6, 2007 with leave to amend the allegations in plaintiffs’ complaint. Plaintiffs filed an amended consolidated federal derivative action complaint on September 14, 2007. The Company filed a motion to dismiss the amended complaint based on plaintiff’s failure to make demand on the Company’s Board of Directors prior to filing suit. On July 3, 2008, before ruling on the Company’s pending dismissal motion, the federal court entered an order certifying certain issues of Washington state law to the Washington Supreme Court for resolution. The hearing in the Washington Supreme Court was held on March 24, 2009. On May 21, 2009, the Washington Supreme Court issued its opinion on the certified issues submitted by the federal court. The Company’s dismissal motion remains pending before the federal court and the Company intends to continue to vigorously pursue dismissal of the derivative actions.
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
7. Income Taxes
     The effective tax rate was 33.7% and 38.1% for the three months ended June 30, 2009 and 2008, respectively, and 29.7% and 38.7% for the nine months ended June 30, 2009 and 2008, respectively. Our effective tax rates for the aforementioned periods in fiscal 2009 are lower than the respective periods in fiscal 2008 due to the reinstatement of the federal research and development tax credit, the deduction for tax purposes of compensation related to equity awards in a major foreign tax jurisdiction, and “true-up” items between our fiscal year 2008 provision and actual amounts used when filing our fiscal year 2008 income tax returns during fiscal 2009.
     During the three months ended June 30, 2009, the Company increased its liability for unrecognized tax benefits by $734,000, which is an increase to the Company’s uncertain tax positions as disclosed in Note 5 of the 2008 Annual Report and on Form 10-K. At June 30, 2009 the Company has classified approximately $4.6 million of unrecognized tax liabilities as a non-current liability.
     Due to an ongoing audit by the Internal Revenue Service it is reasonably possible that the reserves may change within the next 12 months.
     The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. At the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), the Company had not accrued any interest or penalties on unrecognized tax benefits. In the three months ended June 30, 2009, the Company accrued an immaterial amount of interest expense related to its liability for unrecognized tax benefits under FIN 48. All unrecognized tax benefits, if recognized, would affect the effective tax rate.

     The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2005 and is currently under examination by the Internal Revenue Service for the fiscal year ending September 30, 2007. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Australia and Germany. Periods open for review by local taxing authorities are fiscal years 2006, 2003, 2004 and 2003 for the United Kingdom, Japan, Australia and Germany, respectively. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years ended 2005 and 2006 tax returns filed in various states and the fiscal year ended 2006 federal income tax return.
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
     The following presents revenues by geographic region (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Americas	$88,327	$96,325	$262,316	$270,974
EMEA	36,035	35,566	112,099	104,672
Japan	12,728	12,143	41,233	44,839
Asia Pacific	21,141	21,551	62,301	58,425

	$158,231	$165,585	$477,949	$478,910

     Net revenues from international customers are primarily denominated in U.S. dollars and totaled $69.9 million and $69.3 million for the three months ended June 30, 2009 and 2008, respectively, and $215.6 million and $207.9 million for the nine months ended June 30, 2009 and 2008, respectively. One worldwide distributor accounted for 15.2% and 16.0% of total net revenue for the three and nine month periods ended June 30, 2009. Two worldwide distributors accounted for 25.0% and 24.0% of total net revenue for the three and nine month periods ended June 30, 2008, respectively.
9. Subsequent Events
     The Company has performed an evaluation of subsequent events through August 7, 2009, which is the date the financial statements were issued.
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

Overview
     We are a global provider of appliances consisting of software and hardware and services that help companies efficiently and securely manage the delivery, optimization and security of application and data traffic on Internet-based networks, and to optimize the performance and utilization of data storage infrastructure and other network resources. We market and sell our products primarily through multiple indirect sales channels in the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan (Japan); and the Asia Pacific region (APAC). Enterprise customers (Fortune 1000 or Business Week Global 1000 companies) in technology, telecommunications, financial services, transportation, and manufacturing industries, along with government customers, continue to make up the largest percentage of our customer base.
     Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:
•	Revenues. The majority of our revenues are derived from sales of our Application Delivery Networking (“ADN”) products; BIG-IP Local Traffic Manager, BIG-IP Global Traffic Manager, BIG-IP ISP Traffic Manager, TrafficShield Application Firewall, WANJet, and WebAccelerator; FirePass SSL VPN servers; and our ARX file virtualization products. We also derive revenues from the sales of services including annual maintenance contracts, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are key indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.
•	Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, amortization of developed technology and personnel and overhead expenses. Our margins have remained relatively stable over the past two years. However, factors such as sales price, product mix, inventory obsolescence, returns, component price increases and warranty costs could significantly impact our gross margins from quarter to quarter and represent significant indicators we monitor on a regular basis.
•	Operating expenses. Operating expenses are substantially driven by personnel and related overhead expenses. Existing headcount and future hiring plans are the predominant factors in analyzing and forecasting future operating expense trends. Other significant operating expenses that we monitor include marketing and promotions, travel, professional fees, computer costs related to the development of new products, facilities and depreciation expenses.
•	Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first nine months of fiscal year 2009 was primarily due to net income from operations, with operating activities providing cash of $143.4 million. This increase was partially offset by $63.3 million of cash used to repurchase outstanding common stock under our stock repurchase program in the first three quarters of fiscal 2009. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for the first nine months of fiscal year 2009 were comprised primarily of information technology infrastructure and equipment to support the growth of our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.
•	Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health. Deferred revenues continued to increase due to the growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our day’s sales outstanding for the third quarter of fiscal year 2009 was 52. We expect to maintain this metric in the mid 50-day range going forward.
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

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands, except percentages)
Net Revenues
Products	$95,619	$114,786	$297,649	$337,139
Services	62,612	50,799	180,300	141,771

Total	$158,231	$165,585	$477,949	$478,910

Percentage of net revenues
Products	60.4%	69.3%	62.3%	70.4%
Services	39.6	30.7	37.7	29.6

Total	100.0%	100.0%	100.0%	100.0%

     Net revenues. Total net revenues decreased 4.4% for the three months ended June 30, 2009 from the same period in the prior year, and remained consistent with the nine months ended June 30, 2009 from the same period in the prior year. The decrease in overall revenue for the three months ended June 30, 2009 was primarily due to a reduction in the volume of product sales in response to the slowing economic environment, partially offset by an increase in service revenue as a result of our increased installed base of products. International revenues were 44.2% and 45.1% of total net revenues for the three and nine months ended June 30, 2009, respectively, compared to 41.8% and 43.4% for the same periods in the prior year, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
     Net product revenues decreased 16.7% and 11.7% for the three and nine months ended June 30, 2009, respectively, from the same periods in the prior year. The decrease in net product revenues for the three months ended June 30, 2009 was primarily due to a $17.1 million reduction in the volume of products sales of our ADN products from the same period in the prior year. The decrease in net product revenues for the nine months ended June 30, 2009 was primarily due to a $28.1 million reduction in the volume of sales of our ADN products and a $5.8 million reduction in the sales of our ARX file virtualization products, as compared to same period in the prior year. Sales of our ADN products represented 93.9% of product revenues for both the three and nine months ended June 30, 2009, compared to 93.1% and 91.3% for the same periods in the prior year, respectively.
     Net service revenues increased 23.3% and 27.2% for the three and nine months ended June 30, 2009, respectively, from the same periods in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.
     Avnet Technology Solutions, one of our worldwide distributors, accounted for 15.2% and 16.0% of our total net revenue for the three and nine months ended June 30, 2009, respectively. Avnet Technology Solutions and Ingram Micro Inc., two of our worldwide distributors, accounted for 14.2% and 10.8% of our total net revenue for the three months ended June 30, 2008, respectively. Avnet Technology Solutions and Ingram Micro Inc. accounted for 13.4% and 10.6% of our total net revenue for the nine months ended June 30, 2008, respectively. Avnet Technology Solutions accounted for 10.2% of our accounts receivable as of June 30, 2009. No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$21,955	$26,158	$70,915	$75,816
Services	11,710	12,020	35,355	34,289

Total	33,665	38,178	106,270	110,105

Gross profit	$124,566	$127,407	$371,679	$368,805
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	23.0%	22.8%	23.8%	22.5%
Services	18.7	23.7	19.6	24.2

Total	21.3	23.1	22.2	23.0

Gross profit	78.7%	76.9%	77.8%	77.0%

     Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues decreased 16.1% and 6.5% for the three and nine months ended June 30, 2009, respectively, as compared to the same periods in the prior year. The decrease in cost of net product revenues is primarily due to a reduction in the volume of product sales.
     Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and nine months ended June 30, 2009, cost of net service revenues as a percentage of net service revenues decreased to 18.7% and 19.6%, respectively, compared to 23.7% and 24.2% for the same periods in the prior year, respectively, primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of June 2009 remained consistent with the end of June 2008 at 316. In addition, cost of net service revenues includes stock-based compensation expense of $1.1 million and $3.4 million for the three and nine months ended June 30, 2009, respectively, compared to $1.0 million and $2.9 million for the same periods in the prior year, respectively.

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$55,427	$60,483	$166,798	$176,714
Research and development	25,070	26,277	78,149	77,027
General and administrative	12,764	13,459	40,624	41,369
Restructuring charges	—	—	4,329	—

Total	$93,261	$100,219	$289,900	$295,110

Operating expenses (as a percentage of net revenue)
Sales and marketing	35.0%	36.5%	34.9%	36.9%
Research and development	15.8	15.9	16.4	16.1
General and administrative	8.1	8.1	8.5	8.6
Restructuring charges	—	—	0.9	—

Total	58.9%	60.5%	60.7%	61.6%

     Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities and depreciation expenses. Sales and marketing expenses decreased 8.4% and 5.6% for the three and nine months ended June 30, 2009, respectively, from the comparable periods in the prior year. The decrease in sales and marketing expense was primarily due to cost reduction initiatives we implemented in response to the slowing economic environment and a $2.0 million decrease in commissions expense corresponding to the decrease in revenue for the three months ended June 30, 2009, compared to the same period in the prior year. Sales and marketing headcount at the end of June 2009 decreased to 676 from 709 at the end of June 2008. The decrease in headcount was primarily related to a reduction in workforce that took place in the second fiscal quarter as part of our restructuring program. Sales and marketing expense included stock-based compensation expense of $5.1 million and $16.5 million for the three and nine months ended June 30, 2009, respectively, compared to $5.8 million and $18.4 million for the same periods in the prior year.
     Research and development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses decreased 4.6% for the three months ended June 30, 2009 from the comparable period in the prior year and increased 1.5% for the nine months ended June 30, 2009 from the comparable period in the prior year. The increase in research and development expense for the first nine months of fiscal 2009 was primarily due to an increase of $1.7 million in personnel costs compared to the same period in the prior year. Research and development headcount at the end of June 2009 decreased to 429 from 453 at the end of June 2008. The decrease in headcount was primarily related to the reduction in workforce that took place in the second fiscal quarter of 2009. Research and development expense included stock-based compensation expense of $3.8 million and $12.2 million for the three and nine months ended June 30, 2009, compared to $4.1 million and $12.2 million for the same periods in the prior year. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
     General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses decreased 5.2% and 1.8% for the three and nine months ended June 30, 2009, respectively, from the comparable periods in the prior year. The decrease in general and administrative expenses for the three and nine months ended June 30, 2009 as compared to the same periods in the prior year was primarily due to a decrease in stock-based compensation expense of $1.4 million and $3.7 million, respectively. Stock-based compensation expense was $2.4 million and $8.3 million for the three and nine months ended June 30, 2009, compared to $3.8 million and $12.0 million for the same periods in the prior year. General and administrative headcount at the end of June 2009 decreased to 183 from 188 at the end of June 2008. The decrease in headcount was primarily related to a reduction in workforce that took place in the second fiscal quarter as part of our restructuring program.
     Restructuring. Beginning in the second quarter of fiscal 2009 we implemented a comprehensive restructuring program as part of an overall initiative to reduce certain operating expenses. Restructuring actions included the consolidation of facilities, accelerated depreciation on tenant improvements and a reduction in workforce. In the second quarter of fiscal 2009, we recorded restructuring expenses of $4.3 million, which included a $2.1 million charge for severance and related costs and a $2.2 million charge for the exit of certain offices worldwide. We had $0.8 million of accrued restructuring cost at June 30, 2009, which we expect to offset future rent expenses through September 2012.

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands, except percentages)
Other Income and Income Taxes
Income from operations	$31,305	$27,188	$81,779	$73,695
Other income, net	3,027	3,716	8,042	15,437

Income before income taxes	34,332	30,904	89,821	89,132
Provision for income taxes	11,556	11,770	26,636	34,502

Net income	$22,776	$19,134	$63,185	$54,630

Other income and income taxes (as percentage of revenue)
Income from operations	19.8%	16.4%	17.1%	15.4%
Other income, net	1.9	2.3	1.7	3.2

Income before income taxes	21.7	18.7	18.8	18.6
Provision for income taxes	7.3	7.1	5.6	7.2

Net income	14.4%	11.6%	13.2%	11.4%

     Other income, net. Other income, net, consists of interest income and foreign currency transaction gains and losses. Other income, net, decreased 18.5% and 47.9% for the three and nine months ended June 30, 2009, respectively, compared to the same periods in the prior year. The decrease in other income, net for the three months ended June 30, 2009 compared to the same period in the prior year was primarily due to decreased interest income of $1.4 million, partially offset by foreign currency transaction gains of $0.9 million. The decrease in other income, net for the nine months ended June 30, 2009 compared to the same period in the prior year was primarily due to decreased interest income of $6.2 million and decreased foreign currency transaction gains of $1.0 million. The decrease in interest income for both periods was primarily due to a decline in interest rates in the first three quarters of 2009.
     Provision for Income taxes. We recorded a 33.7% provision for income taxes for the three month period ended June 30, 2009. As of June 30, 2009, we estimate our effective tax rate will be 31.2% for the fiscal year ended September 30, 2009. At June 30, 2009, we did not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that these assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at June 30, 2009 and June 30, 2008 were $49.8 million and $44.5 million, respectively. Our worldwide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in the various geographic locations in which we operate, changes in the valuation of our net deferred tax assets, resolution of potential exposures, tax positions taken on tax returns filed in the various geographic locations in which we operate, and the introduction of new accounting standards or changes in tax laws or interpretations thereof in the various geographic locations in which we operate. In addition, on May 4, 2009 U.S. President Barack Obama proposed significant changes to the U.S. international tax laws that would limit U.S. deductions for expenses related to un-repatriated foreign-source income and modify the U.S. foreign tax credit and “check-the-box” rules. We cannot determine whether these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If the U.S. tax laws change in a manner that increases our tax obligation, our results could suffer.
     We have recorded liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense.
Liquidity and Capital Resources
     Cash and cash equivalents, short-term investments and long-term investments totaled $537.9 million as of June 30, 2009 compared to $451.3 million as of September 30, 2008, representing an increase of $86.6 million. The increase was primarily due to cash provided by operating activities of $143.4 million for the nine months ended June 30, 2009 compared to $134.7 million for the same period in the prior year, which was partially offset by $63.3 million of additional cash required for the repurchase of outstanding common stock under our stock repurchase program. The increase in cash flow from operations for the first nine months of fiscal year 2009 resulted from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, excluding auction rate securities (“ARS”), together with cash generated from operations should be sufficient to meet our operating requirements for the foreseeable future.
     At June 30, 2009, we held $46.6 million (par value) of long-term investments comprised of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. We limit our investments in ARS to securities that carry a AAA/A- (or equivalent) rating from recognized rating agencies and limit the amount of credit exposure to any one issuer. At the time of initial investment and at the date of this Quarterly Report on Form 10-Q, all of our ARS were in compliance with our investment policy.
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
     We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Through June 30, 2009, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities. However, due to recent changes and uncertainty in the ARS market, we believe these investments may remain illiquid for longer than twelve months and as a result, we have classified these investments as long-term as of June 30, 2009.
     In October 2008, we entered into an agreement (“the Agreement”) with UBS whereby UBS would purchase eligible ARS it sold to us prior to February 13, 2008. Under the terms of the Agreement, and at our discretion, UBS will purchase eligible ARS from us at par value (“Put Option”) during the period of June 30, 2010 through July 2, 2012. We expect to sell our eligible ARS under the Agreement. However, if we do not exercise our rights to sell our eligible ARS under the Agreement before July 2, 2012 the Put Option will expire and UBS will have no further rights or obligations to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. We elected to measure the Put Option under the fair value option of SFAS No. 159, and recorded a benefit of approximately $1.6 million pre-tax for the nine months ended June 30, 2009, and recorded a corresponding long term investment. We transferred these ARS from available-for-sale to trading investment securities. As a result of accepting the Put Option and reclassifying the ARS from available-for-sale to trading investment securities, we recognized an other-than-temporary impairment loss of approximately $1.6 million pre-tax as of June 30, 2009, reflecting a reversal of the related unrealized loss that was previously recorded in other comprehensive loss. The recording of the fair value of the Put Option and the recognition of the other-than-temporary impairment loss resulted in no impact to the consolidated income statement for the nine months ended June 30, 2009.

     Cash used in investing activities was $82.5 million for the nine months ended June 30, 2009 compared to cash provided by investing activities of $54.8 million for the same period in the prior year. Investing activities include purchases and maturities of available-for-sale securities, capital expenditures and changes in restricted cash requirements. The amount of cash used in investing activities for the first nine months of fiscal year 2009 was primarily due to the purchase of investments and capital expenditures related to maintaining our operations worldwide partially offset by the maturity of investments.
     Cash used in financing activities for the nine months ended June 30, 2009 was $50.7 million compared to $133.6 million for the same period in the prior year. Our financing activities for the nine months ended June 30, 2009 consisted primarily of cash required for the repurchase of outstanding common stock under our stock repurchase program of $63.3 million, partially offset by cash received from the exercise of employee stock options and warrants of $15.3 million.
Obligations and Commitments
     As of June 30, 2009, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2018. There have been no material changes in our principal lease commitments compared to those discussed in the Form 10-K. In connection with the lease agreement for our corporate headquarters, we established a restricted escrow account collateralized by a certificate of deposit that has been included on our balance sheet as a component of restricted cash. The total amount required in escrow reduces at various dates as set forth by the lease agreement. The amount required in escrow at June 30, 2009 was $2.4 million as set forth by the lease agreement.
     We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of June 30, 2009, we were committed to purchase approximately $12.7 million of such inventory during the next quarter.
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
Our success depends on sales and continued innovation of our Application Delivery Networking product lines
     For the fiscal year ended September 30, 2008 and the three months ended June 30, 2009, we derived approximately 92.0% and 93.9%, respectively, of our net product revenues, or approximately 64.1% and 56.7%, respectively, of our total net revenues, from sales of our Application Delivery Networking (“ADN”) product lines. We continue to expect to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability and performance problems of our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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
We may not be able to sustain or develop new distribution relationships and a reduction or delay in sales to significant distribution partners could hurt our business
     We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two worldwide distributors of our products together accounted for 24.5% and 24.8% of our total net revenue for the fiscal years 2008 and 2007, respectively. One worldwide distributor of our products accounted for 15.2% of our total net revenue for the three months ended June 30, 2009. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
Our investments in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments
     At June 30, 2009, the fair value of our AAA/A- (or equivalent) rated municipal auction rate securities (“ARS”) was approximately $41.5 million. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS we held because sell orders exceeded buy orders. We may not be able to liquidate these investments and realize their full carrying value unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. While we do not believe the decline in the carrying values of these municipal ARS is permanent, if the issuers of these securities are unable to successfully close future auctions and their credit ratings are lowered, we may be required to record future impairment charges related to these investments, which would harm our results of operations. We believe these investments may remain illiquid for longer than twelve months and as a result, we have classified these investments as long-term as of June 30, 2009.
Our operating results are exposed to risks associated with international commerce
     As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to recessionary economic cycles or protracted slowdowns in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements and natural disasters. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. International sales represented 42.5% and 41.6% of our net revenues for the fiscal years ended September 30, 2008 and 2007, respectively, and 44.2% for the three months ended June 30, 2009. In particular, in fiscal year 2008, we derived 9.0% of our total revenue from the Japanese market. This revenue is dependent on a number of factors outside our control, including the viability and success of our resellers and the strength of the Japanese economy.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At June 30, 2009, the fair value of our AAA/A- (or equivalent) rated municipal ARS was approximately $41.5 million. ARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7, 28 or 35 days. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, we exercise the Put Option with UBS, or the security matures. The underlying assets of the municipal ARS we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal ARS will have a material impact on our overall ability to meet our liquidity needs. We have the intent and ability to hold these securities until liquidation. These securities have been classified as long-term at June 30, 2009 based on the fact that we believe it could take longer than twelve months to liquidate the positions.
     Management believes there have been no other material changes to our quantitative and qualitative disclosures about market risk during the nine month period ended June 30, 2009, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2008.
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
     Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On October 22, 2008, the Company announced that its Board of Directors approved a new program to repurchase up to an additional $200 million of the Company’s outstanding common stock. Acquisitions for the share repurchase program will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The program may be discontinued at any time. As of August 5, 2009, the Company had repurchased and retired 2,869,326 shares at an average price of $24.42 per share in fiscal 2009.
     Shares repurchased during the first three quarters of fiscal 2009 are as follows (in thousands, except per share data):

			Total Number of	Approximate Dollar
	Total Number		Shares Purchased	Value of Shares that
	of Shares	Average Price	per the Publicly	May Yet be Purchased
	Purchased (1)	Paid per Share	Announced Plan	Under the Plan
October 1, 2008 — October 31, 2008	—	$—	—	$200,000
November 1, 2008 — November 30, 2008	543,100	$22.87	543,100	$187,553
December 1, 2008 — December 31, 2008	329,920	$22.84	329,920	$180,000

January 1, 2009 — January 31, 2009	—	$—	—	$180,000
February 1, 2009 — February 28, 2009	636,895	$21.34	636,895	$166,377
March 1, 2009 — March 31, 2009	703,811	$19.58	703,811	$152,563

April 1, 2009 — April 30, 2009	—	$—	—	$152,563
May 1, 2009 — May 31, 2009	—	$—	—	$152,563
June 1, 2009 — June 30, 2009	463,900	$34.17	463,900	$136,689

July 1, 2009 — July 31, 2009	146,700	$35.51	146,700	$131,473
August 1, 2009 — August 5, 2009	45,000	$37.19	45,000	$129,797

(1)	These amounts include shares purchased as part of the publicly announced programs described in Part I of this report.

Item 6. Exhibits

Exhibit
Number		Exhibit Description
3.1	—	Second Amended and Restated Articles of Incorporation of the Registrant (1)

4.1	—	Specimen Common Stock Certificate (1)

10.24*	—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan as amended (with acceleration upon change of control) as revised July 2009

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of August, 2009.

F5 NETWORKS, INC.
By:	/s/ JOHN RODRIGUEZ
John Rodriguez
Senior Vice President, Chief Accounting Officer (principal financial officer)

EXHIBIT INDEX

Exhibit
Number		Exhibit Description
3.1	—	Second Amended and Restated Articles of Incorporation of the Registrant (1)

4.1	—	Specimen Common Stock Certificate (1)

10.24*	—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan as amended (with acceleration upon change of control) as revised July 2009

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.