Form 10-K
period 2009-09-30
F5 NETWORKS INC
filed 2009-11-20
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
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

(206) 272-5555
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, no par value

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, no par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 31, 2009, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $1,622,634,128 based on the closing sales price of the Registrant’s Common Stock on the NASDAQ Global Select Market on that date.

As of November 18, 2009, the number of shares of the Registrant’s common stock outstanding was 79,271,777.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of this Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the Registrant’s Definitive Proxy Statement for the Annual Shareholders Meeting for fiscal year 2009, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this Report relates.

F5 NETWORKS, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2009

Trademarks and Tradenames

F5, F5 Networks, F5 [DESIGN], F5 Management Pack, F5 WORLD, BIG-IP, Data Manager, VIPRION, WA, WAN Optimization Module, WOM, Application Security Manager, ASM, Local Traffic Manager, LTM, Global Traffic Manager, GTM, IBR, Link Controller, Enterprise Manager, Traffic Management Operating System, TMOS, WANJet, FirePass, WebAccelerator, TrafficShield, Secure Access Manager, SAM, iControl, TCP Express, Fast Application Proxy, 3-DNS, iRules, iRules on Demand, Packet Velocity, ZoneRunner, OneConnect, Ask F5, Intelligent Compression, Transparent Data Reduction, TDR, L7 Rate Shaping, LC, IPv6 Gateway, SSL Acceleration, Fast Cache, Intelligent Browser Referencing, Message Security Module, PSM, MSM, Netcelera, Protocol Security Module, The World Runs Better With F5, IT AGILITY. YOUR WAY., DEVCENTRAL, DEVCENTRAL (DESIGN), EM, IQUERY, Real Traffic Policy Builder, STRONGBOX, SYN Check, Acopia, Acopia Networks, Advanced Client Authentication, Advanced Routing and ARX are trademarks or service marks of F5 Networks, Inc., or its subsidiaries in the U.S. and other countries. Any other trademarks, service marks and/or trade names appearing in this document are the property of their respective owners.

Unless the context otherwise requires, in this Annual Report on Form 10-K, the terms “F5 Networks,” “the Company,” “we,” “us,” and “our” refer to F5 Networks, Inc. and its subsidiaries. Our fiscal year ends on September 30 and fiscal years are referred to by the calendar year in which they end. For example, “fiscal year 2009” and “fiscal 2009” refer to the fiscal year ended September 30, 2009.

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

General

F5 Networks is a leading provider of technology that optimizes the delivery of network-based applications and the security, performance and availability of servers, data storage devices and other network resources.

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

The core of our application delivery controllers and related products is our full-proxy Traffic Management Operating System (TMOS) that enables these products to inspect and modify traffic flows to and from servers at network speed and supports a broad array of functions that enhance the speed, performance and availability of applications. iRules, a scripting language based on TCL (Tool Command Language), is a unique feature of TMOS that enables customers and third parties to write customized rules to inspect and modify traffic. TMOS also supports a common software interface called iControl, which enables our products to communicate with one another and with third-party products, including custom and commercial enterprise applications. TMOS is designed to support the addition of new functionality as software modules and to exploit the performance-enhancing features of our purpose-built hardware platforms. Correspondingly, our hardware architecture integrates industry standard components with the unique features and characteristics of TMOS to deliver performance that is, we believe, demonstrably superior to competing products.

Just as our application delivery controllers make many servers look like one, ARX storage virtualization products sit in front of network attached storage (NAS), making multiple storage devices from different vendors look like a single device to the individual clients, servers and applications that use them. This frees users and storage administrators from the time-consuming task of mapping individual drives to specific clients and applications. In addition, ARX products simplify the migration of data between storage devices, the addition of new storage devices, and the distribution of data across tiers of storage that reflect the relative importance or immediacy of the data.

In connection with our products, we offer a broad range of services including consulting, training, installation, maintenance and other technical support services.

F5 Networks was incorporated on February 26, 1996 in the State of Washington. Our headquarters is in Seattle, Washington and our mailing address is 401 Elliott Avenue West, Seattle, Washington 98119. The telephone number at our executive offices is (206) 272-5555. We have subsidiaries or branch offices in Australia, France, Germany, Hong Kong, India, Israel, Italy, Japan, Netherlands, New Zealand, Northern Ireland, Russia, Singapore, South Korea, Spain, Taiwan, and the United Kingdom. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website, www.f5.com, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

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

Over the next several years, we believe these trends will accelerate as more organizations discover the benefits of IP-enabled applications. In addition, we believe the growth of Internet usage will continue to be driven by new applications, such as Web Services and Voice over IP, the growth of mobile and broadband Internet access and new usage and infrastructure models such as “cloud computing.”

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

Trend Toward Virtualization

From a broad perspective, the goal of IT organizations is to optimize the secure delivery of applications and data to users wherever they are and whenever they need them. To achieve this goal, organizations are embracing virtualization technologies that enable them to group or partition data center resources to meet user demand and reconfigure these virtual resources easily and quickly as demand changes. Server virtualization, which allows organizations to improve utilization of physical servers by partitioning them into multiple virtual servers, is well known and widely deployed. Application delivery controllers free up both physical and virtual server processing power by offloading common functions, such as encryption and compression from multiple physical or virtual servers, and dynamically manage the flow of traffic between users and both virtual and physical servers, making them look like a single resource to the user. Server virtualization puts additional pressure on storage resources by increasing the demand for storage capacity and the complexity of storing and retrieving files. Sitting in front of storage systems, file virtualization devices perform functions similar to application delivery controllers, presenting the appearance of a single resource to users and applications and dynamically managing the transfer of files between users, applications and multiple storage devices.

Application Delivery Networking

Internet traffic passing between client devices and servers is divided into discrete packets which travel by multiple routes to their destination where they are reassembled. The disassembly, routing, and reassembly of transmissions are relatively straightforward and require little intelligence. By contrast, application delivery networking — managing, inspecting, modifying, redirecting and securing application traffic going to and from servers — requires intelligent systems capable of performing a broad array of functions.

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

Full Proxy Architecture.  The core of our software technology is the Traffic Management Operating System (TMOS) introduced in September 2004. We believe TMOS is a major enhancement of our previous technology that enables our products to deliver functionality that is superior on many levels to any other application delivery networking product in the market. With TMOS, our products can inspect, modify and direct both inbound and outbound traffic flows across multiple packets. This ability to manage application traffic to and from servers adds value to applications that pass through our devices in ways that are not possible with other application delivery networking solutions. In April 2009, we introduced a major upgrade (Version 10.0) of TMOS that includes more than 130 new features, more than 90 application-ready solution templates, and a number of performance enhancements, all designed to leverage the advanced features and performance of our recently upgraded family of BIG-IP hardware platforms.

Modular Functionality.  In addition to its full proxy architecture, TMOS is specifically designed to facilitate the development and integration of application delivery networking functions as modules that can be added to BIG-IP’s core functionality to keep pace with rapidly evolving customer needs. Feature modules that are available as add ons to TMOS Version 10.0 include: Advanced Client Authentication, Advanced Routing, Fast Cache, Intelligent Compression, IPv6 Gateway, L7 Rate Shaping, Message Security Module, Protocol Security Module and SSL Acceleration. Product modules that are available as add ons include: Application Security Manager (ASM), Global Traffic Manager (GTM), Link Controller, and WebAccelerator.

Application Awareness.  The open architecture of TMOS includes an application programming interface (API) called iControl that allows our products to communicate with one another and with third-party software and devices. Through this unique feature, third- party applications and network devices can take an active role in shaping IP network traffic, directing traffic based on exact business requirements defined by our customers and solutions partners and tailored to specific applications. This “application awareness” capability is a key feature of our software-based products and further differentiates our solutions from those of our competitors.

Application-Specific Configurations.  Developed and tested in collaboration with our solutions partners, Application Ready Solutions are configurations designed to optimize BIG-IP deployments for specific applications such as those provided by Oracle, Microsoft, Siebel, and SAP, as well as generic applications delivered via HTTP. With TMOS Version 10.0, we introduced templates that reduce the time and effort necessary to configure BIG-IP for a specific application. The configuration created is optimal for BIG-IP devices and the specific application for which the template was created and can be further customized for the specific conditions of an organization’s unique infrastructure and environment. Like other configuration details of BIG-IP devices, these templates can easily be shared across multiple BIG-IP deployments.

Adaptive Intelligence.  The full-proxy capabilities of TMOS enable it to inspect or “read” the entire contents of a transmission across multiple packets and identify specific elements of that transmission, including items such as names, dates, and any type of number or label. By taking advantage of our unique scripting capability, based on Tool Command Language (TCL), customers can use those elements as variables to create iRules that modify the content and direct the flow of traffic in ways tailored to the dynamic needs of their applications. iRules is a unique feature of TMOS that gives our products flexibility we believe to be unmatched by competing products.

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

Data Solutions

F5’s data solutions products address many of the problems associated with managing today’s rapidly expanding file storage infrastructure. Our ARX product family of intelligent file virtualization devices represents a unique set of capabilities that optimize the performance and utilization of NAS systems.

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

Centralized Data Management.  Introduced in October 2008, Data Manager simplifies file virtualization deployments and helps organizations monitor multiple file storage resources through a centralized and extensible storage management platform. Data Manager can quickly identify areas within an organization’s file storage resources that could be improved by file virtualization and gives customers the tools to create a more efficient and cost-effective storage infrastructure.

Strategy

Our objective is to lead the industry in delivering the enabling architectures that integrate IP networks with applications and data. Our products provide strategic points of control in the IT infrastructure that allow business policies to be implemented where information is exchanged, enabling organizations to respond quickly to changing business needs, improve costly and time consuming business processes and develop new sources of revenue through highly differentiated offerings. Key components of our strategy include:

Offering a complete, integrated application delivery product suite.

Since the introduction of our TMOS architecture for application delivery networking, we have developed TMOS-based versions of our own legacy products, such as Global Traffic Manager (GTM) and Link Controller, and acquired technology, including Application Security Manager (ASM), WebAccelerator, and WANJet. ASM and WebAccelerator are currently available as software modules on our BIG-IP family of application delivery controllers, and features of WANJet have been integrated into TMOS Version 10.0. We believe this approach sharply differentiates our products from our competitors’ offerings and provides customers with an expanding array of integrated application delivery networking solutions that can be customized to meet their specific needs.

Investing in technology to meet evolving customer needs.

We continue to invest in research and development to provide our customers with comprehensive, integrated solutions. In application delivery networking, our product development efforts leverage the unique attributes of our software-based platforms to deliver new features and functions that address the complex, changing needs of our customers. Our ongoing investments in ARX are aimed at providing data solutions for the complex challenge of efficiently storing and managing the huge and growing volume of unstructured files created by network users and applications. Although the bulk of our investment in application delivery and file virtualization technologies is software development, concurrent development of tightly integrated, high-performance hardware is a key part of our investment strategy. To ensure performance and cost competitiveness, we incorporate commodity components in all of our hardware products.

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

To compete successfully against Cisco Systems, Inc. and other large competitors who have an established presence in our target accounts, we have developed strategic technology partnerships with enterprise software vendors, such as Microsoft, Oracle and SAP, who often have an established presence in those accounts. By taking advantage of our open application programming interface, called iControl, these vendors can equip their applications to control our products in the network, enhancing overall application performance. In return, they provide us significant leverage in the selling process by recommending our products to their customers. We have also worked closely with several of these vendors to develop configurations of our products, called application ready solutions, that are specifically tuned to simplify deployment and optimize the performance of their applications. With the release of TMOS Version 10.0 we made these solutions available as templates which allow quick and easy configuration of our products for specific applications. We plan to continue building on our existing relationships and to extend our competitive edge by developing new relationships with other strategic partners.

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

Enhancing our brand.

We believe F5 has achieved industry-wide recognition as the leading provider of application delivery networking products that optimize the security, performance and availability of network applications, servers and storage systems. We plan to continue investing in programs to promote the F5 brand and make it synonymous with superior technology, high quality customer service, trusted advice and definitive business value.

Products

Our core technology is hardware and software for application delivery networking, including application security, secure remote access, WAN optimization and file virtualization.

All of our products are systems that integrate our software with purpose-built hardware that incorporates commodity components. Our BIG-IP product family, which represents the bulk of our sales, supports a growing number of features and functions as software modules — including GTM (Global Traffic Manager), Link Controller, ASM (Application Security Manager) and WebAccelerator. We also sell ASM, FirePass, WANJet and WebAccelerator as separate, stand-alone appliances.

BIG-IP

Products in our family of BIG-IP application delivery controllers all run TMOS and differ primarily in the hardware configurations that make up each system. During the past 18 months, we replaced our entire BIG-IP family of hardware platforms with new platforms designed to exploit the advanced features, functionality and performance of TMOS Version 10.0. Current platforms include BIG-IP 1600, BIG-IP 3600, BIG-IP 3900, BIG-IP 6900, BIG-IP 8900, and VIPRION, our chassis-based application delivery controller. In addition to local area traffic management, which is standard on every system, BIG-IP supports a growing number of add-on software products and features. Software products currently available for BIG-IP platforms include GTM, Link Controller, ASM, and WebAccelerator. Software add ons for TMOS include: Advanced Client Authentication, Advanced Routing, Fast Cache, Intelligent Compression, IPv6 Gateway, L7 Rate Shaping, Message Security Module, Protocol Security Module and SSL Acceleration.

VIPRION

Introduced in January 2008, VIPRION is our chassis-based application delivery controller that scales from one to four blades, each equipped with two dual-core processors and equivalent in performance to a BIG-IP 8900. Using clustered multiprocessing, custom disaggregation ASICs and advanced software, VIPRION allows customers to add or remove blades without disrupting traffic and distributes traffic across all available processors, effectively creating a single virtual processor. VIPRION helps customers simplify their networks by offloading servers and consolidating devices, saving management costs as well as power, space, and cooling in the datacenter and by reducing the number of application delivery controllers they need to deliver even the most demanding applications. By offloading computationally intense processes, VIPRION can also significantly reduce the number of application servers needed.

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

Application Security Manager (ASM)

Application Security Manager is a Web application firewall that provides comprehensive, proactive, application-layer protection against both generalized and targeted attacks. Available as a software module on BIG-IP LTM, ASM employs a positive security model (‘deny all unless allowed’) combined with signature-based detection. As a result, ASM can prevent “day-zero” attacks in addition to known security threats. ASM is also available as a module or a stand-alone hardware platform.

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

TMOS Version 10.0 incorporates features of WANJet called iSessions that enable the rapid transfer of large amounts of data between data centers, dramatically reducing the time needed for remote backup, site replication and data recovery.

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

Currently, the ARX series includes four products. ARX 500 and ARX 1000 are stand-alone devices that can manage more than 120 million and 380 million files, respectively. In October 2008, we introduced ARX 4000, a fixed form-factor device supporting 10 gigabit Ethernet and capable of managing more than 2 billion files. Our high-end ARX 6000 is a chassis-based device with multiple blades that can manage more than 2 billion files.

Data Manager

Also introduced in October 2008, Data Manager is a software product that interfaces directly with most file storage devices, including ARX file virtualization platforms. Data Manager gathers valuable file storage statistics and provides graphical reporting and trending functions to give users visibility into their constantly changing data storage environments, helping them respond to business needs and better plan for future growth.

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

Product Development

We believe our future success depends on our ability to maintain technology leadership by continuing to improve our products and by developing new products to meet the changing needs of our customers. Our product development group employs a standard process for the development, documentation and quality control of software and systems that is designed to meet these goals. This process includes working with our business development and marketing teams, product managers, customers and partners to identify new or improved solutions that meet the evolving needs of our addressable markets.

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

During the fiscal years ended September 30, 2009, 2008 and 2007, we had research and product development expenses of $103.7 million, $103.4 million, and $69.0 million, respectively.

Customers

Our customers include a wide variety of enterprise customers and service providers among Fortune 1000 and Business Week Global 1000 companies, including those in technology, telecommunications, financial services, transportation, education, manufacturing and healthcare, along with government customers. In fiscal year 2009, international sales represented 44.7% of our net revenues. Refer to Note 12 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our revenues by geographic area.

Sales and Marketing

Sales

We sell our products and services to large enterprise customers and service providers through a variety of channels, including distributors, value-added resellers (“VARs”) and systems integrators. A substantial amount of our revenue for fiscal year 2009 was derived from these channel sales. Our sales teams work closely with our channel partners and also sell our products and services directly to a limited number of major accounts.

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

For fiscal year 2009, sales to one of our distributors, Avnet Technologies, represented 15.4% of our total revenues. Our agreement with this distributor is a standard, non-exclusive distribution agreement that renews automatically on an annual basis and can be terminated by either party with 30 days prior written notice. The agreement grants Avnet Technologies the right to distribute our products to resellers in North America and certain other territories internationally, with no minimum purchase requirements.

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

Another key component of our marketing strategy is to develop and expand our iControl partnerships. Working closely with our partners, we have developed solution sets called Application Ready Solutions that help ensure the successful deployment and delivery of their applications over the network. The result of methodical testing and research, these solutions have been integrated into TMOS Version 10.0 as templates that allow customers to configure our products quickly and easily to optimize the performance of specific applications from major software vendors such as Microsoft, Oracle and SAP.

To support the growing number of developers using our products, including network and application architects, we continue to promote and expand DevCentral, our on-line community website that provides technical resources to customers, prospects and partners wanting to extend and optimize F5 solutions using iRules. A key aspect of DevCentral is an on-line forum where developers as well as application and network architects discuss and share solutions they have written with iRules. At the end of fiscal 2009, DevCentral had more than 50,000 registered members.

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

Backlog

At the end of fiscal years 2009 and 2008, we had product backlog of approximately $35.5 million and $10.9 million, respectively. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers or product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be cancelled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.

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

Our customers typically purchase a one-year maintenance contract which entitles them to an array of services provided by our technical support team. Maintenance services provided under the contract include online updates, software error correction releases, hardware repair and replacement, and, in the majority of cases, round-the-clock call center support. Updates to our software are only available to customers with a current maintenance contract. Our technical support team also offers seminars and training classes for customers on the configuration and use of products, including local and wide area network system administration and management. In addition, we have a professional services team able to provide a full range of fee-based consulting services, including comprehensive network management, documentation and performance analysis, and capacity planning to assist in predicting future network requirements.

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

We outsource the majority of our manufacturing to Tier 1 Electronic Manufacturing Services providers. Flextronics manufactures our ADC product line and Sanmina-SCI manufacturers our ARX product line. The subcontracting activity at Flextronics and Sanmina-SCI encompasses prototype builds, full production and direct fulfillment. Our contract manufacturers perform the following activities on our behalf: material procurement, PCB assembly and test, final assembly, system test, quality control, direct shipment and warranty repairs. We provide a rolling forecast that allows our contract manufacturers to stock component parts and other materials, plan capacity and build finished goods inventory in anticipation of end user demand. Each of the contract manufacturers procures components necessary to assemble the products in our forecast and tests the products according to our specifications. Products are then shipped to our distributors, value-added resellers, or end users. Generally, we do not own the components. Title to the products transfers from the contract manufacturers to us and then to our customers upon delivery at a designated shipment location. If the components are unused or the products are not sold within specified periods of time, we may incur carrying charges or obsolete material charges for components that our contract manufacturers purchased to build products to meet our forecast or customer orders.

Hardware platforms for our products consist primarily of commodity parts and certain custom components designed and approved by our hardware engineering group. Most of our components are purchased from sources which we believe are readily available from other suppliers. However, several components used in the assembly of our products are purchased from a single or limited source.

Competition

The expanding capabilities of our product offerings have enabled us to address a growing array of opportunities, many of which are outside the bounds of the traditional Layer 4-7 market. Within what Gartner Group has defined as the Application Acceleration market, we compete in the Application Delivery Controller (ADC) market, which encompasses the traditional Layer 4-7 market, and, to a lesser extent, the WAN Optimization Controller (WOC) market. Over the next several years, we believe these two markets will merge as WAN optimization effectively becomes a feature of Application Delivery. Today, we offer WebAccelerator as a software module on BIG-IP, and features of WANJet, our WAN optimization and traffic-shaping device, have been integrated into Version 10.0 of TMOS.

In 2009, approximately 90% of our products and services were sold into the ADC market where our primary competitor is Cisco Systems, Inc. Other competitors in this market include Citrix Systems, Inc., Brocade, Radware Ltd, and a number of smaller competitors including A10 Networks, Array Networks, Barracuda Networks, Crescendo Networks, and Zeus Technology Ltd. In the adjacent WAN Optimization Controller market, we compete with Riverbed, Juniper, Blue Coat Systems, Cisco and Citrix. Currently, we do not compete in the branch office segment of the WOC market, which features products offered by Riverbed Technology, Inc., BlueCoat Systems Inc., Cisco and others.

File virtualization remains an early-stage market, the growth of which has been slowed by the recent global economic downturn. We believe our ARX file virtualization products are unique in terms of technology and functionality and are well positioned within this emerging market. However, large storage vendors such as EMC Corporation offer competing products with overlapping functionality.

The principal competitive factors in the markets in which we compete include: product performance and features; customer support; brand recognition; the scope of distribution and sales channels; and pricing. Many of our competitors have a longer operating history and greater financial, technical, marketing and other resources than we do. These larger competitors also have a more extensive customer base and broader customer relationships, including relationships with many of our current and potential customers. In addition, many have large, well-established, worldwide customer support and professional services organizations and more extensive direct sales force and sales channels. Because of our relatively smaller size, market presence and resources, our larger competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These companies may also adopt aggressive pricing policies to gain market share. As a result, our competitors could undermine our ability to win new customers and maintain our existing customer base.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have obtained 47 patents in the United States and have applications pending for various aspects of our technology. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

In addition to our own proprietary software, we incorporate software licensed from several third-party sources into our products. These licenses generally renew automatically on an annual basis. We believe that alternative technologies for these licenses are available both domestically and internationally.

Employees

As of September 30, 2009, we had 1,646 full-time employees, including 430 in product development, 696 in sales and marketing, 330 in professional services and technical support and 190 in finance, administration and operations. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to our executive officers and directors as of November 20, 2009:

Name	Age	Position

John McAdam	58	President, Chief Executive Officer and Director
Mark Anderson	47	Senior Vice President of Worldwide Sales
Jeffrey A. Christianson	52	Senior Vice President and General Counsel
Edward J. Eames	51	Senior Vice President of Business Operations
Dan Matte	43	Senior Vice President of Marketing and Business Development
Andy Reinland	45	Senior Vice President and Chief Finance Officer
John Rodriguez	49	Senior Vice President and Chief Accounting Officer
Karl Triebes	42	Senior Vice President of Product Development and Chief Technical Officer
A. Gary Ames(2)(3)	65	Director
Deborah L. Bevier(1)(2)	58	Director
Karl D. Guelich(1)(3)	67	Director
Alan J. Higginson(2)(3)	62	Chairman of the Board of Directors
Scott Thompson(1)(3)	52	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Governance and Nominating Committee.

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

Jeffrey A. Christianson has served as our Senior Vice President and General Counsel of the Company since December 2006. From February 2000 to July 2006, Mr. Christianson was Sr. Vice President and General Counsel

of Western Wireless Corporation, a wireless service. From March 1996 to January 2000, Mr. Christianson served as Sr. Vice President of Business Development, General Counsel and Corporate Secretary at Wizards of the Coast, Inc., a game and software company. From September 1992 to March 1996, he served as General Counsel and Secretary of Heart Technology, Inc., a medical device company. From September 1990 to September 1992, he was Vice-President and General Counsel of Spider Staging Corporation and Vice President of Administration and Corporate Counsel for Flow International Corporation after its acquisition of Spider Staging Corporation. Mr. Christianson holds a B.A. from Whitman College and a J.D. from the University of Washington, and serves on the Board of Directors of Whitman College, the Board of Trustees of Northwest Children’s Fund, and the Board of Directors of the Humane Society for Seattle/King County.

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

Dan Matte has served as our Senior Vice President of Marketing since June 2004, and as Vice President of Product Marketing and Management from March 2002 through May 2004. He served as our Senior Director of Product Marketing and Management from February 2001 through February 2002. From March 1999 to February 2001, Mr. Matte served as our Director of Product Management. Mr. Matte joined F5 in February 1997. He holds a Bachelor of Commerce from Queens’s University and an MBA from the University of British Columbia.

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

A. Gary Ames has served as one of our directors since July 2004. Mr. Ames served as President and Chief Executive Officer of MediaOne International, a provider of broadband and wireless communications from July 1995 until his retirement in June 2000. From January 1990 to July 1995, he served as President and Chief Executive Officer of U S West Communications, a regional provider of residential and business telephone services, and operator and carrier services. Mr. Ames also serves as director of SuperValu, Inc. and iPass, Inc.

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

Alan J. Higginson has served as board chair since April 2004, and as one of our directors since May 1996. Mr. Higginson is Chairman of Hubspan, Inc., an e-business infrastructure provider. He served as President and Chief Executive Officer of Hubspan from August 2001 to September 2007. From November 1995 to November 1998, Mr. Higginson served as President of Atrieva Corporation, a provider of advanced data backup and retrieval technology. Mr. Higginson holds a B.S. in Commerce and an M.B.A. from the University of Santa Clara.

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

Our success depends on sales and continued innovation of our Application Delivery Networking product lines

For the fiscal year ended September 30, 2009, we derived approximately 93.7% of our net product revenues, or approximately 58.3% of our total net revenues, from sales of our Application Delivery Networking (“ADN”) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability and performance problems of our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.

We may not be able to compete effectively in the emerging application delivery networking and file virtualization markets

The markets we serve are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors in the application delivery networking market include Cisco, Citrix, Brocade and Radware. In the adjacent WAN Optimization Controller market, we compete with Riverbed, Juniper, Blue Coat Systems, Cisco and Citrix. In the file virtualization market, we compete with EMC. We expect to continue to face additional competition as new participants enter our markets. As we continue to expand globally, we may see new competitors in different geographic regions. In addition, larger companies with significant resources, brand recognition, and sales channels may form alliances with or acquire competing application delivery networking solutions from other companies and emerge as significant competitors. Potential competitors may bundle their products or incorporate an Internet traffic management or security component into existing products in a manner that discourages users from purchasing our products. Any of these circumstances may limit our opportunities for growth and negatively impact our financial performance.

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

We may not be able to sustain or develop new distribution relationships and a reduction or delay in sales to significant distribution partners could hurt our business

We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, one worldwide distributor of our products accounted for 15.4% of our total net revenue for fiscal year 2009. Two worldwide distributors of our products together accounted for 24.5% of our total net revenue for fiscal year 2008. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.

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

Our investments in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments

At September 30, 2009, the fair value of our AAA/A- (or equivalent) rated municipal auction rate securities (“ARS”) was approximately $40.1 million. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS we held because sell orders exceeded buy orders. We may not be able to liquidate these investments and realize their full carrying value unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. While we do not believe the decline in the carrying values of these municipal ARS is permanent, if the issuers of these securities are unable to successfully close future auctions and their credit ratings are lowered, we may be required to record future impairment charges related to these investments, which would harm our results of operations. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified these investments as long-term as of September 30, 2009.

Our operating results are exposed to risks associated with international commerce

As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to recessionary economic cycles or protracted slowdowns in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements and natural disasters. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. International sales represented 44.7% and 42.5% of our net revenues for the fiscal years ended September 30, 2009 and 2008, respectively. In particular, in fiscal year 2009, we derived 8.7% of our total revenue from the Japanese market. This revenue is dependent on a number of factors outside our control, including the viability and success of our resellers and the strength of the Japanese economy.

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

Our success depends on our key personnel and our ability to attract and retain qualified sales and marketing, operations, product development and professional services personnel

Our success depends to a significant degree upon the continued contributions of our key management, product development, sales, marketing and finance personnel, many of whom may be difficult to replace. The complexity of our application delivery networking products and their integration into existing networks and ongoing support, as well as the sophistication of our sales and marketing effort, requires us to retain highly trained professional services, customer support and sales personnel. Competition for qualified professional services, customer support and sales personnel in our industry is intense because of the limited number of people available with the necessary technical skills and understanding of our products. Our ability to retain and hire these personnel may be adversely affected by volatility or reductions in the price of our common stock, since these employees are generally granted restricted stock units or stock options. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring qualified personnel may harm our business and results of operations.

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

Our historical stock option practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation. Beginning in May 2006 several derivative actions were filed against certain current and former directors and officers (as discussed further in Part II, Item 8, Note 8, “Commitments and Contingencies — Litigation”) based on allegations relating to our historical stock option practices. We cannot assure you that this current litigation will result in the same conclusions reached by the special committee of outside directors formed by our Board of Directors to conduct a review of our stock option practices (the “Special Committee”).

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

The matters relating to our historical stock option practices and the restatement of our consolidated financial statements have resulted in regulatory proceedings against us and may result in future regulatory proceedings, which could have a material adverse impact on our financial condition

On November 8, 2006, we announced that the Special Committee had completed its review of our historical stock option practices. Upon completion of its review, the Special Committee found that the recorded grant dates for certain stock options granted during fiscal years 1999 to 2004 should be adjusted as the measurement date for accounting purposes and the accounting treatment used for the vesting of certain stock options was incorrect. Based on the Special Committee’s review, to correct the accounting treatment, we amended our Annual Report on Form 10-K/A (as amended) for the year ended September 30, 2005 and our Quarterly Reports on Form 10-Q for the three months ended December 31, 2005 and March 31, 2006 to restate the consolidated financial statements contained in those reports.

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

We lease our principal administrative, sales, marketing, research and development facilities, which are located in Seattle, Washington and consist of approximately 190,000 square feet. In April 2000, we amended and restated the lease agreement on two of the three buildings for our corporate headquarters. The lease commenced in July 2000 on the first building; and the lease on the second building commenced in October 2000. The lease for both buildings expires in 2012 with an option for renewal. The lease for the second building has been partially subleased through 2012. The lease on the third building commenced in June 2008 and will expire in 2018. In October 2006, we entered into an office lease agreement to lease a building adjacent to the three buildings that serve as our corporate headquarters. This lease expires in 2018. During 2008, we entered into two separate sublease agreements to sublease approximately 112,500 square feet of this building. These subleases expire in 2011 and 2013, respectively.

We believe that our existing properties are in good condition and suitable for the conduct of our business. We also lease office space for our product development personnel in Spokane, Washington, San Jose, California, Lowell, Massachusetts, Israel, Northern Ireland, and Russia and for our sales and support personnel in Illinois, Washington D.C., New York, New Jersey, Mexico, Hong Kong, Singapore, China, Taiwan, Thailand, India, Indonesia, Malaysia, South Korea, Japan, Australia, New Zealand, Germany, France, Belgium, Spain, Italy, Netherlands and the United Kingdom. We believe that our future growth can be accommodated by our current facilities or by leasing additional space if necessary.

Item 3.	Legal Proceedings

Derivative Suits.  Beginning on or about May 24, 2006, several derivative actions were filed against certain of our current and former directors and officers. These derivative lawsuits were filed in: (1) the Superior Court of King County, Washington, as In re F5 Networks, Inc. State Court Derivative Litigation (Case No. 06-2-17195-1 SEA), which consolidates Adams v. Amdahl, et al. (Case No. 06-2-17195-1 SEA), Wright v. Amdahl, et al. (Case No. 06-2-19159-5 SEA), and Sommer v. McAdam, et al. (Case No. 06-2-26248-4 SEA) (the “State Court Derivative Litigation”); and (2) the U.S. District Court for the Western District of Washington, as In re F5 Networks, Inc. Derivative Litigation, Master File No. C06-0794RSL, which consolidates Hutton v. McAdam, et al. (Case No. 06-794RSL), Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust v. McAdam et al. (Case No. C06-1057RSL), and Easton v. McAdam et al. (Case No. C06-1145RSL) (the “Federal Court Derivative Litigation”). On August 2, 2007, another derivative lawsuit, Barone v. McAdam et al. (Case No. C07-1200P) was filed in the U.S. District Court for the Western District of Washington. The Barone lawsuit was designated a related case to the Federal Court Derivative Litigation on September 4, 2007. The complaints generally allege that certain of our current and former directors and officers, including, in general, each of our current outside directors (other than Deborah L. Bevier and Scott Thompson who joined our Board of Directors in July 2006 and January 2008, respectively) breached their fiduciary duties to the Company by engaging in alleged wrongful conduct concerning the manipulation of certain stock option grant dates. We are named solely as a nominal defendant against whom the plaintiffs seek no recovery. Our combined motion to consolidate and stay the State Court Derivative Litigation was granted in a court order dated April 3, 2007. Our motion to dismiss the consolidated federal derivative actions based on plaintiffs’ failure to make demand on our Board of Directors prior to filing suit was granted in a court order dated August 6, 2007 with leave to amend the allegations in plaintiffs’ complaint. Plaintiffs filed an amended consolidated federal derivative action complaint on September 14, 2007. We filed a motion to dismiss the amended complaint based on plaintiff’s failure to make demand on our Board of Directors prior to filing suit. On July 3, 2008, before ruling on our pending dismissal motion, the federal court entered an order certifying certain issues of Washington state law to the Washington Supreme Court for resolution. On May 21, 2009, the Washington Supreme Court issued its opinion on the certified issues. Our dismissal motion remains pending before the federal court as we intend to continue to vigorously pursue dismissal of the derivative actions.

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

We are not aware of any pending legal proceedings other than those mentioned above that, individually or in the aggregate, would have a material adverse effect on our business, operating results, or financial condition. We may in the future be party to litigation arising in the ordinary course of business, including claims that we allegedly infringe upon third-party trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices of Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “FFIV.” The following table sets forth the high and low sales prices of our common stock as reported on the Nasdaq Global Select Market.

	Fiscal Year 2009		Fiscal Year 2008
	High	Low	High	Low

First Quarter	$26.12	$17.75	$44.55	$25.91
Second Quarter	$24.55	$18.41	$28.21	$18.11
Third Quarter	$36.28	$20.51	$32.60	$17.70
Fourth Quarter	$40.17	$32.47	$35.85	$21.00

The last reported sales price of our common stock on the Nasdaq Global Select Market on November 18, 2009 was $49.30.

As of November 18, 2009, there were approximately 77 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Dividend Policy

Our policy has been to retain cash to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.

Unregistered Securities Sold in 2009

We did not sell any unregistered shares of our common stock during the fiscal year 2009.

Issuer Purchases of Equity Securities

On October 22, 2008, we announced that our Board of Directors approved a new program to repurchase up to an additional $200 million of our outstanding common stock. Acquisitions for the share repurchase program will be made from time to time in private transactions or open market purchases as permitted by securities laws and other requirements. The program can be terminated at any time. As of November 18, 2009 we had repurchased and retired 3,482,597 shares at an average price of $26.94 per share under the new program.

Shares repurchased and retired as of November 18, 2009 are as follows (in thousands, except shares and per share data):

			Total Number of	Approximate Dollar Value
	Total Number of		Shares Purchased	of Shares that May Yet be
	Shares	Average Price	as Part of the Publicly	Purchased
	Purchased	Paid per Share	Announced Plans	Under the Plans

October 1, 2008 — October 31, 2008	—	$—	—	$200,000
November 1, 2008 — November 30, 2008	543,100	$22.87	543,100	$187,553
December 1, 2008 — December 31, 2008	329,920	$22.84	329,920	$180,000
January 1, 2009 — January 31, 2009	—	$—	—	$180,000
February 1, 2009 — February 28, 2009	636,895	$21.34	636,895	$166,377
March 1, 2009 — March 31, 2009	703,811	$19.58	703,811	$152,563
April 1, 2009 — April 30, 2009	—	$—	—	$152,563
May 1, 2009 — May 31, 2009	—	$—	—	$152,563
June 1, 2009 — June 30, 2009	463,900	$34.17	463,900	$136,689
July 1, 2009 — July 31, 2009	146,700	$35.51	146,700	$131,473
August 1, 2009 — August 31, 2009	320,700	$36.01	320,700	$119,907
September 1, 2009 — September 30, 2009	199,021	$36.85	199,021	$112,564
October 1, 2009 — October 31, 2009	—	$—	—	$112,564
November 1, 2009 — November 18, 2009	138,550	$47.27	138,550	$106,008

Performance Measurement Comparison of Shareholder Return

The following graph compares the annual percentage change in the cumulative total return on shares of our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index for the period commencing September 30, 2004, and ending September 30, 2009.

Comparison of Cumulative Total Return
On Investment Since September 30, 2004*

The Company’s closing stock price on September 30, 2009, the last trading day of the Company’s 2009 fiscal year, was $39.63 per share.

*	Assumes that $100 was invested September 30, 2004 in shares of Common Stock and in each index, and that all dividends were reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Item 6.	Selected Financial Data

The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of September 30, 2009 and 2008 and the consolidated statement of operations data for the years ended September 30, 2009, 2008 and 2007 are derived from our audited financial statements and related notes that are included elsewhere in this report. The consolidated balance sheet data as of September 30, 2007, 2006 and 2005 and the consolidated statement of operations for the years ended September 30, 2006 and 2005 are derived from our audited financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Years Ended September 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Consolidated Statement of Operations Data(5)
Net revenues
Products	$406,529	$452,929	$392,921	$304,878	$219,603
Services	246,550	197,244	132,746	89,171	61,807

Total	653,079	650,173	525,667	394,049	281,410

Cost of net revenues
Products	95,209	102,400	84,094	63,619	48,990
Services	47,517	46,618	34,230	24,534	16,194

Total	142,726	149,018	118,324	88,153	65,184

Gross profit	510,353	501,155	407,343	305,896	216,226

Operating expenses
Sales and marketing	225,193	237,175	175,555	127,478	89,866
Research and development	103,664	103,394	69,030	49,171	31,516
General and administrative	55,243	56,001	49,256	39,109	25,486
In-process research and development(1)	—	—	14,000	—	—
Loss on facility exit and sublease(2)	—	5,271	—	—	—
Restructuring charges(3)	4,329	—	—	—	—

Total	388,429	401,841	307,841	215,758	146,868

Income from operations	121,924	99,314	99,502	90,138	69,358
Other income, net	9,724	18,950	28,191	17,431	8,076

Income before income taxes	131,648	118,264	127,693	107,569	77,434
Provision (benefit) for income taxes	40,113	43,933	50,693	41,564	30,532

Net income	$91,535	$74,331	$77,000	$66,005	$46,902

Net income per share — basic(4)	$1.16	$0.90	$0.93	$0.82	$0.63

Weighted average shares — basic(4)	78,842	82,290	83,205	80,278	74,440

Net income per share — diluted(4)	$1.14	$0.89	$0.90	$0.80	$0.61

Weighted average shares — diluted(4)	80,073	83,428	85,137	83,020	77,522

Consolidated Balance Sheet Data(5)
Cash, cash equivalents, and short-term investments	$317,128	$190,186	$258,465	$374,173	$236,181
Restricted cash(6)	2,729	2,748	3,959	3,929	3,871
Long-term investments	257,294	261,086	216,366	118,003	128,834
Total assets	1,068,645	939,223	944,288	729,511	537,739
Long-term liabilities	46,611	34,143	20,301	13,416	9,964
Total shareholders’ equity	799,020	718,259	770,577	616,458	460,167

(1)	In-process research and development (“IPR&D”) expense represents the amount of IPR&D that we acquired in the Acopia Networks, Inc. (“Acopia”) acquisition.

(2)	Loss on facility exit and sublease expense represents a charge related to the closure of our office space in Bellevue, Washington and the consolidation of our corporate headquarters in Seattle, Washington.

(3)	Restructuring charges represent the expense related to the consolidation of facilities, accelerated depreciation on tenant improvements, and a reduction in workforce that took place in the second quarter of fiscal 2009 as part of a comprehensive restructuring program.

(4)	Share and per share amounts have been adjusted as appropriate to reflect a two-for-one stock-split effective August 2007.

(5)	In our Form 10-K/A No. 2 (filed on December 12, 2006), we restated our consolidated financial statements for the years ended September 30, 2005, 2004 and 2003, and the selected consolidated financial data as of and for the years ended September 30, 2005, 2004, 2003, 2002 and 2001. In addition, we restated our consolidated financial statements for the quarters ended December 31, 2005 and March 31, 2006 in our Quarterly Reports on Form 10-Q/A for the quarters ended December 31, 2005 and March 31, 2006, each of which was filed on December 13, 2006. All financial information included in this annual report on Form 10-K reflects our restatement.

(6)	Restricted cash represents escrow accounts established in connection with lease agreements for our facilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a global provider of appliances consisting of software and hardware and services that help companies efficiently and securely manage the delivery, optimization and security of application and data traffic on Internet-based networks, and to optimize the performance and utilization of data storage infrastructure and other network resources. We market and sell our products primarily through multiple indirect sales channels in the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan; and the Asia Pacific region (APAC). Enterprise customers (Fortune 1000 or Business Week Global 1000 companies) in the technology, telecommunications, financial services, transportation, education, manufacturing and health care industries, along with government customers, continue to make up the largest percentage of our customer base.

Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

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

•	Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, amortization of developed technology and personnel and overhead expenses. Our margins have remained relatively stable, however, factors such as sales price, product mix, inventory obsolescence, returns, component price increases and warranty costs could significantly impact our gross margins from quarter to quarter and represent significant indicators we monitor on a regular basis.

•	Operating expenses. Operating expenses are substantially driven by personnel and related overhead expenses. Existing headcount and future hiring plans are the predominant factors in analyzing and forecasting future operating expense trends. Other significant operating expenses that we monitor include marketing and promotions, travel, professional fees, computer costs related to the development of new products, facilities and depreciation expenses.

•	Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for fiscal year 2009 was primarily due to cash provided by operating activities of $202.0 million. This increase was partially offset by $87.4 million of cash used to repurchase outstanding common stock under our stock repurchase program in fiscal 2009. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for fiscal year 2009 were comprised primarily of tenant improvements and information technology infrastructure and equipment to support the growth of our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•	Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in fiscal 2009 due to the growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the fourth quarter of fiscal year 2009 was 55 days. We expect to maintain this metric in the mid 50-day range going forward.

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

Revenue Recognition.  We sell products through distributors, resellers, and directly to end users. We recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be reasonably assured and no significant obligations remain. In certain regions where we do not have the ability to reasonably estimate returns, we defer revenue on sales to our distributors until we receive information from the channel partner indicating that the distributor has sold the product to its customer. Payment terms to domestic customers are generally net 30 days to net 45 days. Payment terms to international customers range from net 30 days to net 90 days based on normal and customary trade practices in the individual markets. We have offered extended payment terms ranging from three to six months to certain customers, in which case revenue is recognized when payments are made.

Whenever product, training and post-contract customer support (“PCS”) elements are combined into a package with a single “bundled” price, a portion of the sales price is allocated to each element of the bundled package based on their respective fair values as determined when the individual elements are sold separately. We determine fair value based on the type of customer and region in which the package is sold. Where fair value of certain elements are not available, we recognize revenue on the “residual method” based on the fair value of undelivered elements. Revenues from the sale of product are recognized when the product has been shipped and the customer is obligated to pay for the product. When rights of return are present and we cannot estimate returns, we recognize revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes a limited period of telephone support updates, repair or replacement of any failed product or component that fails during the term of the agreement, bug fixes and rights to upgrades, when and if available. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.

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

Accounting for Income Taxes.  We utilize the liability method of accounting for income taxes. Accordingly, we are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Due to the evolving nature and complexity of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

Stock-Based Compensation.  We account for stock-based compensation using the straight-line attribution method for recognizing compensation expense over the requisite service period of the related award. We recognized $56.1 million and $60.6 million of stock-based compensation expense for the years ended September 30, 2009 and 2008, respectively. As of September 30, 2009, there was $82.5 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.

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

We recognize compensation expense for only the portion of stock options or RSUs that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to our executive officers and Board of Directors versus grants awarded to all other employees, we developed separate forfeiture expectations for these two groups. In fiscal 2009, the average estimated forfeiture rate for grants awarded to our executive officers and Board of Directors was approximately 4% and the average estimated forfeiture rate for grants awarded to all other employees was approximately 11%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.

In August 2009, we granted 420,000 RSUs to certain current executive officers. Fifty percent of the aggregate number of RSUs granted at such time vest in equal quarterly increments over two years, until such portion of the grant is fully vested on August 1, 2011. Twenty-five percent of the RSU grant, or a portion thereof, is subject to our achievement of specified quarterly revenue and EBITDA goals during the period beginning in the fourth quarter of fiscal year 2009 through the third quarter of fiscal year 2010. Fifty percent of the quarterly performance stock grant is based on achieving at least 80% of the quarterly revenue goal and the other 50% is based on achieving at least 80% of the quarterly EBITDA goal (the “2009 Performance Award”). The quarterly performance stock grant is paid linearly above 80% of the targeted goals. At least 100% of both goals must be attained in order for the quarterly performance stock grant to be awarded over 100%. Each goal is evaluated individually and subject to the 80% achievement threshold and 100% over-achievement threshold. The remaining twenty-five percent is subject to our achievement of specified quarterly goals during the period beginning in the fourth quarter of fiscal year 2010 through the third quarter of fiscal year 2011, as will be set by the Compensation Committee of our Board of Directors.

In August 2008, we granted 383,400 RSUs to certain current executive officers. Fifty percent of the aggregate number of RSUs granted at such time vest in equal quarterly increments over two years, until such portion of the grant is fully vested on August 1, 2010. Twenty-five percent of the RSU grant, or a portion thereof, was subject to our achievement of specified percentage increases in total revenue during the period beginning in the fourth quarter of fiscal year 2008 through the third quarter of fiscal year 2009, relative to the same periods in fiscal years 2007 and 2008 (the “2008 Performance Award”). Approximately half of this twenty-five percent was earned in fiscal 2009. The remaining twenty-five percent or a portion thereof, is subject to our achievement of specified quarterly revenue and EBITDA goals during the period beginning in the fourth quarter of fiscal year 2009 through the third quarter of fiscal year 2010. Fifty percent of the quarterly performance stock grant is based on achieving at least 80% of the quarterly revenue goal and the other 50% is based on achieving at least 80% of the quarterly EBITDA goal. The quarterly performance stock grant is paid linearly above 80% of the targeted goals. At least 100% of both goals must be attained in order for the quarterly performance stock grant to be awarded over 100%. Each goal is evaluated individually and subject to the 80% achievement threshold and 100% over-achievement threshold.

In August 2007, we granted 276,400 RSUs to certain current executive officers. Fifty percent of the aggregate number of RSUs granted at such time vest in equal quarterly increments over two years, and was fully vested on August 1, 2009. Twenty-five percent of the RSU grant was subject to our achievement of specified percentage increases in total revenue during the period beginning in the fourth quarter of fiscal year 2007 through the third quarter of fiscal year 2008, relative to the same periods in fiscal years 2006 and 2007 (the “2007 Performance Award”). This twenty-five percent was fully earned in fiscal 2008. The remaining twenty-five percent was subject to our achievement of specified percentage increases in total revenue during the period beginning in the fourth quarter of fiscal year 2008 through the third quarter of fiscal year 2009, relative to the same periods in fiscal years 2007 and 2008. Approximately half of this twenty-five percent was earned in fiscal 2009.

We recognize compensation costs for awards with performance conditions when we conclude it is probable that the performance condition will be achieved. We reassess the probability of vesting at each balance sheet date and adjust compensation costs based on our probability assessment. Performance conditions for these awards were not met in the second and third fiscal quarters of 2009 and as such, no compensation cost was incurred.

Common stock repurchase.  On October 22, 2008, we announced that our Board of Directors approved a new program to repurchase up to an additional $200 million of our outstanding common stock. As of November 18, 2009, we had repurchased and retired 3,482,597 shares at an average price of $26.94 per share.

Goodwill and intangible assets.  We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. Intangible assets are amortized over the estimated useful lives, which generally range from three to five years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist. Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

The determination of the net carrying value of goodwill and intangible assets and the extent to which, if any, there is impairment are dependent on material estimates and judgments on our part, including the useful life over which the intangible assets are to be amortized, and the estimates of the value of future net cash flows, which are based upon further estimates of future revenues, expenses and operating margins. We review our goodwill annually for impairment in the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. In March 2009, we completed our annual impairment test and concluded that there was no impairment of goodwill. The Company has considered the assumptions used in the test and notes that no reasonably possible changes would reduce the fair value of the reporting unit to such a level that would cause an impairment charge. Additionally, as a result of the current economic environment, we considered potential impairment indicators at September 30, 2009 and noted no indicators of impairment.

Investments.  Our investments are diversified among high-credit quality debt securities in accordance with our investment policy. The majority of our investments are classified as available-for-sale, and are reported at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders’ equity. Realized gains and losses and declines in value of these investments judged to be other than temporary are included in other income (expense). To date, we have not deemed it necessary to record any charges related to other-than-temporary declines in the estimated fair values of our marketable debt securities. However, the fair value of our investments is subject to volatility. Declines in the fair value of our investments judged to be other than temporary could adversely affect our future operating results.

Our investments also include auction rate securities (“ARS”) that are classified as available-for-sale and as trading investment securities. ARS that are classified as available-for-sale are reported at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders’ equity. We believe these investments may remain illiquid for longer than twelve months and as a result, we have classified these investments as long-term as of September 30, 2009. ARS securities classified as trading investment securities are reported at fair value with the related changes in fair value recorded to other income (expense). These ARS have been classified as short term, as we have the opportunity to liquidate these securities within the next twelve months through a guaranteed program with our investment manager. We used the income approach to determine the fair value of our ARS using a discounted cash flow analysis. The assumptions we used in preparing the discounted cash flow model include estimates for interest rates; estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods for the ARS.

Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended September 30,
	2009	2008	2007
	(In thousands, except for percentages)

Net Revenues
Products	$406,529	$452,929	$392,921
Services	246,550	197,244	132,746

Total	$653,079	$650,173	$525,667

Percentage of net revenues
Products	62.2%	69.7%	74.7%
Services	37.8	30.3	25.3

Total	100.0%	100.0%	100.0%

Net Revenues.  Total net revenues increased slightly in fiscal year 2009 from the prior year, compared to an increase of 23.7% in fiscal year 2008 from fiscal year 2007. Given the current economic environment, we did not experience the same level of net revenue growth that we have had in prior periods and as a result net revenue for fiscal year 2009 remained relatively flat with fiscal 2008. The change in net revenue was primarily due to a reduction in the volume of product sales, offset by an increase in service revenue as a result of our increased installed base of products. International revenues represented 44.7%, 42.5% and 41.6% of net revenues in fiscal years 2009, 2008 and 2007, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.

Net product revenues decreased 10.2% in fiscal year 2009 from fiscal year 2008 and increased 15.3% in fiscal year 2008 as compared to fiscal year 2007. The decrease of $46.4 million in net product sales for fiscal year 2009 was primarily due to a $36.1 million reduction in the volume of sales of our ADN products, a $5.4 million reduction in the sales of our ARX file virtualization products, and a $4.9 million reduction in the volume of sales of our FirePass products, as compared to the same period in the prior year. Sales of our ADN products represented 93.7%, 92.0% and 94.5% of total product revenues in fiscal years 2009, 2008 and 2007, respectively.

Net service revenues increased 25.0% in fiscal year 2009 from fiscal year 2008 and increased 48.6% in fiscal year 2008 as compared to fiscal year 2007. The increases in service revenue were the result of increased purchases or renewals of maintenance contracts driven by additions to our installed base of products.

Avnet Technology Solutions, one of our worldwide distributors, accounted for 15.4%, 14.0% and 13.2% of our total net revenue in fiscal years 2009, 2008 and 2007, respectively. Ingram Micro, Inc., another worldwide distributor, accounted for 10.5% and 11.6% of our total net revenues in fiscal years 2008 and 2007, respectively. No other distributors accounted for more than 10% of total net revenue.

	Years Ended September 30,
	2009	2008	2007
	(In thousands, except for percentages)

Cost of net revenues and Gross margin
Products	$95,209	$102,400	$84,094
Services	47,517	46,618	34,230

Total	142,726	149,018	118,324

Gross margin	$510,353	$501,155	$407,343

Cost of net revenues and Gross margin (as a percentage of related net revenue)
Products	23.4%	22.6%	21.4%
Services	19.3	23.6	25.8

Total	21.9	22.9	22.5

Gross margin	78.1%	77.1%	77.5%

Cost of Net Product Revenues.  Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Product cost decreased to $95.2 million in fiscal year 2009 as compared to $102.4 million in fiscal year 2008. The year over year decrease was primarily due to a reduction in the volume of units shipped. In fiscal year 2008, the year over year increase from $84.1 million in fiscal year 2007 was primarily due to a higher volume of units shipped. The fiscal year 2008 increase also included shipments of our ARX file virtualization products and increased indirect manufacturing costs over prior periods.

Cost of Net Service Revenues.  Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. Cost of net service revenues as a percentage of net service revenues decreased to 19.3% in fiscal year 2009 from 23.6% in fiscal year 2008 and 25.8% in fiscal year 2007 primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of fiscal year 2009 increased to 330 from 323 at the end of fiscal year 2008 and 279 at the end of fiscal year 2007. In addition, cost of net service revenues included stock-based compensation expense of $4.8 million, $4.0 million and $2.4 million for fiscal years 2009, 2008 and 2007, respectively.

	Years Ended September 30,
	2009	2008	2007
	(In thousands, except for percentages)

Operating expenses
Sales and marketing	$225,193	$237,175	$175,555
Research and development	103,664	103,394	69,030
General and administrative	55,243	56,001	49,256
In-process research and development	—	—	14,000
Loss on facility exit and sublease	—	5,271	—
Restructuring charges	4,329	—	—

Total	$388,429	$401,841	$307,841

Operating expenses (as a percentage of net revenue)
Sales and marketing	34.5%	36.5%	33.4%
Research and development	15.9	15.9	13.1
General and administrative	8.4	8.6	9.4
In-process research and development	—	—	2.7
Loss on facility exit and sublease	—	0.8	—
Restructuring charges	0.7	—	—

Total	59.5%	61.8%	58.6%

Sales and Marketing.  Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities and depreciation expenses. Sales and marketing expense decreased 5.1% in fiscal year 2009 as compared to year over year increases of 35.1% and 37.7% in fiscal years 2008 and 2007, respectively. The decrease in sales and marketing expense was primarily due to cost reduction initiatives we implemented in response to the slowing economic environment and a $6.9 million decrease in commissions expense corresponding to the decrease in product revenue for fiscal year 2009, compared to the prior year. The fiscal year 2008 increase over the prior year was primarily due to a full year of expenses related to our ARX file virtualization personnel as compared to the 17 days of comparable expenses in fiscal year 2007. Sales and marketing headcount at the end of fiscal 2009 decreased to 696 from 716 at the end of fiscal 2008 and 669 at the end of fiscal 2007. The decrease in headcount was primarily related to a reduction in workforce that took place in the second fiscal quarter of 2009 as part of our restructuring program. Sales and marketing expense included stock-based compensation charges of $22.6 million, $24.1 million and $15.8 million for fiscal years 2009, 2008 and 2007, respectively.

Research and Development.  Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. In fiscal year 2009, research and development expenses remained relatively consistent with the prior year as compared to year over year increases of 49.8% and 40.4% in fiscal years 2008 and 2007, respectively. The increase in research and development expense in fiscal years 2008 and 2007 was primarily due to increased personnel costs which totaled $19.7 million and $12.2 million, respectively, which is consistent with the increased revenue for the corresponding periods. The fiscal year 2008 increase over the prior year was also attributed to a full year of expenses related to our ARX file virtualization personnel as compared to the 17 days of comparable expenses in fiscal year 2007. Research and development headcount at the end of fiscal 2009 decreased to 430 from 460 at the end of fiscal 2008 and 450 at the end of fiscal 2007. The decrease in headcount was primarily related to a reduction in workforce that took place in the second fiscal quarter of 2009 as part of our restructuring program. Research and development expense included stock-based compensation charges of $16.7 million, $16.3 million and $10.2 million for fiscal years 2009, 2008 and 2007, respectively. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.

General and Administrative.  General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses remained relatively consistent in fiscal year 2009 as compared with year over year increases of 13.7% in fiscal year 2008 and 25.9% in fiscal year 2007. The increase in fiscal year 2008 of $6.7 million was due primarily to an increase of $3.2 million in stock-based compensation charges and an increase of $3.5 million in salary and benefit expenses. General and administrative headcount at the end of fiscal 2009 decreased to 190 from 195 at the end of fiscal 2008 and increased from 184 at the end of fiscal 2007. The decrease in headcount was primarily related to a reduction in workforce that took place in the second fiscal quarter of 2009 as part of our restructuring program. General and administrative expense included stock-based compensation charges of $11.6 million, $15.9 million and $12.6 million for fiscal years 2009, 2008 and 2007, respectively.

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

Loss on Facility Exit and Sublease.  During 2008, we exited a research and development facility in Bellevue, Washington for which there was remaining operating lease obligations through 2014. In addition, during this period we consolidated our corporate headquarters, partially subleasing the building located at 333 Elliott Avenue West in Seattle, Washington for which there were remaining operating lease obligations through 2018. As a result of the expected loss on the facility exit and sublease agreements, we recorded a charge of $5.3 million in the fourth quarter of fiscal 2008.

Restructuring.  Beginning in the second quarter of fiscal 2009 we implemented a comprehensive restructuring program as part of an overall initiative to reduce certain operating expenses. Restructuring actions included the consolidation of facilities, accelerated depreciation on tenant improvements and a reduction in workforce. In the second quarter of fiscal 2009, we recorded restructuring expenses of $4.3 million, which included a $2.1 million charge for severance and related costs and a $2.2 million charge for the exit of certain offices worldwide. We had $0.6 million of accrued restructuring cost at September 30, 2009, which we expect to offset future rent expenses through September 2012.

	Years Ended September 30,
	2009	2008	2007
	(In thousands, except for percentages)

Other Income and Income Taxes
Income from operations	$121,924	$99,314	$99,502
Other income, net	9,724	18,950	28,191

Income before income taxes	131,648	118,264	127,693
Provision for income taxes	40,113	43,933	50,693

Net income	$91,535	$74,331	$77,000

Other Income and Income Taxes (as percentage of net revenue)
Income from operations	18.7%	15.3%	18.9%
Other income, net	1.5	2.9	5.4

Income before income taxes	20.2	18.2	24.3
Provision for income taxes	6.2	6.8	9.6

Net income	14.0%	11.4%	14.6%

Other Income, Net.  Other income, net, consists of interest income and foreign currency transaction gains and losses. Other income, net decreased 48.7% in fiscal year 2009, as compared to fiscal year 2008 and decreased 32.8% in fiscal year 2008 as compared to fiscal year 2007. Interest income was $9.9 million, $17.5 million and $27.3 million for fiscal years 2009, 2008 and 2007, respectively. The decrease in other income, net for fiscal year 2009 as compared to fiscal year 2008 was primarily due to decreased interest income of $7.6 million and decreased foreign currency transaction gains of $1.5 million. The decrease in interest income for fiscal year 2009 was primarily due to a decline in interest rates for the year. The decrease in other income, net for fiscal year 2008 as compared to fiscal year 2007 was primarily due to decreased interest income as a result of reduced investment balances. Investment balances decreased in fiscal year 2008 as a result of the repurchase of outstanding common stock under our stock repurchase program and additional cash required for the acquisition of Acopia in September 2007.

Provision for Income Taxes.  We recorded a 30.5% provision for income taxes for fiscal year 2009 compared to 37.1% in fiscal year 2008 and 39.7% in fiscal year 2007. The reduction in the effective tax rate from fiscal year 2008 to fiscal year 2009 is largely attributable to the deduction for tax purposes of compensation related to equity awards in a major foreign tax jurisdiction, the reinstatement of the federal research and development credit in fiscal year 2009 and deductions obtained for U.S. tax purposes relative to the cessation of operations of a foreign subsidiary in the quarter ending September 30, 2009.

At September 30, 2009, we did not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that the assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets as of fiscal year end 2009, 2008 and 2007 were $57.0 million, $52.8 million and $43.3 million, respectively. Our worldwide effective tax rate may fluctuate based on a number of factors, including variations in projected taxable income in our various geographic locations in which we operate, changes in the valuation of our net deferred tax assets, resolution of potential exposures, tax positions taken on tax returns filed in the various geographic locations in which we operate, and the introduction of new accounting standards or changes in tax laws or interpretations thereof in the various geographic locations in which we operate. We have recorded liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense. In addition, on May 4, 2009 U.S. President Barack Obama proposed significant changes to the U.S. international tax laws that would limit U.S. deductions for expenses related to un-repatriated foreign-source income and modify the

U.S. foreign tax credit and “check-the-box” rules. We cannot determine whether these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If the U.S. tax laws change in a manner that increases our tax obligation, our operating results could suffer.

Liquidity and Capital Resources

We have funded our operations with our cash balances, cash generated from operations and proceeds from public offerings of our securities.

	Years Ended September 30,
	2009	2008	2007
		(In thousands)

Liquidity and Capital Resources
Cash and cash equivalents and investments	$574,422	$451,272	$474,831
Cash provided by operating activities	201,981	193,692	169,650
Cash (used in) provided by investing activities	(99,109)	13,710	(188,141)
Cash (used in) provided by financing activities	(70,706)	(181,719)	35,486

Cash and cash equivalents, short-term investments and long-term investments totaled $574.4 million as of September 30, 2009 compared to $451.3 million as of September 30, 2008, representing an increase of $123.2 million. The increase was primarily due to cash provided by operating activities of $202.0 million for fiscal year 2009, compared to $193.7 million for fiscal year 2008, which was partially offset by $87.4 million of additional cash required for the repurchase of outstanding common stock under our stock repurchase program in fiscal 2009. In fiscal year 2008, the decrease was primarily due to approximately $200 million of cash used to repurchase outstanding common stock under our stock repurchase program in fiscal 2008, partially offset by cash provided by operating activities of $193.7 million for the year ended September 30, 2008.

At September 30, 2009, we held $40.1 million of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rates being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. We limit our investments in ARS to securities that carry a AAA/A- (or equivalent) rating from recognized rating agencies and limit the amount of credit exposure to any one issuer. At the time of initial investment and at the date of this Annual Report on Form 10-K, all of our ARS were in compliance with our investment policy.

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

We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Through September 30, 2009, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities. However, due to recent changes and uncertainty in the ARS market, we believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $19.0 million (par value) of securities as long-term as of September 30, 2009.

In October 2008, we entered into an agreement (“the Agreement”) with UBS whereby UBS would purchase eligible ARS it sold to us prior to February 13, 2008. Under the terms of the Agreement, and at our discretion, UBS will purchase eligible ARS from us at par value (“Put Option”) during the period of June 30, 2010 through July 2, 2012. Amounts eligible total $26.1 million (par value) at September 30, 2009. We expect to sell our eligible ARS under the Agreement. However, if we do not exercise our rights to sell our eligible

ARS under the Agreement before July 2, 2012 the Put Option will expire and UBS will have no further rights or obligations to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. In the first quarter of fiscal year 2009, we transferred these ARS from available-for-sale to trading investment securities. We elected to measure the Put Option under the fair value option, and recorded a benefit in other income of approximately $1.5 million pre-tax for the year ended September 30, 2009, and recorded a corresponding long term investment. As a result of accepting the Put Option and reclassifying the ARS from available-for-sale to trading investment securities, we recognized an other-than-temporary impairment loss of approximately $1.5 million pre-tax as of September 30, 2009, reflecting a reversal of the related unrealized loss that was previously recorded in other comprehensive loss. The recording of the fair value of the Put Option and the recognition of the other-than-temporary impairment loss resulted in no impact to the consolidated income statement for the year ended September 30, 2009.

Cash provided by operating activities during fiscal year 2009 was $202.0 million compared to $193.7 million in fiscal year 2008 and $169.7 million in fiscal year 2007. Cash provided by operating activities resulted primarily from cash generated from net income, after adjusting for non-cash charges such as stock-based compensation, depreciation and amortization charges and changes in operating assets and liabilities.

Cash used in investing activities was $99.1 million for fiscal year 2009, compared to cash provided by investing activities of $13.7 million for fiscal year 2008 and cash used in investing activities of $188.1 million for fiscal year 2007. The cash used in investing activities in fiscal year 2009 was primarily the result of the purchase of investments and capital expenditures related to maintaining our operations worldwide partially offset by the maturity of investments. The cash provided by investing activities in fiscal year 2008 was primarily the result of the maturity of investments partially offset by the purchase of investments. The cash used in fiscal year 2007 was primarily the result of the purchase of investments partially offset by the sale of investments and $207.1 million of cash payments, net of cash acquired, to shareholders of Acopia, which was acquired in September 2007.

Cash used in financing activities was $70.7 million for fiscal year 2009, compared to cash used in financing activities of $181.7 million for fiscal year 2008 and cash provided by financing activities of $35.5 million in fiscal years 2007. In the first quarter of fiscal 2009, our Board of Directors approved a new stock repurchase program to repurchase up to an additional $200 million of our outstanding common stock. Cash used in financing activities for fiscal 2009 included $87.4 million to repurchase common stock under this plan, which was partially offset by the exercise of employee stock options and purchases under our employee stock purchase plan. Cash used in financing activities for fiscal 2008 included $200 million to repurchase common stock under a previous stock repurchase program, which was partially offset by the exercise of employee stock options and purchases under our employee stock purchase plan. During fiscal year 2007 our financing activities consisted entirely of cash proceeds and tax benefits received from the exercise of stock options and stock purchases under our employee stock purchase plan.

Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, excluding ARS, together with cash generated from operations should be sufficient to meet our operating requirements for the foreseeable future.

Obligations and Commitments

The following table summarizes our contractual payment obligations and commitments as of September 30, 2009:

	Payment Obligations by Year
	2010	2011	2012	2013	2014	Thereafter	Total
	(In thousands)

Operating leases	$17,704	$14,371	$11,905	$7,102	$6,603	$20,402	$78,087
Purchase obligations	15,497	—	—	—	—	—	15,497

Total	$33,201	$14,371	$11,905	$7,102	$6,603	$20,402	$93,584

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

Recent Accounting Pronouncements

In December 2007, the FASB issued ASC 810-10, Consolidation — Overall (“ASC 810-10”), which amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810-10 is effective for the Company’s fiscal years beginning October 1, 2009 and the Company does not expect its adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued ASC Topic 805, Business Combinations (“ASC 805”), which establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. ASC 805 is effective for business combinations for which the acquisition date is on or after October 1, 2009. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

In April 2009, the FASB issued ASC 820-10-65, Fair Value Measurements and Disclosures — Overall — Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. This statement also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, ASC 820-10-65 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The Company adopted the statement in the third quarter of fiscal year 2009. The adoption of ASC 820-10-65 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued ASC 320-10, Investments — Debt and Equity Securities — Overall (“ASC 320-10”). This guidance amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under ASC 320-10, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, this guidance changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. The Company adopted ASC 320-10 in the third quarter of fiscal year 2009. The adoption of this statement did not impact the Company as there have been no credit losses or other-than-temporary impairment losses on the Company’s available-for-sale securities in prior periods.

In April 2009, the FASB issued ASC 825-10-65, Financial Instruments — Overall — Transition and Open Effective Date Information (“ASC 825-10-65”). This guidance requires interim disclosures regarding the fair values of financial instruments that are within the scope of ASC 825-10. Additionally, this guidance requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. The Company adopted ASC 820-10-65 in the third quarter of fiscal year 2009. The adoption of this statement does not change the accounting treatment for these financial instruments.

In May 2009, the FASB issued ASC 855-10, Subsequent Events — Overall (“ASC 855-10”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted ASC 855-10 in the third quarter of fiscal year 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated results of operations or financial condition.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk.  Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio with the exception of U.S. treasury securities, commercial paper and money market funds, which are exempt from size limitation. The policy requires investments in securities that mature in three years or less, with the average maturity being no greater than one and a half years. These securities are subject to interest rate risk and will decrease in value if interest rates increase. A decrease of one percent in the average interest rate would have resulted in a decrease of approximately $1.3 million in our interest income for the fiscal year 2009.

	Maturing in
	Three Months	Three Months	Greater Than
	or Less	to One Year	One Year	Total	Fair Value
	(In thousands, except for percentages)

September 30, 2009
Included in cash and cash equivalents	$19,790	$—	$—	$19,790	$19,790
Weighted average interest rate	1.0%	—	—	—	—
Included in short-term investments	$59,981	$146,310	$—	$206,291	$206,291
Weighted average interest rates	3.1%	3.0%	—	—	—
Included in long-term investments	$—	$—	$257,294	$257,294	$257,294
Weighted average interest rates	—	—	2.8%	—	—
September 30, 2008
Included in cash and cash equivalents	$16,570	$—	$—	$16,570	$16,570
Weighted average interest rate	3.3%	—	—	—	—
Included in short-term investments	$28,019	$83,864	$—	$111,883	$111,883
Weighted average interest rates	5.6%	4.4%	—	—	—
Included in long-term investments	$—	$—	$261,086	$261,086	$261,086
Weighted average interest rates	—	—	4.6%	—	—
September 30, 2007
Included in cash and cash equivalents	$7,965	$—	$—	$7,965	$7,965
Weighted average interest rate	5.1%	—	—	—	—
Included in short-term investments	$123,044	$81,125	$—	$204,169	$204,169
Weighted average interest rates	5.3%	5.0%	—	—	—
Included in long-term investments	$—	$—	$216,366	$216,366	$216,366
Weighted average interest rates	—	—	5.2%	—	—

At September 30, 2009, the fair value of our AAA/A- (or equivalent) rated municipal ARS was approximately $40.1 million. ARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7, 28 or 35 days. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, we exercise the Put Option with UBS, or the security matures. The underlying assets of the municipal ARS we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal ARS will have a material impact on our overall ability to meet our liquidity needs. We have no intent to sell, won’t be required to sell, and believe we will hold these securities until recovery. The trading investment securities of $24.6 million (par value) have been classified as short-term and the available-for-sale securities of $15.5 million (par value) have been classified as long-term at September 30, 2009.

Foreign Currency Risk.  The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 2009 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, as we continue to expand our operations internationally, transaction gains or losses may become significant in the future. We have not engaged in foreign currency hedging to date. However, we may do so in the future.

Item 8.	Financial Statements and Supplementary Data

F5 NETWORKS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of F5 Networks, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of F5 Networks, Inc. and its subsidiaries at September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in fiscal year 2008.

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

PricewaterhouseCoopers LLP

Seattle, WA
November 20, 2009

F5 NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
	(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$110,837	$78,303
Short-term investments	206,291	111,883
Accounts receivable, net of allowances of $4,748 and $4,348	106,973	97,057
Inventories	13,819	10,148
Deferred tax assets	8,010	5,910
Other current assets	22,252	20,068

Total current assets	468,182	323,369

Restricted cash	2,729	2,748
Property and equipment, net	39,371	47,557
Long-term investments	257,294	261,086
Deferred tax assets	49,018	46,917
Goodwill	231,883	231,892
Other assets, net	20,168	25,654

Total assets	$1,068,645	$939,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,891	$13,092
Accrued liabilities	53,232	48,051
Deferred revenue	150,891	125,678

Total current liabilities	223,014	186,821

Other long-term liabilities	14,373	14,822
Deferred revenue, long-term	32,238	19,321

Total long-term liabilities	46,611	34,143

Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 78,325 and 79,094 shares issued and outstanding	462,786	477,299
Accumulated other comprehensive loss	(2,337)	(6,076)
Retained earnings	338,571	247,036

Total shareholders’ equity	799,020	718,259

Total liabilities and shareholders’ equity	$1,068,645	$939,223

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED INCOME STATEMENTS

	Years Ended September 30,
	2009	2008	2007
	(In thousands, except per share data)

Net revenues
Products	$406,529	$452,929	$392,921
Services	246,550	197,244	132,746

Total	653,079	650,173	525,667

Cost of net revenues
Products	95,209	102,400	84,094
Services	47,517	46,618	34,230

Total	142,726	149,018	118,324

Gross profit	510,353	501,155	407,343

Operating expenses
Sales and marketing	225,193	237,175	175,555
Research and development	103,664	103,394	69,030
General and administrative	55,243	56,001	49,256
In-process research and development	—	—	14,000
Loss on facility exit and sublease	—	5,271	—
Restructuring charges	4,329	—	—

Total	388,429	401,841	307,841

Income from operations	121,924	99,314	99,502
Other income, net	9,724	18,950	28,191

Income before income taxes	131,648	118,264	127,693
Provision for income taxes	40,113	43,933	50,693

Net income	$91,535	$74,331	$77,000

Net income per share — basic	$1.16	$0.90	$0.93

Weighted average shares — basic	78,842	82,290	83,205

Net income per share — diluted	$1.14	$0.89	$0.90

Weighted average shares — diluted	80,073	83,428	85,137

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

			Accumulated
			Other	Retained	Total
	Common Stock		Comprehensive	Earnings	Shareholders’
	Shares	Amount	Income/(Loss)	(Deficit)	Equity
			(In thousands)

Balance, September 30, 2006	81,556	$521,791	$(1,038)	$95,705	$616,458

Exercise of employee stock options	1,257	15,690	—	—	15,690
Issuance of stock under employee stock purchase plan	288	7,546	—	—	7,546
Issuance of restricted stock	1,278	—	—	—	—
Tax benefit from employee stock transactions	—	12,197	—	—	12,197
Stock-based compensation	—	41,212	—	—	41,212
Net income	—	—	—	77,000	—
Foreign currency translation adjustment	—	—	(686)	—	—
Unrealized gain on securities, net of tax	—	—	1,160	—	—
Comprehensive income	—	—	—	—	77,474

Balance, September 30, 2007	84,379	$598,436	$(564)	$172,705	$770,577

Exercise of employee stock options	664	7,794	—	—	7,794
Issuance of stock under employee stock purchase plan	473	10,708	—	—	10,708
Issuance of restricted stock	1,284	—	—	—	—
Repurchase of common stock	(7,706)	(200,000)	—	—	(200,000)
Tax loss from employee stock transactions	—	(221)	—	—	(221)
Stock-based compensation	—	60,582	—	—	60,582
Net income	—	—	—	74,331	—
Foreign currency translation adjustment	—	—	(1,614)	—	—
Unrealized loss on securities, net of tax	—	—	(3,898)	—	—
Comprehensive income	—	—	—	—	68,819

Balance, September 30, 2008	79,094	$477,299	$(6,076)	$247,036	$718,259

Exercise of employee stock options	498	7,243	—	—	7,243
Issuance of stock under employee stock purchase plan	561	11,574	—	—	11,574
Issuance of restricted stock	1,516	—	—	—	—
Repurchase of common stock	(3,344)	(87,436)	—	—	(87,436)
Tax loss from employee stock transactions	—	(1,958)	—	—	(1,958)
Stock-based compensation	—	56,064	—	—	56,064
Net income	—	—	—	91,535	—
Foreign currency translation adjustment	—	—	387	—	—
Unrealized gain on securities, net of tax	—	—	3,352	—	—
Comprehensive income	—	—	—	—	95,274

Balance, September 30, 2009	78,325	$462,786	$(2,337)	$338,571	$799,020

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2009	2008	2007
	(In thousands)

Operating activities
Net income	$91,535	$74,331	$77,000
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on disposition of assets and investments	(9)	58	140
Stock-based compensation	56,064	60,582	41,212
Provisions for doubtful accounts and sales returns	2,638	2,749	1,209
Depreciation and amortization	26,407	23,623	15,862
Deferred income taxes	(6,057)	(5,606)	6,429
In-process research and development	—	—	14,000
Gain on auction rate securities put option	(3,901)	—	—
Loss on trading auction rate securities	3,901	—	—
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(12,555)	(7,940)	(30,004)
Inventories	(3,671)	523	(2,366)
Other current assets	(523)	428	(4,420)
Other assets	(226)	(3,544)	(1,492)
Accounts payable and accrued liabilities	10,248	4,006	16,592
Deferred revenue	38,130	44,482	35,488

Net cash provided by operating activities	201,981	193,692	169,650

Investing activities
Purchases of investments	(414,857)	(494,082)	(902,250)
Maturities of investments	328,110	535,494	937,716
Investment of restricted cash	13	1,216	(9)
Acquisition of intangible assets	(706)	—	—
Acquisition of businesses, net of cash acquired	—	(995)	(207,144)
Purchases of property and equipment	(11,669)	(27,923)	(16,454)

Net cash (used in) provided by investing activities	(99,109)	13,710	(188,141)

Financing activities
Tax (loss) benefit from nonqualified stock options	(1,958)	(221)	12,197
Proceeds from the exercise of stock options and the purchase of stock under employee stock purchase plan	18,688	18,502	23,289
Repurchase of common stock	(87,436)	(200,000)	—

Net cash (used in) provided by financing activities	(70,706)	(181,719)	35,486

Net increase in cash and cash equivalents	32,166	25,683	16,995
Effect of exchange rate changes on cash and cash equivalents	368	(1,676)	(445)
Cash and cash equivalents, beginning of year	78,303	54,296	37,746

Cash and cash equivalents, end of year	$110,837	$78,303	$54,296

Supplemental Information
Cash paid for taxes	$48,586	$48,804	$32,762

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

Accounting Principles

The Company’s consolidated financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for revenue recognition, reserves for doubtful accounts, product returns, obsolete and excess inventory, warranties, valuation allowances on deferred tax assets and purchase price allocations. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash and cash equivalents in deposits with three major financial institutions, which, at times, exceed federally insured limits. The Company has not experienced any losses on its cash and cash equivalents.

Investments

The Company classifies the majority of its investment securities as available-for-sale. Investment securities, consisting of corporate and municipal bonds and notes and United States government securities, are reported at fair value with the related unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Investments in securities with maturities of less than one year or where management’s intent is to use the investments to fund current operations are classified as short-term investments. Investments, other than certain auction rate securities (“ARS”) with maturities of greater than one year are classified as long-term investments.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has ARS that are classified as available-for-sale securities and are reported as long term, as the Company does not believe that they will be able to liquidate these securities in the next twelve months. The Company has no intent to sell, won’t be required to sell, and believes it will hold these securities until recovery. The Company also has ARS that are classified as trading investment securities and are reported as short term, as the Company has the option to liquidate these securities within the next twelve months through a guaranteed program with the Company’s investment manager. The Company used a discounted cash flow analysis to determine the fair value of ARS. The assumptions the Company used in preparing the discounted cash flow model include estimates for interest rates; estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods for the ARS.

Concentration of Credit Risk

The Company extends credit to customers and is therefore subject to credit risk. The Company performs initial and ongoing credit evaluations of its customers’ financial condition and does not require collateral. An allowance for doubtful accounts is recorded to account for potential bad debts. Estimates are used in determining the allowance for doubtful accounts and are based upon an assessment of selected accounts and as a percentage of remaining accounts receivable by aging category. In determining these percentages, the Company evaluates historical write-offs, and current trends in customer credit quality, as well as changes in credit policies. At September 30, 2009, Avnet Technology Solutions and Ingram Micro, Inc. accounted for 11.6% and 10.7% of our accounts receivable, respectively.

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

Fair Value of Financial Instruments

Short-term and long-term investments are recorded at fair value as the underlying securities are classified as available-for-sale with any unrealized gain or loss being recorded to other comprehensive income and trading investment securities are marked-to-market through other income at each reporting period. The fair value is determined using quoted market prices for the securities held with the exception of ARS, which are valued based on a discounted cash flow model.

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

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories consist of the following (in thousands):

	Years Ended
	September 30,
	2009	2008

Finished goods	$11,221	$6,391
Raw materials	2,598	3,757

	$13,819	$10,148

Restricted Cash

Restricted cash primarily represents escrow accounts established in connection with lease agreements for the Company’s corporate headquarters and, to a lesser extent, the Company’s international facilities. Under the terms of the lease for the Company’s corporate headquarters, the amount required to be held in escrow reduces and eventually eliminates at various dates throughout the duration of the lease term. During fiscal year 2009, the amount required to be held in escrow was $2.4 million as set forth in the lease agreement for the Company’s corporate headquarters.

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

Property and equipment consist of the following (in thousands):

	Years Ended
	September 30,
	2009	2008

Computer equipment	$54,974	$50,878
Office furniture and equipment	9,467	10,334
Leasehold improvements	35,092	34,069

	99,533	95,281
Accumulated depreciation and amortization	(60,162)	(47,724)

	$39,371	$47,557

Depreciation and amortization expense totaled approximately $18.4 million, $16.3 million, and $11.7 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company tests goodwill for impairment on an annual basis and between annual tests in certain circumstances, and goodwill is written down when impaired. Goodwill of $150.2 million was recorded in connection with the acquisition of Acopia Networks, Inc. (“Acopia”) in the fourth quarter of 2007, goodwill of $32.0 million was recorded in connection with the acquisition of Swan Labs, Inc. (“Swan Labs”) in fiscal year 2006, goodwill of $25.5 million was recorded in connection with the acquisition of MagniFire

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Websystems, Inc. in fiscal year 2004 and goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in fiscal year 2003.

The Company performs its annual goodwill impairment test during the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. In March 2009, the Company completed its annual impairment test and concluded that there was no impairment of goodwill. The Company has considered the assumptions used in the test and notes that no reasonably possible changes would reduce the fair value of the reporting unit to such a level that would cause an impairment charge. Additionally, as a result of the current economic environment, the Company considered potential impairment indicators throughout the year and at September 30, 2009 and noted no indicators of impairment.

Other Assets

Other assets primarily consist of software development costs, acquired and developed technology and customer relationships.

Software development costs are charged to research and development expense in the period incurred until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of each product. Capitalized software development cost are amortized over the remaining estimated economic life of the product. The establishment of technological feasibility and the ongoing assessment of recoverability of costs require considerable judgment by the Company with respect to certain internal and external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in hardware and software technology. The Company did not capitalize any software development costs in fiscal year 2009. During fiscal year 2008, the Company capitalized $1.7 million of software development costs. The Company did not capitalize any software development costs in fiscal year 2007. Amortization costs related to capitalized software development were $421,000, $202,000, and $249,000 for fiscal years 2009, 2008, and 2007, respectively and have been recorded as additional cost of product revenues.

Acquired and developed technology and customer relationship assets are recorded at cost and amortized over their estimated useful lives of five years. The estimated useful life of these assets is assessed and evaluated for reasonableness periodically. Acquired technology of $15.0 million in fiscal 2007 and $8.0 million in fiscal 2006 was recorded in connection with the acquisitions of Acopia and Swan Labs, respectively. Amortization expense related to acquired technology, which is charged to cost of product revenues, totaled $5.3 million, $6.1 million and $3.4 million during the fiscal years 2009, 2008 and 2007, respectively.

Amortization of all other intangible assets, including customer relationships, patents and trademarks was $1,003,000, $969,000 and $486,000 during the fiscal years 2009, 2008 and 2007, respectively.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated fair value. No impairment of long-lived assets was noted as of and for the year ended September 30, 2009.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company’s products are integrated with software that is essential to the functionality of the equipment. Accordingly, the Company recognizes revenue in accordance with the accounting guidance for software products and disclosure under GAAP.

The Company sells products through distributors, resellers, and directly to end users. The Company recognizes product revenue upon shipment, net of estimated returns, provided that collection is determined to be reasonably assured and no significant performance obligations remain. In certain regions where the Company does not have the ability to reasonably estimate returns, the Company defers revenue on sales to its distributors until they have received information from the channel partner indicating that the distributor has sold the product to its customer. Payment terms to domestic customers are generally net 30 days to net 45 days. Payment terms to international customers range from net 30 days to net 90 days based on normal and customary trade practices in the individual markets. The Company offers extended payment terms to certain customers, in which case, revenue is recognized when payments are due.

Whenever product, training and post-contract customer support (“PCS”) elements are sold together, a portion of the sales price is allocated to each element based on their respective fair values as determined when the individual elements are sold separately. The Company determines fair value based on the type of customer and region in which the package is sold. Where fair value of certain elements are not available, the Company recognizes revenue on the “residual method” based on the fair value of undelivered elements. Revenues from the sale of product are recognized when the product has been shipped and the customer is obligated to pay for the product. When rights of return are present and the Company cannot estimate returns, it recognizes revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes a limited period of telephone support updates, repair or replacement of any failed product or component that fails during the term of the agreement, bug fixes and rights to upgrades, when and if available. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.

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

The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of September 30, 2009, 2008 and 2007 were not considered material.

Research and Development

Research and development expenses consist of salaries and related benefits of product development personnel, prototype materials and expenses related to the development of new and improved products, and an allocation of facilities and depreciation expense. Research and development expenses are reflected in the statements of income as incurred.

In-Process Research and Development

Acquired in-process research and development (“IPR&D”) reflects the amount allocated to IPR&D that the Company acquired in acquisitions. IPR&D represents the present value of estimated after-tax cash flows expected to be generated by purchased technology, which, at the acquisition date, had not yet reached technological feasibility and had no alternative future use. The Company recorded $14.0 million of IPR&D in fiscal 2007 related to its acquisition of Acopia.

Advertising

Advertising costs are expensed as incurred. The Company incurred $1.3 million, $1.5 million and $2.2 million in advertising costs during the fiscal years 2009, 2008 and 2007, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred tax assets is based on historical tax positions and estimates of future taxable income. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

In fiscal year 2008, the Company began assessing whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefits to be recognized in the financial statements from such a position is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The new guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Foreign Currency

The functional currency for the Company’s foreign subsidiaries is the local currency in which the respective entity is located, with the exception of F5 Networks, Ltd., in the United Kingdom that uses the U.S. dollar as its functional currency. An entity’s functional currency is determined by the currency of the economic environment in which the majority of cash is generated and expended by the entity. The financial statements of all majority-owned subsidiaries and related entities, with a functional currency other than the U.S. dollar, have been translated into U.S. dollars. All assets and liabilities of the respective entities are translated at year-end exchange rates and all revenues and expenses are translated at average rates during the respective period. Translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) in shareholder’s equity.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period of exchange. The net effect of foreign currency gains and losses was not significant during the fiscal years ended September 30, 2009, 2008 and 2007.

Segments

The Company discloses certain information about its operating segments, which are determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. Management has determined that the Company operated in one segment for fiscal 2009 and prior years and will continue to evaluate its reporting structure prospectively.

Stock-Based Compensation

The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $56.1 million, $60.6 million and $41.2 million of stock-based compensation expense for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. As of September 30, 2009, there was $82.5 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.

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

	Stock Option Plan			Employee Stock Purchase Plan
	Years Ended September 30,			Years Ended September 30,
	2009	2008	2007	2009	2008	2007

Risk-free interest rate	2.01%	2.87%	4.46%	0.31%	1.73%	5.03%
Expected dividend	—	—	—	—	—	—
Expected term	4.2 years	4.1 years	6.3 years	0.5 years	0.5 years	0.5 years
Expected volatility	53.01%	52.64%	65.76%	47.00%	65.91%	42.62%

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Expected volatility is based on the annualized daily historical volatility of the Company’s stock price commensurate with the expected life of the option. Expected term of the option is based on an evaluation of the historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years. The Company’s stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The average estimated forfeiture rate for grants awarded to the Company’s executive officers and

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Board of Directors was approximately 4% and the average estimated forfeiture rate for grants awarded to all other employees was approximately 11% in fiscal 2009. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

In August 2009, the Company granted 420,000 RSUs to certain current executive officers. Fifty percent of the aggregate number of RSUs granted at such time vest in equal quarterly increments over two years, until such portion of the grant is fully vested on August 1, 2011. Twenty-five percent of the RSU grant, or a portion thereof, is subject to the Company achieving specified quarterly revenue and EBITDA goals during the period beginning in the fourth quarter of fiscal year 2009 through the third quarter of fiscal year 2010. Fifty percent of the quarterly performance stock grant is based on achieving at least 80% of the quarterly revenue goal and the other 50% is based on achieving at least 80% of the quarterly EBITDA goal. The quarterly performance stock grant is paid linearly above 80% of the targeted goals. At least 100% of both goals must be attained in order for the quarterly performance stock grant to be awarded over 100%. Each goal is evaluated individually and subject to the 80% achievement threshold and 100% over-achievement threshold. The remaining twenty-five percent is subject to the Company achieving specified quarterly goals during the period beginning in the fourth quarter of fiscal year 2010 through the third quarter of fiscal year 2011, as will be set by the Compensation Committee of the Company’s Board of Directors.

In August 2008, the Company granted 383,400 RSUs to certain current executive officers. Fifty percent of the aggregate number of RSUs granted at such time vest in equal quarterly increments over two years, until such portion of the grant is fully vested on August 1, 2010. Twenty-five percent of the RSU grant, or a portion thereof, was subject to the Company achieving specified percentage increases in total revenue during the period beginning in the fourth quarter of fiscal year 2008 through the third quarter of fiscal year 2009, relative to the same periods in fiscal years 2007 and 2008 (the “2008 Performance Award”). Approximately half of this twenty-five percent was earned in fiscal year 2009. The remaining twenty-five percent is subject to the Company achieving specified quarterly revenue and EBITDA goals during the period beginning in the fourth quarter of fiscal year 2009 through the third quarter of fiscal year 2010, as set by the Compensation Committee of the Company’s Board of Directors.

In August 2007, the Company granted 276,400 RSUs to certain current executive officers. Fifty percent of the aggregate number of RSUs granted at such time vest in equal quarterly increments over two years, and was fully vested on August 1, 2009. Twenty-five percent of the RSU grant was subject to the Company achieving specified percentage increases in total revenue during the period beginning in the fourth quarter of fiscal year 2007 through the third quarter of fiscal year 2008, relative to the same periods in fiscal years 2006 and 2007 (the “2007 Performance Award”). This twenty-five percent was fully earned in fiscal 2008. The remaining twenty-five percent was subject to the Company achieving specified percentage increases in total revenue during the period beginning in the fourth quarter of fiscal year 2008 through the third quarter of fiscal year 2009, relative to the same periods in fiscal years 2007 and 2008. Approximately half of this twenty-five percent was earned in fiscal 2009.

The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment. Performance conditions for these awards were not met in the second and third fiscal quarters of 2009 and as such, no compensation cost was incurred.

Earnings Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended September 30,
	2009	2008	2007

Numerator
Net income	$91,535	$74,331	$77,000
Denominator
Weighted average shares outstanding — basic	78,842	82,290	83,205
Dilutive effect of common shares from stock options and restricted stock units	1,231	1,138	1,932

Weighted average shares outstanding — diluted	80,073	83,428	85,137

Basic net income per share	$1.16	$0.90	$0.93

Diluted net income per share	$1.14	$0.89	$0.90

Approximately 0.4 million, 0.6 million, and 0.2 million of common shares potentially issuable from stock options for the years ended September 30, 2009, 2008 and 2007 are excluded from the calculation of diluted earnings per share because the exercise price was greater than the market price.

Recent Accounting Pronouncements

In December 2007, the FASB issued ASC 810-10, Consolidation — Overall (“ASC 810-10”), which amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810-10 is effective for the Company’s fiscal years beginning October 1, 2009 and the Company does not expect its adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued ASC Topic 805, Business Combinations (“ASC 805”), which establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. ASC 805 is effective for business combinations for which the acquisition date is on or after October 1, 2009. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

In April 2009, the FASB issued ASC 820-10-65, Fair Value Measurements and Disclosures — Overall — Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. This statement also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, ASC 820-10-65 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The Company adopted the statement in the third quarter of fiscal year 2009. The adoption of ASC 820-10-65 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued ASC 320-10, Investments — Debt and Equity Securities — Overall (“ASC 320-10”). This guidance amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under ASC 320-10, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, this guidance changes the presentation of

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. The Company adopted ASC 320-10 in the third quarter of fiscal year 2009. The adoption of this statement did not impact the Company as there have been no credit losses or other-than-temporary impairment losses on the Company’s available-for-sale securities in prior periods.

In April 2009, the FASB issued ASC 825-10-65, Financial Instruments — Overall — Transition and Open Effective Date Information (“ASC 825-10-65”). This guidance requires interim disclosures regarding the fair values of financial instruments that are within the scope of ASC 825-10. Additionally, this guidance requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. The Company adopted ASC 820-10-65 in the third quarter of fiscal year 2009. The adoption of this statement does not change the accounting treatment for these financial instruments.

In May 2009, the FASB issued ASC 855-10, Subsequent Events — Overall (“ASC 855-10”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted ASC 855-10 in the third quarter of fiscal year 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated results of operations or financial condition.

2.	Fair Value Measurements

In accordance with the authoritative guidance on fair value measurements and disclosure under GAAP, the Company determines fair value using a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity, and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances and expands disclosure about fair value measurements.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in our principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date, essentially the exit price.

The levels of fair value hierarchy are:

Level 1:  Quoted prices in active markets for identical assets and liabilities at the measurement date.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Level 1 investments are valued based on quoted market prices in active markets and include the Company’s cash equivalent investments. Level 2 investments, which include investments that are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include the Company’s certificates of deposit, corporate bonds and notes, municipal bonds and notes and U.S. government securities.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company. The Company considers observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market.

The Company adopted the fair value hierarchy for financial assets and liabilities on October 1, 2008, the first day of fiscal 2009. The adoption did not have a material effect on the consolidated financial statements. The Company is currently evaluating the impact on its non-financial assets and liabilities, which will be effective at the beginning of fiscal year 2010.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2009, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets for	Other Observable	Significant	Fair Value at
	Identical Securities	Inputs	Unobservable Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2009

Cash equivalents	$19,789	$—	$—	$19,789
Short-term investments
Available-for-sale securities — certificates of deposit	—	3,122	—	3,122
Available-for-sale securities — corporate bonds and notes	—	34,524	—	34,524
Available-for-sale securities — municipal bonds and notes	—	107,345	—	107,345
Available-for-sale securities — U.S. government securities	—	36,741	—	36,741
Trading securities — auction rate securities	—	—	24,559	24,559
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	48,678	—	48,678
Available-for-sale securities — municipal bonds and notes	—	72,979	—	72,979
Available-for-sale securities — U.S. government securities	—	120,092	—	120,092
Available-for-sale securities — auction rate securities	—	—	15,545	15,545
Put option (Note 3)	—	—	1,491	1,491

Total	$19,789	$423,481	$41,595	$484,865

Due to the auction failures of the Company’s ARS that began in the second quarter of fiscal 2008, there are still no quoted prices in active markets for identical assets as of September 30, 2009. Therefore, the Company has classified its ARS as level 3 financial assets. The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

	Significant	Significant
	Unobservable Inputs	Unobservable Inputs
	(Level 3)(1)	(Level 3)(2)

Balance, beginning of period	$43,151	$53,350
Total losses realized or unrealized:
Included in earnings (other income, net)	114	(1,491)
Included in other comprehensive income	(56)	(3,455)
Recognition of put option to earnings	(114)	1,491
Settlements	(1,500)	(8,300)
Transfers into and/or out of level 3	—	—

Balance, September 30, 2009	$41,595	$41,595

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Beginning balance represents the fair value of the Company’s investments in ARS as of June 30, 2009

(2)	Beginning balance represents the fair value (par value) of the Company’s investments in ARS as of February 1, 2008 prior to auction failures

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain ARS for which there was a decrease in the observation of market pricing. At September 30, 2009, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at September 30, 2009.

3.	Short-Term and Long-Term Investments

Short-term investments consist of the following (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2009
Certificates of deposit	$3,120	$2	$—	$3,122
Corporate bonds and notes	34,325	201	(2)	34,524
Municipal bonds and notes	106,491	854	—	107,345
Auction rate securities	24,559	—	—	24,559
U.S. government securities	36,646	96	(1)	36,741

	$205,141	$1,153	$(3)	$206,291

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2008
Corporate bonds and notes	$3,033	$—	$(69)	$2,964
Municipal bonds and notes	40,587	138	(30)	40,695
U.S. government securities	68,301	38	(115)	68,224

	$111,921	$176	$(214)	$111,883

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term investments consist of the following (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2009
Corporate bonds and notes	$48,194	$508	$(24)	$48,678
Municipal bonds and notes	72,202	777	—	72,979
Auction rate securities	19,000	—	(3,455)	15,545
U.S. government securities	119,447	649	(4)	120,092

	$258,843	$1,934	$(3,483)	$257,294

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2008
Corporate bonds and notes	$12,815	$—	$(456)	$12,359
Municipal bonds and notes	100,154	57	(361)	99,850
Auction rate securities	52,250	—	(4,728)	47,522
U.S. government securities	101,534	111	(290)	101,355

	$266,753	$168	$(5,835)	$261,086

The amortized cost and fair value of fixed maturities at September 30, 2009, by contractual years-to-maturity, are presented below (in thousands):

	Cost or
	Amortized
	Cost	Fair Value

One year or less	$205,141	$206,291
Over one year through five years	258,843	257,294

	$463,984	$463,585

The cost or amortized cost values of the Company’s ARS include $19.0 million of available-for-sale securities and $24.6 million of trading investment securities as of September 30, 2009 and $52.3 million of available-for-sale securities and no trading investment securities as of September 30, 2008.

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2009 (in thousands):

			12 Months or
	Less Than 12 Months		Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2009
Corporate bonds and notes	12,461	26	—	—	12,461	26
Auction rate securities	—	—	15,545	3,455	15,545	3,455
U.S. government securities	22,997	5	—	—	22,997	5

Total	$35,458	$31	$15,545	$3,455	$51,003	$3,486

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for fiscal 2009 were primarily caused by reductions in the values of the ARS due to the illiquid markets and were partially offset by unrealized gains related to interest rate decreases.

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

In October 2008, the Company entered into an agreement (“the Agreement”) with UBS whereby UBS would purchase eligible ARS it sold to the Company prior to February 13, 2008. Under the terms of the Agreement, and at the Company’s discretion, UBS will purchase eligible ARS from the Company at par value (“Put Option”) during the period of June 30, 2010 through July 2, 2012. The Company expects to sell its eligible ARS under the Agreement. However, if the Company does not exercise its rights to sell its eligible ARS under the Agreement before July 2, 2012 this Put Option will expire and UBS will have no further rights or obligations to buy the Company’s ARS. So long as the Company holds its ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. The Company elected to measure the Put Option under the fair value option, and recorded a benefit of approximately $1.5 million pre-tax for the year ended September 30, 2009. These securities were recorded as short term at September 30, 2009, as the Company has the option to liquidate these securities within the next twelve months. The Company transferred these ARS from available-for-sale to trading investment securities in the first quarter of fiscal 2009. As a result of accepting the Put Option and reclassifying the ARS from available-for-sale to trading investment securities, the Company recognized an other-than-temporary impairment loss of approximately $1.5 million pre-tax as of September 30, 2009, reflecting a reversal of the related unrealized loss that was previously recorded in other comprehensive loss. The recording of the fair value of the Put Option and the recognition of the other-than-temporary impairment loss resulted in no impact to the consolidated income statement for year ended September 30, 2009. The Company believes that the appropriate presentation of these available-for-sale securities of $15.5 million is long-term investments as reflected in the Company’s consolidated balance sheet at September 30, 2009, as the Company does not believe it will be able to liquidate these securities in the next twelve months.

4.	Business Combinations

The Company’s acquisitions are accounted for under the purchase method of accounting. The total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions provided by management, and other information compiled by management, including independent valuations, prepared by valuation specialists that utilize established valuation techniques appropriate for the technology industry. Goodwill is not amortized but instead is tested for impairment at least annually.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year 2007 Acquisition of Acopia

On September 12, 2007, the Company acquired all of the capital stock of Acopia, a privately held Delaware corporation headquartered in Lowell, Massachusetts for $207.8 million in cash. The Company also incurred $2.2 million of direct transaction costs for a total purchase price of approximately $210.0 million. Acopia provides high-performance, intelligent file virtualization solutions. These solutions are complementary to Company’s strategy of optimizing the application infrastructure from the core of the datacenter to the edge of the network. As a result of the merger, the Company acquired all the assets of Acopia, all property, equipment and other assets that Acopia used in its business and assumed all the liabilities of Acopia. The results of operations of Acopia have been included in the Company’s consolidated financial statements from the date of acquisition.

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

Developed technology, customer relationships and trade name will be amortized on a straight-line basis over their estimated useful life of five years. The non-compete agreement will be amortized on a straight-line basis over the thirty-six month term of the agreement.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Balance Sheet Details

Other Assets

Other assets consist of the following (in thousands):

	Years Ended
	September 30,
	2009	2008

Acquired and developed technology and software development cost	$11,393	$17,079
Deposits and other	8,775	8,575

	$20,168	$25,654

Amortization expense related to other assets was approximately $6.7 million, $7.3 million, and $4.2 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

Intangible assets consist of the following (in thousands):

	2009			2008
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Acquired and developed technology and software development cost	$33,474	$(22,081)	$11,393	$33,474	$(16,395)	$17,079
Customer relationships	2,699	(1,354)	1,345	2,699	(814)	1,885
Patents and trademarks	2,964	(1,459)	1,505	2,259	(1,103)	1,156
Trade names	200	(83)	117	200	(43)	157
Non-compete covenants	200	(139)	61	200	(72)	128

	$39,537	$(25,116)	$14,421	$38,832	$(18,427)	$20,405

Estimated amortization expense for intangible assets for the five succeeding fiscal years is as follows (in thousands):

2010	$6,033
2011	$4,188
2012	$3,613
2013	$118
2014	$51

$14,003

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	Years Ended
	September 30,
	2009	2008

Payroll and benefits	$33,302	$28,249
Sales and marketing	1,768	1,719
Restructuring	478	—
Warranty	600	600
Income taxes	8,230	8,913
Other	8,854	8,570

	$53,232	$48,051

Other Long Term Liabilities

Other long term liabilities consist of the following (in thousands):

	Years Ended
	September 30,
	2009	2008

Income tax accrual	$6,050	$4,095
Deferred rent and other	8,323	10,727

	$14,373	$14,822

6.	Income Taxes

The United States and international components of income before income taxes are as follows (in thousands):

	Years Ended September 30,
	2009	2008	2007

United States	$128,537	$109,344	$121,595
International	3,111	8,920	6,098

	$131,648	$118,264	$127,693

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes (benefit) consists of the following (in thousands):

	Years Ended September 30,
	2009	2008	2007

Current
U.S. federal	$41,948	$45,820	$42,439
State	1,631	1,718	2,240
Foreign	1,790	2,489	1,208

Total	45,369	50,027	45,887
Deferred
U.S. federal	(3,317)	(5,783)	5,288
State	25	(331)	302
Foreign	(1,964)	20	(784)

Total	(5,256)	(6,094)	4,806

	$40,113	$43,933	$50,693

The effective tax rate differs from the U.S. federal statutory rate as follows (in thousands):

	Years Ended September 30,
	2009	2008	2007

Income tax provision at statutory rate	$46,075	$41,393	$44,694
State taxes, net of federal benefit	2,121	2,187	2,432
Impact of international operations	(1,262)	(696)	(1,689)
Research and development and other credits	(5,954)	(1,709)	(4,795)
Domestic manufacturing deduction	(3,346)	(2,326)	—
In-process research and development write-down	—	—	5,180
Impact of stock compensation	2,411	4,491	3,482
Other	68	593	1,389

	$40,113	$43,933	$50,693

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	Years Ended September 30,
	2009	2008

Deferred tax assets
Net operating loss carry-forwards	$27,853	$29,784
Allowance for doubtful accounts	1,581	1,446
Accrued compensation and benefits	3,399	2,978
Inventories and related reserves	1,871	497
Other accruals and reserves	22,469	21,299
Depreciation	3,169	2,275
Tax credit carry-forwards	4,296	3,664

	64,638	61,943
Deferred tax liabilities
Purchased intangibles and other	(7,610)	(9,116)

Net deferred tax assets	$57,028	$52,827

At September 30, 2009, the Company had U.S. net operating loss carry-forwards of approximately $69.7 million, a portion of which begins to expire in fiscal 2022 if not utilized. All U.S. net operating loss carry-forwards relate to entities acquired by the Company and are limited in use by I.R.C. Sec. 382. At September 30, 2009, the Company also had net operating loss carry-forwards of approximately $15.6 million related to operations in the United Kingdom that carry forward indefinitely. At September 30, 2009 the Company also had federal research and development credit carry-forwards of approximately $2.4 million which, if not utilized, will begin to expire in 2022 and state research and development and investment credit carry-forwards of approximately $1.9 million, which if not utilized, may begin to expire in fiscal year 2017. The aforementioned credit carry-forwards are limited in use under I.R.C. Sec. 383. At September 30, 2008 the Company had approximately $80.6 million of net operating loss carry-forwards of which approximately $413,000 were related to operations in the United Kingdom which carry-forward indefinitely. At September 30, 2008, the Company had federal research credit and other credit carry-forwards of approximately $2.4 million and state research and investment credit carry-forwards of approximately $1.2 million.

United States income and foreign withholding taxes have not been provided on approximately $5.2 million of undistributed earnings from the Company’s international subsidiaries. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries because the Company currently does not expect to remit those earnings in the foreseeable future. Determination of the amount of unrecognized deferred tax liability related to undistributed earnings of foreign subsidiaries is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

Several occurrences in fiscal year 2009 are responsible for the significant change in the effective tax rate between fiscal year 2009 and fiscal year 2008. The significant change in the effective tax rate between fiscal year 2009 and 2008 was the result of the Company deducting for tax purposes compensation related to equity awards in a major foreign tax jurisdiction effective for the quarter ending March 31, 2009, the reinstatement into law on October 3, 2008 retroactive to January 1, 2008 of the federal tax credit for increasing research activities for qualifying expenditures through December 31, 2009 and deductions obtained for U.S. tax purposes relative to the cessation of operations of a foreign subsidiary in the quarter ending September 30, 2009.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes the financial statement impact of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest impact that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal years 2009 and 2008:

	2009	2008

Balance, beginning of period	$4,075	$3,810
Gross increases related to prior period tax positions	642	—
Gross increases related to current period tax positions	1,124	265

Balance, end of period	$5,841	$4,075

The Company recognizes interest and, if applicable, penalties (not included in the “unrecognized tax benefits” table above) for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. In the years ended September 30, 2009 and 2008, the Company accrued approximately $193,000 and $146,000, respectively, of interest expense related to its liability for unrecognized tax benefits. No penalties were recognized in fiscal 2009 or 2008 or accrued for at September 30, 2009 and 2008.

All unrecognized tax benefits, if recognized, would affect the effective tax rate. Due to an ongoing audit by the Internal Revenue Service it is reasonably possible that the reserves may change within the next 12 months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2005 and is currently under examination by the Internal Revenue Service for the fiscal years ended September 30, 2007 and September 30, 2008. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Australia and Germany. Periods open for review by local taxing authorities are fiscal years 2006, 2003, 2004 and 2003 for the United Kingdom, Japan, Australia and Germany, respectively. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years ended 2005 and 2006 tax returns filed in various states and the fiscal year ended 2006 federal income tax return.

7.	Shareholders’ Equity

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

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options is recognized over the vesting period. The Company has adopted a number of stock-based compensation plans as discussed below.

1998 Equity Incentive Plan.  In November 1998, the Company adopted the 1998 Equity Incentive Plan, or the 1998 Plan, which provides for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses for employees and other service providers. The 1998 Plan expired on November 11, 2008. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 1998 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. During the fiscal years 2009 and 2008, the Company issued no stock options, stock purchase awards or stock bonuses under this plan. As of September 30, 2009, there were options to purchase 562,261 shares outstanding, no unvested stock bonuses, and no shares available for awards under the 1998 Plan.

1999 Employee Stock Purchase Plan.  In May 1999, the board of directors approved the adoption of the 1999 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan. A total of 6,000,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The Employee Stock Purchase Plan has been implemented in a series of offering periods, each 6 months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. As of September 30, 2009 there were 2,432,528 shares available for awards under the Employee Stock Purchase Plan.

2000 Equity Incentive Plan.  In July 2000, the Company adopted the 2000 Employee Equity Incentive Plan, or the 2000 Plan, which provides for discretionary grants of non-qualified stock options, stock purchase awards and stock bonuses for non-executive employees and other service providers. A total of 7,000,000 shares of common stock have been reserved for issuance under the 2000 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 2000 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. As of September 30, 2009, there were options to purchase 490,455 shares outstanding and no shares available for awards under the 2000 Plan. The Company terminated the 2000 Plan effective November 1, 2008 and no additional shares may be issued from the 2000 Plan.

New Hire Incentive Plans.  In August 2004, the Company adopted a non-qualified stock option plan, or the Triebes Plan, in connection with the hiring of Karl Triebes, the Company’s Senior Vice President of Product Development and Chief Technical Officer. The Triebes Plan provided for a grant of 600,000 non-qualified stock options for Mr. Triebes. As of September 30, 2009, there were options to purchase 113,000 shares outstanding and no shares available for awards under the Triebes Plan. Upon certain changes in control of the Company, 100% of all outstanding and unvested options remaining under the Triebes Plan will vest and become immediately exercisable.

Acquisition Incentive Plans.  In July 2003, the Company adopted the uRoam Acquisition Equity Incentive Plan, or the uRoam Plan, in connection with the hiring of the former employees of uRoam, Inc. A total of 500,000 shares of common stock were reserved for issuance under the uRoam Plan. The plan provided for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses. The Company has not granted any stock purchase awards or stock bonuses under this plan. As of September 30, 2009 there were options to purchase 21,330 shares outstanding and no shares available for awards under the uRoam Plan.

In July 2004, the Company adopted the MagniFire Acquisition Equity Incentive Plan, or the MagniFire Plan, in connection with the hiring of the former employees of MagniFire Websystems, Inc. A total of

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

830,000 shares of common stock were reserved for issuance under the MagniFire Plan. The plan provides for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses. The Company has not granted any stock purchase awards or stock bonuses under this plan. As of September 30, 2009 there were options to purchase 32,798 shares outstanding and no shares available for awards under the MagniFire Plan.

Options that expire under the uRoam Plan or the MagniFire Plan, whether due to termination of employment or otherwise, are not available for future grant.

In August 2007, the Company adopted the 2007 Acopia Acquisition Equity Incentive Plan, or the 2007 Acopia Plan. The 2007 Acopia Plan provides for discretionary grants of non-statutory stock options and stock units for employees, directors and consultant of Acopia to whom the Company offers employment in connection with the Company’s acquisition of Acopia. A total of 600,000 shares of common stock have been reserved for issuance under the 2007 Acopia Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding Stock Awards under the 2007 Acopia Plan. During the fiscal year 2009, the Company issued no stock options or stock units under the 2007 Acopia Plan. As of September 30, 2009, there were no stock options outstanding and no shares available for awards under the 2007 Acopia Plan. The Company terminated the 2007 Acopia Plan effective November 1, 2008 and no additional shares may be issued from the 2007 Acopia Plan.

In connection with the Company’s acquisition of Acopia, the Company assumed the Acopia 2001 Stock Incentive Plan, or the Acopia Plan. Unvested options to acquire Acopia’s common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 2,230,703 shares of common stock were reserved for issuance under the Acopia Plan. The plan provides for discretionary grants of non-qualified and incentive stock options, restricted stock awards and other stock-based awards to persons who were employees, officers, directors, consultants or advisors to Acopia on or prior to September 12, 2007. During the fiscal year 2009, the Company issued no stock options or stock units under the Acopia Plan. As of September 30, 2009, there were options to purchase 139,147 shares outstanding and no shares available for awards under the Acopia Plan. The Company terminated the Acopia Plan effective November 1, 2008 and no additional shares may be issued from the Acopia Plan.

2005 Equity Incentive Plan.  In December 2004, the Company adopted the 2005 Equity Incentive Plan, or the 2005 Plan, which provides for discretionary grants of non-statutory stock options and stock units for employees, including officers, and other service providers. A total of 12,400,000 shares of common stock have been reserved for issuance under the 2005 Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding Stock Awards under the 2005 Plan. During the fiscal year 2009, the Company issued no stock options and 1,892,582 stock units under the 2005 Plan. As of September 30, 2009, there were options to purchase 60,000 shares outstanding and 5,193,620 shares available for awards under the 2005 Plan.

A majority of the restricted stock units granted in fiscal 2009, 2008 and 2007 vest quarterly over a two-year period. The restricted stock units were granted during fiscal 2009, 2008 and 2007 with a per-share weighted average fair value of $36.31, $30.47 and $40.98, respectively. Restricted stock units were granted during the fourth quarter of fiscal year 2005 with a per share weighted average fair value of $22.30. The fair value of restricted stock vested during fiscal years 2009, 2008 and 2007 was $41.0 million, $36.5 million and $45.3 million, respectively.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock unit activity under the 2005 Plan is as follows:

		Weighted
		Average
	Outstanding	Grant Date
	Stock Units	Fair Value

Balance, September 30, 2007	1,968,416	$30.84
Units granted	1,700,162	29.13
Units vested	(1,224,797)	28.93
Units cancelled	(162,654)	37.31

Balance, September 30, 2008	2,281,127	$30.13
Units granted	1,892,582	36.75
Units vested	(1,232,598)	27.79
Units cancelled	(134,852)	32.50

Balance, September 30, 2009	2,806,259	$35.51

A summary of stock option activity under all of the Company’s plans is as follows:

	Options Outstanding
		Weighted
		Average
	Number of	Exercise Price
	Shares	per Share

Balance at September 30, 2007	2,755,691	$16.10
Options granted	—	—
Options exercised	(664,610)	11.73
Options cancelled	(125,004)	18.52

Balance at September 30, 2008	1,966,077	$17.43
Options granted	—	—
Options exercised	(498,174)	14.54
Options cancelled	(48,912)	30.40

Balance at September 30, 2009	1,418,991	$17.99

No stock options were granted in fiscal years 2009 or 2008. The weighted-average fair value per share at the date of grant for options granted with exercise prices equal to market was $15.95 for fiscal year 2007. For fiscal year 2007, there were no options granted with exercise prices less than market.

The total intrinsic value of options exercised during fiscal 2009, 2008 and 2007 was $8.4 million, $10.2 million and $32.0 million, respectively.

		Weighted	Weighted
		Average	Average
		Remaining	Exercise	Aggregate
	Number of	Contractual	Price	Intrinsic
	Shares	Life (in Years)	per Share	Value(1)
				(In thousands)

Stock options outstanding	1,418,991	3.56	$17.99	$31,775

Exercisable	1,338,561	3.33	$17.43	$30,794

Vested and expected to vest	1,417,349	3.55	$17.98	$31,761

(1)	Aggregate intrinsic value represents the difference between the fair value of the Company’s common stock underlying these options at September 30, 2009 and the related exercise prices.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2009, equity based awards (including stock option and stock units) are available for future issuance as follows:

Awards
Available for
Grant

Balance, September 30, 2007	6,039,029
Granted	(2,251,852)
Exercised	—
Cancelled	314,558
Additional shares reserved (terminated), net	(36,343)

Balance, September 30, 2008	4,065,392

Granted	(1,892,582)
Exercised	—
Cancelled	264,579
Additional shares reserved (terminated), net	2,756,231

Balance, September 30, 2009	5,193,620

As of September 30, 2009, there was $82.5 million of total unrecognized compensation cost, related to unvested stock options and restricted stock units, the majority of which will be recognized ratably over the next two years. A forfeiture assumption of approximately four percent is utilized when arriving at the amount of stock compensation expense for executive officers and the Company’s Board of Directors. A forfeiture assumption of approximately eleven percent is utilized when arriving at the amount of stock compensation expense for all other employees. The Company recognized $56.1 million, $60.6 million and $41.2 million of pre-tax stock compensation expense for the years ended September 30, 2009, 2008 and 2007, respectively.

8.	Commitments and Contingencies

Operating Leases

The majority of the Company’s operating lease payments relate to the Company’s three building corporate headquarters in Seattle, Washington. The lease on the first and second buildings commenced in July and October of 2000. The lease for both buildings expires in 2012 with an option for renewal. The second building has been partially subleased through 2012. The lease on the third building commenced in June 2008 and will expire in 2018. The Company also leases additional office space for product development and sales and support personnel in the United States and internationally.

In October 2006, the Company entered into an office lease agreement to lease a total of approximately 137,000 square feet of office space in a building known as 333 Elliott West, which is adjacent to the three buildings that serve as the Company’s corporate headquarters. The lease expires in 2018. During 2008, the Company entered into two separate sublease agreements to sublease approximately 112,500 square feet of building 333 Elliott West. These sublease terms expire in 2011 and 2013, respectively.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum operating lease payments, net of sublease income, are as follows (in thousands):

	Gross Lease	Sublease	Net Lease
	Payments	Income	Payments

2010	17,704	7,159	10,545
2011	14,371	6,832	7,539
2012	11,905	4,844	7,061
2013	7,102	1,983	5,119
2014	6,603	338	6,265
Thereafter	20,402	85	20,317

	$78,087	$21,241	$56,846

Rent expense under non-cancelable operating leases amounted to approximately $15.6 million, $15.8 million, and $10.4 million for the fiscal years ended September 30, 2009, 2008, and 2007, respectively.

Purchase Obligations

Purchase obligations are comprised of purchase commitments with our contract manufacturers. The agreement with our primary contract manufacturer allows them to procure component inventory on our behalf based on our production forecast. We are obligated to purchase component inventory that the contract manufacturer procures in accordance with the forecast, unless cancellation is given within applicable lead times. As of September 30, 2009, our purchase obligations were $15.5 million.

Litigation

Derivative Suits.  Beginning on or about May 24, 2006, several derivative actions were filed against certain current and former directors and officers of the Company. These derivative lawsuits were filed in: (1) the Superior Court of King County, Washington, as In re F5 Networks, Inc. State Court Derivative Litigation (Case No. 06-2-17195-1 SEA), which consolidates Adams v. Amdahl, et al. (Case No. 06-2-17195-1 SEA), Wright v. Amdahl, et al. (Case No. 06-2-19159-5 SEA), and Sommer v. McAdam, et al. (Case No. 06-2-26248-4 SEA) (the “State Court Derivative Litigation”); and (2) the U.S. District Court for the Western District of Washington, as In re F5 Networks, Inc. Derivative Litigation, Master File No. C06-0794RSL, which consolidates Hutton v. McAdam, et al. (Case No. 06-794RSL), Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust v. McAdam et al. (Case No. C06-1057RSL), and Easton v. McAdam et al. (Case No. C06-1145RSL)(the “Federal Court Derivative Litigation”). On August 2, 2007, another derivative lawsuit, Barone v. McAdam et al. (Case No. C07-1200P), was filed in the U.S. District Court for the Western District of Washington. It is expected that this lawsuit will be consolidated with the other lawsuits pending in the U.S. District Court for the Western District of Washington. The complaints generally allege that certain of the Company’s current and former directors and officers, including, in general, each of the Company’s current outside directors (other than Deborah L. Bevier and Scott Thompson who joined the Company’s Board of Directors in July 2006 and January 2008, respectively) breached their fiduciary duties to the Company by engaging in alleged wrongful conduct concerning the manipulation of certain stock option grant dates. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The Company’s combined motion to consolidate and stay the State Court Derivative Litigation was granted in a court order dated April 3, 2007. The Company’s motion to dismiss the consolidated federal derivative actions based on plaintiffs’ failure to make demand on the Company’s Board of Directors prior to filing suit was granted in a court order dated August 6, 2007 with leave to amend the allegations in plaintiffs’ complaint. Plaintiffs filed an amended consolidated federal derivative action complaint on September 14, 2007. The Company filed a motion to dismiss the amended complaint based on plaintiff’s failure to make demand on the Company’s Board of

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors prior to filing suit. On July 3, 2008, before ruling on the Company’s pending dismissal motion, the federal court entered an order certifying certain issues of Washington state law to the Washington Supreme Court for resolution. On May 21, 2009, the Washington Supreme Court issued its opinion on the certified issues. The Company’s dismissal motion remains pending before the federal court as the Company intends to continue to vigorously pursue dismissal of the derivative actions.

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

The Company is not aware of any pending legal proceedings other than those mentioned above that, individually or in the aggregate, would have a material adverse effect on the Company’s business, operating results, or financial condition. The Company may in the future be party to litigation arising in the ordinary course of business, including claims that we allegedly infringe upon third-party trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

9.	Restructuring Charges

In January 2009, the Company initiated a restructuring plan to reduce its operating expenses which included the consolidation of facilities, accelerated depreciation on tenant improvements and a reduction in workforce. These initiatives are intended to conserve or generate cash in response to the uncertainties associated with the recent deterioration in the global economy. As a result of these initiatives, the Company recorded a restructuring charge of $4.3 million in the second quarter of fiscal 2009. As of September 30, 2009, there was $0.6 million in accrued expenses that will offset futures lease payments through September 2012.

During the nine months ended September 30, 2009, the following activity was recorded (in thousands):

	Closure/	Employee
	Consolidation	Severance, Benefits
	of Facilities	and Related Costs	Total

Accrued expenses, January 1, 2009	$—	$—	$—
Restructuring charges	2.2	2.1	4.3
Cash payments	(0.8)	(2.1)	(2.9)
Non-cash charges	(0.8)	—	(0.8)

Accrued expenses, September 30, 2009	$0.6	$—	$0.6

10.	Facility Exit and Sublease Agreements

During fiscal year 2008, the Company exited a research and development facility in Bellevue, Washington for which it has remaining operating lease obligations through 2014. In addition, the Company consolidated its corporate headquarters, partially subleasing the building located at 333 Elliott Avenue West in Seattle, Washington for which it has remaining operating lease obligations through 2018. As a result of the expected loss on the facility exit and sublease agreements, the Company recorded a charge of $5.3 million in the fourth quarter of fiscal 2008.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Employee Benefit Plans

The Company has a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their compensation. The Company may, at its discretion, match a portion of the employees’ eligible contributions. Contributions by the Company to the plan during the years ended September 30, 2009, 2008, and 2007 were approximately $3.3 million, $3.5 million and $2.5 million, respectively. Contributions made by the Company vest over four years.

12.	Geographic Sales and Significant Customers

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. For fiscal years 2009, 2008 and 2007, the Company was organized as, and operated in, one reportable segment: the development, marketing and sale of application delivery networking products that optimize the security, performance and availability of network applications, servers and storage systems. The Company manages its business based on four geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan; and the Asia Pacific region (APAC). The Company’s chief operating decision-making group reviews financial information presented on a consolidated basis accompanied by information about revenues by geographic region. The Company’s foreign offices conduct sales, marketing and support activities. Management evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Revenues are attributed by geographic location based on the location of the customer. The Company’s assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for net product revenue.

The following presents revenues by geographic region (in thousands):

	Years Ended September 30,
	2009	2008	2007

Americas	$361,230	$373,906	$307,087
EMEA	150,776	138,810	92,674
Japan	56,792	58,736	64,346
Asia Pacific	84,281	78,721	61,560

	$653,079	$650,173	$525,667

Net revenues from international customers are primarily denominated in U.S. dollars and totaled $291.8 million, $276.3 million, and $218.6 million for the years ended September 30, 2009, 2008 and 2007, respectively. One worldwide distributor accounted for 15.4%, 14.0% and 13.2% of total net revenue for the fiscal years 2009, 2008 and 2007, respectively. Another worldwide distributor accounted for 10.5% and 11.6% of total net revenue for the fiscal years 2008 and 2007, respectively.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Quarterly Results of Operations

The following presents the Company’s unaudited quarterly results of operations for the eight quarters ended September 30, 2009. The information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. This unaudited information has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that were considered necessary for a fair statement of the Company’s operating results for the quarters presented.

	Three Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2009	2009	2009	2008	2008	2008	2008	2007
	(Unaudited and in thousands)

Net revenues
Products	$108,880	$95,619	$94,135	$107,895	$115,790	$114,786	$112,148	$110,205
Services	66,250	62,612	60,014	57,674	55,473	50,799	46,993	43,979

Total	175,130	158,231	154,149	165,569	171,263	165,585	159,141	154,184

Cost of net revenues
Products	24,294	21,955	25,037	23,923	26,584	26,158	24,969	24,689
Services	12,162	11,710	11,545	12,100	12,329	12,020	11,719	10,550

Total	36,456	33,665	36,582	36,023	38,913	38,178	36,688	35,239

Gross profit	138,674	124,566	117,567	129,546	132,350	127,407	122,453	118,945

Operating expenses
Sales and marketing	58,395	55,427	51,933	59,438	60,461	60,483	58,053	58,178
Research and development	25,515	25,070	25,977	27,102	26,367	26,277	26,418	24,332
General and administrative	14,619	12,764	12,055	15,805	14,632	13,459	14,484	13,426
Loss on facility exit and sublease	—	—	—	—	5,271	—	—	—
Restructuring charges	—	—	4,329	—	—	—	—	—

Total operating expenses	98,529	93,261	94,294	102,345	106,731	100,219	98,955	95,936

Income from operations	40,145	31,305	23,273	27,201	25,619	27,188	23,498	23,009
Other income, net	1,682	3,027	2,136	2,879	3,513	3,716	5,589	6,132

Income before income taxes	41,827	34,332	25,409	30,080	29,132	30,904	29,087	29,141

Provision (benefit) for income taxes	13,477	11,556	6,423	8,657	9,431	11,770	11,342	11,390

Net income	$28,350	$22,776	$18,986	$21,423	$19,701	$19,134	$17,745	$17,751

Net income per share — basic	$0.36	$0.29	$0.24	$0.27	$0.25	$0.24	$0.21	$0.21

Weighted average shares — basic	78,499	78,603	78,925	79,337	79,754	81,096	82,974	84,854

Net income per share — diluted	$0.36	$0.29	$0.24	$0.27	$0.24	$0.23	$0.21	$0.21

Weighted average shares — diluted	79,613	79,612	79,570	80,003	80,785	81,951	83,805	86,141

14.	Subsequent Events

The Company has performed an evaluation of subsequent events through November 20, 2009, which is the date the financial statements were issued and no such events were identified.

F5 NETWORKS, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RECEIVABLES

	Balance at	Charges to	Charges to		Balance
	Beginning	Costs and	Other		at End
Description	of Period	Expenses	Accounts	Deductions	of Period
	(In thousands)

Year Ended September 30, 2009
Allowance for doubtful accounts	$1,788	$706	$—	$(17)	$2,477
Allowance for sales returns	$2,560	$1,933	$(1,073)	$(1,149)	$2,271
Year Ended September 30, 2008
Allowance for doubtful accounts	$1,054	$1,103	$—	$(369)	$1,788
Allowance for sales returns	$2,107	$1,649	$(5,071)	$3,875	$2,560
Year Ended September 30, 2007
Allowance for doubtful accounts	$900	$59	$—	$95	$1,054
Allowance for sales returns	$1,958	$1,149	$(3,036)	$2,036	$2,107

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009 and, based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the results of this assessment and on those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2009.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information required by this item regarding the company’s directors and executive officers is incorporated herein by reference to the sections entitled “Board of Directors — Nominees and Continuing Directors,” “Corporate Governance — Committees of the Board — Audit Committee” and “— Code of Ethics for Senior Financial Officers” and “— Director Nomination,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive Proxy Statement that will be furnished to the SEC no later than January 28, 2010 (the “Proxy Statement”). Additional information regarding the company’s directors and executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Directors and Executive Officers of the Registrant.”

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

Dated: November 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ JOHN MCADAM John McAdam	Chief Executive Officer, President, and Director (principal executive officer)	November 20, 2009

By:	/s/ JOHN RODRIGUEZ John Rodriguez	Senior Vice President, Chief Accounting Officer (principal financial officer and principal accounting officer)	November 20, 2009

By:	/s/ A. GARY AMES A. Gary Ames	Director	November 20, 2009

By:	/s/ DEBORAH L. BEVIER Deborah L. Bevier	Director	November 20, 2009

By:	/s/ KARL D. GUELICH Karl D. Guelich	Director	November 20, 2009

By:	/s/ ALAN J. HIGGINSON Alan J. Higginson	Director	November 20, 2009

By:	/s/ SCOTT THOMPSON Scott Thompson	Director	November 20, 2009

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

2.1	—	Agreement and Plan of Merger dated as of May 31, 2004, by and among the Registrant, Fire5, Inc., a wholly owned subsidiary of the Registrant, MagniFire Websystems, Inc., and Lucent Venture Partners III LLC(1)
2.2	—	Agreement and Plan of Merger, dated September 6, 2005, among the Registrant, Sparrow Acquisition Corp., Swan Labs Corporation and the other parties referred to therein.(2)
2.3	—	Agreement and Plan of Merger, dated August 6, 2007, among the Registrant, Checkmate Acquisition Corp., Acopia Networks, Inc. and Charles River Ventures, LLC.(19)
3.1	—	Second Amended and Restated Articles of Incorporation of the Registrant(3)
3.2	—	Amended and Restated Bylaws of the Registrant(3)
3.3	—	Second Amended and Restated Bylaws of F5 Networks, Inc.(23)
3.4	—	Third Amended and Restated Bylaws of F5 Networks, Inc.(24)
4.1	—	Specimen Common Stock Certificate(3)
10.1	—	Amended and Restated Office Lease Agreement dated April 3, 2000, between the Registrant and 401 Elliott West LLC(4)
10.2	—	Sublease Agreement dated March 30, 2001 between the Registrant and Cell Therapeutics, Inc.(5)
10.3	—	uRoam Acquisition Equity Incentive Plan(6) §
10.4	—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(3) §
10.5	—	1998 Equity Incentive Plan, as amended(7) §
10.6	—	Form of Option Agreement under the 1998 Equity Incentive Plan(3) §
10.7	—	Amended and Restated Directors’ Nonqualified Stock Option Plan(3) §
10.8	—	Form of Option Agreement under the Amended and Restated Directors’ Nonqualified Stock Option Plan(3) §
10.9	—	Amended and Restated 1996 Stock Option Plan(3) §
10.10	—	Form of Option Agreement under the Amended and Restated 1996 Stock Option Plan(3) §
10.11	—	1999 Non-Employee Directors’ Stock Option Plan(3) §
10.12	—	Form of Option Agreement under 1999 Non-Employee Directors’ Stock Option Plan(3) §
10.13	—	NonQualified Stock Option Agreement between John McAdam and the Registrant dated July 24, 2000(8) §
10.14	—	2000 Employee Equity Incentive Plan(9) §
10.15	—	Form of Option Agreement under the 2000 Equity Incentive Plan(10) §
10.16	—	NonQualified Stock Option Agreement between M. Thomas Hull and the Registrant dated October 20, 2003(11) §
10.17	—	1999 Employee Stock Purchase Plan, as amended(12) §
10.18	—	MagniFire Acquisition Equity Incentive Plan(13) §
10.19	—	NonQualified Stock Option Agreement between Karl Triebes and the Registrant dated August 16, 2004(13)
10.20	—	Incentive Compensation Plan for Executive Officers(13) §
10.21	—	2005 Equity Incentive Plan(14) §
10.22	—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan (with acceleration upon change of control)(15) §
10.23	—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan (no acceleration upon change of control)(15) §
10.24	—	Amendment to F5 Networks, Inc. 2005 Equity Incentive Plan Award Agreement, dated March 8, 2006, between the Registrant and John Rodriquez(16) §

Exhibit
Number			Exhibit Description

10.25		—	Amendment to F5 Networks, Inc. 2005 Equity Incentive Plan Award Agreement, dated March 8, 2006, between the Registrant and Andy Reinland(16) §
10.26		—	Compensation arrangement for current and future members to special committees of the Registrant’s Board of Directors effective September 1, 2006(17) §
10.27		—	Office Lease Agreement with Selig Real Estate Holdings IIX, L.L.C. dated October 31, 2006(18)
10.28		—	First Amendment to Sublease Agreement dated April 13, 2001 between the Registrant and Cell Therapeutics, Inc.(20)
10.29		—	Second Amendment to Sublease Agreement dated March 6, 2002 between the Registrant and Cell Therapeutics, Inc.(20)
10.30		—	Third Amendment to Sublease Agreement dated as of December 22, 2005 between the Registrant and Cell Therapeutics, Inc.(20)
10.31		—	Assumed Acopia Networks, Inc. 2001 Stock Incentive Plan(21) §
10.32		—	Acopia Acquisition Equity Incentive Plan(21) §
10.33		—	Form of Restricted Stock Unit Agreement under the Acopia Acquisition Equity Incentive Plan (with acceleration upon change of control)(22) §
10.34		—	Form of Restricted Stock Unit Agreement under the Acopia Acquisition Equity Incentive Plan (no acceleration upon change of control)(22) §
10.35		—	Form of Change of Control Agreement between F5 Networks, Inc. and each of John McAdam, John Rodriguez, Karl Triebes, Edward J. Eames, Dan Matte and certain other executive officers(25)
10.36		—	1999 Employee Stock Purchase Plan, as amended January 2009(24)
10.37		—	2005 Equity Incentive Plan, as amended January 2009(24)
10.38		—	Form of Restricted Stock Unit Agreement under the 2005 Equity Incentive Plan as amended (with acceleration upon change of control) as revised July 2009(26)
21	.1*	—	Subsidiaries of the Registrant
23	.1*	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31	.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

§	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Current Report on Form 8-K dated May 31, 2004 and filed with the SEC on June 2, 2004.

(2)	Incorporated by reference from Current Report on Form 8-K dated October 4, 2005 and filed with the SEC on October 5, 2005.

(3)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(6)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-109895.

(7)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-104169.

(8)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2000.

(9)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-51878.

(10)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2001.

(11)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-112022.

(12)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-116187.

(13)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2004.

(14)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(15)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(16)	Incorporated by reference from Current Report on Form 8-K dated March 8, 2006 and filed with the SEC on March 10, 2006.

(17)	Incorporated by reference from Current Report on Form 8-K dated September 1, 2006 and filed with the SEC on September 5, 2006.

(18)	Incorporated by reference from Current Report on Form 8-K dated October 31, 2006 and filed with the SEC on November 3, 2006.

(19)	Incorporated by reference from Current Report on Form 8-K dated August 6, 2007 and filed with the SEC on August 8, 2007.

(20)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2006.

(21)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-146195.

(22)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2007.

(23)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2008.

(24)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

(25)	Incorporated by reference from Current Report on Form 8-K dated April 29, 2009 and filed with the SEC on May 4, 2009.

(26)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.