Form 10-Q
period 2009-12-31
F5 NETWORKS INC
filed 2010-02-05
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of February 3, 2010 was 79,506,771.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31,	September 30,
	2009	2009
ASSETS
Current assets
Cash and cash equivalents	$147,285	$110,837
Short-term investments	222,877	206,291
Accounts receivable, net of allowances of $4,244 and $3,651	108,657	106,973
Inventories	14,819	13,819
Deferred tax assets	8,095	8,010
Other current assets	24,580	22,252

Total current assets	526,313	468,182

Restricted cash	2,728	2,729
Property and equipment, net	38,481	39,371
Long-term investments	276,767	257,294
Deferred tax assets	41,016	49,018
Goodwill	233,526	231,883
Other assets, net	20,913	20,168

Total assets	$1,139,744	$1,068,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,694	$18,891
Accrued liabilities	52,853	53,232
Deferred revenue	171,202	150,891

Total current liabilities	236,749	223,014

Other long-term liabilities	14,003	14,373
Deferred revenue, long-term	40,224	32,238

Total long-term liabilities	54,227	46,611

Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 79,117 and 78,325 shares issued and outstanding	483,767	462,786
Accumulated other comprehensive loss	(2,849)	(2,337)
Retained earnings	367,850	338,571

Total shareholders’ equity	848,768	799,020

Total liabilities and shareholders’ equity	$1,139,744	$1,068,645

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended
	December 31,
	2009	2008
Net revenues
Products	$119,218	$107,895
Services	71,938	57,674

Total	191,156	165,569

Cost of net revenues
Products	26,042	23,923
Services	13,087	12,100

Total	39,129	36,023

Gross profit	152,027	129,546

Operating expenses
Sales and marketing	65,642	59,438
Research and development	26,720	27,102
General and administrative	15,953	15,805

Total	108,315	102,345

Income from operations	43,712	27,201
Other income, net	1,705	2,879

Income before income taxes	45,417	30,080
Provision for income taxes	16,138	8,657

Net income	$29,279	$21,423

Net income per share — basic	$0.37	$0.27

Weighted average shares — basic	78,906	79,337

Net income per share — diluted	$0.36	$0.27

Weighted average shares — diluted	80,333	80,003

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	Three Months Ended December 31, 2009
			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
Balance, September 30, 2009	78,325	$462,786	$(2,337)	$338,571	$799,020
Exercise of employee stock options	413	8,483	—	—	8,483
Issuance of stock under employee stock purchase plan	243	5,749	—	—	5,749
Issuance of restricted stock	445	—	—	—	—
Repurchase of common stock	(309)	(15,000)	—	—	(15,000)
Tax benefit from employee stock transactions	—	4,685	—	—	4,685
Stock-based compensation	—	17,064	—	—	17,064
Comprehensive income:
Net income	—	—	—	29,279	—
Foreign currency translation adjustment	—	—	(11)	—	—
Unrealized loss on securities, net of tax	—	—	(501)	—	—

Comprehensive income	—	—	—	—	28,767

Balance, December 31, 2009	79,117	$483,767	$(2,849)	$367,850	$848,768

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended
	December 31,
	2009	2008
Operating activities
Net income	$29,279	$21,423
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss (gain) on disposition of assets and investments	1	(2)
Stock-based compensation	17,064	14,913
Provisions for doubtful accounts and sales returns	949	2,976
Depreciation and amortization	5,994	6,476
Deferred income taxes	6,533	1,903
Loss on auction rate securities put option	519	—
Gain on trading auction rate securities	(519)	—
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(2,633)	(6,391)
Inventories	(1,000)	(5,414)
Other current assets	(1,323)	(2,810)
Other assets	(2,298)	(154)
Accounts payable and accrued liabilities	(6,871)	14,058
Deferred revenue	28,297	10,940

Net cash provided by operating activities	73,992	57,918

Investing activities
Purchases of investments	(119,672)	(83,199)
Maturities of investments	82,323	90,256
Investment of restricted cash	(1)	26
Purchases of property and equipment	(3,648)	(3,888)

Net cash (used in) provided by investing activities	(40,998)	3,195

Financing activities
Tax benefit (loss) from nonqualified stock options	4,685	(2,300)
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	13,727	5,440
Repurchase of common stock	(15,000)	(20,000)

Net cash provided by (used in) financing activities	3,412	(16,860)

Net increase in cash and cash equivalents	36,406	44,253
Effect of exchange rate changes on cash and cash equivalents	42	(249)
Cash and cash equivalents, beginning of period	110,837	78,303

Cash and cash equivalents, end of period	$147,285	$122,307

Supplemental disclosure of non-cash financing activities:
Unrealized loss on investments	$3,582	$3,859

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
Basis of Presentation
     The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
     Certain reclassifications have been made to the prior year’s financial statements to conform to the fiscal year 2010 presentation. Such reclassifications did not affect total revenues, operating income or net income.
Revenue Recognition
     The Company’s products are integrated with software that is essential to the functionality of the equipment. Accordingly, the Company recognizes revenue in accordance with the accounting guidance for software products.
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
     Whenever product, training services and post-contract customer support (“PCS”) elements are sold together, a portion of the sales price is allocated to each element based on their respective fair values as determined when the individual elements are sold separately. Where fair value of certain elements are not available, the Company recognizes revenue on the “residual method” based on the fair value of undelivered elements. Revenues from the sale of product are recognized when the product has been shipped and the customer is obligated to pay for the product. When rights of return are present and the Company cannot estimate returns, it recognizes revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes a limited period of telephone support updates, repair or replacement of any failed product or component that fails during the term of the agreement, bug fixes and rights to upgrades, when and if available. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.

     FASB ASC Topic 985-605-25, Software, Revenue Recognition, Multiple Elements, (“ASC 985-605-25”), as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on vendor specific objective evidence (“VSOE”). The Company establishes VSOE for its products, training services, PCS and consulting services based on the sales price charged for each element when sold separately. The sales price is discounted from the applicable list price based on various factors including the type of customer, volume of sales, geographic region and program level. The Company’s list prices are generally not fair value as discounts may be given based on the factors enumerated above. The Company believes that the fair value of its consulting services is represented by the billable consulting rate per hour, based on the rates they charge customers when they purchase standalone consulting services. The price of consulting services is not based on the type of customer, volume of sales, geographic region or program level.
     The Company uses historical sales transactions to determine whether VSOE can be established for each of the elements. In most instances, VSOE of fair value is the sales price of actual standalone (unbundled) transactions within the past 12 month period that are priced within a reasonable range, which the Company has determined to be plus or minus 15% of the median sales price of each respective price list.
     VSOE of PCS is based on standalone sales since the Company does not provide stated renewal rates to its customers. In accordance with the Company’s PCS pricing practice (supported by standalone renewal sales), renewal contracts are priced as a percentage of the undiscounted product list price. The PCS renewal percentages may vary, depending on the type and length of PCS purchased. The Company offers standard and premium PCS, and the term generally ranges from one to three years. The Company employs a bell-shaped-curve approach in evaluating VSOE of fair value of PCS. Under this approach, the Company considers VSOE of the fair value of PCS to exist when a substantial majority of its standalone PCS sales fall within a narrow range of pricing.
     The Company has established and regularly validates the VSOE of fair value for elements in its multiple element arrangements. The Company accounts for taxes collected from customers and remitted to governmental authorities on a net basis and excluded from revenues.
Goodwill
     Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company tests goodwill for impairment on an annual basis and between annual tests in certain circumstances, and goodwill is written down when impaired. Goodwill of $151.8 million was recorded in connection with the acquisition of Acopia Networks, Inc. in the fourth quarter of 2007, goodwill of $32.0 million was recorded in connection with the acquisition of Swan Labs, Inc. in fiscal year 2006, goodwill of $25.5 million was recorded in connection with the acquisition of MagniFire Websystems, Inc. in fiscal year 2004 and goodwill of $24.2 million was recorded in connection with the acquisition of uRoam, Inc. in fiscal year 2003.
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
Stock-Based Compensation
     The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $17.1 million and $14.9 million of stock-based compensation expense for the three months ended December 31, 2009 and 2008, respectively. As of December 31, 2009, there was $68.8 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
     The Company issues incentive awards to its employees through stock-based compensation consisting of stock options and restricted stock units (“RSUs”). On August 3, 2009, the Company awarded approximately 1.7 million RSUs to employees and executive officers pursuant to the Company’s annual equity awards program. The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. Alternatively, in determining the fair value of stock options, the Company used the Black-Scholes option pricing model that employed the following key assumptions. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Expected volatility was based on the annualized daily historical volatility of the Company’s stock price commensurate with the expected life of the option. Expected term of the option was based on an evaluation of the historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years. The Company’s stock price volatility and option lives were based on management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.
     The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The Company’s estimated forfeiture rate in the first quarter of fiscal year 2010 is 3.6% for grants awarded to the Company’s executive officers and Board of Directors, and 10.5% for grants awarded to all other employees. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
     In August 2009, the Company granted 420,000 RSUs to certain current executive officers (the “2009 Performance Award”). Fifty percent of the aggregate number of RSUs granted at such time vest in equal quarterly increments over two years, until such portion of the grant is fully vested on August 1, 2011. Twenty-five percent of the RSU grant, or a portion thereof, is subject to the Company achieving specified quarterly revenue and EBITDA goals during the period beginning in the fourth quarter of fiscal year 2009 through the third quarter of fiscal year 2010. Of this twenty-five percent, 50% of the quarterly performance stock grant is based on achieving at least 80% of the quarterly revenue goal and the other 50% is based on achieving at least 80% of the quarterly EBITDA goal. The quarterly performance stock grant is paid linearly above 80% of the targeted goals. At least 100% of both goals must be attained in order for the quarterly performance stock grant to be awarded over 100%. Each goal is evaluated individually and subject to the 80% achievement threshold and 100% over-achievement threshold. The remaining twenty-five percent is subject to the Company achieving specified quarterly goals during the period beginning in the fourth quarter of fiscal year 2010 through the third quarter of fiscal year 2011, as will be set by the Compensation Committee of the Company’s Board of Directors.
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
Common Stock Repurchase
     On October 22, 2008, the Company announced that its Board of Directors approved a new program to repurchase up to an additional $200 million of the Company’s outstanding common stock. Acquisitions for the share repurchase program will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The program can be terminated at any time. As of February 3, 2010, the Company had repurchased and retired 3,685,174 shares at an average price of $28.18 per share under the new program.
Earnings Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended
	December 31,
	2009	2008
Numerator
Net income	$29,279	$21,423

Denominator
Weighted average shares outstanding — basic	78,906	79,337
Dilutive effect of common shares from stock options and restricted stock units	1,427	666

Weighted average shares outstanding — diluted	80,333	80,003

Basic net income per share	$0.37	$0.27

Diluted net income per share	$0.36	$0.27

     Approximately 0.1 million and 0.7 million of common shares potentially issuable from stock options for the three months ended December 31, 2009 and 2008, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.
Comprehensive Income
     Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains (losses) on securities and foreign currency translation adjustments are included in accumulated other comprehensive loss. Comprehensive income and its components were as follows (in thousands):

	Three months ended
	December 31,
	2009	2008
Net Income	$29,279	$21,423
Unrealized (loss) gain on securities, net of tax	(501)	2,903
Foreign currency translation adjustment	(11)	(29)

Total comprehensive income	$28,767	$24,297

Recent Accounting Pronouncements
     In December 2007, the FASB issued ASC 810-10, Consolidation — Overall (“ASC 810-10”), which amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted ASC 810-10 in the first quarter of fiscal year 2010. The adoption of this statement did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.
     In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of the standards, but does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated results of operations or financial condition.
     In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 increases disclosures to include transfers in and out of Levels 1 and 2 and clarifies inputs, valuation techniques and level of disaggregation to be disclosed. The Company is currently evaluating the impact of the new standard, but does not expect adoption of ASU 2010-06 to have a material impact on the Company’s consolidated results of operations or financial condition.

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
     Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date, essentially the exit price.
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
     The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at December 31, 2009, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets for	Other Observable	Significant	Fair Value at
	Identical Securities	Inputs	Unobservable Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2009
Cash equivalents	$14,424	$—	$—	$14,424
Short-term investments
Available-for-sale securities — certificates of deposit	—	2,882	—	2,882
Available-for-sale securities — corporate bonds and notes	—	30,981	—	30,981
Available-for-sale securities — municipal bonds and notes	—	108,002	—	108,002
Available-for-sale securities — U.S. government securities	—	56,972	—	56,972
Trading securities — auction rate securities	—	—	24,040	24,040
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	71,447	—	71,447
Available-for-sale securities — municipal bonds and notes	—	62,871	—	62,871
Available-for-sale securities — U.S. government securities	—	126,606	—	126,606
Available-for-sale securities — auction rate securities	—	—	15,843	15,843
Put option (Note 3)	—	—	2,010	2,010

Total	$14,424	$459,761	$41,893	$516,078

     Due to the auction failures of the Company’s auction rate securities (“ARS”) that began in the second quarter of fiscal year 2008, there are still no quoted prices in active markets for similar assets as of December 31, 2009. Therefore, the Company has classified its

ARS as level 3 financial assets. The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

	Significant	Significant
	Unobservable Inputs	Unobservable Inputs
	(Level 3) (1)	(Level 3) (2)
Balance, beginning of period	$41,595	$53,350
Total losses realized or unrealized:
Included in earnings (other income, net)	(519)	(2,010)
Included in other comprehensive income	298	(3,157)
Recognition of put option to earnings	519	2,010
Settlements	—	(8,300)
Transfers into and/or out of level 3	—	—

Balance, December 31, 2009	$41,893	$41,893

(1)	Beginning balance represents the fair value of the Company’s investments in ARS as of September 30, 2009

(2)	Beginning balance represents the fair value (par value) of the Company’s investments in ARS as of February 1, 2008 prior to auction failures
     Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain ARS for which there was a decrease in the observation of market pricing. At December 31, 2009, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at December 31, 2009.
     The Company adopted the fair value hierarchy for financial assets and liabilities on October 1, 2008, the first day of fiscal year 2009. On October 1, 2009, the first day of fiscal year 2010, the Company applied the fair value hierarchy to all non-financial assets and liabilities. The adoption did not have a material effect on the consolidated financial statements. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived-assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when an impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three months ended December 31, 2009, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.
3. Short-Term and Long-Term Investments
     Short-term investments consist of the following (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2009
Certificates of deposit	$2,880	$2	$—	$2,882
Corporate bonds and notes	30,805	179	(3)	30,981
Municipal bonds and notes	107,212	792	(1)	108,003
Auction rate securities	24,040	—	—	24,040
U.S. government securities	56,916	77	(22)	56,971

	$221,853	$1,050	$(26)	$222,877

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2009
Certificates of deposit	$3,120	$2	$—	$3,122
Corporate bonds and notes	34,325	201	(2)	34,524
Municipal bonds and notes	106,491	854	—	107,345
Auction rate securities	24,559	—	—	24,559
U.S. government securities	36,646	96	(1)	36,741

	$205,141	$1,153	$(3)	$206,291

     Long-term investments consist of the following (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2009
Corporate bonds and notes	$71,212	$415	$(180)	$71,447
Municipal bonds and notes	62,317	556	(2)	62,871
Auction rate securities	19,000	—	(3,157)	15,843
U.S. government securities	126,432	391	(217)	126,606

	$278,961	$1,362	$(3,556)	$276,767

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2009
Corporate bonds and notes	$48,194	$508	$(24)	$48,678
Municipal bonds and notes	72,202	777	—	72,979
Auction rate securities	19,000	—	(3,455)	15,545
U.S. government securities	119,447	649	(4)	120,092

	$258,843	$1,934	$(3,483)	$257,294

     The cost or amortized cost and fair value of fixed maturities at December 31, 2009, by contractual years-to-maturity, are presented below (in thousands):

	Cost or
	Amortized
	Cost	Fair Value
One year or less	$221,853	$222,877
Over one year through five years	278,961	276,767

	$500,814	$499,644

     The cost or amortized cost values of the Company’s ARS include $19.0 million of available-for-sale securities and $24.0 million of trading investment securities as of December 31, 2009 and $19.0 million of available-for-sale securities and $24.6 million of trading investment securities as of September 30, 2009.
     The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2009 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2009
Corporate bonds and notes	$41,239	$(183)	$—	$—	$41,239	$(183)
Municipal bonds and notes	5,308	(3)	—	—	5,308	(3)
Auction rate securities	—	—	15,843	(3,157)	15,843	(3,157)
U.S. government securities	70,704	(239)	—	—	70,704	(239)

Total	$117,251	$(425)	$15,843	$(3,157)	$133,094	$(3,582)

     The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for the first three months of fiscal year 2010 were primarily caused by reductions in the values of the ARS due to the illiquid markets and were partially offset by unrealized gains related to interest rate decreases.
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
     In October 2008, the Company entered into an agreement (“the Agreement”) with UBS whereby UBS would purchase eligible ARS it sold to the Company prior to February 13, 2008. Under the terms of the Agreement, and at the Company’s discretion, UBS will purchase eligible ARS from the Company at par value (“Put Option”) during the period of June 30, 2010 through July 2, 2012. The Company expects to sell its eligible ARS under the Agreement. However, if the Company does not exercise its rights to sell its eligible ARS under the Agreement before July 2, 2012 this Put Option will expire and UBS will have no further rights or obligations to buy the Company’s ARS. So long as the Company holds its ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. The Company elected to measure the Put Option under the fair value option, and recorded a benefit of approximately $2.0 million pre-tax. These securities were recorded as short term at December 31, 2009, as the Company has the option to liquidate these securities within the next twelve months. The Company transferred these ARS from available-for-sale to trading investment securities in the first quarter of fiscal 2009. As a result of accepting the Put Option and reclassifying the ARS from available-for-sale to trading investment securities, the Company recognized an other-than-temporary impairment loss of approximately $2.0 million pre-tax, reflecting a reversal of the related unrealized loss that was previously recorded in other comprehensive loss. The recording of the fair value of the Put Option and the recognition of the other-than-temporary impairment loss resulted in no impact to the consolidated income statement for the three months ended December 31, 2009. The Company believes that the appropriate presentation of these available-for-sale securities of $15.8 million is long-term investments as reflected in the Company’s consolidated balance sheet at December 31, 2009, as the Company does not believe it will be able to liquidate these securities in the next twelve months.
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
     Inventories consist of the following (in thousands):

	December 31,	September 30,
	2009	2009
Finished goods	$10,569	$8,326
Raw materials	4,250	5,493

	$14,819	$13,819

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
     The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of December 31, 2009 and December 31, 2008 were not material.
Purchase Commitments
     The Company currently has arrangements with contract manufacturers and other suppliers for the manufacturing of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless they give notice of order cancellation in advance of applicable lead times. As of December 31, 2009, the Company was committed to purchase approximately $17.4 million of such inventory during the next quarter.
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

     SEC and Department of Justice Inquiries. The Company previously received notice from both the SEC and the Department of Justice that they were conducting informal inquiries into the Company’s historical stock option practices, and has fully cooperated with both agencies. In January 2010, the Company received notice from the SEC that the investigation concerning the Company’s historical stock option practices has been completed that that no enforcement action has been recommended. The Company currently believes that the Department of Justice will take no further action in connection with its inquiry into the Company’s historical stock option practices.
     The Company is not aware of any additional pending legal proceedings that, individually or in the aggregate, would have a material adverse effect on the Company’s business, operating results, or financial condition. The Company may in the future be party to litigation arising in the ordinary course of business, including claims that we allegedly infringe upon third-party intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.
6. Income Taxes
     The effective tax rate was 35.5% and 28.8% for the three months ended December 31, 2009 and 2008, respectively. The increase in the effective tax rate was primarily due to the benefit derived from the reinstatement of the federal research and development credit in October 2008 and the expiration of the federal research and development credit at December 31, 2009.
     At December 31, 2009 the Company has classified approximately $5.8 million of unrecognized tax liabilities as a non-current liability. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.
     The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. In the three months ended December 31, 2009, the Company accrued an immaterial amount of interest expense related to its liability for unrecognized tax benefits. All unrecognized tax benefits, if recognized, would affect the effective tax rate.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Australia and Germany. The earliest periods open for review by local taxing authorities are fiscal years 2007, 2009, 2006 and 2005 for the United Kingdom, Japan, Australia and Germany, respectively. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years ended 2005 and 2006 tax returns filed in various states and the fiscal year ended 2006 federal income tax return.
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

     The following presents revenues by geographic region (in thousands):

	Three months ended
	December 31,
	2009	2008
Americas	$111,005	$89,424
EMEA	46,320	40,112
Japan	12,374	14,606
Asia Pacific	21,457	21,427

	$191,156	$165,569

     Net revenues from international customers are primarily denominated in U.S. dollars and totaled $80.2 million and $76.1 million for the three months ended December 31, 2009 and 2008, respectively. Two worldwide distributors accounted for 24.1% of total net revenue for the three month period ended December 31, 2009. One worldwide distributor accounted for 17.1% of total net revenue for the three month period ended December 31, 2008. Two worldwide distributors accounted for 27.4% of the Company’s accounts receivable as of December 31, 2009. No other distributors accounted for more than 10% of total net revenue or receivables.
8. Subsequent Events
     The Company has performed an evaluation of subsequent events through February 5, 2010, which is the date the financial statements were issued and no such events were identified.
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
     Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:
•	Revenues. The majority of our revenues are derived from sales of our Application Delivery Networking (“ADN”) products and related software modules; BIG-IP Local Traffic Manager, BIG-IP Global Traffic Manager, BIG-IP Link Controller, BIG-IP Application Security Manager, BIG-IP Edge Gateway, BIG-IP WAN Optimization module, BIG-IP Access Policy Manager, and WebAccelerator; FirePass SSL VPN appliance; and our ARX file virtualization products. We also derive revenues from the sales of services including annual maintenance contracts, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are key indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

•	Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, amortization of developed technology and personnel and overhead expenses. Our margins have remained relatively stable, however, factors such as sales price, product mix, inventory obsolescence, returns, component price increases and warranty costs could significantly impact our gross margins from quarter to quarter and represent significant indicators we monitor on a regular basis.

•	Operating expenses. Operating expenses are substantially driven by personnel and related overhead expenses. Existing headcount and future hiring plans are the predominant factors in analyzing and forecasting future operating expense trends. Other significant operating expenses that we monitor include marketing and promotions, travel, professional fees, computer costs related to the development of new products, facilities and depreciation expenses.

•	Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first three months of fiscal year 2010 was primarily due to net income from operations, with operating activities providing cash of $74.0 million. This increase was partially offset by $15.0 million of cash used to repurchase outstanding common stock under our stock repurchase program in the first quarter of fiscal year 2010. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for the first three months of fiscal year 2010 were comprised primarily of information technology infrastructure and equipment to support the growth of our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•	Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in the first three months of fiscal year 2010 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our day’s sales outstanding for the first quarter of fiscal year 2010 was 51. We expect to maintain this metric in the mid 50-day range going forward.
Summary of Critical Accounting Policies and Estimates
     The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that, of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: revenue recognition; reserve for doubtful accounts; reserve for product returns; reserve for warranties; accounting for income taxes; stock-based compensation; investments; goodwill impairment; and the fair value measurements of financial assets and liabilities. None of these accounting policies and estimates have significantly changed since our annual report on Form 10-K for the year ended September 30, 2009 (“Form 10-K”). Critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.
Results of Operations
     The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended
	December 31,
	2009	2008
	(in thousands, except percentages)
Net Revenues
Products	$119,218	$107,895
Services	71,938	57,674

Total	$191,156	$165,569

Percentage of net revenues
Products	62.4%	65.2%
Services	37.6	34.8

Total	100.0%	100.0%

     Net revenues. Total net revenues increased 15.5% for the three months ended December 31, 2009 from the same period in the prior year. The increase in overall revenue for the three months ended December 31, 2009 was primarily due to increased service and product revenues as a result of our increased installed base of products and increased demand for our core ADN products, including application security and WAN optimization products. International revenues were 41.9% of total net revenues for the three months ended December 31, 2009, compared to 46.0% for the same period in the prior year. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
     Net product revenues increased 10.5% for the three months ended December 31, 2009, from the same period in the prior year. The increase in net product revenues for the three months ended December 31, 2009 was primarily due to an increase of $9.9 million in sales of our ADN products and $1.3 million in sales of our ARX storage virtualization products. Sales of our ADN products represented 94.0% of product revenues for the three months ended December 31, 2009, compared to 94.6% for the same period in the prior year.
     Net service revenues increased 24.7% for the three months ended December 31, 2009, from the same period in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.
     Tech Data and Avnet Technology Solutions, two of our worldwide distributors, accounted for 12.5% and 11.6% of our total net revenue for the three months ended December 31, 2009. Avnet Technology Solutions accounted for 17.1% of our total net revenue for the three months ended December 31, 2008. Ingram Micro, Inc., another worldwide distributor, and Avnet Technology Solutions accounted for 15.4% and 12.0%, respectively, of our accounts receivable as of December 31, 2009. No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended
	December 31,
	2009	2008
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$26,042	$23,923
Services	13,087	12,100

Total	39,129	36,023

Gross profit	$152,027	$129,546
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	21.8%	22.2%
Services	18.2	21.0

Total	20.5	21.8

Gross profit	79.5%	78.2%

     Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased 8.9% for the three months ended December 31, 2009, as compared to the same period in the prior year. The increase in cost of net product revenues was primarily due to a higher volume of units shipped along with an increase in warranty expense.
     Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three months ended December 31, 2009, cost of net service revenues as a percentage of net service revenues decreased to 18.2%, compared to 21.0% for the same period in the prior year, primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of December 2009 increased to 356 from 329 at the end of December 2008. In addition, cost of net service revenues included stock-based compensation expense of $1.5 million for the three months ended December 31, 2009, compared to $1.1 million for the same period in the prior year.

	Three months ended
	December 31,
	2009	2008
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$65,642	$59,438
Research and development	26,720	27,102
General and administrative	15,953	15,805

Total	$108,315	$102,345

Operating expenses (as a percentage of net revenue)
Sales and marketing	34.3%	35.9%
Research and development	14.0	16.4
General and administrative	8.4	9.5

Total	56.7%	61.8%

     Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities and depreciation expenses. Sales and marketing expenses increased 10.4% for the three months ended December 31, 2009, from the comparable period in the prior year. The increase in sales and marketing expense was primarily due to a $5.8 million increase in commissions and personnel costs for the three months ended December 31, 2009. The increased commissions and personnel costs were driven by growth in sales and marketing employee headcount and increased sales volume for the corresponding period. Sales and marketing headcount at the end of December 2009 increased to 729 from 721 at the end of December 2008. Sales and marketing expense included stock-based compensation expense of $6.7 million for the three months ended December 31, 2009, compared to $6.0 million for the same period in the prior year.
     Research and development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. For the first quarter of fiscal year 2010, research and development expenses remained relatively consistent with the comparable period in the prior year. Research and development headcount at the end of December 2009 decreased to 459 from 465 at the end of December 2008. Research and development expense included stock-based compensation expense of $4.9 million for the three months ended December 31, 2009, compared to $4.3 million for the same period in the prior year. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
     General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. For the first quarter of fiscal year 2010, general and administrative expenses remained relatively consistent with the comparable period in the prior year. Stock-based compensation expense was $3.9 million for the three months ended December 31, 2009, compared to $3.4 million for the same period in the prior year. General and administrative headcount at the end of December 2009 increased to 198 from 194 at the end of December 2008.

	Three months ended
	December 31,
	2009	2008
	(in thousands, except percentages)
Income Taxes
Income from operations	$43,712	$27,201
Other income, net	1,705	2,879

Income before income taxes	45,417	30,080
Provision for income taxes	16,138	8,657

Net income	$29,279	$21,423

Other income and income taxes (as percentage of revenue)
Income from operations	22.9%	16.4%
Other income, net	0.9	1.7

Income before income taxes	23.8	18.1
Provision for income taxes	8.5	5.2

Net income	15.3%	12.9%

     Other income, net. Other income, net, consists of interest income and foreign currency transaction gains and losses. Other income, net, decreased 40.8% for the three months ended December 31, 2009, compared to the same period in the prior year. The decrease in other income, net for the three months ended December 31, 2009 was primarily due to a $1.5 million decrease in interest income, partially offset by a decrease in foreign currency transaction losses as compared to the same period in the prior year. The decrease in interest income was primarily due to a decline in interest rates in the first quarter of fiscal year 2010.
     Provision for income taxes. We recorded a 35.5% provision for income taxes for the three month period ended December 31, 2009. The increase in the effective tax rate for the three months ended December 31, 2009 over the same period in the prior year was due to the expiration of the federal research and development credit at December 31, 2009 and the reinstatement of the federal research and development credit during the same period in the prior year. At December 31, 2009, we did not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that these assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at December 31, 2009 and December 31, 2008 were $49.1 million and $49.2 million, respectively. Our worldwide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in the various geographic locations in which we operate, changes in the valuation of our net deferred tax assets, resolution of potential exposures, tax positions taken on tax returns filed in the various geographic locations in which we operate, and the introduction of new accounting standards or changes in tax laws or interpretations thereof in the various geographic locations in which we operate. We have recorded liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense. In addition, on May 4, 2009 U.S. President Barack Obama proposed significant changes to the U.S. international tax laws that would limit U.S. deductions for expenses related to un-repatriated foreign-source income and modify the U.S. foreign tax credit and “check-the-box” rules. We cannot determine whether these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If the U.S. tax laws change in a manner that increases our tax obligation, our operating results could suffer.
Liquidity and Capital Resources
     Cash and cash equivalents, short-term investments and long-term investments totaled $646.9 million as of December 31, 2009 compared to $574.4 million as of September 30, 2009, representing an increase of $72.5 million. The increase was primarily due to cash provided by operating activities of $74.0 million for the three months ended December 31, 2009 which was partially offset by $15.0 million of additional cash required for the repurchase of outstanding common stock under our stock repurchase program. The increase in cash flow from operations for the first three months of fiscal year 2010 resulted from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, excluding auction rate securities (“ARS”), together with cash generated from operations should be sufficient to meet our operating requirements for the foreseeable future.
     At December 31, 2009, we held $39.9 million in fair value of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rates being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. We limit our investments in ARS to securities that carry a AAA/A- (or equivalent) rating from recognized rating agencies and limit the amount of credit exposure to any one issuer. At the time of initial investment and at the date of this Quarterly Report on Form 10-Q, all of our ARS were in compliance with our investment policy.
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
     We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Through December 31, 2009, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities. However, due to uncertainty in the ARS market, we believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $19.0 million (par value) of our ARS as long-term as of December 31, 2009.

     In October 2008, we entered into an agreement (“the Agreement”) with UBS whereby UBS would purchase eligible ARS it sold to us prior to February 13, 2008. Under the terms of the Agreement, and at our discretion, UBS will purchase eligible ARS from us at par value (“Put Option”) during the period of June 30, 2010 through July 2, 2012. Amounts eligible total $26.1 million (par value) at December 31, 2009. We expect to sell our eligible ARS under the Agreement. However, if we do not exercise our rights to sell our eligible ARS under the Agreement before July 2, 2012 the Put Option will expire and UBS will have no further rights or obligations to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. In the first quarter of fiscal year 2009, we transferred these ARS from available-for-sale to trading investment securities. We elected to measure the Put Option under the fair value option, and recorded a benefit in other income of approximately $2.0 million pre-tax, and recorded a corresponding long term investment. As a result of accepting the Put Option and reclassifying the ARS from available-for-sale to trading investment securities, we recognized an other-than-temporary impairment loss of approximately $2.0 million pre-tax, reflecting a reversal of the related unrealized loss that was previously recorded in other comprehensive loss. The recording of the fair value of the Put Option and the recognition of the other-than-temporary impairment loss resulted in no impact to the consolidated income statement for the three months ended December 31, 2009.
     Cash used in investing activities was $41.0 million for the three months ended December 31, 2009 compared to cash provided by investing activities of $3.2 million for the same period in the prior year. Investing activities include purchases and maturities of available-for-sale securities, capital expenditures and changes in restricted cash requirements. The amount of cash used in investing activities for the first three months of fiscal year 2010 was primarily due to the purchase of investments and capital expenditures related to maintaining our operations worldwide partially offset by the maturity of investments.
     Cash provided by financing activities was $3.4 million for the three months ended December 31, 2009 compared to cash used in financing activities of $16.9 million for the same period in the prior year. Our financing activities for the three months ended December 31, 2009 consisted of cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $13.7 million and tax benefits related to non-qualified stock options of $4.7 million, partially offset by cash required for the repurchase of outstanding common stock under our stock repurchase program of $15.0 million.
Obligations and Commitments
     As of December 31, 2009, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2018. There have been no material changes in our principal lease commitments compared to those discussed in the Form 10-K. In connection with the lease agreement for our corporate headquarters, we established a restricted escrow account collateralized by a certificate of deposit that has been included on our balance sheet as a component of restricted cash. The total amount required in escrow reduces at various dates as set forth by the lease agreement. The amount required in escrow at December 31, 2009 was $2.4 million as set forth by the lease agreement.
     We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of December 31, 2009, we were committed to purchase approximately $17.4 million of such inventory during the next quarter.
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
Our success depends on sales and continued innovation of our Application Delivery Networking product lines
     For the fiscal year ended September 30, 2009 and the three months ended December 31, 2009, we derived approximately 93.7% and 94.0%, respectively, of our net product revenues, or approximately 58.3% and 58.6%, respectively, of our total net revenues, from sales of our Application Delivery Networking (“ADN”) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability and performance problems of our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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
We may not be able to sustain or develop new distribution relationships and a reduction or delay in sales to significant distribution partners could hurt our business
     We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, one worldwide distributor of our products accounted for 15.4% of our total net revenue for fiscal year 2009. Two worldwide distributors of our products together accounted for 24.5% of our total net revenue for fiscal year 2008. Two worldwide distributors of our products accounted for 24.1% of our total net revenue for the three months ended December 31, 2009. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
Our investments in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments
     At December 31, 2009, the fair value of our AAA/A- (or equivalent) rated municipal auction rate securities (“ARS”) was approximately $39.9 million. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS we held because sell orders exceeded buy orders. We may not be able to liquidate these investments and realize their full carrying value unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. While we do not believe the decline in the carrying values of these municipal ARS is permanent, if the issuers of these securities are unable to successfully close future auctions and their credit ratings are lowered, we may be required to record future impairment charges related to these investments, which would harm our results of operations. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified these investments as long-term as of December 31, 2009.
Our operating results are exposed to risks associated with international commerce
     As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to recessionary economic cycles or protracted slowdowns in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements and natural disasters. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. International sales represented 44.7% and 42.5% of our net revenues for the fiscal years ended September 30, 2009 and 2008, respectively, and 41.9% for the three months ended December 31, 2009. In particular, in fiscal year 2009, we derived 8.7% of our total revenue from the Japanese market. This revenue is dependent on a number of factors outside our control, including the viability and success of our resellers and the strength of the Japanese economy.

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
`
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At December 31, 2009, the fair value of our AAA/A- (or equivalent) rated municipal ARS was approximately $39.9 million. ARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7, 28 or 35 days. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, we exercise the Put Option with UBS, or the security matures. The underlying assets of the municipal ARS we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal ARS will have a material impact on our overall ability to meet our liquidity needs. We have no intent to sell, will not be required to sell, and believe we will hold these securities until recovery. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $19.0 million (par value) of securities as long-term as of December 31, 2009.
     Management believes there have been no other material changes to our quantitative and qualitative disclosures about market risk during the three month period ended December 31, 2009, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2009.
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
     Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.
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
     Reference is made to Item 1, Note 5, “Commitments and Contingencies — Legal Proceedings,” of Part I of this Quarterly Report on Form 10-Q and Item 3, Legal Proceedings, in the Form 10-K, filed November 20, 2009 for descriptions of our legal proceedings. We continue to believe that the resolution of these legal proceedings will not have a material adverse effect on us and there have been no material developments since the time of the Form 10-K filing, except as noted in Item 1, Note 5 of Part I of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
     Information regarding risk factors appears in Part I — Item 2 of this Quarterly Report on Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors that May Affect Future Results” and in Part I — Item 1A of the Form 10-K. There have been no material changes from the risk factors previously disclosed in the Form 10-K. We have removed the risk factor entitled “The matters relating to our historical stock option practices and the restatement of our consolidated financial statements have resulted in regulatory proceedings against us and may result in future regulatory proceedings, which could have a material adverse impact on our financial condition.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On October 22, 2008, the Company announced that its Board of Directors approved a new program to repurchase up to an additional $200 million of the Company’s outstanding common stock. Acquisitions for the share repurchase program will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The program may be discontinued at any time. As of February 3, 2010, the Company had repurchased and retired 3,685,174 shares at an average price of $28.18 per share under the new program.
     Shares repurchased and retired as of February 3, 2010 are as follows (in thousands, except shares and per share data):

			Total Number of	Approximate Dollar
	Total Number		Shares Purchased	Value of Shares that
	of Shares	Average Price	per the Publicly	May Yet be Purchased
	Purchased	Paid per Share	Announced Plan	Under the Plan
October 1, 2008 - October 31, 2008	—	$—	—	$200,000
November 1, 2008 — November 30, 2008	543,100	$22.87	543,100	$187,553
December 1, 2008 — December 31, 2008	329,920	$22.84	329,920	$180,000

January 1, 2009 — January 31, 2009	—	$—	—	$180,000
February 1, 2009 — February 28, 2009	636,895	$21.34	636,895	$166,377
March 1, 2009 — March 31, 2009	703,811	$19.58	703,811	$152,563

April 1, 2009 — April 30, 2009	—	$—	—	$152,563
May 1, 2009 — May 31, 2009	—	$—	—	$152,563
June 1, 2009 — June 30, 2009	463,900	$34.17	463,900	$136,689

July 1, 2009 — July 31, 2009	146,700	$35.51	146,700	$131,473
August 1, 2009 — August 31, 2009	320,700	$36.01	320,700	$119,907
September 1, 2009 — September 30, 2009	199,021	$36.85	199,021	$112,564

October 1, 2009 — October 31, 2009	—	$—	—	$112,564
November 1, 2009 — November 30, 2009	177,950	$47.36	177,950	$104,128
December 1, 2009 — December 31, 2009	131,210	$49.98	131,210	$97,564

January 1, 2010 — January 31, 2010	—	$—	—	$97,564
February 1, 2010 — February 3, 2010	31,967	$50.32	31,967	$95,953

Item 6. Exhibits

Exhibit
Number		Exhibit Description
3.1	—	Second Amended and Restated Articles of Incorporation of the Registrant (1)

4.1	—	Specimen Common Stock Certificate (1)

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of February, 2010.

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