Form 10-Q/A
period 2009-12-31
F5 NETWORKS INC
filed 2010-02-18
CIK 1048695

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

EXPLANATION OF AMENDMENT
          This Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on February 5, 2010 (the “Original Filing”), is being filed solely to amend Exhibit 32.1 by correcting the date referenced in such Exhibit to December 31, 2009 from June 30, 2009. No other information in our Original Filing is amended hereby, all such information continues to speak as of the date of the Original Filing, and, except for the amendment of Exhibit 32.1, this Form 10-Q/A does not update the disclosure contained in the Original Filing to reflect any events that have occurred since the date of the Original Filing.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of February, 2010.

F5 NETWORKS, INC.
By:	/s/ JOHN RODRIGUEZ
John Rodriguez
Senior Vice President, Chief Accounting Officer (principal financial officer)

EXHIBIT INDEX

Exhibit
Number		Exhibit Description
32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

3