Form 10-Q
period 2010-03-31
F5 NETWORKS INC
filed 2010-05-07
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of May 5, 2010 was 80,146,901.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,	September 30,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$148,524	$110,837
Short-term investments	236,725	206,291
Accounts receivable, net of allowances of $4,623 and $3,651	89,385	106,973
Inventories	16,472	13,819
Deferred tax assets	8,049	8,010
Other current assets	26,668	22,252

Total current assets	525,823	468,182

Restricted cash	2,748	2,729
Property and equipment, net	37,058	39,371
Long-term investments	326,444	257,294
Deferred tax assets	42,386	49,018
Goodwill	233,526	231,883
Other assets, net	19,125	20,168

Total assets	$1,187,110	$1,068,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,733	$18,891
Accrued liabilities	47,410	53,232
Deferred revenue	179,257	150,891

Total current liabilities	238,400	223,014

Other long-term liabilities	13,905	14,373
Deferred revenue, long-term	47,229	32,238

Total long-term liabilities	61,134	46,611

Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 79,482 and 78,325 shares issued and outstanding	490,176	462,786
Accumulated other comprehensive loss	(3,594)	(2,337)
Retained earnings	400,994	338,571

Total shareholders’ equity	887,576	799,020

Total liabilities and shareholders’ equity	$1,187,110	$1,068,645

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Net revenues
Products	$129,559	$94,135	$248,777	$202,030
Services	76,509	60,014	148,447	117,688

Total	206,068	154,149	397,224	319,718

Cost of net revenues
Products	27,419	25,037	53,461	48,960
Services	13,997	11,545	27,084	23,645

Total	41,416	36,582	80,545	72,605

Gross profit	164,652	117,567	316,679	247,113

Operating expenses
Sales and marketing	69,644	51,933	135,286	111,371
Research and development	29,134	25,977	55,854	53,079
General and administrative	16,016	12,055	31,969	27,860
Restructuring charges	—	4,329	—	4,329

Total	114,794	94,294	223,109	196,639

Income from operations	49,858	23,273	93,570	50,474
Other income, net	2,291	2,136	3,996	5,015

Income before income taxes	52,149	25,409	97,566	55,489
Provision for income taxes	19,005	6,423	35,143	15,080

Net income	$33,144	$18,986	$62,423	$40,409

Net income per share — basic	$0.42	$0.24	$0.79	$0.51

Weighted average shares — basic	79,394	78,925	79,147	79,133

Net income per share — diluted	$0.41	$0.24	$0.77	$0.51

Weighted average shares — diluted	80,737	79,570	80,630	79,920

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	Six Months Ended March 31, 2010
			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders'
	Shares	Amount	Income (Loss)	Earnings	Equity
Balance, September 30, 2009	78,325	$462,786	$(2,337)	$338,571	$799,020
Exercise of employee stock options	644	13,356	—	—	13,356
Issuance of stock under employee stock purchase plan	243	5,749	—	—	5,749
Issuance of restricted stock	944	—	—	—	—
Repurchase of common stock	(674)	(35,000)	—	—	(35,000)
Tax benefit from employee stock transactions	—	9,700	—	—	9,700
Stock-based compensation	—	33,585	—	—	33,585
Comprehensive income:
Net income	—	—	—	62,423	—
Foreign currency translation adjustment	—	—	(446)	—	—
Unrealized loss on securities, net of tax	—	—	(811)	—	—
Comprehensive income	—	—	—	—	61,166

Balance, March 31, 2010	79,482	$490,176	$(3,594)	$400,994	$887,576

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended
	March 31,
	2010	2009
Operating activities
Net income	$62,423	$40,409
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on disposition of assets and investments	(13)	13
Stock-based compensation	33,585	28,170
Provisions for doubtful accounts and sales returns	1,257	2,889
Depreciation and amortization	12,088	14,188
Deferred income taxes	5,340	975
Loss (gain) on auction rate securities put option	19	(4,177)
(Gain) loss on trading auction rate securities	(19)	4,177
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	16,331	4,101
Inventories	(2,653)	(4,888)
Other current assets	(4,481)	(7,066)
Other assets	(2,038)	105
Accounts payable and accrued liabilities	(13,283)	2,755
Deferred revenue	43,356	15,475

Net cash provided by operating activities	151,912	97,126

Investing activities
Purchases of investments	(331,410)	(166,610)
Maturities of investments	230,595	163,041
Investment of restricted cash	(22)	22
Acquisition of intangible assets	—	(704)
Purchases of property and equipment	(6,840)	(6,457)

Net cash used in investing activities	(107,677)	(10,708)

Financing activities
Tax benefit (loss) from nonqualified stock options	9,700	(3,002)
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	19,149	5,884
Repurchase of common stock	(35,000)	(47,437)

Net cash used in financing activities	(6,151)	(44,555)

Net increase in cash and cash equivalents	38,084	41,863
Effect of exchange rate changes on cash and cash equivalents	(397)	(478)
Cash and cash equivalents, beginning of period	110,837	78,303

Cash and cash equivalents, end of period	$148,524	$119,688

Supplemental disclosure of non-cash financing activities:
Unrealized loss on investments	$3,497	$4,395

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
     The Company sells products through distributors, resellers, and directly to end users. The Company recognizes product revenue upon shipment, net of estimated returns, provided that collection is determined to be reasonably assured and no significant performance obligations remain. In certain regions where the Company does not have the ability to reasonably estimate returns, the Company defers revenue on sales to its distributors until they have received information from the channel partner indicating that the distributor has sold the product to its customer. Payment terms to domestic customers are generally net 30 days to net 45 days. Payment terms to international customers range from net 30 days to net 120 days based on normal and customary trade practices in the individual markets. The Company offers extended payment terms to certain customers, in which case, revenue is recognized when payments are due.
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
Goodwill
     Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company tests goodwill for impairment on an annual basis and between annual tests in certain circumstances, and goodwill is written down when impaired. Goodwill was recorded in connection with the acquisition of Acopia Networks, Inc. in fiscal year 2007, Swan Labs, Inc. in fiscal year 2006, MagniFire Websystems, Inc. in fiscal year 2004 and uRoam, Inc. in fiscal year 2003.
     The Company performs its annual goodwill impairment test during the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. For its annual goodwill impairment analysis, the Company operates under one reporting unit. The Company determined the fair value of its reporting unit based on the Company’s enterprise value. This reporting unit was not at risk of failing step one of the annual goodwill impairment test for the years ended March 31, 2010 and 2009.
Stock-Based Compensation
     The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $16.5 million and $13.3 million of stock-based compensation expense for the three months ended March 31, 2010 and 2009, respectively, and $33.6 million and $28.2 million for the six months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, there was $55.6 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
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
     The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The Company’s estimated forfeiture rate in the second quarter of fiscal year 2010 is 3.5% for grants awarded to the Company’s executive officers and Board of Directors, and 10.5% for grants awarded to all other employees. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
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
Common Stock Repurchase
     On October 22, 2008, the Company announced that its Board of Directors approved a new program to repurchase up to an additional $200 million of the Company’s outstanding common stock. Acquisitions for the share repurchase program will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The program can be terminated at any time. As of May 5, 2010, the Company had repurchased and retired 4,064,864 shares at an average price of $30.88 per share under the new program.
Earnings Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Numerator
Net income	$33,144	$18,986	$62,423	$40,409

Denominator
Weighted average shares outstanding — basic	79,394	78,925	79,147	79,133
Dilutive effect of common shares from stock options and restricted stock units	1,343	645	1,483	787

Weighted average shares outstanding — diluted	80,737	79,570	80,630	79,920

Basic net income per share	$0.42	$0.24	$0.79	$0.51

Diluted net income per share	$0.41	$0.24	$0.77	$0.51

     An immaterial amount of common shares potentially issuable from stock options for the three and six months ended March 31, 2010, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period. Approximately 0.7 million and 0.7 million of common shares potentially issuable from stock options for the three and six months ended March 31, 2009, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common stock for the respective period.
Comprehensive Income
     Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains (losses) on securities and foreign currency translation adjustments are included in accumulated other comprehensive loss. Comprehensive income and its components were as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Net Income	$33,144	$18,986	$62,423	$40,409
Unrealized (loss) gain on securities, net of tax	(310)	(335)	(811)	2,568
Foreign currency translation adjustment	(435)	(335)	(446)	(364)

Total comprehensive income	$32,399	$18,316	$61,166	$42,613

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
     In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 increases disclosures to include transfers in and out of

Levels 1 and 2 and clarifies inputs, valuation techniques and level of disaggregation to be disclosed. The Company adopted ASU 2010-06 in the second quarter of fiscal year 2010. The adoption of this statement did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.
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
     Level 1 investments are valued based on quoted market prices in active markets and include the Company’s cash equivalent investments. Level 2 investments, which include investments that are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include the Company’s certificates of deposit, corporate bonds and notes, municipal bonds and notes and U.S. government securities. Fair values for the Company’s level 2 investments are based on similar assets without applying significant judgments. In addition, all of the Company’s level 2 investments have a sufficient level of trading volume to demonstrate that the fair values used are appropriate for these investments.
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
     The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at March 31, 2010, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets for	Other Observable	Significant	Fair Value at
	Identical Securities	Inputs	Unobservable Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2010
Cash equivalents	$32,939	$—	$—	$32,939
Short-term investments
Available-for-sale securities — certificates of deposit	—	3,885	—	3,885
Available-for-sale securities — corporate bonds and notes	—	52,983	—	52,983
Available-for-sale securities — municipal bonds and notes	—	121,593	—	121,593
Available-for-sale securities — U.S. government securities	—	38,274	—	38,274
Trading securities — auction rate securities	—	—	19,990	19,990
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	118,103	—	118,103
Available-for-sale securities — municipal bonds and notes	—	49,171	—	49,171
Available-for-sale securities — U.S. government securities	—	143,217	—	143,217
Available-for-sale securities — auction rate securities	—	—	15,953	15,953
Put option (Note 3)	—	—	1,510	1,510

Total	$32,939	$527,226	$37,453	$597,618

     Due to the auction failures of the Company’s auction rate securities (“ARS”) that began in the second quarter of fiscal year 2008, there are still no quoted prices in active markets for similar assets as of March 31, 2010. Therefore, the Company has classified its ARS as level 3 financial assets. The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

	Significant	Significant
	Unobservable Inputs	Unobservable Inputs
	(Level 3) (1)	(Level 3) (2)
Balance, beginning of period	$41,893	$53,350
Total losses realized or unrealized:
Included in earnings (other income, net)	500	(1,510)
Included in other comprehensive income	110	(3,047)
Recognition of put option to earnings	(500)	1,510
Settlements	(4,550)	(12,850)
Transfers into and/or out of level 3	—	—

Balance, March 31, 2010	$37,453	$37,453

(1)	Beginning balance represents the fair value of the Company’s investments in ARS as of December 31, 2009

(2)	Beginning balance represents the fair value (par value) of the Company’s investments in ARS as of February 1, 2008 prior to auction failures
     Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain ARS for which there was a decrease in the observation of market pricing. At March 31, 2010, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at March 31, 2010.
     The Company adopted the fair value hierarchy for financial assets and liabilities on October 1, 2008, the first day of fiscal year 2009. On October 1, 2009, the first day of fiscal year 2010, the Company applied the fair value hierarchy to all non-financial assets and liabilities. The adoption did not have a material effect on the consolidated financial statements. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived-assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three months ended March 31, 2010, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.

3. Short-Term and Long-Term Investments
     Short-term investments consist of the following (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2010
Certificates of deposit	$3,883	$2	$—	$3,885
Corporate bonds and notes	52,736	277	(30)	52,983
Municipal bonds and notes	121,009	587	(3)	121,593
Auction rate securities	19,990	—	—	19,990
U.S. government securities	38,193	101	(20)	38,274

	$235,811	$967	$(53)	$236,725

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2009
Certificates of deposit	$3,120	$2	$—	$3,122
Corporate bonds and notes	34,325	201	(2)	34,524
Municipal bonds and notes	106,491	854	—	107,345
Auction rate securities	24,559	—	—	24,559
U.S. government securities	36,646	96	(1)	36,741

	$205,141	$1,153	$(3)	$206,291

     Long-term investments consist of the following (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2010
Corporate bonds and notes	$117,895	$415	$(207)	$118,103
Municipal bonds and notes	48,980	247	(56)	49,171
Auction rate securities	19,000	—	(3,047)	15,953
U.S. government securities	143,109	242	(134)	143,217

	$328,984	$904	$(3,444)	$326,444

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2009
Corporate bonds and notes	$48,194	$508	$(24)	$48,678
Municipal bonds and notes	72,202	777	—	72,979
Auction rate securities	19,000	—	(3,455)	15,545
U.S. government securities	119,447	649	(4)	120,092

	$258,843	$1,934	$(3,483)	$257,294

     The cost or amortized cost and fair value of fixed maturities at March 31, 2010, by contractual years-to-maturity, are presented below (in thousands):

	Cost or
	Amortized
	Cost	Fair Value
One year or less	$235,811	$236,725
Over one year through five years	328,984	326,444

	$564,795	$563,169

     The cost or amortized cost values of the Company’s ARS include $19.0 million of available-for-sale securities and $20.0 million of trading investment securities as of March 31, 2010 and $19.0 million of available-for-sale securities and $24.6 million of trading investment securities as of September 30, 2009.

     The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2010 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2010
Corporate bonds and notes	$98,207	$(237)	$—	$—	$98,207	$(237)
Municipal bonds and notes	28,062	(59)	—	—	28,062	(59)
Auction rate securities	—	—	15,953	(3,047)	15,953	(3,047)
U.S. government securities	86,292	(154)	—	—	86,292	(154)

Total	$212,561	$(450)	$15,953	$(3,047)	$228,514	$(3,497)

     The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for the first six months of fiscal year 2010 were primarily caused by reductions in the values of the ARS due to the illiquid markets and were partially offset by unrealized gains related to interest rate decreases.
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
     In October 2008, the Company entered into an agreement (“the Agreement”) with UBS whereby UBS would purchase eligible ARS it sold to the Company prior to February 13, 2008. Under the terms of the Agreement, and at the Company’s discretion, UBS will purchase eligible ARS from the Company at par value (“Put Option”) during the period of June 30, 2010 through July 2, 2012. The Company expects to sell its eligible ARS under the Agreement in the third quarter of fiscal year 2010. However, if the Company does not exercise its rights to sell its eligible ARS under the Agreement before July 2, 2012 this Put Option will expire and UBS will have no further rights or obligations to buy the Company’s ARS. So long as the Company holds its ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. The Company elected to measure the Put Option under the fair value option, and recorded a benefit of approximately $1.5 million pre-tax. At March 31, 2010 the Company had $20.0 million of these ARS recorded as short term, as the Company has the option to liquidate these ARS within the next twelve months. The Company transferred these ARS from available-for-sale to trading investment securities in the first quarter of fiscal 2009. As a result of accepting the Put Option and reclassifying the ARS from available-for-sale to trading investment securities, the Company recognized an other-than-temporary impairment loss of approximately $1.5 million pre-tax, reflecting a reversal of the related unrealized loss that was previously recorded in other comprehensive loss. The recording of the fair value of the Put Option and the recognition of the other-than-temporary impairment loss resulted in no impact to the consolidated income statement for the six months ended March 31, 2010.
     At March 31, 2010, the Company also had $16.0 million of ARS classified as available-for-sale securities in long-term investments as reflected in the Company’s consolidated balance sheet. The Company believes that this is the appropriate presentation, as the Company does not believe it will be able to liquidate these securities in the next twelve months.
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
     Inventories consist of the following (in thousands):

	March 31,	September 30,
	2010	2009
Finished goods	$12,228	$8,326
Raw materials	4,244	5,493

	$16,472	$13,819

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
     The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of March 31, 2010 and March 31, 2009 were not material.
Purchase Commitments
     The Company currently has arrangements with contract manufacturers and other suppliers for the manufacturing of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless they give notice of order cancellation in advance of applicable lead times. As of March 31, 2010, the Company was committed to purchase approximately $15.8 million of such inventory during the next quarter.
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
6. Income Taxes
     The effective tax rate was 36.4% and 25.3% for the three months ended March 31, 2010 and 2009, respectively, and 36.0% and 27.2% for the six months ended March 31, 2010 and 2009, respectively. The increase in effective tax rate was primarily due to the expiration of the federal research and development credit at December 31, 2009 and a favorable adjustment related to equity awards in a major foreign tax jurisdiction which was reflected in the effective tax rate for the three and six months ended March 31, 2009.
     At March 31, 2010 the Company has classified approximately $5.8 million of unrecognized tax liabilities as a non-current liability. We do not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.
     The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. In the three months ended March 31, 2010, the Company accrued an immaterial amount of interest expense related to its liability for unrecognized tax benefits. All unrecognized tax benefits, if recognized, would affect the effective tax rate.
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
7. Geographic Sales and Significant Customers
     Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company is organized as, and operates in, one reportable segment: the development, marketing and sale of application delivery networking products that optimize the security, performance and availability of network applications, servers and storage systems. The Company does business in four main geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan; and the Asia Pacific region (APAC). The Company’s chief operating decision-making group reviews financial information presented on a consolidated basis accompanied by information about revenues by geographic region. The Company’s foreign offices conduct sales, marketing and support activities. Revenues are attributed by geographic location based on the location of the customer. The Company’s assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for net revenue.

     The following presents revenues by geographic region (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Americas	$118,407	$84,565	$229,412	$173,989
EMEA	49,284	35,952	95,604	76,064
Japan	15,553	13,899	27,927	28,505
Asia Pacific	22,824	19,733	44,281	41,160

	$206,068	$154,149	$397,224	$319,718

     Net revenues from international customers are primarily denominated in U.S. dollars and totaled $87.7 million and $69.6 million for the three months ended March 31, 2010 and 2009, respectively, and $167.8 million and $145.7 million for the six months ended March 31, 2010 and 2009, respectively. Two worldwide distributors accounted for 25.0% and 24.6% of total net revenue for the three and six month periods ended March 31, 2010. One worldwide distributor accounted for 15.5% and 16.3% of total net revenue for the three and six month periods ended March 31, 2009. One worldwide distributor accounted for 10.0% of the Company’s accounts receivable as of March 31, 2010. No other distributors accounted for more than 10% of total net revenue or receivables.
8. Subsequent Events
     On April 5, 2010, the Company entered into a Second Amended and Restated Lease Agreement for its corporate headquarters, extending the term of the Amended and Restated Lease Agreement dated April 3, 2000 through July 2022.

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
     Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:
•	Revenues. The majority of our revenues are derived from sales of our Application Delivery Networking (“ADN”) products and related software modules; BIG-IP Local Traffic Manager, BIG-IP Global Traffic Manager, BIG-IP Link Controller, BIG-IP Application Security Manager, BIG-IP Edge Gateway, BIG-IP WAN Optimization module, BIG-IP Access Policy Manager, and WebAccelerator; FirePass SSL VPN appliance; and our ARX file virtualization products. We also derive revenues from the sales of services including annual maintenance contracts, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are key indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

•	Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, amortization of developed technology and personnel and overhead expenses. Our margins have remained relatively stable, however, factors such as sales price, product mix, inventory obsolescence, returns, component price increases and warranty costs could significantly impact our gross margins from quarter to quarter and represent significant indicators we monitor on a regular basis.

•	Operating expenses. Operating expenses are substantially driven by personnel and related overhead expenses. Existing headcount and future hiring plans are the predominant factors in analyzing and forecasting future operating expense trends. Other significant operating expenses that we monitor include marketing and promotions, travel, professional fees, computer costs related to the development of new products, facilities and depreciation expenses.

•	Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first six months of fiscal year 2010 was primarily due to net income from operations, with operating activities providing cash of $151.9 million. This increase was partially offset by $35.0 million of cash used to repurchase outstanding common stock under our stock repurchase program in the first half of fiscal year 2010. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for the first six months of fiscal year 2010 were comprised primarily of information technology infrastructure and equipment to support the growth of our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•	Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in the second quarter of fiscal year 2010 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our day’s sales outstanding for the second quarter of fiscal year 2010 was 39.
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

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in thousands, except percentages)
Net Revenues
Products	$129,559	$94,135	$248,777	$202,030
Services	76,509	60,014	148,447	117,688

Total	$206,068	$154,149	$397,224	$319,718

Percentage of net revenues
Products	62.9%	61.1%	62.6%	63.2%
Services	37.1	38.9	37.4	36.8

Total	100.0%	100.0%	100.0%	100.0%

     Net revenues. Total net revenues increased 33.7% and 24.2% for the three and six months ended March 31, 2010, respectively, from the same periods in the prior year. Overall revenue growth for the three and six months ended March 31, 2010 was primarily due to increased service and product revenues as a result of our increased installed base of products and increased demand for our core ADN products, including application security and WAN optimization products. International revenues were 42.5% and 42.2% of total net revenues for the three and six months ended March 31, 2010, respectively, compared to 45.1% and 45.6% for the same periods in the prior year, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
     Net product revenues increased 37.6% and 23.1% for the three and six months ended March 31, 2010, respectively, from the same periods in the prior year. The increase in net product revenues for the three and six months ended March 31, 2010 was primarily due to an increase of $37.0 million and $46.9 million, respectively, in sales of our ADN products from the same periods in the prior year. Sales of our ADN products represented 96.3% and 95.2% of product revenues for the three and six months ended March 31, 2010, respectively, compared to 93.2% and 94.0% for the same periods in the prior year, respectively.
     Net service revenues increased 27.5% and 26.1% for the three and six months ended March 31, 2010, from the same periods in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.
     Avnet Technology Solutions and Tech Data, two of our worldwide distributors, accounted for 13.8% and 11.2% of our total net revenue for the three months ended March 31, 2010, respectively. Avnet Technology Solutions and Tech Data accounted for 12.8% and 11.8% of our total net revenue for the six months ended March 31, 2010, respectively. Avnet Technology Solutions accounted for 15.5% and 16.3% of our total net revenue for the three and six months ended March 31, 2009, respectively. Avnet Technology Solutions accounted for 10.0% of our accounts receivable as of March 31, 2010. No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$27,419	$25,037	$53,461	$48,960
Services	13,997	11,545	27,084	23,645

Total	41,416	36,582	80,545	72,605

Gross profit	$164,652	$117,567	$316,679	$247,113
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	21.2%	26.6%	21.5%	24.2%
Services	18.3	19.2	18.2	20.1

Total	20.1	23.7	20.3	22.7

Gross profit	79.9%	76.3%	79.7%	77.3%

     Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased 9.5% and 9.2% for the three and six months ended March 31, 2010, respectively, as compared to the same periods in the prior year. The increase in cost of net product revenues was primarily due to a higher volume of units shipped along with an increase in warranty expense, partially offset by a decrease in expense related to obsolete inventory.
     Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and six months ended March 31, 2010, cost of net service revenues as a percentage of net service revenues decreased to 18.3% and 18.2%, respectively, compared to 19.2% and 20.1% for the same periods in the prior year, respectively, primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of March 2010 increased to 384 from 313 at the end of March 2009. In addition, cost of net service revenues included stock-based compensation expense of $1.4 million and $2.9 million for the three and six months ended March 31, 2010, respectively, compared to $1.2 million and $2.3 million for the same periods in the prior year, respectively.

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$69,644	$51,933	$135,286	$111,371
Research and development	29,134	25,977	55,854	53,079
General and administrative	16,016	12,055	31,969	27,860
Restructuring charges	—	4,329	—	4,329

Total	$114,794	$94,294	$223,109	$196,639

Operating expenses (as a percentage of net revenue)
Sales and marketing	33.8%	33.7%	34.1%	34.8%
Research and development	14.1	16.9	14.1	16.6
General and administrative	7.8	7.8	8.0	8.7
Restructuring charges	—	2.8	—	1.4

Total	55.7%	61.2%	56.2%	61.5%

     Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities and depreciation expenses. Sales and marketing expenses increased 34.1% and 21.5% for the three and six months ended March 31, 2010, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to increases of $11.9 million and $17.7 million in commissions and personnel costs for the three and six months ended March 31, 2010, respectively, from the comparable periods in the prior year. The increased commissions and personnel costs were driven by growth in sales and marketing employee headcount and increased sales volume for the corresponding period. Sales and marketing headcount at the end of March 2010 increased to 757 from 679 at the end of March 2009. Sales and marketing expense included stock-based compensation expense of $6.4 million and $13.1 million for the three and six months ended March 31, 2010, respectively, compared to $5.4 million and $11.4 million for the same periods in the prior year, respectively.
     Research and development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 12.2% and 5.2% for the three and six months ended March 31, 2010, respectively, from the comparable periods in the prior year. The increase in research and development expense was primarily due to increases of $2.3 million and $2.5 million in personnel costs for the three and six months ended March 31, 2010, respectively, from the comparable periods in the prior year. Research and development headcount at the end of March 2010 increased to 471 from 427 at the end of March 2009. Research and development expense included stock-based compensation expense of $4.6 million and $9.4 million for the three and six months ended March 31, 2010, respectively, compared to $4.1 million and $8.4 million for the same periods in the prior year, respectively. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
     General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 32.9% and 14.7% for the three and six months ended March 31, 2010, respectively, from the comparable periods in the prior year. The increase in general and administrative expense was primarily due to increases of $1.1 million and $1.5 million in personnel costs for the three and six months ended March 31, 2010, respectively, from the comparable periods in the prior year. Stock-based compensation expense was $3.9 million and $7.8 million for the three and six months ended March 31, 2010, respectively, compared to $2.5 million and $5.9 million for the same periods in the prior year, respectively. General and administrative headcount at the end of March 2010 increased to 211 from 184 at the end of March 2009.

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in thousands, except percentages)
Other Income and Income Taxes
Income from operations	$49,858	$23,273	$93,570	$50,474
Other income, net	2,291	2,136	3,996	5,015

Income before income taxes	52,149	25,409	97,566	55,489
Provision for income taxes	19,005	6,423	35,143	15,080

Net income	$33,144	$18,986	$62,423	$40,409

Other income and income taxes (as percentage of net revenue)
Income from operations	24.2%	15.1%	23.6%	15.8%
Other income, net	1.1	1.4	1.0	1.6

Income before income taxes	25.3	16.5	24.6	17.4
Provision for income taxes	9.2	4.2	8.9	4.7

Net income	16.1%	12.3%	15.7%	12.7%

     Other income, net. Other income, net, consists of interest income and foreign currency transaction gains and losses. Other income, net, increased 7.3% for the three months ended March 31, 2010, compared to the same period in the prior year. Other income, net, decreased 20.3% for the six months ended March 31, 2010, compared to the same period in the prior year. The decrease in other income, net for the six months ended March 31, 2010 was primarily due to a $1.8 million decrease in interest income, partially offset by a decrease in foreign currency transaction losses as compared to the same period in the prior year. The decrease in interest income for the six months ended March 31, 2010 was primarily due to a decline in interest rates from the prior year.
     Provision for income taxes. We recorded a 36.4% and 36.0% provision for income taxes for the three and six month periods ended March 31, 2010, respectively. At March 31, 2010, we did not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that these assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at March 31, 2010 and March 31, 2009 were $50.4 million and $50.3 million, respectively. Our worldwide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in the various geographic locations in which we operate, changes in the valuation of our net deferred tax assets, resolution of potential exposures, tax positions taken on tax returns filed in the various geographic locations in which we operate, and the introduction of new accounting standards or changes in tax laws or interpretations thereof in the various geographic locations in which we operate. We have recorded liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense. In addition, on May 4, 2009 U.S. President Barack Obama proposed significant changes to the U.S. international tax laws that would limit U.S. deductions for expenses related to un-repatriated foreign-source income and modify the U.S. foreign tax credit and “check-the-box” rules. We cannot determine whether these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If the U.S. tax laws change in a manner that increases our tax obligation, our operating results could suffer.
Liquidity and Capital Resources
     Cash and cash equivalents, short-term investments and long-term investments totaled $711.7 million as of March 31, 2010 compared to $574.4 million as of September 30, 2009, representing an increase of $137.3 million. The increase was primarily due to cash provided by operating activities of $151.9 million for the six months ended March 31, 2010 which was partially offset by $35.0 million of additional cash required for the repurchase of outstanding common stock under our stock repurchase program. The increase in cash flow from operations for the first six months of fiscal year 2010 resulted from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, excluding auction rate securities (“ARS”), together with cash generated from operations should be sufficient to meet our operating requirements for the foreseeable future.
     At March 31, 2010, we held $35.9 million in fair value of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rates being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. We limit our investments in ARS to securities that carry a AAA/A- (or equivalent) rating from recognized rating agencies and limit the amount of credit exposure to any one issuer. At the time of initial investment and at the date of this Quarterly Report on Form 10-Q, all of our ARS were in compliance with our investment policy.
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
     We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Through March 31, 2010, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities. However, due to uncertainty in the ARS market, we believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $19.0 million (par value) of our ARS as long-term as of March 31, 2010.
     In October 2008, we entered into an agreement (“the Agreement”) with UBS whereby UBS would purchase eligible ARS it sold to us prior to February 13, 2008. Under the terms of the Agreement, and at our discretion, UBS will purchase eligible ARS from us at par value (“Put Option”) during the period of June 30, 2010 through July 2, 2012. Amounts eligible total $21.5 million (par value) at March 31, 2010. We expect to sell our eligible ARS under the Agreement. However, if we do not exercise our rights to sell our eligible ARS under the Agreement before July 2, 2012 the Put Option will expire and UBS will have no further rights or obligations to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. In the first quarter of fiscal year 2009, we transferred these ARS from available-for-sale to trading investment securities. We elected to measure the Put Option under the fair value option, and recorded a benefit in other income of approximately $1.5 million pre-tax, and recorded a corresponding long term investment. As a result of accepting the Put Option and reclassifying the ARS from available-for-sale to trading investment securities, we recognized an other-than-temporary impairment loss of approximately $1.5 million pre-tax, reflecting a reversal of the related unrealized loss that was previously recorded in other comprehensive loss. The recording of the fair value of the Put Option and the recognition of the other-than-temporary impairment loss resulted in no impact to the consolidated income statement for the three months ended March 31, 2010.
     Cash used in investing activities was $107.7 million for the six months ended March 31, 2010 compared to cash used in investing activities of $10.7 million for the same period in the prior year. Investing activities include purchases and maturities of available-for-sale securities, capital expenditures and changes in restricted cash requirements. The amount of cash used in investing activities for the first half of fiscal year 2010 was primarily due to the purchase of investments and capital expenditures related to maintaining our operations worldwide partially offset by the maturity of investments.
     Cash used in financing activities was $6.2 million for the six months ended March 31, 2010 compared to cash used in financing activities of $44.6 million for the same period in the prior year. Our financing activities for the six months ended March 31, 2010 consisted of cash required for the repurchase of outstanding common stock under our stock repurchase program of $35.0 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $19.1 million and tax benefits related to non-qualified stock options of $9.7 million.
Obligations and Commitments
     As of March 31, 2010, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2022. Except as noted in Item 1, Note 8, “Subsequent Events,” there have been no other material changes in our principal lease commitments compared to those discussed in the Form 10-K. In connection with the lease agreement for our corporate headquarters, we established a restricted escrow account collateralized by a certificate of deposit that has been included on our balance sheet as a component of restricted cash. The total amount required in escrow reduces at various dates as set forth by the lease agreement. The amount required in escrow at March 31, 2010 was $2.4 million as set forth by the lease agreement.
     We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of March 31, 2010, we were committed to purchase approximately $15.8 million of such inventory during the next quarter.

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
     Our success depends on sales and continued innovation of our Application Delivery Networking product lines
     For the fiscal year ended September 30, 2009 and the six months ended March 31, 2010, we derived approximately 93.7% and 95.2%, respectively, of our net product revenues, or approximately 58.3% and 59.6%, respectively, of our total net revenues, from sales of our Application Delivery Networking (“ADN”) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability and performance problems of our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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
We may not be able to sustain or develop new distribution relationships and a reduction or delay in sales to significant distribution partners could hurt our business
     We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two worldwide distributors of our products together accounted for 24.6% of our total net revenue for the six months ended March 31, 2010. One worldwide distributor of our products accounted for 15.4% of our total net revenue for fiscal year 2009 and two worldwide distributors of our products together accounted for 24.5% of our total net revenue for fiscal year 2008. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
Adverse general economic conditions or reduced information technology spending may adversely impact our business
     A substantial portion of our business depends on the demand for information technology by large enterprise customers and service providers, the overall economic health of our current and prospective customers and the continued growth and evolution of the Internet. International, national, regional and local economic conditions, such as recessionary economic cycles, protracted economic slowdown or further deterioration of the economy could adversely impact demand for our products. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Continued weak economic conditions or a reduction in information technology spending even if economic conditions improve would likely result in longer sales cycles and reduced product sales, each of which would adversely impact our business, results of operations and financial condition.
Our investments in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments
     At March 31, 2010, the fair value of our AAA/A- (or equivalent) rated municipal auction rate securities (“ARS”) was approximately $35.9 million. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS we held because sell orders exceeded buy orders. We may not be able to liquidate these ARS and realize their full carrying value unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security otherwise matures. While we do not believe the decline in the carrying values of these municipal ARS is permanent, if the issuers of these securities are unable to successfully close future auctions and their credit ratings are lowered, we may be required to record future impairment charges related to these investments, which would harm our results of operations. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified these investments as long-term as of March 31, 2010.
Our operating results are exposed to risks associated with international commerce

     As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to recessionary economic cycles or protracted slowdowns in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements and natural disasters. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. International sales represented 44.7% and 42.5% of our net revenues for the fiscal years ended September 30, 2009 and 2008, respectively, and 42.2% for the six months ended March 31, 2010. In particular, in fiscal year 2009, we derived 8.7% of our total revenue from the Japanese market. This revenue is dependent on a number of factors outside our control, including the viability and success of our resellers and the strength of the Japanese economy.
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
     At March 31, 2010, the fair value of our AAA/A- (or equivalent) rated municipal ARS was approximately $35.9 million. ARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7, 28 or 35 days. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, we exercise the Put Option with UBS, or the security matures. The underlying assets of the municipal ARS we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal ARS will have a material impact on our overall ability to meet our liquidity needs. We have no intent to sell, will not be required to sell, and believe we will hold these securities until recovery. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $19.0 million (par value) of securities as long-term as of March 31, 2010.
     Management believes there have been no other material changes to our quantitative and qualitative disclosures about market risk during the six month period ended March 31, 2010, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2009.

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

     Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.
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
     Information regarding risk factors appears in Part I — Item 2 of this Quarterly Report on Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors that May Affect Future Results.” This information includes previously disclosed material changes to the risk factors set forth in Part I — Item 1A of the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     On October 22, 2008, the Company announced that its Board of Directors approved a new program to repurchase up to an additional $200 million of the Company’s outstanding common stock. Acquisitions for the share repurchase program will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The program may be discontinued at any time. As of May 5, 2010, the Company had repurchased and retired 4,064,864 shares at an average price of $30.88 per share under the new program.
     Shares repurchased and retired as of May 5, 2010 are as follows (in thousands, except shares and per share data):

			Total Number of	Approximate Dollar
	Total Number		Shares Purchased	Value of Shares that
	of Shares	Average Price	per the Publicly	May Yet be Purchased
	Purchased	Paid per Share	Announced Plan	Under the Plan
October 1, 2008 - October 31, 2008	—	$—	—	$200,000
November 1, 2008 — November 30, 2008	543,100	$22.87	543,100	$187,553
December 1, 2008 — December 31, 2008	329,920	$22.84	329,920	$180,000

January 1, 2009 — January 31, 2009	—	$—	—	$180,000
February 1, 2009 — February 28, 2009	636,895	$21.34	636,895	$166,377
March 1, 2009 — March 31, 2009	703,811	$19.58	703,811	$152,563

April 1, 2009 — April 30, 2009	—	$—	—	$152,563
May 1, 2009 — May 31, 2009	—	$—	—	$152,563
June 1, 2009 — June 30, 2009	463,900	$34.17	463,900	$136,689

July 1, 2009 — July 31, 2009	146,700	$35.51	146,700	$131,473
August 1, 2009 — August 31, 2009	320,700	$36.01	320,700	$119,907
September 1, 2009 — September 30, 2009	199,021	$36.85	199,021	$112,564

October 1, 2009 — October 31, 2009	—	$—	—	$112,564
November 1, 2009 — November 30, 2009	177,950	$47.36	177,950	$104,128
December 1, 2009 — December 31, 2009	131,210	$49.98	131,210	$97,564

January 1, 2010 — January 31, 2010	—	$—	—	$97,564
February 1, 2010 — February 28, 2010	212,430	$51.07	212,430	$86,703
March 1, 2010 — March 31, 2010	152,528	$59.87	152,528	$77,563

April 1, 2010 — April 30, 2010	23,100	$70.56	23,100	$75,932
May 1, 2010 — May 5, 2010	23,599	$69.75	23,599	$74,285

Item 6.	Exhibits

Exhibit
Number		Exhibit Description
31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of May, 2010.

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