Form 10-Q/A
period 2009-12-31
F5 NETWORKS INC
filed 2010-05-13
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Amendment No. 2

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

EXPLANATION OF AMENDMENT
          We are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on February 5, 2010 (the “Original Filing”), solely to attach Exhibits 31.1, 31.2 and 32.1. No other information in our Original Filing is amended hereby, all such information continues to speak as of the date of the Original Filing, and, this Form 10-Q/A does not update the disclosure contained in the Original Filing to reflect any events that have occurred since the date of the Original Filing.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of May, 2010.

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