Form 10-Q
period 2010-06-30
F5 NETWORKS INC
filed 2010-08-06
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of August 4, 2010 was 80,467,642.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	September 30,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$143,813	$110,837
Short-term investments	254,543	206,291
Restricted cash	2,400	—
Accounts receivable, net of allowances of $3,999 and $3,651	102,829	106,973
Inventories	17,747	13,819
Deferred tax assets	7,868	8,010
Other current assets	30,886	22,252

Total current assets	560,086	468,182

Restricted cash	336	2,729
Property and equipment, net	35,991	39,371
Long-term investments	382,295	257,294
Deferred tax assets	37,762	49,018
Goodwill	233,526	231,883
Other assets, net	17,277	20,168

Total assets	$1,267,273	$1,068,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,657	$18,891
Accrued liabilities	47,990	53,232
Deferred revenue	188,661	150,891

Total current liabilities	259,308	223,014

Other long-term liabilities	15,386	14,373
Deferred revenue, long-term	50,977	32,238

Total long-term liabilities	66,363	46,611

Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 79,977 and 78,325 shares issued and outstanding	504,708	462,786
Accumulated other comprehensive loss	(4,595)	(2,337)
Retained earnings	441,489	338,571

Total shareholders’ equity	941,602	799,020

Total liabilities and shareholders’ equity	$1,267,273	$1,068,645

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenues
Products	$147,393	$95,619	$396,170	$297,649
Services	83,081	62,612	231,528	180,300

Total	230,474	158,231	627,698	477,949

Cost of net revenues
Products	29,328	21,955	82,789	70,915
Services	15,251	11,710	42,335	35,355

Total	44,579	33,665	125,124	106,270

Gross profit	185,895	124,566	502,574	371,679

Operating expenses
Sales and marketing	77,219	55,427	212,505	166,798
Research and development	30,889	25,070	86,743	78,149
General and administrative	17,658	12,764	49,627	40,624
Restructuring charges	—	—	—	4,329

Total	125,766	93,261	348,875	289,900

Income from operations	60,129	31,305	153,699	81,779
Other income, net	3,561	3,027	7,557	8,042

Income before income taxes	63,690	34,332	161,256	89,821
Provision for income taxes	23,195	11,556	58,338	26,636

Net income	$40,495	$22,776	$102,918	$63,185

Net income per share — basic	$0.51	$0.29	$1.30	$0.80

Weighted average shares — basic	79,864	78,603	79,386	78,958

Net income per share — diluted	$0.50	$0.29	$1.27	$0.79

Weighted average shares — diluted	81,031	79,612	80,870	80,014

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	Nine Months Ended June 30, 2010
			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
Balance, September 30, 2009	78,325	$462,786	$(2,337)	$338,571	$799,020
Exercise of employee stock options	762	15,280	—	—	15,280
Issuance of stock under employee stock purchase plan	458	13,936	—	—	13,936
Issuance of restricted stock	1,397	—	—	—	—
Repurchase of common stock	(965)	(55,000)	—	—	(55,000)
Tax benefit from employee stock transactions	—	16,715	—	—	16,715
Stock-based compensation	—	50,991	—	—	50,991
Comprehensive income:
Net income	—	—	—	102,918	—
Foreign currency translation adjustment	—	—	(1,170)	—	—
Unrealized loss on securities, net of tax	—	—	(1,088)	—	—
Comprehensive income	—	—	—	—	100,660

Balance, June 30, 2010	79,977	$504,708	$(4,595)	$441,489	$941,602

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended
	June 30,
	2010	2009
Operating activities
Net income	$102,918	$63,185
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on disposition of assets and investments	(117)	20
Stock-based compensation	50,991	40,727
Provisions for doubtful accounts and sales returns	794	2,552
Depreciation and amortization	17,923	20,432
Deferred income taxes	10,659	1,352
Gain on auction rate securities put option	(1,491)	(3,788)
Loss on trading auction rate securities	1,491	3,788
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	3,350	2,869
Inventories	(3,927)	(3,442)
Other current assets	(10,380)	(6,201)
Other assets	(1,651)	(512)
Accounts payable and accrued liabilities	154	(2,490)
Deferred revenue	56,507	24,873

Net cash provided by operating activities	227,221	143,365

Investing activities
Purchases of investments	(571,072)	(329,694)
Sales and maturities of investments	397,702	256,091
Investment of restricted cash	(26)	5
Acquisition of intangible assets	—	(706)
Purchases of property and equipment	(10,119)	(8,232)

Net cash used in investing activities	(183,515)	(82,536)

Financing activities
Excess tax benefits from share-based compensation	16,419	(2,758)
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	29,338	15,326
Repurchase of common stock	(55,000)	(63,311)

Net cash used in financing activities	(9,243)	(50,743)

Net increase in cash and cash equivalents	34,463	10,086
Effect of exchange rate changes on cash and cash equivalents	(1,487)	(100)
Cash and cash equivalents, beginning of period	110,837	78,303

Cash and cash equivalents, end of period	$143,813	$88,289

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
Basis of Presentation
     The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
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
     Whenever product, training services and post-contract customer support (“PCS”) elements are sold together, a portion of the sales price is allocated to each element based on their respective fair values as determined when the individual elements are sold separately. Where fair value of certain elements is not available, the Company recognizes revenue on the “residual method” based on the fair value of undelivered elements. Revenues from the sale of product are recognized when the product has been shipped and the customer is obligated to pay for the product. When rights of return are present and the Company cannot estimate returns, it recognizes revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes a limited period of telephone support updates, repair or replacement of any failed product or component that fails during the term of the agreement, bug fixes and rights to upgrades, when and if available. Consulting services are customarily billed at fixed rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.

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
     The Company performs its annual goodwill impairment test during the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. For its annual goodwill impairment analysis, the Company operates under one reporting unit. The Company determined the fair value of its reporting unit based on the Company’s enterprise value. In March 2010, the Company completed its annual impairment test and concluded there was no impairment of goodwill. The Company also considered potential impairment indicators at June 30, 2010 and noted no indicators of impairment.
Stock-Based Compensation
     The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $17.4 million and $12.6 million of stock-based compensation expense for the three months ended June 30, 2010 and 2009, respectively, and $51.0 million and $40.7 million for the nine months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, there was $42.8 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
     The Company issues incentive awards to its employees through stock-based compensation consisting of stock options and restricted stock units (“RSUs”). On August 2, 2010, the Company awarded approximately 910,000 RSUs to employees and executive officers pursuant to the Company’s annual equity and retention awards program. The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. Alternatively, in determining the fair value of stock options, the Company used the Black-Scholes option pricing model that employed the following key assumptions. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Expected volatility was based on the annualized daily historical volatility of the Company’s stock price commensurate with the expected life of the option. Expected term of the option was based on an evaluation of the historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years. The Company’s stock price volatility and option lives were based on management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.
     The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The Company’s estimated forfeiture rate in the third quarter of fiscal year 2010 is 3.5% for grants awarded to the Company’s executive officers and Board of Directors, and 10.5% for grants awarded to all other employees. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
     In August 2009, the Company granted 420,000 RSUs to certain current executive officers (the “2009 Performance Award”). Fifty percent of the aggregate number of RSUs granted at such time vest in equal quarterly increments over two years, until such portion of the grant is fully vested on August 1, 2011. Twenty-five percent of the RSU grant, or a portion thereof, was subject to the Company achieving specified quarterly revenue and EBITDA goals during the period beginning in the fourth quarter of fiscal year 2009 through the third quarter of fiscal year 2010 and the remaining twenty-five percent is subject to the Company achieving specified quarterly revenue and EBITDA goals during the period beginning in the fourth quarter of fiscal year 2010 through the third quarter of fiscal year 2011. In each case, 50% of the quarterly performance stock grant is based on achieving at least 80% of the quarterly revenue goal and the other 50% is based on achieving at least 80% of the quarterly EBITDA goal. The quarterly performance stock grant is paid linearly above 80% of the targeted goals. At least 100% of both goals must be attained in order for the quarterly performance stock grant to be awarded over 100%. Each goal is evaluated individually and subject to the 80% achievement threshold and 100% over-achievement threshold.
     In August 2008, the Company granted 383,400 RSUs to certain current executive officers. Fifty percent of the aggregate number of RSUs granted at such time vest in equal quarterly increments over two years, until such portion of the grant is fully vested on August 1, 2010. Twenty-five percent of the RSU grant, or a portion thereof, was subject to the Company achieving specified percentage increases in total revenue during the period beginning in the fourth quarter of fiscal year 2008 through the third quarter of fiscal year 2009, relative to the same periods in fiscal years 2007 and 2008 (the “2008 Performance Award”). Approximately half of this twenty-five percent was earned in fiscal year 2009. The remaining twenty-five percent was subject to the Company achieving specified quarterly revenue and EBITDA goals during the period beginning in the fourth quarter of fiscal year 2009 through the third quarter of fiscal year 2010, as set by the Compensation Committee of the Company’s Board of Directors.
     The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment.
Common Stock Repurchase
     On October 22, 2008, the Company announced that its Board of Directors approved a new program to repurchase up to an additional $200 million of the Company’s outstanding common stock. Acquisitions for the share repurchase program will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The program can be terminated at any time. As of August 4, 2010, the Company had repurchased and retired 4,331,392 shares at an average price of $33.28 per share under the new program.
Earnings Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator
Net income	$40,495	$22,776	$102,918	$63,185

Denominator
Weighted average shares outstanding — basic	79,864	78,603	79,386	78,958
Dilutive effect of common shares from stock options and restricted stock units	1,167	1,009	1,484	1,056

Weighted average shares outstanding — diluted	81,031	79,612	80,870	80,014

Basic net income per share	$0.51	$0.29	$1.30	$0.80

Diluted net income per share	$0.50	$0.29	$1.27	$0.79

     An immaterial amount of common shares potentially issuable from stock options for the three and nine months ended June 30, 2010, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period. Approximately 0.3 million and 0.5 million of common shares potentially issuable from stock options for the three and nine months ended June 30, 2009, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common stock for the respective period.
Comprehensive Income
     Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains (losses) on securities and foreign currency translation adjustments are included in accumulated other comprehensive loss. Comprehensive income and its components were as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Income	$40,495	$22,776	$102,918	$63,185
Unrealized (loss) gain on securities, net of tax	(277)	372	(1,088)	2,940
Foreign currency translation adjustment	(724)	300	(1,170)	(64)

Total comprehensive income	$39,494	$23,448	$100,660	$66,061

Recent Accounting Pronouncements
     In December 2007, the FASB issued ASC 810-10, Consolidation — Overall (“ASC 810-10”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted ASC 810-10 in the first quarter of fiscal year 2010. The adoption of this statement did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.
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
     The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at June 30, 2010, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets for	Other Observable	Significant	Fair Value at
	Identical Securities	Inputs	Unobservable Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2010
Cash equivalents	$19,091	$—	$—	$19,091
Short-term investments
Available-for-sale securities — certificates of deposit	—	249	—	249
Available-for-sale securities — corporate bonds and notes	—	80,911	—	80,911
Available-for-sale securities — municipal bonds and notes	—	106,040	—	106,040
Available-for-sale securities — U.S. government securities	—	67,343	—	67,343
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	150,570	—	150,570
Available-for-sale securities — municipal bonds and notes	—	26,474	—	26,474
Available-for-sale securities — U.S. government securities	—	189,359	—	189,359
Available-for-sale securities — auction rate securities	—	—	15,892	15,892

Total	$19,091	$620,946	$15,892	$655,929

     Due to the auction failures of the Company’s auction rate securities (“ARS”) that began in the second quarter of fiscal year 2008, there are still no quoted prices in active markets for similar assets as of June 30, 2010. Therefore, the Company has classified its ARS as level 3 financial assets. The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

	Significant	Significant
	Unobservable Inputs	Unobservable Inputs
	(Level 3) (1)	(Level 3) (2)
Balance, beginning of period	$41,595	$53,350
Total losses realized or unrealized:
Included in earnings (other income, net)	1,491	—
Included in other comprehensive income	347	(3,108)
Recognition of put option to earnings	(1,491)	—
Settlements	(26,050)	(34,350)
Transfers into and/or out of level 3	—	—

Balance, June 30, 2010	$15,892	$15,892

Gains (losses) attributable to assets still held as of June 30, 2010	347	(3,108)

(1)	Beginning balance represents the fair value of the Company’s investments in ARS as of September 30, 2009

(2)	Beginning balance represents the fair value (par value) of the Company’s investments in ARS as of February 1, 2008 prior to auction failures
     Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain ARS for which there was a decrease in the observation of market pricing. At June 30, 2010, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at June 30, 2010.
     The Company adopted the fair value hierarchy for financial assets and liabilities on October 1, 2008, the first day of fiscal year 2009. On October 1, 2009, the first day of fiscal year 2010, the Company applied the fair value hierarchy to all non-financial assets and liabilities. The adoption did not have a material effect on the consolidated financial statements. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived-assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three months ended June 30, 2010, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.

3. Short-Term and Long-Term Investments
     Short-term investments consist of the following (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2010
Certificates of deposit	$249	$—	$—	$249
Corporate bonds and notes	80,822	244	(155)	80,911
Municipal bonds and notes	105,660	384	(4)	106,040
U.S. government securities	67,254	92	(3)	67,343

	$253,985	$720	$(162)	$254,543

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2009
Certificates of deposit	$3,120	$2	$—	$3,122
Corporate bonds and notes	34,325	201	(2)	34,524
Municipal bonds and notes	106,491	854	—	107,345
Auction rate securities	24,559	—	—	24,559
U.S. government securities	36,646	96	(1)	36,741

	$205,141	$1,153	$(3)	$206,291

     Long-term investments consist of the following (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2010
Corporate bonds and notes	$150,515	$498	$(443)	$150,570
Municipal bonds and notes	26,400	80	(6)	26,474
Auction rate securities	19,000	—	(3,108)	15,892
U.S. government securities	189,064	316	(21)	189,359

	$384,979	$894	$(3,578)	$382,295

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2009
Corporate bonds and notes	$48,194	$508	$(24)	$48,678
Municipal bonds and notes	72,202	777	—	72,979
Auction rate securities	19,000	—	(3,455)	15,545
U.S. government securities	119,447	649	(4)	120,092

	$258,843	$1,934	$(3,483)	$257,294

     The cost or amortized cost and fair value of fixed maturities at June 30, 2010, by contractual years-to-maturity, are presented below (in thousands):

	Cost or
	Amortized
	Cost	Fair Value
One year or less	$253,985	$254,543
Over one year	384,979	382,295

	$638,964	$636,838

     The cost or amortized cost values of the Company’s ARS include $19.0 million of available-for-sale securities as of June 30, 2010 and $19.0 million of available-for-sale securities and $24.6 million of trading investment securities as of September 30, 2009.

     The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2010 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2010
Corporate bonds and notes	$124,614	$(598)	$—	$—	$124,614	$(598)
Municipal bonds and notes	11,425	(10)	—	—	11,425	(10)
Auction rate securities	—	—	15,892	(3,108)	15,892	(3,108)
U.S. government securities	38,037	(24)	—	—	38,037	(24)

Total	$174,076	$(632)	$15,892	$(3,108)	$189,968	$(3,740)

     The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for the first nine months of fiscal year 2010 were primarily caused by reductions in the values of the ARS due to the illiquid markets and were partially offset by unrealized gains related to interest rate decreases.
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
     In October 2008, the Company entered into an agreement (“the Agreement”) with UBS whereby UBS would purchase eligible ARS it sold to the Company prior to February 13, 2008. Under the terms of the Agreement, and at the Company’s discretion, UBS will purchase eligible ARS from the Company at par value (“Put Option”) during the period of June 30, 2010 through July 2, 2012. Prior to June 30, 2010, UBS purchased all of the eligible ARS the Company held for par value of $34.4 million.
     At June 30, 2010, the Company held $15.9 million of ARS classified as available-for-sale securities in long-term investments as reflected in the Company’s consolidated balance sheet. The Company believes that this is the appropriate presentation, as the Company does not believe it will be able to liquidate these securities in the next twelve months.
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
     Inventories consist of the following (in thousands):

	June 30,	September 30,
	2010	2009
Finished goods	$13,986	$8,326
Raw materials	3,761	5,493

	$17,747	$13,819

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
     The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of June 30, 2010 and June 30, 2009 were not material.
Purchase Commitments
     The Company currently has arrangements with contract manufacturers and other suppliers for the manufacturing of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless they give notice of order cancellation in advance of applicable lead times. As of June 30, 2010, the Company was committed to purchase approximately $15.7 million of such inventory during the next quarter.
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

     SEC and Department of Justice Inquiries. The Company previously received notice from both the SEC and the Department of Justice that they were conducting informal inquiries into the Company’s historical stock option practices, and has fully cooperated with both agencies. In January 2010, the Company received notice from the SEC that the investigation concerning the Company’s historical stock option practices has been completed and that no enforcement action has been recommended. The Company currently believes that the Department of Justice will take no further action in connection with its inquiry into the Company’s historical stock option practices.
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
6. Income Taxes
     The effective tax rate was 36.4% and 33.7% for the three months ended June 30, 2010 and 2009, respectively, and 36.2% and 29.7% for the nine months ended June 30, 2010 and 2009, respectively. The increase in effective tax rate was primarily due to the expiration of the federal research and development credit at December 31, 2009 and a favorable adjustment related to equity awards in a major foreign tax jurisdiction which was reflected in the effective tax rate for the nine months ended June 30, 2009.
     At June 30, 2010, the Company has classified approximately $5.7 million of unrecognized tax liabilities as a non-current liability. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.
     The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. In the three months ended June 30, 2010, the Company accrued an immaterial amount of interest expense related to its liability for unrecognized tax benefits. All unrecognized tax benefits, if recognized, would affect the effective tax rate.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Australia and Germany. Periods open for review by local taxing authorities are fiscal years 2007, 2009, 2006 and 2005 for the United Kingdom, Japan, Australia and Germany, respectively. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years ended 2006 and 2007 tax returns filed in various states and the fiscal year ended 2007 federal income tax return.
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
     The following presents revenues by geographic region (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Americas	$135,584	$88,327	$364,996	$262,316
EMEA	50,900	36,035	146,504	112,099
Japan	15,185	12,728	43,112	41,233
Asia Pacific	28,805	21,141	73,086	62,301

	$230,474	$158,231	$627,698	$477,949

     Net revenues from international customers are primarily denominated in U.S. dollars and totaled $94.9 million and $69.9 million for the three months ended June 30, 2010 and 2009, respectively, and $262.7 million and $215.6 million for the nine months ended June 30, 2010 and 2009, respectively. One worldwide distributor accounted for 13.3% of total net revenue for the three month period ended June 30, 2010. Two worldwide distributors accounted for 23.3% of total net revenue for the nine month period ended June 30, 2010. One worldwide distributor accounted for 15.2% and 16.0% of total net revenue for the three and nine months ended June 30, 2009, respectively. No other distributors accounted for more than 10% of total net revenue or receivables.

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
     Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:
•	Revenues. The majority of our revenues are derived from sales of our Application Delivery Networking (“ADN”) products and related software modules; BIG-IP Local Traffic Manager, BIG-IP Global Traffic Manager, BIG-IP Link Controller, BIG-IP Application Security Manager, BIG-IP Edge Gateway, BIG-IP WAN Optimization module, BIG-IP Access Policy Manager, and WebAccelerator; FirePass SSL VPN appliance; and our ARX file virtualization products. We also derive revenues from the sales of services including annual maintenance contracts, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are key indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

•	Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, amortization of developed technology and personnel and overhead expenses. Our margins have remained relatively stable; however, factors such as sales price, product mix, inventory obsolescence, returns, component price increases and warranty costs could significantly impact our gross margins from quarter to quarter and represent significant indicators we monitor on a regular basis.

•	Operating expenses. Operating expenses are substantially driven by personnel and related overhead expenses. Existing headcount and future hiring plans are the predominant factors in analyzing and forecasting future operating expense trends. Other significant operating expenses that we monitor include marketing and promotions, travel, professional fees, computer costs related to the development of new products, facilities and depreciation expenses.

•	Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first nine months of fiscal year 2010 was primarily due to net income from operations, with operating activities providing cash of $227.2 million. This increase was partially offset by $55.0 million of cash used to repurchase outstanding common stock under our stock repurchase program in the first three quarters of fiscal year 2010. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for the first nine months of fiscal year 2010 were comprised primarily of information technology infrastructure and equipment to support the growth of our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.
•	Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in the third quarter of fiscal year 2010 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our day’s sales outstanding for the third quarter of fiscal year 2010 was 40.
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

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands, except percentages)
Net Revenues
Products	$147,393	$95,619	$396,170	$297,649
Services	83,081	62,612	231,528	180,300

Total	$230,474	$158,231	$627,698	$477,949

Percentage of net revenues
Products	64.0%	60.4%	63.1%	62.3%
Services	36.0	39.6	36.9	37.7

Total	100.0%	100.0%	100.0%	100.0%

     Net revenues. Total net revenues increased 45.7% and 31.3% for the three and nine months ended June 30, 2010, respectively, from the same periods in the prior year. Overall revenue growth for the three and nine months ended June 30, 2010 was primarily due to increased service and product revenues as a result of our increased installed base of products and increased demand for our core ADN products, including application security and WAN optimization products. International revenues were 41.2% and 41.9% of total net revenues for the three and nine months ended June 30, 2010, respectively, compared to 44.2% and 45.1% for the same periods in the prior year, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
     Net product revenues increased 54.1% and 33.1% for the three and nine months ended June 30, 2010, respectively, from the same periods in the prior year. The increase in net product revenues for the three and nine months ended June 30, 2010 was primarily due to an increase of $51.0 million and $97.9 million, respectively, in sales of our ADN products from the same periods in the prior year. Sales of our ADN products represented 95.5% and 95.3% of product revenues for the three and nine months ended June 30, 2010, respectively, compared to 93.9% of product revenues for both the three and nine months ended June 30, 2009, respectively.

     Net service revenues increased 32.7% and 28.4% for the three and nine months ended June 30, 2010, respectively, from the same periods in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.
     Avnet Technology Solutions, one of our worldwide distributors, accounted for 13.3% of our total net revenue for the three months ended June 30, 2010. Avnet Technology Solutions and Tech Data, two of our worldwide distributors, accounted for 13.0% and 10.3% of our total net revenue for the nine months ended June 30, 2010, respectively. Avnet Technology Solutions accounted for 15.2% and 16.0% of our total net revenue for the three and nine months ended June 30, 2009, respectively. No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$29,328	$21,955	$82,789	$70,915
Services	15,251	11,710	42,335	35,355

Total	44,579	33,665	125,124	106,270

Gross profit	$185,895	$124,566	$502,574	$371,679
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	19.9%	23.0%	20.9%	23.8%
Services	18.4	18.7	18.3	19.6

Total	19.3	21.3	19.9	22.2

Gross profit	80.7%	78.7%	80.1%	77.8%

     Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased 33.6% and 16.7% for the three and nine months ended June 30, 2010, respectively, as compared to the same periods in the prior year. The increase in cost of net product revenues was primarily due to a higher volume of units shipped along with an increase in warranty expense, partially offset by a decrease in expense related to obsolete inventory.
     Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and nine months ended June 30, 2010, cost of net service revenues as a percentage of net service revenues decreased to 18.4% and 18.3%, respectively, compared to 18.7% and 19.6% for the same periods in the prior year, respectively, primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of June 2010 increased to 405 from 316 at the end of June 2009. In addition, cost of net service revenues included stock-based compensation expense of $1.5 million and $4.3 million for the three and nine months ended June 30, 2010, respectively, compared to $1.1 million and $3.4 million for the same periods in the prior year, respectively.

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$77,219	$55,427	$212,505	$166,798
Research and development	30,889	25,070	86,743	78,149
General and administrative	17,658	12,764	49,627	40,624
Restructuring charges	—	—	—	4,329

Total	$125,766	$93,261	$348,875	$289,900

Operating expenses (as a percentage of net revenue)
Sales and marketing	33.5%	35.0%	33.9%	34.9%
Research and development	13.4	15.8	13.8	16.4
General and administrative	7.7	8.1	7.9	8.5
Restructuring charges	—	—	—	0.9

Total	54.6%	58.9%	55.6%	60.7%

     Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities and depreciation expenses. Sales and marketing expenses increased 39.3% and 27.4% for the three and nine months ended June 30, 2010, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to increases of $12.9 million and $30.6 million in commissions and personnel costs for the three and nine months ended June 30, 2010, respectively, from the comparable periods in the prior year. The increased commissions and personnel costs were driven by growth in sales and marketing employee headcount and increased sales volume for the corresponding period. Sales and marketing headcount at the end of June 2010 increased to 797 from 676 at the end of June 2009. Sales and marketing expense included stock-based compensation expense of $6.6 million and $19.7 million for the three and nine months ended June 30, 2010, respectively, compared to $5.1 million and $16.5 million for the same periods in the prior year, respectively. The increase in sales and marketing expense was also due to investments in marketing promotions and initiatives aimed at promoting our brand and creating market awareness of our technology and our products.
     Research and development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 23.2% and 11.0% for the three and nine months ended June 30, 2010, respectively, from the comparable periods in the prior year. The increase in research and development expense was primarily due to increases of $2.1 million and $4.6 million in personnel costs for the three and nine months ended June 30, 2010, respectively, from the comparable periods in the prior year. Research and development headcount at the end of June 2010 increased to 482 from 429 at the end of June 2009. Research and development expense included stock-based compensation expense of $4.7 million and $14.2 million for the three and nine months ended June 30, 2010, respectively, compared to $3.8 million and $12.2 million for the same periods in the prior year, respectively. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
     General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 38.3% and 22.2% for the three and nine months ended June 30, 2010, respectively, from the comparable periods in the prior year. The increase in general and administrative expense was primarily due to increases of $1.3 million and $2.8 million in personnel costs for the three and nine months ended June 30, 2010, respectively, from the comparable periods in the prior year. Stock-based compensation expense was $4.3 million and $12.0 million for the three and nine months ended June 30, 2010, respectively, compared to $2.4 million and $8.3 million for the same periods in the prior year, respectively. General and administrative headcount at the end of June 2010 increased to 215 from 183 at the end of June 2009.

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands, except percentages)
Other Income and Income Taxes
Income from operations	$60,129	$31,305	$153,699	$81,779
Other income, net	3,561	3,027	7,557	8,042

Income before income taxes	63,690	34,332	161,256	89,821
Provision for income taxes	23,195	11,556	58,338	26,636

Net income	$40,495	$22,776	$102,918	$63,185

Other income and income taxes (as percentage of net revenue)
Income from operations	26.1%	19.8%	24.5%	17.1%
Other income, net	1.5	1.9	1.2	1.7

Income before income taxes	27.6	21.7	25.7	18.8
Provision for income taxes	10.0	7.3	9.3	5.6

Net income	17.6%	14.4%	16.4%	13.2%

     Other income, net. Other income, net, consists of interest income and foreign currency transaction gains and losses. Other income, net, increased 17.6% for the three months ended June 30, 2010, compared to the same period in the prior year. Other income, net, decreased 6.0% for the nine months ended June 30, 2010, compared to the same period in the prior year. The decrease in other income, net for the nine months ended June 30, 2010 was primarily due to a $1.8 million decrease in interest income, partially offset by a decrease in foreign currency transaction losses as compared to the same period in the prior year. The decrease in interest income for the nine months ended June 30, 2010 was primarily due to a decline in interest rates from the prior year.

     Provision for income taxes. We recorded a 36.4% and 36.2% provision for income taxes for the three and nine month periods ended June 30, 2010, respectively. At June 30, 2010, we did not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that these assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at June 30, 2010 and June 30, 2009 were $45.6 million and $49.8 million, respectively. Our worldwide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in the various geographic locations in which we operate, changes in the valuation of our net deferred tax assets, resolution of potential exposures, tax positions taken on tax returns filed in the various geographic locations in which we operate, and the introduction of new accounting standards or changes in tax laws or interpretations thereof in the various geographic locations in which we operate. We have recorded liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense.
Liquidity and Capital Resources
     Cash and cash equivalents, short-term investments and long-term investments totaled $780.6 million as of June 30, 2010 compared to $574.4 million as of September 30, 2009, representing an increase of $206.2 million. The increase was primarily due to cash provided by operating activities of $227.2 million for the nine months ended June 30, 2010 which was partially offset by $55.0 million of additional cash required for the repurchase of outstanding common stock under our stock repurchase program. The increase in cash flow from operations for the first nine months of fiscal year 2010 resulted from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, excluding auction rate securities (“ARS”), together with cash generated from operations should be sufficient to meet our operating requirements for the foreseeable future.
     At June 30, 2010, we held $15.9 million in fair value of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rates being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. We limit our investments in ARS to securities that carry a AAA/A- (or equivalent) rating from recognized rating agencies and limit the amount of credit exposure to any one issuer. At the time of initial investment and at the date of this Quarterly Report on Form 10-Q, all of our ARS were in compliance with our investment policy.
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
     We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. Through June 30, 2010, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities. However, due to uncertainty in the ARS market, we believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $19.0 million (par value) of our ARS as long-term as of June 30, 2010.
     In October 2008, we entered into an agreement (“the Agreement”) with UBS whereby UBS would purchase eligible ARS it sold to us prior to February 13, 2008. Under the terms of the Agreement, and at our discretion, UBS will purchase eligible ARS from us at par value (“Put Option”) during the period of June 30, 2010 through July 2, 2012. Prior to June 30, 2010, UBS purchased all of the eligible ARS we held for par value of $34.4 million.
     Cash used in investing activities was $75.8 million and $183.5 million for the three and nine months ended June 30, 2010, respectively, compared to cash used in investing activities of $71.8 million and $82.5 million for the same periods in the prior year, respectively. Investing activities include purchases, sales and maturities of available-for-sale securities, capital expenditures and changes in restricted cash requirements. The amount of cash used in investing activities for the three and nine months ended June 30, 2010 was primarily due to the purchase of investments and capital expenditures related to maintaining our operations worldwide partially offset by the sales and maturity of investments.

     Cash used in financing activities was $3.1 million and $9.2 million for the three and nine months ended June 30, 2010, respectively, compared to cash used in financing activities of $6.2 million and $50.7 million for the same periods in the prior year, respectively. Our financing activities for the three months ended June 30, 2010 consisted of cash required for the repurchase of outstanding common stock under our stock repurchase program of $20.0 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $10.2 million and tax benefits related to share-based compensation of $6.7 million. Our financing activities for the nine months ended June 30, 2010 consisted of cash required for the repurchase of outstanding common stock under our stock repurchase program of $55.0 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $29.3 million and tax benefits related to share-based compensation of $16.4 million.
Obligations and Commitments
     As of June 30, 2010, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2022. On April 5, 2010, we entered into a Second Amended and Restated Lease Agreement for our corporate headquarters, extending the term of the Amended and Restated Lease Agreement dated April 3, 2000 through July 2022. There have been no other material changes in our principal lease commitments compared to those discussed in the Form 10-K. In connection with the lease agreement for our corporate headquarters, we established a restricted escrow account collateralized by a certificate of deposit that has been included on our balance sheet as a component of restricted cash. The total amount required in escrow reduces at various dates as set forth by the lease agreement. The amount required in escrow at June 30, 2010 was $2.4 million as set forth by the lease agreement.
     We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of June 30, 2010, we were committed to purchase approximately $15.7 million of such inventory during the next quarter.
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
     Our success depends on sales and continued innovation of our Application Delivery Networking product lines
     For the fiscal year ended September 30, 2009 and the nine months ended June 30, 2010, we derived approximately 93.7% and 95.3%, respectively, of our net product revenues, or approximately 58.3% and 60.1%, respectively, of our total net revenues, from sales of our Application Delivery Networking (“ADN”) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability and performance problems of our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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
We may not be able to sustain or develop new distribution relationships and a reduction or delay in sales to significant distribution partners could hurt our business
     We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two worldwide distributors of our products together accounted for 23.3% of our total net revenue for the nine months ended June 30, 2010. One worldwide distributor of our products accounted for 15.4% of our total net revenue for fiscal year 2009 and two worldwide distributors of our products together accounted for 24.5% of our total net revenue for fiscal year 2008. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
     Our investments in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments
     At June 30, 2010, the fair value of our AAA/A- (or equivalent) rated municipal auction rate securities (“ARS”) was approximately $15.9 million. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS we held because sell orders exceeded buy orders. We may not be able to liquidate these ARS and realize their full carrying value unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security otherwise matures. While we do not believe the decline in the carrying values of these municipal ARS is permanent, if the issuers of these securities are unable to successfully close future auctions and their credit ratings are lowered, we may be required to record future impairment charges related to these investments, which would harm our results of operations. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified these investments as long-term as of June 30, 2010.
     Our operating results are exposed to risks associated with international commerce
     As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to recessionary economic cycles or protracted slowdowns in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements and natural disasters. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. International sales represented 44.7% and 42.5% of our net revenues for the fiscal years ended September 30, 2009 and 2008, respectively, and 41.9% for the nine months ended June 30, 2010. In particular, in fiscal year 2009, we derived 8.7% of our total revenue from the Japanese market. This revenue is dependent on a number of factors outside our control, including the viability and success of our resellers and the strength of the Japanese economy.
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
     At June 30, 2010, the fair value of our AAA/A- (or equivalent) rated municipal ARS was approximately $15.9 million. ARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7, 28 or 35 days. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The underlying assets of the municipal ARS we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal ARS will have a material impact on our overall ability to meet our liquidity needs. We have no intent to sell, will not be required to sell, and believe we will hold these securities until recovery. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $19.0 million (par value) of securities as long-term as of June 30, 2010.
     Management believes there have been no other material changes to our quantitative and qualitative disclosures about market risk during the nine month period ended June 30, 2010, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2009.

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
     Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.
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
     On October 22, 2008, the Company announced that its Board of Directors approved a new program to repurchase up to an additional $200 million of the Company’s outstanding common stock. Acquisitions for the share repurchase program will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The program may be discontinued at any time. As of August 4, 2010, the Company had repurchased and retired 4,331,392 shares at an average price of $33.28 per share under the new program.
     Shares repurchased and retired as of August 4, 2010 are as follows (in thousands, except shares and per share data):

			Total Number of	Approximate Dollar
	Total Number		Shares Purchased	Value of Shares that
	of Shares	Average Price	per the Publicly	May Yet be Purchased
	Purchased	Paid per Share	Announced Plan	Under the Plan
October 1, 2008 — October 31, 2008	—	$—	—	$200,000
November 1, 2008 — November 30, 2008	543,100	$22.87	543,100	$187,553
December 1, 2008 — December 31, 2008	329,920	$22.84	329,920	$180,000

January 1, 2009 — January 31, 2009	—	$—	—	$180,000
February 1, 2009 — February 28, 2009	636,895	$21.34	636,895	$166,377
March 1, 2009 — March 31, 2009	703,811	$19.58	703,811	$152,563

April 1, 2009 — April 30, 2009	—	$—	—	$152,563
May 1, 2009 — May 31, 2009	—	$—	—	$152,563
June 1, 2009 — June 30, 2009	463,900	$34.17	463,900	$136,689

July 1, 2009 — July 31, 2009	146,700	$35.51	146,700	$131,473
August 1, 2009 — August 31, 2009	320,700	$36.01	320,700	$119,907
September 1, 2009 — September 30, 2009	199,021	$36.85	199,021	$112,564

October 1, 2009 — October 31, 2009	—	$—	—	$112,564
November 1, 2009 — November 30, 2009	177,950	$47.36	177,950	$104,128
December 1, 2009 — December 31, 2009	131,210	$49.98	131,210	$97,564

January 1, 2010 — January 31, 2010	—	$—	—	$97,564
February 1, 2010 — February 28, 2010	212,430	$51.07	212,430	$86,703
March 1, 2010 — March 31, 2010	152,528	$59.87	152,528	$77,563

April 1, 2010 — April 30, 2010	23,100	$70.56	23,100	$75,932
May 1, 2010 — May 31, 2010	176,365	$68.23	176,365	$63,890
June 1, 2010 — June 30, 2010	91,562	$69.04	91,562	$57,564

July 1, 2010 — July 31, 2010	5,000	$85.81	5,000	$57,135
August 1, 2010 — August 4, 2010	17,200	$86.00	17,200	$55,655

Item 6.	Exhibits

Exhibit
Number		Exhibit Description
31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema Document

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of August, 2010.

F5 NETWORKS, INC.
By:	/s/ JOHN RODRIGUEZ
John Rodriguez
Senior Vice President, Chief Accounting Officer (principal financial officer)

EXHIBIT INDEX

Exhibit
Number		Exhibit Description
31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema Document

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.