Form 10-K
period 2010-09-30
F5 NETWORKS INC
filed 2010-11-23
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 31, 2010, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $4,894,123,041 based on the closing sales price of the Registrant’s Common Stock on the NASDAQ Global Select Market on that date.

As of November 18, 2010, the number of shares of the Registrant’s common stock outstanding was 80,850,089.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of this Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the Registrant’s Definitive Proxy Statement for the Annual Shareholders Meeting for fiscal year 2010, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this Report relates.

F5 NETWORKS, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2010

Trademarks and Tradenames

F5, F5 Networks, F5 [DESIGN], F5 Management Pack, F5 WORLD, BIG-IP, CloudFucious, Data Manager, VIPRION, WA, WAN Optimization Module, WOM, APM, Application Security Manager, ASM, Local Traffic Manager, LTM, Global Traffic Manager, GTM, IBR, Link Controller, Enterprise Manager, Traffic Management Operating System, TMOS, WANJet, FirePass, WebAccelerator, TrafficShield, iControl, TCP Express, Fast Application Proxy, 3DNS, iRules, iRules on Demand, Packet Velocity, ZoneRunner, OneConnect, Ask F5, Intelligent Compression, Transparent Data Reduction, TDR, L7 Rate Shaping, LC, IPv6 Gateway, SSL Acceleration, Fast Cache, iHealth, Intelligent Browser Referencing, Message Security Module, PSM, MSM, Netcelera, Protocol Security Module, IT AGILITY. YOUR WAY., DEVCENTRAL, DEVCENTRAL (DESIGN), Edge Client, Edge Gateway, EM, IQUERY, Real Traffic Policy Builder, STRONGBOX, SYN Check, Access Policy Manager, Acopia, Acopia Networks, Advanced Client Authentication, Advanced Routing and ARX are trademarks or service marks of F5 Networks, Inc., or its subsidiaries in the U.S. and other countries. Any other trademarks, service marks and/or trade names appearing in this document are the property of their respective owners.

Unless the context otherwise requires, in this Annual Report on Form 10-K, the terms “F5 Networks,” “the Company,” “we,” “us,” and “our” refer to F5 Networks, Inc. and its subsidiaries. Our fiscal year ends on September 30 and fiscal years are referred to by the calendar year in which they end. For example, “fiscal year 2010” and “fiscal 2010” refer to the fiscal year ended September 30, 2010.

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

General

F5 Networks is a leading provider of technology that optimizes the delivery of network-based applications and the security, performance and availability of servers, data storage devices and other network resources. As strategic points of control within a network, our products collectively function as a dynamic control plane that simplifies the management of data center operations and delivery of services across diverse data center resources.

Founded in 1996, F5 Networks pioneered load-balancing technology that distributes internet traffic evenly across multiple servers, making them look like a single device. Today, our BIG-IP application delivery controllers sit in front of web and application servers, balancing traffic and performing compute-intensive functions such as encrypting and un-encrypting transmissions, screening traffic for security threats, maintaining open connections with servers, speeding the flow of traffic, managing access to applications and data and a variety of other functions that improve the performance, availability and security of applications. By offloading functions from servers, BIG-IP application delivery controllers make servers more efficient, reduce the number of servers needed to run specific applications and reduce operating costs by simplifying the management of servers and applications. In virtual environments, this allows customers to increase the density of virtual servers running on physical servers and reduces the added complexity of managing a dynamic environment. BIG-IP application delivery controllers also support software modules that manage the flow of traffic between multiple data centers and across multiple service provider connections, ensuring that this traffic is always routed to the most available resource and enabling on-demand access to resources within and outside customer data centers. In addition, we offer complementary products that provide secure remote access to corporate networks and optimize the delivery of applications and data over wide-area networks.

The core of our application delivery controllers and related products is our full-proxy Traffic Management Operating System (TMOS) that enables these products to inspect and modify traffic flows to and from servers at network speed and supports a broad and growing array of functions that enhance the speed, performance and availability of applications. iRules, a scripting language based on TCL (Tool Command Language), is a unique feature of TMOS that enables customers and third parties to write customized rules to inspect and modify traffic. TMOS also supports a common software interface called iControl, which enables our products to communicate with one another and with third-party products, including custom and commercial enterprise applications. TMOS is designed to support the addition of new functionality as software modules and to exploit the performance-enhancing features of our purpose-built hardware platforms. Correspondingly, our hardware architecture integrates industry standard components with the unique features and characteristics of TMOS to deliver performance that is, we believe, demonstrably superior to competing products.

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

F5 Networks was incorporated on February 26, 1996 in the State of Washington. Our headquarters is in Seattle, Washington and our mailing address is 401 Elliott Avenue West, Seattle, Washington 98119. The telephone number at our executive offices is (206) 272-5555. We have subsidiaries or branch offices in Australia, Belgium, China, France, Germany, Hong Kong, India, Indonesia, Israel, Italy, Japan, Malaysia, Netherlands, New Zealand, Russia, Singapore, South Korea, Spain, Taiwan, Thailand, United Arab Emirates and the United Kingdom. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website, www.f5.com, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Industry Background

Growth and Evolution of IP-Based Infrastructures

Internet Protocol (IP) is a communications language used to transmit data over the Internet. Since the late 1990s, businesses have responded to the power, flexibility and efficiency of the Internet by replacing older data center architectures with IP-based infrastructures, deploying new IP-based applications and replacing or upgrading legacy applications with new IP-enabled versions. At the same time, organizations have become more geographically dispersed, and increasingly mobile workforces depend on access to corporate applications and data from remote locations and a variety of client devices such as mobile telephones, personal digital assistants and notebook computers.

More recently, companies and other large enterprises have responded to the global economic downturn by using technologies such as virtualization and the growing availability and sophistication of cloud computing to overhaul their computing infrastructures and make them more flexible and efficient. In the wake of reduced headcounts, many companies are also adding more intelligence in their networks to enable them to compete more effectively in an environment of reduced consumer spending. These efforts are reflected in the widespread trend toward data center consolidation that includes both a reduction in the number and size of data centers.

Meanwhile, the evolution and proliferation of mobile devices and applications, coupled with the global embrace of social media sites such as Facebook and Twitter, have challenged the abilities of content and service providers to keep up with growing demand.

Over the near term, we believe data center consolidation will continue to drive demand for intelligent technologies that enable companies and other organizations to be more efficient and competitive. Longer term, we believe that the growth of Internet usage, driven by new applications, the proliferation of social media sites, the growth of mobile data traffic and the adoption of on-demand usage and infrastructure models such as cloud computing, will continue to drive demand for more intelligent and dynamic IP networks.

In conjunction with the growth of Internet traffic, the proliferation of data, particularly unstructured data such as voice, video, images, email, spreadsheets and formatted text files, presents an enormous and increasing challenge to IT organizations. Along with the growing volume of unstructured data that is business-critical and must be retained and readily accessible to individuals and applications, new regulations mandate that company email, web pages and other files must be retained for extended periods of time. In response to this challenge, IT organizations spend an increasing amount of their budget on NAS and other types of storage systems.

Trend Towards Virtualization

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

Basic application delivery networking (ADN) functions include load-balancing (distributing traffic across multiple servers while making them appear to be a single server) and health-checking (monitoring the performance of servers and applications to ensure that they are working properly before routing traffic to them). In addition, ADN encompasses a growing number of functions that have typically been performed by the server or the application itself, or by point solutions running on separate devices. These include:

•	SSL Acceleration — using Secure Socket Layer (SSL) encryption to secure traffic between the server and the browser on an end user’s client device;

•	Rate Shaping — prioritizing transmissions according to preset rules that give precedence to different types of traffic;

•	Compression — reducing the volume of data transmitted to take maximum advantage of available bandwidth;

•	TCP Optimization — improving server efficiency by maintaining an open connection with a server during interactive sessions;

•	IPv6 Translation — enabling communication and interoperability between networked devices using IPv6, the newest version of the Internet Protocol, and those using the older version IPv4;

•	Application Security — protecting critical web applications from attacks such as Google hacking, cross-site scripting, and parameter tampering;

•	Message Security — filtering out spam and other unwanted email messages;

•	Remote Access — providing remote users with secure, context-aware, policy controlled access to applications;

•	Access Policy Management — managing access to web-based applications through a central, policy-based point of control;

•	Web Acceleration — enhancing the performance of web applications over wide area networks by reducing latency, eliminating errors, and resolving other issues that slow delivery;

•	WAN Optimization — improving the performance of applications accessed over wide area network links by reducing the number of round trips required and ensuring maximum use of available bandwidth;

•	Global Traffic Management — ensuring high availability, maximum performance and global management for applications running across multiple, globally-dispersed data centers; and

•	Link Load Balancing — monitoring availability and performance of multiple WAN connections and intelligently managing bi-directional traffic flows to ensure uninterrupted, optimized Internet access.

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

Another major storage problem stems from the fact that all files are not created equal. Many businesses and other organizations have policies or other obligations to retain email and other files, increasing the volume of data to archive and, in some cases, keep indefinitely. Since it is unlikely that these files will be accessed frequently, if at all, in the course of normal business, it makes little sense to store them on expensive, high-performance systems designed to provide immediate access to business-critical information. As a result, IT organizations are beginning to deploy tiers of storage systems that match cost, capacity, and performance to the type of information being stored, how frequently it is accessed, and its relative importance to the business. Often, the most cost-effective solution is a combination of storage systems from different vendors, an approach that typically entails migrating huge amounts of data between incompatible devices. Once that is completed, organizations face the challenge of automating the tiering process and the management of aging files.

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

F5 Solutions

Application Delivery Networking

F5 Networks is a leading provider of application delivery networking products that ensure the security, optimization and availability of applications for any user, anywhere. We believe our products offer the most intelligent architecture and advanced functionality in the marketplace along with performance and flexibility that enable organizations to simplify management of their data center operations and integrate disparate resources to reduce operating costs and improve service to employees, customers and partners.

Software Based Products.  From inception, we have been committed to the belief that the complexity of application-level processing requires the flexibility of a software-based solution. We believe our modular software architecture enables us to deliver the broadest range of integrated functionality in the market and facilitates the addition and integration of new functionality. We also believe that integrating our software with hardware components enables us to build products that deliver superior performance, functionality and flexibility at competitive prices. We have introduced virtual (software only) versions of BIG-IP LTM and FirePass to provide our customers with versions that complement our hardware based platforms.

Full Proxy Architecture.  The core of our software technology is TMOS introduced in September 2004. We believe TMOS is a major enhancement of our previous technology that enables our products to deliver functionality that is superior on many levels to any other application delivery networking product in the market. With TMOS, our products can inspect, modify and direct both inbound and outbound traffic flows across multiple packets. This ability to manage application traffic to and from servers adds value to applications that pass through our devices in ways that are not possible with other application delivery networking solutions. In April 2009, we introduced a major upgrade (Version 10.0) of TMOS that includes more than 130 new features, more than 90 application-ready solution templates, and a number of performance enhancements, all designed to leverage the advanced features and performance of our recently upgraded family of BIG-IP hardware platforms. Since then, we have introduced TMOS versions 10.1 and 10.2, which include support for clustered multiprocessing and many new features and functions specifically designed to optimize virtual data centers and enable on-demand access to internal and external resources.

Modular Functionality.  In addition to its full proxy architecture, TMOS is designed to facilitate the development and integration of application delivery networking functions as modules that can be added to BIG-IP’s core functionality to keep pace with rapidly evolving customer needs. Feature modules that are available as add ons to TMOS Version 10.0 include: Advanced Client Authentication, Advanced Routing, Fast Cache, Intelligent Compression, IPv6 Gateway, L7 Rate Shaping, Message Security Module, Protocol Security Module and SSL Acceleration. Product modules include: Local Traffic Manager, Application Security Manager (ASM), Global Traffic Manager (GTM), Link Controller, WebAccelerator, Edge Gateway, WAN Optimization Module and Access Policy Manager.

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

Adaptive Intelligence.  The full-proxy capabilities of TMOS enable it to inspect or “read” the entire contents of a transmission across multiple packets and identify specific elements of that transmission, including items such as names, dates, and any type of number or label. By taking advantage of our unique scripting capability, based on TCL, customers can use those elements as variables to create iRules that modify the content and direct the flow of traffic in ways tailored to the dynamic needs of their applications. iRules is a unique feature of TMOS that gives our products flexibility we believe is unmatched by competing products.

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

Data Solutions

F5’s data solutions products address many of the problems associated with managing today’s rapidly expanding file storage infrastructure. Our ARX product family of intelligent file virtualization solutions represents a unique set of capabilities that optimize the performance and utilization of NAS systems.

Non-disruptive Data Migration.  ARX products automate the movement of files between heterogeneous storage devices without affecting access and without requiring client reconfiguration. Enterprises can perform seamless hardware & software upgrades on file storage platforms, server consolidation, even vendor switches, all during business hours.

Automated Storage Tiering.  ARX products automate the movement of data between tiers of storage, and the placement of data on appropriate tiers of storage, irrespective of platform or vendor. Organizations can lower the cost of storage and shrink backup and recovery windows by automatically placing data on appropriate storage devices without affecting access to the data.

Dynamic Load Balancing.  ARX products dynamically distribute files across multiple file storage devices, eliminating “hotspots” or bottlenecks. Companies can improve application performance and increase productivity using the storage infrastructure that is already in place.

Efficient Data Replication.  ARX products provide the ability to replicate files between heterogeneous storage platforms for efficient and cost effective disaster recovery and centralized backup applications.

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

Strategy

Our objective is to lead the industry in delivering network architectures that integrate IP networks with applications and data, enabling the delivery of dynamic services in the data center. Those services can include orchestration of data center operations and resources, security, and optimization, as well as coordination of services spanning multiple data centers. Our products provide strategic points of control in the IT infrastructure that allow business policies to be implemented where information is exchanged. This enables organizations to respond quickly to changing business needs, improve costly and time consuming business processes and develop new sources of revenue through highly differentiated offerings. Key components of our strategy include:

Offering a complete, integrated application delivery product suite.

Since the introduction of our TMOS architecture for application delivery networking, we have developed TMOS-based versions of our own legacy products, such as GTM and Link Controller, and acquired technology, including ASM, WebAccelerator, WAN Optimization Module (WOM), Edge Gateway and Application Policy Manager (APM). All of these products are currently available as software modules on our BIG-IP family of application delivery controllers. We believe this approach sharply differentiates our products from our competitors’ offerings and provides customers with an expanding array of integrated application delivery networking solutions that can be customized to meet their specific needs.

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

To compete successfully against Cisco Systems, Inc. and other large competitors who have an established presence in our target accounts, we have developed strategic technology partnerships with enterprise software vendors, such as Microsoft, Oracle and SAP, who often have an established presence in those accounts. By taking advantage of our open application programming interface, called iControl, these vendors can equip their applications to control our products in the network, enhancing overall application performance. In return, they provide us significant leverage in the selling process by recommending our products to their customers. We have also worked closely with several of these vendors to develop configurations of our products, called Application Ready Solutions, that are specifically tuned to simplify deployment and optimize the performance of their applications. These solutions are available as templates which allow quick and easy configuration of our products for specific applications. We plan to continue building on our existing relationships and to extend our competitive edge by developing new relationships with other strategic partners.

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

Products

Our core technology is hardware and software for application delivery networking, including application security, secure remote access, policy management, WAN optimization and file virtualization.

Our principal products are systems that integrate our software with purpose-built hardware that incorporates commodity components. In addition, we recently introduced a virtual (software only) version of BIG-IP called BIG-IP LTM (VE) that is designed to run on servers and work in conjunction with our systems to provide more granular management of virtual servers and applications. Our BIG-IP product family, which represents the bulk of our sales, supports a growing number of features and functions available as software modules, standalone appliances, or both. GTM, Link Controller, ASM and WebAccelerator are available as both software modules and appliances. WOM and APM are available only as software modules, and Edge Gateway is sold only as a separate, stand-alone appliance.

BIG-IP Application Delivery Controllers

Products in our family of BIG-IP application delivery controllers all run TMOS and differ primarily in the hardware configurations that make up each system. Our current family of hardware platforms, designed to exploit the advanced features, functionality and performance of TMOS Version 10, includes BIG-IP 1600, BIG-IP 3600, BIG-IP 3900, BIG-IP 6900, BIG-IP 8900, BIG-IP 8950, BIG-IP 11050 and VIPRION, our chassis-based application delivery controller. In addition to local area traffic management, which is standard on every system, BIG-IP supports a growing number of add-on software products and features. Software products currently available for BIG-IP platforms include GTM, Link Controller, ASM, WebAccelerator, WOM and APM. Software features available on TMOS include Advanced Client Authentication, Advanced Routing, Fast Cache, Intelligent Compression, IPv6 Gateway, L7 Rate Shaping, Message Security Module, Protocol Security Module and SSL Acceleration.

VIPRION

Introduced in January 2008, VIPRION is our chassis-based application delivery controller that scales from one to four blades, each equipped with two dual-core processors. In January 2010 we introduced the PB 200 blade, equivalent in performance to a BIG-IP 8950 and double the performance of the previous blade.

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

Currently, we sell three FirePass products: The FirePass 1200 appliance is designed for small to medium enterprises and branch offices and supports from 10 to 100 concurrent users. The FirePass 4100 controller is designed for medium size enterprises and, from a price/performance standpoint, is recommended for up to 500 concurrent users. The FirePass 4300 appliance is designed for medium to large enterprises and service providers and supports up to 2,000 concurrent users. In addition, we recently introduced FirePass Virtual Edition, which runs in a VMware ESXi 4.0 virtual environment and is designed for medium to large enterprises and service providers. It supports up to 2,000 concurrent users and offers a comprehensive virtual solution for secure, web-based remote access to corporate applications and desktops.

Application Security Manager (ASM)

ASM is a Web application firewall that provides comprehensive, proactive, application-layer protection against both generalized and targeted attacks. Available as a software module on BIG-IP LTM, ASM employs a positive security model (“deny all unless allowed’’) combined with signature-based detection. As a result, ASM can prevent “day-zero” attacks in addition to known security threats. ASM is also available as a module or a stand-alone hardware platform.

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

WAN Optimization Module (WOM)

BIG-IP’s WAN Optimization Module integrates application delivery with WAN optimization technologies, enabling traditional acceleration functionality, such as SSL offloading, compression, caching, and traffic prioritization to combine with optimization technologies like symmetric adaptive compression and application quality of service. As the foundation for site-to-site communication, iSessions, a basic feature of TMOS, allows any two BIG-IP devices to be deployed symmetrically, creating a secure site-to-site connection, improving transfer rates and bandwidth usage, and offloading applications for more efficient data center to data center WAN communication.

WOM is available only as a software module on BIG-IP LTM.

Access Policy Manager (APM)

BIG-IP APM provides secure, granular, context-aware control of access to web applications while simplifying authentication, authorization, and accounting (AAA) management. An optional endpoint security service validates devices to protect organizations from viruses or malware infections, accidental data loss, and rogue device access.

With AAA control directly on the BIG-IP system, users can apply repeatable access policies across many applications and servers while gaining centralized visibility of your authorization infrastructure. APM’s Visual Policy Editor makes it easy to create individual and group access policies for many different identities, locations, and web authentication environments. APM also provides dynamic access control by creating L4 and L7 access control lists based on user identity, IP address, and attributes such as group membership pulled from the standard directory services.

Edge Gateway

BIG-IP Edge Gateway is an advanced remote access product that provides context-aware, policy controlled, secure remote access to applications at LAN speed. Edge Gateway integrates SSL VPN remote access with application acceleration and optimization services at the edge of the network, combining remote access, access control, site-to-site security, and application acceleration all on one efficient, scalable, and cost-effective platform. An optional endpoint security service validates devices with policy to protect organizations from viruses or malware infections, accidental data loss, and rogue device access.

Edge Gateway is available only as a standalone solution on the BIG-IP 1600, 3600, 3900, 6900 and 8900 platforms.

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

Enterprise Manager 4000 is an appliance-based device, shipped on a dedicated, enterprise-grade platform.

ARX

The ARX product family is a series of high performance, enterprise-class intelligent file virtualization devices that dramatically simplify the management of file storage environments and lower total storage costs by automating data management tasks and eliminating the disruption associated with storage management operations. ARX can:

•	reduce storage costs by matching the business value of data to the cost of storage;

•	optimize backups by minimizing the backup of redundant data to reduce backup and recovery times, media consumption, and costs;

•	maximize value of existing storage by improve utilization, reclaiming stranded capacity, and deferring additional storage purchases;

•	simplify management by performing storage provisioning and decommissioning without disrupting users; improve flexibility and choice by moving data easily to any storage device or location.

Currently, the ARX series includes three products. ARX 500 and ARX 2000 are stand-alone devices that can support up to 600 and 6,000 users, respectively. ARX 4000 is a fixed form-factor device supporting 10 gigabit Ethernet, capable of managing more than 2 billion files, and able to support up to 12,000 users.

Data Manager

Data Manager is a software product that interfaces directly with most file storage devices, including ARX file virtualization platforms. Data Manager gathers valuable file storage statistics and provides graphical reporting and trending functions to give users visibility into their constantly changing data storage environments, helping them respond to business needs and better plan for future growth. With Data Manager users can quickly identify areas within their file storage resources that could be improved by file virtualization and monitor multiple resources with a centralized, extensible storage management platform.

Enabling Technologies

iControl is an application programming interface that allows customers and independent software vendors to modify their programs to communicate with our products, eliminating the need for human involvement, lowering the cost of performing basic network functions and reducing the likelihood of error. Although we do not derive revenue from iControl itself, the sale of iControl-enabled applications by independent software vendors such as Microsoft and Oracle helps promote and often leads directly to sales of our other products.

iRules is a programming language embedded in our TMOS architecture that allows customers to customize the way BIG-IP application delivery controllers manipulate and manage any IP application traffic. iRules has an easy-to-learn scripting syntax that enables users to program BIG-IP application delivery controllers to intercept, inspect, transform, and direct inbound or outbound application traffic according to their specific needs.

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

Our principal software engineering group is located in our headquarters in Seattle, Washington. Our core product development teams for FirePass, WOM and WebAccelerator are located in San Jose, California. Our core ASM product development team is located in Tel Aviv, Israel. Our ARX product development team is located in Lowell, Massachusetts. Our hardware engineering group is located in Spokane, Washington. In addition, we maintain a dedicated facility for product testing and quality control in Tomsk, Russia. Members of all these teams collaborate closely with one another to ensure the interoperability and performance of our hardware and software systems.

During the fiscal years ended September 30, 2010, 2009 and 2008, we had research and product development expenses of $118.3 million, $103.7 million, and $103.4 million, respectively.

Customers

Our customers include a wide variety of enterprise customers and service providers among Fortune 1000 and Business Week Global 1000 companies, including those in technology, telecommunications, financial services, transportation, education, manufacturing and healthcare, along with government customers. In fiscal year 2010, international sales represented 41.4% of our net revenues. Refer to Note 12 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our revenues by geographic area.

Sales and Marketing

Sales

We sell our products and services to large enterprise customers and service providers through a variety of channels, including distributors, value-added resellers (“VARs”) and systems integrators. A substantial amount of our revenue for fiscal year 2010 was derived from these channel sales. Our sales teams work closely with our channel partners and also sell our products and services directly to a limited number of major accounts.

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

For fiscal year 2010, sales to two of our distributors, Avnet Technology Solutions and Tech Data, represented 14.5% and 10.2% of our total revenues, respectively. Our agreements with these distributors are standard, non-exclusive distribution agreements that renew automatically on an annual basis and can be terminated by either party with 30 days prior written notice. The agreements grant Avnet Technology Solutions and Tech Data the right to distribute our products to resellers in North America and certain other territories internationally, with no minimum purchase requirements.

Systems integrators.  We also market our products through strategic relationships with systems integrators, including Dell Services, HP Enterprise Services and IBM Global Services, who include our products as core components of application or network-based solutions they deploy for their customers. In most cases, systems integrators do not directly purchase our products for resale to their customers. Instead they typically recommend our products as part of broader solutions, such as enterprise resource planning (ERP) or customer relationship management (CRM) solutions that incorporate our products for high availability and enhanced performance.

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

To support the growing number of developers using our products, including network and application architects, we continue to promote and expand DevCentral, our on-line community website that provides technical resources to customers, prospects and partners wanting to extend and optimize F5 solutions using iRules. A key aspect of DevCentral is an on-line forum where developers as well as application and network architects discuss and share solutions they have written with iRules. At the end of fiscal year 2010, DevCentral had more than 70,000 registered members.

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

Backlog

At the end of fiscal years 2010 and 2009, we had product backlog of approximately $50.3 million and $35.5 million, respectively. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers or product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be cancelled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.

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

We outsource the majority of our manufacturing to Tier 1 Electronic Manufacturing Services providers. Flextronics manufactures our ADC product line and Sanmina-SCI manufactures our ARX product line. The subcontracting activity at Flextronics and Sanmina-SCI encompasses prototype builds, full production and direct fulfillment. Our contract manufacturers perform the following activities on our behalf: material procurement, PCB assembly and test, final assembly, system test, quality control, direct shipment and warranty repairs. We provide a rolling forecast that allows our contract manufacturers to stock component parts and other materials, plan capacity and build finished goods inventory in anticipation of end user demand. Each of the contract manufacturers procures components in volumes consistent with our forecast, necessary to assemble the products and tests the products according to our specifications. Products are then shipped to our distributors, value-added resellers, or end users. Generally, we do not own the components. Title to the products transfers from the contract manufacturers to us and then to our customers upon delivery at a designated shipment location. If the components are unused or the products are not sold within specified periods of time, we may incur carrying charges or obsolete material charges for components that our contract manufacturers purchased to build products to meet our forecast or customer orders.

Hardware platforms for our products consist primarily of commodity parts and certain custom components designed and approved by our hardware engineering group. Most of our components are purchased from sources which we believe are readily available from other suppliers. However, several components used in the assembly of our products are purchased from a single or limited source.

During fiscal year 2010, we transitioned certain sub-assembly and testing processes of our BIG-IP products from Flextronics’s facilities in Milpitas, California, to the Flextronics facility in ZhuHai, China. All sub-assemblies are configured and final tested at Flextronics’s Milpitas, California for distribution to our end users.

Competition

The expanding capabilities of our product offerings have enabled us to address a growing array of opportunities, many of which are outside the bounds of the traditional Layer 4-7 market. Within what Gartner Group has defined as the Application Acceleration market, we compete in the Application Delivery Controller (ADC) market, which encompasses the traditional Layer 4-7 market, and, to a lesser extent, the WAN Optimization Controller (WOC) market. Over the next several years, we believe these two markets will merge as WAN optimization effectively becomes a feature of Application Delivery. Today, we offer WebAccelerator and WOM as software modules on most all BIG-IP products.

In fiscal year 2010, approximately 95% of our products and services were sold into the ADN market where our primary competitor is Cisco Systems, Inc. Other competitors in this market include Citrix Systems, Inc., Brocade Communications Systems, Inc., Radware Ltd, and a number of smaller competitors including A10 Networks, Array Networks, Inc., Barracuda Networks, Inc., Crescendo Networks, and Zeus Technology Ltd. In the adjacent WAN Optimization Controller market, we compete with Riverbed Technology, Inc., Juniper Networks, Inc., Blue Coat Systems, Inc., Cisco and Citrix. Currently, we do not compete in the branch office segment of the WOC market, which features products offered by Riverbed, Blue Coat, Cisco and others.

While file virtualization remains an early-stage market, we believe our ARX products are unique in terms of technology and functionality and are well positioned within this emerging market. Large storage vendors such as EMC Corporation offer competing products with overlapping functionality. However, we believe there are no competing products that offer all of the features, functions and capabilities of our ARX products.

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

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have obtained 69 patents in the United States, 8 foreign patents and have applications pending for various aspects of our technology. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

In addition to our own proprietary software, we incorporate software licensed from several third-party sources into our products. These licenses generally renew automatically on an annual basis. We believe that alternative technologies for these licenses are available both domestically and internationally.

Employees

As of September 30, 2010, we had 2,012 full-time employees, including 509 in product development, 856 in sales and marketing, 421 in professional services and technical support and 226 in finance, administration and operations. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Executive Officers of the Registrant

The following table sets forth certain information with respect to our executive officers as of November 23, 2010:

Name	Age	Position

John McAdam	59	President, Chief Executive Officer and Director
Mark Anderson	48	Senior Vice President of Worldwide Sales
Jeffrey A. Christianson	53	Senior Vice President and General Counsel
Edward J. Eames	52	Senior Vice President of Business Operations
Dan Matte	44	Senior Vice President of Marketing and Business Development
Andy Reinland	46	Senior Vice President and Chief Finance Officer
John Rodriguez	50	Senior Vice President and Chief Accounting Officer
Karl Triebes	43	Senior Vice President of Product Development and Chief Technical Officer

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

Jeffrey A. Christianson has served as our Senior Vice President and General Counsel of the Company since December 2006. From February 2000 to July 2006, Mr. Christianson was Sr. Vice President and General Counsel of Western Wireless Corporation, a wireless service provider. From March 1996 to January 2000, Mr. Christianson served as Sr. Vice President of Business Development, General Counsel and Corporate Secretary at Wizards of the Coast, Inc., a game and software company. From September 1992 to March 1996, he served as General Counsel and Secretary of Heart Technology, Inc., a medical device company. From September 1990 to September 1992, he was Vice-President and General Counsel of Spider Staging Corporation and Vice President of Administration and Corporate Counsel for Flow International Corporation after its acquisition of Spider Staging Corporation. Mr. Christianson holds a B.A. from Whitman College and a J.D. from the University of Washington, and serves on the Board of Overseers of Whitman College and the Board of Directors of the Humane Society for Seattle/King County.

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

Our quarterly and annual operating results may fluctuate in future periods, which may cause our stock price to fluctuate

Our quarterly and annual operating results have varied significantly in the past and could vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing and recently volatile U.S. and global economic environment, and any of which may cause our stock price to fluctuate. In particular, we anticipate that the size of customer orders may increase as we continue to focus on larger business accounts. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. In the past, a majority of our sales have been realized near the end of a quarter. Accordingly, a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that fiscal year. Additionally, we have exposure to the credit risks of some of our customers and sub-tenants. Although we have programs in place that are designed to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks adequately. We monitor individual payment capability in granting credit arrangements, seek to limit the total credit to amounts we believe our customers can pay and maintain reserves we believe are adequate to cover exposure for potential losses. If there is a deterioration of a sub-tenant’s or a major customer’s creditworthiness or actual defaults are higher than expected, future losses, if incurred, could harm our business and have a material adverse effect on our operating results. Further, our operating results may be below the expectations of securities analysts and investors in future quarters or years. Our failure to meet these expectations will likely harm the market price of our common stock. Such a decline could occur, and has occurred in the past, even when we have met our publicly stated revenue and/or earnings guidance.

In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include, but are not limited to:

•	fluctuations in demand for our products and services due to changing market conditions, pricing conditions, technology evolution, seasonality, or other changes in the global economic environment;

•	changes or fluctuations in sales and implementation cycles for our products and services;

•	reduced visibility into our customers’ spending and implementation plans

•	reductions in customers’ budgets for data center and other IT purchases or delays in these purchases;

•	fluctuations in our gross margins, including the factors described herein which may contribute to such fluctuations;

•	our ability to control costs, including operating expenses, the costs of hardware and software components, and other manufacturing costs;

•	our ability to develop, introduce and gain market acceptance of new products, technologies and services, and our success in new and evolving markets;

•	any significant changes in the competitive environment, including the entry of new competitors or the substantial discounting of products or services;

•	the timing and execution of product transitions or new product introductions, and related inventory costs;

•	variations in sales channels, product costs, or mix of products sold;

•	our ability to establish and manage our distribution channels, and the effectiveness of any changes we make to our distribution model;

•	the ability of our contract manufacturers and suppliers to provide component parts, hardware platforms and other products in a timely manner;

•	benefits anticipated from our investments in sales, marketing, product development, manufacturing or other activities; and

•	changes in tax laws or regulations, or other accounting rules.

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

The current development cycle for our products is on average 12-24 months. The introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new products. This could harm our operating results by decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. We have also experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. This has led to, and may in the future lead to, delayed sales, increased expenses and lower quarterly revenue than anticipated. Also, in the development of our products, we have experienced delays in the prototyping of our products, which in turn has led to delays in product introductions. In addition, complexity and difficulties in managing product transitions at the end-of-life stage of a product can create excess inventory of components associated with the outgoing product that can lead to increased expenses. Any or all of the above problems could materially harm our business and results of operations.

Our success depends on sales and continued innovation of our Application Delivery Networking product lines

For the fiscal year ended September 30, 2010, we derived approximately 95.4% of our net product revenues, or approximately 60.7% of our total net revenues, from sales of our Application Delivery Networking (“ADN”) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability and performance problems for our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.

We may not be able to compete effectively in the emerging application delivery networking and file virtualization markets

The markets we serve are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors in the application delivery networking market include Cisco Systems, Inc., Citrix Systems, Inc., Brocade Communications Systems, Inc. and Radware Ltd. In the adjacent WAN Optimization Controller market, we compete with Riverbed Technology, Inc., Juniper Networks, Inc., Blue Coat Systems, Inc., Cisco and Citrix. In the file virtualization market, we compete with

EMC Corporation. We expect to continue to face additional competition as new participants enter our markets. As we continue to expand globally, we may see new competitors in different geographic regions. In addition, larger companies with significant resources, brand recognition, and sales channels may form alliances with or acquire competing application delivery networking solutions from other companies and emerge as significant competitors. Potential competitors may bundle their products or incorporate an Internet traffic management or security component into existing products in a manner that discourages users from purchasing our products. Any of these circumstances may limit our opportunities for growth and negatively impact our financial performance.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In the ordinary course of our business, we are involved in disputes and licensing discussions with others regarding their claimed proprietary rights and cannot assure you that we will always successfully defend ourselves against such claims. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. Also, as we have gained greater visibility, market exposure and competitive success, we face a higher risk of being the subject of intellectual property infringement claims. If we are found to infringe the proprietary rights of others, or if we otherwise settle such claims, we could be compelled to pay damages or royalties and either obtain a license to those intellectual property rights or alter our products so that they no longer infringe upon such proprietary rights. Any license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing upon the rights of others may be costly or impractical. In addition, we have initiated, and may in the future initiate, claims or litigation against third parties for infringement of our proprietary rights, or to determine the scope and validity of our proprietary rights or those of our competitors. Any of these claims, whether claims that we are infringing the proprietary rights of others, or vice versa, with or without merit, may be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to cease using infringing technology, develop non-infringing technology or enter into royalty or licensing agreements. Further, our license agreements typically require us to indemnify our customers, distributors and resellers for infringement actions related to our technology, which could cause us to become involved in infringement claims made against our customers, distributors or resellers. Any of the above-described circumstances relating to intellectual property rights disputes could result in our business and results of operations being harmed.

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

We may not be able to sustain or develop new distribution relationships and a reduction or delay in sales to significant distribution partners could hurt our business

We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two worldwide distributors of our products accounted for 24.7% of our total net revenue for fiscal year 2010. One worldwide distributor of our products accounted for 15.4% of our total net revenue for fiscal year 2009. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.

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

Our investments in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments

At September 30, 2010, the fair value of our AAA/A- (or equivalent) rated municipal auction rate securities (“ARS”) was approximately $16.0 million. We may not be able to liquidate these ARS and realize their full carrying value unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security otherwise matures. While we do not believe the decline in the carrying values of these municipal ARS is permanent, if the issuers of these securities are unable to successfully close future auctions and their credit ratings are lowered, we may be required to record future impairment charges related to these investments, which would harm our results of operations. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified these investments as long-term as of September 30, 2010.

Our operating results are exposed to risks associated with international commerce

As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to recessionary economic cycles or protracted slowdowns in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements and natural disasters. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. International sales represented 41.4% and 44.7% of our net revenues for the fiscal years ended September 30, 2010 and 2009, respectively.

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

Changes in financial accounting standards may cause adverse unexpected revenue fluctuations and affect our reported results of operations

A change in accounting policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New pronouncements and varying interpretations of existing pronouncements have occurred with frequency and may occur in the future. Changes to existing rules, or changes to the interpretations of existing rules, could lead to changes in our accounting practices, and such changes could adversely affect our reported financial results or the way we conduct our business.

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

Our success depends on our key personnel and our ability to attract and retain qualified sales and marketing, operations, product development and professional services personnel

Our success depends to a significant degree upon the continued contributions of our key management, product development, sales, marketing and finance personnel, many of whom may be difficult to replace. The complexity of our application delivery networking products and their integration into existing networks and ongoing support, as well as the sophistication of our sales and marketing effort, requires us to retain highly trained professional services, customer support and sales personnel. Competition for qualified professional services, customer support and sales personnel in our industry is intense because of the limited number of people available with the necessary technical skills and understanding of our products. Our ability to retain and hire these personnel may be adversely affected by volatility or reductions in the price of our common stock, since these employees are generally granted restricted stock units. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring qualified personnel may harm our business and results of operations.

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

We lease our principal administrative, sales, marketing, research and development facilities, which are located in Seattle, Washington and consist of approximately 190,000 square feet. In April 2010, we amended and restated the lease agreement for the three buildings that serve as our corporate headquarters. The lease commenced in April, July and August of 2010 for various sections of the first building; and August 2010 for the second and third buildings. The lease for all three buildings will expire in 2022 with an option for renewal. In October 2006, we entered into an agreement to lease a building adjacent to the three buildings that serve as our corporate headquarters. This lease will expire in 2018. During 2008, we entered into two separate sublease agreements to sublease approximately 112,500 square feet of this building. One sublease will expire in 2013. In March 2010, we amended the second sublease, which expanded the subleased space by approximately 11,700 square feet and extended the term of the sublease to 2018.

We believe that our existing properties are in good condition and suitable for the conduct of our business. We also lease office space for our product development personnel in Spokane, Washington, San Jose, California, Lowell, Massachusetts, Israel, and Russia and for our sales and support personnel in Illinois, Washington D.C., New York, Hong Kong, Singapore, China, Taiwan, Thailand, India, United Arab Emirates, Indonesia, Malaysia, South Korea, Japan, Australia, New Zealand, Germany, France, Belgium, Spain, Italy, Netherlands and the United Kingdom. We believe that our future growth can be accommodated by our current facilities or by leasing additional space if necessary.

Item 3.	Legal Proceedings

Derivative Suits.  Beginning on or about May 24, 2006, several derivative actions were filed against certain of our current and former directors and officers. These derivative lawsuits were filed in: (1) the Superior Court of King County, Washington, as In re F5 Networks, Inc. State Court Derivative Litigation (Case No. 06-2-17195-1 SEA), which consolidates Adams v. Amdahl, et al. (Case No. 06-2-17195-1 SEA), Wright v. Amdahl, et al. (Case No. 06-2-19159-5 SEA), and Sommer v. McAdam, et al. (Case No. 06-2-26248-4 SEA) (the “State Court Derivative Litigation”); and (2) in the U.S. District Court for the Western District of Washington, as In re F5 Networks, Inc. Derivative Litigation, Master File No. C06-0794RSL, which consolidates Hutton v. McAdam, et al. (Case No. 06-794RSL), Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust v. McAdam et al. (Case No. C06-1057RSL), and Easton v. McAdam et al. (Case No. C06-1145RSL) (the “Federal Court Derivative Litigation”). On August 2, 2007, another derivative lawsuit, Barone v. McAdam et al. (Case No. C07-1200P) was filed in the U.S. District Court for the Western District of Washington. The Barone lawsuit was designated a related case to the Federal Court Derivative

Litigation on September 4, 2007. The complaints generally allege that certain of our current and former directors and officers, including, in general, each of our current outside directors (other than Deborah L. Bevier, Scott Thompson and John Chapple who joined the Board of Directors in July 2006, January 2008 and September 2010, respectively) breached their fiduciary duties to the Company by engaging in alleged wrongful conduct concerning the manipulation of certain stock option grant dates. We are named solely as a nominal defendant against whom the plaintiffs seek no recovery.

On September 24, 2010, the Company entered into a Stipulation of Settlement (the “Stipulation”) in connection with the Federal Court Derivative Litigation. On October 21, 2010, the United States District Court for the Western District of Washington issued an order granting preliminary approval of the settlement resolving the claims asserted by the plaintiffs against the individual defendants. A hearing to determine whether the Court should issue an order finally approving the proposed settlement has been scheduled for January 6, 2011. Effectiveness of the settlement of the Federal Court Derivative Litigation is conditioned on dismissal of the State Court Derivative Litigation. A copy of the Stipulation may be found under the “About F5-Investor Relations-Corporate Governance” section of our website, www.f5.com.

SEC and Department of Justice Inquiries.  We previously received notice from both the SEC and the Department of Justice that they were conducting informal inquiries into our historical stock option practices, and we have fully cooperated with both agencies. In January 2010, we received notice from the SEC that the investigation concerning our historical stock option practices has been completed and that no enforcement action has been recommended. We currently believe that the Department of Justice will take no further action in connection with its inquiry into our historical stock option practices.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices of Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “FFIV.” The following table sets forth the high and low sales prices of our common stock as reported on the Nasdaq Global Select Market.

	Fiscal Year 2010		Fiscal Year 2009
	High	Low	High	Low

First Quarter	$53.59	$37.93	$26.12	$17.75
Second Quarter	$65.10	$47.11	$24.55	$18.41
Third Quarter	$77.10	$60.50	$36.28	$20.51
Fourth Quarter	$107.30	$66.79	$40.17	$32.47

The last reported sales price of our common stock on the Nasdaq Global Select Market on November 18, 2010 was $120.51.

As of November 18, 2010, there were approximately 72 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Dividend Policy

Our policy has been to retain cash to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.

Unregistered Securities Sold in 2010

We did not sell any unregistered shares of our common stock during the fiscal year 2010.

Issuer Purchases of Equity Securities

On October 22, 2008, we announced that our Board of Directors approved a program to repurchase up to an additional $200 million of our outstanding common stock. Acquisitions for the share repurchase program will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The program may be discontinued at any time. As of November 18, 2010 we had repurchased and retired 4,605,827 shares at an average price of $37.15 per share under the program.

Shares repurchased and retired as of November 18, 2010 are as follows (in thousands, except shares and per share data):

			Total Number of	Approximate Dollar Value
	Total Number of		Shares Purchased	of Shares that May Yet be
	Shares	Average Price	per the Publicly	Purchased
	Purchased	Paid per Share	Announced Plan	Under the Plan

October 1, 2008 — October 31, 2008	—	$—	—	$200,000
November 1, 2008 — November 30, 2008	543,100	$22.87	543,100	$187,553
December 1, 2008 — December 31, 2008	329,920	$22.84	329,920	$180,000
January 1, 2009 — January 31, 2009	—	$—	—	$180,000
February 1, 2009 — February 28, 2009	636,895	$21.34	636,895	$166,377
March 1, 2009 — March 31, 2009	703,811	$19.58	703,811	$152,563
April 1, 2009 — April 30, 2009	—	$—	—	$152,563
May 1, 2009 — May 31, 2009	—	$—	—	$152,563
June 1, 2009 — June 30, 2009	463,900	$34.17	463,900	$136,689
July 1, 2009 — July 31, 2009	146,700	$35.51	146,700	$131,473
August 1, 2009 — August 31, 2009	320,700	$36.01	320,700	$119,907
September 1, 2009 — September 30, 2009	199,021	$36.85	199,021	$112,564
October 1, 2009 — October 31, 2009	—	$—	—	$112,564
November 1, 2009 — November 30, 2009	177,950	$47.36	177,950	$104,128
December 1, 2009 — December 31, 2009	131,210	$49.98	131,210	$97,564
January 1, 2010 — January 31, 2010	—	$—	—	$97,564
February 1, 2010 — February 28, 2010	212,430	$51.07	212,430	$86,703
March 1, 2010 — March 31, 2010	152,528	$59.87	152,528	$77,563
April 1, 2010 — April 30, 2010	23,100	$70.56	23,100	$75,932
May 1, 2010 — May 31, 2010	176,365	$68.23	176,365	$63,890
June 1, 2010 — June 30, 2010	91,562	$69.04	91,562	$57,564
July 1, 2010 — July 31, 2010	5,000	$85.81	5,000	$57,135
August 1, 2010 — August 31, 2010	140,935	$87.12	140,935	$44,850
September 1, 2010 — September 30, 2010	77,225	$94.30	77,225	$37,564
October 1, 2010 — October 31, 2010	—	$—	—	$37,564
November 1, 2010 — November 18, 2010	73,475	$120.84	73,475	$28,682

On October 26, 2010, we announced that our Board of Directors approved a new program to repurchase up to an additional $200 million of our outstanding common stock. Acquisitions for the share repurchase program will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The program may be discontinued at any time.

Performance Measurement Comparison of Shareholder Return

The following graph compares the annual percentage change in the cumulative total return on shares of our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index for the period commencing September 30, 2005, and ending September 30, 2010.

Comparison of Cumulative Total Return
On Investment Since September 30, 2005*

The Company’s closing stock price on September 30, 2010, the last trading day of the Company’s 2010 fiscal year, was $103.81 per share.

*	Assumes that $100 was invested September 30, 2005 in shares of Common Stock and in each index, and that all dividends were reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Item 6.	Selected Financial Data

The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of September 30, 2010 and 2009 and the consolidated statement of operations data for the years ended September 30, 2010, 2009 and 2008 are derived from our audited financial statements and related notes that are included elsewhere in this report. The consolidated balance sheet data as of September 30, 2008, 2007 and 2006 and the consolidated statement of operations for the years ended September 30, 2007 and 2006 are derived from our audited financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Years Ended September 30,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Consolidated Statement of Operations Data(5)
Net revenues
Products	$561,142	$406,529	$452,929	$392,921	$304,878
Services	320,830	246,550	197,244	132,746	89,171

Total	881,972	653,079	650,173	525,667	394,049

Cost of net revenues
Products	113,834	95,209	102,400	84,094	63,619
Services	58,118	47,517	46,618	34,230	24,534

Total	171,952	142,726	149,018	118,324	88,153

Gross profit	710,020	510,353	501,155	407,343	305,896

Operating expenses
Sales and marketing	293,201	225,193	237,175	175,555	127,478
Research and development	118,314	103,664	103,394	69,030	49,171
General and administrative	68,503	55,243	56,001	49,256	39,109
In-process research and development(1)	—	—	—	14,000	—
Loss on facility exit and sublease(2)	—	—	5,271	—	—
Restructuring charges(3)	—	4,329	—	—	—

Total	480,018	388,429	401,841	307,841	215,758

Income from operations	230,002	121,924	99,314	99,502	90,138
Other income, net	7,625	9,724	18,950	28,191	17,431

Income before income taxes	237,627	131,648	118,264	127,693	107,569
Provision (benefit) for income taxes	86,474	40,113	43,933	50,693	41,564

Net income	$151,153	$91,535	$74,331	$77,000	$66,005

Net income per share — basic(4)	$1.90	$1.16	$0.90	$0.93	$0.82

Weighted average shares — basic(4)	79,609	78,842	82,290	83,205	80,278

Net income per share — diluted(4)	$1.86	$1.14	$0.89	$0.90	$0.80

Weighted average shares — diluted(4)	81,049	80,073	83,428	85,137	83,020

Consolidated Balance Sheet Data(5)
Cash, cash equivalents, and short-term investments	$428,496	$317,128	$190,186	$258,465	$374,173
Restricted cash(6)	195	2,729	2,748	3,959	3,929
Long-term investments	433,570	257,294	261,086	216,366	118,003
Total assets	1,362,192	1,068,645	939,223	944,288	729,511
Long-term liabilities	71,409	46,611	34,143	20,301	13,416
Total shareholders’ equity	1,003,698	799,020	718,259	770,577	616,458

(1)	In-process research and development (“IPR&D”) expense represents the amount of IPR&D that we acquired in the Acopia Networks, Inc. (“Acopia”) acquisition.

(2)	Loss on facility exit and sublease expense represents a charge related to the closure of our office space in Bellevue, Washington and the consolidation of our corporate headquarters in Seattle, Washington.

(3)	Restructuring charges represent the expense related to the consolidation of facilities, accelerated depreciation on tenant improvements, and a reduction in workforce that took place in the second quarter of fiscal 2009 as part of a comprehensive restructuring program.

(4)	Share and per share amounts have been adjusted as appropriate to reflect a two-for-one stock-split effective August 2007.

(5)	In our Form 10-K/A No. 2 (filed on December 12, 2006), we restated our consolidated financial statements for the years ended September 30, 2005, 2004 and 2003, and the selected consolidated financial data as of and for the years ended September 30, 2005, 2004, 2003, 2002 and 2001. In addition, we restated our consolidated financial statements for the quarters ended December 31, 2005 and March 31, 2006 in our Quarterly Reports on Form 10-Q/A for the quarters ended December 31, 2005 and March 31, 2006, each of which was filed on December 13, 2006. All financial information included in this annual report on Form 10-K reflects our restatement.

(6)	Restricted cash represents escrow accounts established in connection with lease agreements for our facilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

services including annual maintenance contracts, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

•	Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, amortization of developed technology and personnel and overhead expenses. Our margins have remained relatively stable; however, factors such as sales price, product mix, inventory obsolescence, returns, component price increases and warranty costs could significantly impact our gross margins from quarter to quarter and represent significant indicators we monitor on a regular basis.

•	Operating expenses. Operating expenses are substantially driven by personnel and related overhead expenses. Existing headcount and future hiring plans are the predominant factors in analyzing and forecasting future operating expense trends. Other significant operating expenses that we monitor include marketing and promotions, travel, professional fees, computer costs related to the development of new products, facilities and depreciation expenses.

•	Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for fiscal year 2010 was primarily due to cash provided by operating activities of $313.6 million. This increase was partially offset by $75.0 million of cash used to repurchase outstanding common stock under our share repurchase program in fiscal year 2010. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for fiscal year 2010 were comprised primarily of information technology infrastructure and equipment to support the growth of our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•	Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in fiscal 2010 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our day’s sales outstanding for the fourth quarter of fiscal year 2010 was 40.

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

Revenue Recognition.  We sell products through distributors, resellers, and directly to end users. We recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be reasonably assured and no significant performance obligations remain. In certain regions where we do not have the ability to reasonably estimate returns, we defer revenue on sales to our distributors until they have received information from the channel partner indicating that the distributor has sold the product to its customer. Payment terms to domestic customers are generally net 30 days to net 45 days. Payment terms to international customers range from net 30 days to net 120 days based on normal and customary trade practices in the individual markets. We offer extended payment terms to certain customers, in which case, revenue is recognized when payments are due.

Whenever product, training services and post-contract customer support (“PCS”) elements are sold together, a portion of the sales price is allocated to each element based on their respective fair values as determined when the individual elements are sold separately. Where fair value of certain elements is not available, we recognize revenue on the “residual method” based on the fair value of undelivered elements. Revenues from the sale of product are recognized when the product has been shipped and the customer is obligated to pay for the product. When rights of return are present and we cannot estimate returns, we recognize revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes a limited period of telephone support updates, repair or replacement of any failed product or component that fails during the term of the agreement, bug fixes and rights to upgrades, when and if available. Consulting services are customarily billed at fixed hourly rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.

FASB ASC Topic 985-605-25, Software, Revenue Recognition, Multiple-Element Arrangements, (“ASC 985-605-25”), as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on vendor specific objective evidence (“VSOE”). We establish VSOE for our products, training services, PCS and consulting services based on the sales price charged for each element when sold separately. The sales price is discounted from the applicable list price based on various factors including the type of customer, volume of sales, geographic region and program level. Our list prices are generally not fair value as discounts may be given based on the factors enumerated above. We believe that the fair value of our consulting services is represented by the billable consulting rate per hour, based on the rates we charge customers when they purchase standalone consulting services. The price of consulting services is not based on the type of customer, volume of sales, geographic region or program level.

We use historical sales transactions to determine whether VSOE can be established for each of the elements. In most instances, VSOE of fair value is the sales price of actual standalone (unbundled) transactions within the past 12 month period that are priced within a reasonable range, which we have determined to be plus or minus 15% of the median sales price of each respective price list.

VSOE of PCS is based on standalone sales since we do not provide stated renewal rates to our customers. In accordance with our PCS pricing practice (supported by standalone renewal sales), renewal contracts are priced as a percentage of the undiscounted product list price. The PCS renewal percentages may vary, depending on the type and length of PCS purchased. We offer standard and premium PCS, and the term generally ranges from one to three years. We employ a bell-shaped-curve approach in evaluating VSOE of fair value of PCS. Under this approach, we consider VSOE of the fair value of PCS to exist when a substantial majority of our standalone PCS sales fall within a narrow range of pricing.

We have established and regularly validate the VSOE of fair value for elements in our multiple element arrangements. We account for taxes collected from customers and remitted to governmental authorities on a net basis and excluded from revenues.

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

Stock-Based Compensation.  We account for stock-based compensation using the straight-line attribution method for recognizing compensation expense over the requisite service period of the related award. We recognized $70.8 million and $56.1 million of stock-based compensation expense for the years ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there was $98.4 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.

We issue incentive awards to our employees through stock-based compensation consisting of restricted stock units (“RSUs”). The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of our common stock on the date of grant. No stock options were granted in fiscal years 2010, 2009 and 2008.

We recognize compensation expense for only the portion of RSUs that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to our executive officers and Board of Directors versus grants awarded to all other employees, we developed separate forfeiture expectations for these two groups. In fiscal year 2010, the estimated forfeiture rate for grants awarded to our executive officers and Board of Directors was approximately 3% and the estimated forfeiture rate for grants awarded to all other employees was approximately 10%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.

We recognize compensation costs for awards with performance conditions when we conclude it is probable that the performance condition will be achieved. We reassess the probability of vesting at each balance sheet date and adjust compensation costs based on our probability assessment.

Common stock repurchase.  On October 22, 2008, we announced that our Board of Directors approved a program to repurchase up to an additional $200 million of our outstanding common stock. On October 26, 2010, we announced that our Board of Directors approved a new program to repurchase up to an additional $200 million of our outstanding common stock. As of November 18, 2010, we had repurchased and retired 4,605,827 shares at an average price of $37.15 per share.

Goodwill and intangible assets.  We have goodwill and intangible assets on our balance sheet related to acquisitions. Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. Intangible assets are amortized over the estimated useful lives, which generally range from three to five years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist. Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

The determination of the net carrying value of goodwill and intangible assets and the extent to which, if any, there is impairment are dependent on material estimates and judgments on our part, including the useful life over which the intangible assets are to be amortized, and the estimates of the value of future net cash flows, which are based upon further estimates of future revenues, expenses and operating margins. We review our goodwill annually for impairment in the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. In March 2010, we completed our annual impairment test and concluded that there was no impairment of goodwill. We have considered the assumptions used in the test and noted that no reasonably possible changes would reduce the fair value of the reporting unit to such a level that would cause an impairment charge. Additionally, we considered potential impairment indicators at September 30, 2010 and noted no indicators of impairment.

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

Our investments also include auction rate securities (“ARS”) that are classified as available-for-sale. ARS are reported at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders’ equity. We believe these investments may remain illiquid for longer than twelve months and as a result, we have classified these investments as long-term as of September 30, 2010. We used the income approach to determine the fair value of our ARS using a discounted cash flow analysis. The assumptions we used in preparing the discounted cash flow model include estimates for interest rates; estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods for the ARS.

Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended September 30,
	2010	2009	2008
	(In thousands, except for percentages)

Net Revenues
Products	$561,142	$406,529	$452,929
Services	320,830	246,550	197,244

Total	$881,972	$653,079	$650,173

Percentage of net revenues
Products	63.6%	62.2%	69.7%
Services	36.4	37.8	30.3

Total	100.0%	100.0%	100.0%

Net Revenues.  Total net revenues increased 35.0% in fiscal year 2010 from the prior year, compared to only a slight increase in fiscal year 2009 from fiscal year 2008. Overall revenue growth for the year ended September 30, 2010 was primarily due to increased product and service revenues as a result of our increased installed base of products and increased demand for our core ADN products, including application security and WAN optimization products. International revenues represented 41.4%, 44.7% and 42.5% of net revenues in fiscal years 2010, 2009 and 2008, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.

Net product revenues increased 38.0% in fiscal year 2010 from fiscal year 2009 and decreased 10.2% in fiscal year 2009 as compared to fiscal year 2008. The increase of $154.6 million in net product sales for fiscal year 2010 was primarily due to growth in the volume of product sales of our ADN products of $154.8, partially offset by a decrease in sales of our FirePass products of $2.6 million. In addition, net product revenue from our ARX file virtualization products increased $2.3 million in fiscal year 2010. The decrease of $46.4 million in net product sales for fiscal year 2009 was primarily due to a $36.1 million reduction in the volume of sales of our ADN products, a $5.4 million reduction in the sales of our ARX file virtualization products, and a $4.9 million reduction in the volume of sales of our FirePass products, as compared to the prior year. Sales of our ADN products represented 95.4%, 93.7% and 92.0% of total product revenues in fiscal years 2010, 2009 and 2008, respectively.

Net service revenues increased 30.1% in fiscal year 2010 from fiscal year 2009 and increased 25.0% in fiscal year 2009 as compared to fiscal year 2008. The increases in service revenue were the result of increased purchases or renewals of maintenance contracts driven by additions to our installed base of products.

Avnet Technology Solutions, one of our worldwide distributors, accounted for 14.5%, 15.4% and 14.0% of our total net revenues in fiscal years 2010, 2009 and 2008, respectively. Tech Data, another worldwide distributor, accounted for 10.2% of our total net revenues in fiscal year 2010. Ingram Micro, Inc., another worldwide distributor, accounted for 10.5% of our total net revenues in fiscal year 2008. Avnet Technology Solutions, Tech Data and Ingram Micro, Inc. accounted for 13.2%, 11.8% and 13.2% of our accounts receivable as of September 30, 2010, respectively. Avnet Technology Solutions and Ingram Micro, Inc. accounted for 11.6% and 10.7% of our accounts receivable as of September 30, 2009, respectively. Avnet Technology Solutions accounted for 10.5% of our accounts receivable as of September 30, 2008. No other distributors accounted for more than 10% of total net revenue or receivables for fiscal years 2010, 2009 and 2008.

	Years Ended September 30,
	2010	2009	2008
	(In thousands, except for percentages)

Cost of net revenues and Gross margin
Products	$113,834	$95,209	$102,400
Services	58,118	47,517	46,618

Total	171,952	142,726	149,018

Gross margin	$710,020	$510,353	$501,155

Cost of net revenues and Gross margin (as a percentage of related net revenue)
Products	20.3%	23.4%	22.6%
Services	18.1	19.3	23.6

Total	19.5	21.9	22.9

Gross margin	80.5%	78.1%	77.1%

Cost of Net Product Revenues.  Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Product cost increased to $113.8 million in fiscal year 2010 from $95.2 million in fiscal year 2009. The year over year increase was primarily due to the higher volume of units shipped and an increase in warranty expense, partially offset by a decrease in expense related to obsolete inventory. Product cost as a percentage of related net revenue decreased to 20.3% in fiscal year 2010 from 23.4% in fiscal year 2009 primarily due to reduced manufacturing costs and decreased indirect product costs. In fiscal year 2009, the year over year decrease from $102.4 million in fiscal year 2008 was primarily due to a reduction in the volume of units shipped.

Cost of Net Service Revenues.  Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. Cost of net service revenues as a percentage of net service revenues decreased to 18.1% in fiscal year 2010 from 19.3% in fiscal year 2009 and 23.6% in fiscal year 2008 primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of fiscal year 2010 increased to 421 from 330 at the end of fiscal year 2009 and 323 at the end of fiscal year 2008. In addition, cost of net service revenues included stock-based compensation expense of $6.0 million, $4.8 million and $4.0 million for fiscal years 2010, 2009 and 2008, respectively.

	Years Ended September 30,
	2010	2009	2008
	(In thousands, except for percentages)

Operating expenses
Sales and marketing	$293,201	$225,193	$237,175
Research and development	118,314	103,664	103,394
General and administrative	68,503	55,243	56,001
Loss on facility exit and sublease	—	—	5,271
Restructuring charges	—	4,329	—

Total	$480,018	$388,429	$401,841

Operating expenses (as a percentage of net revenue)
Sales and marketing	33.2%	34.5%	36.5%
Research and development	13.4	15.9	15.9
General and administrative	7.8	8.4	8.6
Loss on facility exit and sublease	—	—	0.8
Restructuring charges	—	0.7	—

Total	54.4%	59.5%	61.8%

Sales and Marketing.  Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expense increased 30.2% in fiscal year 2010 as compared to a year over year decrease of 5.1% in fiscal year 2009 and a year over year increase of 35.1% in fiscal year 2008. The increase in sales and marketing expense for fiscal year 2010 was primarily due to an increase in commissions and personnel costs of $43.9 million, compared to the prior year. The increase in sales and marketing expense for fiscal year 2010 was also due to an increase of $9.2 million in marketing promotions and initiatives aimed at promoting our brand and creating market awareness of our technology and our products. The fiscal year 2009 decrease over the prior year was primarily due to cost reduction initiatives we implemented in response to the slowing economic environment and a $6.9 million decrease in commissions expense corresponding to the decrease in product revenue for fiscal year 2009, compared to the prior year. Sales and marketing headcount at the end of fiscal 2010 increased to 856 from 696 at the end of fiscal 2009 and 716 at the end of fiscal 2008. Sales and marketing expense included stock-based compensation charges of $27.3 million, $22.6 million and $24.1 million for fiscal years 2010, 2009 and 2008, respectively.

Research and Development.  Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expense increased 14.1% in fiscal year 2010, compared to the prior year. The increase in research and development expense for fiscal year 2010 was primarily due to increased personnel costs of $7.1 million, which is consistent with the increase in revenue for the corresponding period. In addition, research and development expense included a year over year increase in computer equipment and software costs of $3.8 million to support the development of new and improved products. In fiscal year 2009, research and development expenses remained relatively consistent with the prior year as compared to a year over year increase of 49.8% in fiscal year 2008. The increase in research and development expense for fiscal year 2008 was primarily due to increased personnel costs of $19.7 million, which is consistent with the increased revenue for the corresponding period. Research and development headcount at the end of fiscal 2010 increased to 509 from 430 at the end of fiscal 2009 and 460 at the end of fiscal 2008. Research and development expense included stock-based compensation charges of $19.4 million, $16.7 million and $16.3 million for fiscal years 2010, 2009 and 2008, respectively. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.

General and Administrative.  General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expense increased 24.0% in fiscal year 2010, compared to the prior year. The increase in general and administrative expense was primarily due to an increase of $4.1 million in personnel costs for the year ended September 30, 2010, compared to the prior year. General and administrative expenses remained relatively consistent in fiscal year 2009 as compared with a year over year increase of 13.7% in fiscal year 2008. The increase in fiscal year 2008 of $6.7 million was due primarily to an increase of $3.2 million in stock-based compensation charges and an increase of $3.5 million in salary and benefit expenses. General and administrative headcount at the end of fiscal 2010 increased to 226 from 190 at the end of fiscal 2009 and 195 at the end of fiscal 2008. General and administrative expense included stock-based compensation charges of $17.0 million, $11.6 million and $15.9 million for fiscal years 2010, 2009 and 2008, respectively.

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

Restructuring.  Beginning in the second quarter of fiscal 2009 we implemented a comprehensive restructuring program as part of an overall initiative to reduce certain operating expenses. Restructuring actions included the consolidation of facilities, accelerated depreciation on tenant improvements and a reduction in workforce. In the second quarter of fiscal 2009, we recorded restructuring expenses of $4.3 million, which included a $2.1 million charge for severance and related costs and a $2.2 million charge for the exit of certain offices worldwide. All accrued restructuring costs had been incurred as of September 30, 2010.

	Years Ended September 30,
	2010	2009	2008
	(In thousands, except for percentages)

Other Income and Income Taxes
Income from operations	$230,002	$121,924	$99,314
Other income, net	7,625	9,724	18,950

Income before income taxes	237,627	131,648	118,264
Provision for income taxes	86,474	40,113	43,933

Net income	$151,153	$91,535	$74,331

Other Income and Income Taxes (as percentage of net revenue)
Income from operations	26.1%	18.7%	15.3%
Other income, net	0.8	1.5	2.9

Income before income taxes	26.9	20.2	18.2
Provision for income taxes	9.8	6.2	6.8

Net income	17.1%	14.0%	11.4%

Other Income, Net.  Other income, net, consists primarily of interest income and foreign currency transaction gains and losses. Other income, net decreased 21.6% in fiscal year 2010, as compared to fiscal year 2009 and decreased 48.7% in fiscal year 2009 as compared to fiscal year 2008. Interest income was $8.1 million, $9.9 million and $17.5 million for fiscal years 2010, 2009 and 2008, respectively. The decrease in other income, net for fiscal year 2010 as compared to fiscal year 2009 was primarily due to decreased interest income of $1.8 million, partially offset by increased foreign currency transaction gains of $1.0 million. The decrease in interest income for fiscal year 2010 was primarily due to a decline in interest rates for the year. The decrease in other income, net for fiscal year 2009 as compared to fiscal year 2008 was primarily due to a decline in interest rates for the year which decreased interest income by $7.6 million and decreased foreign currency transaction gains of $1.5 million.

Provision for Income Taxes.  We recorded a 36.4% provision for income taxes for fiscal year 2010 compared to 30.5% in fiscal year 2009 and 37.1% in fiscal year 2008. The increase in the effective tax rate from fiscal year 2009 to fiscal year 2010 is largely attributable to the expiration of the federal research and development credit at December 31, 2009 and a favorable adjustment related to equity awards in a major foreign tax jurisdiction which was reflected in the effective tax rate for fiscal year 2009.

At September 30, 2010, we did not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that the assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets as of fiscal year end 2010, 2009 and 2008 were $46.6 million, $57.0 million and $52.8 million, respectively. Our worldwide effective tax rate may fluctuate based on a number of factors, including variations in projected taxable income in our various geographic locations in which we operate, changes in the valuation of our net deferred tax assets, resolution of potential exposures, tax positions taken on tax returns filed in the various geographic locations in which we operate, and the introduction of new accounting standards or changes in tax laws or interpretations thereof in the various geographic locations in which we operate. The federal credit for increasing research activities expired at December 31, 2009. If the credit is reinstated in fiscal year 2011, the reinstatement may have a material impact on our worldwide effective tax rate for fiscal year 2011. We have recorded liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense.

Liquidity and Capital Resources

We have funded our operations with our cash balances, cash generated from operations and proceeds from public offerings of our securities.

	Years Ended September 30,
	2010	2009	2008
	(In thousands)

Liquidity and Capital Resources
Cash and cash equivalents and investments	$862,066	$574,422	$451,272
Cash provided by operating activities	313,612	201,981	193,692
Cash (used in) provided by investing activities	(238,223)	(99,109)	13,710
Cash used in financing activities	(16,798)	(70,706)	(181,719)

Cash and cash equivalents, short-term investments and long-term investments totaled $862.1 million as of September 30, 2010 compared to $574.4 million as of September 30, 2009, representing an increase of $287.6 million. The increase was primarily due to cash provided by operating activities of $313.6 million for fiscal year 2010, compared to $202.0 million for fiscal year 2009, which was partially offset by $75.0 million of additional cash required for the repurchase of outstanding common stock under our share repurchase program in fiscal 2010. In fiscal year 2009, the increase over the previous year was primarily due to cash provided by operating activities of $202.0 million, compared to $193.7 million for fiscal year 2008, which was partially offset by $87.4 million of additional cash required for the repurchase of outstanding common stock under our share repurchase program in fiscal 2009.

At September 30, 2010, we held $16.0 million in fair value of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rates being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. We limit our investments in ARS to securities that carry a AAA/A- (or equivalent) rating from recognized rating agencies and limit the amount of credit exposure to any one issuer. At the time of initial investment and at the date of this Annual Report on Form 10-K, all of our ARS were in compliance with our investment policy.

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

We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. The underlying assets of the municipal ARS we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. Through September 30, 2010, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities. However, due to uncertainty in the ARS market, we believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $19.0 million (par value) of our ARS as long-term as of September 30, 2010.

In October 2008, we entered into an agreement (“the Agreement”) with UBS whereby UBS would purchase eligible ARS it sold to us prior to February 13, 2008. Under the terms of the Agreement, and at our discretion, UBS will purchase eligible ARS from us at par value (“put option”) during the period of June 30, 2010 through July 2, 2012. Prior to September 30, 2010, UBS purchased all of the eligible ARS we held for their par value of $34.4 million.

Cash provided by operating activities during fiscal year 2010 was $313.6 million compared to $202.0 million in fiscal year 2009 and $193.7 million in fiscal year 2008. Cash provided by operating activities resulted primarily from cash generated from net income, after adjusting for non-cash charges such as stock-based compensation, depreciation and amortization charges and changes in operating assets and liabilities.

Cash used in investing activities was $238.2 million for fiscal year 2010, compared to cash used in investing activities of $99.1 million for fiscal year 2009 and cash provided by investing activities of $13.7 million for fiscal year 2008. The cash used in investing activities in fiscal year 2010 was primarily the result of the purchase of investments and capital expenditures related to maintaining our operations worldwide partially offset by the sale and maturity of investments. The cash used in investing activities in fiscal year 2009 was primarily the result of the purchase of investments and capital expenditures related to maintaining our operations worldwide partially offset by the sale and maturity of investments. The cash provided by investing activities in fiscal year 2008 was primarily the result of the sale and maturity of investments partially offset by the purchase of investments.

Cash used in financing activities was $16.8 million for fiscal year 2010, compared to cash used in financing activities of $70.7 million for fiscal year 2009 and cash used in financing activities of $181.7 million for fiscal year 2008. Cash used in financing activities for fiscal 2010 included $75.0 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $31.7 million and tax benefits related to share-based compensation of $26.5 million. Cash used in financing activities for fiscal 2009 included $87.4 million to repurchase common stock under our share repurchase program, which was partially offset by the exercise of employee stock options and purchases under our employee stock purchase plan. Cash used in financing activities for fiscal 2008 included $200 million to repurchase common stock under a previous share repurchase program, which was partially offset by the exercise of employee stock options and purchases under our employee stock purchase plan.

Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, excluding ARS, together with cash generated from operations should be sufficient to meet our operating requirements for the foreseeable future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements of existing products, and the continuing market acceptance of our products.

Obligations and Commitments

The following table summarizes our contractual payment obligations and commitments as of September 30, 2010:

	Payment Obligations by Year
	2011	2012	2013	2014	2015	Thereafter	Total
	(In thousands)

Operating leases	$16,661	$16,423	$15,439	$15,027	$14,409	$73,780	$151,739
Purchase obligations	14,302	—	—	—	—	—	14,302

Total	$30,963	$16,423	$15,439	$15,027	$14,409	$73,780	$166,041

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

Recent Accounting Pronouncements

In December 2007, the FASB issued ASC 810-10, Consolidation — Overall (“ASC 810-10”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted ASC 810-10 in the first quarter of fiscal year 2010. The adoption of this statement did not have any impact on our consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We adopted ASU 2009-13 and ASU 2009-14 in the first quarter of fiscal year 2011. The adoption of these statements did not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 increases disclosures to include transfers in and out of Levels 1 and 2 and clarifies inputs, valuation techniques and level of disaggregation to be disclosed. We adopted ASU 2010-06 in the second quarter of fiscal year 2010. The adoption of this statement did not have any impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk.  Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio with the exception of U.S. treasury securities, commercial paper and money market funds, which are exempt from size limitation. The policy requires investments in securities that mature in three years or less, with the average maturity being no greater than one and a half years. These securities are subject to interest rate risk and will decrease in value if interest rates increase. A decrease of one percent in the average interest rate would have resulted in a decrease of approximately $4.8 million in our interest income for the fiscal year 2010.

	Maturing in
	Three Months	Three Months	Greater Than
	or Less	to One Year	One Year	Total	Fair Value
	(In thousands, except for percentages)

September 30, 2010
Included in cash and cash equivalents	$26,987	$—	$—	$26,987	$26,987
Weighted average interest rate	0.1%	—	—	—	—
Included in short-term investments	$43,970	$215,772	$—	$259,742	$259,742
Weighted average interest rates	1.4%	1.6%	—	—	—
Included in long-term investments	$—	$—	$433,570	$433,570	$433,570
Weighted average interest rates	—	—	1.4%	—	—
September 30, 2009
Included in cash and cash equivalents	$19,790	$—	$—	$19,790	$19,790
Weighted average interest rate	1.0%	—	—	—	—
Included in short-term investments	$59,981	$146,310	$—	$206,291	$206,291
Weighted average interest rates	3.1%	3.0%	—	—	—
Included in long-term investments	$—	$—	$257,294	$257,294	$257,294
Weighted average interest rates	—	—	2.8%	—	—
September 30, 2008
Included in cash and cash equivalents	$16,570	$—	$—	$16,570	$16,570
Weighted average interest rate	3.3%	—	—	—	—
Included in short-term investments	$28,019	$83,864	$—	$111,883	$111,883
Weighted average interest rates	5.6%	4.4%	—	—	—
Included in long-term investments	$—	$—	$261,086	$261,086	$261,086
Weighted average interest rates	—	—	4.6%	—	—

At September 30, 2010, the fair value of our AAA/A- (or equivalent) rated municipal ARS was approximately $16.0 million. ARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7, 28 or 35 days. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The underlying assets of the municipal ARS we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal ARS will have a material impact on our overall ability to meet our liquidity needs. We have no intent to sell, won’t be required to sell, and believe we will hold these securities until recovery. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $19.0 million (par value) of securities as long-term as of September 30, 2010.

Foreign Currency Risk.  The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 2010 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, as we continue to expand our operations internationally, transaction gains or losses may become significant in the future. We have not engaged in foreign currency hedging to date. However, we may do so in the future.

Item 8.	Financial Statements and Supplementary Data

F5 NETWORKS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of F5 Networks, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of F5 Networks, Inc. and its subsidiaries at September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Seattle, WA
November 23, 2010

F5 NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009
	(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$168,754	$110,837
Short-term investments	259,742	206,291
Accounts receivable, net of allowances of $4,319 and $3,651	112,132	106,973
Inventories	18,815	13,819
Deferred tax assets	8,767	8,010
Other current assets	37,745	22,252

Total current assets	605,955	468,182

Restricted cash	195	2,729
Property and equipment, net	34,157	39,371
Long-term investments	433,570	257,294
Deferred tax assets	37,864	49,018
Goodwill	234,700	231,883
Other assets, net	15,751	20,168

Total assets	$1,362,192	$1,068,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$21,180	$18,891
Accrued liabilities	61,768	53,232
Deferred revenue	204,137	150,891

Total current liabilities	287,085	223,014

Other long-term liabilities	16,153	14,373
Deferred revenue, long-term	55,256	32,238

Total long-term liabilities	71,409	46,611

Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 80,355 and 78,325 shares issued and outstanding	517,215	462,786
Accumulated other comprehensive loss	(3,241)	(2,337)
Retained earnings	489,724	338,571

Total shareholders’ equity	1,003,698	799,020

Total liabilities and shareholders’ equity	$1,362,192	$1,068,645

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED INCOME STATEMENTS

	Years Ended September 30,
	2010	2009	2008
	(In thousands, except per share data)

Net revenues
Products	$561,142	$406,529	$452,929
Services	320,830	246,550	197,244

Total	881,972	653,079	650,173

Cost of net revenues
Products	113,834	95,209	102,400
Services	58,118	47,517	46,618

Total	171,952	142,726	149,018

Gross profit	710,020	510,353	501,155

Operating expenses
Sales and marketing	293,201	225,193	237,175
Research and development	118,314	103,664	103,394
General and administrative	68,503	55,243	56,001
Loss on facility exit and sublease	—	—	5,271
Restructuring charges	—	4,329	—

Total	480,018	388,429	401,841

Income from operations	230,002	121,924	99,314
Other income, net	7,625	9,724	18,950

Income before income taxes	237,627	131,648	118,264
Provision for income taxes	86,474	40,113	43,933

Net income	$151,153	$91,535	$74,331

Net income per share — basic	$1.90	$1.16	$0.90

Weighted average shares — basic	79,609	78,842	82,290

Net income per share — diluted	$1.86	$1.14	$0.89

Weighted average shares — diluted	81,049	80,073	83,428

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Income/(Loss)	Earnings	Equity
			(In thousands)

Balance, September 30, 2007	84,379	$598,436	$(564)	$172,705	$770,577

Exercise of employee stock options	664	7,794	—	—	7,794
Issuance of stock under employee stock purchase plan	473	10,708	—	—	10,708
Issuance of restricted stock	1,284	—	—	—	—
Repurchase of common stock	(7,706)	(200,000)	—	—	(200,000)
Tax loss from employee stock transactions	—	(221)	—	—	(221)
Stock-based compensation	—	60,582	—	—	60,582
Net income	—	—	—	74,331	—
Foreign currency translation adjustment	—	—	(1,614)	—	—
Unrealized loss on securities, net of tax	—	—	(3,898)	—	—
Comprehensive income	—	—	—	—	68,819

Balance, September 30, 2008	79,094	$477,299	$(6,076)	$247,036	$718,259

Exercise of employee stock options	498	7,243	—	—	7,243
Issuance of stock under employee stock purchase plan	561	11,574	—	—	11,574
Issuance of restricted stock	1,516	—	—	—	—
Repurchase of common stock	(3,344)	(87,436)	—	—	(87,436)
Tax loss from employee stock transactions	—	(1,958)	—	—	(1,958)
Stock-based compensation	—	56,064	—	—	56,064
Net income	—	—	—	91,535	—
Foreign currency translation adjustment	—	—	387	—	—
Unrealized gain on securities, net of tax	—	—	3,352	—	—
Comprehensive income	—	—	—	—	95,274

Balance, September 30, 2009	78,325	$462,786	$(2,337)	$338,571	$799,020

Exercise of employee stock options	911	17,618	—	—	17,618
Issuance of stock under employee stock purchase plan	458	13,936	—	—	13,936
Issuance of restricted stock	1,849	—	—	—	—
Repurchase of common stock	(1,188)	(75,000)	—	—	(75,000)
Tax benefit from employee stock transactions	—	27,102	—	—	27,102
Stock-based compensation	—	70,773	—	—	70,773
Net income	—	—	—	151,153	—
Foreign currency translation adjustment	—	—	(771)	—	—
Unrealized loss on securities, net of tax	—	—	(133)	—	—
Comprehensive income	—	—	—	—	150,249

Balance, September 30, 2010	80,355	$517,215	$(3,241)	$489,724	$1,003,698

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2010	2009	2008
	(In thousands)

Operating activities
Net income	$151,153	$91,535	$74,331
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on disposition of assets and investments	(125)	(9)	58
Stock-based compensation	70,773	56,064	60,582
Provisions for doubtful accounts and sales returns	1,206	2,638	2,749
Depreciation and amortization	23,833	26,407	23,623
Deferred income taxes	8,243	(6,057)	(5,606)
Gain on auction rate securities put option	(1,491)	(3,901)	—
Loss on trading auction rate securities	1,491	3,901	—
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(6,365)	(12,555)	(7,940)
Inventories	(4,996)	(3,671)	523
Other current assets	(17,064)	(523)	428
Other assets	(1,466)	(226)	(3,544)
Accounts payable and accrued liabilities	12,157	10,248	4,006
Deferred revenue	76,263	38,130	44,482

Net cash provided by operating activities	313,612	201,981	193,692

Investing activities
Purchases of investments	(877,003)	(414,857)	(494,082)
Sales and maturities of investments	648,875	328,110	535,494
Receipt of restricted cash	2,530	13	1,216
Acquisition of intangible assets	—	(706)	—
Acquisition of businesses, net of cash acquired	—	—	(995)
Purchases of property and equipment	(12,625)	(11,669)	(27,923)

Net cash (used in) provided by investing activities	(238,223)	(99,109)	13,710

Financing activities
Excess tax benefits from share-based compensation	26,532	(1,958)	(221)
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	31,670	18,688	18,502
Repurchase of common stock	(75,000)	(87,436)	(200,000)

Net cash used in financing activities	(16,798)	(70,706)	(181,719)

Net increase in cash and cash equivalents	58,591	32,166	25,683
Effect of exchange rate changes on cash and cash equivalents	(674)	368	(1,676)
Cash and cash equivalents, beginning of year	110,837	78,303	54,296

Cash and cash equivalents, end of year	$168,754	$110,837	$78,303

Supplemental Information
Cash paid for taxes	$67,120	$48,586	$48,804

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for revenue recognition, reserves for doubtful accounts, product returns, obsolete and excess inventory, valuation allowances on deferred tax assets and purchase price allocations. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash and cash equivalents in deposits with four major financial institutions, which, at times, exceed federally insured limits. The Company has not experienced any losses on its cash and cash equivalents.

Investments

The Company classifies the majority of its investment securities as available-for-sale. Investment securities, consisting of corporate and municipal bonds and notes and United States government securities, are reported at fair value with the related unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Investments in securities with maturities of less than one year or where management’s intent is to use the investments to fund current operations are classified as short-term investments. Investments with maturities of greater than one year, as well as certain auction rate securities (“ARS”) that the Company believes it will not be able to liquidate in the next twelve months, are classified as long-term investments.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has ARS that are classified as available-for-sale securities and are reported as long-term. The Company has no intent to sell, won’t be required to sell, and believes it will hold these securities until recovery. The Company uses the income approach to estimate the fair value of ARS. The assumptions the Company used in preparing the discounted cash flow model include estimates for interest rates; estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of anticipated future cash flows and expected holding periods for the ARS.

Concentration of Credit Risk

The Company extends credit to customers and is therefore subject to credit risk. The Company performs initial and ongoing credit evaluations of its customers’ financial condition and does not require collateral. An allowance for doubtful accounts is recorded to account for potential bad debts. Estimates are used in determining the allowance for doubtful accounts and are based upon an assessment of selected accounts and as a percentage of remaining accounts receivable by aging category. In determining these percentages, the Company evaluates historical write-offs, and current trends in customer credit quality, as well as changes in credit policies. At September 30, 2010, Avnet Technology Solutions, Ingram Micro, Inc. and Tech Data accounted for 13.2%, 13.2% and 11.8% of the Company’s accounts receivable, respectively. At September 30, 2009, Avnet Technology Solutions and Ingram Micro, Inc. accounted for 11.6% and 10.7% of the Company’s accounts receivable, respectively.

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

Fair Value of Financial Instruments

Short-term and long-term investments are recorded at fair value as the underlying securities are classified as available-for-sale with any unrealized gain or loss being recorded to other comprehensive income. The fair value for securities held is determined using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency with the exception of ARS, which fair market value is estimated using a discounted cash flow model.

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

Inventories consist of the following (in thousands):

	Years Ended
	September 30,
	2010	2009

Finished goods	$14,949	$8,326
Raw materials	3,866	5,493

	$18,815	$13,819

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

For fiscal year 2009, restricted cash primarily represented escrow accounts established in connection with lease agreements for the Company’s corporate headquarters and, to a lesser extent, the Company’s international facilities. Under the terms of the lease for the Company’s corporate headquarters, the amount required to be held in escrow was reduced and eventually eliminated at various dates throughout the duration of the lease term. As of September 30, 2010, the Company was no longer subject to escrow requirements in connection with its corporate headquarters.

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

Property and equipment consist of the following (in thousands):

	Years Ended
	September 30,
	2010	2009

Computer equipment	$59,557	$54,974
Office furniture and equipment	9,793	9,467
Leasehold improvements	36,462	35,092

	105,812	99,533
Accumulated depreciation and amortization	(71,655)	(60,162)

	$34,157	$39,371

Depreciation and amortization expense totaled approximately $17.8 million, $18.4 million, and $16.3 million for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company tests goodwill for impairment on an annual basis and between annual tests when impairment indicators are identified, and goodwill is written down when impaired. Goodwill was recorded in connection with the acquisition of Acopia Networks, Inc. in fiscal year 2007, Swan Labs, Inc. in fiscal year 2006, MagniFire Websystems, Inc. in fiscal year 2004 and uRoam, Inc. in fiscal year 2003.

The Company performs its annual goodwill impairment test during the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. For its annual goodwill impairment analysis, the Company operates under one reporting unit. The Company determined the fair value of its reporting unit based on the Company’s enterprise value. In March 2010, the Company completed its annual impairment test and concluded there was no impairment of goodwill. The Company also considered potential impairment indicators at September 30, 2010 and noted no indicators of impairment.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets

Other assets primarily consist of software development costs, acquired and developed technology and customer relationships.

Software development costs are charged to research and development expense in the period incurred until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of each product. Capitalized software development costs are amortized over the remaining estimated economic life of the product. The establishment of technological feasibility and the ongoing assessment of recoverability of costs require considerable judgment by the Company with respect to certain internal and external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in hardware and software technology. The Company did not capitalize any software development costs in fiscal years 2010 and 2009. During fiscal year 2008, the Company capitalized $1.7 million of software development costs. Amortization expense related to capitalized software development was $421,000, $421,000, and $202,000 for fiscal years 2010, 2009, and 2008, respectively and has been recorded as additional cost of product revenues.

Acquired and developed technology and customer relationship assets are recorded at cost and amortized over their estimated useful lives of five years. The estimated useful life of these assets is assessed and evaluated for reasonableness periodically. Acquired technology of $15.0 million in fiscal 2007 and $8.0 million in fiscal 2006 was recorded in connection with the acquisitions of Acopia and Swan Labs, respectively. Amortization expense related to acquired technology, which is charged to cost of product revenues, totaled $4.6 million, $5.3 million and $6.1 million during the fiscal years 2010, 2009 and 2008, respectively.

Amortization expense of all other intangible assets, including customer relationships, patents and trademarks was approximately $1.0 million during each of the fiscal years 2010, 2009 and 2008.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated fair value. No impairment of long-lived assets was noted as of and for the year ended September 30, 2010.

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

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Whenever product, training services and post-contract customer support (“PCS”) elements are sold together, a portion of the sales price is allocated to each element based on their respective fair values as determined when the individual elements are sold separately. Where fair value of certain elements is not available, the Company recognizes revenue on the “residual method” based on the fair value of undelivered elements. Revenues from the sale of product are recognized when the product has been shipped and the customer is obligated to pay for the product. When rights of return are present and the Company cannot estimate returns, it recognizes revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes a limited period of telephone support updates, repair or replacement of any failed product or component that fails during the term of the agreement, bug fixes and rights to upgrades, when and if available. Consulting services are customarily billed at fixed hourly rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.

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

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of September 30, 2010, 2009 and 2008 were not considered material.

Research and Development

Research and development expenses consist of salaries and related benefits of product development personnel, prototype materials and expenses related to the development of new and improved products, and an allocation of facilities and depreciation expense. Research and development expenses are reflected in the statements of income as incurred.

Advertising

Advertising costs are expensed as incurred. The Company incurred $2.1 million, $1.3 million and $1.5 million in advertising costs during the fiscal years 2010, 2009 and 2008, respectively.

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

In fiscal year 2008, the Company began assessing whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefits to be recognized in the financial statements from such a position is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The new guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Foreign Currency

The functional currency for the Company’s foreign subsidiaries is the local currency in which the respective entity is located, with the exception of F5 Networks, Ltd., in the United Kingdom that uses the U.S. dollar as its functional currency. An entity’s functional currency is determined by the currency of the economic environment in which the majority of cash is generated and expended by the entity. The financial statements of all majority-owned subsidiaries and related entities, with a functional currency other than the U.S. dollar, have been translated into U.S. dollars. All assets and liabilities of the respective entities are

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

translated at year-end exchange rates and all revenues and expenses are translated at average rates during the respective period. Translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period of exchange. The net effect of foreign currency gains and losses was not significant during the fiscal years ended September 30, 2010, 2009 and 2008.

Segments

Management has determined that the Company was organized as, and operated in, one reportable operating segment for fiscal year 2010 and prior years: the development, marketing and sale of application delivery networking products that optimize the security, performance and availability of network applications, servers and storage systems.

Stock-Based Compensation

The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $70.8 million, $56.1 million and $60.6 million of stock-based compensation expense for the fiscal years ended September 30, 2010, 2009 and 2008, respectively. As of September 30, 2010, there was $98.4 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.

The Company issues incentive awards to its employees through stock-based compensation consisting of restricted stock units (“RSUs”). On August 2, 2010, the Company awarded approximately 910,000 RSUs to employees and executive officers pursuant to the Company’s annual equity and retention awards programs. The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. No stock options were granted in fiscal years 2010, 2009 and 2008. In determining the fair value of shares issued under the Employee Stock Purchase Plan (“ESPP”), the Company uses the Black-Scholes option pricing model that employs the following key assumptions.

	Employee Stock Purchase Plan
	Years Ended September 30,
	2010	2009	2008

Risk-free interest rate	0.25%	0.31%	1.73%
Expected dividend	—	—	—
Expected term	0.5 years	0.5 years	0.5 years
Expected volatility	41.04%	47.00%	65.91%

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Expected volatility is based on the annualized daily historical volatility of the Company’s stock price commensurate with the expected life of the ESPP option. Expected term of the ESPP option is based on an offering period of six months. The assumptions above are based on management’s best estimates at that time, which impact the fair value of the ESPP option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the ESPP option.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes compensation expense for only the portion of restricted stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The estimated forfeiture rate for grants awarded to the Company’s executive officers and Board of Directors was approximately 3% and the estimated forfeiture rate for grants awarded to all other employees was approximately 10% in fiscal 2010. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

In August 2010, the Company granted 181,334 and 83,000 RSUs to certain current executive officers as part of the annual equity and retention awards programs, respectively. Fifty percent of the aggregate number of RSUs granted as part of the annual equity awards program vest in equal quarterly increments over three years, until such portion of the grant is fully vested on August 1, 2013.

One-sixth of the annual equity awards RSU grant, or a portion thereof, is subject to the Company achieving specified quarterly revenue and EBITDA goals during the period beginning in the fourth quarter of fiscal year 2010 through the third quarter of fiscal year 2011. In each case, 50% of the quarterly performance stock grant is based on achieving at least 80% of the quarterly revenue goal and the other 50% is based on achieving at least 80% of the quarterly EBITDA goal. The quarterly performance stock grant is paid linearly above 80% of the targeted goals. At least 100% of both goals must be attained in order for the quarterly performance stock grant to be awarded over 100%. Each goal is evaluated individually and subject to the 80% achievement threshold and 100% over-achievement threshold. The remaining 33.33% of this annual equity awards RSU grant shall be subject to performance based vesting for each of the four quarter periods beginning with the third quarters of fiscal years 2011 and 2012 (16.66% in each period). The Compensation Committee of the Board of Directors will set applicable performance targets and vesting formulas for each of these periods. All RSUs granted as part of the retention awards program fully vest on August 1, 2013.

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

In August 2008, the Company granted 383,400 RSUs to certain current executive officers. Fifty percent of the aggregate number of RSUs granted at such time vest in equal quarterly increments over two years, until such portion of the grant was fully vested on August 1, 2010. Twenty-five percent of the RSU grant, or a portion thereof, was subject to the Company achieving specified percentage increases in total revenue during the period beginning in the fourth quarter of fiscal year 2008 through the third quarter of fiscal year 2009, relative to the same periods in fiscal years 2007 and 2008. Approximately half of this twenty-five percent was earned in fiscal year 2009. The remaining twenty-five percent was subject to the Company achieving specified quarterly revenue and EBITDA goals during the period beginning in the fourth quarter of fiscal year 2009

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through the third quarter of fiscal year 2010, as set by the Compensation Committee of the Company’s Board of Directors. This twenty-five percent was fully earned in fiscal year 2010.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended September 30,
	2010	2009	2008

Numerator
Net income	$151,153	$91,535	$74,331
Denominator
Weighted average shares outstanding — basic	79,609	78,842	82,290
Dilutive effect of common shares from stock options and restricted stock units	1,440	1,231	1,138

Weighted average shares outstanding — diluted	81,049	80,073	83,428

Basic net income per share	$1.90	$1.16	$0.90

Diluted net income per share	$1.86	$1.14	$0.89

An immaterial amount of common shares potentially issuable from stock options for the year ended September 30, 2010, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period. Approximately 0.4 million and 0.6 million of common shares potentially issuable from stock options for the years ended September 30, 2009 and 2008, respectively, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.

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

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted ASU 2009-13 and ASU 2009-14 in the first quarter of fiscal year 2011. The adoption of these statements did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2010, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets for	Other Observable	Significant	Fair Value at
	Identical Securities	Inputs	Unobservable Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2010

Cash equivalents	$26,987	$—	$—	$26,987
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	120,124	—	120,124
Available-for-sale securities — municipal bonds and notes	—	77,063	—	77,063
Available-for-sale securities — U.S. government securities	—	62,555	—	62,555
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	174,053	—	174,053
Available-for-sale securities — municipal bonds and notes	—	22,094	—	22,094
Available-for-sale securities — U.S. government securities	—	221,380	—	221,380
Available-for-sale securities — auction rate securities	—	—	16,043	16,043

Total	$26,987	$677,269	$16,043	$720,299

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2009, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets for	Other Observable	Significant	Fair Value at
	Identical Securities	Inputs	Unobservable Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2009

Cash equivalents	$19,789	$—	$—	$19,789
Short-term investments
Available-for-sale securities — certificates of deposit	—	3,122	—	3,122
Available-for-sale securities — corporate bonds and notes	—	34,524	—	34,524
Available-for-sale securities — municipal bonds and notes	—	107,345	—	107,345
Available-for-sale securities — U.S. government securities	—	36,741	—	36,741
Trading securities — auction rate securities	—	—	24,559	24,559
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	48,678	—	48,678
Available-for-sale securities — municipal bonds and notes	—	72,979	—	72,979
Available-for-sale securities — U.S. government securities	—	120,092	—	120,092
Available-for-sale securities — auction rate securities	—	—	15,545	15,545
Put option	—	—	1,491	1,491

Total	$19,789	$423,481	$41,595	$484,865

Due to the auction failures of the Company’s auction rate securities (“ARS”) that began in the second quarter of fiscal year 2008, there are still no quoted prices in active markets for similar assets as of September 30, 2010. Therefore, the Company has classified its ARS as level 3 financial assets. The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in thousands):

	2010	2009

Balance, beginning of period	$41,595	$47,522
Total losses realized or unrealized:
Included in earnings (other income, net)	1,491	1,091
Included in other comprehensive income	498	(1,309)
Recognition of put option to earnings	(1,491)	1,491
Settlements	(26,050)	(7,200)
Transfers into and/or out of level 3	—	—

Balance, end of period	$16,043	$41,595

Gains (losses) attributable to assets still held as of the end of the period	498	(1,309)

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain ARS for which there was a decrease in the observation of market pricing. At September 30, 2010, the values of these securities were estimated primarily using discounted cash flow analysis that incorporated transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at September 30, 2010.

The Company adopted the fair value hierarchy for financial assets and liabilities on October 1, 2008, the first day of fiscal year 2009. On October 1, 2009, the first day of fiscal year 2010, the Company applied the fair value hierarchy to all non-financial assets and liabilities. The adoption did not have a material effect on the consolidated financial statements. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the year ended September 30, 2010, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.

3.	Short-Term and Long-Term Investments

Short-term investments consist of the following (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2010
Corporate bonds and notes	$119,829	$318	$(23)	$120,124
Municipal bonds and notes	76,886	182	(5)	77,063
U.S. government securities	62,390	165	—	62,555

	$259,105	$665	$(28)	$259,742

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2009
Certificates of deposit	$3,120	$2	$—	$3,122
Corporate bonds and notes	34,325	201	(2)	34,524
Municipal bonds and notes	106,491	854	—	107,345
Auction rate securities	24,559	—	—	24,559
U.S. government securities	36,646	96	(1)	36,741

	$205,141	$1,153	$(3)	$206,291

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term investments consist of the following (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2010
Corporate bonds and notes	$172,493	$1,582	$(22)	$174,053
Municipal bonds and notes	22,045	67	(18)	22,094
Auction rate securities	19,000	—	(2,957)	16,043
U.S. government securities	221,262	200	(82)	221,380

	$434,800	$1,849	$(3,079)	$433,570

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2009
Corporate bonds and notes	$48,194	$508	$(24)	$48,678
Municipal bonds and notes	72,202	777	—	72,979
Auction rate securities	19,000	—	(3,455)	15,545
U.S. government securities	119,447	649	(4)	120,092

	$258,843	$1,934	$(3,483)	$257,294

The amortized cost and fair value of fixed maturities at September 30, 2010, by contractual years-to-maturity, are presented below (in thousands):

	Cost or
	Amortized
	Cost	Fair Value

One year or less	$259,105	$259,742
Over one year	434,800	433,570

	$693,905	$693,312

The cost or amortized cost values of the Company’s ARS include $19.0 million of available-for-sale securities as of September 30, 2010 and $19.0 million of available-for-sale securities and $24.6 million of trading investment securities as of September 30, 2009.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2010 (in thousands):

			12 Months or
	Less Than 12 Months		Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2010
Corporate bonds and notes	$51,981	$(45)	$—	$—	$51,981	$(45)
Municipal bonds and notes	9,691	(23)	—	—	9,691	(23)
Auction rate securities	—	—	16,043	(2,957)	16,043	(2,957)
U.S. government securities	96,927	(82)	—	—	96,927	(82)

Total	$158,599	$(150)	$16,043	$(2,957)	$174,642	$(3,107)

The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for fiscal year 2010 were primarily caused by reductions in the values of the ARS due to the illiquid markets and were partially offset by unrealized gains related to interest rate decreases.

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

Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS the Company held because sell orders exceeded buy orders. The funds associated with failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside the auction process or the security otherwise matures.

In October 2008, the Company entered into an agreement (“the Agreement”) with UBS whereby UBS would purchase eligible ARS it sold to the Company prior to February 13, 2008. Under the terms of the Agreement, and at the Company’s discretion, UBS will purchase eligible ARS from the Company at par value (“put option”) during the period of June 30, 2010 through July 2, 2012. As of September 30, 2010, UBS has purchased all of the eligible ARS the Company held for par value of $34.4 million.

4.	Business Combinations

The Company’s previous acquisitions were accounted for under the purchase method of accounting. The total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values was recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed was based on estimates and assumptions provided by management, and other information compiled by management, including independent valuations, prepared by valuation specialists that utilized established valuation techniques appropriate for the technology industry. Goodwill was not amortized but instead is tested for impairment at least annually.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Balance Sheet Details

Other Assets

Other assets consist of the following (in thousands):

	Years Ended
	September 30,
	2010	2009

Acquired and developed technology and software development cost	$6,374	$11,393
Deposits and other	9,377	8,775

	$15,751	$20,168

Amortization expense related to other assets was approximately $6.0 million, $6.7 million, and $7.3 million for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

Intangible assets consist of the following (in thousands):

	2010			2009
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Acquired and developed technology and software development cost	$33,474	$(27,100)	$6,374	$33,474	$(22,081)	$11,393
Customer relationships	2,699	(1,894)	805	2,699	(1,354)	1,345
Patents and trademarks	2,964	(1,832)	1,132	2,964	(1,459)	1,505
Trade names	200	(123)	77	200	(83)	117
Non-compete covenants	200	(200)	—	200	(139)	61

	$39,537	$(31,149)	$8,388	$39,537	$(25,116)	$14,421

Estimated amortization expense for intangible assets for the five succeeding fiscal years is as follows (in thousands):

2011	$4,188
2012	$3,613
2013	$118
2014	$51
2015	$51

$8,021

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	Years Ended
	September 30,
	2010	2009

Payroll and benefits	$40,904	$33,302
Sales and marketing	2,522	1,768
Restructuring	—	478
Income tax accruals	2,458	8,230
Other	15,884	9,454

	$61,768	$53,232

Other Long Term Liabilities

Other long term liabilities consist of the following (in thousands):

	Years Ended
	September 30,
	2010	2009

Income tax accrual	$7,029	$6,050
Deferred rent and other	9,124	8,323

	$16,153	$14,373

6.	Income Taxes

The United States and international components of income before income taxes are as follows (in thousands):

	Years Ended September 30,
	2010	2009	2008

United States	$225,698	$128,537	$109,344
International	11,929	3,111	8,920

	$237,627	$131,648	$118,264

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes (benefit) consists of the following (in thousands):

	Years Ended September 30,
	2010	2009	2008

Current
U.S. federal	$79,802	$41,948	$45,820
State	4,722	1,631	1,718
Foreign	3,230	1,790	2,489

Total	87,754	45,369	50,027
Deferred
U.S. federal	(2,049)	(3,317)	(5,783)
State	(1,091)	25	(331)
Foreign	1,860	(1,964)	20

Total	(1,280)	(5,256)	(6,094)

	$86,474	$40,113	$43,933

The effective tax rate differs from the U.S. federal statutory rate as follows (in thousands):

	Years Ended September 30,
	2010	2009	2008

Income tax provision at statutory rate	$83,170	$46,075	$41,393
State taxes, net of federal benefit	2,871	2,121	2,187
Impact of foreign income taxes	915	(1,262)	(696)
Research and development and other credits	(2,124)	(5,954)	(1,709)
Domestic manufacturing deduction	(3,766)	(3,346)	(2,326)
Impact of stock compensation	2,825	2,411	4,491
Other	2,583	68	593

	$86,474	$40,113	$43,933

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	Years Ended September 30,
	2010	2009

Deferred tax assets
Net operating loss carry-forwards	$5,672	$27,853
Allowance for doubtful accounts	1,644	1,581
Accrued compensation and benefits	4,003	3,399
Inventories and related reserves	2,063	1,871
Other accruals and reserves	30,336	22,469
Depreciation	5,239	3,169
Tax credit carry-forwards	4,065	4,296

	53,022	64,638
Deferred tax liabilities
Purchased intangibles and other	(6,391)	(7,610)

Net deferred tax assets	$46,631	$57,028

At September 30, 2010, the Company had U.S. net operating loss carry-forwards of approximately $16.1 million. All U.S. net operating loss carry-forwards relate to entities acquired by the Company and are limited in use by I.R.C. Sec. 382. At September 30, 2010, the Company had federal research and development credit carry-forwards of approximately $2.4 million which, if not utilized, will begin to expire in 2022. The aforementioned credit carry-forwards relate to entities acquired by the Company and are limited in use under I.R.C. Sec. 383. The Company also had state research and development and investment credit carry-forwards of approximately $2.9 million, some of which if not utilized, may begin to expire in fiscal year 2024. The deferred tax asset related to net operating loss carry-forwards at September 30, 2010 decreased significantly compared to September 30, 2009 as a result of the Company’s increased utilization of federal net operating losses for fiscal year 2010 and prior years.

United States income and foreign withholding taxes have not been provided on approximately $13.4 million of undistributed earnings from the Company’s international subsidiaries. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries because the Company currently does not expect to remit those earnings in the foreseeable future. Determination of the amount of unrecognized deferred tax liability related to undistributed earnings of foreign subsidiaries is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

The increase in effective tax rate in fiscal year 2010 over fiscal year 2009 was primarily due to the expiration of the federal research and development credit at December 31, 2009 and a favorable adjustment related to equity awards in a major foreign tax jurisdiction which was reflected in the effective tax rate for fiscal year 2009.

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

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal years 2010, 2009 and 2008:

	2010	2009	2008

Balance, beginning of period	$5,841	$4,075	$3,810
Gross increases related to prior period tax positions	442	642	—
Gross increases related to current period tax positions	432	1,124	265
Reductions due to lapses of statute of limitations	(147)	—	—

Balance, end of period	$6,568	$5,841	$4,075

The Company recognizes interest and, if applicable, penalties (not included in the “unrecognized tax benefits” table above) for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. In the years ended September 30, 2010, 2009 and 2008 the Company accrued approximately $390,000, $193,000 and $146,000, respectively, of interest expense related to its liability for unrecognized tax benefits. No penalties were recognized in fiscal years 2010, 2009 and 2008 or accrued for at September 30, 2010, 2009 and 2008.

All unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2006. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Australia and Germany. Periods open for review by local taxing authorities are fiscal years 2008, 2009, 2006 and 2005 for the United Kingdom, Japan, Australia and Germany, respectively. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years ended 2006 and 2007 tax returns filed in various states and the fiscal year ended 2007 federal income tax return.

7.	Shareholders’ Equity

Common Stock

Equity Incentive Plans

The majority of awards consist of restricted stock units and to a lesser degree, stock options. Employees vest in restricted stock units and stock options ratably over the corresponding service term, generally one to four years. The Company’s stock options expire 10 years from the date of grant. Restricted stock units are payable in shares of the Company’s common stock as the periodic vesting requirements are satisfied. The value of a restricted stock unit is based upon the fair market value of the Company’s common stock on the date of grant. The value of restricted stock units is determined using the intrinsic value method and is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. Alternatively, the Company used the Black-Scholes option pricing model to determine the fair value of its stock options. Compensation expense related to restricted stock units and stock options is recognized over the vesting period. The Company has adopted a number of stock-based compensation plans as discussed below.

1998 Equity Incentive Plan.  In November 1998, the Company adopted the 1998 Equity Incentive Plan, or the 1998 Plan, which provided for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses for employees and other service providers. The 1998 Plan expired on November 11, 2008 and no shares remain available for awards under the 1998 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 1998 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. During the fiscal years 2010 and 2009,

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company issued no stock options, stock purchase awards or stock bonuses under this plan. As of September 30, 2010, there were options to purchase 182,065 shares outstanding under the 1998 Plan.

1999 Employee Stock Purchase Plan.  In May 1999, the board of directors approved the adoption of the 1999 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan. A total of 6,000,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The Employee Stock Purchase Plan has been implemented in a series of offering periods, each 6 months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. As of September 30, 2010 there were 1,974,462 shares available for awards under the Employee Stock Purchase Plan.

2000 Equity Incentive Plan.  In July 2000, the Company adopted the 2000 Employee Equity Incentive Plan, or the 2000 Plan, which provides for discretionary grants of non-qualified stock options, stock purchase awards and stock bonuses for non-executive employees and other service providers. A total of 7,000,000 shares of common stock were reserved for issuance under the 2000 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 2000 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. As of September 30, 2010, there were options to purchase 214,442 shares outstanding and no shares available for awards under the 2000 Plan. The Company terminated the 2000 Plan effective November 1, 2008 and no additional shares may be issued from the 2000 Plan.

Acquisition Incentive Plans.  In connection with the Company’s acquisition of Acopia, the Company assumed the Acopia 2001 Stock Incentive Plan, or the Acopia Plan. Unvested options to acquire Acopia’s common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 2,230,703 shares of common stock were reserved for issuance under the Acopia Plan. The plan provides for discretionary grants of non-qualified and incentive stock options, restricted stock awards and other stock-based awards to persons who were employees, officers, directors, consultants or advisors to Acopia on or prior to September 12, 2007. During the fiscal year 2010, the Company issued no stock options or restricted stock units under the Acopia Plan. As of September 30, 2010, there were options to purchase 46,829 shares outstanding and no shares available for awards under the Acopia Plan. The Company terminated the Acopia Plan effective November 1, 2008 and no additional shares may be issued from the Acopia Plan.

2005 Equity Incentive Plan.  In December 2004, the Company adopted the 2005 Equity Incentive Plan, or the 2005 Plan, which provides for discretionary grants of non-statutory stock options and stock units for employees, including officers, and other service providers. A total of 12,400,000 shares of common stock have been reserved for issuance under the 2005 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 2005 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. During the fiscal year 2010, the Company issued no stock options and 994,439 restricted stock units under the 2005 Plan. As of September 30, 2010, there were options to purchase 30,000 shares outstanding and 4,289,200 shares available for new awards under the 2005 Plan.

A majority of the restricted stock units granted in fiscal years 2010, 2009 and 2008 vest quarterly over a two-year period. The restricted stock units were granted during fiscal years 2010, 2009 and 2008 with a per-share weighted average fair value of $86.32, $36.31 and $30.47, respectively. The fair value of restricted stock vested during fiscal years 2010, 2009 and 2008 was $116.4 million, $41.0 million and $36.5 million, respectively.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock unit activity under the 2005 Plan is as follows:

		Weighted
		Average
	Outstanding	Grant Date
	Stock Units	Fair Value

Balance, September 30, 2009	2,806,259	$35.51
Units granted	994,439	86.32
Units vested	(1,725,354)	33.55
Units cancelled	(90,019)	38.54

Balance, September 30, 2010	1,985,325	$62.52

A summary of stock option activity under all of the Company’s plans is as follows:

	Options Outstanding
		Weighted
		Average
	Number of	Exercise Price
	Shares	per Share

Balance, September 30, 2009	1,418,991	$17.99
Options exercised	(911,014)	19.34
Options cancelled	(24,937)	55.61

Balance, September 30, 2010	483,040	$13.51

No stock options were granted in fiscal years 2010, 2009 and 2008.

The total intrinsic value of options exercised during fiscal 2010, 2009 and 2008 was $36.6 million, $8.4 million and $10.2 million, respectively.

		Weighted	Weighted
		Average	Average
		Remaining	Exercise	Aggregate
	Number of	Contractual	Price	Intrinsic
	Shares	Life (in Years)	per Share	Value(1)
	(In thousands)

Stock options outstanding	483,040	3.30	$13.51	$43,616

Exercisable	470,690	3.21	$12.97	$42,755

Vested and expected to vest	482,832	3.30	$13.51	$43,602

(1)	Aggregate intrinsic value represents the difference between the fair value of the Company’s common stock underlying these options at September 30, 2010 and the related exercise prices.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2010, equity based awards (including stock options and restricted stock units) are available for future issuance as follows:

Awards
Available for
Grant

Balance, September 30, 2009	5,193,620
Granted	(994,439)
Cancelled	138,144
Additional shares reserved (terminated), net	(48,125)

Balance, September 30, 2010	4,289,200

8.	Commitments and Contingencies

Operating Leases

The majority of the Company’s operating lease payments relate to the Company’s three building corporate headquarters in Seattle, Washington. The lease for all three buildings was amended and restated in April of 2010. This lease will now expire in 2022 with an option for renewal. One of the buildings has been partially subleased through 2012. The Company also leases additional office space for product development and sales and support personnel in the United States and internationally.

In October 2006, the Company entered into an agreement to lease a total of approximately 137,000 square feet of office space in a building known as 333 Elliott West, which is adjacent to the three buildings that serve as the Company’s corporate headquarters. The lease expires in 2018. During 2008, the Company entered into two separate sublease agreements to sublease approximately 112,500 square feet of building 333 Elliott West. One sublease will expire in 2013. In March 2010, the Company amended the second sublease, which expanded the subleased space by approximately 11,700 square feet and extended the term of the sublease to 2018.

Future minimum operating lease payments, net of sublease income, are as follows (in thousands):

	Gross Lease	Sublease	Net Lease
	Payments	Income	Payments

2011	16,661	7,161	9,500
2012	16,423	6,824	9,599
2013	15,439	3,274	12,165
2014	15,027	339	14,688
2015	14,409	85	14,324
Thereafter	73,780	—	73,780

	$151,739	$17,683	$134,056

Rent expense under non-cancelable operating leases amounted to approximately $17.5 million, $15.6 million, and $15.8 million for the fiscal years ended September 30, 2010, 2009, and 2008, respectively.

Purchase Obligations

Purchase obligations are comprised of purchase commitments with the Company’s contract manufacturers. The agreement with the Company’s primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on the Company’s production forecast. The Company is obligated to purchase component inventory that the contract manufacturer procures in accordance with the forecast, unless

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cancellation is given within applicable lead times. As of September 30, 2010, the Company’s purchase obligations were $14.3 million.

Litigation

Derivative Suits.  Beginning on or about May 24, 2006, several derivative actions were filed against certain of the Company’s current and former directors and officers. These derivative lawsuits were filed in: (1) the Superior Court of King County, Washington, as In re F5 Networks, Inc. State Court Derivative Litigation (Case No. 06-2-17195-1 SEA), which consolidates Adams v. Amdahl, et al. (Case No. 06-2-17195-1 SEA), Wright v. Amdahl, et al. (Case No. 06-2-19159-5 SEA), and Sommer v. McAdam, et al. (Case No. 06-2-26248-4 SEA) (the “State Court Derivative Litigation”); and (2) in the U.S. District Court for the Western District of Washington, as In re F5 Networks, Inc. Derivative Litigation, Master File No. C06-0794RSL, which consolidates Hutton v. McAdam, et al. (Case No. 06-794RSL), Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust v. McAdam et al. (Case No. C06-1057RSL), and Easton v. McAdam et al. (Case No. C06-1145RSL) (the “Federal Court Derivative Litigation”). On August 2, 2007, another derivative lawsuit, Barone v. McAdam et al. (Case No. C07-1200P) was filed in the U.S. District Court for the Western District of Washington. The Barone lawsuit was designated a related case to the Federal Court Derivative Litigation on September 4, 2007. The complaints generally allege that certain of the Company’s current and former directors and officers, including, in general, each of the Company’s current outside directors (other than Deborah L. Bevier, Scott Thompson, and John Chapple who joined the Board of Directors in July 2006, January 2008, and September 2010, respectively) breached their fiduciary duties to the Company by engaging in alleged wrongful conduct concerning the manipulation of certain stock option grant dates.

On September 24, 2010, the Company entered into a Stipulation of Settlement (the “Stipulation”) in connection with the Federal Court Derivative Litigation. On October 21, 2010, the United States District Court for the Western District of Washington issued an order granting preliminary approval of the settlement resolving the claims asserted by the plaintiffs against the individual defendants. A hearing to determine whether the Court should issue an order finally approving the proposed settlement has been scheduled for January 6, 2011. Effectiveness of the settlement of the Federal Court Derivative Litigation is conditioned on dismissal of the State Court Derivative Litigation. A copy of the Stipulation may be found under the “About F5-Investor Relations-Corporate Governance” section of the Company’s website, www.f5.com.

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

In January 2009, the Company initiated a restructuring plan to reduce its operating expenses which included the consolidation of facilities, accelerated depreciation on tenant improvements and a reduction in workforce. These initiatives are intended to conserve or generate cash in response to the uncertainties

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with the recent deterioration in the global economy. As a result of these initiatives, the Company recorded a restructuring charge of $4.3 million in the second quarter of fiscal 2009. All accrued restructuring costs had been incurred as of September 30, 2010.

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

The Company has a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their compensation. The Company may, at its discretion, match a portion of the employees’ eligible contributions. Contributions by the Company to the plan during the years ended September 30, 2010, 2009, and 2008 were approximately $3.8 million, $3.3 million and $3.5 million, respectively. Contributions made by the Company vest over four years.

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

The following presents revenues by geographic region (in thousands):

	Years Ended September 30,
	2010	2009	2008

Americas	$517,269	$361,230	$373,906
EMEA	201,259	150,776	138,810
Japan	59,151	56,792	58,736
Asia Pacific	104,293	84,281	78,721

	$881,972	$653,079	$650,173

Net revenues from international customers are primarily denominated in U.S. dollars and totaled $364.7 million, $291.8 million, and $276.3 million for the years ended September 30, 2010, 2009 and 2008, respectively. One worldwide distributor accounted for 14.5%, 15.4% and 14.0% of total net revenue for the fiscal years 2010, 2009 and 2008, respectively. Another worldwide distributor accounted for 10.2% of total net revenue for fiscal year 2010. Another worldwide distributor accounted for 10.5% of total net revenue for fiscal year 2008.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Quarterly Results of Operations

The following presents the Company’s unaudited quarterly results of operations for the eight quarters ended September 30, 2010. The information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. This unaudited information has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that were considered necessary for a fair statement of the Company’s operating results for the quarters presented.

	Three Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2010	2010	2010	2009	2009	2009	2009	2008
	(Unaudited and in thousands)

Net revenues
Products	$164,972	$147,393	$129,559	$119,218	$108,880	$95,619	$94,135	$107,895
Services	89,302	83,081	76,509	71,938	66,250	62,612	60,014	57,674

Total	254,274	230,474	206,068	191,156	175,130	158,231	154,149	165,569

Cost of net revenues
Products	31,045	29,328	27,419	26,042	24,294	21,955	25,037	23,923
Services	15,783	15,251	13,997	13,087	12,162	11,710	11,545	12,100

Total	46,828	44,579	41,416	39,129	36,456	33,665	36,582	36,023

Gross profit	207,446	185,895	164,652	152,027	138,674	124,566	117,567	129,546

Operating expenses
Sales and marketing	80,696	77,219	69,644	65,642	58,395	55,427	51,933	59,438
Research and development	31,571	30,889	29,134	26,720	25,515	25,070	25,977	27,102
General and administrative	18,876	17,658	16,016	15,953	14,619	12,764	12,055	15,805
Restructuring charges	—	—	—	—	—	—	4,329	—

Total operating expenses	131,143	125,766	114,794	108,315	98,529	93,261	94,294	102,345

Income from operations	76,303	60,129	49,858	43,712	40,145	31,305	23,273	27,201
Other income, net	68	3,561	2,291	1,705	1,682	3,027	2,136	2,879

Income before income taxes	76,371	63,690	52,149	45,417	41,827	34,332	25,409	30,080

Provision (benefit) for income taxes	28,136	23,195	19,005	16,138	13,477	11,556	6,423	8,657

Net income	$48,235	$40,495	$33,144	$29,279	$28,350	$22,776	$18,986	$21,423

Net income per share — basic	$0.60	$0.51	$0.42	$0.37	$0.36	$0.29	$0.24	$0.27

Weighted average shares — basic	80,268	79,864	79,394	78,906	78,499	78,603	78,925	79,337

Net income per share — diluted	$0.59	$0.50	$0.41	$0.36	$0.36	$0.29	$0.24	$0.27

Weighted average shares — diluted	81,253	81,031	80,737	80,333	79,613	79,612	79,570	80,003

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010 and, based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the results of this assessment and on those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2010.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued its attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information required by this item regarding the Company’s directors and executive officers is incorporated herein by reference to the sections entitled “Board of Directors — Nominees and Continuing Directors,” “Corporate Governance — Committees of the Board — Audit Committee” and “— Code of Ethics for Senior Financial Officers” and “— Director Nomination,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement that will be furnished to the SEC no later than January 28, 2011 (the “Proxy Statement”). Additional information regarding the Company’s directors and executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Directors and Executive Officers of the Registrant.”

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

(a) Documents filed as part of this report are as follows:

1. Consolidated Financial Statements:

Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements.

2. Financial Statement Schedule:

Financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or the notes hereto.

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

Dated: November 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ JOHN MCADAM John McAdam	Chief Executive Officer, President, and Director (principal executive officer)	November 23, 2010

By:	/s/ JOHN RODRIGUEZ John Rodriguez	Senior Vice President, Chief Accounting Officer (principal financial officer and principal accounting officer)	November 23, 2010

By:	/s/ A. GARY AMES A. Gary Ames	Director	November 23, 2010

By:	/s/ DEBORAH L. BEVIER Deborah L. Bevier	Director	November 23, 2010

By:	/s/ JOHN CHAPPLE John Chapple	Director	November 23, 2010

By:	/s/ KARL D. GUELICH Karl D. Guelich	Director	November 23, 2010

By:	/s/ ALAN J. HIGGINSON Alan J. Higginson	Director	November 23, 2010

By:	/s/ SCOTT THOMPSON Scott Thompson	Director	November 23, 2010

EXHIBIT INDEX

Exhibit
Number			Exhibit Description

2.1		—	Agreement and Plan of Merger dated as of May 31, 2004, by and among the Registrant, Fire5, Inc., a wholly owned subsidiary of the Registrant, MagniFire Websystems, Inc., and Lucent Venture Partners III LLC(1)
2.2		—	Agreement and Plan of Merger, dated September 6, 2005, among the Registrant, Sparrow Acquisition Corp., Swan Labs Corporation and the other parties referred to therein.(2)
2.3		—	Agreement and Plan of Merger, dated August 6, 2007, among the Registrant, Checkmate Acquisition Corp., Acopia Networks, Inc. and Charles River Ventures, LLC.(18)
3.1		—	Second Amended and Restated Articles of Incorporation of the Registrant(3)
3.2		—	Amended and Restated Bylaws of the Registrant(3)
3.3		—	Second Amended and Restated Bylaws of F5 Networks, Inc.(22)
3.4		—	Third Amended and Restated Bylaws of F5 Networks, Inc.(23)
4.1		—	Specimen Common Stock Certificate(3)
10.1		—	Amended and Restated Office Lease Agreement dated April 3, 2000, between the Registrant and 401 Elliott West LLC(4)
10.2		—	Sublease Agreement dated March 30, 2001 between the Registrant and Cell Therapeutics, Inc.(5)
10.3		—	uRoam Acquisition Equity Incentive Plan(6) §
10.4		—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(3) §
10.5		—	1998 Equity Incentive Plan, as amended(7) §
10.6		—	Form of Option Agreement under the 1998 Equity Incentive Plan(3) §
10.7		—	Amended and Restated Directors’ Nonqualified Stock Option Plan(3) §
10.8		—	Form of Option Agreement under the Amended and Restated Directors’ Nonqualified Stock Option Plan(3) §
10.9		—	Amended and Restated 1996 Stock Option Plan(3) §
10.10		—	Form of Option Agreement under the Amended and Restated 1996 Stock Option Plan(3) §
10.11		—	1999 Non-Employee Directors’ Stock Option Plan(3) §
10.12		—	Form of Option Agreement under 1999 Non-Employee Directors’ Stock Option Plan(3) §
10.13		—	NonQualified Stock Option Agreement between John McAdam and the Registrant dated July 24, 2000(8) §
10.14		—	2000 Employee Equity Incentive Plan(9) §
10.15		—	Form of Option Agreement under the 2000 Equity Incentive Plan(10) §
10.16		—	NonQualified Stock Option Agreement between M. Thomas Hull and the Registrant dated October 20, 2003(11) §
10	.17*	—	1999 Employee Stock Purchase Plan, as amended September 2010 §
10.18		—	MagniFire Acquisition Equity Incentive Plan(13) §
10.19		—	NonQualified Stock Option Agreement between Karl Triebes and the Registrant dated August 16, 2004(13)
10.20		—	Incentive Compensation Plan for Executive Officers(13) §
10.21		—	2005 Equity Incentive Plan(14) §
10.22		—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan (with acceleration upon change of control)(15) §
10.23		—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan (no acceleration upon change of control)(15) §
10.24		—	Amendment to F5 Networks, Inc. 2005 Equity Incentive Plan Award Agreement, dated March 8, 2006, between the Registrant and John Rodriquez(16) §

Exhibit
Number			Exhibit Description

10.25		—	Amendment to F5 Networks, Inc. 2005 Equity Incentive Plan Award Agreement, dated March 8, 2006, between the Registrant and Andy Reinland(16) §
10.27		—	Office Lease Agreement with Selig Real Estate Holdings IIX, L.L.C. dated October 31, 2006(17)
10.28		—	First Amendment to Sublease Agreement dated April 13, 2001 between the Registrant and Cell Therapeutics, Inc.(19)
10.29		—	Second Amendment to Sublease Agreement dated March 6, 2002 between the Registrant and Cell Therapeutics, Inc.(19)
10.30		—	Third Amendment to Sublease Agreement dated as of December 22, 2005 between the Registrant and Cell Therapeutics, Inc.(19)
10.31		—	Assumed Acopia Networks, Inc. 2001 Stock Incentive Plan(20) §
10.32		—	Acopia Acquisition Equity Incentive Plan(20) §
10.33		—	Form of Restricted Stock Unit Agreement under the Acopia Acquisition Equity Incentive Plan (with acceleration upon change of control)(21) §
10.34		—	Form of Restricted Stock Unit Agreement under the Acopia Acquisition Equity Incentive Plan (no acceleration upon change of control)(21) §
10.35		—	Form of Change of Control Agreement between F5 Networks, Inc. and each of John McAdam, John Rodriguez, Karl Triebes, Edward J. Eames, Dan Matte and certain other executive officers(24)
10.36		—	2005 Equity Incentive Plan, as amended January 2009(25)
10.37		—	Form of Restricted Stock Unit Agreement under the 2005 Equity Incentive Plan as amended (with acceleration upon change of control) as revised July 2009(26)
21	.1*	—	Subsidiaries of the Registrant
23	.1*	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31	.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS**	—	XBRL Instance Document
101	.SCH**	—	XBRL Taxonomy Extension Schema Document
101	.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

§	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Current Report on Form 8-K dated May 31, 2004 and filed with the SEC on June 2, 2004.

(2)	Incorporated by reference from Current Report on Form 8-K dated October 4, 2005 and filed with the SEC on October 5, 2005.

(3)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(6)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-109895.

(7)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-104169.

(8)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2000.

(9)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-51878.

(10)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2001.

(11)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-112022.

(13)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2004.

(14)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(15)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(16)	Incorporated by reference from Current Report on Form 8-K dated March 8, 2006 and filed with the SEC on March 10, 2006.

(17)	Incorporated by reference from Current Report on Form 8-K dated October 31, 2006 and filed with the SEC on November 3, 2006.

(18)	Incorporated by reference from Current Report on Form 8-K dated August 6, 2007 and filed with the SEC on August 8, 2007.

(19)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2006.

(20)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-146195.

(21)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2007.

(22)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2008.

(23)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

(24)	Incorporated by reference from Current Report on Form 8-K dated April 29, 2009 and filed with the SEC on May 4, 2009.

(25)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

(26)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.