Form 10-Q
period 2010-12-31
F5 NETWORKS INC
filed 2011-02-07
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission File Number 000-26041
F5 NETWORKS, INC.
(Exact name of registrant as specified in its charter)

WASHINGTON
(State or other jurisdiction of	91-1714307
incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of February 2, 2011 was 80,747,473.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31,	September 30,
	2010	2010
ASSETS
Current assets
Cash and cash equivalents	$168,133	$168,754
Short-term investments	317,439	259,742
Accounts receivable, net of allowances of $3,444 and $4,319	141,986	112,132
Inventories	18,184	18,815
Deferred tax assets	8,657	8,767
Other current assets	30,140	37,745

Total current assets	684,539	605,955

Property and equipment, net	35,520	34,157
Long-term investments	466,702	433,570
Deferred tax assets	39,327	37,864
Goodwill	234,700	234,700
Other assets, net	15,049	15,946

Total assets	$1,475,837	$1,362,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$31,254	$21,180
Accrued liabilities	64,096	61,768
Deferred revenue	232,516	204,137

Total current liabilities	327,866	287,085

Other long-term liabilities	17,601	16,153
Deferred revenue, long-term	55,271	55,256

Total long-term liabilities	72,872	71,409

Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 80,732 and 80,355 shares issued and outstanding	534,194	517,215
Accumulated other comprehensive loss	(4,482)	(3,241)
Retained earnings	545,387	489,724

Total shareholders’ equity	1,075,099	1,003,698

Total liabilities and shareholders’ equity	$1,475,837	$1,362,192

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended
	December 31,
	2010	2009
Net revenues
Products	$171,492	$119,218
Services	97,442	71,938

Total	268,934	191,156

Cost of net revenues
Products	31,614	26,042
Services	17,349	13,087

Total	48,963	39,129

Gross profit	219,971	152,027

Operating expenses
Sales and marketing	86,825	65,642
Research and development	32,606	26,720
General and administrative	20,684	15,953

Total	140,115	108,315

Income from operations	79,856	43,712
Other income, net	2,545	1,705

Income before income taxes	82,401	45,417
Provision for income taxes	26,738	16,138

Net income	$55,663	$29,279

Net income per share — basic	$0.69	$0.37

Weighted average shares — basic	80,644	78,906

Net income per share — diluted	$0.68	$0.36

Weighted average shares — diluted	81,648	80,333

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	Three months ended December 31, 2010
			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Income/(Loss)	Earnings	Equity
Balance, September 30, 2010	80,355	$517,215	$(3,241)	$489,724	$1,003,698
Exercise of employee stock options	89	1,433	—	—	1,433
Issuance of stock under employee stock purchase plan	123	7,418	—	—	7,418
Issuance of restricted stock	363	—	—	—	—
Repurchase of common stock	(198)	(24,998)	—	—	(24,998)
Tax benefit from employee stock transactions	—	10,186	—	—	10,186
Stock-based compensation	—	22,940	—	—	22,940
Comprehensive income:
Net income	—	—	—	55,663	—
Foreign currency translation adjustment	—	—	(587)	—	—
Unrealized loss on securities, net of tax	—	—	(654)	—	—
Comprehensive income	—	—	—	—	54,422

Balance, December 31, 2010	80,732	$534,194	$(4,482)	$545,387	$1,075,099

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended
	December 31,
	2010	2009
Operating activities
Net income	$55,663	$29,279
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on disposition of assets and investments	(212)	1
Stock-based compensation	22,940	17,064
Provisions for doubtful accounts and sales returns	228	949
Depreciation and amortization	5,250	5,994
Deferred income taxes	(888)	6,533
Loss on auction rate securities put option	—	519
Gain on trading auction rate securities	—	(519)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(30,082)	(2,633)
Inventories	632	(1,000)
Other current assets	7,771	(1,323)
Other assets	(213)	(2,298)
Accounts payable and accrued liabilities	13,657	(6,871)
Deferred revenue	28,393	28,297

Net cash provided by operating activities	103,139	73,992

Investing activities
Purchases of investments	(251,499)	(119,672)
Sales and maturities of investments	159,850	82,323
Investment of restricted cash	(39)	(1)
Purchases of property and equipment	(5,491)	(3,648)

Net cash used in investing activities	(97,179)	(40,998)

Financing activities
Excess tax benefits from stock-based compensation	10,130	4,685
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	8,842	13,727
Repurchase of common stock	(24,998)	(15,000)

Net cash (used in) provided by financing activities	(6,026)	3,412

Net (decrease) increase in cash and cash equivalents	(66)	36,406
Effect of exchange rate changes on cash and cash equivalents	(555)	42
Cash and cash equivalents, beginning of period	168,754	110,837

Cash and cash equivalents, end of period	$168,133	$147,285

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
Basis of Presentation
     The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
     Certain reclassifications have been made to the prior year’s financial statements to conform to the fiscal year 2011 presentation. Such reclassifications did not affect total revenues, operating income or net income.
Revenue Recognition
     The Company sells products through distributors, resellers, and directly to end users. Revenue is recognized provided that all of the following criteria have been met:
     Persuasive evidence of an arrangement exists. Evidence of an arrangement generally consists of a purchase order issued pursuant to the terms and conditions of a distributor, reseller or end user agreement.
     Delivery has occurred. The Company uses shipping or related documents, or written evidence of customer acceptance, when applicable, to verify delivery or completion of any performance terms.
     The sales price is fixed or determinable. The Company assesses whether the sales price is fixed or determinable based on payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.
     Collectability is reasonable assured. The Company assesses collectability primarily based on the creditworthiness of the customer as determined by credit checks and related analysis, as well as the Customer’s payment history.
     In certain regions where the Company does not have the ability to reasonably estimate returns, the Company defers revenue on sales to its distributors until they have received information from the channel partner indicating that the product has been sold to the end-user customer. Payment terms to domestic customers are generally net 30 days to net 45 days. Payment terms to international customers range from net 30 days to net 120 days based on normal and customary trade practices in the individual markets. The Company offers extended payment terms to certain customers, in which case, revenue is recognized when payments are due.

     Whenever product, training services and post-contract customer support (“PCS”) elements are sold together, a portion of the sales price is allocated to each element based on their respective fair values as determined when the individual elements are sold separately. Revenue from the sale of products is recognized when the product has been shipped and the customer is obligated to pay for the product. When rights of return are present and the Company cannot estimate returns, it recognizes revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes a limited period of telephone support updates, repair or replacement of any failed product or component that fails during the term of the agreement, bug fixes and rights to upgrades, when and if available. Consulting services are customarily billed at fixed hourly rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.
     In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove from the scope of industry-specific software revenue recognition guidance any tangible products containing software components and non-software components that operate together to deliver the products essential functionality. In addition, the FASB amended the accounting standards for certain multiple element revenue arrangements to:
•	Provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated, and how the arrangement consideration should be allocated to the separate elements;
•	Require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, where the selling price for an element is based on vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price (“BESP”), if neither VSOE or TPE is available; and
•	Eliminate the use of the residual method and require an entity to allocate arrangement consideration using the selling price hierarchy.
     The Company adopted this guidance in the first quarter of fiscal year 2011 on a prospective basis for applicable arrangements originating or materially modified after October 1, 2010. The impact of this adoption was not material to the company’s financial position and results of operations for the three months ended December 31, 2010.
     The majority of the Company’s products are hardware appliances which contain software essential to the overall functionality of the products. Accordingly, the Company no longer recognizes revenue on sales of these products in accordance with the industry-specific software revenue recognition guidance.
     For all transactions entered into prior to the first quarter of fiscal year 2011 and for sales of nonessential and stand-alone software after October 1, 2010, the Company allocates revenue for arrangements with multiple elements based on the software revenue recognition guidance. Software revenue recognition guidance requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on VSOE. Where fair value of certain elements is not available, revenue is recognized on the “residual method” based on the fair value of undelivered elements. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized at the earlier of the delivery of those elements or the establishment of fair value of the remaining undelivered elements.
     For transactions entered into subsequent to the adoption of the amended revenue recognition standards that are multiple-element arrangements, the arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy in the amended revenue recognition guidance.
     Consistent with the methodology used under the previous accounting guidance, the Company establishes VSOE for its products, training services, PCS and consulting services based on the sales price charged for each element when sold separately. The sales price is discounted from the applicable list price based on various factors including the type of customer, volume of sales, geographic region and program level. The Company’s list prices are generally not fair value as discounts may be given based on the factors enumerated above. The Company believes that the fair value of its consulting services is represented by the billable consulting rate per hour, based on the rates they charge customers when they purchase standalone consulting services. The price of consulting services is not based on the type of customer, volume of sales, geographic region or program level.

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
     The Company is typically not able to determine TPE for its products or services. TPE is determined based on competitor prices for similar elements when sold separately. Generally, the Company’s go-to-market strategy differs from that of other competitive products or services in its markets and the Company’s offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine the selling prices on a stand-alone basis of similar products offered by its competitors.
     When the Company is unable to establish selling price of its non-software elements using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels.
     The Company has established and regularly validates the VSOE of fair value and BESP for elements in its multiple element arrangements. The Company accounts for taxes collected from customers and remitted to governmental authorities on a net basis and excluded from revenues.
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
     The Company performs its annual goodwill impairment test during the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. For its annual goodwill impairment analysis, the Company operates under one reporting unit. The Company determined the fair value of its reporting unit based on the Company’s enterprise value. In March 2010, the Company completed its annual impairment test and concluded there was no impairment of goodwill. The Company also considered potential impairment indicators at December 31, 2010 and noted no indicators of impairment.
Stock-Based Compensation
     The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $22.9 million and $17.1 million of stock-based compensation expense for the three months ended December 31, 2010 and 2009, respectively. As of December 31, 2010, there was $89.1 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
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
     The Company recognizes compensation expense for only the portion of restricted stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The Company’s estimated forfeiture rate in the first quarter of fiscal year 2011 is 2.4% for grants awarded to the Company’s executive officers and Board of Directors, and 9.4% for grants awarded to all other employees. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
     In August 2010, the Company granted 181,334 and 83,000 RSUs to certain current executive officers as part of the annual equity and retention awards programs, respectively. Fifty percent of the aggregate number of RSUs granted as part of the annual equity awards program vest in equal quarterly increments over three years, until such portion of the grant is fully vested on August 1, 2013.
     One-sixth of the annual equity awards RSU grant, or a portion thereof, is subject to the Company achieving specified quarterly revenue and EBITDA goals during the period beginning in the fourth quarter of fiscal year 2010 through the third quarter of fiscal year 2011. In each case, 50% of the quarterly performance stock grant is based on achieving at least 80% of the quarterly revenue goal and the other 50% is based on achieving at least 80% of the quarterly EBITDA goal. The quarterly performance stock grant is paid linearly above 80% of the targeted goals. At least 100% of both goals must be attained in order for the quarterly performance stock grant to be awarded over 100%. Each goal is evaluated individually and subject to the 80% achievement threshold and 100% over-achievement threshold. The remaining 33.33% of this annual equity awards RSU grant shall be subject to performance based vesting for each of the four quarter periods beginning with the fourth quarters of fiscal years 2011 and 2012 (16.66% in each period). The Compensation Committee of the Board of Directors will set applicable performance targets and vesting formulas for each of these periods. All RSUs granted as part of the retention awards program fully vest on August 1, 2013.
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
Common Stock Repurchase
     On October 22, 2008, the Company announced that its Board of Directors approved a program to repurchase up to an additional $200 million of the Company’s outstanding common stock. On October 26, 2010, the Company announced that its Board of Directors approved a new program to repurchase up to an additional $200 million of the Company’s outstanding common stock. As of February 2, 2011, the Company had $204.4 million remaining to purchase shares as part of its repurchase programs. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of February 2, 2011, the Company had repurchased and retired 4,804,906 shares at an average price of $40.65 per share under the programs.

Earnings Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended
	December 31,
	2010	2009
Numerator
Net income	$55,663	$29,279

Denominator
Weighted average shares outstanding — basic	80,644	78,906
Dilutive effect of common shares from stock options and restricted stock units	1,004	1,427

Weighted average shares outstanding — diluted	81,648	80,333

Basic net income per share	$0.69	$0.37

Diluted net income per share	$0.68	$0.36

     An immaterial amount of common shares potentially issuable from stock options for the three months ended December 31, 2010 and 2009, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.
Comprehensive Income
     Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains (losses) on securities and foreign currency translation adjustments are included in accumulated other comprehensive loss. Comprehensive income and its components were as follows (in thousands):

	Three months ended
	December 31,
	2010	2009
Net Income	$55,663	$29,279
Unrealized loss on securities, net of tax	(654)	(501)
Foreign currency translation adjustment	(587)	(11)

Total comprehensive income	$54,422	$28,767

Recent Accounting Pronouncements
     In December 2007, the FASB issued ASC 810-10, Consolidation — Overall (“ASC 810-10”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company considered ASC 810-10 and concluded that it had no impact on the Company’s consolidated financial position, results of operations or cash flows.
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
     Level 1 investments are valued based on quoted market prices in active markets and include the Company’s cash equivalent investments. Level 2 investments, which include investments that are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include the Company’s corporate bonds and notes, municipal bonds and notes and U.S. government securities. Fair values for the Company’s level 2 investments are based on similar assets without applying significant judgments. In addition, all of the Company’s level 2 investments have a sufficient level of trading volume to demonstrate that the fair values used are appropriate for these investments.
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
     The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at December 31, 2010, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable	Fair Value at
	Identical Securities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2010
Cash equivalents	$6,489	$—	$—	$6,489
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	137,604	—	137,604
Available-for-sale securities — municipal bonds and notes	—	72,211	—	72,211
Available-for-sale securities — U.S. government securities	—	107,624	—	107,624
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	131,749	—	131,749
Available-for-sale securities — municipal bonds and notes	—	3,634	—	3,634
Available-for-sale securities — U.S. government securities	—	315,059	—	315,059
Available-for-sale securities — auction rate securities	—	—	16,260	16,260

Total	$6,489	$767,881	$16,260	$790,630

     The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2010, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable	Fair Value at
	Identical Securities	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2010
Cash equivalents	$26,987	$—	$—	$26,987
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	120,124	—	120,124
Available-for-sale securities — municipal bonds and notes	—	77,063	—	77,063

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable	Fair Value at
	Identical Securities	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2010
Available-for-sale securities — U.S. government securities	—	62,555	—	62,555
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	174,053	—	174,053
Available-for-sale securities — municipal bonds and notes	—	22,094	—	22,094
Available-for-sale securities — U.S. government securities	—	221,380	—	221,380
Available-for-sale securities — auction rate securities	—	—	16,043	16,043

Total	$26,987	$677,269	$16,043	$720,299

     Due to the auction failures of the Company’s auction rate securities (“ARS”) that began in the second quarter of fiscal year 2008, there are still no quoted prices in active markets for similar assets as of December 31, 2010. Therefore, the Company has classified its ARS as level 3 financial assets. The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended	Three Months Ended
	December 31, 2010	December 31, 2009
Balance, beginning of period	$16,043	$41,595
Total losses realized or unrealized:
Included in earnings (other income, net)	—	(519)
Included in other comprehensive income	217	298
Recognition of put option to earnings	—	519
Settlements	—	—
Transfers into and/or out of level 3	—	—

Balance, end of period	$16,260	$41,893

Gains attributable to assets still held as of December 31, 2010	217	298
     Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain ARS for which there was a decrease in the observation of market pricing. At December 31, 2010, the values of these securities were estimated primarily using discounted cash flow analysis that incorporated transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at December 31, 2010.
     The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three months ended December 31, 2010, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.
3. Short-Term and Long-Term Investments
     Short-term investments consist of the following (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2010
Corporate bonds and notes	$137,310	$318	$(24)	$137,604
Municipal bonds and notes	72,109	107	(5)	72,211
U.S. government securities	107,534	121	(31)	107,624

	$316,953	$546	$(60)	$317,439

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2010
Corporate bonds and notes	$119,829	$318	$(23)	$120,124
Municipal bonds and notes	76,886	182	(5)	77,063
U.S. government securities	62,390	165	—	62,555

	$259,105	$665	$(28)	$259,742

     Long-term investments consist of the following (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2010
Corporate bonds and notes	$130,883	$959	$(93)	$131,749
Municipal bonds and notes	3,655	—	(21)	3,634
Auction rate securities	19,000	—	(2,740)	16,260
U.S. government securities	315,275	131	(347)	315,059

	$468,813	$1,090	$(3,201)	$466,702

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2010
Corporate bonds and notes	$172,493	$1,582	$(22)	$174,053
Municipal bonds and notes	22,045	67	(18)	22,094
Auction rate securities	19,000	—	(2,957)	16,043
U.S. government securities	221,262	200	(82)	221,380

	$434,800	$1,849	$(3,079)	$433,570

     The amortized cost and fair value of fixed maturities at December 31, 2010, by contractual years-to-maturity, are presented below (in thousands):

	Cost or
	Amortized
	Cost	Fair Value
One year or less	$316,953	$317,439
Over one year	468,813	466,702

	$785,766	$784,141

     The cost or amortized cost values of the Company’s fixed maturities include $19.0 million of available-for-sale ARS as of December 31, 2010 and September 30, 2010.
     The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2010 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2010
Corporate bonds and notes	$59,193	$(116)	$5,007	$(1)	$64,200	$(117)
Municipal bonds and notes	13,611	(26)	—	—	13,611	(26)
Auction rate securities	—	—	16,280	(2,740)	16,280	(2,740)
U.S. government securities	210,465	(378)	—	—	210,465	(378)

Total	$283,269	$(520)	$21,287	$(2,741)	$304,556	$(3,261)

     The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for the first three months of fiscal year 2011 were primarily caused by reductions in the values of the ARS due to the illiquid markets and were partially offset by unrealized gains related to interest rate decreases.

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
     Inventories consist of the following (in thousands):

	December 31,	September 30,
	2010	2010
Finished goods	$14,477	$14,949
Raw materials	3,707	3,866

	$18,184	$18,815

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
     The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of December 31, 2010 and December 31, 2009 were not material.
Purchase Commitments
     The Company currently has arrangements with contract manufacturers and other suppliers for the manufacturing of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless they give notice of order cancellation in advance of applicable lead times. As of December 31, 2010, the Company was committed to purchase approximately $14.4 million of such inventory during the next quarter.

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
     On September 24, 2010, the Company entered into a Stipulation of Settlement (the “Stipulation”) in connection with the Federal Court Derivative Litigation. A copy of the Stipulation may be found under the “About F5-Investor Relations-Corporate Governance” section of the Company’s website, www.f5.com. On October 21, 2010, the United States District Court for the Western District of Washington issued an order granting preliminary approval of the settlement resolving the claims asserted by the plaintiffs against the individual defendants. On January 6, 2011 the Court entered a final order approving settlement of the Federal Court Derivative Litigation. Effectiveness of the settlement of the Federal Court Derivative Litigation was conditioned on dismissal of the State Court Derivative Litigation. On January 19, 2011, the Superior Court of King County entered a final order dismissing the State Court Derivative Litigation.
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
6. Income Taxes
     The effective tax rate was 32.4% and 35.5% for the three months ended December 31, 2010 and 2009, respectively. The reduction in effective tax rate was primarily due to the reinstatement of the federal research and development credit on December 17, 2010.
     At December 31, 2010, the Company has classified approximately $8.1 million of unrecognized tax liabilities as a non-current liability. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.
     The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. In the three months ended December 31, 2010, the Company accrued an immaterial amount of interest expense related to its liability for unrecognized tax benefits. All unrecognized tax benefits, if recognized, would affect the effective tax rate.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Australia and Germany. Periods open for review by local taxing authorities are fiscal years 2008, 2010, 2007 and 2006 for the United Kingdom, Japan, Australia and Germany, respectively. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years ended 2006 and 2007 tax returns filed in various states and the fiscal year ended 2007 federal income tax return.

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
     The following presents revenues by geographic region (in thousands):

	Three months ended
	December 31,
	2010	2009
Americas	$157,919	$111,005
EMEA	59,705	46,320
Japan	16,561	12,374
Asia Pacific	34,749	21,457

	$268,934	$191,156

     Net revenues from international customers are primarily denominated in U.S. dollars and totaled $111.0 million and $80.2 million for the three months ended December 31, 2010 and 2009, respectively. One worldwide distributor accounted for 18.8% of total net revenue for the three month period ended December 31, 2010. Two worldwide distributors accounted for 24.1% of total net revenue for the three month period ended December 31, 2009. No other distributors accounted for more than 10% of total net revenue.
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

     Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:
•	Revenues. The majority of our revenues are derived from sales of our Application Delivery Networking (“ADN”) products and related software modules; BIG-IP Local Traffic Manager, BIG-IP Global Traffic Manager, BIG-IP Link Controller, BIG-IP Application Security Manager, BIG-IP Edge Gateway, BIG-IP WAN Optimization module, BIG-IP Access Policy Manager, WebAccelerator, and FirePass SSL VPN appliance; and our ARX file virtualization products. We also derive revenues from the sales of services including annual maintenance contracts, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.
•	Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, amortization of developed technology and personnel and overhead expenses. Our margins have remained relatively stable; however, factors such as sales price, product mix, inventory obsolescence, returns, component price increases and warranty costs could significantly impact our gross margins from quarter to quarter and represent significant indicators we monitor on a regular basis.
•	Operating expenses. Operating expenses are substantially driven by personnel and related overhead expenses. Existing headcount and future hiring plans are the predominant factors in analyzing and forecasting future operating expense trends. Other significant operating expenses that we monitor include marketing and promotions, travel, professional fees, computer costs related to the development of new products, facilities and depreciation expenses.
•	Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first three months of fiscal year 2011 was primarily due to net income from operations, with operating activities providing cash of $103.1 million. This increase was partially offset by $25.0 million of cash used to repurchase outstanding common stock under our stock repurchase program in the first quarter of fiscal year 2011. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for the first three months of fiscal year 2011 were comprised primarily of information technology infrastructure and equipment to support the growth of our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.
•	Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in the first quarter of fiscal year 2011 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our day’s sales outstanding for the first quarter of fiscal year 2011 was 48.
Summary of Critical Accounting Policies and Estimates
     The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that, of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: revenue recognition; reserve for doubtful accounts; reserve for product returns; reserve for warranties; accounting for income taxes; stock-based compensation; investments; goodwill impairment; and the fair value measurements of financial assets and liabilities. None of these accounting policies and estimates with the exception of the revenue recognition policy discussed below, have significantly changed since our annual report on Form 10-K for the year ended September 30, 2010 (“Form 10-K”). Critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.
     We believe the following critical accounting policy, as well as those discussed in our Form 10-K, affect the more significant estimates and judgments used in the preparation of our financial statements.

Revenue Recognition
     We sell products through distributors, resellers, and directly to end users. Revenue is recognized provided that all of the following criteria have been met:
     Persuasive evidence of an arrangement exists. Evidence of an arrangement generally consists of a purchase order issued pursuant to the terms and conditions of a distributor, reseller or end user agreement.
     Delivery has occurred. We use shipping or related documents, or written evidence of customer acceptance, when applicable, to verify delivery or completion of any performance terms.
     The sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.
     Collectability is reasonable assured. We assess collectability primarily based on the creditworthiness of the customer as determined by credit checks and related analysis, as well as the Customer’s payment history.
     In certain regions where we do not have the ability to reasonably estimate returns, we defer revenue on sales to our distributors until they have received information from the channel partner indicating that the product has been sold to the end-user customer. Payment terms to domestic customers are generally net 30 days to net 45 days. Payment terms to international customers range from net 30 days to net 120 days based on normal and customary trade practices in the individual markets. We offer extended payment terms to certain customers, in which case, revenue is recognized when payments are due.
     Whenever product, training services and post-contract customer support (“PCS”) elements are sold together, a portion of the sales price is allocated to each element based on their respective fair values as determined when the individual elements are sold separately. Revenue from the sale of products is recognized when the product has been shipped and the customer is obligated to pay for the product. When rights of return are present and we cannot estimate returns, we recognize revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes a limited period of telephone support updates, repair or replacement of any failed product or component that fails during the term of the agreement, bug fixes and rights to upgrades, when and if available. Consulting services are customarily billed at fixed hourly rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.
     In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove from the scope of industry-specific software revenue recognition guidance any tangible products containing software components and non-software components that operate together to deliver the products essential functionality. In addition, the FASB amended the accounting standards for certain multiple element revenue arrangements to:
•	Provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated, and how the arrangement consideration should be allocated to the separate elements;
•	Require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, where the selling price for an element is based on vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price (“BESP”), if neither VSOE or TPE is available; and
•	Eliminate the use of the residual method and require an entity to allocate arrangement consideration using the selling price hierarchy.
     We adopted this guidance in the first quarter of fiscal year 2011 on a prospective basis for applicable arrangements originating or materially modified after October 1, 2010. The impact of this adoption was not material to our financial position and results of operations for the three months ended December 31, 2010.

     The majority of our products are hardware appliances which contain software essential to the overall functionality of the products. Accordingly, we no longer recognize revenue on sales of these products in accordance with the industry-specific software revenue recognition guidance.
     For all transactions entered into prior to the first quarter of fiscal year 2011 and for sales of nonessential and stand-alone software after October 1, 2010, we allocate revenue for arrangements with multiple elements based on the software revenue recognition guidance. Software revenue recognition guidance requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on VSOE. Where fair value of certain elements is not available, revenue is recognized on the “residual method” based on the fair value of undelivered elements. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized at the earlier of the delivery of those elements or the establishment of fair value of the remaining undelivered elements.
     For transactions entered into subsequent to the adoption of the amended revenue recognition standards that are multiple-element arrangements, the arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy in the amended revenue recognition guidance.
     Consistent with the methodology used under the previous accounting guidance, we establish VSOE for our products, training services, PCS and consulting services based on the sales price charged for each element when sold separately. The sales price is discounted from the applicable list price based on various factors including the type of customer, volume of sales, geographic region and program level. Our list prices are generally not fair value as discounts may be given based on the factors enumerated above. We believe that the fair value of our consulting services is represented by the billable consulting rate per hour, based on the rates we charge customers when they purchase standalone consulting services. The price of consulting services is not based on the type of customer, volume of sales, geographic region or program level.
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
     We are typically not able to determine TPE for our products or services. TPE is determined based on competitor prices for similar elements when sold separately. Generally, our go-to-market strategy differs from that of other competitive products or services in our markets and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine the selling prices on a stand-alone basis of similar products offered by our competitors.
     When we are unable to establish selling price of our non-software elements using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels.
     We have established and regularly validate the VSOE of fair value and BESP for elements in our multiple element arrangements. We account for taxes collected from customers and remitted to governmental authorities on a net basis and excluded from revenues.
Results of Operations
     The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended
	December 31,
	2010	2009
	(in thousands, except percentages)
Net Revenues
Products	$171,492	$119,218
Services	97,442	71,938

Total	$268,934	$191,156

Percentage of net revenues
Products	63.8%	62.4%
Services	36.2	37.6

Total	100.0%	100.0%

     Net revenues. Total net revenues increased 40.7% for the three months ended December 31, 2010 from the same period in the prior year. Overall revenue growth for the three months ended December 31, 2010 was primarily due to increased service and product revenues as a result of our increased installed base of products and increased demand for our core ADN products, including application security and WAN optimization products. International revenues were 41.3% of total net revenues for the three months ended December 31, 2010, compared to 41.9% for the same period in the prior year. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
     Net product revenues increased 43.8% for the three months ended December 31, 2010 from the same period in the prior year. The increase in net product revenues for the three months ended December 31, 2010 was primarily due to an increase of $51.4 million in sales of our ADN products from the same period in the prior year. Sales of our ADN products represented 97.2% of product revenues for the three months ended December 31, 2010, compared to 96.7% of product revenues for the three months ended December 31, 2009. We are now including our FirePass SSL VPN product as a component of ADN revenue.
     Net service revenues increased 35.5% for the three months ended December 31, 2010 from the same period in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.
     Avnet Technology Solutions, one of our worldwide distributors, accounted for 18.8% of our total net revenue for the three months ended December 31, 2010. Tech Data, another worldwide distributor, and Avnet Technology Solutions accounted for 12.5% and 11.6% of our total net revenue for the three months ended December 31, 2009, respectively. Avnet Technology Solutions accounted for 16.9% of our accounts receivable as of December 31, 2010. Ingram Micro, Inc., another worldwide distributor, and Avnet Technology Solutions accounted for 15.4% and 12.0%, respectively, of our accounts receivable as of December 31, 2009. No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended
	December 31,
	2010	2009
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$31,614	$26,042
Services	17,349	13,087

Total	48,963	39,129

Gross profit	$219,971	$152,027
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	18.4%	21.8%
Services	17.8	18.2

Total	18.2	20.5

Gross profit	81.8%	79.5%

     Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased 21.4% for the three months ended December 31, 2010, as compared to the same period in the prior year. The increase in cost of net product revenues was primarily due to a higher volume of units shipped along with an increase in warranty expense.

     Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three months ended December 31, 2010, cost of net service revenues as a percentage of net service revenues decreased to 17.8%, compared to 18.2% for the same period in the prior year, primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of December 2010 increased to 444 from 356 at the end of December 2009. In addition, cost of net service revenues included stock-based compensation expense of $1.8 million for the three months ended December 31, 2010, compared to $1.5 million for the same period in the prior year.

	Three months ended
	December 31,
	2010	2009
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$86,825	$65,642
Research and development	32,606	26,720
General and administrative	20,684	15,953

Total	$140,115	$108,315

Operating expenses (as a percentage of net revenue)
Sales and marketing	32.3%	34.3%
Research and development	12.1	14.0
General and administrative	7.7	8.4

Total	52.1%	56.7%

     Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased 32.3% for the three months ended December 31, 2010, from the comparable period in the prior year. The increase in sales and marketing expense was primarily due to an increase of $11.4 million in commissions and personnel costs for the three months ended December 31, 2010, from the comparable period in the prior year. The increased commissions and personnel costs were driven by growth in sales and marketing employee headcount and increased sales volume for the corresponding period. Sales and marketing headcount at the end of December 2010 increased to 923 from 729 at the end of December 2009. Sales and marketing expense included stock-based compensation expense of $8.7 million for the three months ended December 31, 2010, compared to $6.7 million for the same period in the prior year. The increase in sales and marketing expense was also due to investments in marketing promotions and initiatives aimed at promoting our brand and creating market awareness of our technology and our products.
     Research and development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 22.0% for the three months ended December 31, 2010, from the comparable period in the prior year. The increase in research and development expense was primarily due to an increase of $2.9 million in personnel costs for the three months ended December 31, 2010, from the comparable period in the prior year. In addition, research and development expense included a year over year increase in computer equipment and software costs of $1.3 million to support the development of new and improved products. Research and development headcount at the end of December 2010 increased to 527 from 459 at the end of December 2009. Research and development expense included stock-based compensation expense of $5.9 million for the three months ended December 31, 2010, compared to $4.9 million for the same period in the prior year. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
     General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 29.7% for the three months ended December 31, 2010, from the comparable period in the prior year. The increase in general and administrative expense was primarily due to an increase of $1.5 million in personnel costs for the three months ended December 31, 2010, from the comparable period in the prior year. Stock-based compensation expense was $6.1 million for the three months ended December 31, 2010, compared to $3.9 million for the same period in the prior year. General and administrative headcount at the end of December 2010 increased to 235 from 198 at the end of December 2009.

	Three months ended
	December 31,
	2010	2009
	(in thousands, except percentages)
Income Taxes
Income from operations	$79,856	$43,712
Other income, net	2,545	1,705

Income before income taxes	82,401	45,417
Provision for income taxes	26,738	16,138

Net income	$55,663	$29,279

Other income and income taxes (as percentage of revenue)
Income from operations	29.7%	22.9%
Other income, net	0.9	0.9

Income before income taxes	30.6	23.8
Provision for income taxes	9.9	8.5

Net income	20.7%	15.3%

     Other income, net. Other income, net, consists of interest income and foreign currency transaction gains and losses. Other income, net, increased 49.3% for the three months ended December 31, 2010, compared to the same period in the prior year. The increase in other income, net for the three months ended December 31, 2010 was primarily due to an increase in interest income, as well as foreign currency transaction gains as compared to the same period in the prior year. The increase in interest income for the three months ended December 31, 2010 was primarily due to an increase in investment balances.
     Provision for income taxes. We recorded a 32.4% provision for income taxes for the three month period ended December 31, 2010. The reduction in effective tax rate compared to the three month period ended December 31, 2009 was primarily due to the reinstatement of the federal research and development credit on December 17, 2010. At December 31, 2010, we did not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that these assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at December 31, 2010 and December 31, 2009 were $48.0 million and $49.1 million, respectively. Our worldwide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in the various geographic locations in which we operate, changes in the valuation of our net deferred tax assets, resolution of potential exposures, tax positions taken on tax returns filed in the various geographic locations in which we operate, and the introduction of new accounting standards or changes in tax laws or interpretations thereof in the various geographic locations in which we operate. We have recorded liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense.
Liquidity and Capital Resources
     Cash and cash equivalents, short-term investments and long-term investments totaled $952.3 million as of December 31, 2010 compared to $862.1 million as of September 30, 2010, representing an increase of $90.2 million. The increase was primarily due to cash provided by operating activities of $103.1 million for the three months ended December 31, 2010 which was partially offset by $25.0 million of additional cash required for the repurchase of outstanding common stock under our stock repurchase program. The increase in cash flow from operations for the first three months of fiscal year 2011 resulted from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, excluding auction rate securities (“ARS”), together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.
     At December 31, 2010, we held $16.3 million in fair value of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rates being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. We limit our investments in ARS to securities that carry a AAA/A- (or equivalent) rating from recognized rating agencies and limit the amount of credit exposure to any one issuer. At the time of initial investment and at the date of this Quarterly Report on Form 10-Q, all of our ARS were in compliance with our investment policy.

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
     We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. The underlying assets of the municipal ARS we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. Through December 31, 2010, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities. However, due to uncertainty in the ARS market, we believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $19.0 million (par value) of our ARS as long-term as of December 31, 2010.
     Cash used in investing activities was $97.2 million for the three months ended December 31, 2010, compared to cash used in investing activities of $41.0 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, capital expenditures and changes in restricted cash requirements. The amount of cash used in investing activities for the three months ended December 31, 2010 was primarily due to the purchase of investments and capital expenditures related to maintaining our operations worldwide partially offset by the sales and maturity of investments.
     Cash used in financing activities was $6.0 million for the three months ended December 31, 2010, compared to cash provided by financing activities of $3.4 million for the same period in the prior year. Our financing activities for the three months ended December 31, 2010 consisted of cash required for the repurchase of outstanding common stock under our stock repurchase program of $25.0 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $8.8 million and tax benefits related to share-based compensation of $10.1 million.
Obligations and Commitments
     As of December 31, 2010, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2022. There have been no material changes in our principal lease commitments compared to those discussed in the Form 10-K.
     We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of December 31, 2010, we were committed to purchase approximately $14.4 million of such inventory during the next quarter.
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
Our success depends on sales and continued innovation of our Application Delivery Networking product lines
     For the fiscal year ended September 30, 2010 and the three months ended December 31, 2010, we derived approximately 97.2% and 97.2% of our net product revenues, respectively, or approximately 61.8% and 62.0% of our total net revenues, respectively, from sales of our Application Delivery Networking (“ADN”) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability and performance problems for our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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
We may not be able to sustain or develop new distribution relationships and a reduction or delay in sales to significant distribution partners could hurt our business
     We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two worldwide distributors of our products accounted for 24.7% of our total net revenue for fiscal year 2010. One worldwide distributor of our products accounted for 15.4% of our total net revenue for fiscal year 2009. One worldwide distributors of our products accounted for 18.8% of our total net revenue for the three months ended December 31, 2010. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.

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
Our investments in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments
     At December 31, 2010, the fair value of our AAA/A- (or equivalent) rated municipal auction rate securities (“ARS”) was approximately $16.3 million. We may not be able to liquidate these ARS and realize their full carrying value unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security otherwise matures. While we do not believe the decline in the carrying values of these municipal ARS is permanent, if the issuers of these securities are unable to successfully close future auctions and their credit ratings are lowered, we may be required to record future impairment charges related to these investments, which would harm our results of operations. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified these investments as long-term as of December 31, 2010.
Our operating results are exposed to risks associated with international commerce
     As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to recessionary economic cycles or protracted slowdowns in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements and natural disasters. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. International sales represented 41.4% and 44.7% of our net revenues for the fiscal years ended September 30, 2010 and 2009, respectively, and 41.3% for the three months ended December 31, 2010.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At December 31, 2010, the fair value of our AAA/A- (or equivalent) rated municipal ARS was approximately $16.3 million. ARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7, 28 or 35 days. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The underlying assets of the municipal ARS we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal ARS will have a material impact on our overall ability to meet our liquidity needs. We have no intent to sell, won’t be required to sell, and believe we will hold these securities until recovery. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $19.0 million (par value) of securities as long-term as of December 31, 2010.
     Management believes there have been no other material changes to our quantitative and qualitative disclosures about market risk during the three month period ended December 31, 2010, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2010.
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
     Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.
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
     Reference is made to Item 1, Note 5, “Commitments and Contingencies — Legal Proceedings,” of Part I of this Quarterly Report on Form 10-Q and Item 3, Legal Proceedings, in the Form 10-K, filed November 23, 2010 for descriptions of our legal proceedings. We continue to believe that the resolution of these legal proceedings will not have a material adverse effect on us and there have been no material developments since the time of the Form 10-K filing, except as noted in Item 1, Note 5 of Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
     Information regarding risk factors appears in Part I — Item 2 of this Quarterly Report on Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors that May Affect Future Results.” This information includes previously disclosed material changes to the risk factors set forth in Part I — Item 1A of the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On October 22, 2008, we announced that our Board of Directors approved a program to repurchase up to an additional $200 million of our outstanding common stock. On October 26, 2010, we announced that our Board of Directors approved a new program to repurchase up to an additional $200 million of our outstanding common stock. As of February 2, 2011, we had $204.4 million remaining to purchase shares as part of our repurchase programs. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs may be discontinued at any time. As of February 2, 2011 we had repurchased and retired 4,804,906 shares at an average price of $40.65 per share under the programs.
     Shares repurchased and retired as of February 2, 2011 are as follows (in thousands, except shares and per share data):

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number		Shares Purchased	that May Yet be
	of Shares	Average Price	per the Publicly	Purchased
	Purchased	Paid per Share	Announced Plan	Under the Plan
October 1, 2008 —October 31, 2008	—	$—	—	$200,000
November 1, 2008 — November 30, 2008	543,100	$22.87	543,100	$187,553
December 1, 2008 — December 31, 2008	329,920	$22.84	329,920	$180,000

January 1, 2009 — January 31, 2009	—	$—	—	$180,000
February 1, 2009 — February 28, 2009	636,895	$21.34	636,895	$166,377
March 1, 2009 — March 31, 2009	703,811	$19.58	703,811	$152,563

April 1, 2009 — April 30, 2009	—	$—	—	$152,563
May 1, 2009 — May 31, 2009	—	$—	—	$152,563
June 1, 2009 — June 30, 2009	463,900	$34.17	463,900	$136,689

July 1, 2009 — July 31, 2009	146,700	$35.51	146,700	$131,473
August 1, 2009 — August 31, 2009	320,700	$36.01	320,700	$119,907
September 1, 2009 — September 30, 2009	199,021	$36.85	199,021	$112,564

October 1, 2009 — October 31, 2009	—	$—	—	$112,564
November 1, 2009 — November 30, 2009	177,950	$47.36	177,950	$104,128
December 1, 2009 — December 31, 2009	131,210	$49.98	131,210	$97,564

January 1, 2010 — January 31, 2010	—	$—	—	$97,564
February 1, 2010 — February 28, 2010	212,430	$51.07	212,430	$86,703
March 1, 2010 — March 31, 2010	152,528	$59.87	152,528	$77,563

April 1, 2010 — April 30, 2010	23,100	$70.56	23,100	$75,932
May 1, 2010 — May 31, 2010	176,365	$68.23	176,365	$63,890
June 1, 2010 — June 30, 2010	91,562	$69.04	91,562	$57,564

July 1, 2010 — July 31, 2010	5,000	$85.81	5,000	$57,135
August 1, 2010 — August 31, 2010	140,935	$87.12	140,935	$44,850
September 1, 2010 — September 30, 2010	77,225	$94.30	77,225	$37,564

October 1, 2010 — October 31, 2010	—	$—	—	$37,564
November 1, 2010 — November 30, 2010	126,125	$120.30	126,125	$22,384
December 1, 2010 — December 31, 2010	71,519	$137.24	71,519	$12,565

January 1, 2011 — January 31, 2011	43,200	$106.71	43,200	$7,953
February 1, 2011 — February 2, 2011	31,710	$110.62	31,710	$4,444

Item 6. Exhibits

Exhibit
Number		Exhibit Description
31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema Document

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of February, 2011.

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