Form 10-Q
period 2011-03-31
F5 NETWORKS INC
filed 2011-05-06
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of May 3, 2011 was 81,111,096.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,	September 30,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$206,215	$168,754
Short-term investments	269,041	259,742
Accounts receivable, net of allowances of $2,652 and $4,319	142,903	112,132
Inventories	18,154	18,815
Deferred tax assets	8,759	8,767
Other current assets	45,767	37,745

Total current assets	690,839	605,955

Property and equipment, net	37,533	34,157
Long-term investments	521,920	433,570
Deferred tax assets	39,608	37,864
Goodwill	234,700	234,700
Other assets, net	13,923	15,946

Total assets	$1,538,523	$1,362,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,827	$21,180
Accrued liabilities	63,101	61,768
Deferred revenue	248,157	204,137

Total current liabilities	342,085	287,085

Other long-term liabilities	18,952	16,153
Deferred revenue, long-term	65,183	55,256

Total long-term liabilities	84,135	71,409

Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 80,709 and 80,355 shares issued and outstanding	515,973	517,215
Accumulated other comprehensive loss	(4,632)	(3,241)
Retained earnings	600,962	489,724

Total shareholders’ equity	1,112,303	1,003,698

Total liabilities and shareholders’ equity	$1,538,523	$1,362,192

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Net revenues
Products	$173,710	$129,559	$345,202	$248,777
Services	103,862	76,509	201,304	148,447

Total	277,572	206,068	546,506	397,224

Cost of net revenues
Products	31,423	27,419	63,037	53,461
Services	19,250	13,997	36,599	27,084

Total	50,673	41,416	99,636	80,545

Gross profit	226,899	164,652	446,870	316,679

Operating expenses
Sales and marketing	89,332	69,644	176,157	135,286
Research and development	34,507	29,134	67,113	55,854
General and administrative	19,846	16,016	40,530	31,969

Total	143,685	114,794	283,800	223,109

Income from operations	83,214	49,858	163,070	93,570
Other income, net	1,568	2,291	4,113	3,996

Income before income taxes	84,782	52,149	167,183	97,566
Provision for income taxes	29,207	19,005	55,945	35,143

Net income	$55,575	$33,144	$111,238	$62,423

Net income per share — basic	$0.69	$0.42	$1.38	$0.79

Weighted average shares — basic	80,809	79,394	80,726	79,147

Net income per share — diluted	$0.68	$0.41	$1.36	$0.77

Weighted average shares — diluted	81,622	80,737	81,670	80,630

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	Six months ended March 31, 2011
			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Income/(Loss)	Earnings	Equity
Balance, September 30, 2010	80,355	$517,215	$(3,241)	$489,724	$1,003,698
Exercise of employee stock options	115	1,807	—	—	1,807
Issuance of stock under employee stock purchase plan	123	7,418	—	—	7,418
Issuance of restricted stock	719	—	—	—	—
Repurchase of common stock	(603)	(71,526)	—	—	(71,526)
Tax benefit from employee stock transactions	—	16,353	—	—	16,353
Stock-based compensation	—	44,706	—	—	44,706
Comprehensive income:
Net income	—	—	—	111,238	—
Foreign currency translation adjustment	—	—	(428)	—	—
Unrealized loss on securities, net of tax	—	—	(963)	—	—
Comprehensive income	—	—	—	—	109,847

Balance, March 31, 2011	80,709	$515,973	$(4,632)	$600,962	$1,112,303

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended
	March 31,
	2011	2010
Operating activities
Net income	$111,238	$62,423
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on disposition of assets and investments	(182)	(13)
Stock-based compensation	44,706	33,585
Provisions for doubtful accounts and sales returns	(14)	1,257
Depreciation and amortization	10,536	12,088
Deferred income taxes	(1,080)	5,340
Loss on auction rate securities put option	—	19
Gain on trading auction rate securities	—	(19)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(30,757)	16,331
Inventories	661	(2,653)
Other current assets	(7,798)	(4,481)
Other assets	(140)	(2,038)
Accounts payable and accrued liabilities	13,253	(13,283)
Deferred revenue	53,945	43,356

Net cash provided by operating activities	194,368	151,912

Investing activities
Purchases of investments	(441,160)	(331,410)
Sales and maturities of investments	342,207	230,595
Investment of restricted cash	38	(22)
Acquisition of intangible assets	(80)	—
Purchases of property and equipment	(11,704)	(6,840)

Net cash used in investing activities	(110,699)	(107,677)

Financing activities
Excess tax benefits from stock-based compensation	16,286	9,700
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	9,218	19,149
Repurchase of common stock	(71,526)	(35,000)

Net cash used in financing activities	(46,022)	(6,151)

Net increase in cash and cash equivalents	37,647	38,084
Effect of exchange rate changes on cash and cash equivalents	(186)	(397)
Cash and cash equivalents, beginning of period	168,754	110,837

Cash and cash equivalents, end of period	$206,215	$148,524

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
     The Company adopted this guidance in the first quarter of fiscal year 2011 on a prospective basis for applicable arrangements originating or materially modified after October 1, 2010. The impact of this adoption was not material to the Company’s financial position and results of operations for the three and six months ended March 31, 2011.
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
     The Company performs its annual goodwill impairment test during the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. For its annual goodwill impairment analysis, the Company operates under one reporting unit. The Company determined the fair value of its reporting unit based on the Company’s enterprise value. In March 2011, the Company completed its annual impairment test and concluded there was no impairment of goodwill.
Stock-Based Compensation
     The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $21.8 million and $16.5 million of stock-based compensation expense for the three months ended March 31, 2011 and 2010, respectively, and $44.7 million and $33.6 million for the six months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, there was $70.2 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
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

     The Company recognizes compensation expense for only the portion of restricted stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The Company’s estimated forfeiture rate in the second quarter of fiscal year 2011 is 2.7% for grants awarded to the Company’s executive officers and Board of Directors, and 9.7% for grants awarded to all other employees. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
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
Common Stock Repurchase
     On October 22, 2008, the Company announced that its Board of Directors approved a program to repurchase up to an additional $200 million of the Company’s outstanding common stock. As of September 30, 2010, the Company had $37.6 million remaining to purchase shares as part of this repurchase program. On October 26, 2010, the Company announced that its Board of Directors approved a new program to repurchase up to an additional $200 million of the Company’s outstanding common stock. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of May 3, 2011, the Company had repurchased and retired 5,134,929 shares at an average price of $45.51 per share and the Company had $166.0 million remaining to purchase shares as part of its repurchase programs.
Earnings Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. The Company’s nonvested restricted stock awards and restricted stock units do not have nonforfeitable rights to dividends or dividend equivalents.

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Numerator
Net income	$55,575	$33,144	$111,238	$62,423

Denominator
Weighted average shares outstanding — basic	80,809	79,394	80,726	79,147
Dilutive effect of common shares from stock options and restricted stock units	813	1,343	944	1,483

Weighted average shares outstanding — diluted	81,622	80,737	81,670	80,630

Basic net income per share	$0.69	$0.42	$1.38	$0.79

Diluted net income per share	$0.68	$0.41	$1.36	$0.77

     An immaterial amount of common shares potentially issuable from stock options for the three and six months ended March 31, 2011 and 2010, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective periods.
Comprehensive Income
     Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains (losses) on securities and foreign currency translation adjustments are included in accumulated other comprehensive loss. Comprehensive income and its components were as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Net Income	$55,575	$33,144	$111,238	$62,423
Unrealized loss on securities, net of tax	(309)	(310)	(963)	(811)
Foreign currency translation adjustment	159	(435)	(428)	(446)

Total comprehensive income	$55,425	$32,399	$109,847	$61,166

Recent Accounting Pronouncements
     Management believes there have been no significant changes during the six months ended March 31, 2011, to the items disclosed as recently adopted accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. For a further discussion, refer to the “Recent Accounting Pronouncements” discussion contained therein.
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
     The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at March 31, 2011, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable	Fair Value at
	Identical Securities	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2011
Cash equivalents	$38,786	$—	$—	$38,786
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	118,939	—	118,939
Available-for-sale securities — municipal bonds and notes	—	54,966	—	54,966
Available-for-sale securities — U.S. government securities	—	95,136	—	95,136
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	139,413	—	139,413
Available-for-sale securities — municipal bonds and notes	—	24,585	—	24,585
Available-for-sale securities — U.S. government securities	—	341,542	—	341,542
Available-for-sale securities — auction rate securities	—	—	16,380	16,380

Total	$38,786	$774,581	$16,380	$829,747

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

     Due to the auction failures of the Company’s auction rate securities (“ARS”) that began in the second quarter of fiscal year 2008, there are still no quoted prices in active markets for similar assets as of March 31, 2011. Therefore, the Company has classified its ARS as level 3 financial assets. The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Balance, beginning of period	$16,260	$41,893	$16,043	$41,595
Total losses realized or unrealized:
Included in earnings (other income, net)	—	500	—	(19)
Included in other comprehensive income	120	110	337	408
Recognition of put option to earnings	—	(500)	—	19
Settlements	—	(4,550)	—	(4,550)
Transfers into and/or out of level 3	—	—	—	—

Balance, end of period	$16,380	$37,453	$16,380	$37,453

Gains attributable to assets still held as of end of period	120	110	337	408
     Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain ARS for which there was a decrease in the observation of market pricing. At March 31, 2011, the values of these securities were estimated primarily using discounted cash flow analysis that incorporated transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at March 31, 2011.
     The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three months ended March 31, 2011, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.
3. Short-Term and Long-Term Investments
     Short-term investments consist of the following (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2011	Cost	Gains	Losses	Fair Value
Corporate bonds and notes	$118,508	$447	$(16)	$118,939
Municipal bonds and notes	54,908	62	(4)	54,966
U.S. government securities	95,068	69	(1)	95,136

	$268,484	$578	$(21)	$269,041

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2010	Cost	Gains	Losses	Fair Value
Corporate bonds and notes	$119,829	$318	$(23)	$120,124
Municipal bonds and notes	76,886	182	(5)	77,063
U.S. government securities	62,390	165	—	62,555

	$259,105	$665	$(28)	$259,742

     Long-term investments consist of the following (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2011	Cost	Gains	Losses	Fair Value
Corporate bonds and notes	$138,841	$712	$(140)	$139,413
Municipal bonds and notes	24,650	22	(87)	24,585
Auction rate securities	19,000	—	(2,620)	16,380
U.S. government securities	342,099	50	(607)	341,542

	$524,590	$784	$(3,454)	$521,920

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2010	Cost	Gains	Losses	Fair Value
Corporate bonds and notes	$172,493	$1,582	$(22)	$174,053
Municipal bonds and notes	22,045	67	(18)	22,094
Auction rate securities	19,000	—	(2,957)	16,043
U.S. government securities	221,262	200	(82)	221,380

	$434,800	$1,849	$(3,079)	$433,570

     The amortized cost and fair value of fixed maturities at March 31, 2011, by contractual years-to-maturity, are presented below (in thousands):

	Cost or
	Amortized
	Cost	Fair Value
One year or less	$268,484	$269,041
Over one year	524,590	521,920

	$793,074	$790,961

     The cost or amortized cost values of the Company’s fixed maturities include $19.0 million of available-for-sale ARS as of March 31, 2011 and September 30, 2010.
     The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2011 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2011	Value	Losses	Value	Losses	Value	Losses
Corporate bonds and notes	$73,383	$(156)	$—	$—	$73,383	$(156)
Municipal bonds and notes	17,630	(89)	8,453	(2)	26,083	(91)
Auction rate securities	—	—	16,380	(2,620)	16,380	(2,620)
U.S. government securities	244,532	(608)	—	—	244,532	(608)

Total	$335,545	$(853)	$24,833	$(2,622)	$360,378	$(3,475)

     The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for the first six months of fiscal year 2011 were primarily caused by reductions in the values of the ARS due to the illiquid markets and were partially offset by unrealized gains related to interest rate decreases.
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
     Inventories consist of the following (in thousands):

	March 31,	September 30,
	2011	2010
Finished goods	$13,876	$14,949
Raw materials	4,278	3,866

	$18,154	$18,815

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
     The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of March 31, 2011 and March 31, 2010 were not material.
Purchase Commitments
     The Company currently has arrangements with contract manufacturers and other suppliers for the manufacturing of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless they give notice of order cancellation in advance of applicable lead times. As of March 31, 2011, the Company was committed to purchase approximately $13.5 million of such inventory during the next quarter.
Legal Proceedings
     Derivative Suits. Beginning on or about May 24, 2006, several derivative actions were filed against certain of the Company’s current and former directors and officers. These derivative lawsuits were filed in: (1) the Superior Court of King County, Washington, as In re F5 Networks, Inc. State Court Derivative Litigation (Case No. 06-2-17195-1 SEA), which consolidates Adams v. Amdahl, et al. (Case No. 06-2-17195-1 SEA), Wright v. Amdahl, et al. (Case No. 06-2-19159-5 SEA), and Sommer v. McAdam, et al. (Case No. 06-2-26248-4 SEA) (the “State Court Derivative Litigation”); and (2) in the U.S. District Court for the Western District of Washington, as In re F5 Networks, Inc. Derivative Litigation, Master File No. C06-0794RSL, which consolidated Hutton v. McAdam, et al. (Case No. 06-794RSL), Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust v. McAdam et al. (Case No. C06-1057RSL), and Easton v. McAdam et al. (Case No. C06-1145RSL) (the “Federal Court Derivative Litigation”). On August 2, 2007, another derivative lawsuit, Barone v. McAdam et al. (Case No. C07-1200P) was filed in the U.S. District Court for the Western District of Washington. The Barone lawsuit was designated a related case to the Federal Court Derivative Litigation on September 4, 2007.

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
6. Income Taxes
     The effective tax rate was 34.4% and 36.4% for the three months ended March 31, 2011 and 2010, respectively. The decrease in effective tax rate was primarily due to an increased benefit resulting from the United States Domestic Production Activities deduction.
     At March 31, 2011, the Company has classified approximately $8.2 million of unrecognized tax liabilities as a non-current liability. It is reasonably possible that the Company’s existing liabilities for uncertain tax benefits may change within the next twelve months primarily due to the progression of audits in progress or the expiration of statutes of limitation. Due to the nature of the various audits, the Company cannot reasonably estimate a range of potential changes in such benefits.
     The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. For the three and six months ended March 31, 2011, the Company accrued an immaterial amount of interest expense related to its liability for unrecognized tax benefits. All unrecognized tax benefits, if recognized, would affect the effective tax rate.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Australia and Germany. The earliest periods open for review by local taxing authorities are fiscal years 2008, 2010, 2007 and 2006 for the United Kingdom, Japan, Australia and Germany, respectively. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years ended 2006 and 2007 tax returns filed in various states and the fiscal year ended 2007 federal income tax return.
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

     The following presents revenues by geographic region (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Americas	$163,802	$118,407	$321,721	$229,412
EMEA	59,881	49,284	119,586	95,604
Japan	15,564	15,553	32,125	27,927
Asia Pacific	38,325	22,824	73,074	44,281

	$277,572	$206,068	$546,506	$397,224

     One worldwide distributor of the Company’s products accounted for 19.6% and 19.2% of total net revenue for the three and six month periods ended March 31, 2011, respectively. Two worldwide distributors accounted for 25.0% and 24.6% of total net revenue for the three and six month periods ended March 31, 2010, respectively. No other distributors accounted for more than 10% of total net revenue.
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
     Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:
•	Revenues. The majority of our revenues are derived from sales of our Application Delivery Networking (“ADN”) products and related software modules; BIG-IP Local Traffic Manager, BIG-IP Global Traffic Manager, BIG-IP Link Controller, BIG-IP Application Security Manager, BIG-IP Edge Gateway, BIG-IP WAN Optimization module, BIG-IP Access Policy Manager, WebAccelerator, and FirePass SSL VPN appliance; and our ARX file virtualization products. We also derive revenues from the sales of services including annual maintenance contracts, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

•	Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, amortization of developed technology and personnel and overhead expenses. Our margins have remained relatively stable; however, factors such as sales price, product mix, inventory obsolescence, returns, component price increases and warranty costs could significantly impact our gross margins from quarter to quarter and represent significant indicators we monitor on a regular basis.

•	Operating expenses. Operating expenses are substantially driven by personnel and related overhead expenses. Existing headcount and future hiring plans are the predominant factors in analyzing and forecasting future operating expense trends. Other significant operating expenses that we monitor include marketing and promotions, travel, professional fees, computer costs related to the development of new products, facilities and depreciation expenses.

•	Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first six months of fiscal year 2011 was primarily due to net income from operations, with operating activities providing cash of $194.4 million. This increase was partially offset by $71.5 million of cash used to repurchase outstanding common stock under our stock repurchase program in the first half of fiscal year 2011. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for the first six months of fiscal year 2011 were comprised primarily of information technology infrastructure and equipment to support the growth of our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•	Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in the second quarter of fiscal year 2011 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our day’s sales outstanding for the second quarter of fiscal year 2011 was 46.
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
     We adopted this guidance in the first quarter of fiscal year 2011 on a prospective basis for applicable arrangements originating or materially modified after October 1, 2010. The impact of this adoption was not material to our financial position and results of operations for the three and six months ended March 31, 2011.
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

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
	(in thousands, except percentages)
Net Revenues
Products	$173,710	$129,559	$345,202	$248,777
Services	103,862	76,509	201,304	148,447

Total	$277,572	$206,068	$546,506	$397,224

Percentage of net revenues
Products	62.6%	62.9%	63.2%	62.6%
Services	37.4	37.1	36.8	37.4

Total	100.0%	100.0%	100.0%	100.0%

     Net revenues. Total net revenues increased 34.7% and 37.6% for the three and six months ended March 31, 2011, respectively, from the same periods in the prior year. Overall revenue growth for the three and six months ended March 31, 2011 was primarily due to increased service and product revenues as a result of our increased installed base of products and increased demand for our core ADN products, including application security and WAN optimization products. International revenues were 41.0% and 41.1% of total net revenues for the three and six months ended March 31, 2011, respectively, compared to 42.5% and 42.2% for the same periods in the prior year, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
     Net product revenues increased 34.1% and 38.8% for the three and six months ended March 31, 2011, respectively, from the same periods in the prior year. The increase in net product revenues for the three and six months ended March 31, 2011 was primarily due to an increase of $42.2 million and $93.6 million in sales of our ADN products from the same periods in the prior year, respectively. Sales of our ADN products represented 97.5% and 97.4% of product revenues for the three and six months ended March 31, 2011, respectively, compared to 98.2% and 97.5% of product revenues for the three and six months ended March 31, 2010, respectively. We are now including our FirePass SSL VPN product as a component of ADN revenue.
     Net service revenues increased 35.8% and 35.6% for the three and six months ended March 31, 2011, respectively, from the same periods in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.

     Avnet Technology Solutions, one of our worldwide distributors, accounted for 19.6% and 19.2% of our total net revenue for the three and six months ended March 31, 2011, respectively. Avnet Technology Solutions and Tech Data, two of our worldwide distributors, accounted for 13.8% and 11.2% of our total net revenue for the three months ended March 31, 2010, respectively. Avnet Technology Solutions and Tech Data accounted for 12.8% and 11.8% of our total net revenue for the six months ended March 31, 2010, respectively. Avnet Technology Solutions accounted for 14.5% of our accounts receivable as of March 31, 2011. Avnet Technology Solutions accounted for 10.0% of our accounts receivable as of March 31, 2010. No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$31,423	$27,419	$63,037	$53,461
Services	19,250	13,997	36,599	27,084

Total	50,673	41,416	99,636	80,545

Gross profit	$226,899	$164,652	$446,870	$316,679
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	18.1%	21.2%	18.3%	21.5%
Services	18.5	18.3	18.2	18.2

Total	18.3	20.1	18.2	20.3

Gross profit	81.7%	79.9%	81.8%	79.7%

     Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased 14.6% and 17.9% for the three and six months ended March 31, 2011, respectively, as compared to the same periods in the prior year. The increase in cost of net product revenues was primarily due to a higher volume of units shipped along with an increase in warranty expense.
     Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and six months ended March 31, 2011, cost of net service revenues as a percentage of net service revenues remained relatively consistent with the same periods in the prior year at 18.5% and 18.2%, respectively. Professional services headcount at the end of March 2011 increased to 476 from 384 at the end of March 2010. In addition, cost of net service revenues included stock-based compensation expense of $1.8 million and $3.6 million for the three and six months ended March 31, 2011, respectively, compared to $1.4 million and $2.9 million for the same periods in the prior year, respectively.

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$89,332	$69,644	$176,157	$135,286
Research and development	34,507	29,134	67,113	55,854
General and administrative	19,846	16,016	40,530	31,969

Total	$143,685	$114,794	$283,800	$223,109

Operating expenses (as a percentage of net revenue)
Sales and marketing	32.2%	33.8%	32.2%	34.1%
Research and development	12.4	14.1	12.3	14.1
General and administrative	7.2	7.8	7.4	8.0

Total	51.8%	55.7%	51.9%	56.2%

     Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased 28.3% and 30.2% for the three and six months ended March 31, 2011, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to an increase of $12.7 million and $24.1 million in commissions and personnel costs for the three and six months ended March 31, 2011, respectively, from the comparable periods in the prior year. The increased commissions and personnel costs were driven by growth in sales and marketing employee headcount and increased sales volume for the corresponding period. Sales and marketing headcount at the end of March 2011 increased to 979 from 757 at the end of March 2010. Sales and marketing expense included stock-based compensation expense of $8.4 million and $17.1 million for the three and six months ended March 31, 2011, respectively, compared to $6.4 million and $13.1 million for the same periods in the prior year, respectively. The increase in sales and marketing expense was also due to investments in marketing promotions and initiatives aimed at promoting our brand and creating market awareness of our technology and our products.
     Research and development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 18.4% and 20.2% for the three and six months ended March 31, 2011, respectively, from the comparable periods in the prior year. The increase in research and development expense was primarily due to an increase of $3.3 million and $6.2 million in personnel costs for the three and six months ended March 31, 2011, respectively, from the comparable periods in the prior year. In addition, research and development expense included year over year increases in computer equipment and software costs of $1.3 million and $2.5 million for the three and six months ended March 31, 2011, respectively, to support the development of new and improved products. Research and development headcount at the end of March 2011 increased to 554 from 471 at the end of March 2010. Research and development expense included stock-based compensation expense of $5.6 million and $11.5 million for the three and six months ended March 31, 2011, respectively, compared to $4.6 million and $9.4 million for the same periods in the prior year, respectively. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
     General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 23.9% and 26.8% for the three and six months ended March 31, 2011, respectively, from the comparable periods in the prior year. The increase in general and administrative expense was primarily due to an increase of $1.3 million and $2.8 million in personnel costs for the three and six months ended March 31, 2011, respectively, from the comparable periods in the prior year. In addition, fees paid to outside consultants for legal and information technology services increased $1.0 million and $2.0 million for the three and six months ended March 31, 2011, respectively, from the comparable periods in the prior year. Stock-based compensation expense was $5.7 million and $11.7 million for the three and six months ended March 31, 2011, respectively, compared to $3.9 million and $7.8 million for the same periods in the prior year, respectively. General and administrative headcount at the end of March 2011 increased to 245 from 211 at the end of March 2010.

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$83,214	$49,858	$163,070	$93,570
Other income, net	1,568	2,291	4,113	3,996

Income before income taxes	84,782	52,149	167,183	97,566
Provision for income taxes	29,207	19,005	55,945	35,143

Net income	$55,575	$33,144	$111,238	$62,423

Other income and income taxes (as percentage of net revenue)
Income from operations	30.0%	24.2%	29.8%	23.6%
Other income, net	0.5	1.1	0.8	1.0

Income before income taxes	30.5	25.3	30.6	24.6
Provision for income taxes	10.5	9.2	10.2	8.9

Net income	20.0%	16.1%	20.4%	15.7%

     Other income, net. Other income, net, consists of interest income and foreign currency transaction gains and losses. Other income, net, decreased 31.6% for the three months ended March 31, 2011, compared to the same period in the prior year. Other income, net, increased 2.9% for the six months ended March 31, 2011, compared to the same period in the prior year. The decrease in other income, net for the three months ended March 31, 2011 was primarily due to a decrease in foreign currency transaction gains, as well as interest income compared to the same period in the prior year. The decrease in interest income for the three months ended March 31, 2011 was primarily due to a decline in interest rates from the prior year.
     Provision for income taxes. We recorded a 34.4% provision for income taxes for the three month period ended March 31, 2011. The reduction in effective tax rate compared to the three month period ended March 31, 2010 was primarily due to an increase in the benefit received from the domestic manufacturing deduction. At March 31, 2011, we did not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that these assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at March 31, 2011 and March 31, 2010 were $48.4 million and $50.4 million, respectively. Our worldwide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in the various geographic locations in which we operate, changes in the valuation of our net deferred tax assets, resolution of potential exposures, tax positions taken on tax returns filed in the various geographic locations in which we operate, and the introduction of new accounting standards or changes in tax laws or interpretations thereof in the various geographic locations in which we operate. We have recorded liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense.
Liquidity and Capital Resources
     Cash and cash equivalents, short-term investments and long-term investments totaled $997.2 million as of March 31, 2011 compared to $862.1 million as of September 30, 2010, representing an increase of $135.1 million. The increase was primarily due to cash provided by operating activities of $194.4 million for the six months ended March 31, 2011 which was partially offset by $71.5 million of additional cash required for the repurchase of outstanding common stock under our stock repurchase program. The increase in cash flow from operations for the first six months of fiscal year 2011 resulted from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, excluding auction rate securities (“ARS”), together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.
     At March 31, 2011, we held $16.4 million in fair value of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rates being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. We limit our investments in ARS to securities that carry a AAA/A- (or equivalent) rating from recognized rating agencies and limit the amount of credit exposure to any one issuer. At the time of initial investment and at the date of this Quarterly Report on Form 10-Q, all of our ARS were in compliance with our investment policy.
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
     We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. The underlying assets of the municipal ARS we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. Through March 31, 2011, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities. However, due to uncertainty in the ARS market, we believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $19.0 million (par value) of our ARS as long-term as of March 31, 2011.
     Cash used in investing activities was $110.7 million for the six months ended March 31, 2011, compared to cash used in investing activities of $107.7 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, capital expenditures and changes in restricted cash requirements. The amount of cash used in investing activities for the six months ended March 31, 2011 was primarily due to the purchase of investments and capital expenditures related to maintaining our operations worldwide partially offset by the sales and maturity of investments.
     Cash used in financing activities was $46.0 million for the six months ended March 31, 2011, compared to cash used in financing activities of $6.2 million for the same period in the prior year. Our financing activities for the six months ended March 31, 2011 consisted of cash required for the repurchase of outstanding common stock under our stock repurchase program of $71.5 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $9.2 million and excess tax benefits related to share-based compensation of $16.3 million.

Obligations and Commitments
     As of March 31, 2011, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2022. There have been no material changes in our principal lease commitments compared to those discussed in the Form 10-K.
     We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of March 31, 2011, we were committed to purchase approximately $13.5 million of such inventory during the next quarter.
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
  Our success depends on sales and continued innovation of our Application Delivery Networking product lines
     For the fiscal year ended September 30, 2010 and the six months ended March 31, 2011, we derived approximately 97.2% and 97.4% of our net product revenues, respectively, or approximately 61.8% and 61.5% of our total net revenues, respectively, from sales of our Application Delivery Networking (“ADN”) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability and performance problems for our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.

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
We may not be able to sustain or develop new distribution relationships and a reduction or delay in sales to significant distribution partners could hurt our business
     We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two worldwide distributors of our products accounted for 24.7% of our total net revenue for fiscal year 2010. One worldwide distributor of our products accounted for 15.4% of our total net revenue for fiscal year 2009. One worldwide distributor of our products accounted for 19.2% of our total net revenue for the six months ended March 31, 2011. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
Our investments in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments
     At March 31, 2011, the fair value of our AAA/A- (or equivalent) rated municipal auction rate securities (“ARS”) was approximately $16.4 million. We may not be able to liquidate these ARS and realize their full carrying value unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security otherwise matures. While we do not believe the decline in the carrying values of these municipal ARS is permanent, if the issuers of these securities are unable to successfully close future auctions and their credit ratings are lowered, we may be required to record future impairment charges related to these investments, which would harm our results of operations. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified these investments as long-term as of March 31, 2011.
Our operating results are exposed to risks associated with international commerce
     As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to recessionary economic cycles or protracted slowdowns in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements and natural disasters. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. International sales represented 41.4% and 44.7% of our net revenues for the fiscal years ended September 30, 2010 and 2009, respectively, and 41.1% for the six months ended March 31, 2011.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At March 31, 2011, the fair value of our AAA/A- (or equivalent) rated municipal ARS was approximately $16.4 million. ARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7, 28 or 35 days. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The underlying assets of the municipal ARS we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal ARS will have a material impact on our overall ability to meet our liquidity needs. We have no intent to sell, won’t be required to sell, and believe we will hold these securities until recovery. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $19.0 million (par value) of securities as long-term as of March 31, 2011.
     Management believes there have been no other material changes to our quantitative and qualitative disclosures about market risk during the six month period ended March 31, 2011, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2010.
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
     Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On October 22, 2008, we announced that our Board of Directors approved a program to repurchase up to an additional $200 million of our outstanding common stock. As of September 30, 2010, we had $37.6 million remaining to purchase shares as part of this repurchase program. On October 26, 2010, we announced that our Board of Directors approved a new program to repurchase up to an additional $200 million of our outstanding common stock. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs may be discontinued at any time. As of May 3, 2011 we had repurchased and retired 5,134,929 shares at an average price of $45.51 per share and we had $166.0 million remaining to purchase shares as part of our repurchase programs.
     Shares repurchased and retired as of May 3, 2011 are as follows (in thousands, except shares and per share data):

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number		Shares Purchased	that May Yet be
	of Shares	Average Price	per the Publicly	Purchased
	Purchased	Paid per Share	Announced Plan	Under the Plan
October 1, 2010 — October 31, 2010	—	$—	—	$237,564
November 1, 2010 — November 30, 2010	126,125	$120.30	126,125	$222,384
December 1, 2010 — December 31, 2010	71,519	$137.24	71,519	$212,565

January 1, 2011 — January 31, 2011	43,200	$106.71	43,200	$207,953
February 1, 2011 — February 28, 2011	203,785	$118.36	203,785	$183,823
March 1, 2011 — March 31, 2011	157,948	$112.55	157,948	$166,038

April 1, 2011 — April 30, 2011	—	$—	—	$166,038
May 1, 2011 — May 3, 2011	—	$—	—	$166,038

Item 6. Exhibits

Exhibit
Number		Exhibit Description
31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema Document

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of May, 2011.

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