Form 10-Q
period 2011-06-30
F5 NETWORKS INC
filed 2011-08-05
CIK 1048695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of August 2, 2011 was 80,726,859.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	September 30,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$299,804	$168,754
Short-term investments	285,530	259,742
Accounts receivable, net of allowances of $2,821 and $4,319	154,741	112,132
Inventories	17,941	18,815
Deferred tax assets	9,197	8,767
Other current assets	30,015	37,745

Total current assets	797,228	605,955

Property and equipment, net	42,323	34,157
Long-term investments	471,567	433,570
Deferred tax assets	38,169	37,864
Goodwill	234,700	234,700
Other assets, net	13,147	15,946

Total assets	$1,597,134	$1,362,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$34,070	$21,180
Accrued liabilities	59,721	61,768
Deferred revenue	255,226	204,137

Total current liabilities	349,017	287,085

Other long-term liabilities	16,300	16,153
Deferred revenue, long-term	66,649	55,256

Total long-term liabilities	82,949	71,409

Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 80,727 and 80,355 shares issued and outstanding	505,117	517,215
Accumulated other comprehensive loss	(3,460)	(3,241)
Retained earnings	663,511	489,724

Total shareholders’ equity	1,165,168	1,003,698

Total liabilities and shareholders’ equity	$1,597,134	$1,362,192

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenues
Products	$179,327	$147,393	$524,529	$396,170
Services	111,386	83,081	312,690	231,528

Total	290,713	230,474	837,219	627,698

Cost of net revenues
Products	31,803	29,328	94,840	82,789
Services	20,645	15,251	57,244	42,335

Total	52,448	44,579	152,084	125,124

Gross profit	238,265	185,895	685,135	502,574

Operating expenses
Sales and marketing	93,633	77,219	269,790	212,505
Research and development	35,245	30,889	102,358	86,743
General and administrative	21,126	17,658	61,656	49,627

Total	150,004	125,766	433,804	348,875

Income from operations	88,261	60,129	251,331	153,699
Other income, net	1,889	3,561	6,002	7,557

Income before income taxes	90,150	63,690	257,333	161,256
Provision for income taxes	27,601	23,195	83,546	58,338

Net income	$62,549	$40,495	$173,787	$102,918

Net income per share — basic	$0.77	$0.51	$2.15	$1.30

Weighted average shares — basic	80,866	79,864	80,773	79,386

Net income per share — diluted	$0.77	$0.50	$2.13	$1.27

Weighted average shares — diluted	81,497	81,031	81,655	80,870

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	Nine months ended June 30, 2011
			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Income/(Loss)	Earnings	Equity
Balance, September 30, 2010	80,355	$517,215	$(3,241)	$489,724	$1,003,698
Exercise of employee stock options	142	2,197	—	—	2,197
Issuance of stock under employee stock purchase plan	256	18,932	—	—	18,932
Issuance of restricted stock	1,048	—	—	—	—
Repurchase of common stock	(1,074)	(121,526)	—	—	(121,526)
Tax benefit from employee stock transactions	—	20,686	—	—	20,686
Stock-based compensation	—	67,613	—	—	67,613
Comprehensive income:
Net income	—	—	—	173,787	—
Foreign currency translation adjustment	—	—	(529)	—	—
Unrealized gain on securities, net of tax	—	—	310	—	—
Comprehensive income	—	—	—	—	173,568

Balance, June 30, 2011	80,727	$505,117	$(3,460)	$663,511	$1,165,168

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended
	June 30,
	2011	2010
Operating activities
Net income	$173,787	$102,918
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on disposition of assets and investments	(203)	(117)
Stock-based compensation	67,613	50,991
Provisions for doubtful accounts and sales returns	453	794
Depreciation and amortization	15,715	17,923
Deferred income taxes	(387)	10,659
Gain on auction rate securities put option	—	(1,491)
Loss on trading auction rate securities	—	1,491
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(43,062)	3,350
Inventories	874	(3,927)
Other current assets	8,452	(10,380)
Other assets	(365)	(1,651)
Accounts payable and accrued liabilities	10,086	154
Deferred revenue	62,481	56,507

Net cash provided by operating activities	295,444	227,221

Investing activities
Purchases of investments	(692,812)	(571,072)
Sales and maturities of investments	629,766	397,702
Investment of restricted cash	(406)	(26)
Acquisition of intangible assets	(80)	—
Purchases of property and equipment	(20,544)	(10,119)

Net cash used in investing activities	(84,076)	(183,515)

Financing activities
Excess tax benefits from stock-based compensation	20,221	16,419
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	21,131	29,338
Repurchase of common stock	(121,526)	(55,000)

Net cash used in financing activities	(80,174)	(9,243)

Net increase in cash and cash equivalents	131,194	34,463
Effect of exchange rate changes on cash and cash equivalents	(144)	(1,487)
Cash and cash equivalents, beginning of period	168,754	110,837

Cash and cash equivalents, end of period	$299,804	$143,813

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
     The Company adopted this guidance in the first quarter of fiscal year 2011 on a prospective basis for applicable arrangements originating or materially modified after October 1, 2010. The impact of this adoption was not material to the Company’s financial position and results of operations for the three and nine months ended June 30, 2011.
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
     The Company performs its annual goodwill impairment test during the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. For its annual goodwill impairment analysis, the Company operates under one reporting unit. The Company determined the fair value of its reporting unit based on the Company’s enterprise value. In March 2011, the Company completed its annual impairment test and concluded there was no impairment of goodwill. The Company also considered potential impairment indicators at June 30, 2011 and noted no indicators of impairment.
Stock-Based Compensation
     The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $22.9 million and $17.4 million of stock-based compensation expense for the three months ended June 30, 2011 and 2010, respectively, and $67.6 million and $51.0 million for the nine months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there was $55.7 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
     The Company issues incentive awards to its employees through stock-based compensation consisting of restricted stock units (“RSUs”). On July 29, 2011, the Company’s Compensation Committee approved 833,739 RSUs to employees and executive officers pursuant to the Company’s annual equity awards program. The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant.

     The Company recognizes compensation expense for only the portion of restricted stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The Company’s estimated forfeiture rate in the third quarter of fiscal year 2011 is 2.7% for grants awarded to the Company’s executive officers and Board of Directors, and 9.7% for grants awarded to all other employees. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
     In August 2010, the Company granted 181,334 and 83,000 RSUs to certain current executive officers as part of the annual equity and retention awards programs, respectively. Fifty percent of the aggregate number of RSUs granted as part of the annual equity awards program vest in equal quarterly increments over three years, until such portion of the grant is fully vested on August 1, 2013. One-sixth of the annual equity awards RSU grant, or a portion thereof, was subject to the Company achieving specified quarterly revenue and EBITDA goals during the period beginning in the fourth quarter of fiscal year 2010 through the third quarter of fiscal year 2011. In each case, 50% of the quarterly performance stock grant is based on achieving at least 80% of the quarterly revenue goal and the other 50% is based on achieving at least 80% of the quarterly EBITDA goal. The quarterly performance stock grant is paid linearly above 80% of the targeted goals. At least 100% of both goals must be attained in order for the quarterly performance stock grant to be awarded over 100%. Each goal is evaluated individually and subject to the 80% achievement threshold and 100% over-achievement threshold. The remaining 33.33% of this annual equity awards RSU grant shall be subject to performance based vesting for each of the four quarter periods beginning with the fourth quarters of fiscal years 2011 and 2012 (16.66% in each period). The Compensation Committee of the Board of Directors will set applicable performance targets and vesting formulas for each of these periods. All RSUs granted as part of the retention awards program fully vest on August 1, 2013.
     In August 2009, the Company granted 420,000 RSUs to certain current executive officers. Fifty percent of the aggregate number of RSUs granted at such time vest in equal quarterly increments over two years, until such portion of the grant is fully vested on August 1, 2011. Twenty-five percent of the RSU grant, or a portion thereof, was subject to the Company achieving specified quarterly revenue and EBITDA goals during the period beginning in the fourth quarter of fiscal year 2009 through the third quarter of fiscal year 2010 and the remaining twenty-five percent was subject to the Company achieving specified quarterly revenue and EBITDA goals during the period beginning in the fourth quarter of fiscal year 2010 through the third quarter of fiscal year 2011. In each case, 50% of the quarterly performance stock grant is based on achieving at least 80% of the quarterly revenue goal and the other 50% is based on achieving at least 80% of the quarterly EBITDA goal. The quarterly performance stock grant is paid linearly above 80% of the targeted goals. At least 100% of both goals must be attained in order for the quarterly performance stock grant to be awarded over 100%. Each goal is evaluated individually and subject to the 80% achievement threshold and 100% over-achievement threshold.
     The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment.
Common Stock Repurchase
     On October 22, 2008, the Company announced that its Board of Directors approved a program to repurchase up to an additional $200 million of the Company’s outstanding common stock. As of September 30, 2010, the Company had $37.6 million remaining to purchase shares as part of this repurchase program. On October 26, 2010, the Company announced that its Board of Directors approved a new program to repurchase up to an additional $200 million of the Company’s outstanding common stock. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of August 2, 2011, the Company had repurchased and retired 5,666,566 shares at an average price of $51.09 per share and the Company had $110.2 million remaining to purchase shares as part of its repurchase programs.
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
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator
Net income	$62,549	$40,495	$173,787	$102,918

Denominator
Weighted average shares outstanding — basic	80,866	79,864	80,773	79,386
Dilutive effect of common shares from stock options and restricted stock units	631	1,167	882	1,484

Weighted average shares outstanding — diluted	81,497	81,031	81,655	80,870

Basic net income per share	$0.77	$0.51	$2.15	$1.30

Diluted net income per share	$0.77	$0.50	$2.13	$1.27

     An immaterial amount of common shares potentially issuable from stock options for the three and nine months ended June 30, 2011 and 2010, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective periods.
Comprehensive Income
     Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains (losses) on securities and foreign currency translation adjustments are included in accumulated other comprehensive loss. Comprehensive income and its components were as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net Income	$62,549	$40,495	$173,787	$102,918
Unrealized gain (loss) on securities, net of tax	1,273	(277)	310	(1,088)
Foreign currency translation adjustment	(101)	(724)	(529)	(1,170)

Total comprehensive income	$63,721	$39,494	$173,568	$100,660

Recent Accounting Pronouncements
     Management believes there have been no significant changes during the nine months ended June 30, 2011, to the items disclosed as recently adopted accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. For a further discussion, refer to the “Recent Accounting Pronouncements” discussion contained therein.
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
     Level 1 investments are valued based on quoted market prices in active markets and include the Company’s cash equivalent investments. Level 2 investments, which include investments that are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include the Company’s corporate bonds and notes, municipal bonds and notes, U.S. government securities and U.S. government agency securities. Fair values for the Company’s level 2 investments are based on similar assets without applying significant judgments. In addition, all of the Company’s level 2 investments have a sufficient level of trading volume to demonstrate that the fair values used are appropriate for these investments.
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
     The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at June 30, 2011, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable	Fair Value at
	Identical Securities	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2011
Cash equivalents	$132,226	$—	$—	$132,226
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	111,223	—	111,223
Available-for-sale securities — municipal bonds and notes	—	79,540	—	79,540
Available-for-sale securities — U.S. government securities	—	799	—	799
Available-for-sale securities — U.S. government agency securities	—	93,968	—	93,968
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	154,424	—	154,424
Available-for-sale securities — municipal bonds and notes	—	24,320	—	24,320
Available-for-sale securities — U.S. government agency securities	—	279,833	—	279,833
Available-for-sale securities — auction rate securities	—	—	12,990	12,990

Total	$132,226	$744,107	$12,990	$889,323

     The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2010, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable	Fair Value at
	Identical Securities	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2010
Cash equivalents	$26,987	$—	$—	$26,987
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	120,124	—	120,124
Available-for-sale securities — municipal bonds and notes	—	77,063	—	77,063
Available-for-sale securities — U.S. government agency securities	—	62,555	—	62,555
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	174,053	—	174,053
Available-for-sale securities — municipal bonds and notes	—	22,094	—	22,094
Available-for-sale securities — U.S. government agency securities	—	221,380	—	221,380
Available-for-sale securities — auction rate securities	—	—	16,043	16,043

Total	$26,987	$677,269	$16,043	$720,299

     Due to the auction failures of the Company’s auction rate securities (“ARS”) that began in the second quarter of fiscal year 2008, there are still no quoted prices in active markets for similar assets as of June 30, 2011. Therefore, the Company has classified its ARS as level 3 financial assets. The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance, beginning of period	$16,380	$37,453	$16,043	$41,595
Total losses realized or unrealized:
Included in earnings (other income, net)	—	1,510	—	1,491
Included in other comprehensive income	610	(61)	947	347
Recognition of put option to earnings	—	(1,510)	—	(1,491)
Settlements	(4,000)	(21,500)	(4,000)	(26,050)
Transfers into and/or out of level 3	—	—	—	—

Balance, end of period	$12,990	$15,892	$12,990	$15,892

Gains (losses) attributable to assets still held as of end of period	610	(61)	947	347
     Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain ARS for which there was a decrease in the observation of market pricing. At June 30, 2011, the values of these securities were estimated primarily using discounted cash flow analysis that incorporated transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at June 30, 2011.
     The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the nine months ended June 30, 2011, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.
3. Short-Term and Long-Term Investments
     Short-term investments consist of the following (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2011	Cost	Gains	Losses	Fair Value
Corporate bonds and notes	$110,859	$371	$(7)	$111,223
Municipal bonds and notes	79,494	58	(12)	79,540
U.S. government securities	799	—	—	799
U.S. government agency securities	93,935	50	(17)	93,968

	$285,087	$479	$(36)	$285,530

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2010	Cost	Gains	Losses	Fair Value
Corporate bonds and notes	$119,829	$318	$(23)	$120,124
Municipal bonds and notes	76,886	182	(5)	77,063
U.S. government agency securities	62,390	165	—	62,555

	$259,105	$665	$(28)	$259,742

     Long-term investments consist of the following (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2011	Cost	Gains	Losses	Fair Value
Corporate bonds and notes	$153,433	$1,041	$(50)	$154,424
Municipal bonds and notes	24,183	137	—	24,320
Auction rate securities	15,000	—	(2,010)	12,990
U.S. government agency securities	279,498	405	(70)	279,833

	$472,114	$1,583	$(2,130)	$471,567

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2010	Cost	Gains	Losses	Fair Value
Corporate bonds and notes	$172,493	$1,582	$(22)	$174,053
Municipal bonds and notes	22,045	67	(18)	22,094
Auction rate securities	19,000	—	(2,957)	16,043
U.S. government agency securities	221,262	200	(82)	221,380

	$434,800	$1,849	$(3,079)	$433,570

     The amortized cost and fair value of fixed maturities at June 30, 2011, by contractual years-to-maturity, are presented below (in thousands):

	Cost or
	Amortized
	Cost	Fair Value
One year or less	$285,087	$285,530
Over one year	472,114	471,567

	$757,201	$757,097

     The cost or amortized cost values of the Company’s fixed maturities include $15.0 million and $19.0 million of available-for-sale ARS as of June 30, 2011 and September 30, 2010, respectively.
     The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2011 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011	Value	Losses	Value	Losses	Value	Losses
Corporate bonds and notes	$29,580	$(56)	$3,209	$(1)	$32,789	$(57)
Municipal bonds and notes	7,174	(12)	—	—	7,174	(12)
Auction rate securities	—	—	12,990	(2,010)	12,990	(2,010)
U.S. government agency securities	79,130	(87)	—	—	79,130	(87)

Total	$115,884	$(155)	$16,199	$(2,011)	$132,083	$(2,166)

     The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for the first nine months of fiscal year 2011 were primarily caused by reductions in the values of the ARS due to the illiquid markets and were partially offset by unrealized gains related to interest rate decreases.

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
     Inventories consist of the following (in thousands):

	June 30,	September 30,
	2011	2010
Finished goods	$13,883	$14,949
Raw materials	4,058	3,866

	$17,941	$18,815

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
     The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of June 30, 2011 and June 30, 2010 were not material.
Purchase Commitments
     The Company currently has arrangements with contract manufacturers and other suppliers for the manufacturing of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless they give notice of order cancellation in advance of applicable lead times. As of June 30, 2011, the Company was committed to purchase approximately $13.5 million of such inventory during the next quarter.
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
6. Income Taxes
     The effective tax rate was 30.6% and 36.4% for the three months ended June 30, 2011 and 2010, respectively. The decrease in effective tax rate was primarily due to an increased benefit resulting from the United States Domestic Production Activities deduction and a change in the Company’s uncertain tax positions as a result of the settlement of audits and expiration of statutes of limitation in various jurisdictions.
     At June 30, 2011, the Company has classified approximately $4.3 million of unrecognized tax liabilities as a non-current liability. It is reasonably possible that the Company’s existing liabilities for uncertain tax benefits may change within the next twelve months primarily due to the progression of audits in progress or the expiration of statutes of limitation. Due to the nature of the various audits, the Company cannot reasonably estimate a range of potential changes in such benefits.
     The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. For the three and nine months ended June 30, 2011, the Company accrued an immaterial amount of interest expense related to its liability for unrecognized tax benefits. All unrecognized tax benefits, if recognized, would affect the effective tax rate.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Australia and Germany. The earliest periods open for review by local taxing authorities are fiscal years 2008, 2010, 2007 and 2006 for the United Kingdom, Japan, Australia and Germany, respectively. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years ended 2007 and 2008 tax returns filed in various states and the fiscal year ended 2008 federal income tax return.
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

     The following presents revenues by geographic region (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
Americas	$165,119	$135,584	$486,840	$364,996
EMEA	58,704	50,900	178,290	146,504
Japan	21,499	15,185	53,624	43,112
Asia Pacific	45,391	28,805	118,465	73,086

	$290,713	$230,474	$837,219	$627,698

     Two worldwide distributors of the Company’s products accounted for 27.0% and 28.4% of total net revenue for the three and nine month periods ended June 30, 2011, respectively. One worldwide distributor accounted for 13.3% of total net revenue for the three month period ended June 30, 2010. Two worldwide distributors accounted for 23.3% of total net revenue for the nine month period ended June 30, 2010. Two worldwide distributors accounted for 26.8% of the Company’s accounts receivable as of June 30, 2011. No other distributors accounted for more than 10% of total net revenue or receivables.
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
     Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:
•	Revenues. The majority of our revenues are derived from sales of our Application Delivery Networking (“ADN”) products including our high end VIPRION chassis and related software modules; BIG-IP Local Traffic Manager, BIG-IP Global Traffic Manager, BIG-IP Link Controller, BIG-IP Application Security Manager, BIG-IP Edge Gateway, BIG-IP WAN Optimization module, BIG-IP Access Policy Manager, WebAccelerator, and FirePass SSL VPN appliance; and our ARX file virtualization products. We also derive revenues from the sales of services including annual maintenance contracts, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

•	Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, amortization of developed technology and personnel and overhead expenses. Our margins have remained relatively stable; however, factors such as sales price, product mix, inventory obsolescence, returns, component price increases and warranty costs could significantly impact our gross margins from quarter to quarter and represent significant indicators we monitor on a regular basis.

•	Operating expenses. Operating expenses are substantially driven by personnel and related overhead expenses. Existing headcount and future hiring plans are the predominant factors in analyzing and forecasting future operating expense trends. Other significant operating expenses that we monitor include marketing and promotions, travel, professional fees, computer costs related to the development of new products, facilities and depreciation expenses.

•	Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first nine months of fiscal year 2011 was primarily due to net income from operations, with operating activities providing cash of $295.4 million. This increase was partially offset by $121.5 million of cash used to repurchase outstanding common stock under our stock repurchase program in the first three quarters of fiscal year 2011. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for the first nine months of fiscal year 2011 were comprised primarily of information technology infrastructure and equipment to support the growth of our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•	Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and day’s sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in the third quarter of fiscal year 2011 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our day’s sales outstanding for the third quarter of fiscal year 2011 was 48.
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
     We adopted this guidance in the first quarter of fiscal year 2011 on a prospective basis for applicable arrangements originating or materially modified after October 1, 2010. The impact of this adoption was not material to our financial position and results of operations for the three and nine months ended June 30, 2011.
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

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except percentages)
Net Revenues
Products	$179,327	$147,393	$524,529	$396,170
Services	111,386	83,081	312,690	231,528

Total	$290,713	$230,474	$837,219	$627,698

Percentage of net revenues
Products	61.7%	64.0%	62.7%	63.1%
Services	38.3	36.0	37.3	36.9

Total	100.0%	100.0%	100.0%	100.0%

     Net revenues. Total net revenues increased 26.1% and 33.4% for the three and nine months ended June 30, 2011, respectively, from the same periods in the prior year. Overall revenue growth for the three and nine months ended June 30, 2011 was primarily due to increased service and product revenues as a result of our increased installed base of products and increased demand for our core ADN products, including application security and WAN optimization products. International revenues were 43.2% and 41.9% of total net revenues for the three and nine months ended June 30, 2011, respectively, compared to 41.2% and 41.9% for the same periods in the prior year, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
     Net product revenues increased 21.7% and 32.4% for the three and nine months ended June 30, 2011, respectively, from the same periods in the prior year. The increase in net product revenues for the three and nine months ended June 30, 2011 was primarily due to an increase of $30.6 million and $124.3 million in sales of our ADN products from the same periods in the prior year, respectively. Sales of our ADN products represented 96.9% and 97.2% of product revenues for the three and nine months ended June 30, 2011, respectively, compared to 97.1% and 97.3% of product revenues for the three and nine months ended June 30, 2010, respectively. We are now including our FirePass SSL VPN product as a component of ADN revenue.

     Net service revenues increased 34.1% and 35.1% for the three and nine months ended June 30, 2011, respectively, from the same periods in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.
     Avnet Technology Solutions and Ingram Micro, two of our worldwide distributors, accounted for 16.4% and 10.6% of our total net revenue for the three months ended June 30, 2011, respectively. Avnet Technology Solutions and Ingram Micro accounted for 18.3% and 10.1% of our total net revenue for the nine months ended June 30, 2011, respectively. Avnet Technology Solutions accounted for 13.3% of our total net revenue for the three months ended June 30, 2010. Avnet Technology Solutions and Tech Data, another worldwide distributor, accounted for 13.0% and 10.3% of our total net revenue for the nine months ended June 30, 2010, respectively. Avnet Technology Solutions and Ingram Micro accounted for 11.1% and 15.7% of our accounts receivable as of June 30, 2011, respectively. No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$31,803	$29,328	$94,840	$82,789
Services	20,645	15,251	57,244	42,335

Total	52,448	44,579	152,084	125,124

Gross profit	$238,265	$185,895	$685,135	$502,574
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	17.7%	19.9%	18.1%	20.9%
Services	18.5	18.4	18.3	18.3

Total	18.0	19.3	18.2	19.9

Gross profit	82.0%	80.7%	81.8%	80.1%

     Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased 8.4% and 14.6% for the three and nine months ended June 30, 2011, respectively, as compared to the same periods in the prior year. The increase in cost of net product revenues was primarily due to a higher volume of units shipped along with an increase in warranty expense.
     Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and nine months ended June 30, 2011, cost of net service revenues as a percentage of net service revenues remained relatively consistent with the same periods in the prior year at 18.5% and 18.3%, respectively. Professional services headcount at the end of June 2011 increased to 498 from 405 at the end of June 2010. In addition, cost of net service revenues included stock-based compensation expense of $2.0 million and $5.6 million for the three and nine months ended June 30, 2011, respectively, compared to $1.5 million and $4.3 million for the same periods in the prior year, respectively.

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$93,633	$77,219	$269,790	$212,505
Research and development	35,245	30,889	102,358	86,743
General and administrative	21,126	17,658	61,656	49,627

Total	$150,004	$125,766	$433,804	$348,875

Operating expenses (as a percentage of net revenue)
Sales and marketing	32.2%	33.5%	32.2%	33.9%
Research and development	12.1	13.4	12.2	13.8
General and administrative	7.3	7.7	7.4	7.9

Total	51.6%	54.6%	51.8%	55.6%

     Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased 21.3% and 27.0% for the three and nine months ended June 30, 2011, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to an increase of $9.8 million and $33.9 million in commissions and personnel costs for the three and nine months ended June 30, 2011, respectively, from the comparable periods in the prior year. The increased commissions and personnel costs were driven by growth in sales and marketing employee headcount and increased sales volume for the corresponding periods. Sales and marketing headcount at the end of June 2011 increased to 1,019 from 797 at the end of June 2010. Sales and marketing expense included stock-based compensation expense of $8.8 million and $25.9 million for the three and nine months ended June 30, 2011, respectively, compared to $6.6 million and $19.7 million for the same periods in the prior year, respectively. The increase in sales and marketing expense was also due to investments in marketing promotions and initiatives aimed at promoting our brand and creating market awareness of our technology and our products.
     Research and development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 14.1% and 18.0% for the three and nine months ended June 30, 2011, respectively, from the comparable periods in the prior year. The increase in research and development expense was primarily due to an increase of $3.8 million and $10.0 million in personnel costs for the three and nine months ended June 30, 2011, respectively, from the comparable periods in the prior year. Research and development headcount at the end of June 2011 increased to 578 from 482 at the end of June 2010. Research and development expense included stock-based compensation expense of $5.9 million and $17.4 million for the three and nine months ended June 30, 2011, respectively, compared to $4.7 million and $14.2 million for the same periods in the prior year, respectively. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
     General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 19.6% and 24.2% for the three and nine months ended June 30, 2011, respectively, from the comparable periods in the prior year. The increase in general and administrative expense was primarily due to an increase of $1.2 million and $4.0 million in personnel costs for the three and nine months ended June 30, 2011, respectively, from the comparable periods in the prior year. In addition, fees paid to outside consultants for legal and information technology services increased $1.4 million and $3.4 million for the three and nine months ended June 30, 2011, respectively, from the comparable periods in the prior year. Stock-based compensation expense was $5.8 million and $17.5 million for the three and nine months ended June 30, 2011, respectively, compared to $4.3 million and $12.0 million for the same periods in the prior year, respectively. General and administrative headcount at the end of June 2011 increased to 252 from 215 at the end of June 2010.

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$88,261	$60,129	$251,331	$153,699
Other income, net	1,889	3,561	6,002	7,557

Income before income taxes	90,150	63,690	257,333	161,256
Provision for income taxes	27,601	23,195	83,546	58,338

Net income	$62,549	$40,495	$173,787	$102,918

Other income and income taxes (as percentage of net revenue)
Income from operations	30.4%	26.1%	30.0%	24.5%
Other income, net	0.6	1.5	0.7	1.2

Income before income taxes	31.0	27.6	30.7	25.7
Provision for income taxes	9.5	10.0	10.0	9.3

Net income	21.5%	17.6%	20.7%	16.4%

     Other income, net. Other income, net, consists of interest income and foreign currency transaction gains and losses. Other income, net, decreased 47.0% and 20.6% for the three and nine months ended June 30, 2011, respectively, from the comparable periods in the prior year. The decrease in other income, net for the three and nine months ended June 30, 2011 was primarily due to a decrease in foreign currency transaction gains, as well as interest income compared to the same periods in the prior year. The decrease in interest income for the three and nine months ended June 30, 2011 was primarily due to a decline in interest rates from the comparable periods in the prior year.
     Provision for income taxes. We recorded a 30.6% provision for income taxes for the three month period ended June 30, 2011. The reduction in effective tax rate compared to the three month period ended June 30, 2010 was primarily due to an increase in the benefit received from the United States Domestic Production Activities deduction and a change in our uncertain tax positions as a result of the settlement of audits and expiration of statutes of limitation in various jurisdictions. At June 30, 2011, we did not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that these assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at June 30, 2011 and June 30, 2010 were $47.4 million and $45.6 million, respectively. Our worldwide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in the various geographic locations in which we operate, changes in the valuation of our net deferred tax assets, resolution of potential exposures, tax positions taken on tax returns filed in the various geographic locations in which we operate, and the introduction of new accounting standards or changes in tax laws or interpretations thereof in the various geographic locations in which we operate. We have recorded liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense.
Liquidity and Capital Resources
     Cash and cash equivalents, short-term investments and long-term investments totaled $1,056.9 million as of June 30, 2011 compared to $862.1 million as of September 30, 2010, representing an increase of $194.8 million. The increase was primarily due to cash provided by operating activities of $295.4 million for the nine months ended June 30, 2011 which was partially offset by $121.5 million of additional cash required for the repurchase of outstanding common stock under our stock repurchase program. The increase in cash flow from operations for the first nine months of fiscal year 2011 resulted from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, excluding auction rate securities (“ARS”), together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.
     At June 30, 2011, we held $13.0 million in fair value of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rates being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. We limit our investments in ARS to securities that carry a AAA/A- (or equivalent) rating from recognized rating agencies and limit the amount of credit exposure to any one issuer. At the time of initial investment and at the date of this Quarterly Report on Form 10-Q, all of our ARS were in compliance with our investment policy.
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
     We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. The underlying assets of the municipal ARS we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. Through June 30, 2011, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities. However, due to uncertainty in the ARS market, we believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $15.0 million (par value) of our ARS as long-term as of June 30, 2011.
     Cash used in investing activities was $84.1 million for the nine months ended June 30, 2011, compared to cash used in investing activities of $183.5 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, capital expenditures and changes in restricted cash requirements. The amount of cash used in investing activities for the nine months ended June 30, 2011 was primarily due to the purchase of investments and capital expenditures related to maintaining our operations worldwide partially offset by the sales and maturity of investments.
     Cash used in financing activities was $80.2 million for the nine months ended June 30, 2011, compared to cash used in financing activities of $9.2 million for the same period in the prior year. Our financing activities for the nine months ended June 30, 2011 consisted of cash required for the repurchase of outstanding common stock under our stock repurchase program of $121.5 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $21.1 million and excess tax benefits related to share-based compensation of $20.2 million.
Obligations and Commitments
     As of June 30, 2011, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2022. There have been no material changes in our principal lease commitments compared to those discussed in the Form 10-K.
     We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of June 30, 2011, we were committed to purchase approximately $13.5 million of such inventory during the next quarter.
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
  Our success depends on sales and continued innovation of our Application Delivery Networking product lines
     For the fiscal year ended September 30, 2010 and the nine months ended June 30, 2011, we derived approximately 97.2% and 97.2% of our net product revenues, respectively, or approximately 61.8% and 60.9% of our total net revenues, respectively, from sales of our Application Delivery Networking (“ADN”) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability and performance problems for our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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
  We may not be able to sustain or develop new distribution relationships and a reduction or delay in sales to significant distribution partners could hurt our business
     We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two worldwide distributors of our products accounted for 24.7% of our total net revenue for fiscal year 2010. One worldwide distributor of our products accounted for 15.4% of our total net revenue for fiscal year 2009. Two worldwide distributors of our products accounted for 28.4% of our total net revenue for the nine months ended June 30, 2011. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.

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
  Our investments in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments
     At June 30, 2011, the fair value of our AAA/A- (or equivalent) rated municipal auction rate securities (“ARS”) was approximately $13.0 million. We may not be able to liquidate these ARS and realize their full carrying value unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security otherwise matures. While we do not believe the decline in the carrying values of these municipal ARS is permanent, if the issuers of these securities are unable to successfully close future auctions and their credit ratings are lowered, we may be required to record future impairment charges related to these investments, which would harm our results of operations. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified these investments as long-term as of June 30, 2011.
  Our operating results are exposed to risks associated with international commerce
     As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to recessionary economic cycles or protracted slowdowns in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements and natural disasters. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. International sales represented 41.4% and 44.7% of our net revenues for the fiscal years ended September 30, 2010 and 2009, respectively, and 41.9% for the nine months ended June 30, 2011.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At June 30, 2011, the fair value of our AAA/A- (or equivalent) rated municipal ARS was approximately $13.0 million. ARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7, 28 or 35 days. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The underlying assets of the municipal ARS we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal ARS will have a material impact on our overall ability to meet our liquidity needs. We have no intent to sell, won’t be required to sell, and believe we will hold these securities until recovery. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $15.0 million (par value) of securities as long-term as of June 30, 2011.
     Management believes there have been no other material changes to our quantitative and qualitative disclosures about market risk during the nine month period ended June 30, 2011, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2010.
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
     Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On October 22, 2008, we announced that our Board of Directors approved a program to repurchase up to an additional $200 million of our outstanding common stock. As of September 30, 2010, we had $37.6 million remaining to purchase shares as part of this repurchase program. On October 26, 2010, we announced that our Board of Directors approved a new program to repurchase up to an additional $200 million of our outstanding common stock. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs may be discontinued at any time. As of August 2, 2011 we had repurchased and retired 5,666,566 shares at an average price of $51.09 per share and we had $110.2 million remaining to purchase shares as part of our repurchase programs.
     Shares repurchased and retired as of August 2, 2011 are as follows (in thousands, except shares and per share data):

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number		Shares Purchased	that May Yet be
	of Shares	Average Price	per the Publicly	Purchased
	Purchased	Paid per Share	Announced Plan	Under the Plan
October 1, 2010 — October 31, 2010	—	$—	—	$237,564
November 1, 2010 — November 30, 2010	126,125	$120.30	126,125	$222,384
December 1, 2010 — December 31, 2010	71,519	$137.24	71,519	$212,565

January 1, 2011 — January 31, 2011	43,200	$106.71	43,200	$207,953
February 1, 2011 — February 28, 2011	203,785	$118.36	203,785	$183,823
March 1, 2011 — March 31, 2011	157,948	$112.55	157,948	$166,038

April 1, 2011 — April 30, 2011	—	$—	—	$166,038
May 1, 2011 — May 31, 2011	265,720	$103.66	265,720	$138,481
June 1, 2011 — June 30, 2011	205,913	$108.94	205,913	$116,038

July 1, 2011 — July 31, 2011	26,657	$99.45	26,657	$113,386
August 1, 2011 — August 2, 2011	33,347	$95.39	33,347	$110,203

Item 6. Exhibits

Exhibit
Number		Exhibit Description
31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema Document

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of August, 2011.

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