Form 10-K
period 2011-09-30
F5 NETWORKS INC
filed 2011-11-22
CIK 1048695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

or

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2011, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $8,230,608,207 based on the closing sales price of the Registrant’s Common Stock on the NASDAQ Global Select Market on that date.

As of November 17, 2011, the number of shares of the Registrant’s common stock outstanding was 79,484,124.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of this Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the Registrant’s Definitive Proxy Statement for the Annual Shareholders Meeting for fiscal year 2011, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this Report relates.

F5 NETWORKS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended September 30, 2011

Trademarks and Tradenames

F5, F5 Networks, F5 [DESIGN], F5 Management Pack, F5 WORLD, BIG-IP, CloudFucious, Data Manager, VIPRION, WA, WAN Optimization Manager, WOM, APM, Application Security Manager, ASM, Local Traffic Manager, LTM, Global Traffic Manager, GTM, IBR, Link Controller, Enterprise Manager, Traffic Management Operating System, TMOS, WANJet, FirePass, WebAccelerator, TrafficShield, iControl, TCP Express, Fast Application Proxy, 3DNS, iRules, iRules on Demand, Packet Velocity, ZoneRunner, OneConnect, AskF5, Intelligent Compression, Transparent Data Reduction, TDR, L7 Rate Shaping, LC, IPv6 Gateway, SSL Acceleration, Fast Cache, iHealth, Intelligent Browser Referencing, Message Security Module, PSM, MSM, Netcelera, Protocol Security Module, IT AGILITY. YOUR WAY., DEVCENTRAL, DEVCENTRAL (DESIGN), Edge Client, Edge Gateway, EM, IQUERY, Real Traffic Policy Builder, STRONGBOX, SYN Check, Access Policy Manager, Acopia, Acopia Networks, Advanced Client Authentication, Advanced Routing, ARX, Cloud Extender, CMP, DSI, DNS Express, DSC, Edge Portal, iApps, iSession, ScaleN, SuperVIP, UNITY and vCMP are trademarks or service marks of F5 Networks, Inc., or its subsidiaries in the U.S. and other countries. Any other trademarks, service marks and/or trade names appearing in this document are the property of their respective owners.

Unless the context otherwise requires, in this Annual Report on Form 10-K, the terms “F5 Networks,” “the Company,” “we,” “us,” and “our” refer to F5 Networks, Inc. and its subsidiaries. Our fiscal year ends on September 30, and fiscal years are referred to by the calendar year in which they end. For example, “fiscal year 2011” and “fiscal 2011” refer to the fiscal year ended September 30, 2011.

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

Item 1. Business

General

F5 Networks is a leading provider of Application Delivery Networking (ADN) technology that optimizes the delivery of network-based applications and the security, performance and availability of servers, data storage devices and other network resources. As strategic points of control within a network, our products collectively function as a dynamic control plane that simplifies the management of data center operations and the delivery of services across diverse data center resources.

Founded in 1996, F5 Networks pioneered load-balancing technology that distributes internet traffic evenly across multiple servers, making them appear like a single device. Today, our BIG-IP application delivery controllers (ADCs) are generally positioned in front of web and application servers, balancing traffic and performing compute-intensive functions such as encrypting and un-encrypting transmissions, screening traffic for security threats, maintaining open connections with servers, speeding the flow of traffic, managing access to applications and data and a variety of other functions that improve the security, performance, and availability of applications.

By offloading functions from servers, BIG-IP ADCs make servers more efficient, reduce the number of servers needed to run specific applications, lower the cost of power and cooling, and drive down operating costs by simplifying the management of servers and applications. In virtual environments, this allows customers to increase the density of virtual servers running on physical servers and reduces the added complexity of managing a dynamic environment.

The core of our ADN technology is our full-proxy Traffic Management Operating System (TMOS) that enables our products to inspect and modify traffic flows to and from servers at network speed and supports a broad and growing array of functions that enhance the security, performance and availability of applications. iRules, a scripting language based on Tool Command Language (TCL), is a unique feature of TMOS that enables customers and third parties to write customized rules to inspect and modify traffic.

TMOS also supports a common software interface called iControl, which enables our products to communicate with one another and with third-party products, including custom and commercial enterprise applications. TMOS is designed to support the addition of new functionality as software modules and to exploit the performance-enhancing features of our purpose-built hardware platforms. Correspondingly, our hardware architecture integrates industry standard components with components we design ourselves to optimize TMOS and deliver performance that is demonstrably superior to competing products.

Just as our ADCs make many servers look like one, ARX storage virtualization products sit in front of network attached storage (NAS), making multiple storage devices from different vendors look like a single device to the individual clients, servers and applications that use them. In addition, ARX products simplify the migration of data between storage devices, the addition of new storage devices, and the distribution of files across tiers of storage, including cloud storage services, that reflect their relative immediacy or importance.

In connection with our products, we offer a broad range of services including consulting, training, installation, maintenance and other technical support services.

F5 Networks was incorporated on February 26, 1996 in the State of Washington. Our headquarters is in Seattle, Washington, and our mailing address is 401 Elliott Avenue West, Seattle, Washington 98119. The telephone number at our executive offices is (206) 272-5555. We have subsidiaries or branch offices in Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Indonesia, Italy, Japan, Malaysia, Mexico, Netherlands, New Zealand, Norway, the Philippines, Singapore, South Africa, South Korea, Spain, Sweden, Taiwan, Thailand, the United Arab Emirates, the United Kingdom and Vietnam. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website, www.f5.com, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Industry Background

Growth and Evolution of IP-Based Infrastructures

Internet Protocol (IP) is a communications language used to transmit data over the Internet. For more than two decades, large business and government organizations have been gradually replacing older data center architectures with IP-based infrastructures, deploying new IP-based applications and replacing or upgrading legacy applications with new IP-enabled versions. At the same time, organizations have become more geographically dispersed, and increasingly mobile workforces depend on access to corporate applications and data from remote locations and a variety of client devices including smartphones, tablets and laptops.

Within the past three years, the information technology landscape has changed dramatically as organizations have responded to the slowdown in the global economy by using technologies such as virtualization and the growing availability and sophistication of cloud computing to reduce capital and operating costs and enhance the flexibility and efficiency of their information infrastructures. These efforts are reflected in the ongoing trend toward data center consolidation that includes a reduction in both the number and size of data centers. In addition, a growing number of organizations are turning to social networking and other online vehicles to help target customers and compete more effectively in an environment of reduced consumer spending. The rapid growth of social networks such as Facebook and Twitter, coupled with the explosion of mobile devices and applications, has challenged the abilities of content and service providers to keep up with growing demand.

Along with the growth of Internet traffic, the proliferation of unstructured data such as voice, video, images, email, spreadsheets and formatted text files continues to present an enormous and increasing challenge to IT organizations. Historically, IT organizations have responded to this challenge primarily by adding more storage. File virtualization is a relatively new technology that enables organizations to store and manage files across a heterogeneous array of storage devices and lower their overall cost of storage.

Emergence of the Dynamic Data Center

From a broad perspective, the goal of IT organizations is to optimize the secure delivery of applications and data to users wherever they are and whenever they need them. In a recent survey by a leading industry research firm, global CIOs ranked developing or managing a flexible IT infrastructure as their number one priority. To achieve these goals, IT organizations are embracing virtualization technologies that enable them to group or partition data center resources to meet user demand and reconfigure these virtual resources easily and quickly as demand changes. Many are also taking advantage of the growing availability of external cloud resources as a flexible, secure and reliable alternative to owning and managing everything themselves. As a result, IT infrastructure has become increasingly dynamic, complex and reliant on IP-based networks for the delivery of applications and data. At the same time, these changes have created new challenges to the security of IP networks and the applications and data accessible over the Internet. Within the past year, sophisticated denial of service attacks have exposed a major vulnerability in the security perimeter of corporate networks by overwhelming firewalls and effectively shutting down the networks. In addition, many network-level security threats are directly related to the improper use of the same protocols applications depend on to transmit data over the wire. Intrusion detection and prevention devices, which rely on signature databases of known threats, afford some protection against these types of attack. However, they offer no protection against many of the most common threats, including information leakage, content spoofing, cross-site request forgery or “day zero” attacks designed to exploit a variety of application vulnerabilities.

In addition to preventing the threat of attacks designed to disrupt, destroy or block access to network applications, organizations are faced with the equally daunting challenge of controlling access to applications and data. The proliferation of mobile devices has given users with smart phones, tablets, and laptops the ability to access corporate data centers from virtually anywhere. This, in turn, has increased the difficulty of ensuring that mobile users are able to access applications and data for which they are authorized, and that applications and data are protected from access by unauthorized users.

Need to Optimize the Secure Delivery of Applications and Data

With the ongoing evolution and increasing complexity of IT infrastructures, there is a growing need to optimize the secure delivery of applications and data over IP networks. IP-based traffic passing between client devices and servers is divided into discrete packets that travel by multiple routes to their destination where they are reassembled. The disassembly, routing, and reassembly of transmissions are relatively straightforward and require little intelligence. By contrast, managing, inspecting, modifying, redirecting and securing application traffic going to and from servers requires intelligent systems capable of performing a broad array of functions. Broadly speaking, all of those functions are aspects of application delivery networking.

ADCs dynamically manage the flow of traffic between users and servers (physical or virtual), making them look like a single resource to the user. In addition they free up resources by offloading common network functions, such as encryption, IPv4/IPv6 translation, compression, authentication, rate-shaping, and a variety of specialized functions, including network and application security services, policy management, and WAN optimization, that would otherwise run on the servers or be coded into the applications. Since most large enterprises have hundreds — if not thousands — of servers and applications, it is not practical to replicate these functions on each server or within each virtual instance of an application. Doing so would take up valuable network resources and reduce the number of applications that could run on each server. Maintenance costs would be prohibitive and the net result would be a negative impact on the overall performance of servers and applications. Offloading specific functions onto point solutions can eliminate those problems but introduces a new set of challenges. Using point solutions from multiple vendors can create interoperability issues, and problems that do occur can be difficult to troubleshoot. From a security standpoint, it is also much more difficult to audit traffic passing through multiple devices. Providing a comprehensive set of integrated application delivery features and functions on a single, high-performance platform simplifies management of the device and the servers it sits in front of and reduces overall capital and operating costs. File virtualization delivers similar benefits by reducing the cost and complexity of file storage.

Along with other types of IP traffic, the volume of file-based information created and accessed by Internet users and network applications is growing rapidly. File virtualization allows IT organizations to map individual users and applications to a single device that can distribute files across a heterogeneous array of storage devices, keep track of their location, and retrieve them as needed. File virtualization devices maximize storage utilization and simplify the migration of data from one vendor’s storage devices to another’s. They can also be programmed to allocate files across tiers of storage systems, matching the cost, capacity, and performance of the storage devices to the type of information being stored, frequency of usage, and relative importance, substantially reducing both the capital and operating costs associated with file storage.

F5’s Strategy

Our objective is to lead the industry in delivering network architectures that integrate IP networks with applications and data, enabling the delivery of dynamic services in the data center. Those services include security, optimization and orchestration of data center operations and resources, as well as coordination of services spanning multiple data centers. Our products are designed to be strategic points of control in the IT infrastructure that allow business policies to be implemented where information is exchanged. This enables organizations to respond quickly to changing business needs, improve costly and time consuming business processes and develop new sources of revenue through highly differentiated offerings. Key components of our strategy include:

Offering a complete, integrated application delivery product suite.

Since the introduction of our TMOS architecture for application delivery networking, we have developed TMOS-based versions of our own legacy products, such as GTM and Link Controller, and acquired technology, including ASM, WebAccelerator, WAN Optimization Module (WOM), Edge Gateway and Application Policy Manager (APM). All of these products are currently available as integrated software modules on our BIG-IP family of ADCs. We believe this approach sharply differentiates our products from our competitors’ offerings and provides customers with an expanding array of integrated application delivery networking solutions that can be customized to meet their specific needs.

Investing in technology to meet evolving customer needs.

We continue to invest in research and development to provide our customers with comprehensive, integrated solutions. In application delivery networking, our product development efforts leverage the unique attributes of our software-based platforms to deliver new features and functions that address the complex, changing needs of our customers. Although the bulk of our investment in application delivery and file virtualization technologies is software development, concurrent development of tightly integrated, high-performance hardware is a key part of our investment strategy. We also look for opportunities to acquire technologies that will enable us to broaden the scope of our offerings and expand into adjacent markets.

Continuing to build and expand relationships with strategic technology partners.

To compete successfully against Cisco Systems, Inc. and other large competitors who have an established presence in our target accounts, we have developed strategic technology partnerships with enterprise software vendors, such as Microsoft, Oracle, VMware and SAP, who often have an established or growing presence in those accounts. By taking advantage of our open application programming interface, called iControl, these vendors can equip their applications to control our products in the network, enhancing overall application performance. In return, they provide us significant leverage in the selling process by recommending our products to their customers. We have also worked closely with several of these vendors to develop configurations of our products, called iApps, that are specifically designed to simplify deployment and optimize the performance of their applications. These solutions are available as templates which allow quick and easy configuration of our products for specific applications. We plan to continue building on our existing relationships and to extend our competitive edge by developing new relationships with other strategic partners.

Leveraging DevCentral, our online community of network architects and developers.

Customization of our products using iRules enhances their “stickiness” by allowing customers to solve problems in both their applications and their networks that would be difficult if not impossible to solve by other means. To promote the use of iRules, we host an online community, DevCentral, where network architects and developers can discuss and share the ways in which they use iRules to solve problems and enhance the security, performance and availability of applications. A corollary benefit is that many of the iRules solutions posted by DevCentral participants have become standard features in new releases of TMOS. DevCentral also provides a valuable window into our customers’ constantly evolving needs.

F5 Solutions

We design integrated software products that run on purpose-built hardware and are also available as virtual (software only) editions. Our products function as strategic points of control in IP networks, inspecting, modifying and directing traffic to optimize the security, availability and delivery of applications and data to any user, anywhere. We believe our products offer the most intelligent architecture and advanced functionality in the marketplace along with performance and flexibility that enable organizations to simplify management of their data center operations and integrate disparate resources to reduce operating costs, enhance productivity and improve service to employees, customers and partners.

Application Delivery Networking

Since 2004 we have expanded the breadth of features and functionality we offer well beyond the scope of application delivery networking as it has been traditionally defined. Today, we offer solutions that include application security, secure remote access, WAN optimization and access policy management, opening up large opportunities in several adjacent markets. Many of the features and functions that differentiate our products are built into TMOS, our full-proxy operating system. Others are available as software modules that run on TMOS.

Software

The core of our technology is TMOS, our Traffic Management Operating System, introduced in September 2004. The full-proxy characteristics of the TMOS architecture enable our products to intercept, inspect and act on the contents of traffic from virtually every type of IP-enabled application. In addition, the modularity of the TMOS architecture allows us to deliver tightly integrated solutions that secure, optimize and ensure the availability of applications and the networks they run on.

Traffic Management Operating System (TMOS)

Since TMOS was launched, we have introduced two major upgrades, adding hundreds of new features designed to interpret and act on specific content in the traffic passing between users and applications. TMOS Version 11.0, announced in July 2011, includes enhancements to iRules, a built-in programming language, that allows customers to create or modify policies that provide direct, granular control over how our products act on traffic at any moment within the application transaction or flow. In addition, Version 11.0 includes several new features and functions that are unique to our products:

•

iApps is a set of portable, customizable, reusable templates that enable the rapid and predictable deployment of our products in front of more than 20 applications from vendors including Microsoft, Oracle, VMware, BEA, and SAP. iApps also allows customers and partners to create templates that simplify the deployment and provisioning of their own applications.

•	ScaleN is a set of three unique capabilities that enhance the flexibility of our products:

•	Clustered Multiprocessing (CMP) allows customers to cluster and aggregate multiple processors (cores) within a BIG-IP appliance and across blades in our VIPRION chassis products.

•

Virtual Clustered Multiprocessing (vCMP) enables the creation of separate virtual ADCs within an appliance or chassis, each running a separate instance of TMOS with a different configuration and assigned to a different application.

•

Device Service Clustering (DSC) gives customers the ability to group devices and services across an array of ADCs (appliances, VIPRION chassis, or virtual editions). Devices can be added to or removed from a DSC without disrupting application services, and application services can be independently managed within the cluster.

TMOS Version 11.0 also includes a number of new security features that enhance the ability of our products to protect networks and applications against denial of service attacks and other types of security threats. Other enhancements include centralized management of multiple devices and improved visibility that allows customers to monitor and record the performance of applications and users.

Feature Modules

Many of the basic network functions our products perform are embedded as standard features in TMOS and available to our customers at no extra cost. These features include:

•	Advanced Client Authentication: Reduces costs and frees up server cycles by eliminating the need to manage and enforce authentication individually across applications.

•	Advanced Routing: Allows our products to manage the routing information used by traffic traversing networks and to share that information with other devices.

•	Fast Cache: Improves server and application performance by eliminating the need for servers to handle repeated requests for identical content.

•	Intelligent Compression: Reduces the volume of outgoing traffic as necessary to optimize transmission to individual users.

•	IPv6 Gateway: Provides complete translation and load-balancing between v4 and v6 networks, and directs traffic across mixed IPv6 and IPv4 devices.

•	L7 Rate Shaping: Reserves bandwidth for higher priority applications to ensure that low-priority traffic doesn’t interfere with critical business applications.

•	Protocol Security: Prevents security attacks directed at HTTP, SMTP and FTP servers.

•

SSL Acceleration: Frees up valuable space on physical and virtual servers by offloading compute-intensive SSL encryption and decryption. Basic SSL Acceleration is included with every product. Depending on the hardware platform, customers can purchase up to 200,000 transactions per second of incremental performance.

Product Modules

In addition to the features and functions embedded in TMOS, we offer a family of integrated software solutions that cover a broad range of application-aware network functions from load-balancing to application security. Depending on a number of factors, including the hardware platform they have purchased, the application they are running, and their performance and security requirements, customers may purchase one or more of these modules in addition to Local Traffic Manager (LTM), which is included with every hardware product. The following software modules are currently available on all BIG-IP and VIPRION products except BIG-IP 1600:

•

Local Traffic Manager (LTM): LTM, which provides intelligent load-balancing and traffic management, is standard on all BIG-IP appliances and VIPRION chassis-based systems. As a strategic point of control between servers and users, LTM manages the flow and distribution of all traffic passing through our products, ensuring that applications are secure, fast and available.

•

Global Traffic Manager (GTM): GTM automatically directs users to the closest or best-performing data center based on business policy, geolocation, and volume spikes, regardless of their cause. When users try to access a data center that is overloaded or unreachable, GTM automatically and seamlessly directs them to a secondary data center. It also automates the process of tracking and managing interdependencies among individual services in distributed applications. In addition, GTM enhances DNS security by automatically scaling to absorb a rapid increase in queries resulting from a denial of service attack.

•

Access Policy Manager (APM): APM provides secure, granular, context-aware control of access to applications while simplifying authentication, authorization, and accounting (AAA) management. An optional endpoint security service validates client devices to protect organizations from viruses or malware infections, accidental data loss, and rogue device access. This allows users to apply repeatable access policies across many applications and servers with centralized visibility of their authorization infrastructure. APM’s Visual Policy Editor makes it easy to create individual and group access policies for many different identities, locations, and web authentication environments. APM also provides dynamic access control by creating access control lists based on user identity, IP address, and attributes such as group membership pulled from standard directory services.

•

Application Security Manager (ASM): ASM is an application firewall that provides comprehensive, proactive, application-layer protection against both generalized and targeted attacks. Combining a positive security model (“deny all unless allowed”) with signature-based detection, ASM can prevent “day-zero” attacks in addition to known security threats.

•

Link Controller: For organizations with more than one Internet Service Provider (ISP), Link Controller monitors the health and availability of each connection. In the event of a failure, traffic is dynamically directed across other available links so users and external customers stay connected. Link Controller includes an optional compression feature that reduces WAN link bandwidth for lower ISP costs and cuts down on bandwidth bottlenecks for faster application delivery.

•

WAN Optimization Manager (WOM): WOM integrates application delivery with WAN optimization technologies, enabling traditional acceleration functions, such as SSL offloading, compression, caching, and traffic prioritization, to combine with optimization technologies like symmetric adaptive compression and application quality of service. As the foundation for site-to-site communication, iSessions, a basic feature of TMOS, allows any two BIG-IP devices to be deployed symmetrically, creating a secure site-to-site connection, improving transfer rates and bandwidth usage, and offloading applications for more efficient data center to data center WAN communication.

•

WebAccelerator: WebAccelerator speeds web transactions by optimizing individual network object requests, connections, and end-to-end transactions from the browser through to databases. WebAccelerator enhances web application performance from any location, speeding up interactive performance, improving download times, utilizing bandwidth more efficiently, and dramatically reducing the cost and response time of delivering Web-enabled applications to distributed users where it is not possible to deploy an end-point device. Devices running WebAccelerator can also be placed at key remote locations to provide acceleration to end-users above and beyond TCP optimizations and HTTP compression.

•	Message Security: Reputation-based, perimeter anti-spam solution that extends security for message applications to the edge of the corporate network and eliminate unwanted e-mail.

Virtual ADCs

Currently, Local Traffic Manager (LTM), Global Traffic Manager (GTM), Application Security Manager (ASM), Access Policy Manager (APM), and WAN Optimization Manager (WOM) are also available as virtual editions of BIG-IP, designed to run on standard servers and to supplement our other products in hybrid environments. BIG-IP VEs also give our customers a cost-effective way to test and configure our products and help determine which systems and modules will best meet their specific needs.

Hardware

All of our purpose-built hardware platforms are designed to enhance the performance of our software. Currently we offer two lines of ADN products: our BIG-IP family of ADCs; and our scalable, chassis-based VIPRION ADCs. Both BIG-IP and VIPRION run TMOS and support all of our product software modules. We also sell specialty appliances that integrate specific software services and are only available as standalone products.

Data sheets for all of our hardware platforms are available in the products section of our website.

BIG-IP Application Delivery Controllers

Products in our family of BIG-IP application delivery controllers differ primarily in their performance characteristics resulting from the hardware components and configurations that make up each system. Our current family of BIG-IP appliances includes BIG-IP 1600, BIG-IP 3600, BIG-IP 3900, BIG-IP 6900, BIG-IP 8900, BIG-IP 8950, and BIG-IP 11050.

VIPRION Application Delivery Controllers

Currently we offer two products in our line of chassis-based application delivery controllers. VIPRION 4400 and VIPRION 2400 both consist of a chassis with slots for one to four blades, each equipped with two dual-core processors. VIPRION’s unique architecture distributes traffic across all available processors and allows customers to add or remove blades without disrupting traffic. It also helps customers simplify their networks by consolidating ADCs, saving management costs as well as power, space, and cooling in the datacenter.

VIPRION 4400 was introduced in January 2008 and has remained the high end of our application delivery controller product family in both performance and price. The current P200 blades, introduced in January 2010, doubled the overall performance of the platform.

VIPRION 2400, introduced in June 2011, was designed to make the VIPRION architecture available to customers who want the features and benefits of the platform but do not require the top-end performance of VIPRION 4400. A VIPRION 2400 chassis with one blade has a retail price comparable to the mid-range of our BIG-IP product family. A fully-loaded VIPRION 2400 (chassis with four blades) delivers approximately half the throughput of a fully-loaded VIPRION 4400 at roughly half the price.

Both VIPRION products support all the features, functions and capabilities of TMOS Version 11.0, including clustered multiprocessing (CMP), virtual clustered multiprocessing (vCMP), and device service clustering (DSC).

Specialty Appliances

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

The FirePass appliance is available in three configurations — FirePass 1200, FirePass 4100 and FirePass 4300 — designed to support up to 2,000 concurrent users. In addition, we offer FirePass Virtual Edition, which runs in a VMware virtual environment.

Edge Gateway

BIG-IP Edge Gateway is an advanced remote access product that provides context-aware, policy controlled, secure remote access to applications at LAN speed. Edge Gateway integrates our SSL VPN remote access technology with application acceleration and optimization services at the edge of the network, giving customers remote access, access control, site-to-site security, and application acceleration on one efficient, scalable, cost-effective platform. An optional endpoint security service validates client devices with policy to protect organizations from viruses or malware infections, accidental data loss, and rogue device access.

Edge Gateway is available as a standalone solution on the BIG-IP 1600, 3600, 3900, 6900 and 8900 platforms.

Enterprise Manager

Enterprise Manager provides a single, centralized management console for our application delivery controllers. Enterprise Manager allows customers with dozens or hundreds of our products to discover and view those products in a single window, and to upgrade or modify the software on those products simultaneously. This lowers the cost and simplifies the task of deploying, managing and maintaining our products and reduces the likelihood of error when blanket changes are implemented.

Enterprise Manager is available on three hardware platforms — Enterprise Manager 4000, Enterprise Manager 3000, and Enterprise Manager 500 — and as a virtual edition.

Data Solutions

F5’s data solutions products address many of the problems associated with managing today’s rapidly expanding file storage infrastructure. The ARX product family is a series of high performance, enterprise-class, intelligent file virtualization devices that simplify the management of file storage environments and lower total storage costs by automating data management tasks and eliminating the disruption associated with storage management operations. Unique capabilities of our ARX products include:

•	Non-disruptive Data Migration. Automated movement of files between heterogeneous storage devices without affecting access or requiring client reconfiguration.

•	Automated Storage Tiering. Automated storage of data on tiers of heterogeneous storage devices.

•	Dynamic Load-balancing. Dynamic distribution of files across multiple file storage devices, eliminating “hotspots” or bottlenecks.

•	Efficient Data Replication. Replication of files between heterogeneous storage platforms for efficient and cost effective disaster recovery and centralized backup applications.

•

Centralized Data Management. Data Manager, a Windows-based reporting tool, simplifies file virtualization deployments and helps organizations monitor multiple file storage resources through a centralized and extensible storage management platform.

Currently, the ARX series includes three products. ARX 500 and ARX 2000 are stand-alone devices that can support up to 600 and 6,000 users, respectively. ARX 4000 is a fixed form-factor device supporting 10 gigabit Ethernet, capable of managing more than 2 billion files, and able to support up to 12,000 users. ARX is also available in a virtual edition.

To enable our customers to take advantage of inexpensive cloud storage alternatives, we offer ARX Cloud Extender, a software solution that works in concert with the automated storage tiering capabilities of ARX to extend the file storage infrastructure seamlessly from the data center to the cloud.

Product Development

We believe our future success depends on our ability to maintain technology leadership by continuing to improve our products and by developing new products to meet the changing needs of our customers. Our product development organization employs a standard process for the development, documentation and quality control of software and systems that is designed to meet these goals. This process includes working with our business development and marketing teams, product managers, customers and partners to identify new or improved solutions that meet the evolving needs of our addressable markets.

Our principal software engineering team is located in our headquarters in Seattle, Washington. Product development for FirePass, APM, WOM and WebAccelerator is located in San Jose, California. ASM product development is located in Tel Aviv, Israel. ARX product development is located in Lowell, Massachusetts. Our hardware engineering team is located in Spokane, Washington. In addition, we maintain a dedicated facility for product testing and quality control in Tomsk, Russia. Members of all our product development teams collaborate closely with one another to ensure the interoperability and performance of our hardware and software systems.

During the fiscal years ended September 30, 2011, 2010 and 2009, we had research and product development expenses of $138.9 million, $118.3 million, and $103.7 million, respectively.

Customers

Our customers include a wide variety of enterprise customers and service providers among Fortune 1000 and Business Week Global 1000 companies, including those in technology, telecommunications, financial services, transportation, education, manufacturing and healthcare, along with government customers. In fiscal year 2011, international sales represented 41.2% of our net revenues. Refer to Note 10 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our revenues by geographic area.

Sales and Marketing

Sales

We sell our products and services to large enterprise customers and service providers through a variety of channels, including distributors, value-added resellers (VARs) and systems integrators. A substantial amount of our revenue for fiscal year 2011 was derived from these channel sales. Our sales teams work closely with our channel partners and also sell our products and services directly to major accounts.

F5 sales teams. Our inside sales team generates and qualifies leads for regional sales managers and helps manage accounts by serving as a liaison between the field and internal corporate resources. Our field sales personnel are located in major cities in four sales regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan; and the Asia Pacific region (APAC). Field sales personnel work closely with our channel partners to assist them, as necessary, in the sale of our products and services to their customers. We also sell our products and services directly to customers, primarily large enterprises, whose accounts are managed by our major account services team. Field systems engineers support our regional sales managers and channel partners by participating in joint sales calls and providing pre-sale technical resources as needed.

Distributors and VARs. As a key component of our sales strategy, we have established relationships with a number of large national and international distributors, local and specialized distributors and VARs. We derive a majority of our product sales from these distributors and VARs.

Our agreements with these channel partners are not exclusive and do not prevent them from selling competitive products. These agreements typically have terms of one year with no obligation to renew, and typically do not provide for exclusive sales territories or minimum purchase requirements.

For fiscal year 2011, sales to two of our worldwide distributors, Avnet Technology Solutions and Ingram Micro, represented 18.1% and 10.7% of our total revenues, respectively. Our agreements with these distributors are standard, non-exclusive distribution agreements that renew automatically on an annual basis and can be terminated by either party with 30 days prior written notice. The agreements grant Avnet Technology Solutions and Ingram Micro the right to distribute our products to resellers in North America and certain other territories internationally, with no minimum purchase requirements.

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

Another key component of our marketing strategy is to develop and expand our iControl partnerships. Working closely with our partners, we have developed customizable solutions templates called iApps that help ensure the successful deployment and delivery of their applications over the network. These solution templates have been integrated into TMOS Version 11.0 and allow customers to configure our products quickly and easily to optimize the performance of specific applications from major software vendors such as Microsoft, Oracle, SAP and VMware.

To support the growing number of developers using our products, including network and application architects, we continue to promote and expand DevCentral, our on-line community website that provides technical resources to customers, prospects and partners wanting to extend and optimize F5 solutions using iRules. A key aspect of DevCentral is an on-line forum where developers as well as application and network architects discuss and share solutions they have written with iRules. At the end of fiscal year 2011, DevCentral had more than 87,500 registered members.

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

Backlog

At the end of fiscal years 2011 and 2010, we had product backlog of approximately $40.9 million and $50.3 million, respectively. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers or product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be cancelled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.

Customer Service and Technical Support

We believe that our ability to provide consistent, high-quality customer service and technical support is a key factor in attracting and retaining large enterprise customers. Accordingly, we offer a broad range of support services that include installation, phone support, hardware repair and replacement, software updates, online tools, consulting and training services.

We provide these services directly to end users and also utilize a multi-tiered support model, leveraging the capabilities of our channel partners when applicable. Our technical support staff is strategically located in regional service centers to support our global customer base.

Prior to the installation of our products, our services personnel work with customers to analyze their network needs and determine the best way to deploy our products and configure product features and functions to meet those needs. Our services personnel also provide on-site installation and training services to help customers make optimal use of product features and functions.

Our customers typically purchase a one-year maintenance contract which entitles them to an array of services provided by our technical support team. Maintenance services provided under the contract include online updates, software error correction releases, hardware repair and replacement, and, in the majority of cases, round-the-clock call center support. Free updates of our software are available to customers with a current maintenance contract. Our technical support team also offers seminars and training classes for customers on the configuration and use of products, including local and wide area network system administration and management. In addition, we have a professional services team able to provide a full range of fee-based consulting services, including comprehensive network management, documentation and performance analysis, and capacity planning to assist in predicting future network requirements.

As part of our maintenance service, we offer an online, automated, self-help customer support function called “Ask F5” that provides answers to many commonly asked questions, allowing customers to get information and solve problems quickly while significantly reducing the number of calls to our support desk. This enables us to provide comprehensive customer support while keeping our support-related expenses at a manageable, consistent level. We also offer an online service called iHealth, which allows customers to diagnose up-to-the-minute snapshots of their BIG-IP systems. Diagnoses include tailored feedback about configuration issues or code defects, a description of the issue, recommendations for resolution, and a link to further information in the AskF5™ Knowledge Base.

Manufacturing

We outsource the manufacturing of our pre-configured hardware platforms to third party contract manufacturers for assembly according to our specifications.

Flextronics manufactures our ADC product line, and Sanmina-SCI manufactures our ARX product line. The subcontracting activity at Flextronics and Sanmina-SCI encompasses prototype builds, full production and direct fulfillment. Our contract manufacturers perform the following activities on our behalf; material procurement, PCB assembly and test, final assembly, system test, quality control, direct shipment and warranty repairs. We provide a rolling forecast that allows our contract manufacturers to stock component parts and other materials, plan capacity and build finished goods inventory in anticipation of end user demand. Each of the contract manufacturers procures components in volumes consistent with our forecast, necessary to assemble the products and tests the products according to our specifications. Products are then shipped to our distributors, value-added resellers, or end users. Generally, we do not own the components. Title to the products transfers from the contract manufacturers to us and then to our customers upon delivery at a designated shipment location. If the components are unused or the products are not sold within specified periods of time, we may incur carrying charges or obsolete material charges for components that our contract manufacturers purchased to build products to meet our forecast or customer orders.

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

Competition

The expanding capabilities of our product offerings have enabled us to address a growing array of market opportunities, many of which are outside the bounds of the application delivery networking market as defined and measured by industry analysts such as Gartner Group, Dell’Oro and others. In addition to server load-balancing and other functions normally associated with application delivery, our suite of integrated product modules has expanded our addressable market into security, WAN optimization, and policy management, where we compete with a growing number of companies not included among traditional ADC vendors. The ability to create custom network services using iRules has also enabled us, our customers, and our partners to design solutions to problems for which there is no off-the-shelf solution. As a result, we believe the traditional definitions of our market do not encompass all of the features, functions and capabilities of our products or accurately represent the addressable market for those products.

Within the more narrowly defined traditional ADC market, several companies sell server load-balancing products. These include Brocade Communications Systems, Inc., Cisco Systems, Inc., Citrix Systems, Inc., Radware Ltd., and a number of smaller competitors: A10 Networks, Array Networks, Inc., Barracuda Networks, Inc., and Riverbed Technology, which recently acquired Zeus Technology Ltd.

While file virtualization remains an early-stage market, we believe our ARX products are unique in terms of technology and functionality and are well positioned within this emerging market.

The principal competitive factors in the markets in which we compete include product features and performance, customer support, brand recognition, the scope of distribution and sales channels and pricing. Certain of our competitors have and may in the future adopt aggressive pricing policies to gain market share. However, because of the superior performance, broad functionality and unique capabilities of our products, which have resulted in high levels of customer satisfaction and growing brand awareness, we believe that we can and will compete effectively against such pricing policies.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have obtained 95 patents in the United States, 10 foreign patents and have applications pending for various aspects of our technology. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

In addition to our own proprietary software, we incorporate software licensed from several third-party sources into our products. These licenses generally renew automatically on an annual basis. We believe that alternative technologies for these licenses are available both domestically and internationally.

Employees

As of September 30, 2011, we had 2,488 full-time employees, including 610 in product development, 1,080 in sales and marketing, 528 in professional services and technical support and 270 in finance, administration and operations. None of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Executive Officers of the Registrant

The following table sets forth certain information with respect to our executive officers as of November 22, 2011:

Name	Age	Position
John McAdam	60	President, Chief Executive Officer and Director
Mark Anderson	49	Senior Vice President of Worldwide Sales
Jeffrey A. Christianson	54	Senior Vice President and General Counsel
Edward J. Eames	53	Senior Vice President of Business Operations
Dan Matte	45	Senior Vice President of Marketing and Business Development
Andy Reinland	47	Senior Vice President and Chief Finance Officer
Manuel F. Rivelo	47	Senior Vice President of Security and Strategic Solutions
John Rodriguez	51	Senior Vice President and Chief Accounting Officer
Karl Triebes	44	Senior Vice President of Product Development and Chief Technical Officer

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

Manuel F. Rivelo has served as Senior Vice President of Security and Strategic Solutions at F5 Networks since October 2011. Prior to joining F5, Mr. Rivelo served as Senior Vice President — Engineering Operations and Systems for Cisco Systems, Inc. During his 19-year career at Cisco, Rivelo was a member of the Cisco Development Counsel, the senior leadership team of the Cisco Development Organization. While at Cisco, he also served as head of the worldwide systems engineering organization. His managerial career spans over 25 years in product engineering, strategic planning, business operations, field engineering sales and IT. Rivelo serves on the board of directors of Apollo Group, Inc., one of the world’s largest private education providers. He holds a bachelor’s and master’s degree in Electrical Engineering from the Stevens Institute of Technology.

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

Our quarterly and annual operating results may fluctuate in future periods, which may cause our stock price to fluctuate

Our quarterly and annual operating results have varied significantly in the past and could vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing and recently volatile U.S. and global economic environment, which may cause our stock price to fluctuate. In particular, we anticipate that the size of customer orders may increase as we continue to focus on larger business accounts. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. In the past, a majority of our sales have been realized near the end of a quarter. Accordingly, a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that fiscal year. Additionally, we have exposure to the credit risks of some of our customers and sub-tenants.

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

In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include, but are not limited to:

•	fluctuations in demand for our products and services due to changing market conditions, pricing conditions, technology evolution, seasonality, or other changes in the global economic environment;

•	changes or fluctuations in sales and implementation cycles for our products and services;

•	reduced visibility into our customers’ spending and implementation plans;

•	reductions in customers’ budgets for data center and other IT purchases or delays in these purchases;

•	fluctuations in our gross margins, including the factors described herein, which may contribute to such fluctuations;

•	our ability to control costs, including operating expenses, the costs of hardware and software components, and other manufacturing costs;

•	our ability to develop, introduce and gain market acceptance of new products, technologies and services, and our success in new and evolving markets;

•	any significant changes in the competitive environment, including the entry of new competitors or the substantial discounting of products or services;

•	the timing and execution of product transitions or new product introductions, and related inventory costs;

•	variations in sales channels, product costs, or mix of products sold;

•	our ability to establish and manage our distribution channels, and the effectiveness of any changes we make to our distribution model;

•	the ability of our contract manufacturers and suppliers to provide component parts, hardware platforms and other products in a timely manner;

•	benefits anticipated from our investments in sales, marketing, product development, manufacturing or other activities; and

•	changes in tax laws or regulations, or other accounting rules.

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

Our success depends on sales and continued innovation of our Application Delivery Networking product lines

For the fiscal year ended September 30, 2011, we derived approximately 97.4% of our net product revenues, or approximately 61.0% of our total net revenues, from sales of our Application Delivery Networking (ADN) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability and performance problems for our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.

We may not be able to compete effectively in the emerging application delivery networking and file virtualization markets

The markets we serve are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors in the application delivery networking market include Brocade Communications Systems, Inc., Cisco Systems, Inc., Citrix Systems, Inc. and Radware Ltd. In the adjacent WAN Optimization Controller market, we compete with Blue Coat Systems, Inc., Cisco, Citrix, Juniper Networks, Inc. and Riverbed Technology, Inc. In the file virtualization market, we compete with EMC Corporation. We expect to continue to face additional competition as new participants enter our markets. As we continue to expand globally, we may see new competitors in different geographic regions. In addition, larger companies with significant resources, brand recognition, and sales channels may form alliances with or acquire competing application delivery networking solutions from other companies and emerge as significant competitors. Potential competitors may bundle their products or incorporate an Internet traffic management or security component into existing products in a manner that discourages users from purchasing our products. Any of these circumstances may limit our opportunities for growth and negatively impact our financial performance.

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

We may not be able to adequately protect our intellectual property, and our products may infringe on the intellectual property rights of third parties

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

We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business

We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two worldwide distributors of our products accounted for 28.8% of our total net revenue for fiscal year 2011. Two worldwide distributors of our products accounted for 24.7% of our total net revenue for fiscal year 2010. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.

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

Our investments in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments

At September 30, 2011, the fair value of our AAA/A- (or equivalent) rated municipal auction rate securities (ARS) was approximately $13.0 million. We may not be able to liquidate these ARS and realize their full carrying value unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security otherwise matures. While we do not believe the decline in the carrying values of these municipal ARS is permanent, if the issuers of these securities are unable to successfully close future auctions and their credit ratings are lowered, we may be required to record future impairment charges related to these investments, which would harm our results of operations. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified these investments as long-term as of September 30, 2011.

Our operating results are exposed to risks associated with international commerce

As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to recessionary economic cycles or protracted slowdowns in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements and natural disasters. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. International sales represented 41.2% and 41.4% of our net revenues for the fiscal years ended September 30, 2011 and 2010, respectively.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease our principal administrative, sales, marketing, research and development facilities, which are located in Seattle, Washington and consist of approximately 300,000 square feet. In April 2010, we amended and restated the lease agreement for the three buildings that serve as our corporate headquarters. The lease commenced in April, July and August of 2010 for various sections of the first building; and August 2010 for the second and third buildings. The lease for all three buildings will expire in 2022 with an option for renewal. In October 2006, we entered into an agreement to lease a building adjacent to the three buildings that serve as our corporate headquarters. This lease will expire in 2018. During 2008, we entered into two separate sublease agreements to sublease approximately 112,500 square feet of this building. One sublease will expire in 2013. In March 2010, we amended the second sublease, which expanded the subleased space by approximately 11,700 square feet and extended the term of the sublease to 2018.

We believe that our existing properties are in good condition and suitable for the conduct of our business. We also lease office space for our product development personnel in Spokane, Washington, San Jose, California, Lowell, Massachusetts, Israel, and Russia and for our sales and support personnel in Georgia, Illinois, New York, Washington D.C., Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Indonesia, Italy, Japan, Malaysia, Mexico, Netherlands, New Zealand, Norway, the Philippines, Singapore, South Africa, South Korea, Spain, Sweden, Taiwan, Thailand, the United Arab Emirates, the United Kingdom and Vietnam. We believe that our future growth can be accommodated by our current facilities or by leasing additional space if necessary.

Item 3. Legal Proceedings

We are not aware of any pending legal proceedings that, individually or in the aggregate, are reasonably possible to have a material adverse effect on our business, operating results, or financial condition. We may in the future be party to litigation arising in the ordinary course of business, including claims that we allegedly infringe upon third-party intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

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

	Fiscal Year 2011		Fiscal Year 2010
	High	Low	High	Low
First Quarter	$143.75	$89.05	$53.59	$37.93
Second Quarter	$145.76	$91.10	$65.10	$47.11
Third Quarter	$114.90	$92.03	$77.10	$60.50
Fourth Quarter	$119.69	$69.01	$107.30	$66.79

The last reported sales price of our common stock on the Nasdaq Global Select Market on November 17, 2011 was $107.10.

As of November 17, 2011, there were approximately 70 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Dividend Policy

Our policy has been to retain cash to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.

Unregistered Securities Sold in 2011

We did not sell any unregistered shares of our common stock during the fiscal year 2011.

Issuer Purchases of Equity Securities

On October 26, 2010, we announced that our Board of Directors approved a new program to repurchase up to an additional $200 million of our outstanding common stock. On August 15, 2011, we announced that our Board of Directors authorized an additional $200 million for our common stock share repurchase program. This new authorization is incremental to the existing $200 million program, approved in October 2010. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs may be discontinued at any time. As of November 17, 2011, we had repurchased and retired 7,601,631 shares at an average price of $58.21 per share under the programs.

Shares repurchased and retired as of November 17, 2011 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2010 — October 31, 2010	—	$—	—	$237,564
November 1, 2010 — November 30, 2010	126,125	$120.30	126,125	$222,384
December 1, 2010 — December 31, 2010	71,519	$137.24	71,519	$212,565

January 1, 2011 — January 31, 2011	43,200	$106.71	43,200	$207,953
February 1, 2011 — February 28, 2011	203,785	$118.36	203,785	$183,823
March 1, 2011 — March 31, 2011	157,948	$112.55	157,948	$166,038

April 1, 2011 — April 30, 2011	—	$—	—	$166,038
May 1, 2011 — May 31, 2011	265,720	$103.66	265,720	$138,481
June 1, 2011 — June 30, 2011	205,913	$108.94	205,913	$116,038

July 1, 2011 — July 31, 2011	26,657	$99.45	26,657	$113,386
August 1, 2011 — August 31, 2011	1,091,868	$77.61	1,091,868	$228,595
September 1, 2011 — September 30, 2011	794,244	$78.71	794,244	$166,038

October 1, 2011 — October 31, 2011	—	$—	—	$366,038
November 1, 2011 — November 17, 2011	82,300	$108.03	82,300	$157,144

On October 25, 2011, we announced that our Board of Directors authorized an additional $200 million for our common stock share repurchase program. This new authorization is incremental to the existing $400 million program, initially approved in October 2010 and expanded in August 2011.

Performance Measurement Comparison of Shareholder Return

The following graph compares the annual percentage change in the cumulative total return on shares of our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index for the period commencing September 30, 2006, and ending September 30, 2011.

Comparison of Cumulative Total Return

On Investment Since September 30, 2006*

The Company’s closing stock price on September 30, 2011, the last trading day of the Company’s 2011 fiscal year, was $71.05 per share.

*	Assumes that $100 was invested September 30, 2006 in shares of Common Stock and in each index, and that all dividends were reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Item 6. Selected Financial Data

The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of September 30, 2011 and 2010 and the consolidated statement of operations data for the years ended September 30, 2011, 2010 and 2009 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this report. The consolidated balance sheet data as of September 30, 2009, 2008 and 2007 and the consolidated statement of operations for the years ended September 30, 2008 and 2007 are derived from our audited consolidated financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Years Ended September 30,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Net revenues
Products	$721,975	$561,142	$406,529	$452,929	$392,921
Services	429,859	320,830	246,550	197,244	132,746

Total	1,151,834	881,972	653,079	650,173	525,667

Cost of net revenues
Products	129,325	113,834	95,209	102,400	84,094
Services	78,679	58,118	47,517	46,618	34,230

Total	208,004	171,952	142,726	149,018	118,324

Gross profit	943,830	710,020	510,353	501,155	407,343

Operating expenses
Sales and marketing	370,735	293,201	225,193	237,175	175,555
Research and development	138,910	118,314	103,664	103,394	69,030
General and administrative	83,523	68,503	55,243	56,001	49,256
In-process research and development(1)	—	—	—	—	14,000
Loss on facility exit and sublease(2)	—	—	—	5,271	—
Restructuring charges(3)	—	—	4,329	—	—

Total	593,168	480,018	388,429	401,841	307,841

Income from operations	350,662	230,002	121,924	99,314	99,502
Other income, net	10,089	7,625	9,724	18,950	28,191

Income before income taxes	360,751	237,627	131,648	118,264	127,693
Provision for income taxes	119,354	86,474	40,113	43,933	50,693

Net income	$241,397	$151,153	$91,535	$74,331	$77,000

Net income per share — basic(4)	$2.99	$1.90	$1.16	$0.90	$0.93

Weighted average shares — basic(4)	80,658	79,609	78,842	82,290	83,205

Net income per share — diluted(4)	$2.96	$1.86	$1.14	$0.89	$0.90

Weighted average shares — diluted(4)	81,482	81,049	80,073	83,428	85,137

Consolidated Balance Sheet Data
Cash, cash equivalents, and short-term investments	$542,550	$428,496	$317,128	$190,186	$258,465
Restricted cash(5)	162	195	2,729	2,748	3,959
Long-term investments	470,203	433,570	257,294	261,086	216,366
Total assets	1,568,549	1,362,192	1,068,645	939,223	944,288
Long-term liabilities	90,806	71,409	46,611	34,143	20,301
Total shareholders’ equity	1,105,436	1,003,698	799,020	718,259	770,577

(1)	In-process research and development (IPR&D) expense represents the amount of IPR&D that we acquired in the Acopia Networks, Inc. (“Acopia”) acquisition.
(2)	Loss on facility exit and sublease expense represents a charge related to the closure of our office space in Bellevue, Washington and the consolidation of our corporate headquarters in Seattle, Washington.
(3)	Restructuring charges represent the expense related to the consolidation of facilities, accelerated depreciation on tenant improvements, and a reduction in workforce that took place in the second quarter of fiscal 2009 as part of a comprehensive restructuring program.

(4)	Share and per share amounts have been adjusted as appropriate to reflect a two-for-one stock-split effective August 2007.
(5)	Restricted cash represents escrow accounts established in connection with lease agreements for our facilities.

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

Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•

Revenues. The majority of our revenues are derived from sales of our Application Delivery Networking (ADN) products including our high end VIPRION chassis and related software modules; BIG-IP Local Traffic Manager, BIG-IP Global Traffic Manager, BIG-IP Link Controller, BIG-IP Application Security Manager, BIG-IP Edge Gateway, BIG-IP WAN Optimization module, BIG-IP Access Policy Manager, and WebAccelerator; FirePass SSL VPN appliance; and our ARX file virtualization products. We also derive revenues from the sales of services including annual maintenance contracts, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

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

•

Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for fiscal year 2011 was primarily due to cash provided by operating activities of $416.9 million. This increase was partially offset by $271.5 million of cash used to repurchase outstanding common stock under our share repurchase program in fiscal year 2011. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for fiscal year 2011 were comprised primarily of information technology infrastructure and equipment to support the growth of our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•

Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in fiscal 2011 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the fourth quarter of fiscal year 2011 was 47.

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

•

Persuasive evidence of an arrangement exists. Evidence of an arrangement generally consists of a purchase order issued pursuant to the terms and conditions of a distributor, reseller or end user agreement.

•	Delivery has occurred. We use shipping or related documents, or written evidence of customer acceptance, when applicable, to verify delivery or completion of any performance terms.

•

The sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

•

Collectability is reasonably assured. We assess collectability primarily based on the creditworthiness of the customer as determined by credit checks and related analysis, as well as the Customer’s payment history.

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

Whenever product, training services and post-contract customer support (PCS) elements are sold together, a portion of the sales price is allocated to each element based on their respective fair values as determined when the individual elements are sold separately. Revenue from the sale of products is recognized when the product has been shipped and the customer is obligated to pay for the product. When rights of return are present and we cannot estimate returns, we recognize revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes a limited period of telephone support updates, repair or replacement of any failed product or component that fails during the term of the agreement, bug fixes and rights to upgrades, when and if available. Consulting services are customarily billed at fixed hourly rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.

In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards for revenue recognition to remove from the scope of industry-specific software revenue recognition guidance any tangible products containing software components and non-software components that operate together to deliver the products essential functionality. In addition, the FASB amended the accounting standards for certain multiple element revenue arrangements to:

•	Provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated, and how the arrangement consideration should be allocated to the separate elements;

•

Require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, where the selling price for an element is based on vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if available and VSOE is not available; or the best estimate of selling price (BESP), if neither VSOE or TPE is available; and

•	Eliminate the use of the residual method and require an entity to allocate arrangement consideration using the selling price hierarchy.

We adopted this guidance in the first quarter of fiscal year 2011 on a prospective basis for applicable arrangements originating or materially modified after October 1, 2010. The impact of this adoption was not material to our financial position and results of operations for the fiscal year ended September 30, 2011.

The majority of our products are hardware appliances that contain software essential to the overall functionality of the products. Accordingly, we no longer recognize revenue on sales of these products in accordance with the industry-specific software revenue recognition guidance.

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

We use historical sales transactions to determine whether VSOE can be established for each of the elements. In most instances, VSOE is the sales price of actual standalone (unbundled) transactions within the past 12 month period that are priced within a reasonable range, which we have determined to be plus or minus 15% of the median sales price of each respective price list.

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

We are typically not able to determine TPE for our products or services. TPE is based on competitor prices for similar elements when sold separately. Generally, our go-to-market strategy differs from that of other competitive products or services in our markets and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine the selling prices on a stand-alone basis of similar products offered by our competitors.

When we are unable to establish the selling price of our non-software elements using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We are generally not able to establish VSOE for non-software product sales. Under software revenue recognition guidance, these product sales were accounted for utilizing the residual method. With the adoption of the new revenue recognition guidance, we have been able to establish BESP for non-software product sales through the list price, less a discount deemed appropriate to maintain a reasonable gross margin. Management regularly reviews the gross margin information. Non-software product BESP is determined through our review of historical sales transactions within the past 12 month period. Additional factors considered in determining an appropriate BESP include, but are not limited to, cost of products, pricing practices, geographies, customer classes, and distribution channels.

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

Stock-Based Compensation. We account for stock-based compensation using the straight-line attribution method for recognizing compensation expense over the requisite service period of the related award. We recognized $89.7 million and $70.8 million of stock-based compensation expense for the years ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was $105.5 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.

We issue incentive awards to our employees through stock-based compensation consisting of restricted stock units (RSUs). The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of our common stock on the date of grant. No stock options were granted in fiscal years 2011, 2010 and 2009.

We recognize compensation expense for only the portion of RSUs that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to our executive officers and Board of Directors versus grants awarded to all other employees, we developed separate forfeiture expectations for these two groups. In fiscal year 2011, the estimated forfeiture rate for grants awarded to our executive officers and Board of Directors was approximately 3% and the estimated forfeiture rate for grants awarded to all other employees was approximately 9%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.

We recognize compensation costs for awards with performance conditions when we conclude it is probable that the performance condition will be achieved. We reassess the probability of vesting at each balance sheet date and adjust compensation costs based on our probability assessment.

Common stock repurchase. On October 26, 2010, we announced that our Board of Directors approved a new program to repurchase up to an additional $200 million of our outstanding common stock. Our Board of Directors authorized an additional $200 million on August 15, 2011 and an additional $200 million on October 25, 2011, for our common stock share repurchase program. These new authorizations are incremental to the existing $200 million program, previously announced as authorized in October 2010. As of November 17, 2011, we had repurchased and retired 7,601,631 shares at an average price of $58.21 per share.

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

The determination of the net carrying value of goodwill and intangible assets and the extent to which, if any, there is impairment are dependent on material estimates and judgments on our part, including the useful life over which the intangible assets are to be amortized, and the estimates of the value of future net cash flows, which are based upon further estimates of future revenues, expenses and operating margins. We review our goodwill annually for impairment in the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. In March 2011, we completed our annual impairment test and concluded that there was no impairment of goodwill. We have considered the assumptions used in the test and noted that no reasonably possible changes would reduce the fair value of the reporting unit to such a level that would cause an impairment charge. Additionally, we considered potential impairment indicators at September 30, 2011 and noted no indicators of impairment.

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

Our investments also include auction rate securities (ARS) that are classified as available-for-sale. ARS are reported at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders’ equity. We believe these investments may remain illiquid for longer than twelve months and as a result, we have classified these investments as long-term as of September 30, 2011. We used the income approach to determine the fair value of our ARS using a discounted cash flow analysis. The assumptions we used in preparing the discounted cash flow model include estimates for interest rates; estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods for the ARS.

Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended September 30,
	2011	2010	2009
	(In thousands, except for percentages)
Net Revenues
Products	$721,975	$561,142	$406,529
Services	429,859	320,830	246,550

Total	$1,151,834	$881,972	$653,079

Percentage of net revenues
Products	62.7%	63.6%	62.2%
Services	37.3	36.4	37.8

Total	100.0%	100.0%	100.0%

Net Revenues. Total net revenues increased 30.6% in fiscal year 2011 from fiscal year 2010, compared to an increase of 35.0% in fiscal year 2010 from the prior year. Overall revenue growth for the year ended September 30, 2011 was primarily due to increased service and product revenues as a result of our increased installed base of products and increased demand for our core ADN products, including application security and WAN optimization products. International revenues represented 41.2%, 41.4% and 44.7% of net revenues in fiscal years 2011, 2010 and 2009, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.

Net product revenues increased 28.7% in fiscal year 2011 from fiscal year 2010, compared to an increase of 38.0% in fiscal year 2010 from the prior year. The increase of $160.8 million in net product sales for fiscal year 2011 was primarily due to growth in the volume of product sales of our ADN products of $157.6 million. In addition, net product revenue from our ARX file virtualization products increased $3.2 million in fiscal year 2011. The increase of $154.6 million in net product sales for fiscal year 2010 was primarily due to growth in the volume of product sales of our ADN products of $152.2 million. In addition, net product revenue from our ARX file virtualization products increased $2.3 million in fiscal year 2010. Sales of our ADN products represented 97.4%, 97.2% and 96.7% of total product revenues in fiscal years 2011, 2010 and 2009, respectively. We are now including our FirePass SSL VPN product as a component of ADN revenue.

Net service revenues increased 34.0% in fiscal year 2011 from fiscal year 2010, compared to an increase of 30.1% in fiscal year 2010 from the prior year. The increases in service revenue were the result of increased purchases or renewals of maintenance contracts driven by additions to our installed base of products.

Avnet Technology Solutions, one of our worldwide distributors, accounted for 18.1%, 14.5% and 15.4% of our total net revenues in fiscal years 2011, 2010 and 2009, respectively. Ingram Micro, Inc., another worldwide distributor, accounted for 10.7% of our total net revenues in fiscal year 2011. Tech Data, another worldwide distributor, accounted for 10.2% of our total net revenues in fiscal year 2010. Avnet Technology Solutions and Ingram Micro, Inc. accounted for 15.0% and 14.5% of our accounts receivable as of September 30, 2011, respectively. Avnet Technology Solutions, Tech Data and Ingram Micro, Inc. accounted for 13.2%, 11.8% and 13.2% of our accounts receivable as of September 30, 2010, respectively. Avnet Technology Solutions and Ingram Micro, Inc. accounted for 11.6% and 10.7% of our accounts receivable as of September 30, 2009, respectively. No other distributors accounted for more than 10% of total net revenue or receivables for fiscal years 2011, 2010 and 2009.

	Years Ended September 30,
	2011	2010	2009
	(In thousands, except for percentages)
Cost of net revenues and Gross margin
Products	$129,325	$113,834	$95,209
Services	78,679	58,118	47,517

Total	208,004	171,952	142,726

Gross margin	$943,830	$710,020	$510,353

Cost of net revenues and Gross margin (as a percentage of related net revenue)
Products	17.9%	20.3%	23.4%
Services	18.3	18.1	19.3

Total	18.1	19.5	21.9

Gross margin	81.9%	80.5%	78.1%

Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased 13.6% in fiscal year 2011 from the prior year, primarily due to a higher volume of units shipped along with an increase in warranty expense. Cost of net product revenues increased to $113.8 million in fiscal year 2010 from $95.2 million in fiscal year 2009. The year over year increase was primarily due to the higher volume of units shipped and an increase in warranty expense, partially offset by a decrease in expense related to obsolete inventory. Product cost as a percentage of related net revenue decreased to 20.3% in fiscal year 2010 from 23.4% in fiscal year 2009 primarily due to reduced manufacturing costs and decreased indirect product costs.

Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. Cost of net service revenues as a percentage of net service revenues remained relatively consistent with the prior year at 18.3%. Cost of net service revenues as a percentage of net service revenues decreased to 18.1% in fiscal year 2010 from 19.3% in fiscal year 2009 primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of fiscal year 2011 increased to 528 from 421 at the end of fiscal year 2010 and 330 at the end of fiscal year 2009. In addition, cost of net service revenues included stock-based compensation expense of $7.8 million, $6.0 million and $4.8 million for fiscal years 2011, 2010 and 2009, respectively.

	Years Ended September 30,
	2011	2010	2009
	(In thousands, except for percentages)
Operating expenses
Sales and marketing	$370,735	$293,201	$225,193
Research and development	138,910	118,314	103,664
General and administrative	83,523	68,503	55,243
Restructuring charges	—	—	4,329

Total	$593,168	$480,018	$388,429

Operating expenses (as a percentage of net revenue)
Sales and marketing	32.2%	33.2%	34.5%
Research and development	12.1	13.4	15.9
General and administrative	7.2	7.8	8.4
Restructuring charges	—	—	0.7

Total	51.5%	54.4%	59.5%

Sales and Marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expense increased 26.4% in fiscal year 2011 as compared to a year over year increase of 30.2% in fiscal year 2010 and a year over year decrease of 5.1% in fiscal year 2009. The increase in sales and marketing expense for fiscal year 2011 was primarily due to an increase in commissions and personnel costs of $45.4 million, compared to the prior year. The increased commissions and personnel costs were driven by growth in sales and marketing employee headcount and increased sales volume for fiscal year 2011 over the previous year. The increase in sales and marketing expense for fiscal year 2011 was also due to an increase of $14.5 million in marketing promotions and initiatives aimed at promoting our brand and creating market awareness of our technology and our products. The increase in sales and marketing expense for fiscal year 2010 was primarily due to an increase in commissions and personnel costs of $43.9 million as well as an increase of $9.2 million in marketing promotions and initiatives aimed at promoting our brand and creating market awareness of our technology and our products. Sales and marketing headcount at the end of fiscal 2011 increased to 1,080 from 856 at the end of fiscal 2010 and 696 at the end of fiscal 2009. Sales and marketing expense included stock-based compensation charges of $34.7 million, $27.3 million and $22.6 million for fiscal years 2011, 2010 and 2009, respectively.

Research and Development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expense increased 17.4% in fiscal year 2011, compared to the prior year. The increase in research and development expense for fiscal year 2011 was primarily due to increased personnel costs of $14.0 million, which is consistent with the increase in revenue for the corresponding period. In addition, research and development expense included a year over year increase in computer equipment and software costs of $1.5 million to support the development of new and improved products. In fiscal year 2010, research and development expense increased 14.1%, compared to the prior year. The increase in research and development expense for fiscal year 2010 was primarily due to increased personnel costs of $7.1 million, which is consistent with the increase in revenue for the corresponding period. In addition, research and development expense included a year over year increase in computer equipment and software costs of $3.8 million to support the development of new and improved products. Research and development headcount at the end of fiscal 2011 increased to 610 from 509 at the end of fiscal 2010 and 430 at the end of fiscal 2009. Research and development expense included stock-based compensation charges of $23.3 million, $19.4 million and $16.7 million for fiscal years 2011, 2010 and 2009, respectively. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.

General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expense increased 21.9% in fiscal year 2011, compared to the prior year. The increase in general and administrative expense for fiscal year 2011 was primarily due to an increase in personnel costs of $5.3 million, compared to the prior year. In addition, fees paid to outside consultants for legal, accounting and information technology services increased $4.2 million for fiscal year 2011 compared to the prior year. In fiscal year 2010, general and administrative expense increased 24.0%, compared to the prior year. The increase in general and administrative expense was primarily due to an increase of $4.1 million in personnel costs for the year ended September 30, 2010, compared to the prior year. General and administrative headcount at the end of fiscal 2011 increased to 270 from 226 at the end of fiscal 2010 and 190 at the end of fiscal 2009. General and administrative expense included stock-based compensation charges of $22.4 million, $17.0 million and $11.6 million for fiscal years 2011, 2010 and 2009, respectively.

Restructuring. Beginning in the second quarter of fiscal 2009 we implemented a comprehensive restructuring program as part of an overall initiative to reduce certain operating expenses. Restructuring actions included the consolidation of facilities, accelerated depreciation on tenant improvements and a reduction in workforce. In the second quarter of fiscal 2009, we recorded restructuring expenses of $4.3 million, which included a $2.1 million charge for severance and related costs and a $2.2 million charge for the exit of certain offices worldwide. All accrued restructuring costs had been incurred as of September 30, 2011.

	Years Ended September 30,
	2011	2010	2009
	(In thousands, except for percentages)
Other Income and Income Taxes
Income from operations	$350,662	$230,002	$121,924
Other income, net	10,089	7,625	9,724

Income before income taxes	360,751	237,627	131,648
Provision for income taxes	119,354	86,474	40,113

Net income	$241,397	$151,153	$91,535

Other Income and Income Taxes (as percentage of net revenue)
Income from operations	30.4%	26.1%	18.7%
Other income, net	0.9	0.8	1.5

Income before income taxes	31.3	26.9	20.2
Provision for income taxes	10.4	9.8	6.2

Net income	20.9%	17.1%	14.0%

Other Income, Net. Other income, net, consists primarily of interest income and foreign currency transaction gains and losses. Other income, net increased 32.3% in fiscal year 2011, as compared to fiscal year 2010 and decreased 21.6% in fiscal year 2010 as compared to fiscal year 2009. Interest income was $8.1 million, $8.1 million and $9.9 million for fiscal years 2011, 2010 and 2009, respectively. The increase in other income, net for fiscal year 2011 as compared to fiscal year 2010 was primarily due to a one-time charge of $1.5 million related to a legal settlement in fiscal year 2010 that was not incurred in fiscal year 2011. In addition, foreign currency transaction gains increased $1.0 million, compared to the prior year. The decrease in other income, net for fiscal year 2010 as compared to fiscal year 2009 was primarily due to decreased interest income of $1.8 million, partially offset by increased foreign currency transaction gains of $1.0 million. The decrease in interest income for fiscal year 2010 was primarily due to a decline in interest rates for the year.

Provision for Income Taxes. We recorded a 33.1% provision for income taxes for fiscal year 2011 compared to 36.4% in fiscal year 2010 and 30.5% in fiscal year 2009. The decrease in the effective tax rate from fiscal year 2010 to fiscal year 2011 was primarily due to an increased benefit resulting from the United States Domestic Production Activities Deduction, the reinstatement of the federal research and development credit on December 17, 2010 and a change in our uncertain tax positions as a result of the settlement of audits and expiration of statutes of limitation in various jurisdictions.

At September 30, 2011, we did not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that the assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets as of fiscal year end 2011, 2010 and 2009 were $43.2 million, $46.6 million and $57.0 million, respectively. Our worldwide effective tax rate may fluctuate based on a number of factors, including variations in projected taxable income in our various geographic locations in which we operate, changes in the valuation of our net deferred tax assets, resolution of potential exposures, tax positions taken on tax returns filed in the various geographic locations in which we operate, and the introduction of new accounting standards or changes in tax laws or interpretations thereof in the various geographic locations in which we operate. We have recorded liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded, which could result in an adjustment to our future tax expense.

Liquidity and Capital Resources

We have funded our operations with our cash balances, cash generated from operations and proceeds from public offerings of our securities.

	Years Ended September 30,
	2011	2010	2009
	(In thousands)
Liquidity and Capital Resources
Cash and cash equivalents and investments	$1,012,753	$862,066	$574,422
Cash provided by operating activities	416,938	313,612	201,981
Cash used in investing activities	(139,719)	(238,223)	(99,109)
Cash used in financing activities	(226,664)	(16,798)	(70,706)

Cash and cash equivalents, short-term investments and long-term investments totaled $1,012.8 million as of September 30, 2011 compared to $862.1 million as of September 30, 2010, representing an increase of $150.7 million. The increase was primarily due to cash provided by operating activities of $416.9 million for fiscal year 2011, compared to $313.6 million for fiscal year 2010, which was partially offset by $271.5 million of additional cash required for the repurchase of outstanding common stock under our share repurchase program in fiscal 2011. In fiscal year 2010, the increase was primarily due to cash provided by operating activities of $313.6 million, compared to $202.0 million for fiscal year 2009, which was partially offset by $75.0 million of additional cash required for the repurchase of outstanding common stock under our share repurchase program in fiscal 2010.

At September 30, 2011, we held $13.0 million in fair value of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rates being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. We limit our investments in ARS to securities that carry a AAA/A- (or equivalent) rating from recognized rating agencies and limit the amount of credit exposure to any one issuer. At the time of initial investment and at the date of this Annual Report on Form 10-K, all of our ARS were in compliance with our investment policy.

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

We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. The underlying assets of the municipal ARS we hold, including the securities for which auctions have failed, are generally student loans that are guaranteed by the U.S. government. During fiscal years 2011 and 2010, we liquidated $4.0 million and $26.1 million of ARS that we held at par value, respectively. Through September 30, 2011, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities. However, due to uncertainty in the ARS market, we believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $15.0 million (par value) of our ARS as long-term as of September 30, 2011.

Cash provided by operating activities during fiscal year 2011 was $416.9 million compared to $313.6 million in fiscal year 2010 and $202.0 million in fiscal year 2009. Cash provided by operating activities resulted primarily from cash generated from net income, after adjusting for non-cash charges such as stock-based compensation, depreciation and amortization charges and changes in operating assets and liabilities.

Cash used in investing activities during fiscal year 2011 was $139.7 million compared to cash used in investing activities of $238.2 million in fiscal year 2010 and cash used in investing activities of $99.1 million in fiscal year 2009. Cash used in investing activities for fiscal year 2011 was primarily the result of the purchase of investments and capital expenditures related to maintaining our operations worldwide partially offset by the sale and maturity of investments. Cash used in investing activities for fiscal year 2010 was primarily the result of the purchase of investments and capital expenditures related to maintaining our operations worldwide partially offset by the sale and maturity of investments. Cash used in investing activities for fiscal year 2009 was primarily the result of the purchase of investments and capital expenditures related to maintaining our operations worldwide partially offset by the sale and maturity of investments.

Cash used in financing activities was $226.7 million for fiscal year 2011, compared to cash used in financing activities of $16.8 million for fiscal year 2010 and cash used in financing activities of $70.7 million for fiscal year 2009. Cash used in financing activities for fiscal year 2011 included $271.5 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $21.2 million and excess tax benefits related to share-based compensation of $23.6 million. Cash used in financing activities for fiscal 2010 included $75.0 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $31.7 million and excess tax benefits related to share-based compensation of $26.5 million. Cash used in financing activities for fiscal 2009 included $87.4 million to repurchase common stock under our share repurchase program, which was partially offset by the exercise of employee stock options and purchases under our employee stock purchase plan.

Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, excluding ARS, together with cash generated from operations should be sufficient to meet our operating requirements for the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements of existing products, and the continuing market acceptance of our products.

Obligations and Commitments

The following table summarizes our contractual payment obligations and commitments as of September 30, 2011:

	Payment Obligations by Year
	2012	2013	2014	2015	2016	Thereafter	Total
	(In thousands)
Operating leases	$42,317	$17,673	$16,185	$15,786	$15,072	$65,370	$172,403
Purchase obligations	13,572	—	—	—	—	—	13,572

Total	$55,889	$17,673	$16,185	$15,786	$15,072	$65,370	$185,975

We lease our facilities under operating leases that expire at various dates through 2022.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Income Taxes” on October 1, 2007. As of September 30, 2011, we had approximately $6.0 million of tax liabilities, including interest and penalties, related to uncertain tax positions (See Note 5 to our Consolidated Financial Statements). Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Purchase obligations are comprised of purchase commitments with our contract manufacturers. The agreement with our primary contract manufacturer allows it to procure component inventory on our behalf based on our production forecast. We are obligated to purchase component inventory that the contract manufacturer procures in accordance with the forecast, unless cancellation is given within applicable lead times.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04), which amends current fair value measurement and disclosure guidance to converge with International Financial Reporting Standards (IFRS) and provides increased transparency around valuation inputs and investment categorization. The amendments in this standard are effective for fiscal years, and interim periods within those years beginning after December 15, 2011. We will adopt ASU 2011-04 in the first quarter of fiscal 2013 and do not expect the adoption of this standard to have an impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income, Presentation of Comprehensive Income (ASU 2011-05), which eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and instead requires the entity to present other comprehensive income as either a single statement of comprehensive income combined with net income or as two separate but continuous statements. The amendments in this standard are to be applied retrospectively and are effective for fiscal years, and interim periods within those years beginning after December 15, 2011. We will adopt ASU 2011-05 in the first quarter of fiscal 2013 and do not expect the adoption of this standard to have an impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other, Testing Goodwill for Impairment (ASU 2011-08), which simplifies how an entity tests goodwill for impairment by allowing the entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity determines, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We are likely to early adopt this standard for the goodwill impairment test to be performed in fiscal 2012. This standard will impact how we assess goodwill for impairment but will not change the measurement or recognition of a potential goodwill impairment charge.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio with the exception of U.S. treasury and agency securities, commercial paper and money market funds, which are exempt from size limitation. The policy requires investments in securities that mature in three years or less, with the average maturity being no greater than one and a half years. These securities are subject to interest rate risk and will decrease in value if interest rates increase. A decrease of one percent in the average interest rate would have resulted in a decrease of approximately $7.9 million in our interest income for the fiscal year 2011.

	Maturing in
	Three Months or Less	Three Months to One Year	Greater Than One Year	Total	Fair Value
	(In thousands, except for percentages)
September 30, 2011
Included in cash and cash equivalents	$33,740	$—	$—	$33,740	$33,740
Weighted average interest rate	0.1%	—	—	—	—
Included in short-term investments	$133,713	$192,053	$—	$325,766	$325,766
Weighted average interest rates	0.9%	0.9%	—	—	—
Included in long-term investments	$—	$—	$470,203	$470,203	$470,203
Weighted average interest rates	—	—	0.9%	—	—
September 30, 2010
Included in cash and cash equivalents	$26,987	$—	$—	$26,987	$26,987
Weighted average interest rate	0.1%	—	—	—	—
Included in short-term investments	$43,970	$215,772	$—	$259,742	$259,742
Weighted average interest rates	1.4%	1.6%	—	—	—
Included in long-term investments	$—	$—	$433,570	$433,570	$433,570
Weighted average interest rates	—	—	1.4%	—	—
September 30, 2009
Included in cash and cash equivalents	$19,790	$—	$—	$19,790	$19,790
Weighted average interest rate	1.0%	—	—	—	—
Included in short-term investments	$59,981	$146,310	$—	$206,291	$206,291
Weighted average interest rates	3.1%	3.0%	—	—	—
Included in long-term investments	$—	$—	$257,294	$257,294	$257,294
Weighted average interest rates	—	—	2.8%	—	—

At September 30, 2011, the fair value of our AAA/A- (or equivalent) rated municipal ARS was approximately $13.0 million. ARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7, 28 or 35 days. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The underlying assets of the municipal ARS we hold, including the securities for which auctions have failed, are generally student loans that are guaranteed by the U.S. government. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal ARS will have a material impact on our overall ability to meet our liquidity needs. We have no intent to sell, won’t be required to sell, and believe we will hold these securities until recovery. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $15.0 million (par value) of securities as long-term as of September 30, 2011.

Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 2011 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, as we continue to expand our operations internationally, transaction gains or losses may become significant in the future. We have not engaged in foreign currency hedging to date. However, we may do so in the future.

Item 8. Financial Statements and Supplementary Data

F5 NETWORKS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of F5 Networks, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of F5 Networks, Inc. and its subsidiaries at September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Seattle, WA

November 22, 2011

F5 NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	2010
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$216,784	$168,754
Short-term investments	325,766	259,742
Accounts receivable, net of allowances of $2,898 and $4,319	165,676	112,132
Inventories	17,149	18,815
Deferred tax assets	8,391	8,767
Other current assets	29,907	37,745

Total current assets	763,673	605,955

Property and equipment, net	47,998	34,157
Long-term investments	470,203	433,570
Deferred tax assets	34,762	37,864
Goodwill	234,691	234,700
Other assets, net	17,222	15,946

Total assets	$1,568,549	$1,362,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$33,525	$21,180
Accrued liabilities	67,902	61,768
Deferred revenue	270,880	204,137

Total current liabilities	372,307	287,085

Other long-term liabilities	18,388	16,153
Deferred revenue, long-term	72,418	55,256

Total long-term liabilities	90,806	71,409

Commitments and contingencies (Note 7)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 79,145 and 80,355 shares issued and outstanding	380,737	517,215
Accumulated other comprehensive loss	(6,422)	(3,241)
Retained earnings	731,121	489,724

Total shareholders’ equity	1,105,436	1,003,698

Total liabilities and shareholders’ equity	$1,568,549	$1,362,192

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED INCOME STATEMENTS

	Years Ended September 30,
	2011	2010	2009
	(In thousands, except per share data)
Net revenues
Products	$721,975	$561,142	$406,529
Services	429,859	320,830	246,550

Total	1,151,834	881,972	653,079

Cost of net revenues
Products	129,325	113,834	95,209
Services	78,679	58,118	47,517

Total	208,004	171,952	142,726

Gross profit	943,830	710,020	510,353

Operating expenses
Sales and marketing	370,735	293,201	225,193
Research and development	138,910	118,314	103,664
General and administrative	83,523	68,503	55,243
Restructuring charges	—	—	4,329

Total	593,168	480,018	388,429

Income from operations	350,662	230,002	121,924
Other income, net	10,089	7,625	9,724

Income before income taxes	360,751	237,627	131,648
Provision for income taxes	119,354	86,474	40,113

Net income	$241,397	$151,153	$91,535

Net income per share — basic	$2.99	$1.90	$1.16

Weighted average shares — basic	80,658	79,609	78,842

Net income per share — diluted	$2.96	$1.86	$1.14

Weighted average shares — diluted	81,482	81,049	80,073

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

	Common Stock		Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(In thousands)
Balance, September 30, 2008	79,094	$477,299	$(6,076)	$247,036	$718,259

Exercise of employee stock options	498	7,243	—	—	7,243
Issuance of stock under employee stock purchase plan	561	11,574	—	—	11,574
Issuance of restricted stock	1,516	—	—	—	—
Repurchase of common stock	(3,344)	(87,436)	—	—	(87,436)
Tax loss from employee stock transactions	—	(1,958)	—	—	(1,958)
Stock-based compensation	—	56,064	—	—	56,064
Net income	—	—	—	91,535	—
Foreign currency translation adjustment	—	—	387	—	—
Unrealized gain on securities, net of tax	—	—	3,352	—	—
Comprehensive income	—	—	—	—	95,274

Balance, September 30, 2009	78,325	$462,786	$(2,337)	$338,571	$799,020

Exercise of employee stock options	911	17,618	—	—	17,618
Issuance of stock under employee stock purchase plan	458	13,936	—	—	13,936
Issuance of restricted stock	1,849	—	—	—	—
Repurchase of common stock	(1,188)	(75,000)	—	—	(75,000)
Tax benefit from employee stock transactions	—	27,102	—	—	27,102
Stock-based compensation	—	70,773	—	—	70,773
Net income	—	—	—	151,153	—
Foreign currency translation adjustment	—	—	(771)	—	—
Unrealized loss on securities, net of tax	—	—	(133)	—	—
Comprehensive income	—	—	—	—	150,249

Balance, September 30, 2010	80,355	$517,215	$(3,241)	$489,724	$1,003,698

Exercise of employee stock options	150	2,293	—	—	2,293
Issuance of stock under employee stock purchase plan	257	18,932	—	—	18,932
Issuance of restricted stock	1,370	—	—	—	—
Repurchase of common stock	(2,987)	(271,526)	—	—	(271,526)
Tax benefit from employee stock transactions	—	24,076	—	—	24,076
Stock-based compensation	—	89,747	—	—	89,747
Net income	—	—	—	241,397	—
Foreign currency translation adjustment	—	—	(2,366)	—	—
Unrealized loss on securities, net of tax	—	—	(815)	—	—
Comprehensive income	—	—	—	—	238,216

Balance, September 30, 2011	79,145	$380,737	$(6,422)	$731,121	$1,105,436

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2011	2010	2009
	(In thousands)
Operating activities
Net income	$241,397	$151,153	$91,535
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on disposition of assets and investments	(163)	(125)	(9)
Stock-based compensation	89,747	70,773	56,064
Provisions for doubtful accounts and sales returns	982	1,206	2,638
Depreciation and amortization	20,887	23,833	26,407
Deferred income taxes	4,487	8,243	(6,057)
Gain on auction rate securities put option	—	(1,491)	(3,901)
Loss on trading auction rate securities	—	1,491	3,901
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(54,526)	(6,365)	(12,555)
Inventories	1,666	(4,996)	(3,671)
Other current assets	8,000	(17,064)	(523)
Other assets	81	(1,466)	(226)
Accounts payable and accrued liabilities	20,476	12,157	10,248
Deferred revenue	83,904	76,263	38,130

Net cash provided by operating activities	416,938	313,612	201,981

Investing activities
Purchases of investments	(979,597)	(877,003)	(414,857)
Maturities of investments	812,042	603,825	315,110
Sales of investments	63,977	45,050	13,000
Decrease in restricted cash	19	2,530	13
Acquisition of intangible assets	(5,715)	—	(706)
Purchases of property and equipment	(30,445)	(12,625)	(11,669)

Net cash used in investing activities	(139,719)	(238,223)	(99,109)

Financing activities
Excess tax benefit (loss) from stock-based compensation	23,623	26,532	(1,958)
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	21,239	31,670	18,688
Repurchase of common stock	(271,526)	(75,000)	(87,436)

Net cash used in financing activities	(226,664)	(16,798)	(70,706)

Net increase in cash and cash equivalents	50,555	58,591	32,166
Effect of exchange rate changes on cash and cash equivalents	(2,525)	(674)	368
Cash and cash equivalents, beginning of year	168,754	110,837	78,303

Cash and cash equivalents, end of year	$216,784	$168,754	$110,837

Supplemental Information
Cash paid for taxes	$84,753	$67,120	$48,586

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

Accounting Principles

The Company’s consolidated financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (GAAP).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for revenue recognition, reserves for doubtful accounts, product returns, obsolete and excess inventory and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash and cash equivalents in deposits with four major financial institutions, which, at times, exceed federally insured limits. The Company has not experienced any losses on its cash and cash equivalents.

Investments

The Company classifies its investment securities as available-for-sale. Investment securities, consisting of corporate and municipal bonds and notes and United States government and agency securities, are reported at fair value with the related unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Investments in securities with maturities of less than one year or where management’s intent is to use the investments to fund current operations are classified as short-term investments. Investments with maturities of greater than one year, as well as certain auction rate securities (ARS) that the Company believes it will not be able to liquidate in the next twelve months, are classified as long-term investments.

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

Concentration of Credit Risk

The Company extends credit to customers and is therefore subject to credit risk. The Company performs initial and ongoing credit evaluations of its customers’ financial condition and does not require collateral. An allowance for doubtful accounts is recorded to account for potential bad debts. Estimates are used in determining the allowance for doubtful accounts and are based upon an assessment of selected accounts and as a percentage of remaining accounts receivable by aging category. In determining these percentages, the Company evaluates historical write-offs, and current trends in customer credit quality, as well as changes in credit policies. At September 30, 2011, Avnet Technology Solutions and Ingram Micro, Inc. accounted for 15.0% and 14.5% of the Company’s accounts receivable, respectively. At September 30, 2010, Avnet Technology Solutions, Ingram Micro, Inc. and Tech Data accounted for 13.2%, 13.2% and 11.8% of the Company’s accounts receivable, respectively.

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

Inventories consist of the following (in thousands):

	Years Ended September 30,
	2011	2010
Finished goods	$12,917	$14,949
Raw materials	4,232	3,866

	$17,149	$18,815

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

Property and equipment consist of the following (in thousands):

	Years Ended September 30,
	2011	2010
Computer equipment	$77,899	$59,557
Office furniture and equipment	11,243	9,793
Leasehold improvements	41,344	36,462

	130,486	105,812
Accumulated depreciation and amortization	(82,488)	(71,655)

	$47,998	$34,157

Depreciation and amortization expense totaled approximately $16.6 million, $17.8 million, and $18.4 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

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

The Company performs its annual goodwill impairment test during the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. For its annual goodwill impairment analysis, the Company operates under one reporting unit. The Company determined the fair value of its reporting unit based on the Company’s enterprise value. In March 2011, the Company completed its annual impairment test and concluded there was no impairment of goodwill. The Company also considered potential impairment indicators at September 30, 2011 and noted no indicators of impairment.

Other Assets

Other assets primarily consist of software development costs, acquired and developed technology and customer relationships.

Software development costs are charged to research and development expense in the period incurred until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of each product. Capitalized software development costs are amortized over the remaining estimated economic life of the product. The establishment of technological feasibility and the ongoing assessment of recoverability of costs require considerable judgment by the Company with respect to certain internal and external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in hardware and software technology. The Company did not capitalize any software development costs in fiscal years 2011, 2010 and 2009. Amortization expense related to capitalized software development was immaterial for fiscal years 2011, 2010, and 2009.

Acquired and developed technology and customer relationship assets are recorded at cost and amortized over their estimated useful lives of five years. The estimated useful life of these assets is assessed and evaluated for reasonableness periodically. Acquired technology of $15.0 million in fiscal 2007 and $8.0 million in fiscal 2006 was recorded in connection with the acquisitions of Acopia and Swan Labs, respectively. Amortization expense related to acquired technology, which is charged to cost of product revenues, totaled $3.1 million, $4.6 million and $5.3 million during the fiscal years 2011, 2010 and 2009, respectively.

Amortization expense of all other intangible assets, including customer relationships, patents and trademarks was not material during the fiscal years 2011, 2010 and 2009.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated fair value. No impairment of long-lived assets was noted as of and for the year ended September 30, 2011.

Revenue Recognition

The Company sells products through distributors, resellers, and directly to end users. Revenue is recognized provided that all of the following criteria have been met:

•

Persuasive evidence of an arrangement exists. Evidence of an arrangement generally consists of a purchase order issued pursuant to the terms and conditions of a distributor, reseller or end user agreement.

•	Delivery has occurred. The Company uses shipping or related documents, or written evidence of customer acceptance, when applicable, to verify delivery or completion of any performance terms.

•

The sales price is fixed or determinable. The Company assesses whether the sales price is fixed or determinable based on payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

•

Collectability is reasonably assured. The Company assesses collectability primarily based on the creditworthiness of the customer as determined by credit checks and related analysis, as well as the Customer’s payment history.

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

Whenever product, training services and post-contract customer support (PCS) elements are sold together, a portion of the sales price is allocated to each element based on their respective fair values as determined when the individual elements are sold separately. Revenue from the sale of products is recognized when the product has been shipped and the customer is obligated to pay for the product. When rights of return are present and the Company cannot estimate returns, it recognizes revenue when such rights of return lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term. PCS includes a limited period of telephone support updates, repair or replacement of any failed product or component that fails during the term of the agreement, bug fixes and rights to upgrades, when and if available. Consulting services are customarily billed at fixed hourly rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.

In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards for revenue recognition to remove from the scope of industry-specific software revenue recognition guidance any tangible products containing software components and non-software components that operate together to deliver the products essential functionality. In addition, the FASB amended the accounting standards for certain multiple element revenue arrangements to:

•	Provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated, and how the arrangement consideration should be allocated to the separate elements;

•

Require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, where the selling price for an element is based on vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if available and VSOE is not available; or the best estimate of selling price (BESP), if neither VSOE or TPE is available; and

•	Eliminate the use of the residual method and require an entity to allocate arrangement consideration using the selling price hierarchy.

The Company adopted this guidance in the first quarter of fiscal year 2011 on a prospective basis for applicable arrangements originating or materially modified after October 1, 2010. The impact of this adoption was not material to the Company’s financial position and results of operations for the fiscal year ended September 30, 2011.

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

The Company uses historical sales transactions to determine whether VSOE can be established for each of the elements. In most instances, VSOE is the sales price of actual standalone (unbundled) transactions within the past 12 month period that are priced within a reasonable range, which the Company has determined to be plus or minus 15% of the median sales price of each respective price list.

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

The Company is typically not able to determine TPE for its products or services. TPE is based on competitor prices for similar elements when sold separately. Generally, the Company’s go-to-market strategy differs from that of other competitive products or services in its markets and the Company’s offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine the selling prices on a stand-alone basis of similar products offered by its competitors.

When the Company is unable to establish the selling price of its non-software elements using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company is generally not able to establish VSOE for non-software product sales. Under software revenue recognition guidance, these product sales were accounted for utilizing the residual method. With the adoption of the new revenue recognition guidance, the Company has been able to establish BESP for non-software product sales through the list price, less a discount deemed appropriate to maintain a reasonable gross margin. Management regularly reviews the gross margin information. Non-software product BESP is determined through our review of historical sales transactions within the past 12 month period. Additional factors considered in determining an appropriate BESP include, but are not limited to, cost of products, pricing practices, geographies, customer classes, and distribution channels.

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

The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of September 30, 2011, 2010 and 2009 were not considered material.

Research and Development

Research and development expenses consist of salaries and related benefits of product development personnel, prototype materials and expenses related to the development of new and improved products, and an allocation of facilities and depreciation expense. Research and development expenses are reflected in the statements of income as incurred.

Advertising

Advertising costs are expensed as incurred. The Company incurred $2.2 million, $2.1 million and $1.3 million in advertising costs during the fiscal years 2011, 2010 and 2009, respectively.

Income Taxes

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

The Company assesses whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefits to be recognized in the financial statements from such a position is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The new guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period of exchange. The net effect of foreign currency gains and losses was not significant during the fiscal years ended September 30, 2011, 2010 and 2009.

Segments

Management has determined that the Company was organized as, and operated in, one reportable operating segment for fiscal year 2011 and prior years: the development, marketing and sale of application delivery networking products that optimize the security, performance and availability of network applications, servers and storage systems.

Stock-Based Compensation

The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $89.7 million, $70.8 million and $56.1 million of stock-based compensation expense for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. As of September 30, 2011, there was $105.5 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.

The Company issues incentive awards to its employees through stock-based compensation consisting of restricted stock units (RSUs). On July 29, 2011, the Company’s Compensation Committee approved 833,739 RSUs to employees and executive officers pursuant to the Company’s annual equity awards program. The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. No stock options were granted in fiscal years 2011, 2010 and 2009. In determining the fair value of shares issued under the Employee Stock Purchase Plan (ESPP), the Company uses the Black-Scholes option pricing model that employs the following key assumptions.

	Employee Stock Purchase Plan Years Ended September 30,
	2011	2010	2009
Risk-free interest rate	0.10%	0.25%	0.31%
Expected dividend	—	—	—
Expected term	0.5 years	0.5 years	0.5 years
Expected volatility	53.87%	41.04%	47.00%

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

The Company recognizes compensation expense for only the portion of restricted stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The estimated forfeiture rate for grants awarded to the Company’s executive officers and Board of Directors was approximately 3% and the estimated forfeiture rate for grants awarded to all other employees was approximately 9% in fiscal 2011. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

In August 2011, the Company granted 170,390 RSUs to certain current executive officers as part of the annual equity awards program. Fifty percent of the aggregate number of RSUs granted as part of the annual equity awards program vest in equal quarterly increments over three years, until such portion of the grant is fully vested on August 1, 2014. One-sixth of the annual equity awards RSU grant, or a portion thereof, is subject to the Company achieving specified quarterly revenue and EBITDA goals during the period beginning in the fourth quarter of fiscal year 2011 through the third quarter of fiscal year 2012. In each case, 50% of the quarterly performance stock grant is based on achieving at least 80% of the quarterly revenue goal and the other 50% is based on achieving at least 80% of the quarterly EBITDA goal. The quarterly performance stock grant is paid linearly above 80% of the targeted goals. At least 100% of both goals must be attained in order for the quarterly performance stock grant to be awarded over 100%. Each goal is evaluated individually and subject to the 80% achievement threshold and 100% over-achievement threshold. The remaining 33.33% of this annual equity awards RSU grant shall be subject to performance based vesting for each of the four quarter periods beginning with the fourth quarters of fiscal years 2012 and 2013 (16.66% in each period). The Compensation Committee of the Board of Directors will set applicable performance targets and vesting formulas for each of these periods.

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

In November 2011, as part of the annual review of executive compensation by the Compensation Committee of the Board of Directors and a change in the grant date for the Company’s annual equity awards program for the executive officers, the Company granted 82,968 RSUs to certain current executive officers.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended September 30,
	2011	2010	2009
Numerator
Net income	$241,397	$151,153	$91,535
Denominator
Weighted average shares outstanding — basic	80,658	79,609	78,842
Dilutive effect of common shares from stock options and restricted stock units	824	1,440	1,231

Weighted average shares outstanding — diluted	81,482	81,049	80,073

Basic net income per share	$2.99	$1.90	$1.16

Diluted net income per share	$2.96	$1.86	$1.14

An immaterial amount of common shares potentially issuable from stock options for the years ended September 30, 2011, 2010 and 2009 are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04), which amends current fair value measurement and disclosure guidance to converge with International Financial Reporting Standards (IFRS) and provides increased transparency around valuation inputs and investment categorization. The amendments in this standard are effective for fiscal years, and interim periods within those years beginning after December 15, 2011. The Company will adopt ASU 2011-04 in the first quarter of fiscal 2013 and does not expect the adoption of this standard to have an impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income, Presentation of Comprehensive Income (ASU 2011-05), which eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and instead requires the entity to present other comprehensive income as either a single statement of comprehensive income combined with net income or as two separate but continuous statements. The amendments in this standard are to be applied retrospectively and are effective for fiscal years, and interim periods within those years beginning after December 15, 2011. The Company will adopt ASU 2011-05 in the first quarter of fiscal 2013 and does not expect the adoption of this standard to have an impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, Testing Goodwill for Impairment (ASU 2011-08), which simplifies how an entity tests goodwill for impairment by allowing the entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity determines, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is likely to early adopt this standard for the goodwill impairment test to be performed in fiscal 2012. This standard will impact how the Company assesses goodwill for impairment but will not change the measurement or recognition of a potential goodwill impairment charge.

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

Level 1 investments are valued based on quoted market prices in active markets and include the Company’s cash equivalent investments. Level 2 investments, which include investments that are valued based on quoted prices in markets that are not active, broker or dealer quotations, actual trade data, benchmark yields or alternative pricing sources with reasonable levels of price transparency, include the Company’s corporate bonds and notes, municipal bonds and notes, U.S. government securities and U.S. government agency securities. Fair values for the Company’s level 2 investments are based on similar assets without applying significant judgments. In addition, all of the Company’s level 2 investments have a sufficient level of trading volume to demonstrate that the fair values used are appropriate for these investments.

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

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2011, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2011
Cash equivalents	$33,740	$—	$—	$33,740
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	137,156	—	137,156
Available-for-sale securities — municipal bonds and notes	—	82,715	—	82,715
Available-for-sale securities — U.S. government securities	—	799	—	799
Available-for-sale securities — U.S. government agency securities	—	105,096	—	105,096
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	141,150	—	141,150
Available-for-sale securities — municipal bonds and notes	—	30,714	—	30,714
Available-for-sale securities — U.S. government agency securities	—	285,329	—	285,329
Available-for-sale securities — auction rate securities	—	—	13,010	13,010

Total	$33,740	$782,959	$13,010	$829,709

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2010, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2010
Cash equivalents	$26,987	$—	$—	$26,987
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	120,124	—	120,124
Available-for-sale securities — municipal bonds and notes	—	77,063	—	77,063
Available-for-sale securities — U.S. government agency securities	—	62,555	—	62,555
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	174,053	—	174,053
Available-for-sale securities — municipal bonds and notes	—	22,094	—	22,094
Available-for-sale securities — U.S. government agency securities	—	221,380	—	221,380
Available-for-sale securities — auction rate securities	—	—	16,043	16,043

Total	$26,987	$677,269	$16,043	$720,299

Due to the auction failures of the Company’s auction rate securities (ARS) that began in the second quarter of fiscal year 2008, there are still no quoted prices in active markets for similar assets as of September 30, 2011. Therefore, the Company has classified its ARS as level 3 financial assets. The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in thousands):

	2011	2010
Balance, beginning of period	$16,043	$41,595
Total gains realized or unrealized:
Included in earnings (other income, net)	—	1,491
Included in other comprehensive income	967	498
Recognition of put option to earnings	—	(1,491)
Settlements	(4,000)	(26,050)
Transfers into and/or out of level 3	—	—

Balance, end of period	$13,010	$16,043

Gains attributable to assets still held as of the end of the period	967	498

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain ARS for which there was a decrease in the observation of market pricing. At September 30, 2011, the values of these securities were estimated primarily using discounted cash flow analysis that incorporated transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at September 30, 2011.

The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the year ended September 30, 2011, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.

3.  Short-Term and Long-Term Investments

Short-term investments consist of the following (in thousands):

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
Corporate bonds and notes	$137,087	$251	$(182)	$137,156
Municipal bonds and notes	82,687	62	(34)	82,715
U.S. government securities	799	—	—	799
U.S. government agency securities	105,050	55	(9)	105,096

	$325,623	$368	$(225)	$325,766

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010
Corporate bonds and notes	$119,829	$318	$(23)	$120,124
Municipal bonds and notes	76,886	182	(5)	77,063
U.S. government agency securities	62,390	165	—	62,555

	$259,105	$665	$(28)	$259,742

Long-term investments consist of the following (in thousands):

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
Corporate bonds and notes	$141,315	$415	$(580)	$141,150
Municipal bonds and notes	30,575	151	(12)	30,714
Auction rate securities	15,000	—	(1,990)	13,010
U.S. government agency securities	285,334	164	(169)	285,329

	$472,224	$730	$(2,751)	$470,203

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010
Corporate bonds and notes	$172,493	$1,582	$(22)	$174,053
Municipal bonds and notes	22,045	67	(18)	22,094
Auction rate securities	19,000	—	(2,957)	16,043
U.S. government agency securities	221,262	200	(82)	221,380

	$434,800	$1,849	$(3,079)	$433,570

The amortized cost and fair value of fixed maturities at September 30, 2011, by contractual years-to-maturity, are presented below (in thousands):

	Cost or Amortized Cost	Fair Value
One year or less	$325,623	$325,766
Over one year	472,224	470,203

	$797,847	$795,969

The cost or amortized cost values of the Company’s fixed maturities include $15.0 million and $19.0 million of available-for-sale ARS as of September 30, 2011 and 2010, respectively.

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2011 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2011
Corporate bonds and notes	$133,752	$(751)	$4,019	$(11)	$137,771	$(762)
Municipal bonds and notes	24,304	(38)	2,543	(8)	26,847	(46)
Auction rate securities	—	—	13,010	(1,990)	13,010	(1,990)
U.S. government agency securities	171,222	(178)	—	—	171,222	(178)

Total	$329,278	$(967)	$19,572	$(2,009)	$348,850	$(2,976)

The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for fiscal year 2011 were primarily caused by reductions in the values of the ARS due to the illiquid markets and were partially offset by unrealized gains related to interest rate decreases.

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

4.  Balance Sheet Details

Other Assets

Other assets consist of the following (in thousands):

	Years Ended September 30,
	2011	2010
Acquired and developed technology and software development cost	$8,520	$6,374
Deposits and other	8,540	9,377
Restricted cash	162	195

	$17,222	$15,946

Amortization expense related to other assets was approximately $4.3 million, $6.0 million, and $6.7 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

Intangible assets consist of the following (in thousands):

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and developed technology and software development cost	$39,109	$(30,589)	$8,520	$33,474	$(27,100)	$6,374
Customer relationships	2,699	(2,314)	385	2,699	(1,894)	805
Patents and trademarks	3,044	(2,214)	830	2,964	(1,832)	1,132
Trade names	200	(163)	37	200	(123)	77
Non-compete covenants	200	(200)	—	200	(200)	—

	$45,252	$(35,480)	$9,772	$39,537	$(31,149)	$8,388

Estimated amortization expense for intangible assets for the five succeeding fiscal years is as follows (in thousands):

2012	$4,428
2013	934
2014	867
2015	867
2016	867

$7,963

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	Years Ended September 30,
	2011	2010
Payroll and benefits	$47,824	$40,904
Sales and marketing	5,062	2,522
Income tax accruals	4,860	2,458
Other	10,156	15,884

	$67,902	$61,768

Other Long Term Liabilities

Other long term liabilities consist of the following (in thousands):

	Years Ended September 30,
	2011	2010
Income tax accrual	$5,675	$7,029
Deferred rent and other	12,713	9,124

	$18,388	$16,153

5.  Income Taxes

The United States and international components of income before income taxes are as follows (in thousands):

	Years Ended September 30,
	2011	2010	2009
United States	$342,741	$225,698	$128,537
International	18,010	11,929	3,111

	$360,751	$237,627	$131,648

The provision for income taxes (benefit) consists of the following (in thousands):

	Years Ended September 30,
	2011	2010	2009
Current
U.S. federal	$103,620	$79,802	$41,948
State	7,397	4,722	1,631
Foreign	5,743	3,230	1,790

Total	116,760	87,754	45,369
Deferred
U.S. federal	3,070	(2,049)	(3,317)
State	(144)	(1,091)	25
Foreign	(332)	1,860	(1,964)

Total	2,594	(1,280)	(5,256)

	$119,354	$86,474	$40,113

The effective tax rate differs from the U.S. federal statutory rate as follows (in thousands):

	Years Ended September 30,
	2011	2010	2009
Income tax provision at statutory rate	$126,263	$83,170	$46,075
State taxes, net of federal benefit	5,999	2,871	2,121
Impact of foreign income taxes	(892)	915	(1,262)
Research and development and other credits	(5,486)	(2,124)	(5,954)
Domestic manufacturing deduction	(9,844)	(3,766)	(3,346)
Impact of stock compensation	5,310	2,825	2,411
Other	(1,996)	2,583	68

	$119,354	$86,474	$40,113

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	Years Ended September 30,
	2011	2010
Deferred tax assets
Net operating loss carry-forwards	$452	$5,672
Allowance for doubtful accounts	898	1,644
Accrued compensation and benefits	4,879	4,003
Inventories and related reserves	1,564	2,063
Stock-based compensation	8,969	6,247
Deferred revenue	19,400	16,260
Other accruals and reserves	9,629	7,829
Depreciation	1,403	5,239
Tax credit carry-forwards	1,657	4,065

	48,851	53,022

Deferred tax liabilities
Purchased intangibles and other	(5,698)	(6,391)

Net deferred tax assets	$43,153	$46,631

At September 30, 2011, the Company had U.S. net operating loss carry-forwards of approximately $1.2 million. All U.S. net operating loss carry-forwards relate to entities acquired by the Company and are limited in use by I.R.C. Sec. 382.

United States income and foreign withholding taxes have not been provided on approximately $28.7 million of undistributed earnings from the Company’s international subsidiaries. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries because the Company currently does not expect to remit those earnings in the foreseeable future. Determination of the amount of unrecognized deferred tax liability related to undistributed earnings of foreign subsidiaries is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

The decrease in the effective tax rate from fiscal year 2010 to fiscal year 2011 was primarily due to an increased benefit resulting from the United States Domestic Production Activities Deduction, the reinstatement of the federal research and development credit on December 17, 2010 and a change in the Company’s uncertain tax positions as a result of the settlement of audits and expiration of statutes of limitation in various jurisdictions.

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

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal years 2011, 2010 and 2009:

	2011	2010	2009
Balance, beginning of period	$6,568	$5,841	$4,075
Gross increases related to prior period tax positions	1,198	442	642
Gross increases related to current period tax positions	1,659	432	1,124
Decreases relating to settlements with tax authorities	(243)	—	—
Reductions due to lapses of statute of limitations	(3,230)	(147)	—

Balance, end of period	$5,952	$6,568	$5,841

The Company recognizes interest and, if applicable, penalties (not included in the “unrecognized tax benefits” table above) for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. In the years ended September 30, 2011, 2010 and 2009 the Company accrued approximately $283,000, $390,000 and $193,000, respectively, of interest expense related to its liability for unrecognized tax benefits. No penalties were recognized in fiscal years 2011, 2010 and 2009 or accrued for at September 30, 2011, 2010 and 2009.

All unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2007. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Australia and Germany. The earliest periods open for review by local taxing authorities are fiscal years 2010, 2010, 2007 and 2007 for the United Kingdom, Japan, Australia and Germany, respectively. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years ended 2007 and 2008 tax returns filed in various states and the fiscal year ended 2008 federal income tax return.

6.  Stock-based Compensation

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

1998 Equity Incentive Plan. In November 1998, the Company adopted the 1998 Equity Incentive Plan, or the 1998 Plan, which provided for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses for employees and other service providers. The 1998 Plan expired on November 11, 2008 and no shares remain available for awards under the 1998 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 1998 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. During the fiscal years 2011 and 2010, the Company issued no stock options, stock purchase awards or stock bonuses under this plan. As of September 30, 2011, there were options to purchase 132,459 shares outstanding under the 1998 Plan.

2011 Employee Stock Purchase Plan. In July 2011, the board of directors amended and restated the Company’s 1999 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan. A total of 6,000,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The Employee Stock Purchase Plan has been implemented in a series of offering periods, each 6 months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. As of September 30, 2011 there were 1,718,042 shares available for awards under the Employee Stock Purchase Plan.

2000 Equity Incentive Plan. In July 2000, the Company adopted the 2000 Employee Equity Incentive Plan, or the 2000 Plan, which provides for discretionary grants of non-qualified stock options, stock purchase awards and stock bonuses for non-executive employees and other service providers. A total of 7,000,000 shares of common stock were reserved for issuance under the 2000 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 2000 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. As of September 30, 2011, there were options to purchase 165,088 shares outstanding and no shares available for awards under the 2000 Plan. The Company terminated the 2000 Plan effective November 1, 2008 and no additional shares may be issued from the 2000 Plan.

Acquisition Incentive Plans. In connection with the Company’s acquisition of Acopia, the Company assumed the Acopia 2001 Stock Incentive Plan, or the Acopia Plan. Unvested options to acquire Acopia’s common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 2,230,703 shares of common stock were reserved for issuance under the Acopia Plan. The plan provides for discretionary grants of non-qualified and incentive stock options, restricted stock awards and other stock-based awards to persons who were employees, officers, directors, consultants or advisors to Acopia on or prior to September 12, 2007. During the fiscal year 2011, the Company issued no stock options or restricted stock units under the Acopia Plan. As of September 30, 2011, there were options to purchase 26,287 shares outstanding and no shares available for awards under the Acopia Plan. The Company terminated the Acopia Plan effective November 1, 2008 and no additional shares may be issued from the Acopia Plan.

2005 Equity Incentive Plan. In December 2004, the Company adopted the 2005 Equity Incentive Plan, or the 2005 Plan, which provides for discretionary grants of non-statutory stock options and stock units for employees, including officers, and other service providers. A total of 12,400,000 shares of common stock have been reserved for issuance under the 2005 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 2005 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. During the fiscal year 2011, the Company issued no stock options and 908,757 restricted stock units under the 2005 Plan. As of September 30, 2011, there were no options outstanding and 3,501,586 shares available for new awards under the 2005 Plan.

A majority of the restricted stock units granted in fiscal years 2011, 2010 and 2009 vest quarterly over a two-year period. The restricted stock units were granted during fiscal years 2011, 2010 and 2009 with a per-share weighted average fair value of $94.99, $86.32 and $36.31, respectively. The fair value of restricted stock vested during fiscal years 2011, 2010 and 2009 was $145.0 million, $116.4 million and $41.0 million, respectively.

A summary of restricted stock unit activity under the 2005 Plan is as follows:

	Outstanding Stock Units	Weighted Average Grant Date Fair Value
Balance, September 30, 2010	1,985,325	$62.52
Units granted	908,757	94.99
Units vested	(1,316,253)	105.59
Units cancelled	(121,143)	56.04

Balance, September 30, 2011	1,456,686	$44.40

A summary of stock option activity under all of the Company’s plans is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
Balance, September 30, 2010	483,040	$13.51
Options exercised	(150,416)	15.24
Options cancelled	(1,200)	33.92

Balance, September 30, 2011	331,424	$12.66

No stock options were granted in fiscal years 2011, 2010 and 2009.

The total intrinsic value of options exercised during fiscal 2011, 2010 and 2009 was $15.2 million, $36.6 million and $8.4 million, respectively.

	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value(1)
	(In thousands)
Stock options outstanding	331,424	2.31	$12.66	$19,353

Exercisable	331,424	2.31	$12.66	$19,353

Vested and expected to vest	331,424	2.31	$12.66	$19,353

(1)	Aggregate intrinsic value represents the difference between the fair value of the Company’s common stock underlying these options at September 30, 2011 and the related exercise prices.

As of September 30, 2011, equity based awards (including stock options and restricted stock units) are available for future issuance as follows:

Awards Available for Grant
Balance, September 30, 2010	4,289,200
Granted	(908,757)
Cancelled	125,156
Additional shares reserved (terminated), net	(4,013)

Balance, September 30, 2011	3,501,586

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

Future minimum operating lease payments, net of sublease income, are as follows (in thousands):

	Gross Lease Payments	Sublease Income	Net Lease Payments
2012	42,317	4,321	37,996

	Gross Lease Payments	Sublease Income	Net Lease Payments
2013	17,673	2,611	15,062
2014	16,185	338	15,847
2015	15,786	85	15,701
2016	15,072	—	15,072
Thereafter	65,370	—	65,370

	$172,403	$7,355	$165,048

Rent expense under non-cancelable operating leases amounted to approximately $19.0 million, $17.5 million, and $15.6 million for the fiscal years ended September 30, 2011, 2010, and 2009, respectively.

Purchase Obligations

Purchase obligations are comprised of purchase commitments with the Company’s contract manufacturers. The agreement with the Company’s primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on the Company’s production forecast. The Company is obligated to purchase component inventory that the contract manufacturer procures in accordance with the forecast, unless cancellation is given within applicable lead times. As of September 30, 2011, the Company’s purchase obligations were $13.6 million.

Litigation

The Company is not aware of any pending legal proceedings that, individually or in the aggregate, are reasonably possible to have a material adverse effect on the Company’s business, operating results, or financial condition. The Company may in the future be party to litigation arising in the ordinary course of business, including claims that we allegedly infringe upon third-party intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

8. Restructuring Charges

In January 2009, the Company initiated a restructuring plan to reduce its operating expenses which included the consolidation of facilities, accelerated depreciation on tenant improvements and a reduction in workforce. These initiatives are intended to conserve or generate cash in response to the uncertainties associated with the recent deterioration in the global economy. As a result of these initiatives, the Company recorded a restructuring charge of $4.3 million in the second quarter of fiscal 2009. All accrued restructuring costs had been incurred as of September 30, 2011.

9. Employee Benefit Plans

The Company has a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their compensation. The Company may, at its discretion, match a portion of the employees’ eligible contributions. Contributions by the Company to the plan during the years ended September 30, 2011, 2010, and 2009 were approximately $4.7 million, $3.8 million and $3.3 million, respectively. Contributions made by the Company vest over four years.

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

The following presents revenues by geographic region (in thousands):

	Years Ended September 30,
	2011	2010	2009
Americas	$676,868	$517,269	$361,230
EMEA	240,453	201,259	150,776
Japan	74,824	59,151	56,792
Asia Pacific	159,689	104,293	84,281

	$1,151,834	$881,972	$653,079

One worldwide distributor accounted for 18.1%, 14.5% and 15.4% of total net revenues in fiscal years 2011, 2010 and 2009, respectively. Another worldwide distributor accounted for 10.7% of total net revenues in fiscal year 2011. Another worldwide distributor accounted for 10.2% of total net revenues in fiscal year 2010.

11. Quarterly Results of Operations

The following presents the Company’s unaudited quarterly results of operations for the eight quarters ended September 30, 2011. The information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. This unaudited information has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that were considered necessary for a fair statement of the Company’s operating results for the quarters presented.

	Three Months Ended
	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010	Dec. 31, 2009
	(Unaudited and in thousands, except per share data)
Net revenues
Products	$197,446	$179,327	$173,710	$171,492	$164,972	$147,393	$129,559	$119,218
Services	117,169	111,386	103,862	97,442	89,302	83,081	76,509	71,938

Total	314,615	290,713	277,572	268,934	254,274	230,474	206,068	191,156

Cost of net revenues
Products	34,485	31,803	31,423	31,614	31,045	29,328	27,419	26,042
Services	21,435	20,645	19,250	17,349	15,783	15,251	13,997	13,087

Total	55,920	52,448	50,673	48,963	46,828	44,579	41,416	39,129

Gross profit	258,695	238,265	226,899	219,971	207,446	185,895	164,652	152,027

Operating expenses
Sales and marketing	100,945	93,633	89,332	86,825	80,696	77,219	69,644	65,642
Research and development	36,552	35,245	34,507	32,606	31,571	30,889	29,134	26,720
General and administrative	21,867	21,126	19,846	20,684	18,876	17,658	16,016	15,953

Total operating expenses	159,364	150,004	143,685	140,115	131,143	125,766	114,794	108,315

Income from operations	99,331	88,261	83,214	79,856	76,303	60,129	49,858	43,712
Other income, net	4,087	1,889	1,568	2,545	68	3,561	2,291	1,705

Income before income taxes	103,418	90,150	84,782	82,401	76,371	63,690	52,149	45,417

Provision for income taxes	35,808	27,601	29,207	26,738	28,136	23,195	19,005	16,138

Net income	$67,610	$62,549	$55,575	$55,663	$48,235	$40,495	$33,144	$29,279

Net income per share — basic	$0.84	$0.77	$0.69	$0.69	$0.60	$0.51	$0.42	$0.37

Weighted average shares — basic	80,317	80,866	80,809	80,644	80,268	79,864	79,394	78,906

Net income per share — diluted	$0.84	$0.77	$0.68	$0.68	$0.59	$0.50	$0.41	$0.36

Weighted average shares — diluted	80,766	81,497	81,622	81,648	81,253	81,031	80,737	80,333

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

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011 and, based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the results of this assessment and on those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2011.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by this item regarding the Company’s directors and executive officers is incorporated herein by reference to the sections entitled “Board of Directors — Nominees and Continuing Directors,” “Corporate Governance — Committees of the Board — Audit Committee” and “— Code of Ethics for Senior Financial Officers” and “— Director Nomination,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement that will be furnished to the SEC no later than January 28, 2012 (the “Proxy Statement”). Additional information regarding the Company’s directors and executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Directors and Executive Officers of the Registrant.”

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table provides information as of September 30, 2011 with respect to the shares of Common Stock that may be issued under the Company’s existing equity compensation plans.

	Column A		Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options and rights		Weighted-average exercise price of outstanding options and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (total securities authorized but unissued under the plans, less Column A)
Equity compensation plans approved by security holders(1)	1,589,145	(2)	$13.05	5,219,628	(4)
Equity compensation plans not approved by security holders(5)	212,234		$12.40	—

Total	1,801,379		$12.66	5,219,628

(1)	Consists of the F5 Networks, Inc. Amended and Restated 1998 Equity Incentive Plan (the “1998 Equity Incentive Plan”), and the F5 Networks, Inc. 2005 Equity Incentive Plan (the “2005 Equity Incentive Plan”). No additional options may be granted under the 1998 Equity Incentive Plan.
(2)	Includes 132,459 shares issuable upon vesting of outstanding options and 1,456,686 shares issuable upon vesting of outstanding RSUs granted under the 2005 Equity Incentive Plan.
(3)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which have no exercise price.
(4)	Includes 1,718,042 shares reserved for issuance under the Employee Stock Purchase Plan.
(5)

Consists of the F5 Networks, Inc. 2000 Employee Equity Incentive Plan (the “2000 Equity Incentive Plan”), F5 Networks, Inc. uRoam Acquisition Equity Incentive Plan (the “uRoam Equity Incentive Plan”), F5 Networks, Inc. MagniFire Acquisition Equity Incentive Plan (the “MagniFire Equity Incentive Plan”), F5 Networks, Inc. Assumed Acopia Networks Inc. 2001 Stock Incentive Plan (the “Acopia 2001 Plan”) and F5 Networks, Inc. Acopia Acquisition Equity Incentive Plan (the “Acopia Acquisition Plan”). The material features of each of these equity compensation plans are set forth in Note 7 in our financial statements, “Summary of

Significant Accounting Policies — Shareholders’ Equity” included in our Annual Report to Shareholders on Form 10-K for the year ended September 30, 2011. As of the date of assumption of the Acopia 2001 Plan, there were options to purchase 426,821 shares outstanding under the Acopia 2001 Plan, with a weighted average exercise price of $18.94. The Company terminated the 2000 Equity Incentive Plan, Acopia 2001 Plan and the Acopia Acquisition Plan effective November 1, 2008 and no additional shares may be issued from those Plans. In addition, no additional options may be granted under the uRoam Equity Incentive Plan or the MagniFire Equity Incentive Plan.

The information required by Item 403 of Regulation S-K is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

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

Dated: November 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ JOHN MCADAM John McAdam	Chief Executive Officer, President, and Director (principal executive officer)	November 22, 2011

By:	/s/ JOHN RODRIGUEZ John Rodriguez	Senior Vice President, Chief Accounting Officer (principal financial officer and principal accounting officer)	November 22, 2011

By:	/s/ A. GARY AMES A. Gary Ames	Director	November 22, 2011

By:	/s/ DEBORAH L. BEVIER Deborah L. Bevier	Director	November 22, 2011

By:	/s/ JONATHAN CHADWICK Jonathan Chadwick	Director	November 22, 2011

By:	/s/ KARL D. GUELICH Karl D. Guelich	Director	November 22, 2011

By:	/s/ ALAN J. HIGGINSON Alan J. Higginson	Director	November 22, 2011

By:	/s/ SCOTT THOMPSON Scott Thompson	Director	November 22, 2011

EXHIBIT INDEX

Exhibit Number		Exhibit Description

2.1	—	Agreement and Plan of Merger dated as of May 31, 2004, by and among the Registrant, Fire5, Inc., a wholly owned subsidiary of the Registrant, MagniFire Websystems, Inc., and Lucent Venture Partners III LLC(1)

2.2	—	Agreement and Plan of Merger, dated September 6, 2005, among the Registrant, Sparrow Acquisition Corp., Swan Labs Corporation and the other parties referred to therein.(2)

2.3	—	Agreement and Plan of Merger, dated August 6, 2007, among the Registrant, Checkmate Acquisition Corp., Acopia Networks, Inc. and Charles River Ventures, LLC.(18)

3.1	—	Second Amended and Restated Articles of Incorporation of the Registrant(3)

3.2	—	Amended and Restated Bylaws of the Registrant(3)

3.3	—	Second Amended and Restated Bylaws of F5 Networks, Inc.(22)

3.4	—	Third Amended and Restated Bylaws of F5 Networks, Inc.(23)

4.1	—	Specimen Common Stock Certificate(3)

10.1	—	Amended and Restated Office Lease Agreement dated April 3, 2000, between the Registrant and 401 Elliott West LLC(4)

10.2	—	Sublease Agreement dated March 30, 2001 between the Registrant and Cell Therapeutics, Inc.(5)

10.3	—	uRoam Acquisition Equity Incentive Plan(6) §

10.4	—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(3) §

10.5	—	1998 Equity Incentive Plan, as amended(7) §

10.6	—	Form of Option Agreement under the 1998 Equity Incentive Plan(3) §

10.7	—	Amended and Restated Directors’ Nonqualified Stock Option Plan(3) §

10.8	—	Form of Option Agreement under the Amended and Restated Directors’ Nonqualified Stock Option Plan(3) §

10.9	—	Amended and Restated 1996 Stock Option Plan(3) §

10.10	—	Form of Option Agreement under the Amended and Restated 1996 Stock Option Plan(3) §

10.11	—	1999 Non-Employee Directors’ Stock Option Plan(3) §

10.12	—	Form of Option Agreement under 1999 Non-Employee Directors’ Stock Option Plan(3) §

10.13	—	NonQualified Stock Option Agreement between John McAdam and the Registrant dated July 24, 2000(8) §

10.14	—	2000 Employee Equity Incentive Plan(9) §

10.15	—	Form of Option Agreement under the 2000 Equity Incentive Plan(10) §

10.16	—	NonQualified Stock Option Agreement between M. Thomas Hull and the Registrant dated October 20, 2003(11) §

10.17*	—	2011 Employee Stock Purchase Plan §

10.18	—	MagniFire Acquisition Equity Incentive Plan(13) §

10.19	—	NonQualified Stock Option Agreement between Karl Triebes and the Registrant dated August 16, 2004(13)

10.20	—	Incentive Compensation Plan for Executive Officers(13) §

10.21	—	2005 Equity Incentive Plan(14) §

10.22	—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan (with acceleration upon change of control)(15) §

10.23	—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan (no acceleration upon change of control)(15) §

10.24	—	Amendment to F5 Networks, Inc. 2005 Equity Incentive Plan Award Agreement, dated March 8, 2006, between the Registrant and John Rodriquez(16) §

10.25	—	Amendment to F5 Networks, Inc. 2005 Equity Incentive Plan Award Agreement, dated March 8, 2006, between the Registrant and Andy Reinland(16) §

10.27	—	Office Lease Agreement with Selig Real Estate Holdings IIX, L.L.C. dated October 31, 2006(17)

10.28	—	First Amendment to Sublease Agreement dated April 13, 2001 between the Registrant and Cell Therapeutics, Inc.(19)

10.29	—	Second Amendment to Sublease Agreement dated March 6, 2002 between the Registrant and Cell Therapeutics, Inc.(19)

10.30	—	Third Amendment to Sublease Agreement dated as of December 22, 2005 between the Registrant and Cell Therapeutics, Inc.(19)

10.31	—	Assumed Acopia Networks, Inc. 2001 Stock Incentive Plan(20) §

10.32	—	Acopia Acquisition Equity Incentive Plan(20) §

10.33	—	Form of Restricted Stock Unit Agreement under the Acopia Acquisition Equity Incentive Plan (with acceleration upon change of control)(21) §

10.34	—	Form of Restricted Stock Unit Agreement under the Acopia Acquisition Equity Incentive Plan (no acceleration upon change of control)(21) §

10.35	—	Form of Change of Control Agreement between F5 Networks, Inc. and each of John McAdam, John Rodriguez, Karl Triebes, Edward J. Eames, Dan Matte and certain other executive officers(24)

10.36	—	2005 Equity Incentive Plan, as amended January 2009(25)

10.37	—	Form of Restricted Stock Unit Agreement under the 2005 Equity Incentive Plan as amended (with acceleration upon change of control) as revised July 2009(26)

21.1*	—	Subsidiaries of the Registrant

23.1*	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema Document

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
§	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Current Report on Form 8-K dated May 31, 2004 and filed with the SEC on June 2, 2004.
(2)	Incorporated by reference from Current Report on Form 8-K dated October 4, 2005 and filed with the SEC on October 5, 2005.
(3)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.
(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(5)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(6)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-109895.
(7)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-104169.
(8)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2000.
(9)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-51878.
(10)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2001.
(11)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-112022.
(13)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2004.
(14)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(15)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(16)	Incorporated by reference from Current Report on Form 8-K dated March 8, 2006 and filed with the SEC on March 10, 2006.
(17)	Incorporated by reference from Current Report on Form 8-K dated October 31, 2006 and filed with the SEC on November 3, 2006.
(18)	Incorporated by reference from Current Report on Form 8-K dated August 6, 2007 and filed with the SEC on August 8, 2007.
(19)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2006.
(20)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-146195.
(21)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2007.
(22)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2008.
(23)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
(24)	Incorporated by reference from Current Report on Form 8-K dated April 29, 2009 and filed with the SEC on May 4, 2009.
(25)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
(26)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.