Form 10-Q
period 2011-12-31
F5 NETWORKS INC
filed 2012-02-03
CIK 1048695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2012 was 79,191,583.

F5 NETWORKS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended December 31, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

F5 NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	December 31, 2011	September 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$257,488	$216,784
Short-term investments	299,049	325,766
Accounts receivable, net of allowances of $3,035 and $2,898	187,862	165,676
Inventories	17,493	17,149
Deferred tax assets	8,604	8,391
Other current assets	33,606	29,907

Total current assets	804,102	763,673

Property and equipment, net	50,870	47,998
Long-term investments	558,307	470,203
Deferred tax assets	35,172	34,762
Goodwill	234,691	234,691
Other assets, net	15,547	17,222

Total assets	$1,698,689	$1,568,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$32,566	$33,525
Accrued liabilities	97,368	67,902
Deferred revenue	302,820	270,880

Total current liabilities	432,754	372,307

Other long-term liabilities	18,536	18,388
Deferred revenue, long-term	77,209	72,418

Total long-term liabilities	95,745	90,806

Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 79,169 and 79,145 shares issued and outstanding	379,349	380,737
Accumulated other comprehensive loss	(6,772)	(6,422)
Retained earnings	797,613	731,121

Total shareholders’ equity	1,170,190	1,105,436

Total liabilities and shareholders’ equity	$1,698,689	$1,568,549

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per share data)

	Three months ended December 31,
	2011	2010
Net revenues
Products	$196,554	$171,492
Services	125,878	97,442

Total	322,432	268,934

Cost of net revenues
Products	33,200	31,614
Services	22,406	17,349

Total	55,606	48,963

Gross profit	266,826	219,971

Operating expenses
Sales and marketing	106,238	86,825
Research and development	39,122	32,606
General and administrative	21,677	20,684

Total	167,037	140,115

Income from operations	99,789	79,856
Other income, net	1,861	2,545

Income before income taxes	101,650	82,401
Provision for income taxes	35,158	26,738

Net income	$66,492	$55,663

Net income per share — basic	$0.84	$0.69

Weighted average shares — basic	79,272	80,644

Net income per share — diluted	$0.83	$0.68

Weighted average shares — diluted	79,822	81,648

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three months ended December 31, 2011
			Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, September 30, 2011	79,145	$380,737	$(6,422)	$731,121	$1,105,436
Exercise of employee stock options	11	158	—	—	158
Issuance of stock under employee stock purchase plan	111	9,429	—	—	9,429
Issuance of restricted stock	222	—	—	—	—
Repurchase of common stock	(320)	(34,473)	—	—	(34,473)
Tax benefit from employee stock transactions	—	1,375	—	—	1,375
Stock-based compensation	—	22,123	—	—	22,123
Comprehensive income:
Net income	—	—	—	66,492	—
Foreign currency translation adjustment	—	—	(263)	—	—
Unrealized loss on securities, net of tax	—	—	(87)	—	—
Comprehensive income	—	—	—	—	66,142

Balance, December 31, 2011	79,169	$379,349	$(6,772)	$797,613	$1,170,190

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three months ended December 31,
	2011	2010
Operating activities
Net income	$66,492	$55,663
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss (gain) on disposition of assets and investments	579	(212)
Stock-based compensation	22,123	22,940
Provisions for doubtful accounts and sales returns	415	228
Depreciation and amortization	5,822	5,250
Deferred income taxes	(598)	(888)
Changes in operating assets and liabilities:
Accounts receivable	(22,601)	(30,082)
Inventories	(344)	632
Other current assets	(3,879)	7,771
Other assets	562	(213)
Accounts payable and accrued liabilities	26,576	13,657
Deferred revenue	36,732	28,393

Net cash provided by operating activities	131,879	103,139

Investing activities
Purchases of investments	(262,499)	(251,499)
Maturities of investments	198,102	98,818
Sales of investments	2,886	61,032
Increase in restricted cash	(3)	(39)
Purchases of property and equipment	(5,857)	(5,491)

Net cash used in investing activities	(67,371)	(97,179)

Financing activities
Excess tax benefits from stock-based compensation	1,399	10,130
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	9,577	8,842
Repurchase of common stock	(34,473)	(24,998)

Net cash used in financing activities	(23,497)	(6,026)

Net increase (decrease) in cash and cash equivalents	41,011	(66)
Effect of exchange rate changes on cash and cash equivalents	(307)	(555)
Cash and cash equivalents, beginning of period	216,784	168,754

Cash and cash equivalents, end of period	$257,488	$168,133

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

Basis of Presentation

The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Certain reclassifications have been made to the prior year’s financial statements to conform to the fiscal year 2012 presentation. Such reclassifications did not affect total revenues, operating income or net income.

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

The Company performs its annual goodwill impairment test during the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. For its annual goodwill impairment analysis, the Company operates under one reporting unit. The Company determined the fair value of its reporting unit based on the Company’s enterprise value. In March 2011, the Company completed its annual impairment test and concluded there was no impairment of goodwill. The Company also considered potential impairment indicators at December 31, 2011 and noted no indicators of impairment.

Stock-Based Compensation

The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $22.1 million and $22.9 million of stock-based compensation expense for the three months ended December 31, 2011 and 2010, respectively. As of December 31, 2011, there was $104.2 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.

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

The Company recognizes compensation expense for only the portion of restricted stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The Company’s estimated forfeiture rate in the first quarter of fiscal year 2012 is 5.2% for grants awarded to the Company’s executive officers and Board of Directors, and 8.8% for grants awarded to all other employees. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

In November 2011, as part of the annual review of executive compensation by the Compensation Committee of the Board of Directors and a change in the grant date for the Company’s annual equity awards program for the executive officers, the Company granted 82,968 RSUs to certain current executive officers. Fifty percent of the aggregate number of RSUs vest in equal quarterly increments over three years, until such portion of the grant is fully vested on November 1, 2014. One-sixth of the RSU grant, or a portion thereof, is subject to the Company achieving specified quarterly revenue and EBITDA goals during fiscal year 2012. In each case, 50% of the quarterly performance stock grant is based on achieving at least 80% of the quarterly revenue goal and the other 50% is based on achieving at least 80% of the quarterly EBITDA goal. The quarterly performance stock grant is paid linearly above 80% of the targeted goals. At least 100% of both goals must be attained in order for the quarterly performance stock grant to be awarded over 100%. Each goal is evaluated individually and subject to the 80% achievement threshold and 100% over-achievement threshold. The remaining 33.33% of this annual equity awards RSU grant shall be subject to quarterly performance based vesting for fiscal years 2013 and 2014 (16.66% in each period). The Compensation Committee of the Board of Directors will set applicable performance targets and vesting formulas for each of these periods.

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

Common Stock Repurchase

On October 25, 2011, the Company announced that its Board of Directors authorized an additional $200 million for its common stock share repurchase program. This new authorization is incremental to the existing $400 million program, initially approved in

October 2010 and expanded in August 2011. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of January 31, 2012, the Company had repurchased and retired 7,898,137 shares at an average price of $60.16 per share and the Company had $324.4 million remaining to purchase shares as part of its repurchase programs.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended December 31,
	2011	2010
Numerator
Net income	$66,492	$55,663

Denominator
Weighted average shares outstanding — basic	79,272	80,644
Dilutive effect of common shares from stock options and restricted stock units	550	1,004

Weighted average shares outstanding — diluted	79,822	81,648

Basic net income per share	$0.84	$0.69

Diluted net income per share	$0.83	$0.68

An immaterial amount of common shares potentially issuable from stock options for the three months ended December 31, 2011 and 2010, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.

Comprehensive Income

Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains (losses) on securities and foreign currency translation adjustments are included in accumulated other comprehensive loss. Comprehensive income and its components were as follows (in thousands):

	Three months ended December 31,
	2011	2010
Net Income	$66,492	$55,663
Unrealized loss on securities, net of tax	(87)	(654)
Foreign currency translation adjustment	(263)	(587)

Total comprehensive income	$66,142	$54,422

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

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12), which defers the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to other comprehensive income. No other requirements in ASU 2011-05 are affected by this deferral. Similar to ASU 2011-05, the Company will adopt ASU 2011-12 in the first quarter of fiscal 2013 and does not expect the adoption of this standard to have an impact on its consolidated financial statements.

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

Level 1 investments are valued based on quoted market prices in active markets and include the Company’s cash equivalent investments. Level 2 investments, which include investments that are valued based on quoted prices in markets that are not active, broker or dealer quotations, actual trade data, benchmark yields or alternative pricing sources with reasonable levels of price transparency, include the Company’s certificates of deposit, corporate bonds and notes, municipal bonds and notes, U.S. government securities and U.S. government agency securities. Fair values for the Company’s level 2 investments are based on similar assets without applying significant judgments. In addition, all of the Company’s level 2 investments have a sufficient level of trading volume to demonstrate that the fair values used are appropriate for these investments.

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

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at December 31, 2011, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2011
Cash equivalents	$36,066	$—	$—	$36,066
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	122,716	—	122,716
Available-for-sale securities — municipal bonds and notes	—	86,584	—	86,584
Available-for-sale securities — U.S. government securities	—	800	—	800
Available-for-sale securities — U.S. government agency securities	—	88,949	—	88,949
Long-term investments
Available-for-sale securities — certificates of deposit	—	3,549	—	3,549
Available-for-sale securities — corporate bonds and notes	—	158,715	—	158,715
Available-for-sale securities — municipal bonds and notes	—	22,439	—	22,439
Available-for-sale securities — U.S. government agency securities	—	360,540	—	360,540
Available-for-sale securities — auction rate securities	—	—	13,064	13,064

Total	$36,066	$844,292	$13,064	$893,422

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2011, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2011
Cash equivalents	$33,740	$—	$—	$33,740
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	137,156	—	137,156
Available-for-sale securities — municipal bonds and notes	—	82,715	—	82,715
Available-for-sale securities — U.S. government securities	—	799		799
Available-for-sale securities — U.S. government agency securities	—	105,096	—	105,096
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	141,150	—	141,150
Available-for-sale securities — municipal bonds and notes	—	30,714	—	30,714
Available-for-sale securities — U.S. government agency securities	—	285,329	—	285,329
Available-for-sale securities — auction rate securities	—	—	13,010	13,010

Total	$33,740	$782,959	$13,010	$829,709

Due to the auction failures of the Company’s auction rate securities (ARS) that began in the second quarter of fiscal year 2008, there are still no quoted prices in active markets for similar assets as of December 31, 2011. Therefore, the Company has classified its ARS as level 3 financial assets. The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

	Three months ended December 31,
	2011	2010
Balance, beginning of period	$13,010	$16,043
Total gains realized or unrealized:
Included in earnings (other income, net)	—	—
Included in other comprehensive income	54	217
Recognition of put option to earnings	—	—
Settlements	—	—
Transfers into and/or out of level 3	—	—

Balance, end of period	$13,064	$16,260

Gains attributable to assets still held as of end of period	54	217

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain ARS for which there was a decrease in the observation of market pricing. At December 31, 2011, the values of these securities were estimated primarily using discounted cash flow analysis that incorporated transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at December 31, 2011.

The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three months ended December 31, 2011, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.

3. Short-Term and Long-Term Investments

Short-term investments consist of the following (in thousands):

December 31, 2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$122,651	$281	$(216)	$122,716
Municipal bonds and notes	86,540	82	(38)	86,584
U.S. government securities	800	—	—	800
U.S. government agency securities	88,891	58	—	88,949

	$298,882	$421	$(254)	$299,049

September 30, 2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$137,087	$251	$(182)	$137,156
Municipal bonds and notes	82,687	62	(34)	82,715
U.S. government securities	799	—	—	799
U.S. government agency securities	105,050	55	(9)	105,096

	$325,623	$368	$(225)	$325,766

Long-term investments consist of the following (in thousands):

December 31, 2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,573	$—	$(24)	$3,549
Corporate bonds and notes	159,001	346	(632)	158,715
Municipal bonds and notes	22,320	122	(3)	22,439
Auction rate securities	15,000	—	(1,936)	13,064
U.S. government agency securities	360,595	165	(220)	360,540

	$560,489	$633	$(2,815)	$558,307

September 30, 2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$141,315	$415	$(580)	$141,150
Municipal bonds and notes	30,575	151	(12)	30,714
Auction rate securities	15,000	—	(1,990)	13,010
U.S. government agency securities	285,334	164	(169)	285,329

	$472,224	$730	$(2,751)	$470,203

The amortized cost and fair value of fixed maturities at December 31, 2011, by contractual years-to-maturity, are presented below (in thousands):

	Cost or Amortized Cost	Fair Value
One year or less	$298,882	$299,049
Over one year	560,489	558,307

	$859,371	$857,356

The cost or amortized cost values of the Company’s fixed maturities include $15.0 million of available-for-sale ARS as of December 31, 2011 and September 30, 2011.

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2011 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificates of deposit	$3,549	$(24)	$—	$—	$3,549	$(24)
Corporate bonds and notes	132,862	(738)	13,456	(110)	146,318	(848)
Municipal bonds and notes	27,030	(35)	2,934	(6)	29,964	(41)
Auction rate securities	—	—	13,064	(1,936)	13,064	(1,936)
U.S. government agency securities	202,713	(220)	—	—	202,713	(220)

Total	$366,154	$(1,017)	$29,454	$(2,052)	$395,608	$(3,069)

The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for the first three months of fiscal year 2012 were primarily caused by reductions in the values of the ARS due to the illiquid markets and were partially offset by unrealized gains related to interest rate decreases.

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

Inventories consist of the following (in thousands):

	December 31, 2011	September 30, 2011
Finished goods	$12,812	$12,917
Raw materials	4,681	4,232

	$17,493	$17,149

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

The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of December 31, 2011 and December 31, 2010 were not material.

Purchase Commitments

The Company currently has arrangements with contract manufacturers and other suppliers for the manufacturing of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless they give notice of order cancellation in advance of applicable lead times. As of December 31, 2011, the Company was committed to purchase approximately $12.5 million of such inventory during the next quarter.

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

6. Income Taxes

The effective tax rate was 34.6% and 32.4% for the three months ended December 31, 2011 and 2010, respectively. The increase in effective tax rate is primarily due to the reinstatement of the United States federal credit for Increasing Research Activities on December 17, 2010. Additionally, as of December 31, 2011, the United States federal credit for Increasing Research Activities expired. The reinstatement is reflected in the effective tax rate for the three months ended December 31, 2010.

At December 31, 2011, the Company has classified approximately $5.7 million of unrecognized tax liabilities as a non-current liability. It is reasonably possible that the Company’s existing liabilities for uncertain tax benefits may change within the next twelve months primarily due to the expiration of statutes of limitations. At this time the Company cannot reasonably estimate a range of potential changes in such benefits.

The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. For the three months ended December 31, 2011, the Company accrued an immaterial amount of interest expense related to its liability for unrecognized tax benefits. All unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2007. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Australia and Germany. The earliest periods open for review by local taxing authorities are fiscal years 2010 for the United Kingdom and Japan, and 2007 for Australia and Germany. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years ended 2007 and 2008 tax returns filed in various states and the fiscal year ended 2008 federal income tax return.

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

The following presents revenues by geographic region (in thousands):

	Three months ended December 31,
	2011	2010
Americas	$189,708	$157,919
EMEA	68,072	59,705
Japan	20,202	16,561
Asia Pacific	44,450	34,749

	$322,432	$268,934

Two worldwide distributors of the Company’s products accounted for 31.6% of total net revenue for the three months ended December 31, 2011. One worldwide distributor accounted for 18.8% of total net revenue for the three months ended December 31, 2010. One worldwide distributor accounted for 15.6% of the Company’s accounts receivable as of December 31, 2011. One worldwide distributor accounted for 16.9% of the Company’s accounts receivable as of December 31, 2010. No other distributors accounted for more than 10% of total net revenue or receivables.

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

•

Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first three months of fiscal year 2012 was primarily due to net income from operations, with operating activities providing cash of $131.9 million. This increase was partially offset by $34.5 million of cash used to repurchase outstanding common stock under our stock repurchase program in the first quarter of fiscal year 2012. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for the first three months of fiscal year 2012 were comprised primarily of information technology infrastructure and equipment to support the growth of our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•

Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased in the first quarter of fiscal year 2012 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the first quarter of fiscal year 2012 was 52.

Summary of Critical Accounting Policies and Estimates

The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that, of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: revenue recognition; reserve for doubtful accounts; reserve for product returns; reserve for warranties; accounting for income taxes; stock-based compensation; investments; goodwill impairment; and the fair value measurements of financial assets and liabilities. None of these accounting policies and estimates, have significantly changed since our annual report on Form 10-K for the year ended September 30, 2011 (Form 10-K). Critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended December 31,
	2011	2010
	(in thousands, except percentages)
Net Revenues
Products	$196,554	$171,492
Services	125,878	97,442

Total	$322,432	$268,934

Percentage of net revenues
Products	61.0%	63.8%
Services	39.0	36.2

Total	100.0%	100.0%

Net revenues. Total net revenues increased 19.9% for the three months ended December 31, 2011, from the same period in the prior year. Overall revenue growth for the three months ended December 31, 2011 was primarily due to increased service and product revenues as a result of our increased installed base of products and increased demand for our core ADN products, including application security and WAN optimization products. Sales outside of the Americas were 41.2% of total net revenues for the three months ended December 31, 2011, compared to 41.3% for the same period in the prior year. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.

Net product revenues increased 14.6% for the three months ended December 31, 2011, from the same period in the prior year. The increase in net product revenues for the three months ended December 31, 2011 was primarily due to an increase of $27.4 million in sales of our ADN products from the same period in the prior year. Sales of our ADN products represented 98.7% of product revenues for the three months ended December 31, 2011, compared to 97.2% of product revenues for the three months ended December 31, 2010.

Net service revenues increased 29.2% for the three months ended December 31, 2011, from the same period in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.

Avnet Technology Solutions and Ingram Micro, two of our worldwide distributors, accounted for 17.9% and 13.7% of our total net revenue for the three months ended December 31, 2011, respectively. Avnet Technology Solutions accounted for 18.8% of our total net revenue for the three months ended December 31, 2010. Avnet Technology Solutions accounted for 15.6% of our accounts receivable as of December 31, 2011. Avnet Technology Solutions accounted for 16.9% of our accounts receivable as of December 31, 2010. No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended December 31,
	2011	2010
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$33,200	$31,614
Services	22,406	17,349

Total	55,606	48,963

Gross profit	$266,826	$219,971
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	16.9%	18.4%
Services	17.8	17.8

Total	17.2	18.2

Gross profit	82.8%	81.8%

Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased 5.0% for the three months ended December 31, 2011, as compared to the same period in the prior year. The increase in cost of net product revenues was primarily due to a higher volume of units shipped.

Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three months ended December 31, 2011, cost of net service revenues as a percentage of net service revenues remained consistent with the same period in the prior year at 17.8%. Professional services headcount at the end of December 2011 increased to 538 from 444 at the end of December 2010. In addition, cost of net service revenues included stock-based compensation expense of $2.2 million for the three months ended December 31, 2011, compared to $1.8 million for the same period in the prior year.

	Three months ended December 31,
	2011	2010
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$106,238	$86,825
Research and development	39,122	32,606
General and administrative	21,677	20,684

Total	$167,037	$140,115

Operating expenses (as a percentage of net revenue)
Sales and marketing	33.0%	32.3%
Research and development	12.1	12.1
General and administrative	6.7	7.7

Total	51.8%	52.1%

Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased 22.4% for the three months ended December 31, 2011, from the comparable period in the prior year. The increase in sales and marketing expense was primarily due to an increase of $15.9 million in commissions and personnel costs for the three months ended December 31, 2011, from the comparable period in the prior year. The increased commissions and personnel costs were driven by growth in sales and marketing employee headcount and increased sales volume for the corresponding periods. Sales and marketing headcount at the end of December 2011 increased to 1,141 from 923 at the end of December 2010. Sales and marketing expense included stock-based compensation expense of $9.1 million for the three months ended December 31, 2011, compared to $8.7 million for the same period in the prior year. The increase in sales and marketing expense was also due to investments in marketing promotions and initiatives aimed at promoting our brand and creating market awareness of our technology and our products.

Research and development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 20.0% for the three months ended December 31, 2011, from the comparable period in the prior year. The increase in research and development expense was primarily due to an increase of $4.8 million in personnel costs for the three months ended December 31, 2011, from the comparable period in the prior year. Research and development headcount at the end of December 2011 increased to 646 from 527 at the end of December 2010. In addition, research and development expense included a year over year increase in computer equipment and software costs of $1.4 million to support the development of new and improved products. Research and development expense included stock-based compensation expense of $5.8 million for the three months ended December 31, 2011, compared to $5.9 million for the same period in the prior year. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.

General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 4.8% for the three months ended December 31, 2011, from the comparable period in the prior year. The increase in general and administrative expense was primarily due to an increase of $1.2 million in personnel costs for the three months ended December 31, 2011, from the comparable period in the prior year. Stock-based compensation expense was $4.7 million for the three months ended December 31, 2011, compared to $6.1 million for the same period in the prior year. General and administrative headcount at the end of December 2011 increased to 291 from 235 at the end of December 2010.

	Three months ended December 31,
	2011	2010
	(in thousands, except percentages)
Other Income and Income Taxes
Income from operations	$99,789	$79,856
Other income, net	1,861	2,545

Income before income taxes	101,650	82,401
Provision for income taxes	35,158	26,738

Net income	$66,492	$55,663

Other Income and Income Taxes (as percentage of revenue)
Income from operations	30.9%	29.7%
Other income, net	0.6	0.9

Income before income taxes	31.5	30.6
Provision for income taxes	10.9	9.9

Net income	20.6%	20.7%

Other income, net. Other income, net, consists primarily of interest income and foreign currency transaction gains and losses. Other income, net, decreased 26.9% for the three months ended December 31, 2011, from the comparable period in the prior year. The decrease in other income, net for the three months ended December 31, 2011 was primarily due to a decrease in foreign currency transaction gains, as well as interest income compared to the same period in the prior year. The decrease in interest income for the three months ended December 31, 2011 was primarily due to a decline in interest rates from the comparable period in the prior year.

Provision for income taxes. We recorded a 34.6% provision for income taxes for the three month period ended December 31, 2011. The increase in the effective tax rate compared to the three month period ended December 31, 2010 is primarily due to the reinstatement of the United States federal tax credit for Increasing Research Activities on December 17, 2010. Additionally, as of December 31, 2011, the United States federal credit for Increasing Research Activities expired. The reinstatement is reflected in the effective tax rate for the three months ended December 31, 2010.

At December 31, 2011, we did not have a valuation allowance on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that these assets are more likely than not to be realized. In making this determination we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at December 31, 2011 and December 31, 2010 were $43.8 million and $48.0 million, respectively. Our worldwide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in the various geographic locations in which we operate, changes in the valuation of our net deferred tax assets, resolution of potential exposures, tax positions taken on tax returns filed in the various geographic locations in which we operate, and the introduction of new accounting standards or changes in tax laws or interpretations thereof in the various geographic locations in which we operate. We have recorded liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and long-term investments totaled $1,114.8 million as of December 31, 2011 compared to $1,012.8 million as of September 30, 2011, representing an increase of $102.0 million. The increase was primarily due to cash provided by operating activities of $131.9 million for the three months ended December 31, 2011 which was partially offset by $34.5 million of additional cash required for the repurchase of outstanding common stock under our stock repurchase program. The increase in cash flow from operations for the first three months of fiscal year 2012 resulted from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, excluding auction rate securities (ARS), together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.

At December 31, 2011, we held $13.1 million in fair value of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rates being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. We limit our investments in ARS to securities that carry a AAA/A- (or equivalent) rating from recognized rating agencies and limit the amount of credit exposure to any one issuer. At the time of initial investment and at the date of this Quarterly Report on Form 10-Q, all of our ARS were in compliance with our investment policy.

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

We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. The underlying assets of the municipal ARS we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. During fiscal years 2011 and 2010, we liquidated $4.0 million and $26.1 million of ARS that we held at par value, respectively. Through December 31, 2011, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities. However, due to uncertainty in the ARS market, we believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $15.0 million (par value) of our ARS as long-term as of December 31, 2011.

Cash used in investing activities was $67.4 million for the three months ended December 31, 2011, compared to cash used in investing activities of $97.2 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, capital expenditures and changes in restricted cash requirements. The amount of cash used in investing activities for the three months ended December 31, 2011 was primarily due to the purchase of investments and capital expenditures related to maintaining our operations worldwide partially offset by the sales and maturity of investments.

Cash used in financing activities was $23.5 million for the three months ended December 31, 2011, compared to cash used in financing activities of $6.0 million for the same period in the prior year. Our financing activities for the three months ended December 31, 2011 consisted of cash required for the repurchase of outstanding common stock under our stock repurchase program of $34.5 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $9.6 million and excess tax benefits related to share-based compensation of $1.4 million.

Obligations and Commitments

As of December 31, 2011, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2022. There have been no material changes in our principal lease commitments compared to those discussed in the Form 10-K.

We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of December 31, 2011, we were committed to purchase approximately $12.5 million of such inventory during the next quarter.

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

Our success depends on sales and continued innovation of our Application Delivery Networking product lines

For the fiscal year ended September 30, 2011 and the three months ended December 31, 2011, we derived approximately 97.4% and 98.7% of our net product revenues, respectively, or approximately 61.0% and 60.2% of our total net revenues, respectively, from sales of our Application Delivery Networking (ADN) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability and performance problems for our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.

We may not be able to compete effectively in the emerging application delivery networking and file virtualization markets

The markets we serve are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors in the application delivery networking market include Brocade Communications Systems, Inc., Cisco Systems, Inc., Citrix Systems, Inc., and Radware Ltd. In the adjacent WAN Optimization Controller market, we compete with Blue Coat Systems, Inc., Cisco, Citrix, Juniper Networks, Inc. and Riverbed Technology, Inc. In the file virtualization market, we compete with EMC Corporation. We expect to continue to face additional competition as new participants enter our markets. As we continue to expand globally, we may see new competitors in different geographic regions. In addition, larger companies with significant resources, brand recognition, and sales channels may form alliances with or acquire competing application delivery networking solutions from other companies and emerge as significant competitors. Potential competitors may bundle their products or incorporate an Internet traffic management or security component into existing products in a manner that discourages users from purchasing our products. Any of these circumstances may limit our opportunities for growth and negatively impact our financial performance.

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

We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business

We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two worldwide distributors of our products accounted for 28.8% of our total net revenue for fiscal year 2011. Two worldwide distributors of our products accounted for 24.7% of our total net revenue for fiscal year 2010. Two worldwide distributors of our products accounted for 31.6% of our total net revenue for the three months ended December 31, 2011. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.

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

Our investments in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments

At December 31, 2011, the fair value of our AAA/A- (or equivalent) rated municipal auction rate securities (ARS) was approximately $13.1 million. We may not be able to liquidate these ARS and realize their full carrying value unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security otherwise matures. While we do not believe the decline in the carrying values of these municipal ARS is permanent, if the issuers of these securities are unable to successfully close future auctions and their credit ratings are lowered, we may be required to record future impairment charges related to these investments, which would harm our results of operations. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified these investments as long-term as of December 31, 2011.

Our operating results are exposed to risks associated with international commerce

As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to recessionary economic cycles or protracted slowdowns in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements and natural disasters. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. Sales outside of the Americas represented 41.2% and 41.4% of our net revenues for the fiscal years ended September 30, 2011 and 2010, respectively, and 41.2% for the three months ended December 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2011, the fair value of our AAA/A- (or equivalent) rated municipal ARS was approximately $13.1 million. ARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7, 28 or 35 days. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The underlying assets of the municipal ARS we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal ARS will have a material impact on our overall ability to meet our liquidity needs. We have no intent to sell, won’t be required to sell, and believe we will hold these securities until recovery. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $15.0 million (par value) of securities as long-term as of December 31, 2011.

Management believes there have been no other material changes to our quantitative and qualitative disclosures about market risk during the three month period ended December 31, 2011, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2011.

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

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 25, 2011, we announced that our Board of Directors authorized an additional $200 million for our common stock share repurchase program. This new authorization is incremental to the existing $400 million program, initially approved in October 2010 and expanded in August 2011. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of January 31, 2012, we had repurchased and retired 7,898,137 shares at an average price of $60.16 per share and we had $324.4 million remaining to purchase shares as part of our repurchase programs.

Shares repurchased and retired as of January 31, 2012 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2010 — October 31, 2010	—	$—	—	$237,564
November 1, 2010 — November 30, 2010	126,125	$120.30	126,125	$222,384
December 1, 2010 — December 31, 2010	71,519	$137.24	71,519	$212,565

January 1, 2011 — January 31, 2011	43,200	$106.71	43,200	$207,953
February 1, 2011 — February 28, 2011	203,785	$118.36	203,785	$183,823
March 1, 2011 — March 31, 2011	157,948	$112.55	157,948	$166,038

April 1, 2011 — April 30, 2011	—	$—	—	$166,038
May 1, 2011 — May 31, 2011	265,720	$103.66	265,720	$138,481
June 1, 2011 — June 30, 2011	205,913	$108.94	205,913	$116,038

July 1, 2011 — July 31, 2011	26,657	$99.45	26,657	$113,386
August 1, 2011 — August 31, 2011	1,091,868	$77.61	1,091,868	$228,595
September 1, 2011 — September 30, 2011	794,244	$78.71	794,244	$166,038

October 1, 2011 — October 31, 2011	—	$—	—	$366,038
November 1, 2011 — November 30, 2011	179,000	$106.05	179,000	$347,049
December 1, 2011 — December 31, 2011	141,100	$109.69	141,100	$331,566

January 1, 2012 — January 31, 2012	58,706	$121.49	58,706	$324,431

Item 6. Exhibits

Exhibit Number		Exhibit Description

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema Document

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of February, 2012.

F5 NETWORKS, INC.

By:	/s/ JOHN RODRIGUEZ
John Rodriguez
Executive Vice President,
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