Form 10-Q
period 2012-03-31
F5 NETWORKS INC
filed 2012-05-07
CIK 1048695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of May 3, 2012 was 79,392,118.

F5 NETWORKS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

F5 NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	March 31, 2012	September 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$209,459	$216,784
Short-term investments	280,152	325,766
Accounts receivable, net of allowances of $3,121 and $2,898	184,043	165,676
Inventories	17,023	17,149
Deferred tax assets	8,612	8,391
Other current assets	47,229	29,907

Total current assets	746,518	763,673

Property and equipment, net	52,279	47,998
Long-term investments	543,932	470,203
Deferred tax assets	35,872	34,762
Goodwill	347,901	234,691
Other assets, net	31,769	17,222

Total assets	$1,758,271	$1,568,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$29,904	$33,525
Accrued liabilities	78,618	67,902
Deferred revenue	325,364	270,880

Total current liabilities	433,886	372,307

Other long-term liabilities	19,683	18,388
Deferred revenue, long-term	87,484	72,418

Total long-term liabilities	107,167	90,806

Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 79,035 and 79,145 shares issued and outstanding	357,026	380,737
Accumulated other comprehensive loss	(6,062)	(6,422)
Retained earnings	866,254	731,121

Total shareholders’ equity	1,217,218	1,105,436

Total liabilities and shareholders’ equity	$1,758,271	$1,568,549

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Net revenues
Products	$205,165	$173,710	$401,719	$345,202
Services	134,457	103,862	260,335	201,304

Total	339,622	277,572	662,054	546,506

Cost of net revenues
Products	33,668	31,423	66,868	63,037
Services	23,926	19,250	46,332	36,599

Total	57,594	50,673	113,200	99,636

Gross profit	282,028	226,899	548,854	446,870

Operating expenses
Sales and marketing	110,995	89,332	217,233	176,157
Research and development	43,568	34,507	82,690	67,113
General and administrative	22,785	19,846	44,462	40,530

Total	177,348	143,685	344,385	283,800

Income from operations	104,680	83,214	204,469	163,070
Other income, net	1,428	1,568	3,289	4,113

Income before income taxes	106,108	84,782	207,758	167,183
Provision for income taxes	37,467	29,207	72,625	55,945

Net income	$68,641	$55,575	$135,133	$111,238

Net income per share — basic	$0.87	$0.69	$1.71	$1.38

Weighted average shares — basic	79,156	80,809	79,214	80,726

Net income per share — diluted	$0.86	$0.68	$1.69	$1.36

Weighted average shares — diluted	79,775	81,622	79,853	81,670

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(unaudited, in thousands)

	Six months ended March 31, 2012
	Common Stock		Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Income/(Loss)	Earnings	Equity

Balance, September 30, 2011	79,145	$380,737	$(6,422)	$731,121	$1,105,436
Exercise of employee stock options	67	663	—	—	663
Issuance of stock under employee stock purchase plan	110	9,429	—	—	9,429
Issuance of restricted stock	437	—	—	—	—
Repurchase of common stock	(724)	(84,776)	—	—	(84,776)
Tax benefit from employee stock transactions	—	5,505	—	—	5,505
Stock-based compensation	—	45,468	—	—	45,468
Comprehensive income:
Net income	—	—	—	135,133	—
Foreign currency translation adjustment	—	—	(173)	—	—
Unrealized gain on securities, net of tax	—	—	533	—	—
Comprehensive income	—	—	—	—	135,493

Balance, March 31, 2012	79,035	$357,026	$(6,062)	$866,254	$1,217,218

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six months ended March 31,
	2012	2011
Operating activities
Net income	$135,133	$111,238
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss (gain) on disposition of assets and investments	457	(182)
Stock-based compensation	45,468	44,706
Provisions for doubtful accounts and sales returns	633	(14)
Depreciation and amortization	14,935	10,536
Deferred income taxes	(1,645)	(1,080)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(18,139)	(30,757)
Inventories	125	661
Other current assets	(17,252)	(7,798)
Other assets	688	(140)
Accounts payable and accrued liabilities	3,933	13,253
Deferred revenue	69,147	53,945

Net cash provided by operating activities	233,483	194,368

Investing activities
Purchases of investments	(482,403)	(441,160)
Maturities of investments	427,671	261,230
Sales of investments	24,519	80,977
(Increase) decrease in restricted cash	(25)	38
Acquisition of intangible assets	(250)	(80)
Acquisition of businesses, net of cash acquired	(128,335)	—
Purchases of property and equipment	(12,818)	(11,704)

Net cash used in investing activities	(171,641)	(110,699)

Financing activities
Excess tax benefit from stock-based compensation	5,456	16,286
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	10,093	9,218
Repurchase of common stock	(84,776)	(71,526)

Net cash used in financing activities	(69,227)	(46,022)

Net (decrease) increase in cash and cash equivalents	(7,385)	37,647
Effect of exchange rate changes on cash and cash equivalents	60	(186)
Cash and cash equivalents, beginning of period	216,784	168,754

Cash and cash equivalents, end of period	$209,459	$206,215

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Summary of Significant Accounting Policies

Description of Business

F5 Networks, Inc. (the “Company”) provides products and services to help companies manage their Internet Protocol (IP) traffic and file storage infrastructure efficiently and securely. The Company’s application delivery networking products improve the performance, availability and security of applications on Internet-based networks. Internet traffic between network-based applications and clients passes through these devices where the content is inspected to ensure that it is safe and modified as necessary to ensure that it is delivered securely and in a way that optimizes the performance of both the network and the applications. The Company’s storage virtualization products simplify and reduce the cost of managing files and file storage devices, and ensure fast, secure, easy access to files for users and applications. With the purchase of Traffix Communication Systems Ltd. (Traffix Systems) in February 2012, the Company acquired a line of Diameter signaling products that enable full connectivity, unlimited scalability, and comprehensive control for telecommunications operators. These products enable operators to control their signaling networks effectively in the migration to next-generation networks and in future expansion of their subscriber bases and service portfolios. The Company also offers a broad range of services that include consulting, training, maintenance and other technical support services.

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

Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company tests goodwill for impairment on an annual basis and between annual tests when impairment indicators are identified, and goodwill is written down when impaired. Goodwill was recorded in connection with the acquisition of Traffix Systems in fiscal year 2012, Acopia Networks, Inc. in fiscal year 2007, Swan Labs, Inc. in fiscal year 2006, MagniFire Websystems, Inc. in fiscal year 2004 and uRoam, Inc. in fiscal year 2003. The Company performs its annual goodwill impairment test during the second fiscal quarter.

In September 2011, the FASB approved changes to the goodwill impairment guidance which are intended to reduce the cost and complexity of the annual impairment test. The changes provide entities the option to perform a qualitative assessment to determine whether further impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.

The revised guidance includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit will be sold or a sustained decrease in the stock price on either an absolute basis or relative to peers.

The changes are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, earlier adoption is permitted. The Company opted to early adopt this guidance for its annual goodwill impairment test performed in the second quarter of fiscal 2012.

If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the provisions of authoritative guidance require that the Company perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. For its annual goodwill impairment analysis, the Company operates under one reporting unit and determines the fair value of its reporting unit based on the Company’s enterprise value. In March 2012, the Company completed a qualitative assessment of potential impairment indicators and concluded that it was more-likely-than-not that the fair value of its reporting unit exceeded its carrying amount.

Stock-Based Compensation

The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $23.3 million and $21.8 million of stock-based compensation expense for the three months ended March 31, 2012 and 2011, respectively, and $45.5 million and $44.7 million for the six months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was $96.2 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.

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

The Company recognizes compensation expense for only the portion of restricted stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The Company’s estimated forfeiture rate in the second quarter of fiscal year 2012 is 5.5% for grants awarded to the Company’s executive officers and Board of Directors, and 8.7% for grants awarded to all other employees. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

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

Common Stock Repurchase

On October 25, 2011, the Company announced that its Board of Directors authorized an additional $200 million for its common stock share repurchase program. This new authorization is incremental to the existing $400 million program, initially approved in October 2010 and expanded in August 2011. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of May 3, 2012, the Company had repurchased and retired 8,249,537 shares at an average price of $62.93 per share and the Company had $280.5 million remaining to purchase shares as part of its repurchase programs.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Numerator
Net income	$68,641	$55,575	$135,133	$111,238

Denominator
Weighted average shares outstanding — basic	79,156	80,809	79,214	80,726
Dilutive effect of common shares from stock options and restricted stock units	619	813	639	944

Weighted average shares outstanding — diluted	79,775	81,622	79,853	81,670

Basic net income per share	$0.87	$0.69	$1.71	$1.38

Diluted net income per share	$0.86	$0.68	$1.69	$1.36

An immaterial amount of common shares potentially issuable from stock options for the three and six months ended March 31, 2012 and 2011, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.

Comprehensive Income

Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains (losses) on securities and foreign currency translation adjustments are included in accumulated other comprehensive loss. Comprehensive income and its components were as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Net Income	$68,641	$55,575	$135,133	$111,238
Unrealized gain (loss) on securities, net of tax	620	(309)	533	(963)
Foreign currency translation adjustment	90	159	(173)	(428)

Total comprehensive income	$69,351	$55,425	$135,493	$109,847

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04), which amends current fair value measurement and disclosure guidance to converge with International Financial Reporting Standards (IFRS) and provides increased transparency around valuation inputs and investment categorization. The Company adopted ASU 2011-04 in the second quarter of fiscal 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at March 31, 2012, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2012
Cash equivalents	$50,912	$—	$—	$50,912
Short-term investments
Available-for-sale securities — certificates of deposit	—	3,545	—	3,545
Available-for-sale securities — corporate bonds and notes	—	135,658	—	135,658
Available-for-sale securities — municipal bonds and notes	—	60,319	—	60,319
Available-for-sale securities — U.S. government securities	—	800	—	800
Available-for-sale securities — U.S. government agency securities	—	79,830	—	79,830
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	171,824	—	171,824
Available-for-sale securities — municipal bonds and notes	—	40,710	—	40,710
Available-for-sale securities — U.S. government agency securities	—	318,205	—	318,205
Available-for-sale securities — auction rate securities	—	—	13,193	13,193

Total	$50,912	$810,891	$13,193	$874,996

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

Due to the auction failures of the Company’s auction rate securities (ARS) that began in the second quarter of fiscal year 2008, there are still no quoted prices in active markets for similar assets as of March 31, 2012. Therefore, the Company has classified its ARS as level 3 financial assets. The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Balance, beginning of period	$13,064	$16,260	$13,010	$16,043
Total gains realized or unrealized:
Included in earnings (other income, net)	—	—	—	—
Included in other comprehensive income	129	120	183	337
Recognition of put option to earnings	—	—	—	—
Settlements	—	—	—	—
Transfers into and/or out of level 3	—	—	—	—

Balance, end of period	$13,193	$16,380	$13,193	$16,380

Gains attributable to assets still held as of end of period	129	120	183	337

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain ARS for which there was a decrease in the observation of market pricing. At March 31, 2012, the values of these securities were estimated primarily using discounted cash flow analysis that incorporated transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at March 31, 2012. Significant fluctuations in any of these inputs in isolation would result in changes in the fair value of the Company’s ARS.

The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three months ended March 31, 2012, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.

3. Short-Term and Long-Term Investments

Short-term investments consist of the following (in thousands):

March 31, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,558	$—	$(13)	$3,545
Corporate bonds and notes	135,220	469	(31)	135,658
Municipal bonds and notes	60,243	90	(14)	60,319
U.S. government securities	800	—	—	800
U.S. government agency securities	79,784	46	—	79,830

	$279,605	$605	$(58)	$280,152

September 30, 2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$137,087	$251	$(182)	$137,156
Municipal bonds and notes	82,687	62	(34)	82,715
U.S. government securities	799	—	—	799
U.S. government agency securities	105,050	55	(9)	105,096

	$325,623	$368	$(225)	$325,766

Long-term investments consist of the following (in thousands):

March 31, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$171,511	$556	$(243)	$171,824
Municipal bonds and notes	40,593	147	(30)	40,710
Auction rate securities	15,000	—	(1,807)	13,193
U.S. government agency securities	318,411	72	(278)	318,205

	$545,515	$775	$(2,358)	$543,932

September 30, 2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$141,315	$415	$(580)	$141,150
Municipal bonds and notes	30,575	151	(12)	30,714
Auction rate securities	15,000	—	(1,990)	13,010
U.S. government agency securities	285,334	164	(169)	285,329

	$472,224	$730	$(2,751)	$470,203

The amortized cost and fair value of fixed maturities at March 31, 2012, by contractual years-to-maturity, are presented below (in thousands):

	Cost or Amortized Cost	Fair Value
One year or less	$279,605	$280,152
Over one year	545,515	543,932

	$825,120	$824,084

The cost or amortized cost values of the Company’s fixed maturities include $15.0 million of available-for-sale ARS as of March 31, 2012 and September 30, 2011.

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2012 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificates of deposit	$3,545	$(13)	$—	$—	$3,545	$(13)
Corporate bonds and notes	82,862	(244)	12,361	(30)	95,223	(274)
Municipal bonds and notes	21,080	(43)	2,014	(1)	23,094	(44)
Auction rate securities	—	—	13,193	(1,807)	13,193	(1,807)
U.S. government agency securities	181,132	(278)	—	—	181,132	(278)

Total	$288,619	$(578)	$27,568	$(1,838)	$316,187	$(2,416)

The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for the first six months of fiscal year 2012 were primarily caused by reductions in the values of the ARS due to the illiquid markets and were partially offset by unrealized gains related to interest rate decreases.

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

Inventories consist of the following (in thousands):

	March 31, 2012	September 30, 2011
Finished goods	$12,955	$12,917
Raw materials	4,068	4,232

	$17,023	$17,149

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

The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of March 31, 2012 and March 31, 2011 were not material.

Purchase Commitments

The Company currently has arrangements with contract manufacturers and other suppliers for the manufacturing of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless they give notice of order cancellation in advance of applicable lead times. As of March 31, 2012, the Company was committed to purchase approximately $13.5 million of such inventory during the next 30 day period.

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

6. Income Taxes

The effective tax rate was 35.3% and 34.4% for the three months ended March 31, 2012 and 2011, respectively. The increase in effective tax rate is primarily due to the expiration of the United States federal credit for Increasing Research Activities at December 31, 2011.

At March 31, 2012, the Company has classified approximately $5.8 million of unrecognized tax liabilities as a non-current liability. It is reasonably possible that the Company’s existing liabilities for uncertain tax benefits may change within the next twelve months primarily due to the expiration of statutes of limitations. At this time the Company cannot reasonably estimate a range of potential changes in such benefits.

The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. For the three months ended March 31, 2012, the Company accrued an immaterial amount of interest expense related to its liability for unrecognized tax benefits. All unrecognized tax benefits, if recognized, would affect the effective tax rate.

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

The following presents revenues by geographic region (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Americas:
United States	$181,218	$152,382	$352,205	$298,636
Other	16,513	11,420	35,234	23,085

Total Americas	197,731	163,802	387,439	321,721

EMEA	71,348	59,881	139,420	119,586
Japan	22,947	15,564	43,149	32,125
Asia Pacific	47,596	38,325	92,046	73,074

	$339,622	$277,572	$662,054	$546,506

Two worldwide distributors of the Company’s products accounted for 16.6% and 13.9% of total net revenue for the three month period ended March 31, 2012. Two worldwide distributors accounted for 17.2% and 13.8% of total net revenue for the six month period ended March 31, 2012. One worldwide distributor of the Company’s products accounted for 19.6% and 19.2% of total net revenue for the three and six month periods ended March 31, 2011, respectively. One worldwide distributor accounted for 18.0% of the Company’s accounts receivable as of March 31, 2012. One worldwide distributor accounted for 14.5% of the Company’s accounts receivable as of March 31, 2011. No other distributors accounted for more than 10% of total net revenue or receivables.

8. Business Combinations

The Company’s acquisitions are accounted for under the purchase method of accounting. The total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions provided by management. Goodwill is not amortized but instead is tested for impairment at least annually, as described in Note 1.

Fiscal Year 2012 Acquisition of Traffix Communication Systems Ltd.

On February 22, 2012, the Company acquired all issued and outstanding shares of Traffix Communication Systems Ltd. and subsidiaries (Traffix Systems), a privately held Israeli corporation headquartered in Hod HaSharon, Israel for $133.7 million in cash. Direct transaction costs associated with the acquisition were approximately $0.8 million and were expensed in the second quarter of fiscal 2012. Traffix Systems provides 4G Diameter signaling products for telecommunications service providers. The Company expects to advance its competitive advantage in the worldwide marketplace by leveraging Traffix System’s signaling processing technology and general expertise and the Company’s own data routing technology. As a result of the acquisition, the Company acquired all the assets of Traffix Systems, all property, equipment and other assets that Traffix Systems used in its business and assumed all the liabilities of Traffix Systems. The results of operations of Traffix Systems have been included in the Company’s consolidated financial statements from the date of acquisition. Pro forma results of operations for this acquisition have not been presented as this transaction is not considered a material acquisition and the effects were not material to the Company’s financial results for the three and six months ended March 31, 2012.

The purchase price allocation is as follows (in thousands):

Assets acquired
Cash	$5,388
Fair value of current assets	1,123
Property and equipment, net	406
Developed technology, customer relationships and other intangibles	17,624
Goodwill	113,210

Total assets acquired	$137,751

Liabilities assumed
Accrued liabilities	$(3,627)
Deferred revenue	(402)

Total liabilities assumed	(4,029)

Net assets acquired	$133,722

Of the total estimated purchase price, $14.9 million was allocated to developed technology, and $2.7 million to customer relationships and other intangibles. To determine the value of developed technology, the income approach was used, which included estimates and assumptions provided by Traffix Systems and Company management, which are considered those of a market participant. The income approach estimates the fair value of an asset based on its earnings and cash flow capacity. A combination of the income and cost approaches were used to determine the fair value of customer relationships and other intangibles. The cost approach requires an estimation of the costs required by a market participant to reproduce the asset. Goodwill generated from this transaction is primarily related to expected synergies of the technology and expanded opportunities within the telecommunications industry. All of the goodwill is expected to be deductible for federal and state income tax purposes.

Developed technology will be amortized on a straight-line basis over its estimated useful life of five years and included in cost of net product revenues. Customer relationships will be amortized on a straight-line basis over its estimated useful life of ten years and included in general and administrative expenses. The estimated useful lives for the acquired intangible assets were based on the expected future cash flows associated with the respective asset.

The fair value of replacement stock-based compensation awards issued by the Company attributable to precombination services was immaterial and has not been reflected in the consideration transferred.

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

•

Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first six months of fiscal year 2012 was primarily due to net income from operations, with operating activities providing cash of $233.5 million. This increase was partially offset by $84.8 million of cash used to repurchase outstanding common stock under our stock repurchase program in the first half of fiscal year 2012. Going forward, we believe the primary driver of cash flows will be net income from operations. On February 22, 2012, we acquired all of the capital stock of Traffix Communication Systems Ltd. (Traffix Systems) for cash of $133.7 million. Capital expenditures for the first six months of fiscal year 2012 were comprised primarily of information technology infrastructure and equipment to support the growth of our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•

Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased in the second quarter of fiscal year 2012 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the second quarter of fiscal year 2012 was 49.

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

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	(in thousands, except percentages)
Net Revenues
Products	$205,165	$173,710	$401,719	$345,202
Services	134,457	103,862	260,335	201,304

Total	$339,622	$277,572	$662,054	$546,506

Percentage of net revenues
Products	60.4%	62.6%	60.7%	63.2%
Services	39.6	37.4	39.3	36.8

Total	100.0%	100.0%	100.0%	100.0%

Net revenues. Total net revenues increased 22.4% and 21.1% for the three and six months ended March 31, 2012, respectively, from the same periods in the prior year. Overall revenue growth for the three and six months ended March 31, 2012 was primarily due to increased service and product revenues as a result of our increased installed base of products and increased demand for our core ADN products, including application security and WAN optimization products. International revenues represented 46.6% and 46.8% of total net revenues for the three and six months ended March 31, 2012, respectively, compared to 45.1% and 45.4% for the same periods in the prior year, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.

Net product revenues increased 18.1% and 16.4% for the three and six months ended March 31, 2012, respectively, from the same periods in the prior year. The increase in net product revenues for the three and six months ended March 31, 2012 was primarily due to an increase of $32.5 million and $59.9 million in sales of our ADN products from the same periods in the prior year, respectively. Sales of our ADN products represented 98.4% and 98.6% of product revenues for the three and six months ended March 31, 2012, respectively, compared to 97.5% and 97.4% of product revenues for the three and six months ended March 31, 2011, respectively.

Net service revenues increased 29.5% and 29.3% for the three and six months ended March 31, 2012, respectively, from the same periods in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.

Avnet Technology Solutions and Ingram Micro, two of our worldwide distributors, accounted for 16.6% and 13.9% of our total net revenue for the three months ended March 31, 2012, respectively. Avnet Technology Solutions and Ingram Micro accounted for 17.2% and 13.8% for the six months ended March 31, 2012, respectively. Avnet Technology Solutions accounted for 19.6% and 19.2% of our total net revenue for the three and six months ended March 31, 2011, respectively. Ingram Micro accounted for 18.0% of our accounts receivable as of March 31, 2012. Avnet Technology Solutions accounted for 14.5% of our accounts receivable as of March 31, 2011. No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$33,668	$31,423	$66,868	$63,037
Services	23,926	19,250	46,332	36,599

Total	57,594	50,673	113,200	99,636

Gross profit	$282,028	$226,899	$548,854	$446,870
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	16.4%	18.1%	16.6%	18.3%
Services	17.8	18.5	17.8	18.2

Total	17.0	18.3	17.1	18.2

Gross profit	83.0%	81.7%	82.9%	81.8%

Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased 7.1% and 6.1% for the three and six months ended March 31, 2012, respectively, as compared to the same periods in the prior year. The increase in cost of net product revenues was primarily due to a higher volume of units shipped.

Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and six months ended March 31, 2012, cost of net service revenues as a percentage of net service revenues remained consistent at 17.8%, compared to 18.5% and 18.2% for the three and six months ended March 31, 2011, respectively. Professional services headcount at the end of March 2012 increased to 583 from 476 at the end of March 2011. In addition, cost of net service revenues included stock-based compensation expense of $2.2 million and $4.4 million for the three and six months ended March 31, 2012, respectively, compared to $1.8 million and $3.6 million for the same periods in the prior year, respectively.

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$110,995	$89,332	$217,233	$176,157
Research and development	43,568	34,507	82,690	67,113
General and administrative	22,785	19,846	44,462	40,530

Total	$177,348	$143,685	$344,385	$283,800

Operating expenses (as a percentage of net revenue)
Sales and marketing	32.7%	32.2%	32.8%	32.2%
Research and development	12.8	12.4	12.5	12.3
General and administrative	6.7	7.2	6.7	7.4

Total	52.2%	51.8%	52.0%	51.9%

Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased 24.2% and 23.3% for the three and six months ended March 31, 2012, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to an increase of $16.2 million and $32.1 million in commissions and personnel costs for the three and six months ended March 31, 2012, respectively, from the comparable periods in the prior year. The increased commissions and personnel costs were driven by growth in sales and marketing employee headcount and increased sales volume for the corresponding periods. Sales and marketing headcount at the end of March 2012 increased to 1,198 from 979 at the end of March 2011. Sales and marketing expense included stock-based compensation expense of $9.4 million and $18.4 million for the three and six months ended March 31, 2012, respectively, compared to $8.4 million and $17.1 million for the same periods in the prior year, respectively. The increase in sales and marketing expense was also due to investments in marketing promotions and initiatives aimed at promoting our brand and creating market awareness of our technology and our products.

Research and development. Research and development expenses consist of the salaries and related benefits for our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 26.3% and 23.2% for the three and six months ended March 31, 2012, respectively, from the comparable periods in the prior year. The increase in research and development expense was primarily due to an increase of $6.3 million and $11.1 million in personnel costs for the three and six months ended March 31, 2012, respectively, from the comparable periods in the prior year. Research and development headcount at the end of March 2012 increased to 721 from 554 at the end of March 2011. In addition, research and development expense included year over year increases in computer equipment and software costs of $0.7 million and $2.1 million for the three and six months ended March 31, 2012, respectively, to support the development of new and improved products. Research and development expense included stock-based compensation expense of $6.5 million and $12.3 million for the three and six months ended March 31, 2012, respectively, compared to $5.6 million and $11.5 million for the same periods in the prior year, respectively. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.

General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 14.8% and 9.7% for the three and six months ended March 31, 2012, respectively, from the comparable periods in the prior year. The increase in general and administrative expense was primarily due to an increase of $1.5 million and $2.8 million in personnel costs for the three and six months ended March 31, 2012, respectively, from the comparable periods in the prior year. In addition, fees paid to outside consultants for legal, audit and tax services increased $1.2 million and $1.9 million for the three and six months ended March 31, 2012, respectively, from the comparable periods in the prior year. Stock-based compensation expense was $4.9 million and $9.6 million for the three and six months ended March 31, 2012, respectively, compared to $5.7 million and $11.7 million for the same periods in the prior year, respectively. General and administrative headcount at the end of March 2012 increased to 303 from 245 at the end of March 2011.

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$104,680	$83,214	$204,469	$163,070
Other income, net	1,428	1,568	3,289	4,113

Income before income taxes	106,108	84,782	207,758	167,183
Provision for income taxes	37,467	29,207	72,625	55,945

Net income	$68,641	$55,575	$135,133	$111,238

Other income and income taxes (as percentage of net revenue)
Income from operations	30.8%	30.0%	30.9%	29.8%
Other income, net	0.4	0.5	0.5	0.8

Income before income taxes	31.2	30.5	31.4	30.6
Provision for income taxes	11.0	10.5	11.0	10.2

Net income	20.2%	20.0%	20.4%	20.4%

Other income, net. Other income, net, consists primarily of interest income and foreign currency transaction gains and losses. Other income, net, decreased 8.9% and 20.0% for the three and six months ended March 31, 2012, respectively, from the comparable periods in the prior year. The decrease in other income, net for the three and six months ended March 31, 2012 was primarily due to a decrease in interest income compared to the same periods in the prior year. The decrease in interest income for the three and six months ended March 31, 2012 was primarily due to a decline in interest rates from the comparable periods in the prior year.

Provision for income taxes. We recorded a 35.3% provision for income taxes for the three month period ended March 31, 2012. The increase in the effective tax rate compared to the three month period ended March 31, 2011 is primarily due to the expiration of the United States federal credit for Increasing Research Activities on December 31, 2011.

At March 31, 2012, we established a valuation allowance of $0.9 million relative to the deferred tax assets of Traffix Systems, which we acquired in February of 2012. There have been no other valuation allowances established on any of our deferred tax assets in any other jurisdictions in which we operate because we believe that these assets are more likely than not to be realized. In making these determinations we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at March 31, 2012 and March 31, 2011 were $44.5 million and $48.4 million, respectively. Our worldwide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in the various geographic locations in which we operate, changes in the valuation of our net deferred tax assets, resolution of potential exposures, tax positions taken on tax returns filed in the various geographic locations in which we operate, and the introduction of new accounting standards or changes in tax laws or interpretations thereof in the various geographic locations in which we operate. We have recorded liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and long-term investments totaled $1,033.5 million as of March 31, 2012 compared to $1,012.8 million as of September 30, 2011, representing an increase of $20.7 million. The increase was primarily due to cash provided by operating activities of $233.5 million for the six months ended March 31, 2012, which was partially offset by $84.8 million of additional cash required for the repurchase of outstanding common stock under our stock repurchase program, and $128.3 million for the acquisition of Traffix Systems. The increase in cash flow from operations for the first six months of fiscal year 2012 resulted from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, excluding auction rate securities (ARS), together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.

At March 31, 2012, we held $13.2 million in fair value of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rates being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. We limit our investments in ARS to securities that carry a AAA/A- (or equivalent) rating from recognized rating agencies and limit the amount of credit exposure to any one issuer. At the time of initial investment and at the date of this Quarterly Report on Form 10-Q, all of our ARS were in compliance with our investment policy.

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

We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. The underlying assets of the municipal ARS we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. During fiscal years 2011 and 2010, we liquidated $4.0 million and $26.1 million of ARS that we held at par value, respectively. Through March 31, 2012, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will be able to liquidate our investments without significant loss primarily due to the government guarantee of the underlying securities. However, due to uncertainty in the ARS market, we believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $15.0 million (par value) of our ARS as long-term as of March 31, 2012.

Cash used in investing activities was $171.6 million for the six months ended March 31, 2012, compared to cash used in investing activities of $110.7 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions, capital expenditures and changes in restricted cash requirements. The amount of cash used in investing activities for the six months ended March 31, 2012 was primarily due to the purchase of investments partially offset by the sales and maturity of investments and $128.3 million of cash payments, net of cash acquired, to shareholders of Traffix Systems, which was acquired in February 2012.

Cash used in financing activities was $69.2 million for the six months ended March 31, 2012, compared to cash used in financing activities of $46.0 million for the same period in the prior year. Our financing activities for the six months ended March 31, 2012 consisted of cash required for the repurchase of outstanding common stock under our stock repurchase program of $84.8 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $10.1 million and excess tax benefits related to share-based compensation of $5.5 million.

Obligations and Commitments

As of March 31, 2012, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2022. There have been no material changes in our principal lease commitments compared to those discussed in the Form 10-K.

We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of March 31, 2012, we were committed to purchase approximately $13.5 million of such inventory during the next 30 day period.

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

Our success depends on sales and continued innovation of our Application Delivery Networking product lines

For the fiscal year ended September 30, 2011 and the six months ended March 31, 2012, we derived approximately 97.4% and 98.6% of our net product revenues, respectively, or approximately 61.0% and 59.8% of our total net revenues, respectively, from sales of our Application Delivery Networking (ADN) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability and performance problems for our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.

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

We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business

We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two worldwide distributors of our products accounted for 28.8% of our total net revenue for fiscal year 2011. Two worldwide distributors of our products accounted for 24.7% of our total net revenue for fiscal year 2010. Two worldwide distributors of our products accounted for 31.0% of our total net revenue for the six months ended March 31, 2012. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.

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

Our investments in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments

At March 31, 2012, the fair value of our AAA/A- (or equivalent) rated municipal auction rate securities (ARS) was approximately $13.2 million. We may not be able to liquidate these ARS and realize their full carrying value unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security otherwise matures. While we do not believe the decline in the carrying values of these municipal ARS is permanent, if the issuers of these securities are unable to successfully close future auctions and their credit ratings are lowered, we may be required to record future impairment charges related to these investments, which would harm our results of operations. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified these investments as long-term as of March 31, 2012.

Our operating results are exposed to risks associated with international commerce

As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to recessionary economic cycles or protracted slowdowns in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements and natural disasters. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. International revenues represented 45.5% and 45.4% of our net revenues for the fiscal years ended September 30, 2011 and 2010, respectively, and 46.8% for the six months ended March 31, 2012.

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

Acquisitions, including our recent acquisition of Traffix Systems, present many risks and we may not realize the financial and strategic goals that are contemplated at the time of the transaction

With respect to our past acquisitions, as well as any other future acquisitions we may undertake, we may find that the acquired businesses, products or technologies do not further our business strategy as expected, that we paid more than what the assets are later worth or that economic conditions change, all of which may generate future impairment charges. Our acquisitions may be viewed negatively by customers, financial markets or investors. There may be difficulty integrating the operations and personnel of the acquired business, and we may have difficulty retaining the key personnel of the acquired business. We may have difficulty in integrating the acquired technologies or products with our existing product lines. Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations. We may have difficulty maintaining uniform standards, controls, procedures and policies across locations. We may experience significant problems or liabilities associated with product quality, technology and other matters.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2012, the fair value of our AAA/A- (or equivalent) rated municipal ARS was approximately $13.2 million. ARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7, 28 or 35 days. Beginning in February 2008, auctions failed for approximately $53.4 million in par value of municipal ARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The underlying assets of the municipal ARS we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal ARS will have a material impact on our overall ability to meet our liquidity needs. We have no intent to sell, won’t be required to sell, and believe we will hold these securities until recovery. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $15.0 million (par value) of securities as long-term as of March 31, 2012.

Management believes there have been no other material changes to our quantitative and qualitative disclosures about market risk during the six month period ended March 31, 2012, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2011.

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

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 25, 2011, we announced that our Board of Directors authorized an additional $200 million for our common stock share repurchase program. This new authorization is incremental to the existing $400 million program, initially approved in October 2010 and expanded in August 2011. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of May 3, 2012, we had repurchased and retired 8,249,537 shares at an average price of $62.93 per share and we had $280.5 million remaining to purchase shares as part of our repurchase programs.

Shares repurchased and retired as of May 3, 2012 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2010 — October 31, 2010	—	$—	—	$237,564
November 1, 2010 — November 30, 2010	126,125	$120.30	126,125	$222,384
December 1, 2010 — December 31, 2010	71,519	$137.24	71,519	$212,565

January 1, 2011 — January 31, 2011	43,200	$106.71	43,200	$207,953
February 1, 2011 — February 28, 2011	203,785	$118.36	203,785	$183,823
March 1, 2011 — March 31, 2011	157,948	$112.55	157,948	$166,038

April 1, 2011 — April 30, 2011	—	$—	—	$166,038
May 1, 2011 — May 31, 2011	265,720	$103.66	265,720	$138,481
June 1, 2011 — June 30, 2011	205,913	$108.94	205,913	$116,038

July 1, 2011 — July 31, 2011	26,657	$99.45	26,657	$113,386
August 1, 2011 — August 31, 2011	1,091,868	$77.61	1,091,868	$228,595
September 1, 2011 — September 30, 2011	794,244	$78.71	794,244	$166,038

October 1, 2011 — October 31, 2011	—	$—	—	$366,038
November 1, 2011 — November 30, 2011	179,000	$106.05	179,000	$347,049
December 1, 2011 — December 31, 2011	141,100	$109.69	141,100	$331,566

January 1, 2012 — January 31, 2012	58,706	$121.49	58,706	$324,431
February 1, 2012 — February 29, 2012	227,400	$124.54	227,400	$296,103
March 1, 2012 — March 31, 2012	118,000	$125.72	118,000	$281,263

April 1, 2012 — April 30, 2012	0	$0.00	0	$281,263
May 1, 2012 — May 3, 2012	6,000	$134.41	6,000	$280,456

Item 6. Exhibits

Exhibit Number		Exhibit Description

10.38*	—	Traffix Communication Systems Ltd. 2007 Israeli Employee Share Option Plan

10.39*	—	Traffix Communication Systems Ltd. Acquisition Equity Incentive Plan

31.1**	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	—	XBRL Instance Document

101.SCH***	—	XBRL Taxonomy Extension Schema Document

101.CAL***	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference from Registration Statement on Form S-8, File No. 333-179794
**	Filed herewith.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of May, 2012.

F5 NETWORKS, INC.

By:	/s/ JOHN RODRIGUEZ
John Rodriguez
Executive Vice President,
Chief Accounting Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number		Exhibit Description

10.38*	—	Traffix Communication Systems Ltd. 2007 Israeli Employee Share Option Plan

10.39*	—	Traffix Communication Systems Ltd. Acquisition Equity Incentive Plan

31.1**	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	—	XBRL Instance Document

101.SCH***	—	XBRL Taxonomy Extension Schema Document

101.CAL***	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference from Registration Statement on Form S-8, File No. 333-179794
**	Filed herewith.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.