Form 10-K
period 2012-09-30
F5 NETWORKS INC
filed 2012-11-21
CIK 1048695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 30, 2012, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $10,633,270,453 based on the closing sales price of the Registrant’s Common Stock on the NASDAQ Global Select Market on that date.

As of November 15, 2012, the number of shares of the Registrant’s common stock outstanding was 79,050,364.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of this Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the Registrant’s Definitive Proxy Statement for the Annual Shareholders Meeting for fiscal year 2012, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this Report relates.

F5 NETWORKS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended September 30, 2012

Trademarks and Tradenames

F5, F5 Networks, F5 [DESIGN], F5 Management Pack, BIG-IP, CloudFucious, Data Manager, VIPRION, WA, WAN Optimization Manager, WOM, APM, Application Security Manager, ASM, Local Traffic Manager, LTM, Global Traffic Manager, GTM, IBR, Link Controller, Enterprise Manager, Traffic Management Operating System, TMOS, WANJet, FirePass, WebAccelerator, TrafficShield, iControl, TCP Express, Fast Application Proxy, 3DNS, iRules, iRules on Demand, Packet Velocity, ZoneRunner, OneConnect, AskF5, Intelligent Compression, Transparent Data Reduction, TDR, L7 Rate Shaping, LC, IPv6 Gateway, SSL Acceleration, Fast Cache, iHealth, Intelligent Browser Referencing, Message Security Module, PSM, MSM, Netcelera, Protocol Security Module, DEVCENTRAL, DEVCENTRAL [DESIGN], Edge Client, Edge Gateway, EM, IQUERY, Real Traffic Policy Builder, STRONGBOX, SYN Check, Access Policy Manager, Acopia, Acopia Networks, Advanced Client Authentication, Advanced Routing, ARX, Cloud Extender, CMP, DSI, DNS Express, DSC, Edge Portal, iApps, iSession, ScaleN, SuperVIP, UNITY, vCMP, Clustered Multiprocessing, COHESION, ELEVATE, ENGAGE, GUARDIAN, OpenBlox, OpenBloX [DESIGN], Rosetta Diameter Gateway, Signaling Delivery Controller, SDC, Traffix Diameter Load Balancer, Traffix, Traffix Systems, Traffix Systems (DESIGN), VAULT, and virtual Clustered Multiprocessing are trademarks or service marks of F5 Networks, Inc., or its subsidiaries in the U.S. and other countries. Any other trademarks, service marks and/or trade names appearing in this document are the property of their respective owners.

Unless the context otherwise requires, in this Annual Report on Form 10-K, the terms “F5 Networks,” “the Company,” “we,” “us,” and “our” refer to F5 Networks, Inc. and its subsidiaries. Our fiscal year ends on September 30, and fiscal years are referred to by the calendar year in which they end. For example, “fiscal year 2012” and “fiscal 2012” refer to the fiscal year ended September 30, 2012.

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

General

F5 Networks is a leading provider of Application Delivery Networking (ADN) technology that secures and optimizes the delivery of network-based applications and the security, performance and availability of servers, and other network resources. As strategic points of control within and between networks, our products collectively create a dynamic control plane that simplifies connecting users to applications in the fastest, most secure and highly available way possible. Our approach reduces the complexity and cost of data center operations whether our customers have a traditional data center or have a private cloud, public cloud or hybrid approach.

Our principal products are application delivery controllers (ADCs) that include our BIG-IP family of appliances and our line of scalable VIPRION systems. These products are typically deployed in front of web and application servers, balancing traffic and performing compute-intensive functions such as encrypting and un-encrypting transmissions, screening traffic for security threats, maintaining open connections with servers, speeding the flow of traffic, managing access to applications and data and a variety of other functions that improve the security, performance, and availability of applications. We also offer virtual editions (software only versions) of our ADN software (referred to as VEs) that can run on physical or virtual servers and allow our customers to deploy our products in virtualized and cloud environments.

By offloading functions from servers, our BIG-IP and VIPRION products make servers more efficient, reduce the number of servers needed to run specific applications, lower the cost of power and cooling, and drive down operating costs by simplifying the management of servers and applications. In virtual environments, this allows customers to increase the density of virtual servers running on physical servers and reduces the added complexity of managing a dynamic environment.

The core of our ADN technology is our full-proxy Traffic Management Operating System (TMOS) that enables our products to inspect and modify the content of IP traffic flows to and from servers at network speed and supports a broad and growing array of functions that enhance the security, performance and availability of applications. iRules, a scripting language based on Tool Command Language (TCL), is a unique feature of TMOS that enables customers and third parties to write customized rules to inspect and modify traffic. TMOS also supports a common software interface called iControl, which enables our products to communicate with one another and with third-party products, including custom and commercial enterprise applications. TMOS is designed to support the addition of new functionality as software modules and to exploit the performance-enhancing features of our purpose-built hardware platforms. Correspondingly, our hardware architecture integrates industry standard components with components we design ourselves to optimize TMOS and deliver performance that is demonstrably superior to competing products.

Just as our ADCs make many servers look like one, our ARX storage virtualization products sit in front of network attached storage (NAS), making multiple storage devices from different vendors look like a single device to the individual clients, servers and applications that use them. In addition, ARX products simplify the migration of data between storage devices, the addition of new storage devices, and the distribution of files across tiers of storage, including cloud storage services, that reflect their relative immediacy or importance.

In February 2012, we expanded our capabilities in the service provider market with the acquisition of Traffix Systems, a pioneer and industry leader in Diameter signaling technology. Diameter is the protocol used to control traffic for the new generation of mobile networks.

In connection with our products, we offer a broad range of services including consulting, training, installation, maintenance and other technical support services.

F5 Networks was incorporated on February 26, 1996 in the State of Washington. Our headquarters is in Seattle, Washington, and our mailing address is 401 Elliott Avenue West, Seattle, Washington 98119. The telephone number at our executive offices is (206) 272-5555. We have subsidiaries or branch offices in Argentina, Australia, Brazil, Chile, China, Colombia, France, Germany, Hong Kong, Italy, Japan, Mexico, Netherlands, New Zealand, Russia, Singapore, South Korea, Spain, and the United Kingdom. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website, www.f5.com, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

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

Within the past three years, the information technology landscape has changed dramatically as organizations have responded to the slowdown in the global economy by using technologies such as virtualization and the growing availability and sophistication of cloud computing to reduce capital and operating costs and enhance the flexibility and efficiency of their information infrastructures. These efforts are reflected in the ongoing trend toward data center consolidation that includes a reduction in both the number and size of data centers. In addition, a growing number of organizations are turning to social networking and other online vehicles to help target customers and compete more effectively in an environment of reduced consumer spending. The rapid growth of social networks such as Facebook and Twitter, coupled with the explosion of mobile devices and applications, has challenged the abilities of content and service providers to keep up with and monetize the growing demand for IP-based services.

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

Emergence of the Dynamic Data Center

From a broad perspective, the goal of IT organizations is to optimize the secure delivery of applications and data to users wherever they are and whenever they need them. To achieve these goals, IT organizations are embracing virtualization technologies that enable them to group or partition data center resources to meet user demand and reconfigure these virtual resources easily and quickly as demand changes. The recent surge of interest in Software Defined Networks highlights the latest move to reduce costs, increase the flexibility, and simplify the deployment and management of IT infrastructure through virtualization. Many organizations are also taking advantage of the growing availability of external cloud resources as a flexible, secure and reliable alternative to owning and managing everything themselves. As a result, IT infrastructure has become increasingly dynamic, complex and reliant on IP-based networks for the delivery of applications and data. At the same time, these changes have created new challenges to the security of IP networks and the applications and data accessible over the Internet. Within the past year, sophisticated denial of service attacks have exposed a major vulnerability in the security perimeter of corporate networks by overwhelming firewalls and effectively shutting down the networks. In addition, many network-level security threats are directly related to the improper use of the same protocols applications depend on to transmit data over the wire. Intrusion detection and prevention devices, which rely on signature databases of known threats, afford some protection against these types of attack. However, they offer no protection against many of the most common threats, including information leakage, content spoofing, cross-site request forgery or “day zero” attacks designed to exploit a variety of application vulnerabilities.

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

F5’s Strategy

Our goal is to lead the industry in delivering network architectures that integrate IP networks with applications and data, enabling the delivery of dynamic services in the data center. Those services include security, optimization and orchestration of data center operations and resources, as well as coordination of services spanning multiple data centers. Our products are designed to be strategic points of control in the IT infrastructure that allow business policies to be implemented where information is exchanged. This enables organizations to respond quickly to changing business needs, improve costly and time consuming business processes and develop new sources of revenue through highly differentiated offerings. Key components of our strategy include:

Offering a complete, integrated application delivery product suite.

Since the introduction of our TMOS architecture for application delivery networking, we have developed TMOS-based versions of our own legacy products, such as Local Traffic Manager (LTM), Global Traffic Manager (GTM) and Link Controller, and acquired technology, including Application Security Manager (ASM), WebAccelerator, WAN Optimization Module (WOM), Edge Gateway and Application Policy Manager (APM). All of these products are currently available as integrated software modules on our BIG-IP family of ADCs. We believe this approach sharply differentiates our products from our competitors’ offerings and provides customers with an expanding array of integrated application delivery networking solutions that can be customized to meet their specific needs.

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

Expanding our addressable market.

Since the introduction of TMOS, we have continually expanded our addressable market and the definition of application delivery through the acquisition and development of new technology. In 2003, for example, we entered the market for secure remote access through the acquisition of uRoam, Inc. and its FirePass, SSL VPN technology that has become the core of our current APM offering. The following year we entered the web application firewall market with the acquisition of Magnifire Websystems, Inc. and its TrafficShield security appliance, which became the foundation of our Application Security Module (ASM). As we developed these security modules, we leveraged the full proxy capabilities of TMOS to enhance and add new security features to our LTM product, and in January 2012 we received certification of BIG-IP LTM from ICSA Labs as a network firewall. While each of these products address a different element of the broader security market, they are all integral components of our comprehensive security offering and tightly integrated with LTM and the other features and functions available on our ADC products. As a result of this strategy and our development and acquisition of technology in other related markets such as WAN optimization, Diameter switching and routing, and classification, we believe our current addressable market is significantly larger than the ADC market as it has been traditionally defined by industry analysts.

Continuing to build and expand relationships with strategic technology partners.

To compete successfully against Cisco Systems, Inc. and other large competitors who have an established presence in our target accounts, we have developed strategic technology partnerships with enterprise software vendors, such as Microsoft, Oracle, VMware and others, who often have an established or growing presence in those accounts. By taking advantage of our open application programming interface, called iControl, these vendors can equip their applications to control our products in the network, enhancing overall application performance. In return, they provide us significant leverage in the selling process by recommending our products to their customers. We have also worked closely with several of these vendors to develop configurations of our products, called iApps, that are specifically designed to simplify deployment and optimize the performance of their applications. These solutions are available as templates which allow quick and easy configuration of our products for specific applications. We plan to continue building on our existing relationships and to extend our competitive edge by developing new strategic partnerships with other technology leaders, including providers of Software Defined Networking solutions.

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

Traffic Management Operating System (TMOS)

Since TMOS was launched, we have introduced two major upgrades, adding hundreds of new features designed to interpret and act on specific content in the traffic passing between users and applications. TMOS Version 11, announced in July 2011, includes enhancements to iRules, a built-in programming language, that allows customers to create or modify policies that provide direct, granular control over how our products act on traffic at any moment within the application transaction or flow. In addition, Version 11 includes several new features and functions that are unique to our products:

•

iApps is a set of portable, customizable, reusable templates that enable the rapid and predictable deployment of our products in front of more than 20 applications from vendors including Microsoft, Oracle, VMware, Citrix, BEA, and SAP. iApps also allows customers and partners to create templates that simplify the deployment and provisioning of their own applications.

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

TMOS Version 11 also includes a number of new security features that enhance the ability of our products to protect networks and applications against denial of service attacks and other types of security threats. Other enhancements include centralized management of multiple devices and improved visibility that allows customers to monitor and record the performance of applications and users.

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

•	Message Security: Reputation-based, perimeter anti-spam solution that extends security for message applications to the edge of the corporate network and eliminates unwanted e-mail.

Virtual ADCs

All our product modules are also available as virtual editions (software only versions) of BIG-IP (referred to as BIG-IP VEs), designed to run on standard servers and to supplement our hardware products in hybrid environments that utilize both our hardware and software based solutions. BIG-IP VEs also give our customers a cost-effective way to test and configure our products and help determine which systems and modules will best meet their specific needs in production environments.

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

VIPRION Application Delivery Controllers

Currently we offer two products in our line of chassis-based application delivery controllers. VIPRION 4480 and VIPRION 2400 both consist of a chassis with slots for one to four blades, each equipped with two dual-core processors. VIPRION’s unique architecture distributes traffic across all available processors and allows customers to add or remove blades without disrupting traffic. It also helps customers simplify their networks by consolidating ADCs, saving management costs as well as power, space, and cooling in the datacenter.

Our high-end VIPRION application delivery controller was introduced in January 2008. Since then, new blades introduced in January 2010 and April 2012 each doubled the overall performance of the platform, enabling our current VIPRION 4480 to handle up to ten million Layer 7 requests per second.

VIPRION 2400, introduced in June 2011, was designed to make the VIPRION architecture available to customers who want the features and benefits of the platform but do not require the top-end performance of VIPRION 4480. A VIPRION 2400 chassis with one blade has a retail price comparable to the mid-range of our BIG-IP product family, and a fully-loaded VIPRION 2400 (chassis with four blades) can handle up to 4 million Layer 7 requests per second.

Both VIPRION products support all the features, functions and capabilities of TMOS Version 11, including clustered multiprocessing (CMP), virtual clustered multiprocessing (vCMP), and device service clustering (DSC).

Specialty Appliances

Access Policy Manager

BIG-IP Access Policy Manager (APM), which is available as a software module on our BIG-IP and VIPRION platforms, is also available as a standalone appliance. BIG-IP APM 1600 is a flexible, high-performance access and security solution that provides unified global access to business-critical applications and networks. APM consolidates remote access, web access management, VDI, and other resources in a single policy control point that provides easy-to-manage access policies. BIG-IP APM is also the first remote access solution to deliver full support for both IPv4 and IPv6.

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

Traffix Signaling Delivery Controller

In February 2012, F5 completed the acquisition of Traffix Systems, a pioneer and industry leader in Diameter signaling and routing. The Diameter signaling protocol is a de facto standard adopted by service providers to deal with the massive increase in signaling traffic that has accompanied the industry’s transition to 4G/LTE networks. The Traffix Signaling Delivery Controller (SDC) is a single platform consolidating Traffix’s widely deployed Diameter Gateway, Diameter Load Balancer and Diameter Router solutions to deliver cost-effective connectivity, scalability and control to service providers migrating from legacy infrastructures to LTE and IMS networks. Traffix SDC solutions include interoperability of legacy and next-generation networks, mobile and fixed elements, and all third-party vendors. As a single Diameter platform fully compliant with 3GPP standards, the Traffix SDC enables operators to save up to 70% on OPEX and CAPEX and benefit from higher mobile data performance and an optimized experience for subscribers.

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

Our principal software engineering team is located in our headquarters in Seattle, Washington. Product development for FirePass, APM, WOM and WebAccelerator is located in San Jose, California. ASM and Traffix SDC product development is located in Tel Aviv, Israel. ARX product development is located in Lowell, Massachusetts. Our hardware engineering team is located in Spokane, Washington. In addition, we maintain a dedicated facility for product testing and quality control in Tomsk, Russia. Members of all our product development teams collaborate closely with one another to ensure the interoperability and performance of our hardware and software systems.

During the fiscal years ended September 30, 2012, 2011 and 2010, we had research and product development expenses of $177.4 million, $138.9 million, and $118.3 million, respectively.

Customers

Our customers include a wide variety of enterprise customers and service providers among Fortune 1000 and Business Week Global 1000 companies, including those in technology, telecommunications, financial services, transportation, education, manufacturing and healthcare, along with government customers. In fiscal year 2012, sales outside of the Americas represented 42.4% of our net revenues. Refer to Note 10 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our revenues by geographic area.

Sales and Marketing

Sales

We sell our products and services to large enterprise customers and service providers through a variety of channels, including distributors, value-added resellers (VARs) and systems integrators. A substantial amount of our revenue for fiscal year 2012 was derived from these channel sales. Our sales teams work closely with our channel partners and also sell our products and services directly to major accounts.

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

For fiscal year 2012, sales to two of our worldwide distributors, Avnet Technology Solutions and Ingram Micro, Inc. represented 17.1% and 13.8% of our total revenues, respectively. Our agreements with these distributors are standard, non-exclusive distribution agreements that renew automatically on an annual basis and can be terminated by either party with 30 days prior written notice. The agreements grant Avnet Technology Solutions and Ingram Micro, Inc. the right to distribute our products to resellers in North America and certain other territories internationally, with no minimum purchase requirements.

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

Another key component of our marketing strategy is to develop and expand our iControl partnerships. Working closely with our partners, we have developed customizable solutions templates called iApps that help ensure the successful deployment and delivery of their applications over the network. These solution templates have been integrated into TMOS Version 11 and allow customers to configure our products quickly and easily to optimize the performance of specific applications from major software vendors such as Microsoft, Oracle, VMware, and others.

To support the growing number of developers using our products, including network and application architects, we continue to promote and expand DevCentral, our on-line community website that provides technical resources to customers, prospects and partners wanting to extend and optimize F5 solutions using iRules. A key aspect of DevCentral is an on-line forum where developers as well as application and network architects discuss and share solutions they have written with iRules. At the end of fiscal year 2012, DevCentral had more than 111,000 registered members.

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

Backlog

At the end of fiscal years 2012 and 2011, we had product backlog of approximately $38.8 million and $40.9 million, respectively. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers or product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be cancelled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.

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

Competition

The expanding capabilities of our product offerings have enabled us to address a growing array of market opportunities, many of which are outside the bounds of the application delivery networking market as defined and measured by industry analysts such as Gartner Group, Dell’Oro and others. In addition to server load-balancing and other functions normally associated with application delivery, our suite of integrated product modules has expanded our addressable market into security, WAN optimization, policy management, and Diameter signaling, where we compete with a growing number of companies not included among traditional ADC vendors. The ability to create custom network services using iRules has also enabled us, our customers, and our partners to design solutions to problems for which there is no off-the-shelf solution. As a result, we believe the traditional definitions of our market do not encompass all of the features, functions and capabilities of our products or accurately represent the addressable market for those products.

Within the more narrowly defined traditional ADC market, several companies sell server load-balancing products. These include Brocade Communications Systems, Inc., Cisco Systems, Inc., Citrix Systems, Inc., Radware Ltd., and a number of smaller competitors: A10 Networks, Array Networks, Inc., Barracuda Networks, Inc., and Riverbed Technology, which recently acquired Zeus Technology Ltd.

In related ADC markets we compete with the following:

•	Cisco, Juniper Networks and Checkpoint Systems, in the network firewall market;

•	Juniper in the secure remote access market;

•	Imperva and Citrix in the web application firewall market;

•	Riverbed Technology and Silver Peak Systems in the WAN optimization market; and

•	Tekelec and Acme Packet in the Diameter signaling market.

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

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have obtained 124 patents in the United States, 11 foreign patents and have applications pending for various aspects of our technology. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

In addition to our own proprietary software, we incorporate software licensed from several third-party sources into our products. These licenses generally renew automatically on an annual basis. We believe that alternative technologies for these licenses are available both domestically and internationally.

Employees

As of September 30, 2012, we had 3,029 full-time employees, including 774 in product development, 1,278 in sales and marketing, 654 in professional services and technical support and 323 in finance, administration and operations. None of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Executive Officers of the Registrant

The following table sets forth certain information with respect to our executive officers as of November 21, 2012:

Name	Age	Position
John McAdam	61	President, Chief Executive Officer and Director
Jeffrey A. Christianson	55	Executive Vice President and General Counsel
Edward J. Eames	54	Executive Vice President of Business Operations
David Feringa	50	Executive Vice President of Worldwide Sales
Dan Matte	46	Executive Vice President of Marketing and Business Development
Andy Reinland	48	Executive Vice President and Chief Financial Officer
Manuel F. Rivelo	48	Executive Vice President of Security and Strategic Solutions
John Rodriguez	52	Senior Vice President and Corporate Compliance Officer
Karl Triebes	45	Executive Vice President of Product Development and Chief Technical Officer

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

Jeffrey A. Christianson has served as our Executive Vice President and General Counsel of the Company since December 2006. From February 2000 to July 2006, Mr. Christianson was Sr. Vice President and General Counsel of Western Wireless Corporation, a wireless service provider. From March 1996 to January 2000, Mr. Christianson served as Sr. Vice President of Business Development, General Counsel and Corporate Secretary at Wizards of the Coast, Inc., a game and software company. From September 1992 to March 1996, he served as General Counsel and Secretary of Heart Technology, Inc., a medical device company. From September 1990 to September 1992, he was Vice-President and General Counsel of Spider Staging Corporation and Vice President of Administration and Corporate Counsel for Flow International Corporation after its acquisition of Spider Staging Corporation. Mr. Christianson holds a B.A. from Whitman College and a J.D. from the University of Washington, and serves on the Board of Overseers of Whitman College and the Board of Directors of the Humane Society for Seattle/King County.

Edward J. Eames has served as our Executive Vice President of Business Operations since January 2001 and as our Vice President of Professional Services from October 2000 to January 2001. From September 1999 to October 2000, Mr. Eames served as Vice President of e-Business Services for International Business Machines

Corporation. From June 1992 to September 1999, Mr. Eames served as the European Services Director and the Worldwide Vice President of Customer Service for Sequent Computer Systems, Inc., a manufacturer of high-end open systems. Mr. Eames holds a Higher National Diploma in Business Studies from Bristol Polytechnic and in 1994 completed the Senior Executive Program at the London Business School.

David Feringa has served as our Executive Vice President of Worldwide Sales since May 2012. He joined F5 Networks in December 2004 as Regional Vice President of Sales for the Eastern U.S. and has assumed multiple sales leadership roles during his tenure at F5. He was appointed Vice President of North America Sales in October 2007 and Senior Vice President of Americas Sales in January 2012. Prior to joining F5, Mr. Feringa served in senior sales and business development positions for 20 years at technology companies including Cisco Systems, Inc. and Lucent Technologies. Mr. Feringa holds a B.A. from Wake Forest University.

Dan Matte has served as our Executive Vice President of Marketing since June 2004, and as Vice President of Product Marketing and Management from March 2002 through May 2004. He served as our Senior Director of Product Marketing and Management from February 2001 through February 2002. From March 1999 to February 2001, Mr. Matte served as our Director of Product Management. Mr. Matte joined F5 in February 1997. He holds a Bachelor of Commerce from Queens’s University and an MBA from the University of British Columbia.

Andy Reinland has served as our Executive Vice President and Chief Financial Officer since October 2012. For SEC reporting purposes, Mr. Reinland is the principal financial officer. From October 2005 to October 2012, Mr. Reinland served as our Executive Vice President and Chief Finance Office. Mr. Reinland joined F5 in 1998 as a senior financial analyst and served as our Vice President of Finance from January 2004 to October 2005. Prior to joining F5, Mr. Reinland was Chief Financial Officer for RTIME, Inc., a developer of real-time 3D software for Internet applications, which was acquired by Sony. Mr. Reinland started his career in public accounting. Mr. Reinland holds a B.A. in Business from Washington State University.

Manuel F. Rivelo has served as Executive Vice President of Security and Strategic Solutions at F5 Networks since October 2011. Prior to joining F5, Mr. Rivelo served as Senior Vice President — Engineering Operations and Systems for Cisco Systems, Inc. During his 19-year career at Cisco, Rivelo was a member of the Cisco Development Counsel, the senior leadership team of the Cisco Development Organization. While at Cisco, he also served as head of the worldwide systems engineering organization. His managerial career spans over 25 years in product engineering, strategic planning, business operations, field engineering sales and IT. Rivelo serves on the board of directors of Apollo Group, Inc., one of the world’s largest private education providers. He holds a bachelor’s and master’s degree in Electrical Engineering from the Stevens Institute of Technology.

John Rodriguez has served as our Senior Vice President and Corporate Compliance Office since October 2012. He served as Executive Vice President, Chief Accounting Officer and principal financial officer from October 2005 to October 2012. Mr. Rodriguez joined F5 in 2001 as Corporate Controller and served as our Vice President and Corporate Controller from January 2004 to October 2005. Prior to F5, Mr. Rodriguez was Vice President and Chief Financial Officer of CyberSafe, a security solutions company, and Senior Director of Finance and Operations at Mosaix, which was acquired by Lucent Technologies. Mr. Rodriguez started his career in public accounting. Mr. Rodriguez holds a B.A. in Business from the University of Washington.

Karl Triebes has served as our Executive Vice President of Product Development and Chief Technical Officer since August 2004. Prior to joining us, Mr. Triebes served as Chief Technology Officer and Vice President of Engineering of Foundry Networks, Inc. from January 2003 to August 2004. From June 2001 to January 2003, he served as Foundry’s Vice President of Hardware Engineering. From May 2000 to June 2001, Mr. Triebes was Vice President of Engineering at Alcatel U.S.A., a telecommunications company. From December 1999 to May 2000, he was Assistant Vice President of Newbridge Networks Corp., a networking company subsequently acquired by Alcatel. Mr. Triebes holds a B.S. in Electrical Engineering from San Diego State University.

In January 2012, the positions held by executive officers Christianson, Eames, Matte, Reinland, Rivelo, Rodriguez and Triebes were changed from Senior Vice President to Executive Vice President. The Executive Vice President terms of office for each of these executives identified above includes their respective terms of office as Senior Vice President.

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

In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include, but are not limited to:

•	fluctuations in demand for our products and services due to changing market conditions, pricing conditions, technology evolution, seasonality, or other changes in the global economic environment;

•	changes or fluctuations in sales and implementation cycles for our products and services;

•	reduced visibility into our customers’ spending and implementation plans;

•	reductions in customers’ budgets for data center and other IT purchases or delays in these purchases;

•	fluctuations in our gross margins, including the factors described herein, which may contribute to such fluctuations;

•	our ability to control costs, including operating expenses, the costs of hardware and software components, and other manufacturing costs;

•	our ability to develop, introduce and gain market acceptance of new products, technologies and services, and our success in new and evolving markets;

•	any significant changes in the competitive environment, including the entry of new competitors or the substantial discounting of products or services;

•	the timing and execution of product transitions or new product introductions, and related inventory costs;

•	variations in sales channels, product costs, or mix of products sold;

•	our ability to establish and manage our distribution channels, and the effectiveness of any changes we make to our distribution model;

•	the ability of our contract manufacturers and suppliers to provide component parts, hardware platforms and other products in a timely manner;

•	benefits anticipated from our investments in sales, marketing, product development, manufacturing or other activities;

•	changes in tax laws or regulations, or other accounting rules; and

•	general economic conditions, both domestically and in our foreign markets.

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

Our success depends on sales and continued innovation of our application delivery networking product lines

For the fiscal year ended September 30, 2012, we derived approximately 98.6% of our net product revenues, or approximately 58.6% of our total net revenues, from sales of our application delivery networking (ADN) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability, performance and security problems for our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.

We may not be able to compete effectively in the emerging application delivery networking and file virtualization markets

The markets we serve are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors in the application delivery networking market include Brocade Communications Systems, Inc., Cisco Systems, Inc., Citrix Systems, Inc., Radware Ltd. and A10 Networks. In the adjacent WAN Optimization Controller market, we compete with Blue Coat Systems, Inc., Cisco, Citrix, Juniper Networks, Inc. and Riverbed Technology, Inc. In the file virtualization market, we compete with EMC Corporation. We expect to continue to face additional competition as new participants enter our markets. As we continue to expand globally, we may see new competitors in different geographic regions. In addition, larger companies with significant resources, brand recognition, and sales channels may form alliances with or acquire competing application delivery networking solutions from other companies and emerge as significant competitors. Potential competitors may bundle their products or incorporate an Internet traffic management or security component into existing products in a manner that discourages users from purchasing our products. Any of these circumstances may limit our opportunities for growth and negatively impact our financial performance.

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

Reliance on shipments at the end of the quarter could cause our revenue for the applicable period to fall below expected levels

As a result of customer buying patterns and the efforts of our sales force and channel partners to meet or exceed their sales objectives, we have historically received a substantial portion of sales orders and generated a substantial portion of revenue during the last few weeks of each fiscal quarter. In addition, any significant interruption in our information technology systems, which manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management, and trade compliance reviews, could result in delayed order fulfillment and decreased revenue for that fiscal quarter. If expected revenue at the end of any fiscal quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize, our third party contract manufacturers’ inability to manufacture and ship products prior to fiscal quarter-end to fulfill purchase orders received near the end of the fiscal quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in shipments based on trade compliance requirements, our revenue for that quarter could fall below our expectations, resulting in a decline in the trading price of our common stock.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In the ordinary course of our business, we are involved in disputes and licensing discussions with others regarding their claimed proprietary rights and cannot provide assurance that we will always successfully defend ourselves against such claims. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. Also, as we have gained greater visibility, market exposure and competitive success, we face a higher risk of being the subject of intellectual property infringement claims. If we are found to infringe the proprietary rights of others, or if we otherwise settle such claims, we could be compelled to pay damages or royalties and either obtain a license to those intellectual property rights or alter our products so that they no longer infringe upon such proprietary rights. Any license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing upon the rights of others may be costly or impractical. In addition, we have initiated, and may in the future initiate, claims or litigation against third parties for infringement of our proprietary rights, or to determine the scope and validity of our proprietary rights or those of our competitors. Any of these claims, whether claims that we are infringing the proprietary rights of others, or vice versa, with or without merit, may be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to cease using infringing technology, develop non-infringing technology or enter into royalty or licensing agreements. Further, our license agreements typically require us to indemnify our customers, distributors and resellers for infringement actions related to our technology, which could cause us to become involved in infringement claims made against our customers, distributors or resellers. Any of the above-described circumstances relating to intellectual property rights disputes could result in our business and results of operations being harmed.

We incorporate open source software into our products. Although we monitor our use of open source closely, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. We could also be subject to similar conditions or restrictions should there be any changes in the licensing terms of the open source software incorporated into our products. In either event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely or successful basis, any of which could adversely affect our business, operating results and financial condition.

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

We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business

We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. These channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our indirect sales channel structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two worldwide distributors of our products accounted for 30.9% of our total net revenue for fiscal year 2012. Two worldwide distributors of our products accounted for 28.8% of our total net revenue for fiscal year 2011. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.

Undetected software or hardware errors or security vulnerabilities may harm our business and results of operations

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

Our products are used to manage critical applications and data for customers and third parties may attempt to exploit security vulnerabilities in our products. As we continue to focus on the development and marketing of security solutions, we become a bigger target for malicious computer hackers who wish to exploit security vulnerabilities in our products. These problems may cause us to incur significant remediation costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. Adverse publicity related to security vulnerabilities or damage to a customer’s operations due to exploitation of security vulnerability in our products may harm our business and results of operations.

Any errors, defects or vulnerabilities in our products could result in:

•	expenditures of significant financial and product development resources in efforts to analyze, correct, eliminate, or work-around errors and defects or to address and eliminate vulnerabilities;

•	loss of existing or potential customers or channel partners;

•	delayed or lost revenue;

•	delay or failure to attain market acceptance;

•	an increase in warranty claims compared with our historical experience, or an increased cost of servicing warranty claims, either of which would adversely affect our gross margins; and

•	litigation, regulatory inquiries, or investigations that may be costly and harm our reputation.

We are dependent on various information technology systems, and failures of or interruptions to those systems could harm our business

Many of our business processes depend upon our information technology (IT) systems, the systems and processes of third parties, and on interfaces with the systems of third parties. For example, our order entry system provides information to the systems of our contract manufacturers, which enables them to build and ship our products. If those systems fail or are interrupted, or if our ability to connect to or interact with one or more networks is interrupted, our processes may function at a diminished level or not at all. This would harm our ability to ship products, and our financial results may be harmed.

In addition, reconfiguring our IT systems or other business processes in response to changing business needs may be time-consuming and costly. To the extent this impacted our ability to react timely to specific market or business opportunities, our financial results may be harmed.

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

Our operating results are exposed to risks associated with international commerce

As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to recessionary economic cycles or protracted slowdowns in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements and natural disasters. We must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer contracts, although to date we generally have not done so. To the extent that we may enter into customer contracts in the future that include non-standard terms related to payment, warranties, or performance obligations, our operating results may be adversely impacted. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. Sales outside of the Americas represented 42.4% and 41.2% of our net revenues for the fiscal years ended September 30, 2012 and 2011, respectively.

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

We may have exposure to greater than anticipated tax liabilities

Our provision for income taxes is subject to volatility and could be adversely affected by nondeductible stock-based compensation, changes in the research and development tax credit laws, earnings being lower than anticipated in jurisdictions where we have lower statutory rates and being higher than anticipated in jurisdictions where we have higher statutory rates, transfer pricing adjustments, not meeting the terms and conditions of tax holidays or incentives, changes in the valuation of our deferred tax assets and liabilities, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, like other companies, we may be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our results of operations.

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

Our success depends on our key personnel and our ability to hire, retain and motivate qualified sales and marketing, operations, product development and professional services personnel

Our success depends to a significant degree upon the continued contributions of our key management, product development, sales, marketing and finance personnel, many of whom may be difficult to replace. The complexity of our application delivery networking products and their integration into existing networks and ongoing support, as well as the sophistication of our sales and marketing effort, requires us to retain highly trained professional services, customer support and sales personnel. Competition for qualified professional services, customer support and sales personnel in our industry is intense because of the limited number of people available with the necessary technical skills and understanding of our products. Our ability to hire and retain these personnel may be adversely affected by volatility or reductions in the price of our common stock, since these employees are generally granted restricted stock units. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring qualified personnel may harm our business and results of operations.

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

Our business is subject to the risks of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by man-made problems such as terrorism

A significant natural disaster, such as an earthquake, fire, a flood, or significant power outage could have a material adverse impact on our business, operating results, and financial condition. We have an administrative and product development office and a third party contract manufacturer located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters could affect our supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, cyber-attacks, acts of terrorism, or other geo-political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or end-customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and operating results would be adversely affected.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease our principal administrative, sales, marketing, research and development facilities, which are located in Seattle, Washington and consist of approximately 300,000 square feet. In April 2010, we amended and restated the lease agreement for the three buildings that serve as our corporate headquarters. The lease commenced in April, July and August of 2010 for various sections of the first building; and August 2010 for the second and third buildings. The lease for all three buildings will expire in 2022 with an option for renewal. In October 2006, we entered into an agreement to lease a building adjacent to the three buildings that serve as our corporate headquarters. This lease will expire in 2018. During 2008, we entered into two separate sublease agreements to sublease approximately 112,500 square feet of this building. We amended both subleases in 2012, which adjusted the respective rentable square feet and sublease term for each subtenant. Both subleases will now expire in 2018.

We believe that our existing properties are in good condition and suitable for the conduct of our business. We also lease office space for our product development personnel in Spokane, Washington, San Jose, California, Lowell, Massachusetts, Israel, and Russia and for our sales and support personnel in Florida, Georgia, Illinois, New York, Tennessee, Washington D.C., Argentina, Australia, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Indonesia, Italy, Japan, Malaysia, Mexico, Netherlands, New Zealand, the Philippines, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Sweden, Thailand, Turkey, the United Arab Emirates, the United Kingdom and Vietnam. We believe that our future growth can be accommodated by our current facilities or by leasing additional space if necessary.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices of Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “FFIV.” The following table sets forth the high and low sales prices of our common stock as reported on the Nasdaq Global Select Market.

	Fiscal Year 2012		Fiscal Year 2011
	High	Low	High	Low
First Quarter	$117.30	$69.60	$143.75	$89.05
Second Quarter	$136.46	$99.60	$145.76	$91.10
Third Quarter	$139.46	$92.09	$114.90	$92.03
Fourth Quarter	$111.58	$88.30	$119.69	$69.01

The last reported sales price of our common stock on the Nasdaq Global Select Market on November 15, 2012 was $87.71.

As of November 15, 2012, there were approximately 68 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Dividend Policy

Our policy has been to retain cash to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.

Unregistered Securities Sold in 2012

We did not sell any unregistered shares of our common stock during the fiscal year 2012.

Issuer Purchases of Equity Securities

On October 25, 2011, we announced that our Board of Directors authorized an additional $200 million for our common stock share repurchase program. This new authorization is incremental to the existing $400 million program, initially approved in October 2010 and expanded in August 2011. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of November 15, 2012, we had repurchased and retired 9,327,774 shares at an average price of $67.63 per share and we had $168.7 million remaining to purchase shares as part of our repurchase programs.

Shares repurchased and retired as of November 15, 2012 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2011 — October 31, 2011	—	$—	—	$366,038
November 1, 2011 — November 30, 2011	179,000	$106.05	179,000	$347,049
December 1, 2011 — December 31, 2011	141,100	$109.69	141,100	$331,566

January 1, 2012 — January 31, 2012	58,706	$121.49	58,706	$324,431
February 1, 2012 — February 29, 2012	227,400	$124.54	227,400	$296,103
March 1, 2012 — March 31, 2012	118,000	$125.72	118,000	$281,263

April 1, 2012 — April 30, 2012	—	$—	—	$281,263
May 1, 2012 — May 31, 2012	332,000	$121.79	332,000	$240,820
June 1, 2012 — June 30, 2012	93,088	$102.64	93,088	$231,263

July 1, 2012 — July 31, 2012	43,500	$91.65	43,500	$227,275
August 1, 2012 — August 31, 2012	237,831	$98.70	237,831	$203,793
September 1, 2012 — September 30, 2012	232,418	$96.91	232,418	$181,263

October 1, 2012 — October 31, 2012	—	$—	—	$181,263
November 1, 2012 — November 15, 2012	145,400	$86.29	145,400	$168,712

Performance Measurement Comparison of Shareholder Return

The following graph compares the annual percentage change in the cumulative total return on shares of our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index for the period commencing September 30, 2007, and ending September 30, 2012.

Comparison of Cumulative Total Return

On Investment Since September 30, 2007*

The Company’s closing stock price on September 28, 2012, the last trading day of the Company’s 2012 fiscal year, was $104.64 per share.

*	Assumes that $100 was invested September 30, 2007 in shares of Common Stock and in each index, and that all dividends were reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Item 6. Selected Financial Data

The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of September 30, 2012 and 2011 and the consolidated statement of operations data for the years ended September 30, 2012, 2011 and 2010 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this report. The consolidated balance sheet data as of September 30, 2010, 2009 and 2008 and the consolidated statement of operations for the years ended September 30, 2009 and 2008 are derived from our audited consolidated financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Years Ended September 30,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Net revenues
Products	$818,555	$721,975	$561,142	$406,529	$452,929
Services	558,692	429,859	320,830	246,550	197,244

Total	1,377,247	1,151,834	881,972	653,079	650,173

Cost of net revenues
Products	137,102	129,325	113,834	95,209	102,400
Services	99,066	78,679	58,118	47,517	46,618

Total	236,168	208,004	171,952	142,726	149,018

Gross profit	1,141,079	943,830	710,020	510,353	501,155

Operating expenses
Sales and marketing	445,595	370,735	293,201	225,193	237,175
Research and development	177,406	138,910	118,314	103,664	103,394
General and administrative	91,775	83,523	68,503	55,243	56,001
Loss on facility exit and sublease(1)	—	—	—	—	5,271
Restructuring charges(2)	—	—	—	4,329	—

Total	714,776	593,168	480,018	388,429	401,841

Income from operations	426,303	350,662	230,002	121,924	99,314
Other income, net	5,911	10,089	7,625	9,724	18,950

Income before income taxes	432,214	360,751	237,627	131,648	118,264
Provision for income taxes	157,028	119,354	86,474	40,113	43,933

Net income	$275,186	$241,397	$151,153	$91,535	$74,331

Net income per share — basic	$3.48	$2.99	$1.90	$1.16	$0.90

Weighted average shares — basic	79,135	80,658	79,609	78,842	82,290

Net income per share — diluted	$3.45	$2.96	$1.86	$1.14	$0.89

Weighted average shares — diluted	79,780	81,482	81,049	80,073	83,428

Consolidated Balance Sheet Data
Cash, cash equivalents, and short-term investments	$532,151	$542,550	$428,496	$317,128	$190,186
Restricted cash(3)	179	162	195	2,729	2,748
Long-term investments	662,803	470,203	433,570	257,294	261,086
Total assets	1,911,201	1,568,549	1,362,192	1,068,645	939,223
Long-term liabilities	115,772	90,806	71,409	46,611	34,143
Total shareholders’ equity	1,329,400	1,105,436	1,003,698	799,020	718,259

(1)	Loss on facility exit and sublease expense represents a charge related to the closure of our office space in Bellevue, Washington and the consolidation of our corporate headquarters in Seattle, Washington.

(2)	Restructuring charges represent the expense related to the consolidation of facilities, accelerated depreciation on tenant improvements, and a reduction in workforce that took place in the second quarter of fiscal 2009 as part of a comprehensive restructuring program.
(3)	Restricted cash represents escrow accounts established in connection with lease agreements for our facilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for fiscal year 2012 was primarily due to cash provided by operating activities of $495.4 million. This increase was partially offset by $184.8 million of cash used to repurchase outstanding common stock under our share repurchase program in fiscal year 2012. Going forward, we believe the primary driver of cash flows will be net income from operations. On February 22, 2012, we acquired all of the capital stock of Traffix Communication Systems Ltd. (Traffix Systems) for cash of $133.7 million. Capital expenditures of $29.9 million for fiscal year 2012 were comprised primarily of information technology infrastructure and equipment to support the growth of our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•

Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in fiscal 2012 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the fourth quarter of fiscal year 2012 was 46.

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

Stock-Based Compensation. We account for stock-based compensation using the straight-line attribution method for recognizing compensation expense over the requisite service period of the related award. We recognized $95.3 million and $89.7 million of stock-based compensation expense for the years ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was $134.9 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.

We issue incentive awards to our employees through stock-based compensation consisting of restricted stock units (RSUs). The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of our common stock on the date of grant.

We recognize compensation expense for only the portion of RSUs that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to our executive officers and Board of Directors versus grants awarded to all other employees, we developed separate forfeiture expectations for these two groups. In fiscal year 2012, the estimated forfeiture rate for grants awarded to our executive officers and Board of Directors was approximately 6% and the estimated forfeiture rate for grants awarded to all other employees was approximately 9%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.

We recognize compensation costs for awards with performance conditions when we conclude it is probable that the performance condition will be achieved. We reassess the probability of vesting at each balance sheet date and adjust compensation costs based on our probability assessment.

Common stock repurchase. On October 25, 2011, we announced that our Board of Directors authorized an additional $200 million for our common stock share repurchase program. This new authorization is incremental to the existing $400 million program, initially approved in October 2010 and expanded in August 2011. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of November 15, 2012, we had repurchased and retired 9,327,774 shares at an average price of $67.63 per share and we had $168.7 million remaining to purchase shares as part of our repurchase programs.

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

The determination of the net carrying value of goodwill and intangible assets and the extent to which, if any, there is impairment are dependent on material estimates and judgments on our part, including the useful life over which the intangible assets are to be amortized, and the estimates of the value of future net cash flows, which are based upon further estimates of future revenues, expenses and operating margins. We review our goodwill annually for impairment in the second fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. We first perform a qualitative assessment to determine whether further impairment testing is necessary. If we believe, as a result of our qualitative assessment, that it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test will be required. Otherwise, no further testing will be required. Examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount include macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit will be sold or a sustained decrease in the stock price on either an absolute basis or relative to peers.

If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. For our annual goodwill impairment analysis, we operate under one reporting unit and the fair value of the reporting unit is based on the Company’s enterprise value. In March 2012, we completed a qualitative assessment of potential impairment indicators and concluded that it was more-likely-than-not that the fair value of our reporting unit exceeded its carrying amount. Additionally, we considered potential impairment indicators at September 30, 2012 and noted no indicators of impairment.

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

Our investments also include auction rate securities (ARS) that are classified as available-for-sale. ARS are reported at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders’ equity. We believe these investments may remain illiquid for longer than twelve months and as a result, we have classified these investments as long-term as of September 30, 2012. We used the income approach to determine the fair value of our ARS using a discounted cash flow analysis. The assumptions we used in preparing the discounted cash flow model include estimates for interest rates; estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods for the ARS.

Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended September 30,
	2012	2011	2010
	(in thousands, except percentages)
Net Revenues
Products	$818,555	$721,975	$561,142
Services	558,692	429,859	320,830

Total	$1,377,247	$1,151,834	$881,972

Percentage of net revenues
Products	59.4%	62.7%	63.6%
Services	40.6	37.3	36.4

Total	100.0%	100.0%	100.0%

Net Revenues. Total net revenues increased 19.6% in fiscal year 2012 from fiscal year 2011, compared to an increase of 30.6% in fiscal year 2011 from the prior year. Overall revenue growth for the year ended September 30, 2012 was primarily due to increased service and product revenues as a result of our increased installed base of products and increased demand for our core ADN products, including application security products. International revenues represented 47.1%, 45.5% and 45.4% of net revenues in fiscal years 2012, 2011 and 2010, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.

Net product revenues increased 13.4% in fiscal year 2012 from fiscal year 2011, compared to an increase of 28.7% in fiscal year 2011 from the prior year. The increase of $96.6 million in net product sales for fiscal year 2012 was primarily due to growth in the volume of product sales of our ADN products. The increase of $160.8 million in net product sales for fiscal year 2011 was also primarily due to growth in the volume of product sales of our ADN products. Sales of our ADN products represented 98.6%, 97.4% and 97.2% of total product revenues in fiscal years 2012, 2011 and 2010, respectively.

Net service revenues increased 30.0% in fiscal year 2012 from fiscal year 2011, compared to an increase of 34.0% in fiscal year 2011 from the prior year. The increases in service revenue were the result of increased purchases or renewals of maintenance contracts driven by additions to our installed base of products.

Avnet Technology Solutions, one of our worldwide distributors, accounted for 17.1%, 18.1% and 14.5% of our total net revenues in fiscal years 2012, 2011 and 2010, respectively. Ingram Micro, Inc., another worldwide distributor, accounted for 13.8% and 10.7% of our total net revenues in fiscal year 2012 and 2011, respectively. Tech Data, another worldwide distributor, accounted for 10.2% of our total net revenues in fiscal year 2010. Avnet Technology Solutions and Ingram Micro, Inc. accounted for 13.4% and 12.0% of our accounts receivable as of September 30, 2012, respectively. Avnet Technology Solutions and Ingram Micro, Inc. accounted for 15.0% and 14.5% of our accounts receivable as of September 30, 2011, respectively. No other distributors accounted for more than 10% of total net revenue or receivables.

	Years Ended September 30,
	2012	2011	2010
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$137,102	$129,325	$113,834
Services	99,066	78,679	58,118

Total	236,168	208,004	171,952

Gross profit	$1,141,079	$943,830	$710,020
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	16.7%	17.9%	20.3%
Services	17.7	18.3	18.1

Total	17.1	18.1	19.5

Gross profit	82.9%	81.9%	80.5%

Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased to $137.1 million in fiscal year 2012, up 6.0% from the prior year, primarily due to a higher volume of units shipped. The increase in cost of net product revenues for fiscal year 2012 was partially offset by a reduction in warranty expense of $3.5 million from the prior year. Cost of net product revenues increased to $129.3 million in fiscal year 2011 from $113.8 million in fiscal year 2010. The year over year increase was primarily due to a higher volume of units shipped along with an increase in warranty expense.

Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. Cost of net service revenues as a percentage of net service revenues decreased to 17.7% in fiscal year 2012 compared to 18.3% in fiscal year 2011, primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Cost of net service revenues as a percentage of net service revenues in fiscal year 2011 remained relatively consistent with the prior year at 18.3%. Professional services headcount at the end of fiscal year 2012 increased to 654 from 528 at the end of fiscal year 2011 and 421 at the end of fiscal year 2010. In addition, cost of net service revenues included stock-based compensation expense of $10.9 million, $7.8 million and $6.0 million for fiscal years 2012, 2011 and 2010, respectively.

	Years Ended September 30,
	2012	2011	2010
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$445,595	$370,735	$293,201
Research and development	177,406	138,910	118,314
General and administrative	91,775	83,523	68,503

Total	$714,776	$593,168	$480,018

Operating expenses (as a percentage of net revenue)
Sales and marketing	32.3%	32.2%	33.2%
Research and development	12.9	12.1	13.4
General and administrative	6.7	7.2	7.8

Total	51.9%	51.5%	54.4%

Sales and Marketing. Sales and marketing expenses consist of the salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expense increased 20.2% in fiscal year 2012 from the prior year, as compared to a year over year increase of 26.4% in fiscal year 2011. The increase in sales and marketing expense for fiscal year 2012 was primarily due to increases in commissions and personnel costs of $58.9 million, compared to the prior year. The increases in commissions and personnel costs were driven by growth in sales and marketing employee headcount and increased sales volume for fiscal year 2012 over the prior year. In fiscal year 2011, the increase in sales and marketing expense was also primarily due to increases in commissions and personnel costs of $45.4 million, compared to the prior year. The increases in commissions and personnel costs were driven by growth in sales and marketing employee headcount and increased sales volume for fiscal year 2011 over the prior year. The increase in sales and marketing expense for fiscal year 2011 was also due to an increase of $14.5 million in marketing promotions and initiatives aimed at promoting our brand and creating market awareness of our technology and our products. Sales and marketing headcount at the end of fiscal 2012 increased to 1,278 from 1,080 at the end of fiscal 2011 and 856 at the end of fiscal 2010. Sales and marketing expense included stock-based compensation expense of $37.0 million, $34.7 million and $27.3 million for fiscal years 2012, 2011 and 2010, respectively.

Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expense increased 27.7% in fiscal year 2012, compared to the prior year. The increase in research and development expense for fiscal year 2012 was primarily due to increased personnel costs of $25.5 million. In addition, research and development expense included a year over year increase in computer equipment and software costs of $4.4 million to support the development of new and improved products. In fiscal year 2011, research and development expense increased 17.4%, compared to the prior year. The increase in research and development expense for fiscal year 2011 was primarily due to increased personnel costs of $14.0 million. In addition, research and development expense included a year over year increase in computer equipment and software costs of $1.5 million to support the development of new and improved products. Research and development headcount at the end of fiscal 2012 increased to 774 from 610 at the end of fiscal 2011 and 509 at the end of fiscal 2010. Research and development expense included stock-based compensation expense of $27.9 million, $23.3 million and $19.4 million for fiscal years 2012, 2011 and 2010, respectively. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.

General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expense increased 9.9% in fiscal year 2012, compared to the prior year. The increase in general and administrative expense for fiscal year 2012 was primarily due to an increase in personnel costs of $5.5 million, compared to the prior year. In addition, fees paid to outside consultants for legal, accounting and information technology services increased $2.3 million for fiscal year 2012 compared to the prior year. In fiscal year 2011, general and administrative expense increased 21.9% compared to the prior year. The increase in general and administrative expense for fiscal year 2011 was primarily due to an increase in personnel costs of $5.3 million, compared to the prior year. In addition, fees paid to outside consultants for legal, accounting and information technology services increased $4.2 million for fiscal year 2011 compared to the prior year. General and administrative headcount at the end of fiscal 2012 increased to 323 from 270 at the end of fiscal 2011 and 226 at the end of fiscal 2010. General and administrative expense included stock-based compensation expense of $19.6 million, $22.4 million and $17.0 million for fiscal years 2012, 2011 and 2010, respectively.

	Years Ended September 30,
	2012	2011	2010
	(in thousands, except percentages)\
Other income and income taxes
Income from operations	$426,303	$350,662	$230,002
Other income, net	5,911	10,089	7,625

Income before income taxes	432,214	360,751	237,627
Provision for income taxes	157,028	119,354	86,474

Net income	$275,186	$241,397	$151,153

Other income and income taxes (as percentage of net revenue)
Income from operations	31.0%	30.4%	26.1%
Other income, net	0.4	0.9	0.8

Income before income taxes	31.4	31.3	26.9
Provision for income taxes	11.4	10.4	9.8

Net income	20.0%	20.9%	17.1%

Other Income, Net. Other income, net, consists primarily of interest income and foreign currency transaction gains and losses. Other income, net decreased 41.4% in fiscal year 2012, as compared to fiscal year 2011 and increased 32.3% in fiscal year 2011, as compared to fiscal year 2010. Interest income was $6.9 million, $8.1 million and $8.1 million for fiscal years 2012, 2011 and 2010, respectively. The decrease in other income, net for fiscal year 2012 as compared to fiscal year 2011 was primarily due to a reduction in interest income of $1.2 million and foreign currency transaction losses of $2.4 million. The increase in other income, net for fiscal year 2011 as compared to fiscal year 2010 was primarily due to a one-time charge of $1.5 million related to a legal settlement in fiscal year 2010 that was not incurred in fiscal year 2011. In addition, foreign currency transaction gains increased by $1.0 million in fiscal year 2011, compared to the prior year.

Provision for Income Taxes. We recorded a 36.3% provision for income taxes for fiscal year 2012 compared to 33.1% in fiscal year 2011 and 36.4% in fiscal year 2010. The increase in the effective tax rate from fiscal year 2011 to fiscal year 2012 was primarily due to the expiration of the United States federal credit for Increasing Research Activities at December 31, 2011 and an increase in nondeductible stock-based compensation attributable to foreign based employees.

At September 30, 2012, there have been no material valuation allowances established on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that these assets are more likely than not to be realized. In making these determinations we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets as of fiscal year end 2012, 2011 and 2010 were $45.8 million, $43.2 million, and $46.6 million, respectively. Our worldwide effective tax rate may fluctuate based on a number of factors, including variations in projected taxable income in our various geographic locations in which we operate, changes in the valuation of our net deferred tax assets, the tax effects of stock-based compensation, resolution of potential exposures, tax positions taken on tax returns filed in the various geographic locations in which we operate, and the introduction of new accounting standards or changes in tax laws or interpretations thereof in the various geographic locations in which we operate. We have recorded liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense.

Liquidity and Capital Resources

We have funded our operations with our cash balances, cash generated from operations and proceeds from public offerings of our securities.

	Years Ended September 30,
	2012	2011	2010
	(in thousands)
Liquidity and Capital Resources
Cash and cash equivalents and investments	$1,194,954	$1,012,753	$862,066
Cash provided by operating activities	495,437	416,938	313,612
Cash used in investing activities	(352,279)	(139,719)	(238,223)
Cash used in financing activities	(149,231)	(226,664)	(16,798)

Cash and cash equivalents, short-term investments and long-term investments totaled $1,195.0 million as of September 30, 2012 compared to $1,012.8 million as of September 30, 2011, representing an increase of $182.2 million. The increase was primarily due to cash provided by operating activities of $495.4 million for fiscal year 2012, compared to $416.9 million for fiscal year 2011, which was partially offset by $184.8 million of additional cash required for the repurchase of outstanding common stock under our share repurchase program in fiscal 2012, and $128.3 million for the acquisition of Traffix Systems. In fiscal year 2011, the increase was primarily due to cash provided by operating activities of $416.9 million, compared to $313.6 million for fiscal year 2010, which was partially offset by $271.5 million of additional cash required for the repurchase of outstanding common stock under our share repurchase program in fiscal 2011.

Cash provided by operating activities during fiscal year 2012 was $495.4 million compared to $416.9 million in fiscal year 2011 and $313.6 million in fiscal year 2010. Cash provided by operating activities resulted primarily from cash generated from net income, after adjusting for non-cash charges such as stock-based compensation, depreciation and amortization charges and changes in operating assets and liabilities.

Cash used in investing activities during fiscal year 2012 was $352.3 million compared to $139.7 million in fiscal year 2011 and $238.2 million in fiscal year 2010. Cash used in investing activities for fiscal year 2012 was primarily the result of the purchase of investments and capital expenditures related to maintaining our operations worldwide partially offset by the sale and maturity of investments, and $128.3 million for the acquisition of Traffix Systems. Cash used in investing activities for fiscal year 2011 was primarily the result of the purchase of investments and capital expenditures related to maintaining our operations worldwide partially offset by the sale and maturity of investments. Cash used in investing activities for fiscal year 2010 was primarily the result of the purchase of investments and capital expenditures related to maintaining our operations worldwide partially offset by the sale and maturity of investments.

Cash used in financing activities was $149.2 million for fiscal year 2012, compared to $226.7 million for fiscal year 2011 and $16.8 million for fiscal year 2010. Cash used in financing activities for fiscal year 2012 included $184.8 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $25.2 million and excess tax benefits related to share-based compensation of $10.4 million. Cash used in financing activities for fiscal year 2011 included $271.5 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $21.2 million and excess tax benefits related to share-based compensation of $23.6 million. Cash used in financing activities for fiscal 2010 included $75.0 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $31.7 million and excess tax benefits related to share-based compensation of $26.5 million.

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

Obligations and Commitments

The following table summarizes our contractual payment obligations and commitments as of September 30, 2012:

	Payment Obligations by Year
	2013	2014	2015	2016	2017	Thereafter	Total
	(in thousands)
Operating leases	$19,336	$18,154	$16,427	$15,779	$15,913	$54,434	$140,043
Purchase obligations	16,187	—	—	—	—	—	16,187

Total	$35,523	$18,154	$16,427	$15,779	$15,913	$54,434	$156,230

We lease our facilities under operating leases that expire at various dates through 2023.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Income Taxes” on October 1, 2007. As of September 30, 2012, we had approximately $5.8 million of tax liabilities, including interest and penalties, related to uncertain tax positions (See Note 6 to our Consolidated Financial Statements). Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04), which amends current fair value measurement and disclosure guidance to converge with International Financial Reporting Standards (IFRS) and provides increased transparency around valuation inputs and investment categorization. We adopted ASU 2011-04 in the second quarter of fiscal 2012. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12), which defers the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to other comprehensive income. No other requirements in ASU 2011-05 are affected by this deferral. Similar to ASU 2011-05, we will adopt ASU 2011-12 in the first quarter of fiscal 2013 and do not expect the adoption of this standard to have an impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio with the exception of U.S. treasury and agency securities, commercial paper and money market funds, which are exempt from size limitation. The policy requires investments in securities that mature in three years or less, with the average maturity being no greater than one and a half years. These securities are subject to interest rate risk and will decrease in value if interest rates increase. A decrease of one percent in the average interest rate would have resulted in a decrease of approximately $7.3 million in our interest income for the fiscal year 2012.

	Maturing in
	Three Months or Less	Three Months to One Year	Greater Than One Year	Total	Fair Value
	(in thousands, except for percentages)
September 30, 2012
Included in cash and cash equivalents	$35,658	$—	$—	$35,658	$35,658
Weighted average interest rate	0.2%	—	—	—	—
Included in short-term investments	$70,971	$249,999	$—	$320,970	$320,970
Weighted average interest rates	0.8%	0.8%	—	—	—
Included in long-term investments	$—	$—	$662,803	$662,803	$662,803
Weighted average interest rates	—	—	0.7%	—	—
September 30, 2011
Included in cash and cash equivalents	$33,740	$—	$—	$33,740	$33,740
Weighted average interest rate	0.1%	—	—	—	—
Included in short-term investments	$133,713	$192,053	$—	$325,766	$325,766
Weighted average interest rates	0.9%	0.9%	—	—	—
Included in long-term investments	$—	$—	$470,203	$470,203	$470,203
Weighted average interest rates	—	—	0.9%	—	—
September 30, 2010
Included in cash and cash equivalents	$26,987	$—	$—	$26,987	$26,987
Weighted average interest rate	0.1%	—	—	—	—
Included in short-term investments	$43,970	$215,772	$—	$259,742	$259,742
Weighted average interest rates	1.4%	1.6%	—	—	—
Included in long-term investments	$—	$—	$433,570	$433,570	$433,570
Weighted average interest rates	—	—	1.4%	—	—

At September 30, 2012, the fair value of our AAA/A- (or equivalent) rated municipal ARS was approximately $4.8 million. ARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7, 28 or 35 days. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal ARS will have a material impact on our overall ability to meet our liquidity needs. We have no intent to sell, won’t be required to sell, and believe we will hold these securities until recovery. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $5.0 million (par value) of securities as long-term as of September 30, 2012.

Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 2012 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, as we continue to expand our operations internationally, transaction gains or losses may become significant in the future. We have not engaged in foreign currency hedging to date. However, we may do so in the future.

Item 8.	Financial Statements and Supplementary Data

F5 NETWORKS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of F5 Networks, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of F5 Networks, Inc. and its subsidiaries at September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these consolidated financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Seattle, WA

November 21, 2012

F5 NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	2011
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$211,181	$216,784
Short-term investments	320,970	325,766
Accounts receivable, net of allowances of $3,254 and $2,898	185,172	165,676
Inventories	17,410	17,149
Deferred tax assets	10,362	8,391
Other current assets	30,986	29,907

Total current assets	776,081	763,673

Property and equipment, net	59,604	47,998
Long-term investments	662,803	470,203
Deferred tax assets	35,478	34,762
Goodwill	348,239	234,691
Other assets, net	28,996	17,222

Total assets	$1,911,201	$1,568,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$27,026	$33,525
Accrued liabilities	86,409	67,902
Deferred revenue	352,594	270,880

Total current liabilities	466,029	372,307

Other long-term liabilities	21,078	18,388
Deferred revenue, long-term	94,694	72,418

Total long-term liabilities	115,772	90,806

Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 78,715 and 79,145 shares issued and outstanding	326,922	380,737
Accumulated other comprehensive loss	(3,829)	(6,422)
Retained earnings	1,006,307	731,121

Total shareholders’ equity	1,329,400	1,105,436

Total liabilities and shareholders’ equity	$1,911,201	$1,568,549

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED INCOME STATEMENTS

	Years Ended September 30,
	2012	2011	2010
	(In thousands, except per share data)
Net revenues
Products	$818,555	$721,975	$561,142
Services	558,692	429,859	320,830

Total	1,377,247	1,151,834	881,972

Cost of net revenues
Products	137,102	129,325	113,834
Services	99,066	78,679	58,118

Total	236,168	208,004	171,952

Gross profit	1,141,079	943,830	710,020

Operating expenses
Sales and marketing	445,595	370,735	293,201
Research and development	177,406	138,910	118,314
General and administrative	91,775	83,523	68,503

Total	714,776	593,168	480,018

Income from operations	426,303	350,662	230,002
Other income, net	5,911	10,089	7,625

Income before income taxes	432,214	360,751	237,627
Provision for income taxes	157,028	119,354	86,474

Net income	$275,186	$241,397	$151,153

Net income per share — basic	$3.48	$2.99	$1.90

Weighted average shares — basic	79,135	80,658	79,609

Net income per share — diluted	$3.45	$2.96	$1.86

Weighted average shares — diluted	79,780	81,482	81,049

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

	Common Stock		Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(In thousands)
Balance, September 30, 2009	78,325	$462,786	$(2,337)	$338,571	$799,020

Exercise of employee stock options	911	17,618	—	—	17,618
Issuance of stock under employee stock purchase plan	458	13,936	—	—	13,936
Issuance of restricted stock	1,849	—	—	—	—
Repurchase of common stock	(1,188)	(75,000)	—	—	(75,000)
Tax benefit from employee stock transactions	—	27,102	—	—	27,102
Stock-based compensation	—	70,773	—	—	70,773
Comprehensive income:
Net income	—	—	—	151,153	—
Foreign currency translation adjustment	—	—	(771)	—	—
Unrealized loss on securities, net of tax	—	—	(133)	—	—
Comprehensive income	—	—	—	—	150,249

Balance, September 30, 2010	80,355	$517,215	$(3,241)	$489,724	$1,003,698

Exercise of employee stock options	150	2,293	—	—	2,293
Issuance of stock under employee stock purchase plan	257	18,932	—	—	18,932
Issuance of restricted stock	1,370	—	—	—	—
Repurchase of common stock	(2,987)	(271,526)	—	—	(271,526)
Tax benefit from employee stock transactions	—	24,076	—	—	24,076
Stock-based compensation	—	89,747	—	—	89,747
Comprehensive income:
Net income	—	—	—	241,397	—
Foreign currency translation adjustment	—	—	(2,366)	—	—
Unrealized loss on securities, net of tax	—	—	(815)	—	—
Comprehensive income	—	—	—	—	238,216

Balance, September 30, 2011	79,145	$380,737	$(6,422)	$731,121	$1,105,436

Exercise of employee stock options	120	1,130	—	—	1,130
Issuance of stock under employee stock purchase plan	281	24,043	—	—	24,043
Issuance of restricted stock	832	—	—	—	—
Repurchase of common stock	(1,663)	(184,776)	—	—	(184,776)
Tax benefit from employee stock transactions	—	10,440	—	—	10,440
Stock-based compensation	—	95,348	—	—	95,348
Comprehensive income:
Net income	—	—	—	275,186	—
Foreign currency translation adjustment	—	—	295	—	—
Unrealized gain on securities, net of tax	—	—	2,298	—	—
Comprehensive income	—	—	—	—	277,779

Balance, September 30, 2012	78,715	$326,922	$(3,829)	$1,006,307	$1,329,400

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2012	2011	2010
	(In thousands)
Operating activities
Net income	$275,186	$241,397	$151,153
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss (gain) on disposition of assets and investments	546	(163)	(125)
Stock-based compensation	95,348	89,747	70,773
Provisions for doubtful accounts and sales returns	1,572	982	1,206
Depreciation and amortization	35,139	20,887	23,833
Deferred income taxes	(4,293)	4,487	8,243
Gain on auction rate securities put option	—	—	(1,491)
Loss on trading auction rate securities	—	—	1,491
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(20,207)	(54,526)	(6,365)
Inventories	(262)	1,666	(4,996)
Other current assets	(998)	8,000	(17,064)
Other assets	(134)	81	(1,466)
Accounts payable and accrued liabilities	9,953	20,476	12,157
Deferred revenue	103,587	83,904	76,263

Net cash provided by operating activities	495,437	416,938	313,612

Investing activities
Purchases of investments	(1,059,853)	(979,597)	(877,003)
Maturities of investments	784,601	795,142	603,825
Sales of investments	81,444	80,877	45,050
(Increase) decrease in restricted cash	(19)	19	2,530
Acquisition of intangible assets	(250)	(5,715)	—
Acquisition of businesses, net of cash acquired	(128,335)	—	—
Purchases of property and equipment	(29,867)	(30,445)	(12,625)

Net cash used in investing activities	(352,279)	(139,719)	(238,223)

Financing activities
Excess tax benefit from stock-based compensation	10,371	23,623	26,532
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	25,174	21,239	31,670
Repurchase of common stock	(184,776)	(271,526)	(75,000)

Net cash used in financing activities	(149,231)	(226,664)	(16,798)

Net (decrease) increase in cash and cash equivalents	(6,073)	50,555	58,591
Effect of exchange rate changes on cash and cash equivalents	470	(2,525)	(674)
Cash and cash equivalents, beginning of year	216,784	168,754	110,837

Cash and cash equivalents, end of year	$211,181	$216,784	$168,754

Supplemental Information
Cash paid for taxes	$145,874	$84,753	$67,120

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

Reclassifications

Certain prior year amounts, specifically relating to cash flows in connection with the disposition of investments, have been reclassified from maturities of investments to sales of investments to conform to the current year presentation in the Consolidated Statement of Cash Flows. There was no change to the net cash used in investing activities as a result of this reclassification.

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

Investments

The Company classifies its investment securities as available-for-sale. Investment securities, consisting of certificates of deposit, corporate and municipal bonds and notes and United States government and agency securities, are reported at fair value with the related unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Investments in securities with maturities of less than one year or where management’s intent is to use the investments to fund current operations are classified as short-term investments. Investments with maturities of greater than one year are classified as long-term investments.

Concentration of Credit Risk

The Company extends credit to customers and is therefore subject to credit risk. The Company performs initial and ongoing credit evaluations of its customers’ financial condition and does not require collateral. An allowance for doubtful accounts is recorded to account for potential bad debts. Estimates are used in determining the allowance for doubtful accounts and are based upon an assessment of selected accounts and as a percentage of remaining accounts receivable by aging category. In determining these percentages, the Company evaluates historical write-offs, and current trends in customer credit quality, as well as changes in credit policies. At September 30, 2012, Avnet Technology Solutions and Ingram Micro, Inc. accounted for 13.4% and 12.0% of the Company’s accounts receivable, respectively. At September 30, 2011, Avnet Technology Solutions and Ingram Micro, Inc. accounted for 15.0% and 14.5% of the Company’s accounts receivable, respectively .

The Company maintains its cash and investment balances with high credit quality financial institutions.

Fair Value of Financial Instruments

Short-term and long-term investments are recorded at fair value as the underlying securities are classified as available-for-sale with any unrealized gain or loss being recorded to other comprehensive income. The fair value for securities held is determined using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

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

Inventories consist of the following (in thousands):

	September 30,
	2012	2011
Finished goods	$13,565	$12,917
Raw materials	3,845	4,232

	$17,410	$17,149

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

Property and equipment consist of the following (in thousands):

	September 30,
	2012	2011
Computer equipment	$95,987	$77,899
Office furniture and equipment	12,335	11,243
Leasehold improvements	43,957	41,344

	152,279	130,486
Accumulated depreciation and amortization	(92,675)	(82,488)

	$59,604	$47,998

Depreciation and amortization expense totaled approximately $19.0 million, $16.6 million, and $17.8 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

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

If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the provisions of authoritative guidance require that the

Company perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. For its annual goodwill impairment analysis, the Company operates under one reporting unit and determines the fair value of its reporting unit based on the Company’s enterprise value. In March 2012, the Company completed a qualitative assessment of potential impairment indicators and concluded that it was more-likely-than-not that the fair value of its reporting unit exceeded its carrying amount. The Company also considered potential impairment indicators at September 30, 2012 and noted no indicators of impairment.

Other Assets

Other assets primarily consist of software development costs, acquired and developed technology and customer relationships.

Software development costs are charged to research and development expense in the period incurred until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of each product. Capitalized software development costs are amortized over the remaining estimated economic life of the product. The establishment of technological feasibility and the ongoing assessment of recoverability of costs require considerable judgment by the Company with respect to certain internal and external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in hardware and software technology. The Company did not capitalize any software development costs in fiscal years 2012, 2011 and 2010. Amortization expense related to capitalized software development was immaterial for fiscal years 2012, 2011, and 2010.

Acquired and developed technology and customer relationship assets are recorded at cost and amortized over their estimated useful lives of five years. The estimated useful life of these assets is assessed and evaluated for reasonableness periodically. Acquired technology of $14.9 million in fiscal 2012, $15.0 million in fiscal 2007 and $8.0 million in fiscal 2006 was recorded in connection with the acquisitions of Traffix Systems, Acopia and Swan Labs, respectively. Amortization expense related to acquired technology, which is charged to cost of product revenues, totaled $5.3 million, $3.1 million and $4.6 million during the fiscal years 2012, 2011 and 2010, respectively.

Amortization expense of all other intangible assets, including customer relationships, patents and trademarks was not material during the fiscal years 2012, 2011 and 2010.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated fair value. No impairment of long-lived assets was noted as of and for the year ended September 30, 2012.

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

The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of September 30, 2012, 2011 and 2010 were not considered material.

Research and Development

Research and development expenses consist of salaries and related benefits of product development personnel, prototype materials and expenses related to the development of new and improved products, and an allocation of facilities and depreciation expense. Research and development expenses are reflected in the statements of income as incurred.

Advertising

Advertising costs are expensed as incurred. The Company incurred $1.8 million, $2.2 million and $2.1 million in advertising costs during the fiscal years 2012, 2011 and 2010, respectively.

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

Foreign Currency

The functional currency for the Company’s foreign subsidiaries is the local currency in which the respective entity is located, with the exception of F5 Networks, Ltd. in the United Kingdom and F5 Networks (Israel), Ltd. and Traffix Communication Systems, Ltd. in Israel, that use the U.S. dollar as their functional currency. An entity’s functional currency is determined by the currency of the economic environment in which the majority of cash is generated and expended by the entity. The financial statements of all majority-owned subsidiaries and related entities, with a functional currency other than the U.S. dollar, have been translated into U.S. dollars. All assets and liabilities of the respective entities are translated at year-end exchange rates and all revenues and expenses are translated at average rates during the respective period. Translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period of exchange. The net effect of foreign currency gains and losses was not significant during the fiscal years ended September 30, 2012, 2011 and 2010.

Segments

Management has determined that the Company was organized as, and operated in, one reportable operating segment for fiscal year 2012 and prior years: the development, marketing and sale of application delivery networking products that optimize the security, performance and availability of network applications, servers and storage systems.

Stock-Based Compensation

The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $95.3 million, $89.7 million and $70.8 million of stock-based compensation expense for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. As of September 30, 2012, there was $134.9 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.

The Company issues incentive awards to its employees through stock-based compensation consisting of restricted stock units (RSUs). Pursuant to the Company’s annual equity awards program, the Company’s Compensation Committee approved 789,225 RSUs to non-executive employees on July 30, 2012 and 290,415 RSUs to executive officers on October 30, 2012. The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. All stock options granted in fiscal year 2012 were assumed as part of the acquisition of Traffix Systems in the second fiscal quarter. No stock options were granted in fiscal years 2011 and 2010. In determining the fair value of shares issued under the Employee Stock Purchase Plan (ESPP), the Company uses the Black-Scholes option pricing model that employs the following key assumptions.

	Employee Stock Purchase Plan Years Ended September 30,
	2012	2011	2010
Risk-free interest rate	0.14%	0.10%	0.25%
Expected dividend	—	—	—
Expected term	0.5 years	0.5 years	0.5 years
Expected volatility	45.20%	53.87%	41.04%

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

The Company recognizes compensation expense for only the portion of restricted stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The estimated forfeiture rate for grants awarded to the Company’s executive officers and Board of Directors was approximately 6% and the estimated forfeiture rate for grants awarded to all other employees was approximately 9% in fiscal 2012. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

In November 2011, as part of the annual review of executive compensation, the Compensation Committee of the Board of Directors approved a change in the grant date for the Company’s annual equity awards program for the executive officers from August 1 to November 1 (or, if such day is not a business day, on the following business day). As a result of this change in the annual grant date, a proposal from the Compensation Committee’s outside independent compensation consultant to revise the list of peer group data in recognition of the Company’s strong revenue growth and new positioning as part of the S&P 500 index, and the Compensation Committee’s belief in the importance of the Company’s ability to retain its key employees, the Company granted 82,968 RSUs to certain current executive officers in November 2011. Fifty percent of the aggregate number of RSUs vest in equal quarterly increments over three years, until such portion of the grant is fully vested on November 1, 2014. One-sixth of the RSU grant, or a portion thereof, was subject to the Company achieving specified quarterly revenue and EBITDA goals during fiscal year 2012. In each case, 50% of the quarterly performance stock grant is based on achieving at least 80% of the quarterly revenue goal and the other 50% is based on achieving at least 80% of the quarterly EBITDA goal. The quarterly performance stock grant is paid linearly above 80% of the targeted goals. At least 100% of both goals must be attained in order for the quarterly performance stock grant to be awarded over 100%. Each goal is evaluated individually and subject to the 80% achievement threshold and 100% over-achievement threshold. The remaining 33.33% of this annual equity awards RSU grant shall be subject to quarterly performance based vesting for fiscal years 2013 and 2014 (16.66% in each period). The Compensation Committee of the Board of Directors will set applicable performance targets and vesting formulas for each of these periods.

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

Common Stock Repurchase

On October 25, 2011, the Company announced that its Board of Directors authorized an additional $200 million for its common stock share repurchase program. This new authorization is incremental to the existing $400 million program, initially approved in October 2010 and expanded in August 2011. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of November 15, 2012, the Company had repurchased and retired 9,327,774 shares at an average price of $67.63 per share and the Company had $168.7 million remaining to purchase shares as part of its repurchase programs.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended September 30,
	2012	2011	2010
Numerator
Net income	$275,186	$241,397	$151,153

Denominator
Weighted average shares outstanding — basic	79,135	80,658	79,609
Dilutive effect of common shares from stock options and restricted stock units	645	824	1,440

Weighted average shares outstanding — diluted	79,780	81,482	81,049

Basic net income per share	$3.48	$2.99	$1.90

Diluted net income per share	$3.45	$2.96	$1.86

An immaterial amount of common shares potentially issuable from stock options for the years ended September 30, 2012, 2011 and 2010 are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.

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

The levels of fair value hierarchy are:

Level 1: Quoted prices in active markets for identical assets and liabilities at the measurement date that the Company has the ability to access.

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

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2012, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using			Fair Value at September 30, 2012
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$35,658	$—	$—	$35,658
Short-term investments
Available-for-sale securities — certificates of deposit	—	3,533	—	3,533
Available-for-sale securities — corporate bonds and notes	—	193,990	—	193,990
Available-for-sale securities — municipal bonds and notes	—	63,422	—	63,422
Available-for-sale securities — U.S. government agency securities	—	60,025	—	60,025
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	229,441	—	229,441
Available-for-sale securities — municipal bonds and notes	—	30,307	—	30,307
Available-for-sale securities — U.S. government securities	—	4,995	—	4,995
Available-for-sale securities — U.S. government agency securities	—	393,310	—	393,310
Available-for-sale securities — auction rate securities	—	—	4,750	4,750

Total	$35,658	$979,023	$4,750	$1,019,431

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2011, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using			Fair Value at September 30, 2011
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$33,740	$—	$—	$33,740
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	137,156	—	137,156
Available-for-sale securities — municipal bonds and notes	—	82,715	—	82,715
Available-for-sale securities — U.S. government securities	—	799	—	799
Available-for-sale securities — U.S. government agency securities	—	105,096	—	105,096
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	141,150	—	141,150
Available-for-sale securities — municipal bonds and notes	—	30,714	—	30,714
Available-for-sale securities — U.S. government agency securities	—	285,329	—	285,329
Available-for-sale securities — auction rate securities	—	—	13,010	13,010

Total	$33,740	$782,959	$13,010	$829,709

Due to the auction failures of the Company’s auction rate securities (ARS) that began in the second quarter of fiscal year 2008, there are still no quoted prices in active markets for similar assets as of September 30, 2012. Therefore, the Company has classified its ARS as level 3 financial assets. The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in thousands):

	2012	2011
Balance, beginning of period	$13,010	$16,043
Total gains realized or unrealized:
Included in other comprehensive income	1,740	967
Settlements	(10,000)	(4,000)

Balance, end of period	$4,750	$13,010

Unrealized gains attributable to assets still held as of the end of the period	112	314

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain ARS for which there was a decrease in the observation of market pricing. At September 30, 2012, the values of these securities were estimated primarily using discounted cash flow analysis that incorporated transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at September 30, 2012. Significant fluctuations in any of these inputs in isolation would result in changes in the fair value of the Company’s ARS, but due to the balance at September 30, 2012, any change would not be material to the consolidated financial statements.

The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the year ended September 30, 2012, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.

3. Short-Term and Long-Term Investments

Short-term investments consist of the following (in thousands):

September 30, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,528	$5	$—	$3,533
Corporate bonds and notes	193,548	482	(40)	193,990
Municipal bonds and notes	63,371	61	(10)	63,422
U.S. government agency securities	60,010	15	—	60,025

	$320,457	$563	$(50)	$320,970

September 30, 2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$137,087	$251	$(182)	$137,156
Municipal bonds and notes	82,687	62	(34)	82,715
U.S. government securities	799	—	—	799
U.S. government agency securities	105,050	55	(9)	105,096

	$325,623	$368	$(225)	$325,766

Long-term investments consist of the following (in thousands):

September 30, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$228,438	$1,063	$(60)	$229,441
Municipal bonds and notes	30,177	138	(8)	30,307
Auction rate securities	5,000	—	(250)	4,750
U.S. government securities	4,983	12	—	4,995
U.S. government agency securities	392,959	389	(38)	393,310

	$661,557	$1,602	$(356)	$662,803

September 30, 2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$141,315	$415	$(580)	$141,150
Municipal bonds and notes	30,575	151	(12)	30,714
Auction rate securities	15,000	—	(1,990)	13,010
U.S. government agency securities	285,334	164	(169)	285,329

	$472,224	$730	$(2,751)	$470,203

The amortized cost and fair value of fixed maturities at September 30, 2012, by contractual years-to-maturity, are presented below (in thousands):

	Cost or Amortized Cost	Fair Value
One year or less	$320,457	$320,970
Over one year	661,557	662,803

	$982,014	$983,773

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2012 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
September 30, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$57,946	$(98)	$3,510	$(2)	$61,456	$(100)
Municipal bonds and notes	16,310	(18)	—	—	16,310	(18)
Auction rate securities	—	—	4,750	(250)	4,750	(250)
U.S. government agency securities	80,898	(38)	—	—	80,898	(38)

Total	$155,154	$(154)	$8,260	$(252)	$163,414	$(406)

The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for fiscal year 2012 were primarily caused by reductions in the values of the ARS due to the illiquid markets and were partially offset by unrealized gains related to interest rate decreases.

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

Fiscal Year 2012 Acquisition of Traffix Communication Systems Ltd.

On February 22, 2012, the Company acquired all issued and outstanding shares of Traffix Communication Systems Ltd. and subsidiaries (Traffix Systems), a privately held Israeli corporation headquartered in Hod HaSharon, Israel for $133.7 million in cash. Direct transaction costs associated with the acquisition were approximately $0.8 million and were expensed in the second quarter of fiscal 2012. Traffix Systems provides

Diameter signaling products for telecommunications service providers. The Company expects to advance its competitive advantage in the worldwide marketplace by leveraging Traffix System’s signaling processing technology and general expertise and the Company’s own data routing technology. As a result of the acquisition, the Company acquired all the assets of Traffix Systems, all property, equipment and other assets that Traffix Systems used in its business and assumed all the liabilities of Traffix Systems. The results of operations of Traffix Systems have been included in the Company’s consolidated financial statements from the date of acquisition. Pro forma results of operations for this acquisition have not been presented as this transaction is not considered a material acquisition and the effects were not material to the Company’s financial results for the year ended September 30, 2012.

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

Of the total estimated purchase price, $14.9 million was allocated to developed technology, and $2.7 million to customer relationships and other intangibles. To determine the value of developed technology, the income approach was used, which included estimates and assumptions provided by Traffix Systems and Company management, which are considered those of a market participant. The income approach estimates the fair value of an asset based on its earnings and cash flow capacity. A combination of the income and cost approaches were used to determine the fair value of customer relationships and other intangibles. The cost approach requires an estimation of the costs required by a market participant to reproduce the asset. Goodwill generated from this transaction is primarily related to expected synergies of the technology and expanded opportunities within the telecommunications industry. The purchase price of Traffix is anticipated to be recovered for Israeli tax purposes through amortization deductions over a five year period beginning in the year after the year in which the acquisition was accomplished. The amortization of the purchase price for Israeli tax purposes is contingent upon receiving necessary rulings from the Israeli Office of Chief Scientist and the Israeli Tax Authority.

Developed technology will be amortized on a straight-line basis over its estimated useful life of five years and included in cost of net product revenues. Customer relationships will be amortized on a straight-line basis over its estimated useful life of ten years and included in general and administrative expenses. The weighted average life of the amortizable intangible assets recognized from the Traffix acquisition was 5.7 years. The estimated useful lives for the acquired intangible assets were based on the expected future cash flows associated with the respective asset.

The fair value of replacement stock-based compensation awards issued by the Company attributable to precombination services was immaterial and has not been reflected in the consideration transferred.

5. Balance Sheet Details

Other Assets

Other assets consist of the following (in thousands):

	September 30,
	2012	2011
Acquired and developed technology and software development cost	$18,129	$8,520
Deposits and other	10,688	8,540
Restricted cash	179	162

	$28,996	$17,222

Amortization expense related to other assets was approximately $6.4 million, $4.3 million, and $6.0 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

Changes in the carrying amount of Goodwill during fiscal years 2012 and 2011 are summarized as follows (in thousands):

Balance, September 30, 2010	$234,700
Other	(9)

Balance, September 30, 2011	234,691
Acquisition of Traffix Systems	113,210
Other	338

Balance, September 30, 2012	$348,239

Intangible assets consist of the following (in thousands):

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and developed technology and software development cost	$54,240	$(36,111)	$18,129	$39,109	$(30,589)	$8,520
Customer relationships	5,379	(2,855)	2,524	2,699	(2,314)	385
Patents and trademarks	3,044	(2,464)	580	3,044	(2,214)	830
Trade names	263	(218)	45	200	(163)	37
Non-compete covenants	200	(200)	—	200	(200)	—

	$63,126	$(41,848)	$21,278	$45,252	$(35,480)	$9,772

Estimated amortization expense for intangible assets for the five succeeding fiscal years is as follows (in thousands):

2013	$4,260
2014	4,174
2015	4,161
2016	4,161
2017	2,395

$19,151

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,
	2012	2011
Payroll and benefits	$61,720	$47,824
Sales and marketing	4,407	5,062
Income tax accruals	8,621	4,860
Other	11,661	10,156

	$86,409	$67,902

6. Income Taxes

The United States and international components of income before income taxes are as follows (in thousands):

	Years Ended September 30,
	2012	2011	2010
United States	$421,346	$342,741	$225,698
International	10,868	18,010	11,929

	$432,214	$360,751	$237,627

The provision for income taxes (benefit) consists of the following (in thousands):

	Years Ended September 30,
	2012	2011	2010
Current
U.S. federal	$147,774	$103,620	$79,802
State	10,733	7,397	4,722
Foreign	4,218	5,743	3,230

Total	162,725	116,760	87,754
Deferred
U.S. federal	(7,320)	3,070	(2,049)
State	187	(144)	(1,091)
Foreign	1,436	(332)	1,860

Total	(5,697)	2,594	(1,280)

	$157,028	$119,354	$86,474

The effective tax rate differs from the U.S. federal statutory rate as follows (in thousands):

	Years Ended September 30,
	2012	2011	2010
Income tax provision at statutory rate	$151,275	$126,263	$83,170
State taxes, net of federal benefit	9,223	5,999	2,871
Impact of foreign income taxes	1,850	(892)	915
Research and development and other credits	(2,401)	(5,486)	(2,124)
Domestic manufacturing deduction	(13,657)	(9,844)	(3,766)
Impact of stock-based compensation	7,807	5,310	2,825
Other	2,931	(1,996)	2,583

	$157,028	$119,354	$86,474

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	Years Ended September 30,
	2012	2011
Deferred tax assets
Net operating loss carry-forwards	$1,366	$452
Allowance for doubtful accounts	1,106	898
Accrued compensation and benefits	6,371	4,879
Inventories and related reserves	1,223	1,564
Stock-based compensation	11,713	8,969
Deferred revenue	23,372	19,400
Other accruals and reserves	9,594	9,629
Depreciation	—	1,403
Tax credit carry-forwards	793	1,657

	55,538	48,851
Valuation allowance	(208)	—
Deferred tax liabilities
Purchased intangibles and other	(6,329)	(5,698)
Depreciation	(3,161)	—

	(9,490)	(5,698)

Net deferred tax assets	$45,840	$43,153

At September 30, 2012, the Company had net operating loss carry-forwards of approximately $13.6 million, gross. All net operating loss carry-forwards relate to Traffix Communication Systems Ltd., an Israeli entity acquired by the Company during the second quarter of fiscal year 2012. These operating losses carry-forward indefinitely.

United States income and foreign withholding taxes have not been provided on approximately $24.3 million of undistributed earnings from the Company’s international subsidiaries. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries because the Company currently does not expect to remit those earnings in the foreseeable future. Determination of the amount of unrecognized deferred tax liability related to undistributed earnings of foreign subsidiaries is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

The increase in the effective tax rate from fiscal year 2011 to fiscal year 2012 was primarily due to an to the expiration of the United States federal credit for Increasing Research Activities at December 31, 2011 and an increase in nondeductible stock-based compensation attributable to foreign based employees.

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

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal years 2012, 2011 and 2010:

	2012	2011	2010
Balance, beginning of period	$5,952	$6,568	$5,841
Gross (decreases) increases related to prior period tax positions	(201)	1,198	442
Gross increases related to current period tax positions	702	1,659	432
Decreases relating to settlements with tax authorities	(3)	(243)	—
Reductions due to lapses of statute of limitations	(998)	(3,230)	(147)

Balance, end of period	$5,452	$5,952	$6,568

The Company recognizes interest and, if applicable, penalties (not included in the “unrecognized tax benefits” table above) for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. In the years ended September 30, 2012, 2011 and 2010 the Company accrued approximately $250,000, $283,000 and $390,000, respectively, of interest expense related to its liability for unrecognized tax benefits. No penalties were recognized in fiscal years 2012, 2011 and 2010 or accrued for at September 30, 2012, 2011 and 2010.

All unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2008. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Australia and Germany. The earliest periods open for review by these local taxing authorities are fiscal years 2010 for the United Kingdom and Japan, and 2007 for Australia and Germany. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years ended 2008 and 2009 tax returns filed in various states and the fiscal year ended 2009 federal income tax return.

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

1998 Equity Incentive Plan. In November 1998, the Company adopted the 1998 Equity Incentive Plan, or the 1998 Plan, which provided for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses for employees and other service providers. The 1998 Plan expired on November 11, 2008 and no shares remain available for awards under the 1998 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 1998 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. During the fiscal years 2012 and 2011, the Company issued no stock options, stock purchase awards or stock bonuses under this plan. As of September 30, 2012, there were options to purchase 106,909 shares outstanding under the 1998 Plan.

2011 Employee Stock Purchase Plan. In April 2012, the board of directors amended and restated the Company’s 1999 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan. A total of 6,000,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than 10,000 shares during an offering period. In addition, no employee may purchase more than $25,000 worth of stock, determined by the fair market value of the shares at the time such option is granted, in one calendar year. The Employee Stock Purchase Plan has been implemented in a series of offering periods, each 6 months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. As of September 30, 2012 there were 1,436,347 shares available for awards under the Employee Stock Purchase Plan.

2000 Equity Incentive Plan. In July 2000, the Company adopted the 2000 Employee Equity Incentive Plan, or the 2000 Plan, which provided for discretionary grants of non-qualified stock options, stock purchase awards and stock bonuses for non-executive employees and other service providers. A total of 7,000,000 shares of common stock were reserved for issuance under the 2000 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 2000 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. As of September 30, 2012, there were options to purchase 88,784 shares outstanding and no shares available for awards under the 2000 Plan. The Company terminated the 2000 Plan effective November 1, 2008 and no additional shares may be issued from the 2000 Plan.

Acquisition Related Incentive Plans. In July 2003, the Company adopted the uRoam Acquisition Equity Incentive Plan, or the uRoam Plan, in connection with the hiring of the former employees of uRoam, Inc. A total of 500,000 shares of common stock were reserved for issuance under the uRoam Plan. The plan provided for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses. The Company has not granted any stock purchase awards or stock bonuses under this plan. As of September 30, 2012 there were options to purchase 1,650 shares outstanding and no shares available for additional awards under the uRoam Plan.

In July 2004, the Company adopted the MagniFire Acquisition Equity Incentive Plan, or the MagniFire Plan, in connection with the hiring of the former employees of MagniFire Websystems, Inc. A total of 830,000 shares of common stock were reserved for issuance under the MagniFire Plan. The plan provided for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses. The Company has not granted any stock purchase awards or stock bonuses under this plan. As of September 30, 2012 there were options to purchase 2,690 shares outstanding and no shares available for additional awards under the MagniFire Plan.

In connection with the Company’s acquisition of Acopia in the fourth quarter of fiscal year 2007, the Company assumed the Acopia 2001 Stock Incentive Plan, or the Acopia Plan. Unvested options to acquire Acopia’s common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 2,230,703 shares of common stock were reserved for issuance under the Acopia Plan. The plan provided for discretionary grants of non-qualified and incentive stock options, restricted stock awards and other stock-based awards to persons who were employees, officers, directors, consultants or advisors to Acopia on or prior to September 12, 2007. During the fiscal year 2012, the Company issued no stock options or restricted stock units under the Acopia Plan. As of September 30, 2012, there were options to purchase 20,617 shares outstanding and no shares available for awards under the Acopia Plan. The Company terminated the Acopia Plan effective November 1, 2008 and no additional shares may be issued from the Acopia Plan.

In February 2012, the Company adopted the Traffix Acquisition Equity Incentive Plan, or the Traffix Acquisition Plan. The Traffix Acquisition Plan provided for discretionary grants of non-statutory stock options and stock units for employees, directors and consultants of Traffix Communication Systems Ltd. to whom the

Company offered employment in connection with the Company’s acquisition of Traffix. A total of 75,000 shares of common stock were reserved for issuance under the Traffix Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Traffix Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2012, the Company issued no stock options and 53,358 restricted stock units under the Traffix Acquisition Plan. As of September 30, 2012, there were no stock options outstanding, 50,782 restricted stock units outstanding and no shares available for additional awards under the Traffix Acquisition Plan.

In connection with the Company’s acquisition of Traffix Systems in the second quarter of fiscal year 2012, the Company assumed the Traffix 2007 Israeli Employee Share Option Plan, or the Traffix Plan. Unvested options to acquire Traffix’s common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 106,829 shares of common stock were reserved for issuance under the Traffix Plan. The plan provided for grants of stock options to persons who were employees, officers, directors, consultants or advisors to Traffix on or prior to February 21, 2012. During the fiscal year 2012, the Company issued 74,347 stock options as part of such conversion under the Traffix Plan. As of September 30, 2012, there were options to purchase 63,824 shares outstanding and no shares available for additional awards under the Traffix Plan.

2005 Equity Incentive Plan. In December 2004, the Company adopted the 2005 Equity Incentive Plan, or the 2005 Plan, which provides for discretionary grants of non-statutory stock options and stock units for employees, including officers, and other service providers. A total of 12,400,000 shares of common stock have been reserved for issuance under the 2005 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 2005 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. During the fiscal year 2012, the Company issued no stock options and 1,189,299 restricted stock units under the 2005 Plan. As of September 30, 2012, there were no options outstanding, 1,717,444 restricted stock units outstanding and 2,422,360 shares available for new awards under the 2005 Plan.

A majority of the restricted stock units granted in fiscal years 2012, 2011 and 2010 vest quarterly over a two-year period. The restricted stock units were granted during fiscal years 2012, 2011 and 2010 with a per-share weighted average fair value of $99.63, $94.99 and $86.32, respectively. The fair value of restricted stock vested during fiscal years 2012, 2011 and 2010 was $93.8 million, $145.0 million and $116.4 million, respectively.

A summary of restricted stock unit activity under the 2005 Plan is as follows:

	Outstanding Stock Units	Weighted Average Grant Date Fair Value
Balance, September 30, 2011	1,456,686	$44.40
Units granted	1,189,299	98.10
Units vested	(818,468)	112.74
Units cancelled	(110,073)	91.16

Balance, September 30, 2012	1,717,444	$46.02

A summary of stock option activity under all of the Company’s plans is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
Balance, September 30, 2011	331,424	$12.66
Options granted	74,347	3.70
Options exercised	(119,834)	9.43
Options cancelled	(1,463)	2.51

Balance, September 30, 2012	284,474	$11.73

All stock options granted in fiscal year 2012 were assumed as part of the acquisition of Traffix Systems in the second fiscal quarter. No stock options were granted in fiscal years 2011 and 2010.

The total intrinsic value of options exercised during fiscal 2012, 2011 and 2010 was $13.2 million, $15.2 million and $36.6 million, respectively.

	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value(1)
	(In thousands)
Stock options outstanding	284,474	3.24	$11.73	$26,431

Exercisable	229,715	1.90	$13.61	$20,910

Vested and expected to vest	278,541	3.12	$11.90	$25,833

(1)	Aggregate intrinsic value represents the difference between the fair value of the Company’s common stock underlying these options at September 30, 2012 and the related exercise prices.

As of September 30, 2012, equity based awards (including stock options and restricted stock units) are available for future issuance as follows:

Awards Available for Grant
Balance, September 30, 2011	3,501,586
Granted	(1,317,004)
Cancelled	114,112
Additional shares reserved (terminated), net	123,666

Balance, September 30, 2012	2,422,360

8. Commitments and Contingencies

Operating Leases

The majority of the Company’s operating lease payments relate to the Company’s three building corporate headquarters in Seattle, Washington. In April 2010, the lease for all three buildings was amended and now the lease will expire in 2022 with an option for renewal. The Company also leases additional office space for product development and sales and support personnel in the United States and internationally.

In October 2006, the Company entered into an agreement to lease a total of approximately 137,000 square feet of office space in a building known as 333 Elliott West, which is adjacent to the three buildings that serve as the Company’s corporate headquarters. The lease expires in 2018. During 2008, the Company entered into two separate sublease agreements to sublease approximately 112,500 square feet of this building. The Company amended both subleases in 2012, which adjusted the respective rentable square feet and sublease term for each subtenant. Both subleases will now expire in 2018.

Future minimum operating lease payments, net of sublease income, are as follows (in thousands):

	Gross Lease Payments	Sublease Income	Net Lease Payments
2013	19,336	4,219	15,117
2014	18,154	3,215	14,939
2015	16,427	1,460	14,967
2016	15,779	1,412	14,367
2017	15,913	1,450	14,463
Thereafter	54,434	1,861	52,573

	$140,043	$13,617	$126,426

Rent expense under non-cancelable operating leases amounted to approximately $21.6 million, $19.0 million, and $17.5 million for the fiscal years ended September 30, 2012, 2011, and 2010, respectively.

Purchase Obligations

Purchase obligations are comprised of purchase commitments with the Company’s contract manufacturers. The agreement with the Company’s primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on the Company’s production forecast. The Company is obligated to purchase component inventory that the contract manufacturer procures in accordance with the forecast, unless cancellation is given within applicable lead times. As of September 30, 2012, the Company’s purchase obligations were $16.2 million.

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

9. Employee Benefit Plans

The Company has a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their compensation. The Company may, at its discretion, match a portion of the employees’ eligible contributions. Contributions by the Company to the plan during the years ended September 30, 2012, 2011, and 2010 were approximately $5.7 million, $4.7 million and $3.8 million, respectively. Contributions made by the Company vest over four years.

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

The following presents revenues by geographic region (in thousands):

	Years Ended September 30,
	2012	2011	2010
Americas:
United States	$729,238	$627,806	$481,717
Other	64,144	49,062	35,552

Total Americas	793,382	676,868	517,269

EMEA	294,191	240,453	201,259
Japan	90,521	74,824	59,151
Asia Pacific	199,153	159,689	104,293

	$1,377,247	$1,151,834	$881,972

One worldwide distributor of the Company’s products accounted for 17.1%, 18.1%, and 14.5% of total net revenues in fiscal years 2012, 2011, and 2010, respectively. Another worldwide distributor of the Company’s products accounted for 13.8% and 10.7% of total net revenues in fiscal years 2012 and 2011, respectively. Another worldwide distributor of the Company’s products accounted for 10.2% of total net revenue in fiscal year 2010. Two worldwide distributors accounted for 13.4% and 12.0% of the Company’s accounts receivable as of September 30, 2012. Two worldwide distributors accounted for 15.0% and 14.5% of the Company’s accounts receivable as of September 30, 2011. No other distributors accounted for more than 10% of total net revenue or receivables.

11. Quarterly Results of Operations (Unaudited)

The following presents the Company’s unaudited quarterly results of operations for the eight quarters ended September 30, 2012. The information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. This unaudited information has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that were considered necessary for a fair statement of the Company’s operating results for the quarters presented.

	Three Months Ended
	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010
	(Unaudited and in thousands, except per share data)
Net revenues
Products	$209,718	$207,118	$205,165	$196,554	$197,446	$179,327	$173,710	$171,492
Services	152,841	145,516	134,457	125,878	117,169	111,386	103,862	97,442

Total	362,559	352,634	339,622	322,432	314,615	290,713	277,572	268,934

Cost of net revenues
Products	35,752	34,482	33,668	33,200	34,485	31,803	31,423	31,614
Services	26,929	25,805	23,926	22,406	21,435	20,645	19,250	17,349

Total	62,681	60,287	57,594	55,606	55,920	52,448	50,673	48,963

Gross profit	299,878	292,347	282,028	266,826	258,695	238,265	226,899	219,971

Operating expenses
Sales and marketing	116,298	112,064	110,995	106,238	100,945	93,633	89,332	86,825
Research and development	47,731	46,985	43,568	39,122	36,552	35,245	34,507	32,606
General and administrative	24,015	23,298	22,785	21,677	21,867	21,126	19,846	20,684

Total operating expenses	188,044	182,347	177,348	167,037	159,364	150,004	143,685	140,115

Income from operations	111,834	110,000	104,680	99,789	99,331	88,261	83,214	79,856
Other income, net	909	1,713	1,428	1,861	4,087	1,889	1,568	2,545

Income before income taxes	112,743	111,713	106,108	101,650	103,418	90,150	84,782	82,401

Provision for income taxes	45,026	39,377	37,467	35,158	35,808	27,601	29,207	26,738

Net income	$67,717	$72,336	$68,641	$66,492	$67,610	$62,549	$55,575	$55,663

Net income per share — basic	$0.86	$0.91	$0.87	$0.84	$0.84	$0.77	$0.69	$0.69

Weighted average shares — basic	78,980	79,135	79,156	79,272	80,317	80,866	80,809	80,644

Net income per share — diluted	$0.85	$0.91	$0.86	$0.83	$0.84	$0.77	$0.68	$0.68

Weighted average shares — diluted	79,425	79,655	79,775	79,822	80,766	81,497	81,622	81,648

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that required information is recorded, processed, summarized and reported within the required timeframe, as specified in the rules set forth by the Securities Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the results of this assessment and on those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2012.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information required by this item regarding the Company’s directors and executive officers is incorporated herein by reference to the sections entitled “Board of Directors — Nominees and Continuing Directors,” “Corporate Governance — Committees of the Board — Audit Committee” and “— Code of Ethics for Senior Financial Officers” and “— Director Nomination,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement that will be furnished to the SEC no later than January 28, 2013 (the “Proxy Statement”). Additional information regarding the Company’s directors and executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Directors and Executive Officers of the Registrant.”

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

Equity Compensation Plan Information

The following table provides information as of September 30, 2012 with respect to the shares of Common Stock that may be issued under the Company’s existing equity compensation plans.

	Column A		Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options and rights		Weighted-average exercise price of outstanding options and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (total securities authorized but unissued under the plans, less Column A)
Equity compensation plans approved by security holders(1)	1,824,353	(2)	$13.13	3,858,707	(4)
Equity compensation plans not approved by securityholders(5)	228,347		$10.88	—

Total	2,052,700		$11.73	3,858,707

(1)	Consists of the F5 Networks, Inc. Amended and Restated 1998 Equity Incentive Plan (the “1998 Equity Incentive Plan”), and the F5 Networks, Inc. 2005 Equity Incentive Plan as Amended January 2009 (the “2005 Equity Incentive Plan”). No additional options may be granted under the 1998 Equity Incentive Plan.
(2)	Includes 106,909 shares issuable upon exercise of outstanding options granted under the 1998 Equity Incentive Plan and 1,717,444 shares issuable upon vesting of outstanding RSUs granted under the 2005 Equity Incentive Plan.
(3)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which have no exercise price.
(4)	Includes 1,436,347 shares reserved for issuance under the Employee Stock Purchase Plan.

(5)	Consists of the F5 Networks, Inc. 2000 Employee Equity Incentive Plan (the “2000 Equity Incentive Plan”), F5 Networks, Inc. uRoam Acquisition Equity Incentive Plan (the “uRoam Equity Incentive Plan”), F5 Networks, Inc. MagniFire Acquisition Equity Incentive Plan (the “MagniFire Equity Incentive Plan”), F5 Networks, Inc. Assumed Acopia Networks Inc. 2001 Stock Incentive Plan (the “Acopia 2001 Plan”), F5 Networks, Inc. assumed Traffix Communication Systems Ltd. 2007 Israeli Employee Share Option Plan (the “Traffix 2007 Plan”) and F5 Networks, Inc. Traffix Acquisition Equity Incentive Plan (the “Traffix Acquisition Plan”). The material features of each of these equity compensation plans are set forth in Note 7 in our financial statements, “Summary of Significant Accounting Policies — Shareholders’ Equity” included in our Annual Report to Shareholders on Form 10-K for the year ended September 30, 2012. As of the date of assumption of the Acopia 2001 Plan, there were options to purchase 426,821 shares outstanding under the Acopia 2001 Plan, with a weighted average exercise price of $18.94. The Company terminated the 2000 Equity Incentive Plan and the Acopia 2001 Plan effective November 1, 2008 and no additional shares may be issued from those Plans. In addition, no additional options or additional other equity awards may be granted under the uRoam Equity Incentive Plan, the MagniFire Equity Incentive Plan, the Traffix 2007 Plan or the Traffix Acquisition Plan.

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

(a) Documents filed as part of this report are as follows:

1. Consolidated Financial Statements:

Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements.

2. Financial Statement Schedule:

Financial statement schedules have been omitted because the information required to be set forth therein is not applicable, material, or is shown in the Consolidated Financial Statements or the notes hereto.

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

Dated: November 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/S/ JOHN MCADAM	Chief Executive Officer, President, and Director (principal executive officer)	November 21, 2012
John McAdam

By:	/S/ ANDY REINLAND	Executive Vice President, Chief Financial Officer (principal financial officer)	November 21, 2012
Andy Reinland

By:	/S/ A. GARY AMES	Director	November 21, 2012
A. Gary Ames

By:	/S/ DEBORAH L. BEVIER	Director	November 21, 2012
Deborah L. Bevier

By:	/S/ JONATHAN CHADWICK	Director	November 21, 2012
Jonathan Chadwick

By:	/S/ ALAN J. HIGGINSON	Director	November 21, 2012
Alan J. Higginson

By:	/S/ MICHAEL L. DREYER	Director	November 21, 2012
Michael L. Dreyer

EXHIBIT INDEX

Exhibit Number		Exhibit Description

2.1	—	Agreement and Plan of Merger dated as of May 31, 2004, by and among the Registrant, Fire5, Inc., a wholly owned subsidiary of the Registrant, MagniFire Websystems, Inc., and Lucent Venture Partners III LLC(1)

2.2	—	Agreement and Plan of Merger, dated September 6, 2005, among the Registrant, Sparrow Acquisition Corp., Swan Labs Corporation and the other parties referred to therein.(2)

2.3	—	Agreement and Plan of Merger, dated August 6, 2007, among the Registrant, Checkmate Acquisition Corp., Acopia Networks, Inc. and Charles River Ventures, LLC.(18)

3.1	—	Second Amended and Restated Articles of Incorporation of the Registrant(3)

3.2	—	Amended and Restated Bylaws of the Registrant(3)

3.3	—	Second Amended and Restated Bylaws of F5 Networks, Inc.(22)

3.4	—	Third Amended and Restated Bylaws of F5 Networks, Inc.(23)

4.1	—	Specimen Common Stock Certificate(3)

10.1	—	Amended and Restated Office Lease Agreement dated April 3, 2000, between the Registrant and 401 Elliott West LLC(4)

10.2	—	Sublease Agreement dated March 30, 2001 between the Registrant and Cell Therapeutics, Inc.(5)

10.3	—	uRoam Acquisition Equity Incentive Plan(6) §

10.4	—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(3) §

10.5	—	1998 Equity Incentive Plan, as amended(7) §

10.6	—	Form of Option Agreement under the 1998 Equity Incentive Plan(3) §

10.7	—	Amended and Restated Directors’ Nonqualified Stock Option Plan(3) §

10.8	—	Form of Option Agreement under the Amended and Restated Directors’ Nonqualified Stock Option Plan(3) §

10.9	—	Amended and Restated 1996 Stock Option Plan(3) §

10.10	—	Form of Option Agreement under the Amended and Restated 1996 Stock Option Plan(3) §

10.11	—	1999 Non-Employee Directors’ Stock Option Plan(3) §

10.12	—	Form of Option Agreement under 1999 Non-Employee Directors’ Stock Option Plan(3) §

10.13	—	NonQualified Stock Option Agreement between John McAdam and the Registrant dated July 24, 2000(8) §

10.14	—	2000 Employee Equity Incentive Plan(9) §

10.15	—	Form of Option Agreement under the 2000 Equity Incentive Plan(10) §

10.16	—	NonQualified Stock Option Agreement between M. Thomas Hull and the Registrant dated October 20, 2003(11) §

10.17	—	2011 Employee Stock Purchase Plan(27) §

Exhibit Number			Exhibit Description

10.18		—	MagniFire Acquisition Equity Incentive Plan(13) §

10.19		—	NonQualified Stock Option Agreement between Karl Triebes and the Registrant dated August 16, 2004(13)

10.20		—	Incentive Compensation Plan for Executive Officers(13) §

10.21		—	2005 Equity Incentive Plan(14) §

10.22		—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan (with acceleration upon change of control)(15) §

10.23		—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan (no acceleration upon change of control)(15) §

10.24		—	Amendment to F5 Networks, Inc. 2005 Equity Incentive Plan Award Agreement, dated March 8, 2006, between the Registrant and John Rodriquez(16) §

10.25		—	Amendment to F5 Networks, Inc. 2005 Equity Incentive Plan Award Agreement, dated March 8, 2006, between the Registrant and Andy Reinland(16) §

10.27		—	Office Lease Agreement with Selig Real Estate Holdings IIX, L.L.C. dated October 31, 2006(17)

10.28		—	First Amendment to Sublease Agreement dated April 13, 2001 between the Registrant and Cell Therapeutics, Inc.(19)

10.29		—	Second Amendment to Sublease Agreement dated March 6, 2002 between the Registrant and Cell Therapeutics, Inc.(19)

10.30		—	Third Amendment to Sublease Agreement dated as of December 22, 2005 between the Registrant and Cell Therapeutics, Inc.(19)

10.31		—	Assumed Acopia Networks, Inc. 2001 Stock Incentive Plan(20) §

10.32		—	Acopia Acquisition Equity Incentive Plan(20) §

10.33		—	Form of Restricted Stock Unit Agreement under the Acopia Acquisition Equity Incentive Plan (with acceleration upon change of control)(21) §

10.34		—	Form of Restricted Stock Unit Agreement under the Acopia Acquisition Equity Incentive Plan (no acceleration upon change of control)(21) §

10.35		—	Form of Change of Control Agreement between F5 Networks, Inc. and each of John McAdam, John Rodriguez, Karl Triebes, Edward J. Eames, Dan Matte and certain other executive officers(24)

10.36		—	2005 Equity Incentive Plan, as amended January 2009(25)

10.37		—	Form of Restricted Stock Unit Agreement under the 2005 Equity Incentive Plan as amended (with acceleration upon change of control) as revised July 2009(26)

10.38		—	Traffix Communication Systems Ltd. 2007 Israeli Employee Share Option Plan(28)

10.39		—	Traffix Communication Systems Ltd. Acquisition Equity Incentive Plan(28)

21.1	*	—	Subsidiaries of the Registrant

23.1	*	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number			Exhibit Description

32.1	*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	—	XBRL Instance Document

101.SCH	**	—	XBRL Taxonomy Extension Schema Document

101.CAL	**	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
§	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Current Report on Form 8-K dated May 31, 2004 and filed with the SEC on June 2, 2004.
(2)	Incorporated by reference from Current Report on Form 8-K dated October 4, 2005 and filed with the SEC on October 5, 2005.
(3)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.
(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(5)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(6)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-109895.
(7)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-104169.
(8)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2000.
(9)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-51878.
(10)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2001.
(11)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-112022.
(13)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2004.
(14)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(15)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(16)	Incorporated by reference from Current Report on Form 8-K dated March 8, 2006 and filed with the SEC on March 10, 2006.
(17)	Incorporated by reference from Current Report on Form 8-K dated October 31, 2006 and filed with the SEC on November 3, 2006.
(18)	Incorporated by reference from Current Report on Form 8-K dated August 6, 2007 and filed with the SEC on August 8, 2007.
(19)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2006.
(20)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-146195.
(21)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2007.
(22)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2008.
(23)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
(24)	Incorporated by reference from Current Report on Form 8-K dated April 29, 2009 and filed with the SEC on May 4, 2009.
(25)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
(26)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
(27)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(28)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-179794.