Form 10-Q
period 2012-12-31
F5 NETWORKS INC
filed 2013-02-07
CIK 1048695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of February 1, 2013 was 78,590,957.

F5 NETWORKS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended December 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

F5 NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	December 31, 2012	September 30, 2012
ASSETS
Current assets
Cash and cash equivalents	$184,563	$211,181
Short-term investments	333,174	320,970
Accounts receivable, net of allowances of $3,309 and $3,254	209,078	185,172
Inventories	18,723	17,410
Deferred tax assets	10,335	10,362
Other current assets	35,916	30,986

Total current assets	791,789	776,081

Property and equipment, net	62,026	59,604
Long-term investments	771,300	662,803
Deferred tax assets	36,234	35,478
Goodwill	348,239	348,239
Other assets, net	28,064	28,996

Total assets	$2,037,652	$1,911,201

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$32,221	$27,026
Accrued liabilities	117,413	86,409
Deferred revenue	379,944	352,594

Total current liabilities	529,578	466,029

Other long-term liabilities	21,163	21,078
Deferred revenue, long-term	100,612	94,694

Total long-term liabilities	121,775	115,772

Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 78,574 and 78,715 shares issued and outstanding	315,039	326,922
Accumulated other comprehensive loss	(4,540)	(3,829)
Retained earnings	1,075,800	1,006,307

Total shareholders’ equity	1,386,299	1,329,400

Total liabilities and shareholders’ equity	$2,037,652	$1,911,201

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per share data)

	Three months ended December 31,
	2012	2011
Net revenues
Products	$204,712	$196,554
Services	160,739	125,878

Total	365,451	322,432

Cost of net revenues
Products	31,792	33,200
Services	29,093	22,406

Total	60,885	55,606

Gross profit	304,566	266,826

Operating expenses
Sales and marketing	122,268	106,238
Research and development	48,541	39,122
General and administrative	24,673	21,677

Total	195,482	167,037

Income from operations	109,084	99,789
Other income, net	1,550	1,861

Income before income taxes	110,634	101,650
Provision for income taxes	41,141	35,158

Net income	$69,493	$66,492

Net income per share — basic	$0.88	$0.84

Weighted average shares — basic	78,789	79,272

Net income per share — diluted	$0.88	$0.83

Weighted average shares — diluted	79,278	79,822

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three months ended December 31,
	2012	2011
Net income	$69,493	$66,492
Other comprehensive income:
Foreign currency translation adjustment	(257)	(263)
Unrealized loss on securities, net of tax	(453)	(87)

Total other comprehensive income	(710)	(350)

Comprehensive income	$68,783	$66,142

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three months ended December 31,
	2012	2011
Operating activities
Net income	$69,493	$66,492
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss on disposition of assets and investments	26	579
Stock-based compensation	26,710	22,123
Provisions for doubtful accounts and sales returns	349	415
Depreciation and amortization	9,934	5,822
Deferred income taxes	(1,265)	(598)
Changes in operating assets and liabilities:
Accounts receivable	(24,256)	(22,601)
Inventories	(1,313)	(344)
Other current assets	(4,979)	(3,879)
Other assets	428	562
Accounts payable and accrued liabilities	36,411	26,576
Deferred revenue	33,268	36,732

Net cash provided by operating activities	144,806	131,879

Investing activities
Purchases of investments	(313,114)	(262,499)
Maturities of investments	165,193	199,102
Sales of investments	23,020	1,886
Increase in restricted cash	(728)	(3)
Purchases of property and equipment	(7,788)	(5,857)

Net cash used in investing activities	(133,417)	(67,371)

Financing activities
Excess tax benefit from stock-based compensation	503	1,399
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	11,583	9,577
Repurchase of common stock	(50,000)	(34,473)

Net cash used in financing activities	(37,914)	(23,497)

Net (decrease) increase in cash and cash equivalents	(26,525)	41,011
Effect of exchange rate changes on cash and cash equivalents	(93)	(307)
Cash and cash equivalents, beginning of period	211,181	216,784

Cash and cash equivalents, end of period	$184,563	$257,488

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

Basis of Presentation

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Certain prior year amounts, specifically relating to cash flows in connection with the disposition of investments, have been reclassified from sales of investments to maturities of investments to conform to the current year presentation in the Consolidated Statement of Cash Flows. There was no change to the net cash used in investing activities as a result of this reclassification. This reclassification did not affect total revenue, operating income or net income.

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

Revenue from the sale of products is generally recognized when the product has been shipped and the customer is obligated to pay for the product. When rights of return are present and the Company cannot estimate returns, revenue is recognized when such rights of return lapse. In certain regions where the Company does not have the ability to reasonably estimate returns, the Company defers revenue on sales to its distributors until information is received from the channel partner indicating that the product has been sold to the end-user customer. Payment terms to domestic customers are generally net 30 days to net 45 days. Payment terms to international customers range from net 30 days to net 120 days based on normal and customary trade practices in the individual markets. The Company offers extended payment terms to certain customers, in which case, revenue is recognized when payments are due.

Revenues for post-contract customer support (PCS) are recognized on a straight-line basis over the service contract term. PCS includes a limited period of telephone support updates, repair or replacement of any failed product or component that fails during the term of the agreement, bug fixes and rights to upgrades, when and if available. Consulting services are customarily billed at fixed hourly rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.

The majority of the Company’s products are hardware appliances which contain software essential to the overall functionality of the products. Hardware appliances are generally sold with PCS and on occasion, with consulting and/or training services. Arrangement consideration in such multiple element transactions is allocated to each element based on a fair value hierarchy, where the selling price for an element is based on vendor specific objective evidence (VSOE), if available, third-party evidence (TPE), if available and VSOE is not available; or the best estimate of selling price (BESP), if neither VSOE or TPE is available.

For sales of nonessential and stand-alone software, the Company allocates revenue for arrangements with multiple elements based on software revenue recognition guidance. Software revenue recognition guidance requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on VSOE. Where fair value of delivered elements is not available, revenue is recognized on the “residual method” based on the fair value of undelivered elements. If evidence of fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized at the earlier of the delivery of those elements or the establishment of fair value of the remaining undelivered elements.

The Company establishes VSOE for its products, PCS, consulting and training services based on the sales price charged for each element when sold separately. The sales price is discounted from the applicable list price based on various factors including the type of customer, volume of sales, geographic region and program level. The Company’s list prices are generally not fair value as discounts may be given based on the factors enumerated above. The Company uses historical sales transactions to determine whether VSOE can be established for each of the elements. In most instances, VSOE of fair value is the sales price of actual standalone (unbundled) transactions within the past 12 month period, when a substantial majority of transactions are priced within a narrow range, which the Company has determined to be plus or minus 15% of the median sales price.

The Company believes that the VSOE of fair value of training and consulting services is represented by the billable rate per hour, based on the rates charged to customers when they purchase standalone training or consulting services. The price of consulting services is not based on the type of customer, volume of sales, geographic region or program level.

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

When the Company is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company is generally not able to establish VSOE for non-software product sales. Instead, the Company has been able to establish BESP through the list price, less a discount deemed appropriate to maintain a reasonable gross margin. Management regularly reviews the gross margin information. Non-software product BESP is determined through the Company’s review of historical sales transactions within the past 12 month period. Additional factors considered in determining an appropriate BESP include, but are not limited to, cost of products, pricing practices, geographies, customer classes, and distribution channels.

The Company regularly validates the VSOE of fair value and BESP for elements in its multiple element arrangements. The Company accounts for taxes collected from customers and remitted to governmental authorities on a net basis and excluded from revenues.

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

If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the provisions of authoritative guidance require that the Company perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. For its annual goodwill impairment analysis, the Company operates under one reporting unit and determines the fair value of its reporting unit based on the Company’s enterprise value. In March 2012, the Company completed a qualitative assessment of potential impairment indicators and concluded that it was more-likely-than-not that the fair value of its reporting unit exceeded its carrying amount. The Company also considered potential impairment indicators at December 31, 2012 and noted no indicators of impairment.

Stock-Based Compensation

The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $26.7 million and $22.1 million of stock-based compensation expense for the three months ended December 31, 2012 and 2011, respectively. As of December 31, 2012, there was $138.3 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.

The Company issues incentive awards to its employees through stock-based compensation consisting of restricted stock units (RSUs). The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant.

The Company recognizes compensation expense for only the portion of restricted stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The Company’s estimated forfeiture rate in the first quarter of fiscal year 2013 is 5.3% for grants awarded to the Company’s executive officers and Board of Directors, and 7.6% for grants awarded to all other employees. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

In November 2012, the Company granted 290,415 RSUs to certain current executive officers as part of the annual equity awards program. Fifty percent of the aggregate number of RSUs vest in equal quarterly increments over four years, until such portion of the grant is fully vested on November 1, 2016. One-eighth of the RSU grant, or a portion thereof, is subject to the Company achieving specified quarterly revenue and EBITDA goals during fiscal year 2013. In each case, 50% of the quarterly performance stock grant is based on achieving at least 80% of the quarterly revenue goal and the other 50% is based on achieving at least 80% of the quarterly EBITDA goal. The quarterly performance stock grant is paid linearly above 80% of the targeted goals. At least 100% of both goals must be attained in order for the quarterly performance stock grant to be awarded over 100%. Each goal is evaluated individually and subject to the 80% achievement threshold and 100% over-achievement threshold. The remaining 37.5% of this annual equity awards RSU grant shall be subject to quarterly performance based vesting for fiscal years 2014, 2015 and 2016 (12.5% in each period). The Compensation Committee of the Board of Directors will set applicable performance targets and vesting formulas for each of these periods.

In November 2011, as part of the annual review of executive compensation by the Compensation Committee of the Board of Directors and a change in the grant date for the Company’s annual equity awards program for the executive officers from August 1 to November 1, the Company granted 82,968 RSUs to certain current executive officers. Fifty percent of the aggregate number of RSUs vest in equal quarterly increments over three years, until such portion of the grant is fully vested on November 1, 2014. One-sixth of the RSU grant, or a portion thereof, was subject to the Company achieving specified quarterly revenue and EBITDA goals during fiscal year 2012. In each case, 50% of the quarterly performance stock grant is based on achieving at least 80% of the quarterly revenue goal and the other 50% is based on achieving at least 80% of the quarterly EBITDA goal. The quarterly performance stock grant is paid linearly above 80% of the targeted goals. At least 100% of both goals must be attained in order for the quarterly performance stock grant to be awarded over 100%. Each goal is evaluated individually and subject to the 80% achievement threshold and 100% over-achievement threshold. The remaining 33.33% of this annual equity awards RSU grant shall be subject to quarterly performance based vesting for fiscal years 2013 and 2014 (16.66% in each period). The Compensation Committee of the Board of Directors will set applicable performance targets and vesting formulas for each of these periods.

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

Common Stock Repurchase

On October 25, 2011, the Company announced that its Board of Directors authorized an additional $200 million for its common stock share repurchase program. This new authorization is incremental to the existing $400 million program, initially approved in October 2010 and expanded in August 2011. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of February 1, 2013, the Company had repurchased and retired 9,763,717 shares at an average price of $68.73 per share and the Company had $128.5 million remaining to purchase shares as part of its repurchase programs.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended December 31,
	2012	2011
Numerator
Net income	$69,493	$66,492

Denominator
Weighted average shares outstanding — basic	78,789	79,272
Dilutive effect of common shares from stock options and restricted stock units	489	550

Weighted average shares outstanding — diluted	79,278	79,822

Basic net income per share	$0.88	$0.84

Diluted net income per share	$0.88	$0.83

An immaterial amount of common shares potentially issuable from stock options for the three months ended December 31, 2012 and 2011, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.

Comprehensive Income

Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains (losses) on securities and foreign currency translation adjustments are included in accumulated other comprehensive loss.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income, Presentation of Comprehensive Income (ASU 2011-05), which eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and instead requires the entity to present other comprehensive income as either a single statement of comprehensive income combined with net income or as two separate but continuous statements. The amendments in this standard are to be applied retrospectively and are effective for fiscal years, and interim periods within those years beginning after December 15, 2011. The Company adopted ASU 2011-05 in the first quarter of fiscal 2013. Although the new guidance amends the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12), which defers the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to other comprehensive income. No other requirements in ASU 2011-05 are affected by this deferral. Similar to ASU 2011-05, the Company adopted ASU 2011-12 in the first quarter of fiscal 2013. The adoption of ASU 2011-12 did not have an impact on the Company’s consolidated financial statements.

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

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at December 31, 2012, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using			Fair Value at December 31, 2012
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$20,459	$—	$—	$20,459
Short-term investments
Available-for-sale securities — certificates of deposit	—	3,515	—	3,515
Available-for-sale securities — corporate bonds and notes	—	194,238	—	194,238
Available-for-sale securities — municipal bonds and notes	—	62,379	—	62,379
Available-for-sale securities — U.S. government agency securities	—	73,042	—	73,042
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	292,964	—	292,964
Available-for-sale securities — municipal bonds and notes	—	22,022	—	22,022
Available-for-sale securities — U.S. government securities	—	4,994	—	4,994
Available-for-sale securities — U.S. government agency securities	—	446,720	—	446,720
Available-for-sale securities — auction rate securities	—	—	4,600	4,600

Total	$20,459	$1,099,874	$4,600	$1,124,933

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2012, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2012

Cash equivalents	$35,658	$—	$—	$35,658
Short-term investments
Available-for-sale securities — certificates of deposit	—	3,533	—	3,533
Available-for-sale securities — corporate bonds and notes	—	193,990	—	193,990
Available-for-sale securities — municipal bonds and notes	—	63,422		63,422
Available-for-sale securities — U.S. government agency securities	—	60,025	—	60,025
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	229,441	—	229,441
Available-for-sale securities — municipal bonds and notes	—	30,307	—	30,307
Available-for-sale securities — U.S. government securities	—	4,995	—	4,995
Available-for-sale securities — U.S. government agency securities	—	393,310	—	393,310
Available-for-sale securities — auction rate securities	—	—	4,750	4,750

Total	$35,658	$979,023	$4,750	$1,019,431

Due to the auction failures of the Company’s auction rate securities (ARS) that began in the second quarter of fiscal year 2008, there are still no quoted prices in active markets for similar assets as of December 31, 2012. Therefore, the Company has classified its ARS as level 3 financial assets. The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

	Three months ended December 31,
	2012	2011
Balance, beginning of period	$4,750	$13,010
Total (losses) gains realized or unrealized:
Included in other comprehensive income	(150)	54

Balance, end of period	$4,600	$13,064

Unrealized (losses) gains attributable to assets still held as of end of period	(150)	54

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain ARS for which there was a decrease in the observation of market pricing. At December 31, 2012, the values of these securities were estimated primarily using discounted cash flow analysis that incorporated transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at December 31, 2012. Significant fluctuations in any of these inputs in isolation would result in changes in the fair value of the Company’s ARS.

The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three months ended December 31, 2012, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.

3. Short-Term and Long-Term Investments

Short-term investments consist of the following (in thousands):

December 31, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,513	$2	$—	$3,515
Corporate bonds and notes	193,854	401	(17)	194,238
Municipal bonds and notes	62,278	113	(12)	62,379
U.S. government agency securities	73,045	15	(18)	73,042

	$332,690	$531	$(47)	$333,174

September 30, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,528	$5	$—	$3,533
Corporate bonds and notes	193,548	482	(40)	193,990
Municipal bonds and notes	63,371	61	(10)	63,422
U.S. government agency securities	60,010	15	—	60,025

	$320,457	$563	$(50)	$320,970

Long-term investments consist of the following (in thousands):

December 31, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$292,374	$896	$(306)	$292,964
Municipal bonds and notes	21,969	59	(6)	22,022
Auction rate securities	5,000	—	(400)	4,600
U.S. government securities	4,985	9	—	4,994
U.S. government agency securities	446,416	394	(90)	446,720

	$770,744	$1,358	$(802)	$771,300

September 30, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$228,438	$1,063	$(60)	$229,441
Municipal bonds and notes	30,177	138	(8)	30,307
Auction rate securities	5,000	—	(250)	4,750
U.S. government securities	4,983	12	—	4,995
U.S. government agency securities	392,959	389	(38)	393,310

	$661,557	$1,602	$(356)	$662,803

The amortized cost and fair value of fixed maturities at December 31, 2012, by contractual years-to-maturity, are presented below (in thousands):

	Cost or Amortized Cost	Fair Value
One year or less	$332,690	$333,174
Over one year	770,744	771,300

	$1,103,434	$1,104,474

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2012 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$152,461	$(320)	$3,006	$(3)	$155,467	$(323)
Municipal bonds and notes	18,351	(18)	—	—	18,351	(18)
Auction rate securities	—	—	4,600	(400)	4,600	(400)
U.S. government agency securities	153,556	(108)	—	—	153,556	(108)

Total	$324,368	$(446)	$7,606	$(403)	$331,974	$(849)

The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for the first three months of fiscal year 2013 were primarily caused by reductions in the values of the ARS due to the illiquid markets.

ARS are variable-rate debt securities. The Company limits its investments in ARS to securities that carry an AAA/A- (or equivalent) rating from recognized rating agencies and limits the amount of credit exposure to any one issuer. At the time of the Company’s initial investment and at the date of this report, all ARS were in compliance with the Company’s investment policy. In the past, the auction process allowed investors to obtain immediate liquidity if so desired by selling the securities at their face amounts. Liquidity for these securities has historically been provided by an auction process that resets interest rates on these investments on average every 7- 35 days. However, as has been reported in the financial press, the disruptions in the credit markets adversely affected the auction market for these types of securities. The Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before their anticipated recovery.

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

Inventories consist of the following (in thousands):

	December 31, 2012	September 30, 2012
Finished goods	$14,596	$13,565
Raw materials	4,127	3,845

	$18,723	$17,410

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

The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of December 31, 2012 and December 31, 2011 were not material.

Commitments

As of December 31, 2012, the company’s principal commitments consisted of obligations outstanding under operating leases. The company leases its facilities under operating leases that expire at various dates through 2023. There have been no material changes in the company’s principal lease commitments compared to those discussed in the Form 10-K.

The Company currently has arrangements with contract manufacturers and other suppliers for the manufacturing of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless they give notice of order cancellation in advance of applicable lead times. As of December 31, 2012, the Company was committed to purchase approximately $16.6 million of such inventory during the next 30 day period.

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

6. Income Taxes

The effective tax rate was 37.2% and 34.6% for the three months ended December 31, 2012 and 2011, respectively. The increase in effective tax rate is primarily due to the expiration of the United States federal credit for Increasing Research Activities at December 31, 2011 and an increase in non-deductible stock-based compensation attributable to foreign based employees.

At December 31, 2012, the Company has classified approximately $5.4 million of unrecognized tax liabilities as a non-current liability. It is reasonably possible that the Company’s existing liabilities for uncertain tax benefits may change within the next twelve months primarily due to the expiration of statutes of limitations. At this time the Company cannot reasonably estimate a range of potential changes in such benefits.

The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. For the three months ended December 31, 2012, the Company accrued an immaterial amount of interest expense related to its liability for unrecognized tax benefits. All unrecognized tax benefits, if recognized, would affect the effective tax rate.

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

The following presents revenues by geographic region (in thousands):

	Three months ended December 31,
	2012	2011
Americas:
United States	$194,838	$170,986
Other	18,179	18,722

Total Americas	213,017	189,708

EMEA	82,858	68,072
Japan	18,043	20,202
Asia Pacific	51,533	44,450

	$365,451	$322,432

Three worldwide distributors of the Company’s products accounted for 16.9%, 15.2%, and 11.0% of total net revenue for the three month period ended December 31, 2012. Two worldwide distributors of the Company’s products accounted for 17.9% and 13.7% of total net revenue for the three month period ended December 31, 2011. Two worldwide distributors accounted for 11.2% and 10.3% of the Company’s accounts receivable as of December 31, 2012. One worldwide distributors accounted for 15.6% of the Company’s accounts receivable as of December 31, 2011. No other distributors accounted for more than 10% of total net revenue or receivables.

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

Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:

•

Revenues. The majority of our revenues are derived from sales of our application delivery networking (ADN) products including our high end VIPRION chassis and related software modules; BIG-IP Local Traffic Manager, BIG-IP Global Traffic Manager, BIG-IP Link Controller, BIG-IP Application Security Manager, BIG-IP Edge Gateway, BIG-IP WAN Optimization module, BIG-IP Access Policy Manager, WebAccelerator; FirePass SSL VPN appliance; Traffix diameter signaling products; and ARX file virtualization products. We also derive revenues from the sales of services including annual maintenance contracts, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

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

•

Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first three months of fiscal year 2013 was primarily due to net income from operations, with operating activities providing cash of $144.8 million. This increase was partially offset by $50.0 million of cash used to repurchase outstanding common stock under our stock repurchase program in the first three months of fiscal year 2013. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for the first three months of fiscal year 2013 were comprised primarily of information technology infrastructure and equipment purchases to support the growth of our core business activities, and expenses related to the addition and expansion of our worldwide facilities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•

Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased in the first quarter of fiscal year 2013 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the first quarter of fiscal year 2013 was 51.

Summary of Critical Accounting Policies and Estimates

The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that, of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: revenue recognition; reserve for doubtful accounts; reserve for product returns; reserve for warranties; accounting for income taxes; stock-based compensation; investments; goodwill impairment; and the fair value measurements of financial assets and liabilities. None of these accounting policies and estimates have significantly changed since our annual report on Form 10-K for the year ended September 30, 2012 (Form 10-K). Critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended December 31,
	2012	2011
	(in thousands, except percentages)
Net Revenues
Products	$204,712	$196,554
Services	160,739	125,878

Total	$365,451	$322,432

Percentage of net revenues
Products	56.0%	61.0%
Services	44.0	39.0

Total	100.0%	100.0%

Net revenues. Total net revenues increased 13.3% for the three months ended December 31, 2012, from the same period in the prior year. Overall revenue growth for the three months ended December 31, 2012 was primarily due to increased service and product revenues as a result of our increased installed base of products and increased demand for our core ADN products, including our application security products. International revenues represented 46.7% of total net revenues for the three months ended December 31, 2012, compared to 47.0% for the same period in the prior year. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.

Net product revenues increased 4.2% for the three months ended December 31, 2012, from the same period in the prior year. The increase in net product revenues for the three months ended December 31, 2012 was primarily due to an increase of $8.2 million in sales of our ADN products from the same period in the prior year. Sales of our ADN products represented 98.8% of product revenues for the three months ended December 31, 2012, compared to 98.7% of product revenues for the three months ended December 31, 2011.

Net service revenues increased 27.7% for the three months ended December 31, 2012, from the same period in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.

Avnet Technology Solutions, Ingram Micro, and Westcon, three of our worldwide distributors, accounted for 16.9%, 15.2%, and 11.0% of our total net revenue for the three months ended December 31, 2012, respectively. Avnet Technology Solutions and Ingram Micro accounted for 17.9% and 13.7% of our total net revenue for the three months ended December 31, 2011, respectively. Avnet Technology Solutions and Ingram Micro accounted for 11.2% and 10.3% of our accounts receivable as of December 31, 2012, respectively. Avnet Technology Solutions accounted for 15.6% of our accounts receivable as of December 31, 2011. No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended December 31,
	2012	2011
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$31,792	$33,200
Services	29,093	22,406

Total	60,885	55,606

Gross profit	$304,566	$266,826
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	15.5%	16.9%
Services	18.1	17.8

Total	16.7	17.2

Gross profit	83.3%	82.8%

Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues decreased 4.2% for the three months ended December 31, 2012, as compared to the same period in the prior year.

Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three months ended December 31, 2012, cost of net service revenues as a percentage of net service revenues were 18.1%, compared to 17.8% for the three months ended December 31, 2011. Professional services headcount at the end of December 2012 increased to 701 from 538 at the end of December 2011. In addition, cost of net service revenues included stock-based compensation expense of $2.6 million for the three months ended December 31, 2012, compared to $2.2 million for the same period in the prior year.

	Three months ended December 31,
	2012	2011
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$122,268	$106,238
Research and development	48,541	39,122
General and administrative	24,673	21,677

Total	$195,482	$167,037

Operating expenses (as a percentage of net revenue)
Sales and marketing	33.5%	33.0%
Research and development	13.3	12.1
General and administrative	6.7	6.7

Total	53.5%	51.8%

Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased 15.1% for the three months ended December 31, 2012, from the comparable period in the prior year. The increase in sales and marketing expense was primarily due to an increase of $11.7 million in commissions and personnel costs. The increased commissions and personnel costs were driven primarily by growth in sales and marketing employee headcount and increased sales volume for the corresponding periods. Sales and marketing headcount at the end of December 2012 increased to 1,296 from 1,141 at the end of December 2011. Sales and marketing expense included stock-based compensation expense of $10.6 million for the three months ended December 31, 2012, compared to $9.1 million for the same period in the prior year. The increase in sales and marketing expense was also due to investments in marketing promotions and initiatives aimed at promoting our brand and creating market awareness of our technology and our products.

Research and development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 24.1% for the three months ended December 31, 2012, from the comparable period in the prior year. The increase in research and development expense was primarily due to an increase of $7.4 million in personnel costs for the three months ended December 31, 2012, from the comparable period in the prior year. Research and development headcount at the end of December 2012 increased to 802 from 646 at the end of December 2011. Research and development expense included stock-based compensation expense of $7.8 million for the three months ended December 31, 2012, compared to $5.8 million for the same period in the prior year. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.

General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 13.8% for the three months ended December 31, 2012, from the comparable period in the prior year. The increase in general and administrative expense was primarily due to an increase of $1.5 million in personnel costs for the three months ended December 31, 2012, from the comparable period in the prior year. Stock-based compensation expense was $5.4 million for the three months ended December 31, 2012, compared to $4.7 million for the same period in the prior year. General and administrative headcount at the end of December 2012 increased to 328 from 291 at the end of December 2011.

	Three months ended December 31,
	2012	2011
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$109,084	$99,789
Other income, net	1,550	1,861

Income before income taxes	110,634	101,650
Provision for income taxes	41,141	35,158

Net income	$69,493	$66,492

Other income and income taxes (as percentage of net revenue)
Income from operations	29.9%	30.9%
Other income, net	0.4	0.6

Income before income taxes	30.3	31.5
Provision for income taxes	11.3	10.9

Net income	19.0%	20.6%

Other income, net. Other income, net, consists primarily of interest income and foreign currency transaction gains and losses. Other income, net, for the three months ended December 31, 2012, remained relatively consistent compared to the same period in the prior year.

Provision for income taxes. We recorded a 37.2% provision for income taxes for the three month period ended December 31, 2012. The increase in the effective tax rate compared to the three month period ended December 31, 2011 is primarily due to the expiration of the United States federal credit for Increasing Research Activities on December 31, 2011 and an increase in non-deductible stock-based compensation attributable to foreign based employees. On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012. As part of that legislation, the United States federal credit for increasing research activities (the “Credit”) was extended retroactive to January 1, 2012 through December 31, 2013. For financial reporting purposes, we will take into account the tax effects of this legislation, as it relates to the Credit, in the second quarter of our fiscal year 2013.

At December 31, 2012, there have been no material valuation allowances established on any of our deferred tax assets in any of the jurisdictions in which we operate because we believe that these assets are more likely than not to be realized. In making these determinations we have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at December 31, 2012 and December 31, 2011 were $46.6 million and $43.8 million, respectively. Our worldwide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in the various geographic locations in which we operate, changes in the valuation of our net deferred tax assets, resolution of potential exposures, tax positions taken on tax returns filed in the various geographic locations in which we operate, and the introduction of new accounting standards or changes in tax laws or interpretations thereof in the various geographic locations in which we operate. We have recorded liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and long-term investments totaled $1,289.0 million as of December 31, 2012 compared to $1,195.0 million as of September 30, 2012, representing an increase of $94.0 million. The increase was primarily due to cash provided by operating activities of $144.8 million for the three months ended December 31, 2012, which was partially offset by $50.0 million of additional cash required for the repurchase of outstanding common stock under our stock repurchase program. The increase in cash flow from operations for the first three months of fiscal year 2013 resulted from increased net income combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, excluding auction rate securities (ARS), together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.

Cash used in investing activities was $133.4 million for the three months ended December 31, 2012, compared to cash used in investing activities of $67.4 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions, capital expenditures and changes in restricted cash requirements. The amount of cash used in investing activities for the three months ended December 31, 2012 was primarily due to the purchase of investments and capital expenditures related to maintaining our operations worldwide partially offset by the sales and maturity of investments.

Cash used in financing activities was $37.9 million for the three months ended December 31, 2012, compared to cash used in financing activities of $23.5 million for the same period in the prior year. Our financing activities for the three months ended December 31, 2012 consisted primarily of cash required for the repurchase of outstanding common stock under our stock repurchase program of $50.0 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $11.6 million.

Obligations and Commitments

As of December 31, 2012, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2023. There have been no material changes in our principal lease commitments compared to those discussed in the Form 10-K.

We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of December 31, 2012, we were committed to purchase approximately $16.6 million of such inventory during the next 30 day period.

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

In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include, but are not limited to:

•	fluctuations in demand for our products and services due to changing market conditions, pricing conditions, technology evolution, seasonality, or other changes in the global economic environment;

•	changes or fluctuations in sales and implementation cycles for our products and services;

•	reduced visibility into our customers’ spending and implementation plans;

•	reductions in customers’ budgets for data center and other IT purchases or delays in these purchases;

•	fluctuations in our gross margins, including the factors described herein, which may contribute to such fluctuations;

•	our ability to control costs, including operating expenses, the costs of hardware and software components, and other manufacturing costs;

•	our ability to develop, introduce and gain market acceptance of new products, technologies and services, and our success in new and evolving markets;

•	any significant changes in the competitive environment, including the entry of new competitors or the substantial discounting of products or services;

•	the timing and execution of product transitions or new product introductions, and related inventory costs;

•	variations in sales channels, product costs, or mix of products sold;

•	our ability to establish and manage our distribution channels, and the effectiveness of any changes we make to our distribution model;

•	the ability of our contract manufacturers and suppliers to provide component parts, hardware platforms and other products in a timely manner;

•	benefits anticipated from our investments in sales, marketing, product development, manufacturing or other activities;

•	changes in tax laws or regulations, or other accounting rules; and

•	general economic conditions, both domestically and in our foreign markets

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

Our success depends on sales and continued innovation of our application delivery networking product lines

For the fiscal year ended September 30, 2012 and the three months ended December 31, 2012, we derived approximately 98.6% and 98.8% of our net product revenues, respectively, or approximately 58.6% and 55.4% of our total net revenues, respectively, from sales of our application delivery networking (ADN) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability, performance, and security problems for our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.

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

We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business

We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. These channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our indirect sales channel structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two worldwide distributors of our products accounted for 30.9% of our total net revenue for fiscal year 2012. Two worldwide distributors of our products accounted for 28.8% of our total net revenue for fiscal year 2011. Three worldwide distributors of our products accounted for 43.1% of our total net revenue for the three months ended December 31, 2012. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.

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

Our operating results are exposed to risks associated with international commerce

As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to recessionary economic cycles or protracted slowdowns in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements and natural disasters. We must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer contracts, although to date we generally have not done so. To the extent that we may enter into customer contracts in the future that include non-standard terms related to payment, warranties, or performance obligations, our operating results may be adversely impacted. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. Sales outside of the Americas represented 42.4% and 41.2% of our net revenues for the fiscal years ended September 30, 2012 and 2011, respectively, and 41.7% for the three months ended December 31, 2012.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2012, the fair value of our AAA/A- (or equivalent) rated municipal ARS was approximately $4.6 million. ARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7, 28 or 35 days. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal ARS will have a material impact on our overall ability to meet our liquidity needs. We have no intent to sell, won’t be required to sell, and believe we will hold these securities until recovery. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $5.0 million (par value) of securities as long-term as of December 31, 2012.

Management believes there have been no other material changes to our quantitative and qualitative disclosures about market risk during the three month period ended December 31, 2012, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2012.

Item 4.	Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that required information is properly recorded, processed, summarized and reported within the required timeframe, as specified in the rules set forth by the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

On October 25, 2011, we announced that our Board of Directors authorized an additional $200 million for our common stock share repurchase program. This new authorization is incremental to the existing $400 million program, initially approved in October 2010 and expanded in August 2011. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of February 1, 2013, we had repurchased and retired 9,763,717 shares at an average price of $68.73 per share and we had $128.5 million remaining to purchase shares as part of our repurchase programs.

Shares repurchased and retired as of February 1, 2013 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan

October 1, 2011 — October 31, 2011	—	$—	—	$366,038
November 1, 2011 — November 30, 2011	179,000	$106.05	179,000	$347,049
December 1, 2011 — December 31, 2011	141,100	$109.69	141,100	$331,566

January 1, 2012 — January 31, 2012	58,706	$121.49	58,706	$324,431
February 1, 2012 — February 29, 2012	227,400	$124.54	227,400	$296,103
March 1, 2012 — March 31, 2012	118,000	$125.72	118,000	$281,263

April 1, 2012 — April 30, 2012	—	$—	—	$281,263
May 1, 2012 — May 31, 2012	332,000	$121.79	332,000	$240,820
June 1, 2012 — June 30, 2012	93,088	$102.64	93,088	$231,263

July 1, 2012 — July 31, 2012	43,500	$91.65	43,500	$227,275
August 1, 2012 — August 31, 2012	237,831	$98.70	237,831	$203,793
September 1, 2012 — September 30, 2012	232,418	$96.91	232,418	$181,263

October 1, 2012 — October 31, 2012	—	$—	—	$181,263
November 1, 2012 — November 30, 2012	322,187	$87.58	322,187	$153,035
December 1, 2012 — December 31, 2012	233,056	$93.39	233,056	$131,263

January 1, 2013 — January 31, 2013	15,000	$105.75	15,000	$129,676
February 1, 2013	11,100	$103.78	11,100	$128,524

Item 6.	Exhibits

Exhibit Number		Exhibit Description

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema Document

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of February, 2013.

F5 NETWORKS, INC.

By:	/s/ ANDY REINLAND
Andy Reinland
Executive Vice President,
Chief Financial Officer
(principal financial officer)