Form 10-Q
period 2013-03-31
F5 NETWORKS INC
filed 2013-05-09
CIK 1048695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock as of May 3, 2013 was 78,799,170.

F5 NETWORKS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

F5 NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	March 31, 2013	September 30, 2012
ASSETS
Current assets
Cash and cash equivalents	$229,662	$211,181
Short-term investments	293,186	320,970
Accounts receivable, net of allowances of $3,113 and $3,254	192,796	185,172
Inventories	17,963	17,410
Deferred tax assets	10,578	10,362
Other current assets	60,239	30,986

Total current assets	804,424	776,081

Property and equipment, net	63,182	59,604
Long-term investments	662,822	662,803
Deferred tax assets	31,165	35,478
Goodwill	447,799	348,239
Other assets, net	56,517	28,996

Total assets	$2,065,909	$1,911,201

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$39,100	$27,026
Accrued liabilities	84,966	86,409
Deferred revenue	396,678	352,594

Total current liabilities	520,744	466,029

Other long-term liabilities	23,006	21,078
Deferred revenue, long-term	93,980	94,694

Total long-term liabilities	116,986	115,772

Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 78,380 and 78,715 shares issued and outstanding	294,875	326,922
Accumulated other comprehensive loss	(5,908)	(3,829)
Retained earnings	1,139,212	1,006,307

Total shareholders’ equity	1,428,179	1,329,400

Total liabilities and shareholders’ equity	$2,065,909	$1,911,201

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012
Net revenues
Products	$185,107	$205,165	$389,819	$401,719
Services	165,125	134,457	325,864	260,335

Total	350,232	339,622	715,683	662,054

Cost of net revenues
Products	29,773	33,668	61,565	66,868
Services	30,529	23,926	59,622	46,332

Total	60,302	57,594	121,187	113,200

Gross profit	289,930	282,028	594,496	548,854

Operating expenses
Sales and marketing	119,031	110,995	241,299	217,233
Research and development	52,534	43,568	101,075	82,690
General and administrative	25,889	22,785	50,562	44,462

Total	197,454	177,348	392,936	344,385

Income from operations	92,476	104,680	201,560	204,469
Other income, net	2,118	1,428	3,668	3,289

Income before income taxes	94,594	106,108	205,228	207,758
Provision for income taxes	31,182	37,467	72,323	72,625

Net income	$63,412	$68,641	$132,905	$135,133

Net income per share — basic	$0.81	$0.87	$1.69	$1.71

Weighted average shares — basic	78,601	79,156	78,696	79,214

Net income per share — diluted	$0.80	$0.86	$1.68	$1.69

Weighted average shares — diluted	79,114	79,775	79,263	79,853

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income	$63,412	$68,641	$132,905	$135,133
Other comprehensive income:
Foreign currency translation adjustment	(1,235)	90	(1,492)	(173)
Unrealized (loss) gain on securities, net of tax	(134)	620	(587)	533

Total other comprehensive (loss) income	(1,369)	710	(2,079)	360

Comprehensive income	$62,043	$69,351	$130,826	$135,493

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six months ended March 31,
	2013	2012
Operating activities
Net income	$132,905	$135,133
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on disposition of assets and investments	(217)	457
Stock-based compensation	54,320	45,468
Provisions for doubtful accounts and sales returns	578	633
Depreciation and amortization	19,913	14,935
Deferred income taxes	(1,313)	(1,645)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(8,202)	(18,139)
Inventories	(553)	125
Other current assets	(29,198)	(17,252)
Other assets	621	688
Accounts payable and accrued liabilities	13,243	3,933
Deferred revenue	43,371	69,147

Net cash provided by operating activities	225,468	233,483

Investing activities
Purchases of investments	(446,978)	(482,403)
Maturities of investments	329,141	375,746
Sales of investments	138,171	76,444
Increase in restricted cash	(729)	(25)
Acquisition of intangible assets	—	(250)
Acquisition of businesses, net of cash acquired	(124,918)	(128,335)
Purchases of property and equipment	(14,769)	(12,818)

Net cash used in investing activities	(120,082)	(171,641)

Financing activities
Excess tax benefit from stock-based compensation	2,395	5,456
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	12,040	10,093
Repurchase of common stock	(100,000)	(84,776)

Net cash used in financing activities	(85,565)	(69,227)

Net increase (decrease) in cash and cash equivalents	19,821	(7,385)
Effect of exchange rate changes on cash and cash equivalents	(1,340)	60
Cash and cash equivalents, beginning of period	211,181	216,784

Cash and cash equivalents, end of period	$229,662	$209,459

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Summary of Significant Accounting Policies

Description of Business

F5 Networks, Inc. (the “Company”) provides products and services to help companies manage their Internet Protocol (IP) traffic and file storage infrastructure efficiently and securely. The Company’s application delivery networking products improve the performance, availability and security of servers and other network resources. Internet traffic between network-based applications and clients passes through these devices where the content is inspected to ensure that it is safe and modified as necessary to ensure that it is delivered securely and in a way that optimizes the performance of both the network and the applications. The Company’s principal products are application delivery controllers that include the BIG-IP family of appliances and a line of scalable VIPRION systems. The Company’s recently acquired line of Diameter signaling and routing products enable full connectivity, enhanced scalability, and comprehensive control of signaling traffic in service providers’ evolving packet core networks. The Company’s storage virtualization products simplify and reduce the cost of managing files and file storage devices, and ensure fast, secure, easy access to files for users and applications. In February 2013, the Company acquired LineRate Systems, Inc., a developer of software defined network services technology. The Company also offers a broad range of services that include consulting, training, maintenance and other technical support services.

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

Goodwill and Acquired Intangible Assets

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company tests goodwill for impairment on an annual basis and between annual tests when impairment indicators are identified, and goodwill is written down when impaired. Goodwill was recorded in connection with the acquisition of LineRate Systems, Inc. in February 2013, Traffix Systems in fiscal year 2012, Acopia Networks, Inc. in fiscal year 2007, Swan Labs, Inc. in fiscal year 2006, MagniFire Websystems, Inc. in fiscal year 2004 and uRoam, Inc. in fiscal year 2003. For its annual goodwill impairment test, the Company operates under one reporting unit and the fair value of its reporting unit is determined by the Company’s enterprise value. The Company performs its annual goodwill impairment test during the second fiscal quarter.

As part of the annual goodwill impairment test, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of the Company’s reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.

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

If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the provisions of authoritative guidance require that the Company perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. In March 2013, the Company completed a qualitative assessment of potential impairment indicators and concluded that it was more-likely-than-not that the fair value of its reporting unit exceeded its carrying amount.

Acquired in-process research and development (IPR&D) are intangible assets initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. IPR&D was recorded in connection with the acquisition of LineRate Systems, Inc. in February 2013.

Stock-Based Compensation

The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $27.6 million and $23.3 million of stock-based compensation expense for the three months ended March 31, 2013 and 2012, respectively, and $54.3 million and $45.5 million for the six months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was $118.6 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.

The Company issues incentive awards to its employees through stock-based compensation consisting of restricted stock units (RSUs). The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant.

The Company recognizes compensation expense for only the portion of restricted stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The Company’s estimated forfeiture rate in the second quarter of fiscal year 2013 is 5.3% for grants awarded to the Company’s executive officers and Board of Directors, and 7.6% for grants awarded to all other employees. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

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

Common Stock Repurchase

On April 24, 2013, the Company announced that its Board of Directors authorized an additional $200 million for its common stock share repurchase program. This new authorization is incremental to the existing $600 million program, initially approved in October 2010 and expanded in August 2011 and October 2011. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of May 3, 2013, the Company had repurchased and retired 10,300,034 shares at an average price of $70.13 per share and the Company had $277.2 million remaining to purchase shares as part of its repurchase programs.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Numerator
Net income	$63,412	$68,641	$132,905	$135,133

Denominator
Weighted average shares outstanding — basic	78,601	79,156	78,696	79,214
Dilutive effect of common shares from stock options and restricted stock units	513	619	567	639

Weighted average shares outstanding — diluted	79,114	79,775	79,263	79,853

Basic net income per share	$0.81	$0.87	$1.69	$1.71

Diluted net income per share	$0.80	$0.86	$1.68	$1.69

An immaterial amount of common shares potentially issuable from stock options for the three and six months ended March 31, 2013 and 2012, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.

Comprehensive Income

Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains or losses on securities and foreign currency translation adjustments are included in accumulated other comprehensive loss.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-02), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires presentation, either on the face of the financial statements or in the notes, of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company will adopt ASU 2013-02 in the first quarter of fiscal 2014 and does not expect the adoption of this standard to have an impact on its consolidated financial statements.

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

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at March 31, 2013, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2013
Cash equivalents	$21,026	$—	$—	$21,026
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	157,174	—	157,174
Available-for-sale securities — municipal bonds and notes	—	62,826	—	62,826
Available-for-sale securities — U.S. government securities	—	4,994	—	4,994
Available-for-sale securities — U.S. government agency securities	—	68,192	—	68,192
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	214,743	—	214,743
Available-for-sale securities — municipal bonds and notes	—	22,901	—	22,901
Available-for-sale securities — U.S. government securities	—	4,997	—	4,997
Available-for-sale securities — U.S. government agency securities	—	416,133	—	416,133
Available-for-sale securities — auction rate securities	—	—	4,048	4,048

Total	$21,026	$951,960	$4,048	$977,034

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

Due to the auction failures of the Company’s auction rate securities (ARS) that began in the second quarter of fiscal year 2008, there are still no quoted prices in active markets for similar assets as of March 31, 2013. Therefore, the Company has classified its ARS as level 3 financial assets. The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Balance, beginning of period	$4,600	$13,064	$4,750	$13,010
Total gains (losses) realized or unrealized:
Included in other comprehensive income	48	129	(102)	183
Settlements	(600)	—	(600)	—

Balance, end of period	$4,048	$13,193	$4,048	$13,193

Unrealized gains (losses) attributable to assets still held as of end of period	48	129	(102)	183

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain ARS for which there was a decrease in the observation of market pricing. At March 31, 2013, the values of these securities were estimated primarily using discounted cash flow analysis that incorporated transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at March 31, 2013. Significant fluctuations in any of these inputs in isolation would result in changes in the fair value of the Company’s ARS.

The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three months ended March 31, 2013, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.

3. Short-Term and Long-Term Investments

Short-term investments consist of the following (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2013	Cost	Gains	Losses	Fair Value
Corporate bonds and notes	$156,831	$357	$(14)	$157,174
Municipal bonds and notes	62,725	103	(2)	62,826
U.S. government securities	4,995	—	(1)	4,994
U.S. government agency securities	68,176	20	(4)	68,192

	$292,727	$480	$(21)	$293,186

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2012	Cost	Gains	Losses	Fair Value
Certificates of deposit	$3,528	$5	$—	$3,533
Corporate bonds and notes	193,548	482	(40)	193,990
Municipal bonds and notes	63,371	61	(10)	63,422
U.S. government agency securities	60,010	15	—	60,025

	$320,457	$563	$(50)	$320,970

Long-term investments consist of the following (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2013	Cost	Gains	Losses	Fair Value
Corporate bonds and notes	$214,287	$593	$(137)	$214,743
Municipal bonds and notes	22,816	85	—	22,901
Auction rate securities	4,400	—	(352)	4,048
U.S. government securities	4,986	11	—	4,997
U.S. government agency securities	415,965	261	(93)	416,133

	$662,454	$950	$(582)	$662,822

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2012	Cost	Gains	Losses	Fair Value
Corporate bonds and notes	$228,438	$1,063	$(60)	$229,441
Municipal bonds and notes	30,177	138	(8)	30,307
Auction rate securities	5,000	—	(250)	4,750
U.S. government securities	4,983	12	—	4,995
U.S. government agency securities	392,959	389	(38)	393,310

	$661,557	$1,602	$(356)	$662,803

The amortized cost and fair value of fixed maturities at March 31, 2013, by contractual years-to-maturity, are presented below (in thousands):

	Cost or
	Amortized
	Cost	Fair Value
One year or less	$292,727	$293,186
Over one year	662,454	662,822

	$955,181	$956,008

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2013 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$110,750	$(146)	$3,710	$(5)	$114,460	$(151)
Municipal bonds and notes	6,727	(2)	—	—	6,727	(2)
Auction rate securities	—	—	4,048	(352)	4,048	(352)
U.S. government securities	4,994	(1)	—	—	4,994	(1)
U.S. government agency securities	173,061	(97)	—	—	173,061	(97)

Total	$295,532	$(246)	$7,758	$(357)	$303,290	$(603)

The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for the first six months of fiscal year 2013 were primarily caused by reductions in the values of the ARS due to the illiquid markets.

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

Inventories consist of the following (in thousands):

	March 31,	September 30,
	2013	2012
Finished goods	$13,543	$13,565
Raw materials	4,420	3,845

	$17,963	$17,410

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

The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of March 31, 2013 and March 31, 2012 were not material.

Commitments

As of March 31, 2013, the Company’s principal commitments consisted of obligations outstanding under operating leases. The Company leases its facilities under operating leases that expire at various dates through 2023. There have been no material changes in the Company’s principal lease commitments compared to those discussed in the Form 10-K.

The Company currently has arrangements with contract manufacturers and other suppliers for the manufacturing of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless they give notice of order cancellation in advance of applicable lead times. As of March 31, 2013, the Company was committed to purchase approximately $18.1 million of such inventory during the next 30 day period.

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

6. Income Taxes

The effective tax rate was 33.0% and 35.3% for the three months ended March 31, 2013 and 2012, respectively. The decrease in effective tax rate is primarily due to the tax benefit received as a result of the reinstatement of the United States federal Credit for Increasing Research Activities retroactive to January 1, 2012.

The effective tax rate was 35.2% and 35.0% for the six months ended March 31, 2013 and 2012, respectively. The tax benefit received as a result of the reinstatement of the United States federal Credit for Increasing Research Activities for the six months ended March 31, 2013 was offset by an increase in nondeductible expenses, primarily stock-based compensation, compared to the six months ended March 31, 2012.

As of March 31, 2013, the Company has $7.9 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is reasonably possible that the Company’s existing liabilities for unrecognized tax benefits may change within the next twelve months primarily due to the expiration of statutes of limitations. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.

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

The following presents revenues by geographic region (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Americas:
United States	$172,410	$181,218	$367,248	$352,205
Other	17,381	16,513	35,560	35,234

Total Americas	189,791	197,731	402,808	387,439

EMEA	80,930	71,348	163,788	139,420
Japan	21,852	22,947	39,895	43,149
Asia Pacific	57,659	47,596	109,192	92,046

	$350,232	$339,622	$715,683	$662,054

Three worldwide distributors of the Company’s products accounted for 16.3%, 13.4%, and 11.1% of total net revenue for the three month period ended March 31, 2013. Three worldwide distributors of the Company’s products accounted for 16.6%, 14.3%, and 11.1% of total net revenue for the six month period ended March 31, 2013. Two worldwide distributors of the Company’s products accounted for 16.6% and 13.9% of total net revenue for the three month period ended March 31, 2012. Two worldwide distributors accounted for 17.2% and 13.8% of total net revenue for the six month period ended March 31, 2012. One worldwide distributor accounted for 13.5% of the Company’s accounts receivable as of March 31, 2013. One worldwide distributor accounted for 18.0% of the Company’s accounts receivable as of March 31, 2012. No other distributors accounted for more than 10% of total net revenue or receivables.

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

Fiscal Year 2013 Acquisition of LineRate Systems, Inc.

On February 11, 2013, the Company acquired all issued and outstanding shares of LineRate Systems, Inc. (LineRate Systems), a privately held Delaware corporation headquartered in Louisville, Colorado for $125.3 million. Direct transaction costs associated with the acquisition were approximately $0.3 million and were expensed in the second quarter of fiscal 2013. LineRate Systems is a developer of software defined network service solutions for packet core operators, and cloud and web service providers. Through this acquisition, the Company gains access to LineRate Systems’ layer 7+ networking services technology, intellectual property, and engineering talent. As a result of the acquisition, the Company acquired all the assets and assumed all the liabilities of LineRate Systems. The results of operations of LineRate Systems have been included in the Company’s consolidated financial statements from the date of acquisition. Pro forma results of operations for this acquisition have not been presented as this transaction is not considered a material acquisition and the effects were not material to the Company’s financial results for the three and six months ended March 31, 2013.

The purchase price allocation is as follows (in thousands):

Assets acquired
Cash	$82
Current assets	556
Property and equipment, net	415
In-process research and development	29,853
Goodwill	99,560

Total assets acquired	$130,466

Liabilities assumed
Accrued liabilities	$(396)
Deferred tax liabilities, net	(4,763)

Total liabilities assumed	(5,159)

Net assets acquired	$125,307

Of the total estimated purchase price, $29.9 million was allocated to in-process research and development (IPR&D), which consists of existing research and development projects at the time of acquisition. IPR&D acquired from LineRate Systems is included in other assets, net on the balance sheet as of March 31, 2013. IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, this asset will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D project, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence. The Company expects to complete the IPR&D project in 2014, at which point amortization will begin over its estimated useful life of ten years. To determine the fair value of IPR&D, the multi-period excess earnings method under the income approach was used, which included estimates and assumptions provided by LineRate Systems and Company management. The income approach estimates the fair value of an asset based on its earnings and cash flow capacity, which are discounted to present value. A discount rate of 35% was used to value the project based on the implied rate of return of the transaction, adjusted to reflect additional risks inherent in the acquired project. Goodwill generated from this transaction is primarily related to expected synergies, and is not expected to be deductible for federal tax purposes.

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

Overview

We offer a range of integrated software and hardware solutions within an intelligent services framework built on a common full proxy architecture. Organizations rely on these solutions to deliver and secure their applications and services while ensuring maximum availability and reliability for their customers, partners, and employees. We market and sell our products primarily through multiple indirect sales channels in the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan; and the Asia Pacific region (APAC). Enterprise customers (Fortune 1000 or Business Week Global 1000 companies) in the technology, telecommunications, financial services, transportation, education, manufacturing and health care industries, along with government customers, continue to make up the largest percentage of our customer base.

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

•

Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first six months of fiscal year 2013 was primarily due to net income from operations, with operating activities providing cash of $225.5 million. This increase was partially offset by $100.0 million of cash used to repurchase outstanding common stock under our stock repurchase program in the first six months of fiscal year 2013. Going forward, we believe the primary driver of cash flows will be net income from operations. On February 11, 2013, we acquired all issued and outstanding shares of LineRate Systems, Inc. (LineRate Systems) for $124.9 million in cash. Capital expenditures for the first six months of fiscal year 2013 were comprised primarily of information technology infrastructure and equipment purchases to support the growth of our core business activities, and expenses related to the addition and expansion of our worldwide facilities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•

Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased in the second quarter of fiscal year 2013 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the second quarter of fiscal year 2013 was 50.

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

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	(in thousands, except percentages)
Net Revenues
Products	$185,107	$205,165	$389,819	$401,719
Services	165,125	134,457	325,864	260,335

Total	$350,232	$339,622	$715,683	$662,054

Percentage of net revenues
Products	52.9%	60.4%	54.5%	60.7%
Services	47.1	39.6	45.5	39.3

Total	100.0%	100.0%	100.0%	100.0%

Net revenues. Total net revenues increased 3.1% and 8.1% for the three and six months ended March 31, 2013, respectively, from the same periods in the prior year. Overall revenue growth for the three and six months ended March 31, 2013 was primarily due to increased service revenues as a result of our increased installed base of products. International revenues represented 50.8% and 48.7% of total net revenues for the three and six months ended March 31, 2013, respectively, compared to 46.6% and 46.8% for the same periods in the prior year, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.

Net product revenues decreased 9.8% and 3.0% for the three and six months ended March 31, 2013, respectively, from the same periods in the prior year. The decrease in net product revenues for the three and six months ended March 31, 2013 was primarily due to a decrease of $19.1 and $10.8 million in sales of our ADN products from the same periods in the prior year, respectively. Sales of our ADN products represented 98.8% of product revenues for both the three and six months ended March 31, 2013, compared to 98.4% and 98.6% of product revenues for the three and six months ended March 31, 2012, respectively.

Net service revenues increased 22.8% and 25.2% for the three and six months ended March 31, 2013, respectively, from the same periods in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.

Avnet Technology Solutions, Ingram Micro, and Westcon, three of our worldwide distributors, accounted for 16.3%, 13.4%, and 11.1% of our total net revenue for the three months ended March 31, 2013, respectively. Avnet Technology Solutions, Ingram Micro, and Westcon accounted for 16.6%, 14.3%, and 11.1% of our total net revenue for the six months ended March 31, 2013, respectively. Avnet Technology Solutions and Ingram Micro accounted for 16.6% and 13.9% of our total net revenue for the three months ended March 31, 2012, respectively. Avnet Technology Solutions and Ingram Micro accounted for 17.2% and 13.8% of our total net revenue for the six months ended March 31, 2012, respectively. Avnet Technology Solutions accounted for 13.5% of our accounts receivable as of March 31, 2013. Ingram Micro accounted for 18.0% of our accounts receivable as of March 31, 2012. No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$29,773	$33,668	$61,565	$66,868
Services	30,529	23,926	59,622	46,332

Total	60,302	57,594	121,187	113,200

Gross profit	$289,930	$282,028	$594,496	$548,854
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	16.1%	16.4%	15.8%	16.6%
Services	18.5	17.8	18.3	17.8

Total	17.2	17.0	16.9	17.1

Gross profit	82.8%	83.0%	83.1%	82.9%

Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues decreased 11.6% and 7.9% for the three and six months ended March 31, 2013, respectively, as compared to the same periods in the prior year. The decrease in cost of net product revenues is primarily due to a reduction in the volume of product sales.

Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and six months ended March 31, 2013, cost of net service revenues as a percentage of net service revenues were 18.5% and 18.3%, compared to 17.8% for both the three and six months ended March 31, 2012, respectively. Professional services headcount at the end of March 2013 increased to 707 from 583 at the end of March 2012. In addition, cost of net service revenues included stock-based compensation expense of $2.7 million and $5.3 million for the three and six months ended March 31, 2013, respectively, compared to $2.2 million and $4.4 million for the same periods in the prior year, respectively.

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$119,031	$110,995	$241,299	$217,233
Research and development	52,534	43,568	101,075	82,690
General and administrative	25,889	22,785	50,562	44,462

Total	$197,454	$177,348	$392,936	$344,385

Operating expenses (as a percentage of net revenue)
Sales and marketing	34.0%	32.7%	33.7%	32.8%
Research and development	15.0	12.8	14.1	12.5
General and administrative	7.4	6.7	7.1	6.7

Total	56.4%	52.2%	54.9%	52.0%

Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased 7.2% and 11.1% for the three and six months ended March 31, 2013, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to an increase of $6.1 million and $17.8 million in commissions and personnel costs for the three and six months ended March 31, 2013, respectively, from the comparable periods in the prior year. The increased commissions and personnel costs were driven primarily by growth in sales and marketing employee headcount for the corresponding periods. Sales and marketing headcount at the end of March 2013 increased to 1,291 from 1,198 at the end of March 2012. Sales and marketing expense included stock-based compensation expense of $10.7 million and $21.3 million for the three and six months ended March 31, 2013, respectively, compared to $9.4 million and $18.4 million for the same periods in the prior year, respectively. The increase in sales and marketing expense was also due to investments in marketing promotions and initiatives aimed at promoting our brand and creating market awareness of our technology and our products.

Research and development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 20.6% and 22.2% for the three and six months ended March 31, 2013, respectively, from the comparable periods in the prior year. The increase in research and development expense was primarily due to an increase of $6.5 million and $13.9 million in personnel costs for the three and six months ended March 31, 2013, respectively, from the comparable periods in the prior year. Research and development headcount at the end of March 2013 increased to 835 from 721 at the end of March 2012. Research and development expense included stock-based compensation expense of $8.3 million and $16.1 million for the three and six months ended March 31, 2013, respectively, compared to $6.5 million and $12.3 million for the same periods in the prior year, respectively. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.

General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 13.6% and 13.7% for the three and six months ended March 31, 2013, respectively, from the comparable periods in the prior year. The increase in general and administrative expense was primarily due to an increase of $1.2 million and $2.7 million in personnel costs for the three and six months ended March 31, 2013, respectively, from the comparable periods in the prior year. In addition, fees paid to outside consultants for legal, audit and tax services increased $0.9 million and $1.3 million for the three and six months ended March 31, 2013, respectively, from the comparable periods in the prior year. Stock-based compensation expense was $5.7 million and $11.1 million for the three and six months ended March 31, 2013, respectively, compared to $4.9 million and $9.6 million for the same periods in the prior year, respectively. General and administrative headcount at the end of March 2013 increased to 322 from 303 at the end of March 2012.

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$92,476	$104,680	$201,560	$204,469
Other income, net	2,118	1,428	3,668	3,289

Income before income taxes	94,594	106,108	205,228	207,758
Provision for income taxes	31,182	37,467	72,323	72,625

Net income	$63,412	$68,641	$132,905	$135,133

Other income and income taxes (as percentage of net revenue)
Income from operations	26.4%	30.8%	28.2%	30.9%
Other income, net	0.6	0.4	0.5	0.5

Income before income taxes	27.0	31.2	28.7	31.4
Provision for income taxes	8.9	11.0	10.1	11.0

Net income	18.1%	20.2%	18.6%	20.4%

Other income, net. Other income, net consists primarily of interest income and foreign currency transaction gains and losses. Other income, net for the three and six months ended March 31, 2013, remained relatively consistent compared to the same periods in the prior year.

Provision for income taxes. The effective tax rate was 33.0% and 35.3% for the three months ended March 31, 2013 and 2012, respectively. The decrease in the effective tax rate compared to the three month period ended March 31, 2012 is primarily due to the tax benefit received as a result of the reinstatement of the United States federal Credit for Increasing Research Activities retroactive to January 1, 2012.

The effective tax rate was 35.2% and 35.0% for the six months ended March 31, 2013 and 2012, respectively. The tax benefit received as a result of the reinstatement of the United States federal Credit for Increasing Research Activities for the six months ended March 31, 2013 was offset by an increase in nondeductible expenses, primarily stock-based compensation, compared to the six months ended March 31, 2012.

We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at March 31, 2013 and March 31, 2012 were $41.7 million and $44.5 million, respectively.

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

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and long-term investments totaled $1,185.7 million as of March 31, 2013, compared to $1,195.0 million as of September 30, 2012, representing a decrease of $9.3 million. The decrease was primarily due to cash requirements of $124.9 million for the purchase of LineRate Systems in the second fiscal quarter, and $100.0 million of cash required for the repurchase of outstanding common stock under our stock repurchase program for the six months ended March 31, 2013. The decrease was partially offset by $225.5 million of cash provided by operating activities. Cash provided by operating activities for the first six months of fiscal year 2013 resulted from net income of $132.9 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, excluding auction rate securities (ARS), together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.

Cash used in investing activities was $120.1 million for the six months ended March 31, 2013, compared to cash used in investing activities of $171.6 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions, capital expenditures and changes in restricted cash requirements. The amount of cash used in investing activities for the six months ended March 31, 2013 was primarily due to the purchase of investments and capital expenditures related to maintaining our operations worldwide, as well as $124.9 million of cash payments to shareholders of LineRate Systems, which was acquired in February 2013, partially offset by the sales and maturity of investments.

Cash used in financing activities was $85.6 million for the six months ended March 31, 2013, compared to cash used in financing activities of $69.2 million for the same period in the prior year. Our financing activities for the six months ended March 31, 2013 consisted primarily of cash required for the repurchase of outstanding common stock under our stock repurchase program of $100.0 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $12.0 million.

Obligations and Commitments

As of March 31, 2013, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2023. There have been no material changes in our principal lease commitments compared to those discussed in the Form 10-K.

We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of March 31, 2013, we were committed to purchase approximately $18.1 million of such inventory during the next 30 day period.

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

Our success depends on sales and continued innovation of our application delivery networking product lines

For the fiscal year ended September 30, 2012 and the six months ended March 31, 2013, we derived approximately 98.6% and 98.8% of our net product revenues, respectively, or approximately 58.6% and 53.8% of our total net revenues, respectively, from sales of our application delivery networking (ADN) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability, performance, and security problems for our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.

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

We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business

We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. These channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our indirect sales channel structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two worldwide distributors of our products accounted for 30.9% of our total net revenue for fiscal year 2012. Two worldwide distributors of our products accounted for 28.8% of our total net revenue for fiscal year 2011. Three worldwide distributors of our products accounted for 42.0% of our total net revenue for the six months ended March 31, 2013. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.

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

Our operating results are exposed to risks associated with international commerce

As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to recessionary economic cycles or protracted slowdowns in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements and natural disasters. We must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer contracts, although to date we generally have not done so. To the extent that we may enter into customer contracts in the future that include non-standard terms related to payment, warranties, or performance obligations, our operating results may be adversely impacted. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. Sales outside of the Americas represented 42.4% and 41.2% of our net revenues for the fiscal years ended September 30, 2012 and 2011, respectively, and 43.7% for the six months ended March 31, 2013.

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

Changes in financial accounting standards may cause adverse unexpected revenue fluctuations and affect our reported results of operations

A change in accounting policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New pronouncements and updates to existing pronouncements have occurred with frequency and may occur in the future. Changes to existing rules, or changes to the interpretations of existing rules, could lead to changes in our accounting practices, and such changes could adversely affect our reported financial results or the way we conduct our business.

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

At March 31, 2013, the fair value of our AAA/A- (or equivalent) rated municipal ARS was approximately $4.0 million. ARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7, 28 or 35 days. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal ARS will have a material impact on our overall ability to meet our liquidity needs. We have no intent to sell, won’t be required to sell, and believe we will hold these securities until recovery. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $4.4 million (par value) of securities as long-term as of March 31, 2013.

Management believes there have been no other material changes to our quantitative and qualitative disclosures about market risk during the six month period ended March 31, 2013, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2012.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

On April 24, 2013, we announced that our Board of Directors authorized an additional $200 million for our common stock share repurchase program. This new authorization is incremental to the existing $600 million program, initially approved in October 2010 and expanded in August 2011 and October 2011. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of May 3, 2013, we had repurchased and retired 10,300,034 shares at an average price of $70.13 per share and we had $277.2 million remaining to purchase shares as part of our repurchase programs.

Shares repurchased and retired as of May 3, 2013 are as follows (in thousands, except shares and per share data):

			Total Number of	Approximate Dollar
			Shares	Value of Shares
	Total Number		Purchased	that May Yet be
	of Shares	Average Price	per the Publicly	Purchased
	Purchased	Paid per Share	Announced Plan	Under the Plan
October 1, 2011 — October 31, 2011	—	$—	—	$366,038
November 1, 2011 — November 30, 2011	179,000	$106.05	179,000	$347,049
December 1, 2011 — December 31, 2011	141,100	$109.69	141,100	$331,566

January 1, 2012 — January 31, 2012	58,706	$121.49	58,706	$324,431
February 1, 2012 — February 29, 2012	227,400	$124.54	227,400	$296,103
March 1, 2012 — March 31, 2012	118,000	$125.72	118,000	$281,263

April 1, 2012 — April 30, 2012	—	$—	—	$281,263
May 1, 2012 — May 31, 2012	332,000	$121.79	332,000	$240,820
June 1, 2012 — June 30, 2012	93,088	$102.64	93,088	$231,263

July 1, 2012 — July 31, 2012	43,500	$91.65	43,500	$227,275
August 1, 2012 — August 31, 2012	237,831	$98.70	237,831	$203,793
September 1, 2012 — September 30, 2012	232,418	$96.91	232,418	$181,263

October 1, 2012 — October 31, 2012	—	$—	—	$181,263
November 1, 2012 — November 30, 2012	322,187	$87.58	322,187	$153,035
December 1, 2012 — December 31, 2012	233,056	$93.39	233,056	$131,263

January 1, 2013 — January 31, 2013	15,000	$105.75	15,000	$129,676
February 1, 2013 — February 28, 2013	237,438	$102.74	237,438	$105,274
March 1, 2013 — March 31, 2013	255,979	$93.77	255,979	$81,263

April 1, 2013 — April 30, 2013	—	$—	—	$281,263
May 1, 2013 — May 3, 2013	54,000	$75.13	54,000	$277,204

Item 6.	Exhibits

Exhibit Number		Exhibit Description

10.40*	—	LineRate Systems, Inc. Third Amended and Restated 2009 Equity Incentive Plan

10.41*	—	LineRate Systems, Inc. Acquisition Equity Incentive Plan

31.1**	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	—	XBRL Instance Document

101.SCH***	—	XBRL Taxonomy Extension Schema Document

101.CAL***	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference from Registration Statement on Form S-8, File No. 333-186765
**	Filed herewith.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of May, 2013.

F5 NETWORKS, INC.

By:	/s/ ANDY REINLAND
Andy Reinland
Executive Vice President,
Chief Financial Officer
(principal financial officer)