Form 10-Q
period 2013-06-30
F5 NETWORKS INC
filed 2013-08-08
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of August 2, 2013 was 78,303,641.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2013	September 30, 2012
ASSETS
Current assets
Cash and cash equivalents	$198,280	$211,181
Short-term investments	353,045	320,970
Accounts receivable, net of allowances of $3,094 and $3,254	205,138	185,172
Inventories	18,260	17,410
Deferred tax assets	10,617	10,362
Other current assets	48,969	30,986
Total current assets	834,309	776,081
Property and equipment, net	63,720	59,604
Long-term investments	714,331	662,803
Deferred tax assets	33,085	35,478
Goodwill	447,799	348,239
Other assets, net	54,559	28,996
Total assets	$2,147,803	$1,911,201
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$28,691	$27,026
Accrued liabilities	89,780	86,409
Deferred revenue	411,477	352,594
Total current liabilities	529,948	466,029
Other long-term liabilities	21,391	21,078
Deferred revenue, long-term	108,278	94,694
Total long-term liabilities	129,669	115,772
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 78,305 and 78,715 shares issued and outstanding	290,143	326,922
Accumulated other comprehensive loss	(9,347)	(3,829)
Retained earnings	1,207,390	1,006,307
Total shareholders’ equity	1,488,186	1,329,400
Total liabilities and shareholders’ equity	$2,147,803	$1,911,201
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Net revenues
Products	$196,746	$207,118	$586,565	$608,837
Services	173,556	145,516	499,420	405,851
Total	370,302	352,634	1,085,985	1,014,688
Cost of net revenues
Products	32,350	34,482	93,915	101,350
Services	32,567	25,805	92,189	72,137
Total	64,917	60,287	186,104	173,487
Gross profit	305,385	292,347	899,881	841,201
Operating expenses
Sales and marketing	121,906	112,064	363,205	329,297
Research and development	54,075	46,985	155,150	129,675
General and administrative	25,327	23,298	75,889	67,760
Total	201,308	182,347	594,244	526,732
Income from operations	104,077	110,000	305,637	314,469
Other income, net	2,874	1,713	6,542	5,002
Income before income taxes	106,951	111,713	312,179	319,471
Provision for income taxes	38,773	39,377	111,096	112,002
Net income	$68,178	$72,336	$201,083	$207,469
Net income per share — basic	$0.87	$0.91	$2.56	$2.62
Weighted average shares — basic	78,516	79,135	78,636	79,188
Net income per share — diluted	$0.86	$0.91	$2.54	$2.60
Weighted average shares — diluted	78,864	79,655	79,207	79,834
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Net income	$68,178	$72,336	$201,083	$207,469
Other comprehensive income:
Foreign currency translation adjustment	(1,728)	(287)	(3,220)	(460)
Unrealized (loss) gain on securities, net of tax	(1,710)	516	(2,297)	1,049
Total other comprehensive (loss) income	(3,438)	229	(5,517)	589
Comprehensive income	$64,740	$72,565	$195,566	$208,058
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended June 30,
	2013	2012
Operating activities
Net income	$201,083	$207,469
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on disposition of assets and investments	(190)	552
Stock-based compensation	82,181	69,005
Provisions for doubtful accounts and sales returns	584	1,061
Depreciation and amortization	29,705	24,987
Deferred income taxes	(3,601)	(1,057)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(20,550)	(28,229)
Inventories	(850)	111
Other current assets	(18,069)	(13,852)
Other assets	1,517	(244)
Accounts payable and accrued liabilities	7,420	(3,089)
Deferred revenue	72,468	90,168
Net cash provided by operating activities	351,698	346,882
Investing activities
Purchases of investments	(744,557)	(780,493)
Maturities of investments	509,381	584,085
Sales of investments	138,171	76,444
Increase in restricted cash	(713)	(30)
Acquisition of intangible assets	—	(250)
Acquisition of businesses, net of cash acquired	(124,918)	(128,335)
Purchases of property and equipment	(21,434)	(18,544)
Net cash used in investing activities	(244,070)	(267,123)
Financing activities
Excess tax benefit from stock-based compensation	3,656	9,426
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	29,405	24,942
Repurchase of common stock	(150,000)	(134,776)
Net cash used in financing activities	(116,939)	(100,408)
Net decrease in cash and cash equivalents	(9,311)	(20,649)
Effect of exchange rate changes on cash and cash equivalents	(3,590)	(528)
Cash and cash equivalents, beginning of period	211,181	216,784
Cash and cash equivalents, end of period	$198,280	$195,607
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

Revenues for post-contract customer support (PCS) are recognized on a straight-line basis over the service contract term. PCS includes a limited period of telephone support, updates, repair or replacement of any failed product or component that fails during the term of the agreement, bug fixes and rights to upgrades, when and if available. Consulting services are customarily billed at fixed hourly rates, plus out-of-pocket expenses, and revenues are recognized when the consulting has been completed. Training revenue is recognized when the training has been completed.
Arrangement consideration is first allocated between software (consisting of nonessential and stand-alone software) and non-software deliverables. The majority of the Company’s products are hardware appliances which contain software essential to the overall functionality of the products. Hardware appliances are generally sold with PCS and on occasion, with consulting and/or training services. Arrangement consideration in such multiple element transactions is allocated to each element based on a fair value hierarchy, where the selling price for an element is based on vendor specific objective evidence (VSOE), if available, third-party evidence (TPE), if available and VSOE is not available; or the best estimate of selling price (BESP), if neither VSOE or TPE is available.
For software deliverables, the Company allocates revenue between multiple elements based on software revenue recognition guidance. Software revenue recognition guidance requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on VSOE. Where fair value of delivered elements is not available, revenue is recognized on the “residual method” based on the fair value of undelivered elements. If evidence of fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized at the earlier of the delivery of those elements or the establishment of fair value of the remaining undelivered elements.
The Company establishes VSOE for its products, PCS, consulting and training services based on the sales price charged for each element when sold separately. The sales price is discounted from the applicable list price based on various factors including the type of customer, volume of sales, geographic region and program level. The Company’s list prices are generally not fair value as discounts may be given based on the factors enumerated above. The Company uses historical sales transactions to determine whether VSOE can be established for each of the elements. In most instances, VSOE of fair value is the sales price of actual standalone (unbundled) transactions within the past 12 month period, when a substantial majority of transactions (more than 80%) are priced within a narrow range, which the Company has determined to be plus or minus 15% of the median sales price.
The Company believes that the VSOE of fair value of training and consulting services is represented by the billable rate per hour, based on the rates charged to customers when they purchase standalone training or consulting services. The price of consulting services is not based on the type of customer, volume of sales, geographic region or program level.
The Company is typically not able to determine VSOE or TPE for its non-software products. TPE is determined based on competitor prices for similar elements when sold separately. Generally, the Company’s go-to-market strategy differs from that of other competitive products or services in its markets and the Company’s offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine the selling prices on a stand-alone basis of similar products offered by its competitors.
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
Stock-Based Compensation
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $27.9 million and $23.5 million of stock-based compensation expense for the three months ended June 30, 2013 and 2012, respectively, and $82.2 million and $69.0 million for the nine months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was $100.8 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
The Company issues incentive awards to its employees through stock-based compensation consisting of restricted stock units (RSUs). The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant.
The Company recognizes compensation expense for only the portion of restricted stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The Company’s estimated forfeiture rate in the third quarter of fiscal year 2013 is 5.8% for grants awarded to the Company’s executive officers and Board of Directors, and 7.9% for grants awarded to all other employees. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
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
Common Stock Repurchase
On April 24, 2013, the Company announced that its Board of Directors authorized an additional $200 million for its common stock share repurchase program. This new authorization is incremental to the existing $600 million program, initially approved in October 2010 and expanded in August 2011 and October 2011. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of August 2, 2013, the Company had repurchased and retired 10,919,493 shares at an average price of $70.68 per share and the Company had $227.8 million remaining to purchase shares as part of its repurchase programs.
Earnings Per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. The Company’s nonvested restricted stock awards and restricted stock units do not have nonforfeitable rights to dividends or dividend equivalents and are not considered participating securities that should be included in the computation of earnings per share under the two-class method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Numerator
Net income	$68,178	$72,336	$201,083	$207,469
Denominator
Weighted average shares outstanding — basic	78,516	79,135	78,636	79,188
Dilutive effect of common shares from stock options and restricted stock units	348	520	571	646
Weighted average shares outstanding — diluted	78,864	79,655	79,207	79,834
Basic net income per share	$0.87	$0.91	$2.56	$2.62
Diluted net income per share	$0.86	$0.91	$2.54	$2.60
An immaterial amount of common shares potentially issuable from stock options for the three and nine months ended June 30, 2013 and 2012, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.
Comprehensive Income
Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains or losses on securities and foreign currency translation adjustments are included in accumulated other comprehensive loss.
Recent Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-2), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-2 requires presentation, either on the face of the financial statements or in the notes, of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. ASU 2013-2 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company will adopt ASU 2013-2 in the first quarter of fiscal 2014 and does not expect the adoption of this standard to have an impact on its consolidated financial statements.
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
The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at June 30, 2013, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2013
Cash equivalents	$26,263	$—	$—	$26,263
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	155,174	—	155,174
Available-for-sale securities — municipal bonds and notes	—	63,861	—	63,861
Available-for-sale securities — U.S. government securities	—	4,998	—	4,998
Available-for-sale securities — U.S. government agency securities	—	129,012	—	129,012
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	230,509	—	230,509
Available-for-sale securities — municipal bonds and notes	—	29,050	—	29,050
Available-for-sale securities — U.S. government securities	—	12,358	—	12,358
Available-for-sale securities — U.S. government agency securities	—	438,366	—	438,366
Available-for-sale securities — auction rate securities	—	—	4,048	4,048
Total	$26,263	$1,063,328	$4,048	$1,093,639

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
Due to the auction failures of the Company’s auction rate securities (ARS) that began in the second quarter of fiscal year 2008, there are still no quoted prices in active markets for similar assets as of June 30, 2013. Therefore, the Company has classified its ARS as level 3 financial assets. The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$4,048	$13,193	$4,750	$13,010
Total gains (losses) realized or unrealized:
Included in other comprehensive income	—	914	(102)	1,097
Settlements	—	(5,000)	(600)	(5,000)
Balance, end of period	$4,048	$9,107	$4,048	$9,107
Unrealized gains (losses) attributable to assets still held as of end of period	—	914	(102)	1,097
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain ARS for which there was a decrease in the observation of market pricing. At June 30, 2013, the values of these securities were estimated primarily using discounted cash flow analysis that incorporated transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at June 30, 2013. Significant fluctuations in any of these inputs in isolation would result in changes in the fair value of the Company’s ARS.
The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three months ended June 30, 2013, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.
3. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

June 30, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$154,949	$274	$(49)	$155,174
Municipal bonds and notes	63,795	71	(5)	63,861
U.S. government securities	4,997	1	—	4,998
U.S. government agency securities	129,008	29	(25)	129,012
	$352,749	$375	$(79)	$353,045

September 30, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,528	$5	$—	$3,533
Corporate bonds and notes	193,548	482	(40)	193,990
Municipal bonds and notes	63,371	61	(10)	63,422
U.S. government agency securities	60,010	15	—	60,025
	$320,457	$563	$(50)	$320,970
Long-term investments consist of the following (in thousands):

June 30, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$231,182	$231	$(904)	$230,509
Municipal bonds and notes	29,049	33	(32)	29,050
Auction rate securities	4,400	—	(352)	4,048
U.S. government securities	12,348	10	—	12,358
U.S. government agency securities	439,537	102	(1,273)	438,366
	$716,516	$376	$(2,561)	$714,331

September 30, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$228,438	$1,063	$(60)	$229,441
Municipal bonds and notes	30,177	138	(8)	30,307
Auction rate securities	5,000	—	(250)	4,750
U.S. government securities	4,983	12	—	4,995
U.S. government agency securities	392,959	389	(38)	393,310
	$661,557	$1,602	$(356)	$662,803

The amortized cost and fair value of fixed maturities at June 30, 2013, by contractual years-to-maturity, are presented below (in thousands):

	Cost or Amortized Cost	Fair Value
One year or less	$352,749	$353,045
Over one year	716,516	714,331
	$1,069,265	$1,067,376
The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2013 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$196,715	$(952)	$7,851	$(1)	$204,566	$(953)
Municipal bonds and notes	14,787	(37)	—	—	14,787	(37)
Auction rate securities	—	—	4,048	(352)	4,048	(352)
U.S. government agency securities	433,541	(1,297)	3,330	(1)	436,871	(1,298)
Total	$645,043	$(2,286)	$15,229	$(354)	$660,272	$(2,640)
The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for the first nine months of fiscal year 2013 were primarily caused by reductions in the values of the ARS due to the illiquid markets.
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
The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of June 30, 2013, there were no investments in its portfolio that were other-than-temporarily impaired.
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
Inventories consist of the following (in thousands):

	June 30, 2013	September 30, 2012
Finished goods	$13,287	$13,565
Raw materials	4,973	3,845
	$18,260	$17,410

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
The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of June 30, 2013 and June 30, 2012 were not material.
Commitments
As of June 30, 2013, the Company’s principal commitments consisted of obligations outstanding under operating leases. The Company leases its facilities under operating leases that expire at various dates through 2023. There have been no material changes in the Company’s principal lease commitments compared to those discussed in the Form 10-K.
The Company currently has arrangements with contract manufacturers and other suppliers for the manufacturing of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless they give notice of order cancellation in advance of applicable lead times. As of June 30, 2013, the Company was committed to purchase approximately $15.9 million of such inventory during the next 30 day period.
Legal Proceedings
The Company is not aware of any pending legal proceedings that, individually or in the aggregate, would have a material adverse effect on the Company’s business, operating results, or financial condition. The Company may in the future be party to litigation arising in the ordinary course of business, including claims that the Company allegedly infringes upon third-party intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.
6. Income Taxes
The effective tax rate was 36.3% and 35.2% for the three months ended June 30, 2013 and 2012, respectively. The effective tax rate was 35.6% and 35.1% for the nine months ended June 30, 2013 and 2012, respectively. The increase in effective tax rate is primarily due to state income taxes.
As of June 30, 2013, the Company has $6.3 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is reasonably possible that the Company’s existing liabilities for unrecognized tax benefits may change within the next twelve months primarily due to the expiration of statutes of limitations. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2009. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2011 for the United Kingdom, 2007 for Japan, 2008 for Singapore, and 2009 for Australia. Within the next four fiscal quarters, the statute of limitations will begin to close on fiscal year 2008 and 2009 state income tax returns, and the fiscal year 2010 federal income tax return.
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
The following presents revenues by geographic region (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Americas:
United States	$198,635	$187,404	$565,883	$539,609
Other	15,471	14,053	51,031	49,287
Total Americas	214,106	201,457	616,914	588,896
EMEA	77,627	74,720	241,415	214,140
Japan	21,846	23,474	61,741	66,623
Asia Pacific	56,723	52,983	165,915	145,029
	$370,302	$352,634	$1,085,985	$1,014,688
Three worldwide distributors of the Company’s products accounted for 13.9%, 15.6%, and 11.2% of total net revenue for the three month period ended June 30, 2013. Three worldwide distributors of the Company’s products accounted for 15.7%, 14.8%, and 11.1% of total net revenue for the nine month period ended June 30, 2013. Two worldwide distributors of the Company’s products accounted for 17.3% and 14.8% of total net revenue for the three month period ended June 30, 2012. Two worldwide distributors accounted for 17.3% and 14.2% of total net revenue for the nine month period ended June 30, 2012. One worldwide distributor accounted for 16.6% of the Company’s accounts receivable as of June 30, 2013. Two worldwide distributors accounted for 11.0% and 13.5% of the Company’s accounts receivable as of June 30, 2012. No other distributors accounted for more than 10% of total net revenue or receivables.
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
Fiscal Year 2013 Acquisition of LineRate Systems, Inc.
On February 11, 2013, the Company acquired all issued and outstanding shares of LineRate Systems, Inc. (LineRate Systems), a privately held Delaware corporation headquartered in Louisville, Colorado for $125.3 million. Direct transaction costs associated with the acquisition were approximately $0.3 million and were expensed in the second quarter of fiscal 2013. LineRate Systems is a developer of software defined network service solutions for packet core operators, and cloud and web service providers. Through this acquisition, the Company gains access to LineRate Systems’ layer 7+ networking services technology, intellectual property, and engineering talent. As a result of the acquisition, the Company acquired all the assets and assumed all the liabilities of LineRate Systems. The results of operations of LineRate Systems have been included in the Company’s consolidated financial statements from the date of acquisition. Pro forma results of operations for this acquisition have not been presented as this transaction is not considered a material acquisition and the effects were not material to the Company’s financial results for the three and nine months ended June 30, 2013.

The purchase price allocation is as follows (in thousands):

Assets acquired
Cash	$82
Current assets	556
Property and equipment, net	415
In-process research and development	29,853
Goodwill	99,560
Total assets acquired	$130,466
Liabilities assumed
Accrued liabilities	$(396)
Deferred tax liabilities, net	(4,763)
Total liabilities assumed	(5,159)
Net assets acquired	$125,307
Of the total estimated purchase price, $29.9 million was allocated to in-process research and development (IPR&D), which consists of existing research and development projects at the time of acquisition. IPR&D acquired from LineRate Systems is included in other assets, net on the balance sheet as of June 30, 2013. IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, this asset will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D project, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence. The Company expects to complete the IPR&D project in 2014, at which point amortization will begin over its estimated useful life of ten years. To determine the fair value of IPR&D, the multi-period excess earnings method under the income approach was used, which included estimates and assumptions provided by LineRate Systems and Company management. The income approach estimates the fair value of an asset based on its earnings and cash flow capacity, which are discounted to present value. A discount rate of 35% was used to value the project based on the implied rate of return of the transaction, adjusted to reflect additional risks inherent in the acquired project. Goodwill generated from this transaction is primarily related to expected synergies, and is not expected to be deductible for federal tax purposes.
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
Overview
We are a global provider of software and hardware solutions and services within an intelligent services framework that help companies efficiently and securely manage the delivery, optimization and security of application and data traffic on networks, and to optimize the performance and utilization of data storage infrastructure and other network resources for their customers, partners, and employees. We market and sell our products primarily through multiple indirect sales channels in the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan; and the Asia Pacific region (APAC). Enterprise customers (Fortune 1000 or Business Week Global 1000 companies) in the technology, telecommunications, financial services, transportation, education, manufacturing and health care industries, along with government customers, continue to make up the largest percentage of our customer base.

Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:

•
Revenues. The majority of our revenues are derived from sales of our application delivery networking (ADN) products including our high end VIPRION chassis and related software modules; BIG-IP Local Traffic Manager, BIG-IP Global Traffic Manager, BIG-IP Link Controller, BIG-IP Application Security Manager, BIG-IP Edge Gateway, BIG-IP WAN Optimization module, BIG-IP Access Policy Manager, WebAccelerator; FirePass SSL VPN appliance; diameter routing agents and signaling delivery controller products; and ARX file virtualization products. We also derive revenues from the sales of services including annual maintenance contracts, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first nine months of fiscal year 2013 was primarily due to net income from operations, with operating activities providing cash of $351.7 million. This increase was partially offset by $150.0 million of cash used to repurchase outstanding common stock under our stock repurchase program in the first nine months of fiscal year 2013. Going forward, we believe the primary driver of cash flows will be net income from operations. On February 11, 2013, we acquired all issued and outstanding shares of LineRate Systems, Inc. (LineRate Systems) for $124.9 million in cash. Capital expenditures for the first nine months of fiscal year 2013 were comprised primarily of information technology infrastructure and equipment purchases to support the growth of our core business activities, and expenses related to the addition and expansion of our worldwide facilities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased in the third quarter of fiscal year 2013 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the third quarter of fiscal year 2013 was 50.

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

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	(in thousands, except percentages)
Net Revenues
Products	$196,746	$207,118	$586,565	$608,837
Services	173,556	145,516	499,420	405,851
Total	$370,302	$352,634	$1,085,985	$1,014,688
Percentage of net revenues
Products	53.1%	58.7%	54.0%	60.0%
Services	46.9	41.3	46.0	40.0
Total	100.0%	100.0%	100.0%	100.0%
Net revenues. Total net revenues increased 5.0% and 7.0% for the three and nine months ended June 30, 2013, respectively, from the same periods in the prior year. Overall revenue growth for the three and nine months ended June 30, 2013 was primarily due to increased service revenues as a result of our increased installed base of products. International revenues represented 46.4% and 47.9% of total net revenues for the three and nine months ended June 30, 2013, respectively, compared to 46.9% and 46.8% for the same periods in the prior year, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
Net product revenues decreased 5.0% and 3.7% for the three and nine months ended June 30, 2013, respectively, from the same periods in the prior year. The decrease in net product revenues for the three and nine months ended June 30, 2013 was primarily due to a decrease of $7.7 million and $18.6 million in sales of our ADN products from the same periods in the prior year, respectively. Sales of our ADN products represented 99.7% and 99.1% of product revenues for the three and nine months ended June 30, 2013, respectively, compared to 98.4% and 98.5% of product revenues for the three and nine months ended June 30, 2012, respectively.
Net service revenues increased 19.3% and 23.1% for the three and nine months ended June 30, 2013, respectively, from the same periods in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.
Avnet Technology Solutions, Ingram Micro, and Westcon, three of our worldwide distributors, accounted for 13.9%, 15.6%, and 11.2% of our total net revenue for the three months ended June 30, 2013, respectively. Avnet Technology Solutions, Ingram Micro, and Westcon accounted for 15.7%, 14.8%, and 11.1% of our total net revenue for the nine months ended June 30, 2013, respectively. Avnet Technology Solutions and Ingram Micro accounted for 17.3% and 14.8% of our total net revenue for the three months ended June 30, 2012, respectively. Avnet Technology Solutions and Ingram Micro accounted for 17.3% and 14.2% of our total net revenue for the nine months ended June 30, 2012, respectively. Ingram Micro accounted for 16.6% of our accounts receivable as of June 30, 2013. Avnet Technology Solutions and Ingram Micro accounted for 11.0% and 13.5% of our accounts receivable as of June 30, 2012. No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$32,350	$34,482	$93,915	$101,350
Services	32,567	25,805	92,189	72,137
Total	64,917	60,287	186,104	173,487
Gross profit	$305,385	$292,347	$899,881	$841,201
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	16.4%	16.6%	16.0%	16.6%
Services	18.8	17.7	18.5	17.8
Total	17.5	17.1	17.1	17.1
Gross profit	82.5%	82.9%	82.9%	82.9%

Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues decreased 6.2% and 7.3% for the three and nine months ended June 30, 2013, respectively, as compared to the same periods in the prior year. The decrease in cost of net product revenues is primarily due to a reduction in the volume of product sales.
Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and nine months ended June 30, 2013, cost of net service revenues as a percentage of net service revenues were 18.8% and 18.5%, compared to 17.7% and 17.8% for the three and nine months ended June 30, 2012, respectively. Professional services headcount at the end of June 2013 increased to 726 from 619 at the end of June 2012. In addition, cost of net service revenues included stock-based compensation expense of $2.7 million and $8.0 million for the three and nine months ended June 30, 2013, respectively, compared to $2.3 million and $6.7 million for the same periods in the prior year, respectively.

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$121,906	$112,064	$363,205	$329,297
Research and development	54,075	46,985	155,150	129,675
General and administrative	25,327	23,298	75,889	67,760
Total	$201,308	$182,347	$594,244	$526,732
Operating expenses (as a percentage of net revenue)
Sales and marketing	32.9%	31.8%	33.4%	32.4%
Research and development	14.6	13.3	14.3	12.8
General and administrative	6.9	6.6	7.0	6.7
Total	54.4%	51.7%	54.7%	51.9%
Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased 8.8% and 10.3% for the three and nine months ended June 30, 2013, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to an increase of $6.4 million and $24.1 million in commissions and personnel costs for the three and nine months ended June 30, 2013, respectively, from the comparable periods in the prior year. The increased commissions and personnel costs were driven primarily by growth in sales and marketing employee headcount for the corresponding periods. Sales and marketing headcount at the end of June 2013 increased to 1,268 from 1,230 at the end of June 2012. Sales and marketing expense included stock-based compensation expense of $10.3 million and $31.5 million for the three and nine months ended June 30, 2013, respectively, compared to $8.5 million and $26.9 million for the same periods in the prior year, respectively.
Research and development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 15.1% and 19.6% for the three and nine months ended June 30, 2013, respectively, from the comparable periods in the prior year. The increase in research and development expense was primarily due to an increase of $5.2 million and $19.1 million in personnel costs for the three and nine months ended June 30, 2013, respectively, from the comparable periods in the prior year. Research and development headcount at the end of June 2013 increased to 862 from 745 at the end of June 2012. Research and development expense included stock-based compensation expense of $9.0 million and $25.0 million for the three and nine months ended June 30, 2013, respectively, compared to $7.5 million and $19.8 million for the same periods in the prior year, respectively. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 8.7% and 12.0% for the three and nine months ended June 30, 2013, respectively, from the comparable periods in the prior year. The increase in general and administrative expense was primarily due to an increase of $1.1 million and $3.8 million in personnel costs for the three and nine months ended June 30, 2013, respectively, from the comparable periods in the prior year. In addition, fees paid to outside consultants for legal, audit and tax services increased $0.4 million and $1.7 million for the three and nine months ended June 30, 2013, respectively, from the comparable periods in the prior year. Stock-based compensation expense was $5.7 million and $16.8 million for the three and nine months ended June 30, 2013, respectively, compared to $4.8 million and $14.4 million for the same periods in the prior year, respectively. General and administrative headcount at the end of June 2013 increased to 328 from 309 at the end of June 2012.

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$104,077	$110,000	$305,637	$314,469
Other income, net	2,874	1,713	6,542	5,002
Income before income taxes	106,951	111,713	312,179	319,471
Provision for income taxes	38,773	39,377	111,096	112,002
Net income	$68,178	$72,336	$201,083	$207,469
Other income and income taxes (as percentage of net revenue)
Income from operations	28.1%	31.2%	28.1%	31.0%
Other income, net	0.8	0.5	0.6	0.5
Income before income taxes	28.9	31.7	28.7	31.5
Provision for income taxes	10.5	11.2	10.2	11.0
Net income	18.4%	20.5%	18.5%	20.5%
Other income, net. Other income, net consists primarily of interest income and foreign currency transaction gains and losses. Other income, net increased 67.8% and 30.8% for the three and nine months ended June 30, 2013, respectively, compared to the same periods in the prior year. The increase in other income, net was primarily due to an increase of $1.2 million and $1.7 million in foreign currency gains for the three and nine months ended June 30, 2013, respectively, from the comparable periods in the prior year.
Provision for income taxes. The effective tax rate was 36.3% and 35.2% for the three months ended June 30, 2013 and 2012, respectively. The effective tax rate was 35.6% and 35.1% for the nine months ended June 30, 2013 and 2012, respectively. The increase in the effective tax rate is primarily due to state income taxes.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at June 30, 2013 and June 30, 2012 were $43.7 million and $43.6 million, respectively.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,265.7 million as of June 30, 2013, compared to $1,195.0 million as of September 30, 2012, representing an increase of $70.7 million. The increase was primarily due to cash provided by operating activities of $351.7 million for the nine months ended June 30, 2013 which was partially offset by cash requirements of $124.9 million for the purchase of LineRate Systems in the second fiscal quarter, and $150.0 million of cash required for the repurchase of outstanding common stock under our stock repurchase program for the nine months ended June 30, 2013. Cash provided by operating activities for the first nine months of fiscal year 2013 resulted from net income of $201.1 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, excluding auction rate securities (ARS), together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.
Cash used in investing activities was $244.1 million for the nine months ended June 30, 2013, compared to cash used in investing activities of $267.1 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions, capital expenditures and changes in restricted cash requirements. The amount of cash used in investing activities for the nine months ended June 30, 2013 was primarily due to the purchase of investments and capital expenditures related to maintaining our operations worldwide, as well as $124.9 million of cash payments to shareholders of LineRate Systems, which was acquired in February 2013, partially offset by the sales and maturity of investments.
Cash used in financing activities was $116.9 million for the nine months ended June 30, 2013, compared to cash used in financing activities of $100.4 million for the same period in the prior year. Our financing activities for the nine months ended June 30, 2013 consisted primarily of cash required for the repurchase of outstanding common stock under our stock repurchase program of $150.0 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $33.1 million.
Obligations and Commitments
As of June 30, 2013, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2023. There have been no material changes in our principal lease commitments compared to those discussed in the Form 10-K.
We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. As of June 30, 2013, we were committed to purchase approximately $15.9 million of such inventory during the next 30 day period.
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

Our success depends on sales and continued innovation of our application delivery networking product lines
For the fiscal year ended September 30, 2012 and the nine months ended June 30, 2013, we derived approximately 98.6% and 99.1% of our net product revenues, respectively, or approximately 58.6% and 53.5% of our total net revenues, respectively, from sales of our application delivery networking (ADN) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability, performance, and security problems for our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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
We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets
Certain of our products are subject to U.S. export controls and may be exported outside the U.S. only with the required level of export license or through an export license exception because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, operating results and financial condition.
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
We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business
We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. These channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our indirect sales channel structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two worldwide distributors of our products accounted for 30.9% of our total net revenue for fiscal year 2012. Two worldwide distributors of our products accounted for 28.8% of our total net revenue for fiscal year 2011. Three worldwide distributors of our products accounted for 41.6% of our total net revenue for the nine months ended June 30, 2013. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
Our operating results are exposed to risks associated with international commerce
As our international sales increase, our operating results become more exposed to international operating risks. These risks include risks related to recessionary economic cycles or protracted slowdowns in economies outside the United States, foreign currency exchange rates, managing foreign sales offices, regulatory, political or economic conditions in specific countries, military conflict or terrorist activities, changes in laws and tariffs, inadequate protection of intellectual property rights in foreign countries, foreign regulatory requirements and natural disasters. We must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer contracts, although to date we generally have not done so. To the extent that we may enter into customer contracts in the future that include non-standard terms related to payment, warranties, or performance obligations, our operating results may be adversely impacted. All of these factors could have a material adverse effect on our business. We intend to continue expanding into international markets. Sales outside of the Americas represented 42.4% and 41.2% of our net revenues for the fiscal years ended September 30, 2012 and 2011, respectively, and 43.2% for the nine months ended June 30, 2013.
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
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of June 30, 2013. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of June 30, 2013, approximately 55% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
At June 30, 2013, the fair value of our AAA/A- (or equivalent) rated municipal ARS was approximately $4.0 million. ARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7, 28 or 35 days. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal ARS will have a material impact on our overall ability to meet our liquidity needs. We have no intent to sell, won’t be required to sell, and believe we will hold these securities until recovery. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $4.4 million (par value) of securities as long-term as of June 30, 2013.
Management believes there have been no other material changes to our quantitative and qualitative disclosures about market risk during the nine month period ended June 30, 2013, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2012.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.
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

The programs can be terminated at any time. As of August 2, 2013, we had repurchased and retired 10,919,493 shares at an average price of $70.68 per share and we had $227.8 million remaining to purchase shares as part of our repurchase programs.
Shares repurchased and retired as of August 2, 2013 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2011 — October 31, 2011	—	$—	—	$366,038
November 1, 2011 — November 30, 2011	179,000	$106.05	179,000	$347,049
December 1, 2011 — December 31, 2011	141,100	$109.69	141,100	$331,566
January 1, 2012 — January 31, 2012	58,706	$121.49	58,706	$324,431
February 1, 2012 — February 29, 2012	227,400	$124.54	227,400	$296,103
March 1, 2012 — March 31, 2012	118,000	$125.72	118,000	$281,263
April 1, 2012 — April 30, 2012	—	$—	—	$281,263
May 1, 2012 — May 31, 2012	332,000	$121.79	332,000	$240,820
June 1, 2012 — June 30, 2012	93,088	$102.64	93,088	$231,263
July 1, 2012 — July 31, 2012	43,500	$91.65	43,500	$227,275
August 1, 2012 — August 31, 2012	237,831	$98.70	237,831	$203,793
September 1, 2012 — September 30, 2012	232,418	$96.91	232,418	$181,263
October 1, 2012 — October 31, 2012	—	$—	—	$181,263
November 1, 2012 — November 30, 2012	322,187	$87.58	322,187	$153,035
December 1, 2012 — December 31, 2012	233,056	$93.39	233,056	$131,263
January 1, 2013 — January 31, 2013	15,000	$105.75	15,000	$129,676
February 1, 2013 — February 28, 2013	237,438	$102.74	237,438	$105,274
March 1, 2013 — March 31, 2013	255,979	$93.77	255,979	$81,263
April 1, 2013 — April 30, 2013	—	$—	—	$281,263
May 1, 2013 — May 31, 2013	380,687	$78.69	380,687	$251,295
June 1, 2013 — June 30, 2013	252,772	$79.22	252,772	$231,264
July 1, 2013 — July 31, 2013	10,000	$87.47	10,000	$230,389
August 1, 2013 — August 2, 2013	30,000	$87.17	30,000	$227,773

Item 6.	Exhibits

Exhibit Number		Exhibit Description

10.40*	—	LineRate Systems, Inc. Third Amended and Restated 2009 Equity Incentive Plan

10.41*	—	LineRate Systems, Inc. Acquisition Equity Incentive Plan

31.1**	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	—	XBRL Instance Document

101.SCH***	—	XBRL Taxonomy Extension Schema Document

101.CAL***	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference from Registration Statement on Form S-8, File No. 333-186765
**	Filed herewith.
***
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of August, 2013.

F5 NETWORKS, INC.

By:	/s/ ANDY REINLAND
Andy Reinland
Executive Vice President,
Chief Financial Officer
(principal financial officer)