Form 10-K
period 2013-09-30
F5 NETWORKS INC
filed 2013-11-22
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 28, 2013, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $6,962,311,879 based on the closing sales price of the Registrant’s Common Stock on the NASDAQ Global Select Market on that date.
As of November 15, 2013, the number of shares of the Registrant’s common stock outstanding was 77,608,639.

DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of this Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the Registrant’s Definitive Proxy Statement for the Annual Shareholders Meeting for fiscal year 2013, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this Report relates.

F5 NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2013

Trademarks and Tradenames
F5, F5 Networks, F5 [DESIGN], F5 Management Pack, BIG-IP, CloudFucious, Data Manager, VIPRION, WA, WAN Optimization Manager, WOM, APM, Application Security Manager, ASM, Local Traffic Manager, LTM, Global Traffic Manager, GTM, IBR, Link Controller, Enterprise Manager, Traffic Management Operating System, TMOS, WANJet, FirePass, WebAccelerator, TrafficShield, iControl, TCP Express, Fast Application Proxy, 3DNS, iRules, iRules on Demand, Packet Velocity, ZoneRunner, OneConnect, AskF5, Intelligent Compression, Transparent Data Reduction, TDR, L7 Rate Shaping, LC, IPv6 Gateway, SSL Acceleration, Fast Cache, iHealth, Intelligent Browser Referencing, Message Security Manager, PSM, MSM, Netcelera, Protocol Security Manager, DEVCENTRAL, DEVCENTRAL [DESIGN], Edge Client, Edge Gateway, EM, IQUERY, Real Traffic Policy Builder, STRONGBOX, SYN Check, Access Policy Manager, Acopia, Acopia Networks, Advanced Client Authentication, Advanced Routing, ARX, Cloud Extender, CMP, DSI, DNS Express, DSC, Edge Portal, iApps, iSession, ScaleN, SuperVIP, UNITY, vCMP, Clustered Multiprocessing, COHESION, ELEVATE, ENGAGE, GUARDIAN, Rosetta Diameter Gateway, Signaling Delivery Controller, SDC, Traffix Diameter Load Balancer, Traffix, Traffix Systems [DESIGN], VAULT, virtual Clustered Multiprocessing, AAM, Application Acceleration Manager, AFM, Advanced Firewall Manager, BIG-IQ, F5 Certified [DESIGN], iCall, LineRate, LineRate Systems [DESIGN], LROS, LineRate Operating System, PEM and Policy Enforcement Manager are trademarks or service marks of F5 Networks, Inc., or its subsidiaries in the U.S. and other countries. Any other trademarks, service marks and/or trade names appearing in this document are the property of their respective owners.
Unless the context otherwise requires, in this Annual Report on Form 10-K, the terms “F5 Networks,” “the Company,” “we,” “us,” and “our” refer to F5 Networks, Inc. and its subsidiaries. Our fiscal year ends on September 30, and fiscal years are referred to by the calendar year in which they end. For example, “fiscal year 2013” and “fiscal 2013” refer to the fiscal year ended September 30, 2013.
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
General
F5 Networks is the leading developer and provider of application delivery services. Our core technology is a full-proxy, programmable, highly-scalable software platform called TMOS (Traffic Management Operating System). Our principal products are Application Delivery Controllers (ADCs).
Introduced in 2004, the TMOS platform currently supports the industry’s broadest array of features and functions designed to ensure that applications delivered over Internet Protocol (IP) networks are secure, fast and available. Our TMOS-based offerings include software products for local and global traffic management, network and application security, access management, web acceleration and a number of other network and application services. These products are available as modules that can run individually or as part of an integrated solution on our high-performance, scalable, purpose-built appliances and chassis-based hardware, or as software-only Virtual Editions designed to run on standard servers and major hypervisors. In conjunction with our management software, the availability of our products as both hardware-based and software-only solutions gives customers the flexibility to create a dynamic control plane infrastructure tailored to the specific demands of private and public clouds as well as traditional data centers.
The core features and functions of TMOS enable our products to inspect and modify the content of IP traffic flows between users and applications and support a broad and growing array of services. iRules, a scripting language based on Tool Command Language (TCL), is a unique feature of TMOS that enables customers and third parties to write customized rules to inspect and modify traffic. TMOS also has an open software interface called iControl, which allows our products to communicate with one another and with third-party products, and a scripting framework called iCall, that lets users define data plane events such as threshold breaches and adjust the behavior of our products accordingly. TMOS is designed to support the addition of new functionality as software modules and to exploit the performance-enhancing features of our purpose-built hardware.
Our hardware products include our BIG-IP family of appliances and our line of scalable VIPRION systems. These purpose-built devices integrate industry-standard components, such as general-purpose processors and FPGA (Field-Programmable Gate Arrays), with components we design ourselves. The architecture of these systems is designed to accelerate and optimize the performance of our software by offloading repetitive, compute-intensive functions such as encryption and compression to specific components, and enabling complex application-layer processing at network speed. Typically deployed in front of web and application servers, our hardware products deliver massive performance and scalability that enable customers to consolidate multiple application services on a single device. This eliminates the need for separate point products, which are often difficult and costly to integrate and manage and reduces the load on servers by offloading functions that might otherwise run on the servers themselves. Offloading functions from servers reduces the number of servers needed to run specific applications, lowers the cost of power and cooling, and drives down operating costs by simplifying the management of servers and applications. In virtual environments, this allows customers to increase the density of virtual servers and reduces the added complexity of managing a dynamic environment.
As information technology infrastructures continue to evolve, there is growing demand for software-only application services that can be deployed in virtual environments next to each instance of an application. For customers who prefer this option, our Virtual Edition (VE) products offer faster throughput than competing products and the broadest array of integrated application services available. We sell individual VE versions of all modules available on our hardware-based solutions which provide the same software services and include all of the features and functions embedded in TMOS. These VE editions run on standard servers and major hypervisors.
While VEs have lower performance than our hardware-based solutions, they give customers the flexibility to deploy a mix of integrated application services as needed, spinning them up and down with each instance of an application, and moving them with the application between traditional data centers and private or public clouds.
In addition to our TMOS-based products, we offer other closely-related products that facilitate, enhance, or extend our application services. BIG-IQ is an intelligent management framework designed to support multiple software modules that simplify the deployment and optimization of our application delivery services. Our Traffix family of Diameter signaling and routing products, acquired in February 2012, offers the most advanced, robust and cost-effective solution for Diameter routing, load balancing and gateway connectivity, enabling service providers to meet the multiple challenges associated with the growth of mobile data. Our ARX storage virtualization products simplify the migration of data between storage devices, the addition of new storage devices, and the distribution of files across tiers of storage, including cloud storage services, that reflect their relative immediacy or importance.
During fiscal 2013, we purchased two small companies whose products and technology will further expand our addressable market. In February 2013 we acquired LineRate Systems, Inc. (LineRate Systems), an early-stage developer of software-defined application services that complement our current offerings. Although not commercially available at present, LineRate Systems’ technology will eventually become an important part of F5’s broad range of initiatives focused on software-defined data centers. In September 2013, we acquired Versafe Ltd. (Versafe), a privately-held company headquartered in Rishon LeZion, Israel, that provides real-time protection for communications between end-user devices and web and mobile applications.
In connection with our products, we offer a broad range of services including consulting, training, installation, maintenance and other technical support services.
F5 Networks was incorporated on February 26, 1996 in the State of Washington. Our headquarters is in Seattle, Washington, and our mailing address is 401 Elliott Avenue West, Seattle, Washington 98119. The telephone number at our executive offices is (206) 272-5555. We have subsidiaries or branch offices in Argentina, Australia, Brazil, the British Virgin Islands, Chile, China, Colombia, France, Germany, Hong Kong, India, Israel, Italy, Japan, Mexico, Netherlands, New Zealand, Russia, Singapore, South Korea, Spain, Taiwan, the United Arab Emirates, and the United Kingdom. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website, www.f5.com, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

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
In recent years, the information technology landscape has changed dramatically as organizations have responded to the slowdown in the global economy by using technologies such as virtualization, software defined networking and the growing availability and sophistication of cloud computing to reduce capital and operating costs and enhance the flexibility and efficiency of their information infrastructures. These efforts are reflected in the ongoing trend toward data center consolidation that includes a reduction in the number and size of data centers, as well as the number and variety of hardware devices. In addition, a growing number of organizations are turning to social networking and other online vehicles to help target customers and compete more effectively in an environment of reduced consumer spending. The rapid growth of social networks such as Facebook and Twitter, coupled with the explosion of mobile devices and applications, has challenged the abilities of content and service providers to keep up with and monetize the growing demand for IP-based services.
Emergence of the Dynamic Data Center
From a broad perspective, the goal of IT organizations is to optimize the secure delivery of applications to users wherever they are and whenever they need them. To achieve these goals, IT organizations are embracing virtualization technologies that enable them to group or partition data center resources to meet user demand and reconfigure these virtual resources easily and quickly as demand changes. The recent surge of interest in Software Defined Networks highlights the latest move to reduce costs, increase the flexibility, and simplify the deployment and management of IT infrastructure through virtualization. Many organizations are also taking advantage of the growing availability of external cloud resources as a flexible, secure and reliable alternative to owning and managing everything themselves. As a result, IT infrastructure has become increasingly dynamic, complex and reliant on IP-based networks for the delivery of applications and data. At the same time, these changes have created new challenges to the security of IP networks and the applications and data accessible over the Internet. With increasing frequency, sophisticated denial of service attacks have exposed a major vulnerability in the security perimeter of corporate networks by overwhelming firewalls and effectively shutting down the networks. In addition, many network-level security threats are directly related to the improper use of the same protocols applications depend on to transmit data over the wire. Intrusion detection and prevention devices, which rely on signature databases of known threats, afford some protection against these types of attack. However, they offer no protection against many of the most common threats, including information leakage, content spoofing, cross-site request forgery or “day zero” attacks designed to exploit a variety of application vulnerabilities.
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
Need to Optimize the Secure Delivery of Applications and Data
With the ongoing evolution and increasing complexity of IT infrastructures, there is a growing need to optimize the secure delivery of applications and data over IP networks. IP-based traffic passing between client devices and servers is divided into discrete packets that travel by multiple routes to their destination where they are reassembled. The disassembly, routing, and reassembly of transmissions are relatively straightforward and require little intelligence. By contrast, managing, inspecting, modifying, redirecting and securing application traffic going to and from servers requires intelligent systems capable of performing a broad array of functions. Broadly speaking, all of those functions are aspects of application delivery.
Application Delivery Controllers, or ADCs, dynamically manage the flow of traffic between users and servers (physical or virtual), making them look like a single resource to the user. In addition they free up resources by offloading common network functions, such as encryption, IPv4/IPv6 translation, compression, authentication, rate-shaping, and a variety of specialized functions, including network and application security services, policy management, and WAN optimization, that would otherwise run on the servers or be coded into applications. Since most large enterprises have hundreds — if not thousands — of servers and applications, it is not practical to replicate these functions on each server or within each virtual instance of an application. Doing so would take up valuable network resources and reduce the number of applications that could run on each server. Maintenance costs would be prohibitive and the net result would be a negative impact on the overall performance of servers and applications. Offloading specific functions onto point solutions can eliminate those problems but introduces a new set of challenges. Using point solutions from multiple vendors can create interoperability issues, and problems that do occur can be difficult to troubleshoot. From a security standpoint, it is also much more difficult to audit traffic passing through multiple devices. Providing a comprehensive set of integrated application delivery services on a single, high-performance device simplifies management of the device and the servers it sits in front of and reduces overall capital and operating costs. In virtual and cloud environments where flexibility is a priority, software-only ADCs provide the same services and many of the benefits associated with hardware-based ADCs.
Although application delivery services are broadly applicable within enterprise and service provider IT infrastructures, the latter face unique challenges as they attempt to modernize and scale their networks to deal with the flood of data generated by smart phones, tablets and other mobile devices. To cope with these challenges, service providers are migrating legacy 2G/3G infrastructures to 4G/LTE networks and Evolved Packet Core (EPC) data centers that require an array of network and application services. Today, most of those services are deployed on separate appliances from different vendors. Apart from the associated capital costs, integrating and managing multiple devices entail significant operating expense, and service providers are actively seeking solutions that will enable them to lower costs and improve reliability and performance by consolidating services and reducing the number of devices. To cope with the dramatic increase in signaling traffic associated with 4G/LTE networks, service providers have also adopted the Diameter signaling protocol as the de facto standard for communication within their evolving data center infrastructure. Diameter signaling solutions offer unprecedented scalability, reliability, and performance on a single, carrier-grade, purpose-built platform.
F5’s Strategy
Our goal is to lead the industry in providing application and network services that ensure the safe, fast and reliable delivery of applications to any user, anywhere, anytime. Those services include availability, security, performance, mobility, and identity. They also include managing and orchestrating resources, as well as coordinating services across multiple data centers and networks. Our products are designed to be strategic points of control in the IT infrastructure that allow business policies to be implemented where information is exchanged. This enables organizations to respond quickly to changing business needs, improve costly and time consuming business processes and develop new sources of revenue through highly differentiated offerings. Key components of our strategy include:
Offering a complete, integrated application delivery product suite.
Since the introduction of TMOS, we have developed TMOS-based versions of our own legacy products, such as Local Traffic Manager (LTM), Global Traffic Manager (GTM) and Link Controller; new products, such as Advanced Firewall Manager (AFM), Carrier Grade Network Address Translation (CGNAT) and Policy Enforcement Manager (PEM), that leverage the unique performance characteristics of our hardware and software architecture; and products that incorporate acquired technology, including Application Security Manager (ASM), Application Acceleration Manager (AAM), Application Policy Manager (APM) and Edge Gateway. All of these products are currently available as integrated software modules on our BIG-IP and VIPRION hardware or as Virtual Editions that run on any standard server or hypervisor. We believe this approach sharply differentiates our products from our competitors’ offerings and provides customers with an expanding array of integrated application delivery solutions that can be customized to meet their specific needs.
Investing in technology to meet evolving customer needs.
We continue to invest in research and development to provide our customers with comprehensive, integrated application delivery services. Our product development efforts leverage the unique attributes of our TMOS platform to deliver new features and functions that address the complex, changing needs of our customers. Although the bulk of our investment is software development, concurrent development of tightly integrated, high-performance hardware is a key part of our investment strategy. We also look for opportunities to acquire technologies that will enable us to broaden the scope of our offerings and expand into adjacent markets.
Expanding our addressable market.
Since the introduction of TMOS, we have continually expanded our addressable market and the definition of application delivery through the acquisition and development of new technology. In 2003, for example, we entered the market for secure remote access through the acquisition of uRoam, Inc. and its FirePass SSL VPN technology that has become the core of our current APM offering. The following year we entered the web application firewall market with the acquisition of Magnifire Websystems, Inc. and its TrafficShield security appliance, which became the foundation of our Application Security Manager

(ASM). By leveraging the programmability, full proxy capabilities, and built-in security features of TMOS, customers were also able to exploit the performance and scalability of our products and deploy them as ICSA-certified network firewalls. In March 2013, we introduced Advanced Firewall Manager (AFM), a new software module that simplifies the deployment and management of our products as network firewalls, and BIG-IQ Security, a management framework that lets customers administer policies and manage AFM across all of their F5 products. In September 2013, we continued to expand our security solution with the acquisition of Versafe, a provider of web anti-fraud, anti-phishing, and anti-malware solutions. While each of these products addresses a different segment of the broader security market, they are all integral components of our comprehensive Application Delivery Firewall offering and tightly integrated with LTM and the other features and functions available on our products. As a result of this strategy and our development and acquisition of technology in other related markets such as WAN optimization, Java Script programming, and Diameter signaling and routing, we believe our current addressable market is significantly larger than the ADC market as industry analysts have traditionally defined it.
Continuing to build and expand relationships with strategic technology partners.
To enhance our competitiveness in large accounts, we have developed strategic technology partnerships with enterprise software vendors, such as Microsoft, Oracle, VMware and others, who have an established presence in those accounts. By taking advantage of iControl, our open application programming interface, and iCall, a scripting framework that provides the ability to define data plane events such as threshold breaches and adjust the behavior of our products accordingly, these vendors can equip their applications to control our products in the network, enhancing overall application performance. In return, they provide us significant leverage in the selling process by recommending our products to their customers. We have also worked closely with several of these vendors to develop configurations of our products, called iApps, that are specifically designed to simplify deployment and optimize the performance of their applications. These solutions are available as templates which allow quick and easy configuration of our products for specific applications. We plan to continue building on our existing relationships and to extend our competitive edge by developing new strategic partnerships with other technology leaders, including providers of Software Defined Networking, Cloud and Management and Orchestration solutions.
Leveraging DevCentral, our online community of network architects and developers.
Customization of our TMOS-based products using iRules and our LineRate technology with node.js enhances their “stickiness” by allowing customers to solve problems in both their applications and their networks that would be difficult if not impossible to solve by other means. To promote the use of iRules and node.js, we host an online community, DevCentral, where network architects and developers can discuss and share the ways in which they use iRules and node.js to solve problems and enhance the security, performance and availability of applications. A corollary benefit is that many of the iRules solutions posted by DevCentral participants have become standard features in new releases of TMOS. DevCentral also provides a valuable window into our customers’ constantly evolving needs.
F5 Solutions
Our integrated family of TMOS-based network and application services are software products that run on purpose-built hardware and are also available as virtual (software-only) editions or VEs. These products function as strategic points of control in IP networks, inspecting, modifying and directing traffic to optimize the security, availability and delivery of applications and data to any user, anywhere. Our LineRate technology supports similar functionality in software-only solutions designed to meet the specialized needs of software-defined data centers. Our Traffix Diameter signaling and routing devices address the complex needs of service providers by enabling fast, reliable communications among the elements of their legacy infrastructures and their evolving packet-based 4G/LTE networks and data centers. We believe our products offer the most intelligent services and advanced functionality in the marketplace along with performance and flexibility that enable organizations to simplify management of their IP networks and data center operations by integrating disparate resources to reduce operating costs, enhance productivity and improve service to employees, customers and partners.
Application Delivery
Since 2004 we have expanded the breadth of features and functionality we offer well beyond the scope of application delivery networking as it has been traditionally defined. Today, we also offer solutions that include application security, secure remote access, firewall protection, WAN optimization, access policy management, carrier grade NAT, Diameter signaling policy enforcement, and fraud detection, opening up large opportunities in several adjacent markets. Many of the features and functions that differentiate our products are built into TMOS, our full-proxy operating system. Others are available as software modules that run on TMOS or as TMOS-based VEs.

Software
The core of our application delivery technology is TMOS, our Traffic Management Operating System, introduced in September 2004. The full-proxy characteristics of the TMOS architecture enable our products to intercept, inspect and act on the contents of traffic from virtually every type of IP-enabled application. In addition, the modularity of the TMOS architecture allows us to deliver tightly integrated solutions that secure, optimize and ensure the availability of applications and the networks they run on.
Traffic Management Operating System (TMOS)
Since TMOS was launched, we have added hundreds of new features designed to interpret and act on specific content in the traffic passing between users and applications. TMOS includes several features and functions that are unique to our products:

•
iApps is a set of portable, customizable, reusable templates that enable the rapid and predictable deployment of our products in front of dozens of applications from vendors including Microsoft, Oracle, VMware, Citrix, BEA, and SAP. iApps also allows customers and partners to create templates that simplify the deployment and provisioning of their own applications.

•
iCall is a control plane scripting framework that provides the ability to define data plane events such as threshold breaches and adjust the behavior of our products accordingly. iCall enables administrators to react to specified data plane events by executing services on the management plane. It can also be used periodically to manage backups or repopulate DNS, or to provide regularly scheduled services such as configuration audits.

•	ScaleN is a set of three unique capabilities that enhance the flexibility of our products:

•	Clustered Multiprocessing (CMP) allows customers to cluster and aggregate multiple VEs and processors (cores) within BIG-IP appliances or VIPRION chassis products.

•
Virtual Clustered Multiprocessing (vCMP) enables the creation of separate virtual ADCs within an appliance or chassis, each running a separate instance of TMOS with a different configuration and assigned to a different application.

•
Device Service Clustering (DSC) gives customers the ability to group devices and services across an array of ADCs (BIG-IP appliances, VIPRION chassis, or Virtual Editions). Devices can be added to or removed from a DSC without disrupting application services, and application services can be independently managed within the cluster.

TMOS also includes a number of new security features that enhance the ability of our products to protect and hide networks and applications from denial of service attacks and other types of security threats. Other enhancements include gateway support for software defined networks (SDN) -- both VXLAN and NVGRE -- symmetrical and asymmetrical application acceleration, subscriber and application aware enforcement for service providers, management and orchestration of multiple devices, and improved visibility that allows customers to monitor and record the performance of applications and users.
Product Modules
In addition to the features and functions embedded in TMOS, we offer a family of integrated software solutions that cover a broad range of application-aware network functions from load-balancing to security. Depending on a number of factors, including the hardware platform they have purchased, the application they are running, and their performance and security requirements, customers may purchase one or more of these modules in addition to Local Traffic Manager (LTM), which is included with every hardware product. The following software modules are currently available on all BIG-IP and VIPRION products except BIG-IP 2000:

•
Local Traffic Manager (LTM): LTM, which provides intelligent load-balancing and traffic management, is standard on all BIG-IP appliances and VIPRION chassis-based systems. As a strategic point of control between applications and users, LTM manages the flow and distribution of all traffic passing through our products, ensuring that applications are secure, fast and available.

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

•
Advanced Firewall Manager (AFM): AFM is a high-performance, stateful, full-proxy network firewall designed to guard data centers against incoming threats that enter the network on the most widely deployed protocols-including HTTP/S, SMTP, DNS, and FTP. By aligning firewall policies with the applications they protect, AFM streamlines application deployment, security, and monitoring.

•
Application Security Manager (ASM): ASM is an application firewall that provides comprehensive, proactive, application-layer protection against both generalized and targeted attacks. Combining a positive security model (“deny all unless allowed”) with signature-based detection, ASM can prevent “day-zero” attacks in addition to known security threats.

•
Access Policy Manager (APM): APM provides secure, granular, context-aware access to networks and applications while simplifying authentication, authorization, and accounting (AAA) management. Our endpoint security service validates client devices, including personal devices used by employees to access corporate applications and data, to protect organizations from viruses or malware infections, accidental data loss, and rogue device access. This allows users to apply repeatable access policies across many devices, networks, applications and servers with centralized visibility of their authorization infrastructure.

•
Application Acceleration Manager (AAM): AAM combines the application delivery features previously available in WAN Optimization Manager (WOM) and WebAccelerator. AAM overcomes network, protocol, and application issues to help meet application performance, data replication, and disaster recovery requirements presented by cloud, mobile applications, and video distribution, decreasing the need for additional bandwidth and hardware and giving users fast access to applications.

•
Carrier-Grade Network Address Translation (CGNAT): CGNAT offers a broad set of tools that enables service providers to successfully migrate to IPv6 while continuing to support and interoperate with existing IPv4 devices and content. BIG-IP CGNAT offers service providers tunneling solutions with Dual-Stack Lite capabilities as well as native network address translation solutions such as NAT44 and NAT64. It provides carrier-grade scalability by offering a very high number of IP address translations, very fast NAT translation setup rates, high throughput, and high-speed logging.

•
Policy Enforcement Manager (PEM): PEM offers service providers a comprehensive set of traffic classification capabilities to accurately identify the specific applications and services subscribers are using and how they’re using them. This information allows them to steer application and subscriber traffic to the most appropriate value-added services (such as web caching, video optimization, or parental control) and reduce the burden on other services. PEM also provides deep reporting, enabling service providers to build tailored services and packages based on subscribers’ application usage and traffic classification.

Virtual ADCs
All of our product modules are also available as software-only Virtual Editions (VEs), designed to run on standard servers and major hypervisors. Production VEs are deployed in public and private clouds and supplement our hardware products in hybrid environments. Trial versions give our customers a cost-effective way to test and configure our products and help determine which systems and modules will best meet their specific needs in production environments.
Software as a Service
Our newest security offerings, WebSafe and MobileSafe, were acquired in September 2013 with the purchase of Versafe, a developer of fraud detection and prevention software sold to customers on a subscription basis. Using iRules, Versafe code is injected transparently into traffic between applications and clients, protecting organizations and their end users from a full range of malware and online threats, on all devices, without any impact to the user experience. As their names imply, WebSafe helps organizations identify and protect against all web-based threat types, and MobileSafe protects against advanced threats targeting the mobile user.
Hardware
All of our purpose-built hardware products are designed to enhance the performance of our software. Currently we offer two types of hardware configurations: BIG-IP appliances; and our chassis-based VIPRION products. Both BIG-IP and VIPRION run TMOS and support all of our product software modules. We also sell specialty appliances that integrate specific software services and are only available as standalone products.

Data sheets for all of our hardware platforms are available in the products section of our website.
BIG-IP Appliances
Products in our family of BIG-IP Application Delivery Controllers differ primarily in their performance characteristics resulting from the hardware components and configurations that make up each system. Over the course of the past year we have revamped our entire family of BIG-IP appliances. The new line is comprised of the BIG-IP 2000 series, BIG-IP 4000 series, BIG-IP 5000 series, BIG-IP 7000 series and BIG-IP 10000 series.
VIPRION Chassis-Based Systems
Currently we offer three chassis-based systems: VIPRION 4800, VIPRION 4480 and VIPRION 2400. VIPRION’s unique architecture distributes traffic across all available processors and allows customers to add or remove blades without disrupting traffic. It also helps customers simplify their networks by consolidating ADCs, saving management costs as well as power, space, and cooling in the datacenter.

•
VIPRION 4800: With slots for up to 8 blades and the capability to host up to 48 vCMP instances, VIPRION 4800 is designed to meet the needs of the largest service providers, enterprises, and web-based businesses, delivering massive performance and scalability and enabling the consolidation of multiple application delivery services on a single footprint.

•
VIPRION 4480: NEBS certified and designed with carrier-grade reliability in mind, the 4-slot VIPRION 4480 is equipped with the same high-performance blades as VIPRION 4800 and can support up to 24 vCMP instances.

•
VIPRION 2400: Designed for midsize to large enterprises, VIPRION 2400 combines affordability and scalability in a 4-slot chassis that gives customers the flexibility to add performance on demand while managing cost. A fully-loaded VIPRION 2400 chassis can deliver 160 Gbps throughput and support up to 16 vCMP instances.

VIPRION products support all the features, functions and capabilities of TMOS, including clustered multiprocessing (CMP), virtual clustered multiprocessing (vCMP), and device service clustering (DSC).
Specialty Appliances

•
Access Policy Manager (APM), which is available as a software module on our BIG-IP and VIPRION platforms, is also available as a standalone appliance. BIG-IP APM 2000 is a flexible, high-performance access and security solution that provides unified global access to business-critical applications and networks. APM consolidates remote access, mobile application and device management, web access management, VDI, and other resources in a single policy control point that provides easy-to-manage access policies. APM is also the first remote access solution to deliver full support for both IPv4 and IPv6.

•
BIG-IP Edge Gateway is an advanced remote access product that provides context-aware, policy controlled, secure remote access to applications at LAN speed. Edge Gateway integrates our SSL VPN remote access technology with application acceleration and optimization services at the edge of the network, giving customers remote access, access control, site-to-site security, and application acceleration on one efficient, scalable, cost-effective platform. An optional endpoint security service validates client devices with policy to protect organizations from viruses or malware infections, accidental data loss, and rogue device access. Edge Gateway is available as a standalone solution across our BIG-IP platforms.

•
Traffix Signaling Delivery Controller: The Diameter signaling protocol is a de facto standard adopted by service providers to deal with the massive increase in signaling traffic that has accompanied the mobile industry’s transition to 4G/LTE networks. The Traffix Signaling Delivery Controller (SDC) is a single software platform consolidating Traffix’s widely deployed Diameter Gateway, Diameter Load Balancer and Diameter Router solutions to deliver cost-effective connectivity, scalability and control to service providers migrating from legacy infrastructures to LTE and IMS networks. Traffix SDC solutions include interoperability of legacy and next-generation networks, mobile and fixed elements, and all third-party vendors.

Management and Orchestration

•
Enterprise Manager 4000 provides a single, centralized management console for our application delivery services. Enterprise Manager allows customers with dozens or hundreds of our products to discover and view those products in a single window, and to upgrade or modify those products simultaneously. This lowers the cost and simplifies the task of deploying, managing and maintaining our products and reduces the likelihood of error when blanket changes are implemented.

•
BIG-IQ is an intelligent management framework that simplifies the process of deploying and optimizing our application delivery services. Analogous to TMOS, BIG-IQ is a software platform designed to support multiple management modules. Currently we offer two BIG-IQ modules:

◦
BIG-IQ Cloud automates and orchestrates the deployment of application delivery services on F5 products across traditional data centers or public, private, and hybrid cloud infrastructures, enabling customers to deploy and manage application delivery services in a fast, consistent, and repeatable manner, regardless of the underlying infrastructure.

◦
BIG-IQ Security consolidates firewall policy management across multiple Advanced Firewall Manager (AFM) devices, reducing IT overhead and increasing operational scalability by letting customers create new firewall policies, modify existing policies, push policy changes to selected firewall devices and monitor the effectiveness of each device from a single point of control.

Data Solutions
Our ARX product family is a series of high performance, enterprise-class, intelligent file virtualization devices that simplify the management of file storage environments and lower total storage costs by automating data management tasks and eliminating the disruption associated with storage management operations. We also offer ARX Cloud Extender, a software solution that works in concert with the automated storage tiering capabilities of ARX to extend the file storage infrastructure seamlessly from the data center to the cloud.
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
Our principal software engineering team is located in our headquarters in Seattle, Washington. Product development for APM, PEM and AAM is located in San Jose, California. ASM, Traffix SDC and Versafe product development is located in Tel Aviv, Israel. ARX product development is in Lowell, Massachusetts. Our hardware engineering team is located in Spokane, Washington. In addition, we maintain a dedicated facility for product testing and quality control in Tomsk, Russia. Members of all our product development teams collaborate closely with one another to ensure the interoperability and performance of our hardware and software systems.
During the fiscal years ended September 30, 2013, 2012 and 2011, we had research and product development expenses of $209.6 million, $177.4 million, and $138.9 million, respectively.
Customers
Our customers include a wide variety of enterprise and service providers among Fortune 1000 and Business Week Global 1000 companies, including those in technology, telecommunications, financial services, transportation, education, manufacturing and healthcare, along with government customers. In fiscal year 2013, sales outside of the Americas represented 42.5% of our net revenues. Refer to Note 10 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our revenues by geographic area.
Sales and Marketing
Sales
We sell our products and services to large enterprise customers and service providers through a variety of channels, including distributors, value-added resellers (VARs) and systems integrators. A substantial amount of our revenue for fiscal year 2013 was derived from these channel sales. Our sales teams work closely with our channel partners and also sell our products and services directly to major accounts.
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
Distributors and VARs. As a key component of our sales strategy, we have established relationships with a number of large national and international distributors, local and specialized distributors and VARs. We derive a majority of our product sales from VARs and rely on our large distributors primarily for fulfillment.
Our agreements with these channel partners are not exclusive and do not prevent them from selling competitive products. These agreements typically have terms of one year with no obligation to renew, and typically do not provide for exclusive sales territories or minimum purchase requirements.
For fiscal year 2013, sales to three of our worldwide distributors, Avnet Technology Solutions, Ingram Micro, Inc. and Westcon Group, Inc. represented 16.6%, 15.7% and 11.8% of our total revenues, respectively. Our agreements with these distributors are standard, non-exclusive distribution agreements that renew automatically on an annual basis and generally can be terminated by either party with 30 days written notice prior to the start of any renewal term. The agreements grant Avnet Technology Solutions, Ingram Micro, Inc. and Westcon Group, Inc. the right to distribute our products to resellers in North America and certain other territories internationally, with no minimum purchase requirements.
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
Resellers and Technology Partners. Historically, our ability to compete with much larger companies such as Cisco Systems has been strengthened through partnerships with large systems vendors such as Dell and Hewlett-Packard, who resell our products, and through technology partnerships with large software vendors such as Microsoft, Oracle and VMware, who recommend our products to their customers. Management of these relationships is the responsibility of our business development team, a component of our sales organization, which closely monitors technology companies in adjacent and complementary markets for opportunities to partner with those whose solutions are complementary to ours and could enable us to expand our addressable market.
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
To support the growing number of developers using our products, including network and application architects, we continue to promote and expand DevCentral, our on-line community website that provides technical resources to customers, prospects and partners wanting to extend and optimize F5 solutions using iRules and iCall. A key aspect of DevCentral is an on-line forum where developers as well as application and network architects discuss and share solutions they have written with iRules and iCall. At the end of fiscal year 2013, DevCentral had more than 134,000 registered members.
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
Backlog
At the end of fiscal years 2013 and 2012, we had product backlog of approximately $57.9 million and $38.8 million, respectively. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers or product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be cancelled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.

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
Certain sub-assembly and testing processes of our ADC products are performed at Flextronics' facility in ZhuHai, China. The majority of our sub-assemblies are shipped to Flextronics' Milpitas, California plant for configuration and final testing and eventual distribution to our end users. We also have capabilities to complete configuration and final testing of some of our products in Flextronics' ZhuHai, China plant for distribution to APAC end users.

Competition
The expanding capabilities of our product offerings have enabled us to address a growing array of market opportunities, many of which are outside the bounds of the application delivery networking market as defined and measured by industry analysts such as Gartner Group, Dell’Oro and others. In addition to server load-balancing and other functions normally associated with application delivery, our suite of integrated product modules has expanded our addressable market into security, WAN optimization, application acceleration, policy management, and Diameter signaling, where we compete with a growing number of companies not included among traditional ADC vendors. The ability to create custom network services using iRules and iCall has also enabled us, our customers, and our partners to design solutions to problems for which there is no off-the-shelf solution. As a result, we believe the traditional definitions of our market do not encompass all of the features, functions and capabilities of our products or accurately represent the addressable market for those products.
Within the more narrowly defined traditional ADC market, several companies sell server load-balancing products. These include Brocade Communications Systems, Inc., Citrix Systems, Inc., Radware Ltd., and a number of smaller competitors: A10 Networks, Array Networks, Inc., Barracuda Networks, Inc., and Riverbed Technology.
In related ADC markets we compete with the following:

•	Cisco, Juniper Networks and Checkpoint Systems, in the network firewall market;

•	Cisco and Juniper in the secure remote access market;

•	Imperva and Citrix in the web application firewall market;

•	Cisco, Juniper and A10 in Carrier Grade NAT;

•	Procera, Allot, Sandvine and other DPI vendors with our PEM offerings;

•	Riverbed Technology and Silver Peak Systems in the WAN optimization and application acceleration market; and

•	Oracle via the acquisition of Tekelec and Acme Packet in the Diameter signaling market.
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
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have obtained 176 patents in the United States, 13 foreign patents and have applications pending for various aspects of our technology. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.
In addition to our own proprietary software, we incorporate software licensed from several third-party sources into our products. These are generally term licenses which may renew annually and that generally provide for certain rights and licenses to support our customers post termination. While we may not be able to renew certain of these licenses in the future, we believe that alternative technologies for these licenses are available both domestically and internationally.
Employees
As of September 30, 2013, we had 3,356 full-time employees, including 920 in product development, 1,319 in sales and marketing, 770 in professional services and technical support and 347 in accounting and finance, administration and operations. None of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Executive Officers of the Registrant
The following table sets forth certain information with respect to our executive officers as of November 22, 2013:

Name	Age	Position
John McAdam	62	President, Chief Executive Officer and Director
Edward J. Eames	55	Executive Vice President of Business Operations
David Feringa	51	Executive Vice President of Worldwide Sales
Andy Reinland	49	Executive Vice President and Chief Financial Officer
Manuel F. Rivelo	49	Executive Vice President, Strategic Solutions
Karl Triebes	46	Executive Vice President of Product Development and Chief Technical Officer
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
Andy Reinland has served as our Executive Vice President and Chief Financial Officer since October 2012. For SEC reporting purposes, Mr. Reinland is the principal financial officer. From October 2005 to October 2012, Mr. Reinland served as our Executive Vice President and Chief Finance Officer. Mr. Reinland joined F5 in 1998 as a senior financial analyst and served as our Vice President of Finance from January 2004 to October 2005. Prior to joining F5, Mr. Reinland was Chief Financial Officer for RTIME, Inc., a developer of real-time 3D software for Internet applications, which was acquired by Sony. Mr. Reinland started his career in public accounting. Mr. Reinland holds a B.A. in Business from Washington State University.
Manuel F. Rivelo has served as Executive Vice President of Strategic Solutions at F5 Networks since October 2011. Mr. Rivelo is responsible for the Company's Product Management, Marketing, Business and Corporate Development. Prior to joining F5, Mr. Rivelo served as Senior Vice President — Engineering Operations and Systems for Cisco Systems, Inc. During his 19-year career at Cisco, Rivelo was a member of the Cisco Development Counsel, the senior leadership team of the Cisco Development Organization. While at Cisco, he also served as head of the worldwide systems engineering organization. His managerial career spans over 25 years in product engineering, strategic planning, business operations, field engineering sales and IT. Rivelo serves on the Board of Directors of Apollo Group, Inc., one of the world’s largest private education providers. He holds a bachelor’s and master’s degree in Electrical Engineering from the Stevens Institute of Technology.
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
Our stock price could be volatile, particularly during times of economic uncertainty and volatility in domestic and international stock markets
Our stock price has been volatile and has fluctuated significantly in the past. The trading price of our stock is likely to continue to be volatile and subject to fluctuations in the future. Some of the factors that could significantly affect the market price of our stock include:

•	Actual or anticipated variations in operating and financial results

•	Analyst reports or recommendations

•	Rumors, announcements or press articles regarding our competitors’ operations, management, organization, financial condition or financial statements and

•	Other events or factors, many of which are beyond our control.
The stock market in general and the market for technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to operating performance. The fluctuations may continue in the future and this could significantly impact the value of our stock and your investment.
Our business could be adversely impacted by conditions affecting the information technology market
A substantial portion of our business depends on the demand for information technology by large enterprise customers and service providers, the overall economic health of our current and prospective customers and the continued growth and evolution of the Internet. international, national, regional and local economic conditions, such as recessionary economic cycles, protracted economic slowdown or further deterioration of the economy could adversely impact demand for our products. Demand for our products and services depends substantially upon the general demand for application delivery products and associated services, which fluctuates based on numerous factors, including capital spending levels and growth of our current and prospective customers, as well as general economic conditions. Moreover, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Future economic projections for the information technology sector are uncertain as companies continue to reassess their spending for technology projects and embrace new models for delivery of IT services. As are result, spending priorities for our current and future customers may vary and demand for our products and services may be impacted. Fluctuations in the demand for our products and services could have a material adverse effect on our business, results of operations and financial condition.

Industry consolidation may result in increased competition
Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they had previously offered. Additionally, as IT companies attempt to strengthen or maintain their market positions in the evolving application delivery, mobility, cloud networking and cloud platform markets, these companies continue to seek to deliver comprehensive IT solutions to end users and combine enterprise-level hardware and software solutions that may compete with our solutions. These consolidators or potential consolidators may have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and services. The companies resulting from these possible combinations may create more compelling product and service offerings and be able to offer greater pricing flexibility or sales and marketing support for such offerings than we can. These heightened competitive pressures could result in a loss of customers or a reduction in our revenues or revenue growth rates, all of which could adversely affect our business, results of operations and financial condition.
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
The markets for our products and services are characterized by:

•	rapid technological change;

•	evolving industry standards;

•	fluctuations in customer demand;

•	changes in customer requirements; and

•	frequent new product and service introductions and enhancements.
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
Our success depends on sales and continued innovation of our application delivery networking product lines
For the fiscal year ended September 30, 2013, we derived approximately 99.3% of our net product revenues, or approximately 53.5% of our total net revenues, from sales of our application delivery networking (ADN) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability, performance and security problems for our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
We may not be able to compete effectively in the emerging application delivery networking and file virtualization markets
The markets we serve are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors in the application delivery networking market include Brocade Communications Systems, Inc., Cisco Systems, Inc., Citrix Systems, Inc., Radware Ltd. and A10 Networks. In related ADC markets, we compete with the following:

•	Cisco, Juniper Networks and Checkpoint Systems, in the network firewall market;

•	Cisco and Juniper in the secure remote access market;

•	Imperva and Citrix in the web application firewall market;

•	Cisco, Juniper and A10 in Carrier Grade NAT;

•	Procera, Allot, Sandvine and other DPI vendors with our PEM offerings;

•	Riverbed Technology and Silver Peak Systems in the WAN optimization and application acceleration market; and

•	Oracle via the acquisition of Tekelec and Acme Packet in the Diameter signaling market.
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

We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business
We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. These channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our indirect sales channel structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, three worldwide distributors of our products accounted for 44.1% of our total net revenue for fiscal year 2013. Two worldwide distributors of our products accounted for 30.9% of our total net revenue for fiscal year 2012. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
Our operating results are exposed to risks associated with international commerce
As our international sales increase, our operating results become more exposed to international operating risks. Additionally, our international sales and operations are subject to a number of risks, including the following:

•	greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;

•	the uncertainty of protection for intellectual property rights in some countries;

•	greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

•	risks associated with trade restrictions and foreign legal requirements, including the importation, certification, and localization of our products required in foreign countries;

•
greater risk of a failure of foreign employees, partners, distributors, and resellers to comply with both U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act, and any trade regulations ensuring fair trade practices;

•
heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;

•	increased expenses incurred in establishing and maintaining office space and equipment for our international operations;

•	greater difficulty in recruiting local experienced personnel, and the costs and expenses associated with such activities;

•	management communication and integration problems resulting from cultural and geographic dispersion;

•	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business;

•	economic uncertainty around the world, including continued economic uncertainty as a result of sovereign debt issues in Europe; and

•	general economic and political conditions in these foreign markets.
We must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer contracts. We intend to continue expanding into international markets. Sales outside of the Americas represented 42.5% and 42.4% of our net revenues for the fiscal years ended September 30, 2013 and 2012, respectively.
These factors and other factors could harm our ability to gain future international revenues and, consequently, materially impact our business, operating results, and financial condition. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to successfully manage our international operations and the associated risks effectively could limit the future growth of our business.
A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks
Sales to U.S. and foreign, federal, state, and local governmental agency end-customers account for a significant portion of our revenues and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. The substantial majority of our sales to date to government entities have been made indirectly through our channel partners. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the federal government sector until we have attained the revised certification. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services. Government entities may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future operating results. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products and services, a reduction of revenue or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our operating results in a material way. Finally, for purchases by the U.S. government, the government may require certain products to be manufactured in the United States and other relatively high cost manufacturing locations, and we may not manufacture all products in locations that meet the requirements of the U.S. government, affecting our ability to sell these products to the U.S. government.
Our failure to adequately protect personal information could have a material adverse effect on our business
A wide variety of local, state, national, and international laws, directives and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance, and business. Changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data.
Misuse of our products could harm our reputation
Our products may be misused by end-customers or third parties that obtain access to our products. For example, our products could be used to censor private access to certain information on the Internet. Such use of our products for censorship could result in negative publicity and damage to our reputation. In addition, as many of our products are subject to export control regulations, diversion of our products to restricted third parties by others could result in investigations, penalties, fines, trade restrictions and negative publicity that could damage our reputation and materially impact our business, operating results, and financial condition.
Changes in governmental regulations could negatively affect our revenues
Many of our products are subject to various regulations promulgated by the United States and various foreign governments including, but not limited to, environmental regulations and regulations implementing export license requirements and restrictions on the import or export of some technologies, especially encryption technology. Changes in governmental regulation and our inability or failure to obtain required approvals, permits or registrations could harm our international and domestic sales and adversely affect our revenues, business and operations.
New regulations related to conflict minerals may force us to incur additional expenses and could limit the supply and increase the costs of certain metals and minerals used in the manufacturing of our products
In August 2012, the SEC adopted new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (or the Dodd-Frank Act) for companies that use certain minerals and derivative metals (referred to as conflict minerals, regardless of their country of origin) in their products, whether or not these products are manufactured by third parties.  These new requirements will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or adjoining countries.  The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals or metals used in the manufacture of our products and the numerous components that go into our products all of which could adversely affect our business, financial condition, and operating results.   In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any relevant minerals and metals used in our products. We have a complex supply chain and many components are sourced through our contract manufacturer and we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement. We may also face difficulties in satisfying customers who require that all of the components of our products be certified as conflict mineral free.

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
Our success depends on our key personnel and our ability to hire, retain and motivate qualified sales and marketing, operations, product development and professional services personnel
Our success depends, in large part, on our ability to attract, engage, retain, and integrate qualified executives and other key employees throughout all areas of our business. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. If we do not obtain the stockholder approval needed to continue granting equity compensation in a competitive manner, our ability to attract, retain, and motivate executives and key employees could be weakened. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations. The complexity of our application delivery networking products and their integration into existing networks and ongoing support, as well as the sophistication of our sales and marketing effort, requires us to retain highly trained developers, professional services, customer support and sales personnel. Competition for qualified developers, professional services, customer support and sales personnel in our industry is intense because of the limited number of people available with the necessary technical skills and understanding of our products. Our ability to hire and retain these personnel may be adversely affected by volatility or reductions in the price of our common stock, since these employees are generally granted restricted stock units. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring qualified personnel may harm our business and results of operations.

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
We lease our principal administrative, sales, marketing, research and development facilities, which are located in Seattle, Washington and consist of approximately 300,000 square feet. In April 2010, we amended and restated the lease agreement for the three buildings that serve as our corporate headquarters. The lease commenced in April, July and August of 2010 for various sections of the first building; and August 2010 for the second and third buildings. The lease for all three buildings will expire in 2022 with an option for renewal. In October 2006, we entered into an agreement to lease a building adjacent to the three buildings that serve as our corporate headquarters. This lease will expire in 2018. We are currently subleasing all floors of this building to two subtenants. Both subleases will expire in 2018.
We believe that our existing properties are in good condition and suitable for the conduct of our business. We also lease office space for our product development personnel in Spokane, Washington and Bellevue, Washington, San Jose, California, Louisville, Colorado, Lowell, Massachusetts, Israel, and Russia and for our sales and support personnel in Florida, Georgia, Illinois, New York, Tennessee, Washington D.C., Australia, Brazil, Canada, China, Denmark, Finland, France, Germany, Hong Kong, India, Indonesia, Italy, Japan, Malaysia, Netherlands, New Zealand, the Philippines, Saudi Arabia, Singapore, South

Africa, South Korea, Spain, Sweden, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom and Vietnam. We believe that our future growth can be accommodated by our current facilities or by leasing additional space if necessary.

Item 3.	Legal Proceedings
We are not aware of any pending legal proceedings that, individually or in the aggregate, are reasonably possible to have a material adverse effect on our business, operating results, or financial condition. We are subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

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

	Fiscal Year 2013		Fiscal Year 2012
	High	Low	High	Low
First Quarter	$108.37	$81.07	$117.30	$69.60
Second Quarter	$107.99	$86.33	$136.46	$99.60
Third Quarter	$92.57	$67.53	$139.46	$92.09
Fourth Quarter	$94.66	$68.22	$111.58	$88.30
The last reported sales price of our common stock on the Nasdaq Global Select Market on November 15, 2013 was $84.62.
As of November 15, 2013, there were approximately 64 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
Dividend Policy
Our policy has been to retain cash to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.
Unregistered Securities Sold in 2013
We did not sell any unregistered shares of our common stock during the fiscal year 2013.
Issuer Purchases of Equity Securities
On April 24, 2013, we announced that our Board of Directors authorized an additional $200 million for our common stock share repurchase program. This new authorization is incremental to the existing $600 million program, initially approved in October 2010 and expanded in August 2011 and October 2011. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of November 15, 2013, we had repurchased and retired 12,289,015 shares at an average price of $72.18 per share and we had $112.5 million remaining to purchase shares as part of our repurchase programs.

Shares repurchased and retired as of November 15, 2013 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2012 — October 31, 2012	—	$—	—	$181,263
November 1, 2012 — November 30, 2012	322,187	$87.58	322,187	$153,035
December 1, 2012 — December 31, 2012	233,056	$93.39	233,056	$131,263

January 1, 2013 — January 31, 2013	15,000	$105.75	15,000	$129,676
February 1, 2013 — February 28, 2013	237,438	$102.74	237,438	$105,274
March 1, 2013 — March 31, 2013	255,979	$93.77	255,979	$81,263

April 1, 2013 — April 30, 2013	—	$—	—	$281,263
May 1, 2013 — May 31, 2013	380,687	$78.69	380,687	$251,295
June 1, 2013 — June 30, 2013	252,772	$79.22	252,772	$231,264

July 1, 2013 — July 31, 2013	10,000	$87.47	10,000	$230,389
August 1, 2013 — August 31, 2013	271,500	$87.76	271,500	$206,554
September 1, 2013 — September 30, 2013	287,847	$87.83	287,847	$181,264

October 1, 2013 — October 31, 2013	57,152	$84.45	57,152	$176,436
November 1, 2013 — November 15, 2013	783,023	$81.60	783,023	$112,515

Performance Measurement Comparison of Shareholder Return
The following graph compares the annual percentage change in the cumulative total return on shares of our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index for the period commencing September 30, 2008, and ending September 30, 2013.
Comparison of Cumulative Total Return
On Investment Since September 30, 2008*

The Company’s closing stock price on September 30, 2013, the last trading day of the Company’s 2013 fiscal year, was $85.81 per share.

*
Assumes that $100 was invested September 30, 2008 in shares of Common Stock and in each index, and that all dividends were reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Item 6.	Selected Financial Data
The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of September 30, 2013 and 2012 and the consolidated statement of operations data for the years ended September 30, 2013, 2012 and 2011 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this report. The consolidated balance sheet data as of September 30, 2011, 2010 and 2009 and the consolidated statement of operations for the years ended September 30, 2010 and 2009 are derived from our audited consolidated financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Years Ended September 30,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Net revenues
Products	$798,856	$818,555	$721,975	$561,142	$406,529
Services	682,458	558,692	429,859	320,830	246,550
Total	1,481,314	1,377,247	1,151,834	881,972	653,079
Cost of net revenues
Products	129,066	137,102	129,325	113,834	95,209
Services	123,981	99,066	78,679	58,118	47,517
Total	253,047	236,168	208,004	171,952	142,726
Gross profit	1,228,267	1,141,079	943,830	710,020	510,353
Operating expenses
Sales and marketing	483,041	445,595	370,735	293,201	225,193
Research and development	209,614	177,406	138,910	118,314	103,664
General and administrative	102,401	91,775	83,523	68,503	55,243
Restructuring charges(1)	—	—	—	—	4,329
Loss on facility sublease(2)	2,393	—	—	—	—
Total	797,449	714,776	593,168	480,018	388,429
Income from operations	430,818	426,303	350,662	230,002	121,924
Other income, net	7,274	5,911	10,089	7,625	9,724
Income before income taxes	438,092	432,214	360,751	237,627	131,648
Provision for income taxes	160,778	157,028	119,354	86,474	40,113
Net income	$277,314	$275,186	$241,397	$151,153	$91,535
Net income per share — basic	$3.53	$3.48	$2.99	$1.90	$1.16
Weighted average shares — basic	78,565	79,135	80,658	79,609	78,842
Net income per share — diluted	$3.50	$3.45	$2.96	$1.86	$1.14
Weighted average shares — diluted	79,136	79,780	81,482	81,049	80,073
Consolidated Balance Sheet Data
Cash, cash equivalents, and short-term investments	$542,143	$532,151	$542,550	$428,496	$317,128
Restricted cash(3)	860	179	162	195	2,729
Long-term investments	728,981	662,803	470,203	433,570	257,294
Total assets	2,230,554	1,911,201	1,568,549	1,362,192	1,068,645
Long-term liabilities	140,492	115,772	90,806	71,409	46,611
Total shareholders’ equity	1,538,712	1,329,400	1,105,436	1,003,698	799,020

(1)
Restructuring charges represent the expense related to the consolidation of facilities, accelerated depreciation on tenant improvements, and a reduction in workforce that took place in the second quarter of fiscal 2009 as part of a comprehensive restructuring program.

(2)	Loss on facility sublease expense represents a charge related to the consolidation of certain subleases at our corporate headquarters in Seattle, Washington.

(3)	Restricted cash represents escrow accounts established in connection with lease agreements for our facilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•
Revenues. The majority of our revenues are derived from sales of our application delivery networking (ADN) products including our high end VIPRION chassis and related software modules; Traffic Manager (LTM), Global Traffic Manager (GTM) and Link Controller; Advanced Firewall Manager (AFM), Carrier Grade Network Address Translation (CGNAT) and Policy Enforcement Manager (PEM), that leverage the unique performance characteristics of our hardware and software architecture; and products that incorporate acquired technology, including Application Security Manager (ASM), Application Acceleration Manager (AAM), Application Policy Manager (APM) and Edge Gateway; diameter routing agents and signaling delivery controller products (SDC); and ARX file virtualization products. We also derive revenues from the sales of services including annual maintenance contracts, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for fiscal year 2013 was primarily due to cash provided by operating activities of $499.7 million. This increase was partially offset by $200.0 million of cash used to repurchase outstanding common stock under our share repurchase program in fiscal year 2013. Going forward, we believe the primary driver of cash flows will be net income from operations. On February 11, 2013, we acquired all issued and outstanding shares of LineRate Systems, Inc. (LineRate Systems) for $124.9 million in cash. On September 17, 2013, we acquired all issued and outstanding shares of Versafe Ltd. (Versafe) for $87.7 million in cash. Capital expenditures of $26.6 million for fiscal year 2013 were comprised primarily of information technology infrastructure and equipment to support the growth of our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in fiscal 2013 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the fourth quarter of fiscal year 2013 was 46.

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

Revenue from the sale of products is generally recognized when the product has been shipped and the customer is obligated to pay for the product. When rights of return are present and we cannot estimate returns, revenue is recognized when such rights of return lapse. In certain regions where we do not have the ability to reasonably estimate returns, we defer revenue on sales to our distributors until information is received from the channel partner indicating that the product has been sold to the end-user customer. Payment terms to domestic customers are generally net 30 days to net 45 days. Payment terms to international customers range from net 30 days to net 120 days based on normal and customary trade practices in the individual markets. We offer extended payment terms to certain customers, in which case, revenue is recognized when payments are due.
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
For software deliverables, we allocate revenue between multiple elements based on software revenue recognition guidance. Software revenue recognition guidance requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on VSOE. Where fair value of delivered elements is not available, revenue is recognized on the “residual method” based on the fair value of undelivered elements. If evidence of fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized at the earlier of the delivery of those elements or the establishment of fair value of the remaining undelivered elements.

We establish VSOE for our products, PCS, consulting and training services based on the sales price charged for each element when sold separately. The sales price is discounted from the applicable list price based on various factors including the type of customer, volume of sales, geographic region and program level. Our list prices are generally not fair value as discounts may be given based on the factors enumerated above. We use historical sales transactions to determine whether VSOE can be established for each of the elements. In most instances, VSOE of fair value is the sales price of actual standalone (unbundled) transactions within the past 12 month period, when a substantial majority of transactions (more than 80%) are priced within a narrow range, which we have determined to be plus or minus 15% of the median sales price.
We believe that the VSOE of fair value of training and consulting services is represented by the billable rate per hour, based on the rates charged to customers when they purchase standalone training or consulting services. The price of consulting services is not based on the type of customer, volume of sales, geographic region or program level.
We are typically not able to determine VSOE or TPE for our non-software products. TPE is determined based on competitor prices for similar elements when sold separately. Generally, our go-to-market strategy differs from that of other competitive products or services in its markets and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine the selling prices on a stand-alone basis of similar products offered by its competitors.
When we are unable to establish selling price using VSOE or TPE, we use BESP in the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We have been able to establish BESP through the list price, less a discount deemed appropriate to maintain a reasonable gross margin. Management regularly reviews the gross margin information. Non-software product BESP is determined through our review of historical sales transactions within the past 12 month period. Additional factors considered in determining an appropriate BESP include, but are not limited to, cost of products, pricing practices, geographies, customer classes, and distribution channels.
We regularly validate the VSOE of fair value and BESP for elements in our multiple element arrangements. We account for taxes collected from customers and remitted to governmental authorities on a net basis and excluded these amounts from revenues.
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
Stock-Based Compensation. We account for stock-based compensation using the straight-line attribution method for recognizing compensation expense over the requisite service period of the related award. We recognized $104.2 million and $95.3 million of stock-based compensation expense for the years ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was $82.5 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.

We issue incentive awards to our employees through stock-based compensation consisting of restricted stock units (RSUs). The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of our common stock on the date of grant.
We recognize compensation expense for only the portion of RSUs that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to our executive officers and Board of Directors versus grants awarded to all other employees, we developed separate forfeiture expectations for these two groups. In fiscal year 2013, the estimated forfeiture rate for grants awarded to our executive officers and Board of Directors was approximately 7% and the estimated forfeiture rate for grants awarded to all other employees was approximately 8%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.
We recognize compensation costs for awards with performance conditions when we conclude it is probable that the performance condition will be achieved. We reassess the probability of vesting at each balance sheet date and adjust compensation costs based on our probability assessment.
Common stock repurchase. On April 24, 2013, we announced that our Board of Directors authorized an additional $200 million for our common stock share repurchase program. This new authorization is incremental to the existing $600 million program, initially approved in October 2010 and expanded in August 2011 and October 2011. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of November 15, 2013, we had repurchased and retired 12,289,015 shares at an average price of $72.18 per share and we had $112.5 million remaining to purchase shares as part of our repurchase programs.
Goodwill and intangible assets. Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. We test goodwill for impairment on an annual basis and between annual tests when impairment indicators are identified, and goodwill is written down when impaired. Goodwill was recorded in connection with the acquisition of Versafe Ltd. in September 2013, LineRate Systems, Inc. in February 2013, Traffix Systems in fiscal year 2012, Acopia Networks, Inc. in fiscal year 2007, Swan Labs, Inc. in fiscal year 2006, MagniFire Websystems, Inc. in fiscal year 2004 and uRoam, Inc. in fiscal year 2003. For our annual goodwill impairment test, we operate under one reporting unit and the fair value of the reporting unit is determined by the Company’s enterprise value. We perform our annual goodwill impairment test during the second fiscal quarter.
As part of the annual goodwill impairment test, we first perform a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of our reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.
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
If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of our reporting unit is less than its carrying amount, the provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. In March 2013, we completed a qualitative assessment of potential impairment indicators and concluded that it was more-likely-than-not that the fair value of our reporting unit exceeded its carrying amount.
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
Our investments also include auction rate securities (ARS) that are classified as available-for-sale. ARS are reported at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders’ equity. We believe these investments may remain illiquid for longer than twelve months and as a result, we have classified these investments as long-term as of September 30, 2013. We used the income approach to determine the fair value of our ARS using a discounted cash flow analysis. The assumptions we used in preparing the discounted cash flow model include estimates for interest rates; estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods for the ARS.
Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended September 30,
	2013	2012	2011
	(in thousands, except percentages)
Net Revenues
Products	$798,856	$818,555	$721,975
Services	682,458	558,692	429,859
Total	$1,481,314	$1,377,247	$1,151,834
Percentage of net revenues
Products	53.9%	59.4%	62.7%
Services	46.1	40.6	37.3
Total	100.0%	100.0%	100.0%
Net Revenues. Total net revenues increased 7.6% in fiscal year 2013 from fiscal year 2012, compared to an increase of 19.6% in fiscal year 2012 from the prior year. Overall revenue growth for the year ended September 30, 2013 was primarily due to increased service revenues as a result of our increased installed base of products and growth in sales of consulting and training offerings, partially offset by a decrease in product revenue. International revenues represented 47.5%, 47.1% and 45.5% of net revenues in fiscal years 2013, 2012 and 2011, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
Net product revenues decreased 2.4% in fiscal year 2013 from fiscal year 2012, compared to an increase of 13.4% in fiscal year 2012 from the prior year. The decrease of $19.7 million in net product sales for fiscal year 2013 was primarily due to a $14.0 million reduction in the volume of sales of our ADN products and a $5.7 million reduction in the volume of sales of our ARX file virtualization products. Product sales slowed particularly in the first and second quarters of fiscal year 2013, as many customers evaluated new appliances that will be introduced during fiscal year 2014. Product sales showed significant sequential growth in the third and fourth quarters of fiscal year 2013, with strong customer demand for the new appliances. The increase of $96.6 million in net product sales for fiscal year 2012 was primarily due to growth in the volume of product sales of our ADN products. Sales of our ADN products represented 99.3%, 98.6% and 97.4% of total product revenues in fiscal years 2013, 2012 and 2011, respectively.
Net service revenues increased 22.2% in fiscal year 2013 from fiscal year 2012, compared to an increase of 30.0% in fiscal year 2012 from the prior year. The increases in service revenue were the result of increased purchases or renewals of maintenance contracts driven by additions to our installed base of products, as well as growth in sales of consulting and training offerings.
Avnet Technology Solutions, one of our worldwide distributors, accounted for 16.6%, 17.1% and 18.1% of our total net revenues in fiscal years 2013, 2012 and 2011, respectively. Ingram Micro, Inc., another worldwide distributor, accounted for 15.7%, 13.8% and 10.7% of our total net revenues in fiscal year 2013, 2012 and 2011, respectively. Westcon, another worldwide distributor, accounted for 11.8% of our total net revenues in fiscal year 2013. Ingram Micro, Inc. accounted for 18.6% of our accounts receivable as of September 30, 2013. Avnet Technology Solutions and Ingram Micro, Inc. accounted for

13.4% and 12.0% of our accounts receivable as of September 30, 2012, respectively. No other distributors accounted for more than 10% of total net revenue or receivables.

	Years Ended September 30,
	2013	2012	2011
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$129,066	$137,102	$129,325
Services	123,981	99,066	78,679
Total	253,047	236,168	208,004
Gross profit	$1,228,267	$1,141,079	$943,830
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	16.2%	16.7%	17.9%
Services	18.2	17.7	18.3
Total	17.1	17.1	18.1
Gross profit	82.9%	82.9%	81.9%
Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues decreased to $129.1 million in fiscal year 2013, down 5.9% from the prior year, primarily due to a reduction in the volume of units shipped. Cost of net product revenues increased to $137.1 million in fiscal year 2012 from $129.3 million in fiscal year 2011. The year over year increase was primarily due to a higher volume of units shipped along with an increase in warranty expense.
Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. Cost of net service revenues as a percentage of net service revenues increased to 18.2% in fiscal year 2013 compared to 17.7% in fiscal year 2012, primarily due to increased salary and benefits attributed to growth in headcount. Cost of net service revenues as a percentage of net service revenues in fiscal year 2012 decreased from 18.3% in fiscal year 2011, primarily due to the scalability of customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of fiscal year 2013 increased to 770 from 654 at the end of fiscal year 2012 and 528 at the end of fiscal year 2011. In addition, cost of net service revenues included stock-based compensation expense of $10.0 million, $9.4 million and $7.8 million for fiscal years 2013, 2012 and 2011, respectively.

	Years Ended September 30,
	2013	2012	2011
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$483,041	$445,595	$370,735
Research and development	209,614	177,406	138,910
General and administrative	102,401	91,775	83,523
Loss on facility sublease	2,393	—	—
Total	$797,449	$714,776	$593,168
Operating expenses (as a percentage of net revenue)
Sales and marketing	32.6%	32.3%	32.2%
Research and development	14.1	12.9	12.1
General and administrative	6.9	6.7	7.2
Loss on facility sublease	0.2	—	—
Total	53.8%	51.9%	51.5%
Sales and Marketing. Sales and marketing expenses consist of the salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expense increased 8.4% in fiscal year 2013 from the prior year, as compared to a year over year increase of 20.2% in fiscal year 2012. The increase in sales and marketing expense for fiscal year 2013 was primarily due to increases in commissions and personnel costs of $28.1 million, compared to the prior year. The increases in commissions and personnel costs were driven by growth in sales and marketing employee headcount and increased sales volume for fiscal year 2013 over the prior year. In fiscal year 2012, the increase in sales and marketing expense was also primarily due to increases in commissions and personnel costs of $58.9 million, compared to the prior year. The increases in commissions and personnel costs were driven by growth in sales and marketing employee headcount and increased sales volume for fiscal year 2012 over the prior year. Sales and marketing headcount at the end of fiscal 2013 increased to 1,319 from 1,278 at the end of fiscal 2012 and 1,080 at the end of fiscal 2011. Sales and marketing expense included stock-based compensation expense of $39.5 million, $37.0 million and $34.7 million for fiscal years 2013, 2012 and 2011, respectively.
Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expense increased 18.2% in fiscal year 2013, compared to the prior year. The increase in research and development expense for fiscal year 2013 was primarily due to increased personnel costs of $24.4 million. In fiscal year 2012, research and development expense increased 27.7%, compared to the prior year. The increase in research and development expense for fiscal year 2012 was primarily due to increased personnel costs of $25.5 million. In addition, research and development expense included a year over year increase in computer equipment and software costs of $4.4 million to support the development of new and improved products. Research and development headcount at the end of fiscal 2013 increased to 920 from 774 at the end of fiscal 2012 and 610 at the end of fiscal 2011. Research and development expense included stock-based compensation expense of $32.7 million, $27.9 million and $23.3 million for fiscal years 2013, 2012 and 2011, respectively. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expense increased 11.6% in fiscal year 2013, compared to the prior year. The increase in general and administrative expense for fiscal year 2013 was primarily due to an increase in personnel costs of $5.6 million, compared to the prior year. In addition, fees paid to outside consultants for legal, accounting and information technology services increased $3.4 million for fiscal year 2013, compared to the prior year. In fiscal year 2012, general and administrative expense increased 9.9% compared to the prior year. The increase in general and administrative expense for fiscal year 2012 was primarily due to an increase in personnel costs of $5.5 million, compared to the prior year. In addition, fees paid to outside consultants for legal, accounting and information technology services increased $2.3 million for fiscal year 2012 compared to the prior year. General and administrative headcount at the end of fiscal 2013 increased to 347 from 323 at the end of fiscal 2012 and 270 at the end of fiscal 2011. General and administrative expense included stock-based compensation expense of $20.9 million, $19.6 million and $22.4 million for fiscal years 2013, 2012 and 2011, respectively.
Loss on Facility Sublease. We incurred a charge in August 2013 related to the consolidation of certain subleases at our corporate headquarters.

	Years Ended September 30,
	2013	2012	2011
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$430,818	$426,303	$350,662
Other income, net	7,274	5,911	10,089
Income before income taxes	438,092	432,214	360,751
Provision for income taxes	160,778	157,028	119,354
Net income	$277,314	$275,186	$241,397
Other income and income taxes (as percentage of net revenue)
Income from operations	29.1%	31.0%	30.4%
Other income, net	0.5	0.4	0.9
Income before income taxes	29.6	31.4	31.3
Provision for income taxes	10.9	11.4	10.4
Net income	18.7%	20.0%	20.9%
Other Income, Net. Other income, net, consists primarily of interest income and foreign currency transaction gains and losses. Other income, net increased 23.1% in fiscal year 2013, as compared to fiscal year 2012 and decreased 41.4% in fiscal year 2012, as compared to fiscal year 2011. Interest income was $6.3 million, $6.9 million and $8.1 million for fiscal years

2013, 2012 and 2011, respectively. The increase in other income, net for fiscal year 2013 was primarily due to an increase in foreign currency transaction gains of $1.4 million, compared to the prior year. The decrease in other income, net for fiscal year 2012 as compared to fiscal year 2011 was primarily due to a reduction in interest income of $1.2 million and foreign currency transaction losses of $2.4 million.
Provision for Income Taxes. We recorded a 36.7% provision for income taxes for fiscal year 2013 compared to 36.3% in fiscal year 2012 and 33.1% in fiscal year 2011. The increase in the effective tax rate from fiscal year 2012 to fiscal year 2013 was primarily due to the impact of foreign net operating losses, foreign valuation allowances, and stock compensation expense, which were offset by a tax benefit from the retroactive reinstatement of the federal research and development credit effective January 1, 2012.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. The net increase in the valuation allowance of $5.2 million for fiscal year 2013 was primarily due to the uncertainty regarding the ability of certain foreign entities to utilize net operating losses. Our net deferred tax assets as of fiscal year end 2013 and 2012 were $33.4 million and $45.8 million, respectively.
Our worldwide effective tax rate may fluctuate based on a number of factors, including variations in projected taxable income in the various geographic locations in which we operate, changes in the valuation of our net deferred tax assets, resolution of potential exposures, tax positions taken on tax returns filed in the various geographic locations in which we operate, and the introduction of new accounting standards or changes in tax laws or interpretations thereof in the various geographic locations in which we operate. We have recorded liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense.
Liquidity and Capital Resources
We have funded our operations with our cash balances, cash generated from operations and proceeds from public offerings of our securities.

	Years Ended September 30,
	2013	2012	2011
	(in thousands)
Liquidity and Capital Resources
Cash and cash equivalents and investments	$1,271,124	$1,194,954	$1,012,753
Cash provided by operating activities	499,693	495,437	416,938
Cash used in investing activities	(352,470)	(352,279)	(139,719)
Cash used in financing activities	(166,318)	(149,231)	(226,664)
Cash and cash equivalents, short-term investments and long-term investments totaled $1,271.1 million as of September 30, 2013 compared to $1,195.0 million as of September 30, 2012, representing an increase of $76.1 million. The increase was primarily due to cash provided by operating activities of $499.7 million for fiscal year 2013, compared to $495.4 million for fiscal year 2012, which was partially offset by $200.0 million of additional cash required for the repurchase of outstanding common stock under our share repurchase program in fiscal 2013. The increase in cash provided by operating activities for fiscal year 2013 was also partially offset by $124.9 million for the acquisition of LineRate Systems and $87.7 million for the acquisition of Versafe. In fiscal year 2012, the increase was primarily due to cash provided by operating activities of $495.4 million, compared to $416.9 million for fiscal year 2011, which was partially offset by $184.8 million of additional cash required for the repurchase of outstanding common stock under our share repurchase program in fiscal 2012, and $128.3 million for the acquisition of Traffix Systems.
Cash provided by operating activities during fiscal year 2013 was $499.7 million compared to $495.4 million in fiscal year 2012 and $416.9 million in fiscal year 2011. Cash provided by operating activities resulted primarily from cash generated from net income, after adjusting for non-cash charges such as stock-based compensation, depreciation and amortization charges and changes in operating assets and liabilities.

Cash used in investing activities during fiscal year 2013 was $352.5 million compared to $352.3 million in fiscal year 2012 and $139.7 million in fiscal year 2011. Cash used in investing activities for fiscal year 2013 was primarily the result of the purchase of investments and capital expenditures related to maintaining our operations worldwide partially offset by the sale and maturity of investments, and $212.6 million for the LineRate Systems and Versafe acquisitions. Cash used in investing activities for fiscal year 2012 was primarily the result of the purchase of investments and capital expenditures related to maintaining our operations worldwide partially offset by the sale and maturity of investments, and $128.3 million for the acquisition of Traffix Systems. Cash used in investing activities for fiscal year 2011 was primarily the result of the purchase of investments and capital expenditures related to maintaining our operations worldwide partially offset by the sale and maturity of investments.
Cash used in financing activities was $166.3 million for fiscal year 2013, compared to $149.2 million for fiscal year 2012 and $226.7 million for fiscal year 2011. Cash used in financing activities for fiscal year 2013 included $200.0 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $29.6 million and excess tax benefits related to share-based compensation of $4.1 million. Cash used in financing activities for fiscal year 2012 included $184.8 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $25.2 million and excess tax benefits related to share-based compensation of $10.4 million. Cash used in financing activities for fiscal 2011 included $271.5 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $21.2 million and excess tax benefits related to share-based compensation of $23.6 million.
Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, excluding auction rate securities, together with cash generated from operations should be sufficient to meet our operating requirements for the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements of existing products, and the continuing market acceptance of our products.
Obligations and Commitments
The following table summarizes our contractual payment obligations and commitments as of September 30, 2013:

	Payment Obligations by Year
	2014	2015	2016	2017	2018	Thereafter	Total
	(in thousands)
Operating leases	$23,714	$19,741	$17,192	$17,022	$15,293	$42,279	$135,241
Purchase obligations	16,357	—	—	—	—	—	16,357
Total	$40,071	$19,741	$17,192	$17,022	$15,293	$42,279	$151,598
We lease our facilities under operating leases that expire at various dates through 2023.
As of September 30, 2013, we had approximately $7.7 million of tax liabilities, including interest and penalties, related to uncertain tax positions (See Note 6 to our Consolidated Financial Statements). Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.
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
Recent Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-2), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-2 requires presentation, either on the face of the financial statements or in the notes, of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. ASU 2013-2 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. We will adopt ASU 2013-2 in the first quarter of fiscal 2014 and do not expect the adoption of this standard to have an impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio with the exception of U.S. treasury and agency securities, commercial paper and money market funds, which are exempt from size limitation. The policy requires investments in securities that mature in three years or less, with the average maturity being no greater than one and a half years. These securities are subject to interest rate risk and will decrease in value if interest rates increase. A decrease of one percent in the average interest rate would have resulted in a decrease of approximately $6.8 million in our interest income for the fiscal year 2013.

	Maturing in
	Three Months or Less	Three Months to One Year	Greater Than One Year	Total	Fair Value
	(in thousands, except for percentages)
September 30, 2013
Included in cash and cash equivalents	$13,145	$—	$—	$13,145	$13,145
Weighted average interest rate	0.1%	—	—	—	—
Included in short-term investments	$84,774	$267,676	$—	$352,450	$352,450
Weighted average interest rates	0.7%	0.6%	—	—	—
Included in long-term investments	$—	$—	$728,981	$728,981	$728,981
Weighted average interest rates	—	—	0.5%	—	—
September 30, 2012
Included in cash and cash equivalents	$35,658	$—	$—	$35,658	$35,658
Weighted average interest rate	0.2%	—	—	—	—
Included in short-term investments	$70,971	$249,999	$—	$320,970	$320,970
Weighted average interest rates	0.8%	0.8%	—	—	—
Included in long-term investments	$—	$—	$662,803	$662,803	$662,803
Weighted average interest rates	—	—	0.7%	—	—
September 30, 2011
Included in cash and cash equivalents	$33,740	$—	$—	$33,740	$33,740
Weighted average interest rate	0.1%	—	—	—	—
Included in short-term investments	$133,713	$192,053	$—	$325,766	$325,766
Weighted average interest rates	0.9%	0.9%	—	—	—
Included in long-term investments	$—	$—	$470,203	$470,203	$470,203
Weighted average interest rates	—	—	0.9%	—	—
At September 30, 2013, the fair value of our AAA/A- (or equivalent) rated municipal ARS was approximately $3.0 million. ARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7, 28 or 35 days. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal ARS will have a material impact on our overall ability to meet our liquidity needs. We have no intent to sell, will not be required to sell, and believe we will hold these securities until recovery. We believe certain of these available-for-sale investments may remain illiquid for longer than twelve months and as a result, we have classified $3.3 million (par value) of securities as long-term as of September 30, 2013.
Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 2013 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, as we continue to expand our operations internationally, transaction gains or losses may become significant in the future. We have not engaged in foreign currency hedging to date. However, we may do so in the future.

Item 8.	Financial Statements and Supplementary Data
F5 NETWORKS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of F5 Networks, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of F5 Networks, Inc. and its subsidiaries at September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these consolidated financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Seattle, WA
November 22, 2013

F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	2012
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$189,693	$211,181
Short-term investments	352,450	320,970
Accounts receivable, net of allowances of $3,259 and $3,254	204,205	185,172
Inventories	19,026	17,410
Deferred tax assets	16,342	10,362
Other current assets	34,655	30,986
Total current assets	816,371	776,081
Property and equipment, net	63,522	59,604
Long-term investments	728,981	662,803
Deferred tax assets	22,389	35,478
Goodwill	523,727	348,239
Other assets, net	75,564	28,996
Total assets	$2,230,554	$1,911,201
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$37,313	$27,026
Accrued liabilities	92,608	86,409
Deferred revenue	421,429	352,594
Total current liabilities	551,350	466,029
Other long-term liabilities	25,202	21,078
Deferred revenue, long-term	109,944	94,694
Deferred tax liabilities	5,346	—
Total long-term liabilities	140,492	115,772
Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 78,090 and 78,715 shares issued and outstanding	262,505	326,922
Accumulated other comprehensive loss	(7,414)	(3,829)
Retained earnings	1,283,621	1,006,307
Total shareholders’ equity	1,538,712	1,329,400
Total liabilities and shareholders’ equity	$2,230,554	$1,911,201
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS

	Years Ended September 30,
	2013	2012	2011
	(In thousands, except per share data)
Net revenues
Products	$798,856	$818,555	$721,975
Services	682,458	558,692	429,859
Total	1,481,314	1,377,247	1,151,834
Cost of net revenues
Products	129,066	137,102	129,325
Services	123,981	99,066	78,679
Total	253,047	236,168	208,004
Gross profit	1,228,267	1,141,079	943,830
Operating expenses
Sales and marketing	483,041	445,595	370,735
Research and development	209,614	177,406	138,910
General and administrative	102,401	91,775	83,523
Loss on facility sublease	2,393	—	—
Total	797,449	714,776	593,168
Income from operations	430,818	426,303	350,662
Other income, net	7,274	5,911	10,089
Income before income taxes	438,092	432,214	360,751
Provision for income taxes	160,778	157,028	119,354
Net income	$277,314	$275,186	$241,397
Net income per share — basic	$3.53	$3.48	$2.99
Weighted average shares — basic	78,565	79,135	80,658
Net income per share — diluted	$3.50	$3.45	$2.96
Weighted average shares — diluted	79,136	79,780	81,482
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2013	2012	2011
	(In thousands)

Net income	$277,314	$275,186	$241,397
Other comprehensive income:
Foreign currency transaction adjustment	(2,407)	295	(2,366)
Unrealized (loss) gain on securities, net of taxes of $692, $(1,350) and $472
for the years ended September 30, 2013, 2012 and 2011, respectively	(1,178)	2,298	(815)
Total other comprehensive (loss) income	(3,585)	2,593	(3,181)
Comprehensive income	$273,729	$277,779	$238,216
 The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(In thousands)
Balance, September 30, 2010	80,355	$517,215	$(3,241)	$489,724	$1,003,698
Exercise of employee stock options	150	2,293	—	—	2,293
Issuance of stock under employee stock purchase plan	257	18,932	—	—	18,932
Issuance of restricted stock	1,370	—	—	—	—
Repurchase of common stock	(2,987)	(271,526)	—	—	(271,526)
Tax benefit from employee stock transactions	—	24,076	—	—	24,076
Stock-based compensation	—	89,747	—	—	89,747
Net income	—	—	—	241,397	241,397
Other comprehensive loss	—	—	(3,181)	—	(3,181)
Balance, September 30, 2011	79,145	$380,737	$(6,422)	$731,121	$1,105,436
Exercise of employee stock options	120	1,130	—	—	1,130
Issuance of stock under employee stock purchase plan	281	24,043	—	—	24,043
Issuance of restricted stock	832	—	—	—	—
Repurchase of common stock	(1,663)	(184,776)	—	—	(184,776)
Tax benefit from employee stock transactions	—	10,440	—	—	10,440
Stock-based compensation	—	95,348	—	—	95,348
Net income	—	—	—	275,186	275,186
Other comprehensive income	—	—	2,593	—	2,593
Balance, September 30, 2012	78,715	$326,922	$(3,829)	$1,006,307	$1,329,400
Exercise of employee stock options	126	1,341	—	—	1,341
Issuance of stock under employee stock purchase plan	422	28,251	—	—	28,251
Issuance of restricted stock	1,094	—	—	—	—
Repurchase of common stock	(2,267)	(200,000)	—	—	(200,000)
Tax benefit from employee stock transactions	—	1,779	—	—	1,779
Stock-based compensation	—	104,212	—	—	104,212
Net income	—	—	—	277,314	277,314
Other comprehensive loss	—	—	(3,585)	—	(3,585)
Balance, September 30, 2013	78,090	$262,505	$(7,414)	$1,283,621	$1,538,712

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2013	2012	2011
	(In thousands)
Operating activities
Net income	$277,314	$275,186	$241,397
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on disposition of assets and investments	(187)	546	(163)
Stock-based compensation	104,212	95,348	89,747
Provisions for doubtful accounts and sales returns	1,025	1,572	982
Depreciation and amortization	40,005	35,139	20,887
Deferred income taxes	474	(4,293)	4,487
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(18,867)	(20,207)	(54,526)
Inventories	(1,617)	(262)	1,666
Other current assets	(3,614)	(998)	8,000
Other assets	683	(134)	81
Accounts payable and accrued liabilities	16,790	9,953	20,476
Deferred revenue	83,475	103,587	83,904
Net cash provided by operating activities	499,693	495,437	416,938
Investing activities
Purchases of investments	(938,571)	(1,059,853)	(979,597)
Maturities of investments	613,927	784,601	795,142
Sales of investments	212,011	81,444	80,877
(Increase) decrease in restricted cash	(612)	(19)	19
Acquisition of intangible assets	—	(250)	(5,715)
Acquisition of businesses, net of cash acquired	(212,642)	(128,335)	—
Purchases of property and equipment	(26,583)	(29,867)	(30,445)
Net cash used in investing activities	(352,470)	(352,279)	(139,719)
Financing activities
Excess tax benefit from stock-based compensation	4,091	10,371	23,623
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	29,591	25,174	21,239
Repurchase of common stock	(200,000)	(184,776)	(271,526)
Net cash used in financing activities	(166,318)	(149,231)	(226,664)
Net (decrease) increase in cash and cash equivalents	(19,095)	(6,073)	50,555
Effect of exchange rate changes on cash and cash equivalents	(2,393)	470	(2,525)
Cash and cash equivalents, beginning of year	211,181	216,784	168,754
Cash and cash equivalents, end of year	$189,693	$211,181	$216,784
Supplemental information
Cash paid for taxes	$156,833	$145,874	$84,753

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
The Company
F5 Networks, Inc. (the “Company”)  is the leading developer and provider of application delivery services. The Company’s core technology is a full-proxy, programmable, highly-scalable software platform called TMOS, which supports the industry’s broadest array of features and functions designed to ensure that applications delivered over Internet Protocol (IP) networks are secure, fast and available. The Company’s TMOS-based offerings include software products for local and global traffic management, network and application security, access management, web acceleration and a number of other network and application services. These products are available as modules that can run individually or as part of an integrated solution on the Company’s high-performance, scalable, purpose-built BIG-IP appliances and VIPRION chassis-based hardware, or as software-only Virtual Editions designed to run on standard servers and major hypervisors. During fiscal year 2013, the Company acquired LineRate Systems, Inc. (LineRate Systems), an early-stage developer of software-defined application services that complement its current offerings, and Versafe Ltd. (Versafe), which offers subscription services that protect communications between end-user devices and web and mobile applications. In connection with its products, the Company offers a broad range of services including consulting, training, installation, maintenance and other technical support services.
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
Reclassifications
In Note 6, Income Taxes, certain prior year amounts have been reclassified to conform to the current year presentation. There was no change to the total amount of income tax expense or net deferred tax asset as a result of the reclassifications.
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

Concentration of Credit Risk
The Company extends credit to customers and is therefore subject to credit risk. The Company performs initial and ongoing credit evaluations of its customers’ financial condition and does not require collateral. An allowance for doubtful accounts is recorded to account for potential bad debts. Estimates are used in determining the allowance for doubtful accounts and are based upon an assessment of selected accounts and as a percentage of remaining accounts receivable by aging category. In determining these percentages, the Company evaluates historical write-offs, and current trends in customer credit quality, as well as changes in credit policies. At September 30, 2013, Ingram Micro, Inc. accounted for 18.6% of the Company’s accounts receivable. At September 30, 2012, Avnet Technology Solutions and Ingram Micro, Inc. accounted for 13.4% and 12.0% of the Company’s accounts receivable, respectively.
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
Inventories consist of the following (in thousands):

	September 30,
	2013	2012
Finished goods	$13,509	$13,565
Raw materials	5,517	3,845
	$19,026	$17,410
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
Property and equipment consist of the following (in thousands):

	September 30,
	2013	2012
Computer equipment	$93,326	$95,987
Office furniture and equipment	13,391	12,335
Leasehold improvements	54,972	43,957
	161,689	152,279
Accumulated depreciation and amortization	(98,167)	(92,675)
	$63,522	$59,604
Depreciation and amortization expense totaled approximately $22.3 million, $19.0 million, and $16.6 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Goodwill
Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company tests goodwill for impairment on an annual basis and between annual tests when impairment indicators are identified, and goodwill is written down when impaired. Goodwill was recorded in connection with the acquisition of Versafe Ltd. in September 2013, LineRate Systems, Inc. in February 2013, Traffix Systems in fiscal year 2012, Acopia Networks, Inc. in fiscal year 2007, Swan Labs, Inc. in fiscal year 2006, MagniFire Websystems, Inc. in fiscal year 2004 and uRoam, Inc. in fiscal year 2003. For its annual goodwill impairment test, the Company operates under one reporting unit and the fair value of its reporting unit is determined by the Company’s enterprise value. The Company performs its annual goodwill impairment test during the second fiscal quarter.
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
If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the provisions of authoritative guidance require that the Company perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. In March 2013, the Company completed a qualitative assessment of potential impairment indicators and concluded that it was more-likely-than-not that the fair value of its reporting unit exceeded its carrying amount. The Company also considered potential impairment indicators at September 30, 2013 and noted no indicators of impairment.
Other Assets
Other assets primarily consist of acquired and developed technology, software development costs and customer relationships.
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
Acquired and developed technology is recorded at cost and amortized over its estimated useful life of five years. The estimated useful life of these assets is assessed and evaluated for reasonableness periodically. Acquired technology of $15.4 million in fiscal year 2013 and $14.9 million in fiscal 2012 was recorded in connection with the acquisitions of Versafe and Traffix Systems, respectively. Amortization expense related to acquired technology, which is charged to cost of product revenues, totaled $3.8 million, $5.3 million and $3.1 million during the fiscal years 2013, 2012 and 2011, respectively.
Software development costs are charged to research and development expense in the period incurred until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of each product. Capitalized software development costs are amortized over the remaining estimated economic life of the product. The establishment of technological feasibility and the ongoing assessment of recoverability of costs require considerable judgment by the Company with respect to certain internal and external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in hardware and software technology. The Company did not capitalize any software development costs in fiscal years 2013, 2012 and 2011. Amortization expense related to capitalized software development was immaterial for fiscal years 2013, 2012, and 2011.
The Company's intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years. The Company evaluates the recovery of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. Amortization expense of all other intangible assets, including customer relationships, patents and trademarks was not material during the fiscal years 2013, 2012 and 2011.
Impairment of Long-Lived Assets
The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated fair value. No impairment of long-lived assets was noted as of and for the year ended September 30, 2013.
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
When the Company is unable to establish selling price using VSOE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company has been able to establish BESP through the list price, less a discount deemed appropriate to maintain a reasonable gross margin. Management regularly reviews the gross margin information. Non-software product BESP is determined through the Company’s review of historical sales transactions within the past 12 month period. Additional factors considered in determining an appropriate BESP include, but are not limited to, cost of products, pricing practices, geographies, customer classes, and distribution channels.
The Company regularly validates the VSOE of fair value and BESP for elements in its multiple element arrangements. The Company accounts for taxes collected from customers and remitted to governmental authorities on a net basis and excluded these amounts from revenues.
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
The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of September 30, 2013, 2012 and 2011 were not considered material.
Research and Development
Research and development expenses consist of salaries and related benefits of product development personnel, prototype materials and expenses related to the development of new and improved products, and an allocation of facilities and depreciation expense. Research and development expenses are reflected in the statements of income as incurred.
Advertising
Advertising costs are expensed as incurred. The Company incurred $2.8 million, $1.8 million and $2.2 million in advertising costs during the fiscal years 2013, 2012 and 2011, respectively.

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
The Company assesses whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefits to be recognized in the financial statements from such a position is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company adjusts these liabilities based on a variety of factors, including the evaluation of information not previously available. These adjustments are reflected as increases or decreases to income tax expense in the period in which new information is available.
Foreign Currency
The functional currency for the Company’s foreign subsidiaries is the local currency in which the respective entity is located, with the exception of F5 Networks Ltd. in the United Kingdom and F5 Networks (Israel) Ltd., Traffix Communication Systems Ltd. and Versafe Ltd. in Israel, that use the U.S. dollar as their functional currency. An entity’s functional currency is determined by the currency of the economic environment in which the majority of cash is generated and expended by the entity. The financial statements of all majority-owned subsidiaries and related entities, with a functional currency other than the U.S. dollar, have been translated into U.S. dollars. All assets and liabilities of the respective entities are translated at year-end exchange rates and all revenues and expenses are translated at average rates during the respective period. Translation adjustments are reported as other comprehensive income (loss) in the consolidated statements of comprehensive income.
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period of exchange. The net effect of foreign currency gains and losses was not significant during the fiscal years ended September 30, 2013, 2012 and 2011.
Segments
Management has determined that the Company was organized as, and operated in, one reportable operating segment for fiscal year 2013 and prior years: the development, marketing and sale of application delivery networking products that optimize the security, performance and availability of network applications, servers and storage systems.
Stock-Based Compensation
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $104.2 million, $95.3 million and $89.7 million of stock-based compensation expense for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. As of September 30, 2013, there was $82.5 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
The Company issues incentive awards to its employees through stock-based compensation consisting of restricted stock units (RSUs). On October 29, 2013, the Company’s Compensation Committee approved 1,467,871 RSUs to employees and executive officers pursuant to the Company’s annual equity awards program. The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. All stock options granted in fiscal years 2013 and 2012 were assumed as part of the acquisitions of LineRate Systems and Traffix Systems, respectively, in the second fiscal quarter of each year. No stock options were granted in fiscal year 2011. In determining the fair value of shares issued under the Employee Stock Purchase Plan (ESPP), the Company uses the Black-Scholes option pricing model that employs the following key assumptions.

	Employee Stock Purchase Plan Years Ended September 30,
	2013	2012	2011
Risk-free interest rate	0.06%	0.14%	0.10%
Expected dividend	—	—	—
Expected term	0.5 years	0.5 years	0.5 years
Expected volatility	42.92%	45.20%	53.87%
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
The Company recognizes compensation expense for only the portion of restricted stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The estimated forfeiture rate for grants awarded to the Company’s executive officers and Board of Directors was approximately 7% and the estimated forfeiture rate for grants awarded to all other employees was approximately 8% in fiscal 2013. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
In November 2012, the Company granted 290,415 RSUs to certain current executive officers as part of the annual equity awards program. Fifty percent of the aggregate number of RSUs vest in equal quarterly increments over four years, until such portion of the grant is fully vested on November 1, 2016. One-eighth of the RSU grant, or a portion thereof, was subject to the Company achieving specified quarterly revenue and EBITDA goals during fiscal year 2013. In each case, 50% of the quarterly performance stock grant is based on achieving at least 80% of the quarterly revenue goal and the other 50% is based on achieving at least 80% of the quarterly EBITDA goal. The quarterly performance stock grant is paid linearly above 80% of the targeted goals. At least 100% of both goals must be attained in order for the quarterly performance stock grant to be awarded over 100%. Each goal is evaluated individually and subject to the 80% achievement threshold and 100% over-achievement threshold. The remaining 37.5% of this annual equity awards RSU grant shall be subject to quarterly performance based vesting for fiscal years 2014, 2015 and 2016 (12.5% in each period). The Compensation Committee of the Board of Directors will set applicable performance targets and vesting formulas for each of these periods.
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
In August 2010, the Company granted 181,334 and 83,000 RSUs to certain current executive officers as part of the annual equity and retention awards programs, respectively. Fifty percent of the aggregate number of RSUs granted as part of the annual equity awards program vested in equal quarterly increments over three years, until such portion of the grant was fully vested on August 1, 2013.

The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment.
Common Stock Repurchase
On April 24, 2013, the Company announced that its Board of Directors authorized an additional $200 million for its common stock share repurchase program. This new authorization is incremental to the existing $600 million program, initially approved in October 2010 and expanded in August 2011 and October 2011. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of November 15, 2013, the Company had repurchased and retired 12,289,015 shares at an average price of $72.18 per share and the Company had $112.5 million remaining to purchase shares as part of its repurchase programs.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended September 30,
	2013	2012	2011
Numerator
Net income	$277,314	$275,186	$241,397
Denominator
Weighted average shares outstanding — basic	78,565	79,135	80,658
Dilutive effect of common shares from stock options and restricted stock units	571	645	824
Weighted average shares outstanding — diluted	79,136	79,780	81,482
Basic net income per share	$3.53	$3.48	$2.99
Diluted net income per share	$3.50	$3.45	$2.96

An immaterial amount of common shares potentially issuable from stock options for the years ended September 30, 2013, 2012 and 2011 are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.
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
The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2013, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using			Fair Value at September 30, 2013
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$13,145	$—	$—	$13,145
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	125,212	—	125,212
Available-for-sale securities — municipal bonds and notes	—	72,164	—	72,164
Available-for-sale securities — U.S. government securities	—	5,000	—	5,000
Available-for-sale securities — U.S. government agency securities	—	150,074	—	150,074
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	260,318	—	260,318
Available-for-sale securities — municipal bonds and notes	—	24,371	—	24,371
Available-for-sale securities — U.S. government securities	—	14,798	—	14,798
Available-for-sale securities — U.S. government agency securities	—	426,458	—	426,458
Available-for-sale securities — auction rate securities	—	—	3,036	3,036
Total	$13,145	$1,078,395	$3,036	$1,094,576

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
Due to the auction failures of the Company’s auction rate securities (ARS) that began in the second quarter of fiscal year 2008, there are still no quoted prices in active markets for similar assets as of September 30, 2013. Therefore, the Company has classified its ARS as level 3 financial assets. The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in thousands):

	2013	2012
Balance, beginning of period	$4,750	$13,010
Total (losses) gains realized or unrealized:
Included in other comprehensive income	(14)	1,740
Settlements	(1,700)	(10,000)
Balance, end of period	$3,036	$4,750
Unrealized (losses) gains attributable to assets still held as of the end of the period	(14)	112
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain ARS for which there was a decrease in the observation of market pricing. At September 30, 2013, the values of these securities were estimated primarily using discounted cash flow analysis that incorporated transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at September 30, 2013. Significant fluctuations in any of these inputs in isolation would result in changes in the fair value of the Company’s ARS.
The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the year ended September 30, 2013, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.

3. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

September 30, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$125,010	$210	$(8)	$125,212
Municipal bonds and notes	72,116	58	(10)	72,164
U.S. government securities	4,998	2	—	5,000
U.S. government agency securities	150,069	15	(10)	150,074
	$352,193	$285	$(28)	$352,450

September 30, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,528	$5	$—	$3,533
Corporate bonds and notes	193,548	482	(40)	193,990
Municipal bonds and notes	63,371	61	(10)	63,422
U.S. government agency securities	60,010	15	—	60,025
	$320,457	$563	$(50)	$320,970
Long-term investments consist of the following (in thousands):

September 30, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$260,345	$363	$(390)	$260,318
Municipal bonds and notes	24,332	44	(5)	24,371
Auction rate securities	3,300	—	(264)	3,036
U.S. government securities	14,755	43	—	14,798
U.S. government agency securities	426,616	294	(452)	426,458
	$729,348	$744	$(1,111)	$728,981

September 30, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$228,438	$1,063	$(60)	$229,441
Municipal bonds and notes	30,177	138	(8)	30,307
Auction rate securities	5,000	—	(250)	4,750
U.S. government securities	4,983	12	—	4,995
U.S. government agency securities	392,959	389	(38)	393,310
	$661,557	$1,602	$(356)	$662,803

The amortized cost and fair value of fixed maturities at September 30, 2013, by contractual years-to-maturity, are presented below (in thousands):

September 30, 2013	Cost or Amortized Cost	Fair Value
One year or less	$352,193	$352,450
Over one year	729,348	728,981
	$1,081,541	$1,081,431

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2013 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
September 30, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$171,144	$(397)	$3,181	$(1)	$174,325	$(398)
Municipal bonds and notes	20,080	(15)	—	—	20,080	(15)
Auction rate securities	—	—	3,036	(264)	3,036	(264)
U.S. government agency securities	317,773	(462)	—	—	317,773	(462)
Total	$508,997	$(874)	$6,217	$(265)	$515,214	$(1,139)
The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for fiscal year 2013 were primarily caused by reductions in the values of the ARS due to the illiquid markets and were partially offset by unrealized gains related to interest rate decreases.
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
The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of September 30, 2013, there were no investments in its portfolio that were other-than-temporarily impaired.
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
Fiscal Year 2013 Acquisition of LineRate Systems, Inc.
On February 11, 2013, the Company acquired all issued and outstanding shares of LineRate Systems, Inc. (LineRate Systems), a privately held Delaware corporation headquartered in Louisville, Colorado for $125.3 million. Direct transaction costs associated with the acquisition were approximately $0.3 million and were expensed as general and administrative expenses in the second quarter of fiscal 2013. LineRate Systems is a developer of software defined network service solutions for packet core operators, and cloud and web service providers. Through this acquisition, the Company gains access to LineRate Systems’ layer 7+ networking services technology, intellectual property, and engineering talent. As a result of the acquisition, the Company acquired all the assets and assumed all the liabilities of LineRate Systems. The results of operations of LineRate Systems have been included in the Company’s consolidated financial statements from the date of acquisition. Pro forma results of operations for this acquisition have not been presented as this transaction is not considered a material acquisition and the effects were not material to the Company’s financial results for the year ended September 30, 2013 individually or in aggregate with Versafe.

The purchase price allocation is as follows (in thousands):

Assets acquired
Cash	$82
Current assets	556
Property and equipment, net	415
In-process research and development	29,853
Goodwill	99,560
Total assets acquired	$130,466
Liabilities assumed
Accrued liabilities	$(396)
Deferred tax liabilities, net	(4,763)
Total liabilities assumed	(5,159)
Net assets acquired	$125,307
Of the total estimated purchase price, $29.9 million was allocated to in-process research and development (IPR&D), which consists of existing research and development projects at the time of acquisition. IPR&D acquired from LineRate Systems is included in other assets, net on the balance sheet as of September 30, 2013. IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, this asset will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D project, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence. The Company expects to complete the IPR&D project in 2014, at which point amortization will begin over its estimated useful life of ten years. To determine the fair value of IPR&D, the multi-period excess earnings method under the income approach was used, which included estimates and assumptions provided by LineRate Systems and Company management. The income approach estimates the fair value of an asset based on its earnings and cash flow capacity, which are discounted to present value. A discount rate of 35% was used to value the project based on the implied rate of return of the transaction, adjusted to reflect additional risks inherent in the acquired project. Goodwill generated from this transaction is primarily related to expected synergies, and is not expected to be deductible for federal tax purposes.
The fair value of replacement stock-based compensation awards issued by the Company attributable to precombination services was immaterial and has not been reflected in the consideration transferred.
Fiscal Year 2013 Acquisition of Versafe Ltd.
On September 17, 2013, the Company acquired all issued and outstanding shares of Versafe Ltd. (Versafe), a privately held Israeli company headquartered in Rishon LeZion, Israel for $91.7 million. Direct transaction costs associated with the acquisition were approximately $0.4 million and were expensed as general and administrative expenses in the fourth quarter of fiscal 2013. Versafe is a provider of web anti-fraud, anti-phishing, and anti-malware solutions. Through this acquisition, the Company gains access to Versafe's web and mobile protection solutions and security operations center, their intellectual property and engineering talent. As a result of the acquisition, the Company acquired all the assets and assumed all the liabilities of Versafe. The results of operations of Versafe have been included in the Company’s consolidated financial statements from the date of acquisition. Pro forma results of operations for this acquisition have not been presented as this transaction is not considered a material acquisition and the effects were not material to the Company’s financial results for the year ended September 30, 2013 individually or in aggregate with LineRate Systems.

The purchase price allocation is as follows (in thousands):

Assets acquired
Cash	$4,020
Current assets	1,309
Property and equipment, net	41
Developed technology, customer relationships and other intangibles	21,260
Goodwill	75,937
Total assets acquired	$102,567
Liabilities assumed
Accrued liabilities	$(4,877)
Deferred revenue	(611)
Deferred tax liabilities, net	(5,335)
Total liabilities assumed	(10,823)
Net assets acquired	$91,744
Of the total estimated purchase price, $15.4 million was allocated to developed technology and $5.9 million to customer relationships and other intangibles. To determine the fair value of developed technology, the multi-period excess earnings method under the income approach was used, which included estimates and assumptions provided by Versafe and Company management. The income approach estimates the fair value of an asset based on its earnings and cash flow capacity, which are discounted to present value. A discount rate of 25% was applied to the value of developed technology based on the implied rate of return of the transaction, adjusted to reflect additional risks and uncertainty in future cash flows. A combination of the income and cost approaches were used to determine the fair value of customer relationships and other intangibles. The cost approach requires an estimation of the costs required by a market participant to reproduce the asset. Goodwill generated from this transaction is primarily related to expected synergies of the technology and expanded breadth of the Company's existing security solutions. Goodwill and other intangibles associated with the Versafe transaction will not be deductible for Israeli tax purposes unless certain qualifications are met, and necessary rulings are obtained from the Israeli Tax Authority.
Developed technology will be amortized on a straight-line basis over its estimated useful life of five years and included in cost of net product revenues. Customer relationships will be amortized on a straight-line basis over its estimated useful life of ten years and included in sales and marketing expenses. The weighted average life of the amortizable intangible assets recognized from the Versafe acquisition was 5.5 years. The estimated useful lives for the acquired intangible assets were based on the expected future cash flows associated with the respective asset.
5. Balance Sheet Details
Goodwill
Changes in the carrying amount of Goodwill during fiscal years 2013 and 2012 are summarized as follows (in thousands):

Balance, September 30, 2011	$234,691
Acquisition of Traffix Systems	113,210
Other	338
Balance, September 30, 2012	348,239
Acquisition of LineRate Systems	99,560
Acquisition of Versafe	75,937
Other	(9)
Balance, September 30, 2013	$523,727

Other Assets
Other assets consist of the following (in thousands):

	September 30,
	2013	2012
Acquired and developed technology and software development costs	$59,453	$18,129
Deposits and other	15,251	10,688
Restricted cash	860	179
	$75,564	$28,996
Amortization expense related to other assets was approximately $4.3 million, $6.4 million, and $4.3 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.
Intangible assets are included in other assets on the balance sheet and consist of the following (in thousands):

	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and developed technology and software development costs	$99,463	$(40,010)	$59,453	$54,240	$(36,111)	$18,129
Customer relationships	8,399	(3,123)	5,276	5,379	(2,855)	2,524
Patents and trademarks	3,044	(2,525)	519	3,044	(2,464)	580
Trade names	1,173	(250)	923	263	(218)	45
Non-compete covenants	2,160	(200)	1,960	200	(200)	—
	$114,239	$(46,108)	$68,131	$63,126	$(41,848)	$21,278
Estimated amortization expense for intangible assets for the five succeeding fiscal years is as follows (in thousands):

2014	$8,385
2015	8,372
2016	8,372
2017	5,954
2018	4,554
$35,637

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30,
	2013	2012
Payroll and benefits	$73,461	$61,720
Sales and marketing	3,746	4,407
Income tax accruals	4,196	8,621
Other	11,205	11,661
	$92,608	$86,409

6. Income Taxes
The United States and international components of income before income taxes are as follows (in thousands):

	Years Ended September 30,
	2013	2012	2011
United States	$431,833	$421,346	$342,741
International	6,259	10,868	18,010
	$438,092	$432,214	$360,751
The provision for income taxes (benefit) consists of the following (in thousands):

	Years Ended September 30,
	2013	2012	2011
Current
U.S. federal	$138,372	$147,774	$103,620
State	14,322	10,733	7,397
Foreign	6,633	4,218	5,743
Total	159,327	162,725	116,760
Deferred
U.S. federal	1,310	(7,320)	3,070
State	(203)	187	(144)
Foreign	344	1,436	(332)
Total	1,451	(5,697)	2,594
	$160,778	$157,028	$119,354
The effective tax rate differs from the U.S. federal statutory rate as follows (in thousands):

	Years Ended September 30,
	2013	2012	2011
Income tax provision at statutory rate	$153,332	$151,275	$126,263
State taxes, net of federal benefit	10,944	8,733	5,365
Foreign operations	4,786	1,850	(971)
Research and development and other credits	(10,649)	(3,537)	(11,860)
Domestic manufacturing deduction	(14,047)	(12,539)	(9,351)
Stock-based and other compensation	15,286	10,501	9,388
Other	1,126	745	520
	$160,778	$157,028	$119,354

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	Years Ended September 30,
	2013	2012
Deferred tax assets
Net operating loss carry-forwards	$10,072	$1,366
Allowance for doubtful accounts	1,112	1,106
Accrued compensation and benefits	7,272	6,371
Inventories and related reserves	1,120	1,223
Stock-based compensation	5,933	11,713
Deferred revenue	26,277	23,372
Other accruals and reserves	10,131	9,594
Tax credit carry-forwards	2,122	793
	64,039	55,538
Valuation allowance	(5,390)	(208)
	58,649	55,330
Deferred tax liabilities
Purchased intangibles and other	(21,567)	(6,329)
Depreciation	(3,697)	(3,161)
	(25,264)	(9,490)

Net deferred tax assets	$33,385	$45,840
At September 30, 2013, the Company had foreign net operating loss carry-forwards of approximately $43.3 million that can be carried forward indefinitely. In addition, there are $13.0 million of federal net operating loss carryforwards, the annual utilization of which is limited under Internal Revenue Code Section 382, and will expire in fiscal years 2031 and 2032. Management believes that it is more likely than not that the benefit from certain foreign net operating loss carry-forwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance on the deferred tax assets relating to these foreign net operating loss carryforwards.
United States income and foreign withholding taxes have not been provided on approximately $22.9 million of undistributed earnings from the Company’s international subsidiaries. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries because the Company currently does not expect to remit those earnings in the foreseeable future. Determination of the amount of unrecognized deferred tax liability related to undistributed earnings of foreign subsidiaries is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
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
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal years 2013, 2012 and 2011:

	2013	2012	2011
Balance, beginning of period	$5,452	$5,952	$6,568
Gross increases (decreases) related to prior period tax positions	1,089	(201)	1,198
Gross increases related to current period tax positions	1,957	702	1,659
Decreases relating to settlements with tax authorities	—	(3)	(243)
Reductions due to lapses of statute of limitations	(1,196)	(998)	(3,230)
Balance, end of period	$7,302	$5,452	$5,952

The Company recognizes interest and, if applicable, penalties (not included in the “unrecognized tax benefits” table above) for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense. In the years ended September 30, 2013, 2012 and 2011 the Company recorded approximately $244,000, $250,000 and $283,000, respectively, of interest expense related to uncertain tax positions. As of September 30, 2013 and 2012, the Company had a cumulative balance of accrued interest on unrecognized tax positions of $431,000 and $406,000, respectively.
All unrecognized tax benefits, if recognized, would affect the effective tax rate. There is a reasonable possibility that the Company’s unrecognized tax benefits will change within twelve months due to audit settlements or the expiration of statute of limitations, but the Company does not expect the change to be material to the consolidated financial statements.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2009. The Company is currently under audit by the IRS for fiscal years 2011 and 2012, and various states for fiscal years 2009 through 2012. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore, and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2012 for the United Kingdom, 2007 for Japan, 2008 for Singapore, and 2009 for Australia. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years 2009 and 2010 state income tax returns, and the fiscal year 2010 federal income tax return.
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
1998 Equity Incentive Plan. In November 1998, the Company adopted the 1998 Equity Incentive Plan, or the 1998 Plan, which provided for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses for employees and other service providers. The 1998 Plan expired on November 11, 2008 and no shares remain available for awards under the 1998 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 1998 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. During the fiscal years 2013 and 2012, the Company issued no stock options, stock purchase awards or stock bonuses under this plan. As of September 30, 2013, there were options to purchase 52,753 shares outstanding under the 1998 Plan.
2011 Employee Stock Purchase Plan. In April 2012, the Board of Directors amended and restated the Company’s 1999 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan. A total of 6,000,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than 10,000 shares during an offering period. In addition, no employee may purchase more than $25,000 worth of stock, determined by the fair market value of the shares at the time such option is granted, in one calendar year. The Employee Stock Purchase Plan has been implemented in a series of offering periods, each 6 months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. As of September 30, 2013 there were 1,014,179 shares available for awards under the Employee Stock Purchase Plan.
2000 Equity Incentive Plan. In July 2000, the Company adopted the 2000 Employee Equity Incentive Plan, or the 2000 Plan, which provided for discretionary grants of non-qualified stock options, stock purchase awards and stock bonuses for non-executive employees and other service providers. A total of 7,000,000 shares of common stock were reserved for issuance under the 2000 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 2000 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. As of September 30, 2013, there were options to purchase 40,958 shares outstanding and no shares available for awards under the 2000 Plan. The Company terminated the 2000 Plan effective November 1, 2008 and no additional shares may be issued from the 2000 Plan.
Acquisition Related Incentive Plans. In July 2003, the Company adopted the uRoam Acquisition Equity Incentive Plan, or the uRoam Plan, in connection with the hiring of the former employees of uRoam, Inc. A total of 500,000 shares of common stock were reserved for issuance under the uRoam Plan. The plan provided for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses. The Company has not granted any stock purchase awards or stock bonuses under this plan. As of September 30, 2013 there were options to purchase 1,650 shares outstanding and no shares available for additional awards under the uRoam Plan.
In July 2004, the Company adopted the MagniFire Acquisition Equity Incentive Plan, or the MagniFire Plan, in connection with the hiring of the former employees of MagniFire Websystems, Inc. A total of 830,000 shares of common stock were reserved for issuance under the MagniFire Plan. The plan provided for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses. The Company has not granted any stock purchase awards or stock bonuses under this plan. As of September 30, 2013 there were options to purchase 2,690 shares outstanding and no shares available for additional awards under the MagniFire Plan.
In connection with the Company’s acquisition of Acopia in the fourth quarter of fiscal year 2007, the Company assumed the Acopia 2001 Stock Incentive Plan, or the Acopia Plan. Unvested options to acquire Acopia’s common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 2,230,703 shares of common stock were reserved for issuance under the Acopia Plan. The plan provided for discretionary grants of non-qualified and incentive stock options, restricted stock awards and other stock-based awards to persons who were employees, officers, directors, consultants or advisors to Acopia on or prior to September 12, 2007. During the fiscal year 2013, the Company issued no stock options or restricted stock units under the Acopia Plan. As of September 30, 2013, there were options to purchase 12,509 shares outstanding and no shares available for awards under the Acopia Plan. The Company terminated the Acopia Plan effective November 1, 2008 and no additional shares may be issued from the Acopia Plan.
In February 2012, the Company adopted the Traffix Acquisition Equity Incentive Plan, or the Traffix Acquisition Plan. The Traffix Acquisition Plan provided for discretionary grants of non-statutory stock options and stock units for employees, directors and consultants of Traffix Communication Systems Ltd. to whom the Company offered employment in connection with the Company’s acquisition of Traffix. A total of 75,000 shares of common stock were reserved for issuance under the Traffix Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Traffix Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2013, the Company issued no stock options or restricted stock units under the Traffix Acquisition Plan. As of September 30, 2013, there were no options outstanding, 33,693 restricted stock units outstanding and no shares available for awards under the Traffix Acquisition Plan.
In connection with the Company’s acquisition of Traffix Systems in the second quarter of fiscal year 2012, the Company assumed the Traffix 2007 Israeli Employee Share Option Plan, or the Traffix Plan. Unvested options to acquire Traffix’s common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 106,829 shares of common stock were reserved for issuance under the Traffix Plan. The plan provided for grants of stock options to persons who were employees, officers, directors, consultants or advisors to Traffix on or prior to February 21, 2012. During the fiscal year 2013, the Company issued no stock options or restricted stock units under the Traffix Plan. As of September 30, 2013, there were options to purchase 56,758 shares outstanding and no shares available for additional awards under the Traffix Plan.
In February 2013, the Company adopted the LineRate Acquisition Equity Incentive Plan, or the LineRate Acquisition Plan. The LineRate Acquisition Plan provided for discretionary grants of non-statutory stock options and stock units for employees, directors and consultants of LineRate Systems to whom the Company offered employment in connection with the Company’s acquisition of LineRate Systems. A total of 100,000 shares of common stock were reserved for issuance under the LineRate Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the LineRate Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2013, the Company issued no stock options and 100,000 restricted stock units under the LineRate Acquisition Plan. As of September 30, 2013, there were no options outstanding, 100,000 restricted stock units outstanding and no shares available for awards under the LineRate Acquisition Plan.
In connection with the Company’s acquisition of LineRate Systems in the second quarter of fiscal year 2013, the Company assumed the LineRate Systems, Inc. Third Amended and Restated 2009 Equity Incentive Plan, or the LineRate Plan. Unvested options to acquire LineRate Systems' common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 201,478 shares of common stock were reserved for issuance under the LineRate Plan. The plan provided for grants of stock options to persons who were employees, officers, directors, consultants or advisors to LineRate Systems on or prior to February 11, 2013. During the fiscal year 2013, the Company issued 52,397 stock options as part of such conversion under the LineRate Plan. As of September 30, 2013, there were options to purchase 42,901 shares outstanding and 3,574 shares available for additional awards under the LineRate Plan.

In September 2013, the Company adopted the Versafe Acquisition Equity Incentive Plan, or the Versafe Acquisition Plan. The Versafe Acquisition Plan provided for discretionary grants of non-statutory stock options and stock units for employees, directors and consultants of Versafe Ltd. to whom the Company offered employment in connection with the Company’s acquisition of Versafe. A total of 60,000 shares of common stock were reserved for issuance under the Versafe Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Versafe Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2013, the Company issued no stock options and no restricted stock units under the Versafe Acquisition Plan. As of September 30, 2013, there were no options outstanding, no restricted stock units outstanding and 60,000 shares available for awards under the Versafe Acquisition Plan.
2005 Equity Incentive Plan. In December 2004, the Company adopted the 2005 Equity Incentive Plan, or the 2005 Plan, which provides for discretionary grants of non-statutory stock options and stock units for employees, including officers, and other service providers. A total of 12,400,000 shares of common stock have been reserved for issuance under the 2005 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 2005 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. During the fiscal year 2013, the Company issued no stock options and 456,837 restricted stock units under the 2005 Plan. As of September 30, 2013, there were no options outstanding, 926,035 restricted stock units outstanding and 2,135,162 shares available for new awards under the 2005 Plan.
A majority of the restricted stock units the Company grants to its employees vest quarterly over a two-year period. The restricted stock units under all plans were granted during fiscal years 2013, 2012 and 2011 with a per-share weighted average fair value of $86.69, $99.63 and $94.99, respectively. The fair value of restricted stock vested during fiscal years 2013, 2012 and 2011 was $97.5 million, $93.8 million and $145.0 million, respectively.
A summary of restricted stock unit activity under the 2005 Plan is as follows:

	Outstanding Stock Units	Weighted Average Grant Date Fair Value
Balance, September 30, 2012	1,717,444	$95.43
Units granted	456,837	89.38
Units vested	(1,078,607)	89.31
Units cancelled	(169,639)	94.16
Balance, September 30, 2013	926,035	$95.47
A summary of stock option activity under all of the Company’s plans is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
Balance, September 30, 2012	284,474	$11.73
Options granted	52,397	1.32
Options exercised	(125,701)	10.67
Options cancelled	(951)	3.95
Balance, September 30, 2013	210,219	$9.80
All stock options granted in fiscal year 2013 were assumed as part of the acquisition of LineRate Systems in the second fiscal quarter. All stock options granted in fiscal year 2012 were assumed as part of the acquisition of Traffix Systems in the second fiscal quarter. No stock options were granted in fiscal years 2011.
The total intrinsic value of options exercised during fiscal 2013, 2012 and 2011 was $9.8 million, $13.2 million and $15.2 million, respectively.

	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value(1)
				(In thousands)
Stock options outstanding	210,219	4.37	$9.80	$15,967
Exercisable	140,054	2.46	$13.48	$10,123
Vested and expected to vest	204,688	4.27	$10.01	$15,506

(1)	Aggregate intrinsic value represents the difference between the fair value of the Company’s common stock underlying these options at September 30, 2013 and the related exercise prices.
As of September 30, 2013, equity based awards (including stock options and restricted stock units) are available for future issuance as follows:

Awards Available for Grant
Balance, September 30, 2012	2,422,360
Granted	(609,234)
Cancelled	172,324
Additional shares reserved (terminated), net	213,286
Balance, September 30, 2013	2,198,736
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
In October 2006, the Company entered into an agreement to lease a total of approximately 137,000 square feet of office space in a building known as 333 Elliott West, which is adjacent to the three buildings that serve as the Company’s corporate headquarters. The lease expires in 2018. The Company is currently subleasing all floors of this building to two subtenants. Both subleases will expire in 2018.
Future minimum operating lease payments, net of sublease income, are as follows (in thousands):

	Gross Lease Payments	Sublease Income	Net Lease Payments
2014	23,714	4,013	19,701
2015	19,741	4,028	15,713
2016	17,192	3,993	13,199
2017	17,022	4,102	12,920
2018	15,293	2,770	12,523
Thereafter	42,279	—	42,279
	$135,241	$18,906	$116,335
Rent expense under non-cancelable operating leases amounted to approximately $26.5 million, $21.6 million, and $19.0 million for the fiscal years ended September 30, 2013, 2012, and 2011, respectively. In August 2013, the Company incurred a charge of $2.4 million related to the consolidation of certain subleases at its corporate headquarters.
Purchase Obligations
Purchase obligations are comprised of purchase commitments with the Company’s contract manufacturers. The agreement with the Company’s primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on the Company’s production forecast. The Company is obligated to purchase component inventory that the contract manufacturer procures in accordance with the forecast, unless cancellation is given within applicable lead times. As of September 30, 2013, the Company’s purchase obligations were $16.4 million.
Litigation
Management is not aware of any pending legal proceedings that, individually or in the aggregate, are reasonably possible to have a material adverse effect on the Company’s business, operating results, or financial condition. The Company is subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. Although management currently believes that resolving claims against the Company, individually or in aggregate, will not have a material adverse impact on its financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.
9. Employee Benefit Plans
The Company has a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their compensation. The Company may, at its discretion, match a portion of the employees’ eligible contributions. Contributions by the Company to the plan during the years ended September 30, 2013, 2012, and 2011 were approximately $6.4 million, $5.7 million and $4.7 million, respectively. Contributions made by the Company vest over four years.
10. Geographic Sales and Significant Customers
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company does business in four main geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan; and the Asia Pacific region (APAC). The Company’s chief operating decision-making group reviews financial information presented on a consolidated basis accompanied by information about revenues by geographic region. The Company’s foreign offices conduct sales, marketing and support activities. Revenues are attributed by geographic location based on the location of the customer. The Company’s assets are primarily located in the United States. Therefore, geographic information is presented only for net revenue.
The following presents revenues by geographic region (in thousands):

	Years Ended September 30,
	2013	2012	2011
Americas:
United States	$777,516	$729,238	$627,806
Other	74,391	64,144	49,062
Total Americas	851,907	793,382	676,868
EMEA	327,109	294,191	240,453
Japan	83,051	90,521	74,824
Asia Pacific	219,247	199,153	159,689
	$1,481,314	$1,377,247	$1,151,834
One worldwide distributor of the Company’s products accounted for 16.6%, 17.1%, and 18.1% of total net revenues in fiscal years 2013, 2012, and 2011, respectively. Another worldwide distributor of the Company’s products accounted for 15.7%, 13.8% and 10.7% of total net revenues in fiscal years 2013, 2012 and 2011, respectively. Another worldwide distributor of the Company’s products accounted for 11.8% of total net revenue in fiscal year 2013. One worldwide distributor accounted for 18.6% of the Company’s accounts receivable as of September 30, 2013. Two worldwide distributors accounted for 13.4% and 12.0% of the Company’s accounts receivable as of September 30, 2012. No other distributors accounted for more than 10% of total net revenue or receivables.

11. Quarterly Results of Operations (Unaudited)
The following presents the Company’s unaudited quarterly results of operations for the eight quarters ended September 30, 2013. The information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. This unaudited information has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that were considered necessary for a fair statement of the Company’s operating results for the quarters presented.

	Three Months Ended
	Sept. 30, 2013	June 30, 2013	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011
	(Unaudited and in thousands, except per share data)
Net revenues
Products	$212,291	$196,746	$185,107	$204,712	$209,718	$207,118	$205,165	$196,554
Services	183,038	173,556	165,125	160,739	152,841	145,516	134,457	125,878
Total	395,329	370,302	350,232	365,451	362,559	352,634	339,622	322,432
Cost of net revenues
Products	35,151	32,350	29,773	31,792	35,752	34,482	33,668	33,200
Services	31,792	32,567	30,529	29,093	26,929	25,805	23,926	22,406
Total	66,943	64,917	60,302	60,885	62,681	60,287	57,594	55,606
Gross profit	328,386	305,385	289,930	304,566	299,878	292,347	282,028	266,826
Operating expenses
Sales and marketing	119,836	121,906	119,031	122,268	116,298	112,064	110,995	106,238
Research and development	54,464	54,075	52,534	48,541	47,731	46,985	43,568	39,122
General and administrative	26,512	25,327	25,889	24,673	24,015	23,298	22,785	21,677
Loss on facility sublease	2,393	—	—	—	—	—	—	—
Total operating expenses	203,205	201,308	197,454	195,482	188,044	182,347	177,348	167,037
Income from operations	125,181	104,077	92,476	109,084	111,834	110,000	104,680	99,789
Other income, net	732	2,874	2,118	1,550	909	1,713	1,428	1,861
Income before income taxes	125,913	106,951	94,594	110,634	112,743	111,713	106,108	101,650
Provision for income taxes	49,682	38,773	31,182	41,141	45,026	39,377	37,467	35,158
Net income	$76,231	$68,178	$63,412	$69,493	$67,717	$72,336	$68,641	$66,492
Net income per share — basic	$0.97	$0.87	$0.81	$0.88	$0.86	$0.91	$0.87	$0.84
Weighted average shares — basic	78,353	78,516	78,601	78,789	78,980	79,135	79,156	79,272
Net income per share — diluted	$0.97	$0.86	$0.80	$0.88	$0.85	$0.91	$0.86	$0.83
Weighted average shares — diluted	78,674	78,864	79,114	79,278	79,425	79,655	79,775	79,822

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992). Based on the results of this assessment and on those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2013.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
During the fourth fiscal quarter, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Certain information required by this item regarding the Company’s directors and executive officers is incorporated herein by reference to the sections entitled “Board of Directors — Nominees and Continuing Directors,” “Corporate Governance — Committees of the Board — Audit Committee” and “— Code of Ethics for Senior Financial Officers” and “— Director Nomination,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement that will be furnished to the SEC no later than January 28, 2014 (the “Proxy Statement”). Additional information regarding the Company’s directors and executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Directors and Executive Officers of the Registrant.”

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
Dated: November 22, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/S/ JOHN MCADAM	Chief Executive Officer, President, and Director (principal executive officer)	November 22, 2013
John McAdam

By:	/S/ ANDY REINLAND	Executive Vice President, Chief Financial Officer (principal financial officer)	November 22, 2013
Andy Reinland

By:	/S/ A. GARY AMES	Director	November 22, 2013
A. Gary Ames

By:	/S/ DEBORAH L. BEVIER	Director	November 22, 2013
Deborah L. Bevier

By:	/S/ JONATHAN CHADWICK	Director	November 22, 2013
Jonathan Chadwick

By:	/S/ ALAN J. HIGGINSON	Director	November 22, 2013
Alan J. Higginson

By:	/S/ MICHAEL L. DREYER	Director	November 22, 2013
Michael L. Dreyer

By:	/S/ SANDRA BERGERON	Director	November 22, 2013
Sandra Bergeron

By:	/S/ STEPHEN SMITH	Director	November 22, 2013
Stephen Smith

EXHIBIT INDEX

Exhibit Number		Exhibit Description
2.1	—
Agreement and Plan of Merger dated as of May 31, 2004, by and among the Registrant, Fire5, Inc., a wholly owned subsidiary of the Registrant, MagniFire Websystems, Inc., and Lucent Venture Partners III LLC(1)

2.2	—	Agreement and Plan of Merger, dated September 6, 2005, among the Registrant, Sparrow Acquisition Corp., Swan Labs Corporation and the other parties referred to therein.(2)
2.3	—	Agreement and Plan of Merger, dated August 6, 2007, among the Registrant, Checkmate Acquisition Corp., Acopia Networks, Inc. and Charles River Ventures, LLC.(18)
3.1	—	Second Amended and Restated Articles of Incorporation of the Registrant(3)
3.2	—	Amended and Restated Bylaws of the Registrant(3)
3.3	—	Second Amended and Restated Bylaws of F5 Networks, Inc.(22)
3.4	—	Third Amended and Restated Bylaws of F5 Networks, Inc.(23)
4.1	—	Specimen Common Stock Certificate(3)
10.1	—	Amended and Restated Office Lease Agreement dated April 3, 2000, between the Registrant and 401 Elliott West LLC(4)
10.2	—	Sublease Agreement dated March 30, 2001 between the Registrant and Cell Therapeutics, Inc.(5)
10.3	—	uRoam Acquisition Equity Incentive Plan(6) §
10.4	—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(3) §
10.5	—	1998 Equity Incentive Plan, as amended(7) §
10.6	—	Form of Option Agreement under the 1998 Equity Incentive Plan(3) §
10.7	—	Amended and Restated Directors’ Nonqualified Stock Option Plan(3) §
10.8	—	Form of Option Agreement under the Amended and Restated Directors’ Nonqualified Stock Option Plan(3) §
10.9	—	Amended and Restated 1996 Stock Option Plan(3) §
10.10	—	Form of Option Agreement under the Amended and Restated 1996 Stock Option Plan(3) §
10.11	—	1999 Non-Employee Directors’ Stock Option Plan(3) §
10.12	—	Form of Option Agreement under 1999 Non-Employee Directors’ Stock Option Plan(3) §
10.13	—	NonQualified Stock Option Agreement between John McAdam and the Registrant dated July 24, 2000(8) §
10.14	—	2000 Employee Equity Incentive Plan(9) §
10.15	—	Form of Option Agreement under the 2000 Equity Incentive Plan(10) §
10.16	—	NonQualified Stock Option Agreement between M. Thomas Hull and the Registrant dated October 20, 2003(11) §
10.17	—	2011 Employee Stock Purchase Plan(27) §
10.18	—	MagniFire Acquisition Equity Incentive Plan(13) §
10.19	—	NonQualified Stock Option Agreement between Karl Triebes and the Registrant dated August 16, 2004(13)
10.20	—	Incentive Compensation Plan for Executive Officers(13) §
10.21	—	2005 Equity Incentive Plan(14) §
10.22	—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan (with acceleration upon change of control)(15) §
10.23	—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan (no acceleration upon change of control)(15) §
10.24	—	Amendment to F5 Networks, Inc. 2005 Equity Incentive Plan Award Agreement, dated March 8, 2006, between the Registrant and John Rodriquez(16) §
10.25	—	Amendment to F5 Networks, Inc. 2005 Equity Incentive Plan Award Agreement, dated March 8, 2006, between the Registrant and Andy Reinland(16) §
10.27	—	Office Lease Agreement with Selig Real Estate Holdings IIX, L.L.C. dated October 31, 2006(17)

Exhibit Number			Exhibit Description
10.28		—	First Amendment to Sublease Agreement dated April 13, 2001 between the Registrant and Cell Therapeutics, Inc.(19)
10.29		—	Second Amendment to Sublease Agreement dated March 6, 2002 between the Registrant and Cell Therapeutics, Inc.(19)
10.30		—	Third Amendment to Sublease Agreement dated as of December 22, 2005 between the Registrant and Cell Therapeutics, Inc.(19)
10.31		—	Assumed Acopia Networks, Inc. 2001 Stock Incentive Plan(20) §
10.32		—	Acopia Acquisition Equity Incentive Plan(20) §
10.33		—	Form of Restricted Stock Unit Agreement under the Acopia Acquisition Equity Incentive Plan (with acceleration upon change of control)(21) §
10.34		—	Form of Restricted Stock Unit Agreement under the Acopia Acquisition Equity Incentive Plan (no acceleration upon change of control)(21) §
10.35		—	Form of Change of Control Agreement between F5 Networks, Inc. and each of John McAdam, John Rodriguez, Karl Triebes, Edward J. Eames, Dan Matte and certain other executive officers(24)
10.36		—	2005 Equity Incentive Plan, as amended January 2009(25)
10.37		—	Form of Restricted Stock Unit Agreement under the 2005 Equity Incentive Plan as amended (with acceleration upon change of control) as revised July 2009(26)
10.38		—	Traffix Communication Systems Ltd. 2007 Israeli Employee Share Option Plan(28)
10.39		—	Traffix Communication Systems Ltd. Acquisition Equity Incentive Plan(28)
10.40		—	LineRate Systems, Inc. Third Amended and Restated 2009 Equity Incentive Plan(29)
10.41		—	LineRate Systems, Inc. Acquisition Equity Incentive Plan(29)
10.42		—	Versafe Ltd. Acquisition Equity Incentive Plan(30)
21.1	*	—	Subsidiaries of the Registrant
23.1	*	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	—	XBRL Instance Document
101.SCH	**	—	XBRL Taxonomy Extension Schema Document
101.CAL	**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

§	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Current Report on Form 8-K dated May 31, 2004 and filed with the SEC on June 2, 2004.

(2)	Incorporated by reference from Current Report on Form 8-K dated October 4, 2005 and filed with the SEC on October 5, 2005.

(3)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(6)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-109895.

(7)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-104169.

(8)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2000.

(9)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-51878.

(10)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2001.

(11)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-112022.

(13)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2004.

(14)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(15)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(16)	Incorporated by reference from Current Report on Form 8-K dated March 8, 2006 and filed with the SEC on March 10, 2006.

(17)	Incorporated by reference from Current Report on Form 8-K dated October 31, 2006 and filed with the SEC on November 3, 2006.

(18)	Incorporated by reference from Current Report on Form 8-K dated August 6, 2007 and filed with the SEC on August 8, 2007.

(19)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2006.

(20)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-146195.

(21)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2007.

(22)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2008.

(23)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

(24)	Incorporated by reference from Current Report on Form 8-K dated April 29, 2009 and filed with the SEC on May 4, 2009.

(25)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

(26)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(27)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(28)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-179794.

(29)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-186765.

(30)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-191773.