Form 10-Q
period 2013-12-31
F5 NETWORKS INC
filed 2014-02-06
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of February 3, 2014 was 75,443,409.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31, 2013	September 30, 2013
ASSETS
Current assets
Cash and cash equivalents	$231,328	$189,693
Short-term investments	346,863	352,450
Accounts receivable, net of allowances of $4,326 and $3,259	220,784	204,205
Inventories	19,051	19,026
Deferred tax assets	20,530	16,342
Other current assets	32,387	34,655
Total current assets	870,943	816,371
Property and equipment, net	62,157	63,522
Long-term investments	657,018	728,981
Deferred tax assets	25,714	22,389
Goodwill	523,727	523,727
Other assets, net	75,280	75,564
Total assets	$2,214,839	$2,230,554
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$38,151	$37,313
Accrued liabilities	125,716	92,608
Deferred revenue	450,104	421,429
Total current liabilities	613,971	551,350
Other long-term liabilities	24,176	25,202
Deferred revenue, long-term	117,622	109,944
Deferred tax liabilities	5,000	5,346
Total long-term liabilities	146,798	140,492
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 76,040 and 78,090 shares issued and outstanding	109,949	262,505
Accumulated other comprehensive loss	(7,548)	(7,414)
Retained earnings	1,351,669	1,283,621
Total shareholders’ equity	1,454,070	1,538,712
Total liabilities and shareholders’ equity	$2,214,839	$2,230,554
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended December 31,
	2013	2012
Net revenues
Products	$218,601	$204,712
Services	187,851	160,739
Total	406,452	365,451
Cost of net revenues
Products	37,244	31,792
Services	35,639	29,093
Total	72,883	60,885
Gross profit	333,569	304,566
Operating expenses
Sales and marketing	134,803	122,268
Research and development	64,133	48,541
General and administrative	25,500	24,673
Total	224,436	195,482
Income from operations	109,133	109,084
Other income, net	246	1,550
Income before income taxes	109,379	110,634
Provision for income taxes	41,331	41,141
Net income	$68,048	$69,493
Net income per share — basic	$0.88	$0.88
Weighted average shares — basic	77,438	78,789
Net income per share — diluted	$0.87	$0.88
Weighted average shares — diluted	77,822	79,278
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended December 31,
	2013	2012
Net income	$68,048	$69,493
Other comprehensive loss:
Foreign currency translation adjustment	(576)	(257)
Available-for-sale securities:
Unrealized gains (losses) on securities, net of taxes of $(260) and $266 for the three months ended December 31, 2013 and 2012, respectively	480	(430)
Reclassification adjustment for realized gains included in net income, net of taxes of $22 and $14 for the three months ended December 31, 3013 and 2012, respectively	(38)	(23)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	442	(453)
Total other comprehensive loss	(134)	(710)
Comprehensive income	$67,914	$68,783
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended December 31,
	2013	2012
Operating activities
Net income	$68,048	$69,493
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on disposition of assets and investments	(59)	26
Stock-based compensation	34,528	26,710
Provisions for doubtful accounts and sales returns	1,168	349
Depreciation and amortization	11,437	9,934
Deferred income taxes	(8,702)	(1,265)
Changes in operating assets and liabilities:
Accounts receivable	(17,746)	(24,256)
Inventories	(25)	(1,313)
Other current assets	2,189	(4,979)
Other assets	(1,876)	428
Accounts payable and accrued liabilities	33,611	36,411
Deferred revenue	36,353	33,268
Net cash provided by operating activities	158,926	144,806
Investing activities
Purchases of investments	(147,534)	(313,114)
Maturities of investments	168,026	165,193
Sales of investments	54,660	23,020
Increase in restricted cash	(6)	(728)
Purchases of property and equipment	(4,980)	(7,788)
Net cash provided by (used in) investing activities	70,166	(133,417)
Financing activities
Excess tax benefit from stock-based compensation	182	503
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	13,188	11,583
Repurchase of common stock	(200,000)	(50,000)
Net cash used in financing activities	(186,630)	(37,914)
Net increase (decrease) in cash and cash equivalents	42,462	(26,525)
Effect of exchange rate changes on cash and cash equivalents	(827)	(93)
Cash and cash equivalents, beginning of period	189,693	211,181
Cash and cash equivalents, end of period	$231,328	$184,563
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Summary of Significant Accounting Policies
Description of Business
F5 Networks, Inc. (the “Company”) is the leading developer and provider of software-defined application services. The Company’s core technology is a full-proxy, programmable, highly-scalable software platform called TMOS, which supports the industry’s broadest array of features and functions designed to ensure that applications delivered over Internet Protocol (IP) networks are secure, fast and available. The Company’s TMOS-based offerings include software products for local and global traffic management, network and application security, access management, web acceleration and a number of other network and application services. These products are available as modules that can run individually or as part of an integrated solution on the Company’s high-performance, scalable, purpose-built BIG-IP appliances and VIPRION chassis-based hardware, or as software-only Virtual Editions designed to run on standard servers and major hypervisors. In connection with its products, the Company offers a broad range of services including consulting, training, installation, maintenance and other technical support services.
Basis of Presentation
The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
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
The Company is typically not able to determine VSOE or TPE for non-software products. TPE is determined based on competitor prices for similar elements when sold separately. Generally, the Company’s go-to-market strategy differs from that of other competitive products or services in its markets and the Company’s offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine the selling prices on a stand-alone basis of similar products offered by its competitors.
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
The Company considered potential impairment indicators of goodwill and acquired intangible assets at December 31, 2013 and noted no indicators of impairment.
Stock-Based Compensation
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $34.5 million and $26.7 million of stock-based compensation expense for the three months ended December 31, 2013 and 2012, respectively. As of December 31, 2013, there was $166.1 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
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
The Company recognizes compensation expense for only the portion of restricted stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The Company’s estimated forfeiture rate in the first quarter of fiscal year 2014 is 6.6% for grants awarded to the Company’s executive officers and Board of Directors, and 6.9% for grants awarded to all other employees. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
In November 2013, the Company granted 231,320 RSUs to certain current executive officers as part of the annual equity awards program. Fifty percent of the aggregate number of RSUs vest in equal quarterly increments over four years, until such portion of the grant is fully vested on November 1, 2017. One-eighth of the RSU grant, or a portion thereof, is subject to the Company achieving specified quarterly revenue and EBITDA goals during fiscal year 2014. In each case, 70% of the quarterly performance stock grant is based on achieving at least 80% of the quarterly revenue goal and the other 30% is based on achieving at least 80% of the quarterly EBITDA goal. The quarterly performance stock grant is paid linearly above 80% of the targeted goals. At least 100% of both goals must be attained in order for the quarterly performance stock grant to be awarded over 100%. Each goal is evaluated individually and subject to the 80% achievement threshold and 100% over-achievement threshold. The remaining 37.5% of this annual equity awards RSU grant shall be subject to quarterly performance based vesting for fiscal years 2015, 2016 and 2017 (12.5% in each period). The Compensation Committee of the Board of Directors will set applicable performance targets and vesting formulas for each of these periods.
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
Common Stock Repurchase
On November 22, 2013, the Company announced that its Board of Directors authorized an additional $300 million for its common stock share repurchase program. This new authorization is incremental to the existing $800 million program, initially approved in October 2010 and expanded in August 2011, October 2011 and April 2013. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time.
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended December 31,
	2013	2012
Numerator
Net income	$68,048	$69,493
Denominator
Weighted average shares outstanding — basic	77,438	78,789
Dilutive effect of common shares from stock options and restricted stock units	384	489
Weighted average shares outstanding — diluted	77,822	79,278
Basic net income per share	$0.88	$0.88
Diluted net income per share	$0.87	$0.88
An immaterial amount of common shares potentially issuable from stock options for the three months ended December 31, 2013 and 2012, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.
Comprehensive Income
Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains or losses on securities and foreign currency translation adjustments are included in accumulated other comprehensive loss.
Recent Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-2), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-2 requires presentation, either on the face of the financial statements or in the notes, of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. ASU 2013-2 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted ASU 2013-2 in the first quarter of fiscal 2014. The adoption of ASU 2013-2 did not have a significant impact on the Company's consolidated financial statements, but did require additional disclosures.
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
The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at December 31, 2013, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2013
Cash equivalents	$37,071	$—	$—	$37,071
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	111,705	—	111,705
Available-for-sale securities — municipal bonds and notes	—	60,906	—	60,906
Available-for-sale securities — U.S. government securities	—	5,000	—	5,000
Available-for-sale securities — U.S. government agency securities	—	169,252	—	169,252
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	274,196	—	274,196
Available-for-sale securities — municipal bonds and notes	—	26,307	—	26,307
Available-for-sale securities — U.S. government securities	—	12,395	—	12,395
Available-for-sale securities — U.S. government agency securities	—	344,120	—	344,120
Total	$37,071	$1,003,881	$—	$1,040,952

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2013, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2013
Cash equivalents	$13,145	$—	$—	$13,145
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	125,212	—	125,212
Available-for-sale securities — municipal bonds and notes	—	72,164	—	72,164
Available-for-sale securities — U.S. government securities	—	5,000		5,000
Available-for-sale securities — U.S. government agency securities	—	150,074	—	150,074
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	260,318	—	260,318
Available-for-sale securities — municipal bonds and notes	—	24,371	—	24,371
Available-for-sale securities — U.S. government securities	—	14,798	—	14,798
Available-for-sale securities — U.S. government agency securities	—	426,458	—	426,458
Available-for-sale securities — auction rate securities	—	—	3,036	3,036
Total	$13,145	$1,078,395	$3,036	$1,094,576
The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

	Three months ended December 31,
	2013	2012
Balance, beginning of period	$3,036	$4,750
Total gains (losses) realized or unrealized:
Included in other comprehensive income	264	(150)
Settlements	(3,300)	—
Balance, end of period	$—	$4,600
Unrealized losses attributable to assets still held as of end of period	—	(150)
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is limited market activity such that the determination of fair value requires significant judgment or estimation.
The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three months ended December 31, 2013, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.

3. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

December 31, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$111,530	$182	$(7)	$111,705
Municipal bonds and notes	60,859	58	(11)	60,906
U.S. government securities	5,000	—	—	5,000
U.S. government agency securities	169,204	65	(17)	169,252
	$346,593	$305	$(35)	$346,863

September 30, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$125,010	$210	$(8)	$125,212
Municipal bonds and notes	72,116	58	(10)	72,164
U.S. government securities	4,998	2	—	5,000
U.S. government agency securities	150,069	15	(10)	150,074
	$352,193	$285	$(28)	$352,450
Long-term investments consist of the following (in thousands):

December 31, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$273,876	$541	$(221)	$274,196
Municipal bonds and notes	26,277	35	(5)	26,307
U.S. government securities	12,358	37	—	12,395
U.S. government agency securities	344,185	203	(268)	344,120
	$656,696	$816	$(494)	$657,018

September 30, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$260,345	$363	$(390)	$260,318
Municipal bonds and notes	24,332	44	(5)	24,371
Auction rate securities	3,300	—	(264)	3,036
U.S. government securities	14,755	43	—	14,798
U.S. government agency securities	426,616	294	(452)	426,458
	$729,348	$744	$(1,111)	$728,981
The amortized cost and fair value of fixed maturities at December 31, 2013, by contractual years-to-maturity, are presented below (in thousands):

	Cost or Amortized Cost	Fair Value
One year or less	$346,593	$346,863
Over one year	656,696	657,018
	$1,003,289	$1,003,881

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2013 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$89,781	$(223)	$15,393	$(5)	$105,174	$(228)
Municipal bonds and notes	16,411	(16)	—	—	16,411	(16)
U.S. government agency securities	272,915	(263)	23,497	(22)	296,412	(285)
Total	$379,107	$(502)	$38,890	$(27)	$417,997	$(529)
The Company invests in securities that are rated investment grade or better. The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of December 31, 2013, there were no investments in its portfolio that were other-than-temporarily impaired.
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
Inventories consist of the following (in thousands):

	December 31, 2013	September 30, 2013
Finished goods	$13,417	$13,509
Raw materials	5,634	5,517
	$19,051	$19,026
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
The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of December 31, 2013 and December 31, 2012 were not material.
Commitments
As of December 31, 2013, the Company’s principal commitments consisted of obligations outstanding under operating leases. The Company leases its facilities under operating leases that expire at various dates through 2023. There have been no material changes in the Company’s principal lease commitments compared to those discussed in Note 8 to its annual financial statements.

The Company currently has arrangements with contract manufacturers and other suppliers for the manufacturing of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless they give notice of order cancellation in advance of applicable lead times. There have been no material changes in the Company's inventory purchase obligations compared to those discussed in Note 8 to its annual financial statements.
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
6. Income Taxes
The effective tax rate was 37.8% and 37.2% for the three months ended December 31, 2013 and 2012, respectively. The increase in the effective tax rate is primarily due to state income taxes and non-deductible stock-based compensation expense.
At December 31, 2013, the Company had $7.3 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements.  The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2009. The Company is in the process of completing an IRS audit for fiscal year 2011. The Company is also currently under audit by various states for fiscal years 2009 through 2012. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2012 for the United Kingdom, 2007 for Japan, 2008 for Singapore, and 2009 for Australia. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years 2009 and 2010 state income tax returns, and the fiscal year 2010 federal income tax return.
7. Geographic Sales and Significant Customers
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Management has determined that the Company is organized as, and operates in, one reportable operating segment: the development, marketing and sale of application delivery networking products that optimize the security, performance and availability of network applications, servers and storage systems.
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

The following presents revenues by geographic region (in thousands):

	Three months ended December 31,
	2013	2012
Americas:
United States	$205,611	$194,838
Other	21,046	18,179
Total Americas	226,657	213,017
EMEA	97,348	82,858
Japan	21,050	18,043
Asia Pacific	61,397	51,533
	$406,452	$365,451
Three worldwide distributors of the Company’s products accounted for 14.3%, 17.9%, and 13.5% of total net revenue for the three month period ended December 31, 2013. Three worldwide distributors of the Company’s products accounted for 16.9%, 15.2%, and 11.0% of total net revenue for the three month period ended December 31, 2012. Three worldwide distributors accounted for 16.1%, 12.0% and 11.0% of the Company’s accounts receivable as of December 31, 2013. Two worldwide distributors accounted for 11.2% and 10.3% of the Company’s accounts receivable as of December 31, 2012. No other distributors accounted for more than 10% of total net revenue or receivables.
8. Subsequent Events
On January 22, 2014, the Company announced that its Board of Directors authorized an additional $500 million for its common stock share repurchase program. This new authorization is incremental to the existing $1.1 billion program, initially approved in October 2010 and expanded in August 2011, October 2011, April 2013 and November 2013. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of February 3, 2014, the Company had repurchased and retired 14,872,785 shares at an average price of $75.65 per share and the Company had $674.2 million remaining to purchase shares as part of its repurchase programs.

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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The decrease in cash and investments for the first three months of fiscal year 2014 was primarily due to $200.0 million of cash used to repurchase outstanding common stock under our stock repurchase program, partially offset by cash provided by operating activities of $158.9 million. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $5.0 million for the first three months of fiscal year 2014 were comprised primarily of information technology infrastructure and equipment purchases to support the growth of our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased in the first quarter of fiscal year 2014 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the first quarter of fiscal year 2014 was 49.

Summary of Critical Accounting Policies and Estimates
The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that, of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: revenue recognition; reserve for doubtful accounts; reserve for product returns; accounting for income taxes; stock-based compensation; goodwill and intangible assets; and investments. None of these accounting policies and estimates have significantly changed since our annual report on Form 10-K for the year ended September 30, 2013 (Form 10-K). Critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.
Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended December 31,
	2013	2012
	(in thousands, except percentages)
Net Revenues
Products	$218,601	$204,712
Services	187,851	160,739
Total	$406,452	$365,451
Percentage of net revenues
Products	53.8%	56.0%
Services	46.2	44.0
Total	100.0%	100.0%
Net revenues. Total net revenues increased 11.2% for the three months ended December 31, 2013, from the same period in the prior year. Overall revenue growth for the three months ended December 31, 2013 was primarily due to increased service and product revenues as a result of our increased installed base of products and increased demand for our core ADN products. International revenues represented 49.4% of total net revenues for the three months ended December 31, 2013, compared to 46.7% for the same period in the prior year. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
Net product revenues increased 6.8% for the three months ended December 31, 2013, from the same period in the prior year. The increase in net product revenues for the three months ended December 31, 2013 was due to an increase of $16.0 million in sales of our ADN products from the same period in the prior year. Sales of our ADN products represented 99.8% of product revenues for the three months ended December 31, 2013, compared to 98.8% of product revenues for the three months ended December 31, 2012.
Net service revenues increased 16.9% for the three months ended December 31, 2013, from the same period in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.
Avnet Technology Solutions, Ingram Micro, and Westcon, three of our worldwide distributors, accounted for 14.3%, 17.9%, and 13.5% of our total net revenue for the three months ended December 31, 2013, respectively. Avnet Technology Solutions, Ingram Micro, and Westcon accounted for 16.9%, 15.2%, and 11.0% of our total net revenue for the three months ended December 31, 2012, respectively. Ingram Micro, Westcon, and Arrow ECS, another worldwide distributor, accounted for 11.0%, 16.1%, and 12.0% of our accounts receivable as of December 31, 2013, respectively. Avnet Technology Solutions and Ingram Micro accounted for 11.2% and 10.3% of our accounts receivable as of December 31, 2012, respectively. No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended December 31,
	2013	2012
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$37,244	$31,792
Services	35,639	29,093
Total	72,883	60,885
Gross profit	$333,569	$304,566
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	17.0%	15.5%
Services	19.0	18.1
Total	17.9	16.7
Gross profit	82.1%	83.3%
Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased 17.1% for the three months ended December 31, 2013, as compared to the same period in the prior year. The increase in cost of net product revenues is primarily due to a higher volume of units shipped.
Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three months ended December 31, 2013, cost of net service revenues as a percentage of net service revenues was 19.0%, compared to 18.1% for the three months ended December 31, 2012. Professional services headcount at the end of December 2013 increased to 824 from 701 at the end of December 2012. In addition, cost of net service revenues included stock-based compensation expense of $3.4 million for the three months ended December 31, 2013, compared to $2.6 million for the same period in the prior year.

	Three months ended December 31,
	2013	2012
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$134,803	$122,268
Research and development	64,133	48,541
General and administrative	25,500	24,673
Total	$224,436	$195,482
Operating expenses (as a percentage of net revenue)
Sales and marketing	33.1%	33.5%
Research and development	15.8	13.3
General and administrative	6.3	6.7
Total	55.2%	53.5%
Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased 10.3% for the three months ended December 31, 2013, from the comparable period in the prior year. The increase in sales and marketing expense was primarily due to an increase of $5.9 million in commissions and personnel costs for the three months ended December 31, 2013, from the comparable period in the prior year. The increased commissions and personnel costs were driven primarily by growth in sales and marketing employee headcount for the corresponding period. Sales and marketing headcount at the end of December 2013 increased to 1,365 from 1,296 at the end of December 2012. Sales and marketing expense included stock-based compensation expense of $14.0 million for the three months ended December 31, 2013, compared to $10.6 million for the same period in the prior year.
Research and development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 32.1% for the three months ended December 31, 2013, from the comparable period in the prior year. The increase in research and development expense was primarily due to an increase of $7.2 million in personnel costs for the three months ended December 31, 2013, from the comparable period in the prior year. Research and development headcount at the end of December 2013 increased to 968 from 802 at the end of December 2012. Research and development expense included stock-based compensation expense of $11.6 million for the three months ended December 31, 2013, compared to $7.8 million for the same period in the prior year. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 3.4% for the three months ended December 31, 2013, from the comparable period in the prior year. The increase in general and administrative expense was primarily due to an increase of $0.8 million in personnel costs for the three months ended December 31, 2013, from the comparable period in the prior year. Stock-based compensation expense was $5.0 million for the three months ended December 31, 2013, compared to $5.4 million for the same period in the prior year. The decrease in stock-based compensation expense from the prior year is primarily due to the departure of certain executive officers and the cancellation of their stock-based awards. General and administrative headcount at the end of December 2013 increased to 363 from 328 at the end of December 2012.

	Three months ended December 31,
	2013	2012
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$109,133	$109,084
Other income, net	246	1,550
Income before income taxes	109,379	110,634
Provision for income taxes	41,331	41,141
Net income	$68,048	$69,493
Other income and income taxes (as percentage of net revenue)
Income from operations	26.8%	29.9%
Other income, net	0.1	0.4
Income before income taxes	26.9	30.3
Provision for income taxes	10.2	11.3
Net income	16.7%	19.0%
Other income, net. Other income, net consists primarily of interest income and foreign currency transaction gains and losses. The decrease in other income, net for the three months ended December 31, 2013, from the comparable period in the prior year was primarily due to a $1.0 million charge for a legal settlement.
Provision for income taxes. The effective tax rate was 37.8% and 37.2% for the three months ended December 31, 2013 and 2012, respectively. The increase in the effective tax rate is primarily due to state income taxes and non-deductible stock-based compensation expense.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at December 31, 2013 and December 31, 2012 were $41.2 million and $46.6 million, respectively. The net deferred tax assets include valuation allowances of $9.6 million and $0.4 million as of December 31, 2013 and December 31, 2012, respectively, which are primarily related to tax net operating losses incurred in certain foreign jurisdictions.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,235.2 million as of December 31, 2013, compared to $1,271.1 million as of September 30, 2013, representing a decrease of $35.9 million. The decrease was primarily due to $200.0 million of cash required for the repurchase of outstanding common stock under our stock repurchase program for the three months ended December 31, 2013, which was partially offset by cash provided by operating activities of $158.9 million for the three months ended December 31, 2013. Cash provided by operating activities for the first three months of fiscal year 2014 resulted from net income of $68.0 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.
Cash provided by investing activities was $70.2 million for the three months ended December 31, 2013, compared to cash used in investing activities of $133.4 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions, capital expenditures and changes in restricted cash requirements. The amount of cash provided by investing activities for the three months ended December 31, 2013 was primarily due to the sales and maturity of investments partially offset by purchases of investments and capital expenditures related to maintaining our operations worldwide.
Cash used in financing activities was $186.6 million for the three months ended December 31, 2013, compared to cash used in financing activities of $37.9 million for the same period in the prior year. Our financing activities for the three months ended December 31, 2013 consisted primarily of cash required for the repurchase of outstanding common stock under our stock repurchase program of $200.0 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $13.2 million.
Obligations and Commitments
As of December 31, 2013, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2023. There have been no material changes in our principal lease commitments compared to those discussed in Note 8 to our annual financial statements.
We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. There have been no material changes in our inventory purchase obligations compared to those discussed in Note 8 to our annual financial statements.
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
Our success depends on sales and continued innovation of our application delivery networking product lines
For the fiscal year ended September 30, 2013 and the three months ended December 31, 2013, we derived approximately 99.3% and 99.8% of our net product revenues, respectively, or approximately 53.5% and 53.7% of our total net revenues, respectively, from sales of our application delivery networking (ADN) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability, performance, and security problems for our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.

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
We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business
We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. These channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our indirect sales channel structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, three worldwide distributors of our products accounted for 44.1% of our total net revenue for fiscal year 2013. Two worldwide distributors of our products accounted for 30.9% of our total net revenue for fiscal year 2012. Three worldwide distributors of our products accounted for 45.7% of our total net revenue for the three months ended December 31, 2013. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
We must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer contracts. We intend to continue expanding into international markets. Sales outside of the Americas represented 42.5% and 42.4% of our net revenues for the fiscal years ended September 30, 2013 and 2012, respectively, and 44.2% for the three months ended December 31, 2013.
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
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of December 31, 2013. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of December 31, 2013, approximately 53% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three month period ended December 31, 2013, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2013.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.
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
On November 22, 2013, the Company announced that its Board of Directors authorized an additional $300 million for its common stock share repurchase program. This new authorization is incremental to the existing $800 million program, initially approved in October 2010 and expanded in August 2011, October 2011 and April 2013. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of February 3, 2014, the Company had repurchased and retired 14,872,785 shares at an average price of $75.65 per share and the Company had $674.2 million remaining to purchase shares as part of its repurchase programs.
Shares repurchased and retired as of February 3, 2014 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2012 — October 31, 2012	—	$—	—	$181,263
November 1, 2012 — November 30, 2012	322,187	$87.58	322,187	$153,035
December 1, 2012 — December 31, 2012	233,056	$93.39	233,056	$131,263

January 1, 2013 — January 31, 2013	15,000	$105.75	15,000	$129,676
February 1, 2013 — February 28, 2013	237,438	$102.74	237,438	$105,274
March 1, 2013 — March 31, 2013	255,979	$93.77	255,979	$81,263

April 1, 2013 — April 30, 2013	—	$—	—	$281,263
May 1, 2013 — May 31, 2013	380,687	$78.69	380,687	$251,295
June 1, 2013 — June 30, 2013	252,772	$79.22	252,772	$231,264

July 1, 2013 — July 31, 2013	10,000	$87.47	10,000	$230,389
August 1, 2013 — August 31, 2013	271,500	$87.76	271,500	$206,554
September 1, 2013 — September 30, 2013	287,847	$87.83	287,847	$181,264

October 1, 2013 — October 31, 2013	57,152	$84.45	57,152	$176,436
November 1, 2013 — November 30, 2013	1,153,393	$82.48	1,153,393	$381,264
December 1, 2013 — December 31, 2013	1,218,150	$82.06	1,218,150	$281,264

January 1, 2014 — January 31, 2014	695,250	$107.23	695,250	$706,712
February 1, 2014 — February 3, 2014	300,000	$108.22	300,000	$674,246

On January 22, 2014, the Company announced that its Board of Directors authorized an additional $500 million for its common stock share repurchase program. This new authorization is incremental to the existing $1.1 billion program, initially approved in October 2010 and expanded in August 2011, October 2011, April 2013 and November 2013. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time.

Item 6.	Exhibits

Exhibit Number		Exhibit Description

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of February, 2014.

F5 NETWORKS, INC.

By:	/s/ ANDY REINLAND
Andy Reinland
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)