Form 10-Q
period 2014-03-31
F5 NETWORKS INC
filed 2014-05-08
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of May 5, 2014 was 75,725,399.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2014	September 30, 2013
ASSETS
Current assets
Cash and cash equivalents	$239,836	$189,693
Short-term investments	383,924	352,450
Accounts receivable, net of allowances of $4,205 and $3,259	223,472	204,205
Inventories	20,710	19,026
Deferred tax assets	23,724	16,342
Other current assets	58,753	34,655
Total current assets	950,419	816,371
Property and equipment, net	61,608	63,522
Long-term investments	541,172	728,981
Deferred tax assets	22,834	22,389
Goodwill	517,611	523,727
Other assets, net	72,556	75,564
Total assets	$2,166,200	$2,230,554
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$40,371	$37,313
Accrued liabilities	96,070	92,608
Deferred revenue	461,402	421,429
Total current liabilities	597,843	551,350
Other long-term liabilities	22,661	25,202
Deferred revenue, long-term	126,328	109,944
Deferred tax liabilities	4,429	5,346
Total long-term liabilities	153,418	140,492
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 75,200 and 78,090 shares issued and outstanding	21,320	262,505
Accumulated other comprehensive loss	(7,241)	(7,414)
Retained earnings	1,400,860	1,283,621
Total shareholders’ equity	1,414,939	1,538,712
Total liabilities and shareholders’ equity	$2,166,200	$2,230,554
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Net revenues
Products	$225,135	$185,107	$443,736	$389,819
Services	194,908	165,125	382,759	325,864
Total	420,043	350,232	826,495	715,683
Cost of net revenues
Products	37,806	29,773	75,050	61,565
Services	37,856	30,529	73,495	59,622
Total	75,662	60,302	148,545	121,187
Gross profit	344,381	289,930	677,950	594,496
Operating expenses
Sales and marketing	140,252	119,031	275,055	241,299
Research and development	67,232	52,534	131,365	101,075
General and administrative	26,033	25,889	51,533	50,562
Total	233,517	197,454	457,953	392,936
Income from operations	110,864	92,476	219,997	201,560
Other income, net	23	2,118	269	3,668
Income before income taxes	110,887	94,594	220,266	205,228
Provision for income taxes	41,246	31,182	82,577	72,323
Net income	$69,641	$63,412	$137,689	$132,905
Net income per share — basic	$0.92	$0.81	$1.80	$1.69
Weighted average shares — basic	75,508	78,601	76,483	78,696
Net income per share — diluted	$0.91	$0.80	$1.79	$1.68
Weighted average shares — diluted	76,244	79,114	77,086	79,263
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Net income	$69,641	$63,412	$137,689	$132,905
Other comprehensive income (loss):
Foreign currency translation adjustment	303	(1,235)	(272)	(1,492)
Available-for-sale securities:
Unrealized gains (losses) on securities, net of taxes of $(2) and $79 for the three months ended March 31, 2014 and 2013, respectively, and $(261) and $345 for the six months ended March 31, 2014 and 2013, respectively	41	45	521	(385)
Reclassification adjustment for realized gains included in net income, net of taxes of $22 and $105 for the three months ended March 31, 2014 and 2013, respectively, and $45 and $119 for the six months ended March 31, 2014 and 2013, respectively	(38)	(179)	(76)	(202)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	3	(134)	445	(587)
Total other comprehensive income (loss)	306	(1,369)	173	(2,079)
Comprehensive income	$69,947	$62,043	$137,862	$130,826
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended March 31,
	2014	2013
Operating activities
Net income	$137,689	$132,905
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on disposition of assets and investments	(120)	(217)
Stock-based compensation	70,164	54,320
Provisions for doubtful accounts and sales returns	1,610	578
Depreciation and amortization	22,678	19,913
Deferred income taxes	(3,491)	(1,313)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(20,877)	(8,202)
Inventories	(1,684)	(553)
Other current assets	(24,148)	(29,198)
Other assets	(1,257)	621
Accounts payable and accrued liabilities	3,973	13,243
Deferred revenue	56,356	43,371
Net cash provided by operating activities	240,893	225,468
Investing activities
Purchases of investments	(289,521)	(446,978)
Maturities of investments	342,100	329,141
Sales of investments	98,319	138,171
Decrease (increase) in restricted cash	26	(729)
Acquisition of businesses, net of cash acquired	—	(124,918)
Purchases of property and equipment	(10,119)	(14,769)
Net cash provided by (used in) investing activities	140,805	(120,082)
Financing activities
Excess tax benefit from stock-based compensation	4,808	2,395
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	13,917	12,040
Repurchase of common stock	(350,000)	(100,000)
Net cash used in financing activities	(331,275)	(85,565)
Net increase in cash and cash equivalents	50,423	19,821
Effect of exchange rate changes on cash and cash equivalents	(280)	(1,340)
Cash and cash equivalents, beginning of period	189,693	211,181
Cash and cash equivalents, end of period	$239,836	$229,662
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
If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the provisions of authoritative guidance require that the Company perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. In March 2014, the Company completed a qualitative assessment of potential impairment indicators and concluded that it was more-likely-than-not that the fair value of its reporting unit exceeded its carrying amount.
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
The Company considered potential impairment indicators of goodwill and acquired intangible assets at March 31, 2014 and noted no indicators of impairment. The Company reduced the carrying amount of goodwill by $6.1 million in the current period to correct the original accounting for a 2007 acquisition, which omitted certain acquired deferred tax assets. The Company reduced goodwill to reflect the additional deferred tax assets obtained at the date of acquisition. No other financial statement amounts were affected by this correction. The correction was not material to the current period or any of the previous period financial statements.
Stock-Based Compensation
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $35.6 million and $27.6 million of stock-based compensation expense for the three months ended March 31, 2014 and 2013, respectively, and $70.2 million and $54.3 million for the six months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was $141.6 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
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
The Company recognizes compensation expense for only the portion of restricted stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The Company’s estimated forfeiture rate in the second quarter of fiscal year 2014 is 6.6% for grants awarded to the Company’s executive officers and Board of Directors, and 6.9% for grants awarded to all other employees. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
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
In November 2011, as part of the annual review of executive compensation by the Compensation Committee of the Board of Directors and a change in the grant date for the Company’s annual equity awards program for the executive officers from August 1 to November 1, the Company granted 82,968 RSUs to certain current executive officers. Fifty percent of the aggregate number of RSUs vest in equal quarterly increments over three years, until such portion of the grant is fully vested on November 1, 2014. One-third of the RSU grant, or a portion thereof, was subject to the Company achieving specified quarterly revenue and EBITDA goals during fiscal years 2012 and 2013. The remaining 16.66% of this annual equity awards RSU grant shall be subject to quarterly performance based vesting for fiscal year 2014. The Compensation Committee of the Board of Directors will set applicable performance targets and vesting formulas for each of these periods.
In August 2011, the Company granted 170,390 RSUs to certain current executive officers as part of the annual equity awards program. Fifty percent of the aggregate number of RSUs granted as part of the annual equity awards program vest in equal quarterly increments over three years, until such portion of the grant is fully vested on August 1, 2014. One-sixth of the annual equity awards RSU grant, or a portion thereof, was subject to the Company achieving specified quarterly revenue and EBITDA goals during the period beginning in the fourth quarter of fiscal year 2011 through the third quarter of fiscal year 2012. One-sixth of the annual equity awards RSU grant, or a portion thereof, was subject to the Company achieving specified quarterly revenue and EBITDA goals during the period beginning in the fourth quarter of fiscal year 2012 through the third quarter of fiscal year 2013. The remaining 16.66% of this annual equity awards RSU grant shall be subject to performance based vesting for the four quarter period beginning with the fourth quarter of fiscal years 2013 through the third quarter of fiscal year 2014. The Compensation Committee of the Board of Directors will set applicable performance targets and vesting formulas for each of these periods.
The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment.
Common Stock Repurchase
On January 22, 2014, the Company announced that its Board of Directors authorized an additional $500 million for its common stock share repurchase program. This new authorization is incremental to the existing $1.1 billion program, initially approved in October 2010 and expanded in August 2011, October 2011, April 2013 and November 2013. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of May 5, 2014, the Company had repurchased and retired 15,525,009 shares at an average price of $77.00 per share and the Company had $604.5 million remaining to purchase shares as part of its repurchase programs.
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Numerator
Net income	$69,641	$63,412	$137,689	$132,905
Denominator
Weighted average shares outstanding — basic	75,508	78,601	76,483	78,696
Dilutive effect of common shares from stock options and restricted stock units	736	513	603	567
Weighted average shares outstanding — diluted	76,244	79,114	77,086	79,263
Basic net income per share	$0.92	$0.81	$1.80	$1.69
Diluted net income per share	$0.91	$0.80	$1.79	$1.68
An immaterial amount of common shares potentially issuable from stock options for the three and six months ended March 31, 2014 and 2013, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.
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
The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at March 31, 2014, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2014
Cash equivalents	$46,895	$—	$—	$46,895
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	147,552	—	147,552
Available-for-sale securities — municipal bonds and notes	—	65,257	—	65,257
Available-for-sale securities — U.S. government agency securities	—	171,115	—	171,115
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	305,513	—	305,513
Available-for-sale securities — municipal bonds and notes	—	15,954	—	15,954
Available-for-sale securities — U.S. government securities	—	12,401	—	12,401
Available-for-sale securities — U.S. government agency securities	—	207,304	—	207,304
Total	$46,895	$925,096	$—	$971,991

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
The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Balance, beginning of period	$—	$4,600	$3,036	$4,750
Total gains (losses) realized or unrealized:
Included in other comprehensive income	—	48	264	(102)
Settlements	—	(600)	(3,300)	(600)
Balance, end of period	$—	$4,048	$—	$4,048
Unrealized gains (losses) attributable to assets still held as of end of period	—	48	—	(102)
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is limited market activity such that the determination of fair value requires significant judgment or estimation.
The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three months ended March 31, 2014, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.

3. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

March 31, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$147,255	$305	$(8)	$147,552
Municipal bonds and notes	65,201	61	(5)	65,257
U.S. government agency securities	170,996	126	(7)	171,115
	$383,452	$492	$(20)	$383,924

September 30, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$125,010	$210	$(8)	$125,212
Municipal bonds and notes	72,116	58	(10)	72,164
U.S. government securities	4,998	2	—	5,000
U.S. government agency securities	150,069	15	(10)	150,074
	$352,193	$285	$(28)	$352,450
Long-term investments consist of the following (in thousands):

March 31, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$305,405	$456	$(348)	$305,513
Municipal bonds and notes	15,938	19	(3)	15,954
U.S. government securities	12,363	38	—	12,401
U.S. government agency securities	207,341	156	(193)	207,304
	$541,047	$669	$(544)	$541,172

September 30, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$260,345	$363	$(390)	$260,318
Municipal bonds and notes	24,332	44	(5)	24,371
Auction rate securities	3,300	—	(264)	3,036
U.S. government securities	14,755	43	—	14,798
U.S. government agency securities	426,616	294	(452)	426,458
	$729,348	$744	$(1,111)	$728,981
The amortized cost and fair value of fixed maturities at March 31, 2014, by contractual years-to-maturity, are presented below (in thousands):

	Cost or Amortized Cost	Fair Value
One year or less	$383,452	$383,924
Over one year	541,047	541,172
	$924,499	$925,096

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2014 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$156,712	$(354)	$5,083	$(2)	$161,795	$(356)
Municipal bonds and notes	8,149	(8)	—	—	8,149	(8)
U.S. government agency securities	117,961	(195)	11,582	(5)	129,543	(200)
Total	$282,822	$(557)	$16,665	$(7)	$299,487	$(564)
The Company invests in securities that are rated investment grade or better. The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of March 31, 2014, there were no investments in its portfolio that were other-than-temporarily impaired.
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
Inventories consist of the following (in thousands):

	March 31, 2014	September 30, 2013
Finished goods	$14,910	$13,509
Raw materials	5,800	5,517
	$20,710	$19,026
5. Commitments and Contingencies
Guarantees and Product Warranties
In the normal course of business to facilitate sales of its products, the Company indemnifies other parties, including customers, resellers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. The Company has entered into indemnification agreements with its officers and directors and certain other employees, and the Company’s bylaws contain similar indemnification obligations to the Company’s agents. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of March 31, 2014 and March 31, 2013 were not material.
Commitments
As of March 31, 2014, the Company’s principal commitments consisted of obligations outstanding under operating leases. The Company leases its facilities under operating leases that expire at various dates through 2023. There have been no material changes in the Company’s principal lease commitments compared to those discussed in Note 8 to its annual financial statements.

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
6. Income Taxes
The effective tax rate was 37.2% and 33.0% for the three months ended March 31, 2014 and 2013, respectively. The increase in the effective tax rate is primarily due to the expiration of the United States Federal Credit for Increasing Research Activities at December 31, 2013, and due to additional tax benefit recognized in the three months ended March 31, 2013 as a result of the reinstatement of the United States Federal Credit for Increasing Research Activities retroactive to January 1, 2012.
At March 31, 2014, the Company had $6.6 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements.  The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2011. The Company is currently under audit by various states for fiscal years 2009 through 2012. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2012 for the United Kingdom, 2007 for Japan, 2008 for Singapore, and 2010 for Australia. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years 2009 and 2010 state income tax returns, and the fiscal year 2010 federal income tax return.
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

The following presents revenues by geographic region (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Americas:
United States	$215,782	$172,410	$421,393	$367,248
Other	21,323	17,381	42,369	35,560
Total Americas	237,105	189,791	463,762	402,808
EMEA	99,515	80,930	196,863	163,788
Japan	25,600	21,852	46,650	39,895
Asia Pacific	57,823	57,659	119,220	109,192
	$420,043	$350,232	$826,495	$715,683
Three worldwide distributors of the Company’s products accounted for 14.4%, 16.9%, and 12.3% of total net revenue for the three month period ended March 31, 2014. Three worldwide distributors of the Company’s products accounted for 14.4%, 17.4%, and 12.9% of total net revenue for the six month period ended March 31, 2014. Three worldwide distributors of the Company’s products accounted for 16.3%, 13.4%, and 11.1% of total net revenue for the three month period ended March 31, 2013. Three worldwide distributors of the Company’s products accounted for 16.6%, 14.3%, and 11.1% of total net revenue for the six month period ended March 31, 2013. Two worldwide distributors accounted for 14.1% and 11.2% of the Company’s accounts receivable as of March 31, 2014. One worldwide distributor accounted for 13.5% of the Company’s accounts receivable as of March 31, 2013. No other distributors accounted for more than 10% of total net revenue or receivables.

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

•
Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, amortization of developed technology and personnel and overhead expenses. Our margins have remained relatively stable; however, factors such as sales price, product and services mix, inventory obsolescence, returns, component price increases and warranty costs could significantly impact our gross margins from quarter to quarter and represent significant indicators we monitor on a regular basis.

•
Operating expenses. Operating expenses are substantially driven by personnel and related overhead expenses. Existing headcount and future hiring plans are the predominant factors in analyzing and forecasting future operating expense trends. Other significant operating expenses that we monitor include marketing and promotions, travel, professional fees, computer costs related to the development of new products and provision of services, facilities and depreciation expenses.

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The decrease in cash and investments for the first six months of fiscal year 2014 was primarily due to $350.0 million of cash used to repurchase outstanding common stock under our stock repurchase program, partially offset by cash provided by operating activities of $240.9 million. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $10.1 million for the first six months of fiscal year 2014 were comprised primarily of information technology infrastructure and equipment purchases to support the growth of our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased in the second quarter of fiscal year 2014 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the second quarter of fiscal year 2014 was 48.

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

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
	(in thousands, except percentages)
Net Revenues
Products	$225,135	$185,107	$443,736	$389,819
Services	194,908	165,125	382,759	325,864
Total	$420,043	$350,232	$826,495	$715,683
Percentage of net revenues
Products	53.6%	52.9%	53.7%	54.5%
Services	46.4	47.1	46.3	45.5
Total	100.0%	100.0%	100.0%	100.0%
Net revenues. Total net revenues increased 19.9% and 15.5% for the three and six months ended March 31, 2014, respectively, from the same periods in the prior year. Overall revenue growth for the three and six months ended March 31,

2014 was primarily due to increased service and product revenues as a result of our increased installed base of products and increased demand for our core ADN products. International revenues represented 48.6% and 49.0% of total net revenues for the three and six months ended March 31, 2014, respectively, compared to 50.8% and 48.7% for the same periods in the prior year, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
Net product revenues increased 21.6% and 13.8% for the three and six months ended March 31, 2014, respectively, from the same periods in the prior year. The increase in net product revenues for the three and six months ended March 31, 2014 was due to an increase of $39.4 million and $54.5 million in sales of our ADN products from the same periods in the prior year, respectively, partially offset by a reduction in sales or our ARX products from the same periods in the prior year. Sales of our ADN products represented 98.4% of product revenues for both the three and six months ended March 31, 2014, compared to 98.4% and 98.0% of product revenues for the three and six months ended March 31, 2013, respectively.
Net service revenues increased 18.0% and 17.5% for the three and six months ended March 31, 2014, respectively, from the same periods in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.
Avnet Technology Solutions, Ingram Micro, and Westcon, three of our worldwide distributors, accounted for 14.4%, 16.9%, and 12.3% of our total net revenue for the three months ended March 31, 2014, respectively. Avnet Technology Solutions, Ingram Micro, and Westcon accounted for 14.4%, 17.4%, and 12.9% of our total net revenue for the six months ended March 31, 2014, respectively. Avnet Technology Solutions, Ingram Micro, and Westcon accounted for 16.3%, 13.4%, and 11.1% of our total net revenue for the three months ended March 31, 2013, respectively. Avnet Technology Solutions, Ingram Micro, and Westcon accounted for 16.6%, 14.3%, and 11.1% of our total net revenue for the six months ended March 31, 2013, respectively. Ingram Micro and Westcon accounted for 11.2% and 14.1% of our accounts receivable as of March 31, 2014, respectively. Avnet Technology Solutions accounted for 13.5% of our accounts receivable as of March 31, 2013. No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$37,806	$29,773	$75,050	$61,565
Services	37,856	30,529	73,495	59,622
Total	75,662	60,302	148,545	121,187
Gross profit	$344,381	$289,930	$677,950	$594,496
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	16.8%	16.1%	16.9%	15.8%
Services	19.4	18.5	19.2	18.3
Total	18.0	17.2	18.0	16.9
Gross profit	82.0%	82.8%	82.0%	83.1%
Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased 27.0% and 21.9% for the three and six months ended March 31, 2014, respectively, as compared to the same periods in the prior year. The increase in cost of net product revenues is primarily due to a higher volume of units shipped.
Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and six months ended March 31, 2014, cost of net service revenues as a percentage of net service revenues was 19.4% and 19.2%, respectively, compared to 18.5% and 18.3% for the three and six months ended March 31, 2013, respectively. Professional services headcount at the end of March 2014 increased to 865 from 707 at the end of March 2013. In addition, cost of net service revenues included stock-based compensation expense of $3.6 million and $7.0 million for the three and six months ended March 31, 2014, respectively, compared to $2.7 million and $5.3 million for the same periods in the prior year, respectively.

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$140,252	$119,031	$275,055	$241,299
Research and development	67,232	52,534	131,365	101,075
General and administrative	26,033	25,889	51,533	50,562
Total	$233,517	$197,454	$457,953	$392,936
Operating expenses (as a percentage of net revenue)
Sales and marketing	33.4%	34.0%	33.3%	33.7%
Research and development	16.0	15.0	15.9	14.1
General and administrative	6.2	7.4	6.2	7.1
Total	55.6%	56.4%	55.4%	54.9%
Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased 17.8% and 14.0% for the three and six months ended March 31, 2014, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to an increase of $14.2 million and $20.1 million in commissions and personnel costs for the three and six months ended March 31, 2014, respectively, from the comparable periods in the prior year. The increased commissions and personnel costs were driven primarily by growth in sales and marketing employee headcount for the corresponding periods. Sales and marketing headcount at the end of March 2014 increased to 1,394 from 1,291 at the end of March 2013. Sales and marketing expense included stock-based compensation expense of $14.2 million and $28.2 million for the three and six months ended March 31, 2014, respectively, compared to $10.7 million and $21.3 million for the same periods in the prior year, respectively.
Research and development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 28.0% and 30.0% for the three and six months ended March 31, 2014, respectively, from the comparable periods in the prior year. The increase in research and development expense was primarily due to an increase of $8.3 million and $15.5 million in personnel costs for the three and six months ended March 31, 2014, respectively, from the comparable periods in the prior year. Research and development headcount at the end of March 2014 increased to 1,009 from 835 at the end of March 2013. Research and development expense included stock-based compensation expense of $12.0 million and $23.6 million for the three and six months ended March 31, 2014, respectively, compared to $8.3 million and $16.1 million for the same periods in the prior year, respectively. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. For the three and six months ended March 31, 2014, general and administrative expenses remained relatively consistent with the comparable periods in the prior year. Stock-based compensation expense was $5.4 million and $10.4 million for the three and six months ended March 31, 2014, respectively, compared to $5.7 million and $11.1 million for the same periods in the prior year, respectively. The decrease in stock-based compensation expense from the prior year is primarily due to the departure of certain executive officers and the cancellation of their stock-based awards. General and administrative headcount at the end of March 2014 increased to 368 from 322 at the end of March 2013.

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$110,864	$92,476	$219,997	$201,560
Other income, net	23	2,118	269	3,668
Income before income taxes	110,887	94,594	220,266	205,228
Provision for income taxes	41,246	31,182	82,577	72,323
Net income	$69,641	$63,412	$137,689	$132,905
Other income and income taxes (as percentage of net revenue)
Income from operations	26.4%	26.4%	26.6%	28.2%
Other income, net	—	0.6	—	0.5
Income before income taxes	26.4	27.0	26.6	28.7
Provision for income taxes	9.8	8.9	10.0	10.1
Net income	16.6%	18.1%	16.6%	18.6%
Other income, net. Other income, net consists primarily of interest income and foreign currency transaction gains and losses. The decrease in other income, net for the three months ended March 31, 2014, from the same period in the prior year was primarily due to $2.0 million in foreign currency losses. The decrease in other income, net for the six months ended March 31, 2014, from the same period in the prior year was primarily due to $1.6 million in foreign currency losses and a $1.0 million charge for a legal settlement in the first quarter of fiscal year 2014.
Provision for income taxes. The effective tax rate was 37.2% and 33.0% for the three months ended March 31, 2014 and 2013, respectively. The increase in the effective tax rate is primarily due to the expiration of the United States Federal Credit for Increasing Research Activities at December 31, 2013, and due to additional tax benefit recognized in the three months ended March 31, 2013 as a result of the reinstatement of the United States Federal Credit for Increasing Research Activities retroactive to January 1, 2012.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at March 31, 2014 and March 31, 2013 were $42.1 million and $41.7 million, respectively. The net deferred tax assets include valuation allowances of $12.7 million and $0.4 million as of March 31, 2014 and March 31, 2013, respectively, which are primarily related to tax net operating losses incurred in certain foreign jurisdictions.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,164.9 million as of March 31, 2014, compared to $1,271.1 million as of September 30, 2013, representing a decrease of $106.2 million. The decrease was primarily due to $350.0 million of cash required for the repurchase of outstanding common stock under our stock repurchase program for the six months ended March 31, 2014, which was partially offset by cash provided by operating activities of $240.9 million for the six months ended March 31, 2014. Cash provided by operating activities for the first six months of fiscal year 2014 resulted from net income of $137.7 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.

Cash provided by investing activities was $140.8 million for the six months ended March 31, 2014, compared to cash used in investing activities of $120.1 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions, capital expenditures and changes in restricted cash requirements. The amount of cash provided by investing activities for the six months ended March 31, 2014 was primarily due to the sales and maturity of investments partially offset by purchases of investments and capital expenditures related to maintaining our operations worldwide.
Cash used in financing activities was $331.3 million for the six months ended March 31, 2014, compared to cash used in financing activities of $85.6 million for the same period in the prior year. Our financing activities for the six months ended March 31, 2014 consisted primarily of cash required for the repurchase of outstanding common stock under our stock repurchase program of $350.0 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $13.9 million.
Obligations and Commitments
As of March 31, 2014, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2023. There have been no material changes in our principal lease commitments compared to those discussed in Note 8 to our annual financial statements.
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
Our success depends on sales and continued innovation of our application delivery networking product lines
For the fiscal year ended September 30, 2013 and the six months ended March 31, 2014, we derived approximately 98.7% and 98.4% of our net product revenues, respectively, or approximately 53.2% and 52.8% of our total net revenues, respectively, from sales of our application delivery networking (ADN) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability, performance, and security problems for our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.

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
We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business
We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. These channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our indirect sales channel structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, three worldwide distributors of our products accounted for 44.1% of our total net revenue for fiscal year 2013. Two worldwide distributors of our products accounted for 30.9% of our total net revenue for fiscal year 2012. Three worldwide distributors of our products accounted for 44.7% of our total net revenue for the six months ended March 31, 2014. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
We must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer contracts. We intend to continue expanding into international markets. Sales outside of the Americas represented 42.5% and 42.4% of our net revenues for the fiscal years ended September 30, 2013 and 2012, respectively, and 43.9% for the six months ended March 31, 2014.
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
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of March 31, 2014. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of March 31, 2014, approximately 42.2% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the six month period ended March 31, 2014, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2013.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.
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
On January 22, 2014, the Company announced that its Board of Directors authorized an additional $500 million for its common stock share repurchase program. This new authorization is incremental to the existing $1.1 billion program, initially approved in October 2010 and expanded in August 2011, October 2011, April 2013 and November 2013. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of May 5, 2014, the Company had repurchased and retired 15,525,009 shares at an average price of $77.00 per share and the Company had $604.5 million remaining to purchase shares as part of its repurchase programs.

Shares repurchased and retired as of May 5, 2014 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2012 — October 31, 2012	—	$—	—	$181,263
November 1, 2012 — November 30, 2012	322,187	$87.58	322,187	$153,035
December 1, 2012 — December 31, 2012	233,056	$93.39	233,056	$131,263

January 1, 2013 — January 31, 2013	15,000	$105.75	15,000	$129,676
February 1, 2013 — February 28, 2013	237,438	$102.74	237,438	$105,274
March 1, 2013 — March 31, 2013	255,979	$93.77	255,979	$81,263

April 1, 2013 — April 30, 2013	—	$—	—	$281,263
May 1, 2013 — May 31, 2013	380,687	$78.69	380,687	$251,295
June 1, 2013 — June 30, 2013	252,772	$79.22	252,772	$231,264

July 1, 2013 — July 31, 2013	10,000	$87.47	10,000	$230,389
August 1, 2013 — August 31, 2013	271,500	$87.76	271,500	$206,554
September 1, 2013 — September 30, 2013	287,847	$87.83	287,847	$181,264

October 1, 2013 — October 31, 2013	57,152	$84.45	57,152	$176,436
November 1, 2013 — November 30, 2013	1,153,393	$82.48	1,153,393	$381,264
December 1, 2013 — December 31, 2013	1,218,150	$82.06	1,218,150	$281,264

January 1, 2014 — January 31, 2014	695,250	$107.23	695,250	$706,712
February 1, 2014 — February 28, 2014	697,224	$108.21	697,224	$631,264
March 1, 2014 — March 31, 2014	—	$—	—	$631,264

April 1, 2014 — April 30, 2014	—	$—	—	$631,264
May 1, 2014 — May 5, 2014	255,000	$104.89	255,000	$604,518

Item 6.	Exhibits

Exhibit Number		Exhibit Description

3.5	—	Fourth Amended and Restated Bylaws of F5 Networks, Inc. (1)

10.43	—	2014 Incentive Plan (2)

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference from Current Report on Form 8-K dated April 11, 2014 and filed with the SEC on April 15, 2014.
(2)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-194620.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of May, 2014.

F5 NETWORKS, INC.

By:	/s/ ANDY REINLAND
Andy Reinland
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)