Form 10-Q
period 2014-06-30
F5 NETWORKS INC
filed 2014-08-07
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of August 4, 2014 was 74,084,131.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2014	September 30, 2013
ASSETS
Current assets
Cash and cash equivalents	$241,973	$189,693
Short-term investments	369,390	352,450
Accounts receivable, net of allowances of $4,611 and $3,259	243,072	204,205
Inventories	23,143	19,026
Deferred tax assets	22,898	16,342
Other current assets	44,647	34,655
Total current assets	945,123	816,371
Property and equipment, net	62,650	63,522
Long-term investments	508,581	728,981
Deferred tax assets	25,285	22,389
Goodwill	556,957	523,727
Other assets, net	76,889	75,564
Total assets	$2,175,485	$2,230,554
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$36,399	$37,313
Accrued liabilities	94,445	92,608
Deferred revenue	480,376	421,429
Total current liabilities	611,220	551,350
Other long-term liabilities	22,377	25,202
Deferred revenue, long-term	137,062	109,944
Deferred tax liabilities	4,112	5,346
Total long-term liabilities	163,551	140,492
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 74,415 and 78,090 shares issued and outstanding	18,712	262,505
Accumulated other comprehensive loss	(6,834)	(7,414)
Retained earnings	1,388,836	1,283,621
Total shareholders’ equity	1,400,714	1,538,712
Total liabilities and shareholders’ equity	$2,175,485	$2,230,554
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Net revenues
Products	$236,933	$196,746	$680,669	$586,565
Services	203,352	173,556	586,111	499,420
Total	440,285	370,302	1,266,780	1,085,985
Cost of net revenues
Products	40,387	32,350	115,437	93,915
Services	39,075	32,567	112,570	92,189
Total	79,462	64,917	228,007	186,104
Gross profit	360,823	305,385	1,038,773	899,881
Operating expenses
Sales and marketing	139,945	121,906	415,000	363,205
Research and development	67,026	54,075	198,391	155,150
General and administrative	27,773	25,327	79,306	75,889
Total	234,744	201,308	692,697	594,244
Income from operations	126,079	104,077	346,076	305,637
Other income, net	1,193	2,874	1,462	6,542
Income before income taxes	127,272	106,951	347,538	312,179
Provision for income taxes	47,799	38,773	130,376	111,096
Net income	$79,473	$68,178	$217,162	$201,083
Net income per share — basic	$1.06	$0.87	$2.86	$2.56
Weighted average shares — basic	74,812	78,516	75,926	78,636
Net income per share — diluted	$1.05	$0.86	$2.84	$2.54
Weighted average shares — diluted	75,369	78,864	76,581	79,207
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Net income	$79,473	$68,178	$217,162	$201,083
Other comprehensive income (loss):
Foreign currency translation adjustment	237	(1,728)	(36)	(3,220)
Available-for-sale securities:
Unrealized gains (losses) on securities, net of taxes of $(100) and $1,004 for the three months ended June 30, 2014 and 2013, respectively, and $(361) and $1,349 for the nine months ended June 30, 2014 and 2013, respectively	207	(1,710)	728	(2,095)
Reclassification adjustment for realized gains included in net income, net of taxes of $22 and $0 for the three months ended June 30, 2014 and 2013, respectively, and $66 and $119 for the nine months ended June 30, 2014 and 2013, respectively	(37)	—	(113)	(202)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	170	(1,710)	615	(2,297)
Total other comprehensive income (loss)	407	(3,438)	579	(5,517)
Comprehensive income	$79,880	$64,740	$217,741	$195,566
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended June 30,
	2014	2013
Operating activities
Net income	$217,162	$201,083
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on disposition of assets and investments	(179)	(190)
Stock-based compensation	101,997	82,181
Provisions for doubtful accounts and sales returns	2,109	584
Depreciation and amortization	34,055	29,705
Deferred income taxes	(4,389)	(3,601)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(40,964)	(20,550)
Inventories	(4,117)	(850)
Other current assets	(9,800)	(18,069)
Other assets	(1,056)	1,517
Accounts payable and accrued liabilities	(1,659)	7,420
Deferred revenue	85,968	72,468
Net cash provided by operating activities	379,127	351,698
Investing activities
Purchases of investments	(387,147)	(744,557)
Maturities of investments	437,752	509,381
Sales of investments	144,790	138,171
Decrease (increase) in restricted cash	5	(713)
Acquisition of businesses, net of cash acquired	(49,439)	(124,918)
Purchases of property and equipment	(15,636)	(21,434)
Net cash provided by (used in) investing activities	130,325	(244,070)
Financing activities
Excess tax benefit from stock-based compensation	8,155	3,656
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	35,247	29,405
Repurchase of common stock	(500,542)	(150,000)
Net cash used in financing activities	(457,140)	(116,939)
Net increase (decrease) in cash and cash equivalents	52,312	(9,311)
Effect of exchange rate changes on cash and cash equivalents	(32)	(3,590)
Cash and cash equivalents, beginning of period	189,693	211,181
Cash and cash equivalents, end of period	$241,973	$198,280
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
Goodwill and Acquired Intangible Assets
Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company tests goodwill for impairment on an annual basis and between annual tests when impairment indicators are identified, and goodwill is written down when impaired. Goodwill was recorded in connection with the acquisition of Defense.Net, Inc. in May 2014, Versafe Ltd. in September 2013, LineRate Systems, Inc. in February 2013, Traffix Systems in fiscal year 2012, Acopia Networks, Inc. in fiscal year 2007, Swan Labs, Inc. in fiscal year 2006, MagniFire Websystems, Inc. in fiscal year 2004 and uRoam, Inc. in fiscal year 2003. For its annual goodwill impairment test, the Company operates under one reporting unit and the fair value of its reporting unit is determined by the Company’s enterprise value. The Company performs its annual goodwill impairment test during the second fiscal quarter.
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
The Company considered potential impairment indicators of goodwill and acquired intangible assets at June 30, 2014 and noted no indicators of impairment. The Company reduced the carrying amount of goodwill by $6.1 million in the second quarter of fiscal year 2014 to correct the original accounting for a 2007 acquisition, which omitted certain acquired deferred tax assets. The Company reduced goodwill to reflect the additional deferred tax assets obtained at the date of acquisition. No other financial statement amounts were affected by this correction. The correction was not material to the current period or any of the previous period financial statements.
Stock-Based Compensation
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $31.8 million and $27.9 million of stock-based compensation expense for the three months ended June 30, 2014 and 2013, respectively, and $102.0 million and $82.2 million for the nine months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was $122.2 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
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
The Company recognizes compensation expense for only the portion of restricted stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The Company’s estimated forfeiture rate in the third quarter of fiscal year 2014 is 6.6% for grants awarded to the Company’s executive officers and Board of Directors, and 7.3% for grants awarded to all other employees. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
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
In August 2011, the Company granted 170,390 RSUs to certain current executive officers as part of the annual equity awards program. Fifty percent of the aggregate number of RSUs granted as part of the annual equity awards program vest in equal quarterly increments over three years, until such portion of the grant is fully vested on August 1, 2014. One-sixth of the annual equity awards RSU grant, or a portion thereof, was subject to the Company achieving specified quarterly revenue and EBITDA goals during the period beginning in the fourth quarter of fiscal year 2011 through the third quarter of fiscal year 2012. One-sixth of the annual equity awards RSU grant, or a portion thereof, was subject to the Company achieving specified quarterly revenue and EBITDA goals during the period beginning in the fourth quarter of fiscal year 2012 through the third quarter of fiscal year 2013. The remaining 16.66% of this annual equity awards RSU grant was subject to performance based vesting for the four quarter period beginning with the fourth quarter of fiscal years 2013 through the third quarter of fiscal year 2014. The Compensation Committee of the Board of Directors will set applicable performance targets and vesting formulas for each of these periods.
The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment.
Common Stock Repurchase
On January 22, 2014, the Company announced that its Board of Directors authorized an additional $500 million for its common stock share repurchase program. This new authorization is incremental to the existing $1.1 billion program, initially approved in October 2010 and expanded in August 2011, October 2011, April 2013 and November 2013. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of August 4, 2014, the Company had repurchased and retired 17,225,553 shares at an average price of $79.95 per share and the Company had $422.8 million remaining to purchase shares as part of its repurchase programs.
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Numerator
Net income	$79,473	$68,178	$217,162	$201,083
Denominator
Weighted average shares outstanding — basic	74,812	78,516	75,926	78,636
Dilutive effect of common shares from stock options and restricted stock units	557	348	655	571
Weighted average shares outstanding — diluted	75,369	78,864	76,581	79,207
Basic net income per share	$1.06	$0.87	$2.86	$2.56
Diluted net income per share	$1.05	$0.86	$2.84	$2.54
An immaterial amount of common shares potentially issuable from stock options for the three and nine months ended June 30, 2014 and 2013, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.
Comprehensive Income
Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains or losses on securities and foreign currency translation adjustments are included in accumulated other comprehensive income or loss.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early adoption is not permitted. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently assessing the impact that this updated standard will have on its consolidated financial statements and footnote disclosures.
In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (ASU 2014-12), which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

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
The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at June 30, 2014, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2014
Cash equivalents	$31,944	$—	$—	$31,944
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	162,470	—	162,470
Available-for-sale securities — municipal bonds and notes	—	51,145	—	51,145
Available-for-sale securities — U.S. government securities	—	5,006	—	5,006
Available-for-sale securities — U.S. government agency securities	—	150,769	—	150,769
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	322,711	—	322,711
Available-for-sale securities — municipal bonds and notes	—	20,377	—	20,377
Available-for-sale securities — U.S. government securities	—	7,409	—	7,409
Available-for-sale securities — U.S. government agency securities	—	158,084	—	158,084
Total	$31,944	$877,971	$—	$909,915

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
The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$—	$4,048	$3,036	$4,750
Total gains (losses) realized or unrealized:
Included in other comprehensive income	—	—	264	(102)
Settlements	—	—	(3,300)	(600)
Balance, end of period	$—	$4,048	$—	$4,048
Unrealized losses attributable to assets still held as of end of period	—	—	—	(102)
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is limited market activity such that the determination of fair value requires significant judgment or estimation.
The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three months ended June 30, 2014, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.

3. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

June 30, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$162,193	$296	$(19)	$162,470
Municipal bonds and notes	51,099	46	—	51,145
U.S. government securities	4,994	12	—	5,006
U.S. government agency securities	150,695	80	(6)	150,769
	$368,981	$434	$(25)	$369,390

September 30, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$125,010	$210	$(8)	$125,212
Municipal bonds and notes	72,116	58	(10)	72,164
U.S. government securities	4,998	2	—	5,000
U.S. government agency securities	150,069	15	(10)	150,074
	$352,193	$285	$(28)	$352,450
Long-term investments consist of the following (in thousands):

June 30, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$322,387	$593	$(269)	$322,711
Municipal bonds and notes	20,346	34	(3)	20,377
U.S. government securities	7,374	35	—	7,409
U.S. government agency securities	158,017	122	(55)	158,084
	$508,124	$784	$(327)	$508,581

September 30, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$260,345	$363	$(390)	$260,318
Municipal bonds and notes	24,332	44	(5)	24,371
Auction rate securities	3,300	—	(264)	3,036
U.S. government securities	14,755	43	—	14,798
U.S. government agency securities	426,616	294	(452)	426,458
	$729,348	$744	$(1,111)	$728,981
The amortized cost and fair value of fixed maturities at June 30, 2014, by contractual years-to-maturity, are presented below (in thousands):

	Cost or Amortized Cost	Fair Value
One year or less	$368,981	$369,390
Over one year	508,124	508,581
	$877,105	$877,971

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2014 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$156,656	$(288)	$—	$—	$156,656	$(288)
Municipal bonds and notes	4,301	(3)	—	—	4,301	(3)
U.S. government agency securities	58,303	(43)	26,560	(18)	84,863	(61)
Total	$219,260	$(334)	$26,560	$(18)	$245,820	$(352)
The Company invests in securities that are rated investment grade or better. The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of June 30, 2014, there were no investments in its portfolio that were other-than-temporarily impaired.
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
Inventories consist of the following (in thousands):

	June 30, 2014	September 30, 2013
Finished goods	$17,859	$13,509
Raw materials	5,284	5,517
	$23,143	$19,026
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Warranty costs for the three and nine months ended June 30, 2014 and 2013 were not material.
Commitments
As of June 30, 2014, the Company’s principal commitments consisted of obligations outstanding under operating leases. The Company leases its facilities under operating leases that expire at various dates through 2023. There have been no material changes in the Company’s principal lease commitments compared to those discussed in Note 8 to its annual financial statements.

The Company currently has arrangements with contract manufacturers and other suppliers for the manufacturing of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless it gives notice of order cancellation in advance of applicable lead times. There have been no material changes in the Company's inventory purchase obligations compared to those discussed in Note 8 to its annual financial statements.
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
6. Income Taxes
The effective tax rate was 37.6% and 37.5% for the three and nine months ended June 30, 2014, respectively, compared to 36.3% and 35.6% for the three and nine months ended June 30, 2013, respectively.
At June 30, 2014, the Company had $6.4 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements.  The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2011. The Company is currently under audit by various states for fiscal years 2009 through 2012. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2012 for the United Kingdom, 2007 for Japan, 2008 for Singapore, and 2010 for Australia. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years 2009, 2010, and 2011 state income tax returns.
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

The following presents revenues by geographic region (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Americas:
United States	$226,811	$198,635	$648,204	$565,883
Other	22,820	15,471	65,189	51,031
Total Americas	249,631	214,106	713,393	616,914
EMEA	103,224	77,627	300,087	241,415
Japan	21,247	21,846	67,897	61,741
Asia Pacific	66,183	56,723	185,403	165,915
	$440,285	$370,302	$1,266,780	$1,085,985
Three worldwide distributors of the Company’s products accounted for 13.2%, 18.3%, and 14.8% of total net revenue for the three month period ended June 30, 2014. Three worldwide distributors of the Company’s products accounted for 14.0%, 17.7%, and 13.6% of total net revenue for the nine month period ended June 30, 2014. Three worldwide distributors of the Company’s products accounted for 13.9%, 15.6%, and 11.2% of total net revenue for the three month period ended June 30, 2013. Three worldwide distributors of the Company’s products accounted for 15.7%, 14.8%, and 11.1% of total net revenue for the nine month period ended June 30, 2013. Two worldwide distributors accounted for 15.9% and 17.1% of the Company’s accounts receivable as of June 30, 2014. One worldwide distributor accounted for 16.6% of the Company’s accounts receivable as of June 30, 2013. No other distributors accounted for more than 10% of total net revenue or receivables.
8. Business Combinations
The Company’s business combinations are accounted for under the acquisition method. The total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions provided by management. Goodwill is not amortized but instead is tested for impairment at least annually, as described in Note 1.
Fiscal Year 2014 Acquisition of Defense.Net, Inc.
On May 22, 2014, the Company acquired all issued and outstanding shares of Defense.Net, Inc. (Defense.Net), a privately held Delaware corporation headquartered in Belmont, California for $49.7 million. Direct transaction costs associated with the acquisition were approximately $0.3 million and were expensed as general and administrative expenses in the third quarter of fiscal 2014. Defense.Net is a provider of cloud-based security services for protecting data centers and Internet applications from distributed denial-of-service (DDoS) attacks. Through this acquisition, the Company gains access to Defense.Net’s DDoS mitigation technology and service platform, their intellectual property and engineering talent. Defense.Net compliments the Company's highly-scalable on-premise DDoS offering, providing a first line of defense for those customers who choose to implement both solutions. As a result of the acquisition, the Company acquired all the assets and assumed all the liabilities of Defense.Net. The results of operations of Defense.Net have been included in the Company’s consolidated financial statements from the date of acquisition. Pro forma results of operations for this acquisition have not been presented as this transaction is not considered a material acquisition and the effects were not material to the Company’s financial results for the three and nine months ended June 30, 2014 individually or in aggregate with Defense.Net.

The preliminary purchase price allocation is as follows (in thousands):

Assets acquired
Cash	$220
Current assets	249
Property and equipment, net	2,353
Deferred tax assets, net	1,162
Developed technology, customer relationships and other intangibles	6,682
Goodwill	39,346
Total assets acquired	$50,012
Liabilities assumed
Accrued liabilities	$(256)
Deferred revenue	(97)
Total liabilities assumed	(353)
Net assets acquired	$49,659
Of the total estimated purchase price, $3.6 million was allocated to developed technology and $3.1 million to customer relationships and other intangibles. To determine the fair value of developed technology, the relief-from-royalty method under the income approach was used, which included estimates and assumptions provided by Defense.Net and Company management. The relief-from-royalty method is based on a hypothetical royalty that the owner would otherwise be willing to pay to use the asset, assuming it was not already owned. Hypothetical royalty is calculated as a percentage of forecasted revenue, or the royalty rate. To value the technology acquired from Defense.Net, management used a royalty rate of 15%, which was based off of independent research of comparable royalty agreements for similar technology. A combination of the income and cost approaches were used to determine the fair value of customer relationships and other intangibles. Goodwill generated from this transaction is primarily related to expected synergies of the technology and expanded breadth of the Company's existing security solutions. Goodwill is not expected to be deductible for federal tax purposes.
Developed technology will be amortized on a straight-line basis over its estimated useful life of five years and included in cost of net product revenues. Customer relationships will be amortized on a straight-line basis over its estimated useful life of ten years and included in sales and marketing expenses. The weighted average life of the amortizable intangible assets recognized from the Defense.Net acquisition was 6.6 years. The estimated useful lives for the acquired intangible assets were based on the expected future cash flows associated with the respective asset.

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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The decrease in cash and investments for the first nine months of fiscal year 2014 was primarily due to $500.5 million of cash used to repurchase outstanding common stock under our stock repurchase program, partially offset by cash provided by operating activities of $379.1 million. Going forward, we believe the primary driver of cash flows will be net income from operations. On May 22, 2014, we acquired all issued and outstanding shares of Defense.Net, Inc. (Defense.Net) for $49.4 million in cash. Capital expenditures of $15.6 million for the first nine months of fiscal year 2014 were comprised primarily of information technology infrastructure and equipment purchases to support the growth of our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased in the third quarter of fiscal year 2014 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the third quarter of fiscal year 2014 was 50.

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

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	(in thousands, except percentages)
Net Revenues
Products	$236,933	$196,746	$680,669	$586,565
Services	203,352	173,556	586,111	499,420
Total	$440,285	$370,302	$1,266,780	$1,085,985
Percentage of net revenues
Products	53.8%	53.1%	53.7%	54.0%
Services	46.2	46.9	46.3	46.0
Total	100.0%	100.0%	100.0%	100.0%
Net revenues. Total net revenues increased 18.9% and 16.6% for the three and nine months ended June 30, 2014, respectively, from the same periods in the prior year. Overall revenue growth for the three and nine months ended June 30, 2014 was primarily due to increased service and product revenues as a result of our increased installed base of products and increased demand for our core ADN products. International revenues represented 48.5% and 48.8% of total net revenues for the three and nine months ended June 30, 2014, respectively, compared to 46.4% and 47.9% for the same periods in the prior year, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
Net product revenues increased 20.4% and 16.0% for the three and nine months ended June 30, 2014, respectively, from the same periods in the prior year. The increase in net product revenues for the three and nine months ended June 30, 2014 was due to an increase of $38.6 million and $93.2 million in sales of our ADN products from the same periods in the prior year, respectively, partially offset by a reduction in sales or our ARX products from the same periods in the prior year. Sales of our ADN products represented 98.9% and 98.5% of product revenues for the three and nine months ended June 30, 2014, respectively, compared to 99.4% and 98.5% of product revenues for the three and nine months ended June 30, 2013, respectively.
Net service revenues increased 17.2% and 17.4% for the three and nine months ended June 30, 2014, respectively, from the same periods in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.
Avnet Technology Solutions, Ingram Micro, and Westcon, three of our worldwide distributors, accounted for 13.2%, 18.3%, and 14.8% of our total net revenue for the three months ended June 30, 2014, respectively. Avnet Technology Solutions, Ingram Micro, and Westcon accounted for 14.0%, 17.7%, and 13.6% of our total net revenue for the nine months ended June 30, 2014, respectively. Avnet Technology Solutions, Ingram Micro, and Westcon accounted for 13.9%, 15.6%, and 11.2% of our total net revenue for the three months ended June 30, 2013, respectively. Avnet Technology Solutions, Ingram Micro, and Westcon accounted for 15.7%, 14.8%, and 11.1% of our total net revenue for the nine months ended June 30, 2013, respectively. Ingram Micro and Westcon accounted for 17.1% and 15.9% of our accounts receivable as of June 30, 2014, respectively. Ingram Micro accounted for 16.6% of our accounts receivable as of June 30, 2013. No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$40,387	$32,350	$115,437	$93,915
Services	39,075	32,567	112,570	92,189
Total	79,462	64,917	228,007	186,104
Gross profit	$360,823	$305,385	$1,038,773	$899,881
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	17.0%	16.4%	17.0%	16.0%
Services	19.2	18.8	19.2	18.5
Total	18.0	17.5	18.0	17.1
Gross profit	82.0%	82.5%	82.0%	82.9%

Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased 24.8% and 22.9% for the three and nine months ended June 30, 2014, respectively, as compared to the same periods in the prior year. The increase in cost of net product revenues is primarily due to a higher volume of units shipped.
Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For both the three and nine months ended June 30, 2014, cost of net service revenues as a percentage of net service revenues was 19.2%, compared to 18.8% and 18.5% for the three and nine months ended June 30, 2013, respectively. Professional services headcount at the end of June 2014 increased to 910 from 726 at the end of June 2013. In addition, cost of net service revenues included stock-based compensation expense of $3.1 million and $10.1 million for the three and nine months ended June 30, 2014, respectively, compared to $2.7 million and $8.0 million for the same periods in the prior year, respectively.

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$139,945	$121,906	$415,000	$363,205
Research and development	67,026	54,075	198,391	155,150
General and administrative	27,773	25,327	79,306	75,889
Total	$234,744	$201,308	$692,697	$594,244
Operating expenses (as a percentage of net revenue)
Sales and marketing	31.8%	32.9%	32.7%	33.4%
Research and development	15.2	14.6	15.7	14.3
General and administrative	6.3	6.9	6.3	7.0
Total	53.3%	54.4%	54.7%	54.7%
Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased 14.8% and 14.3% for the three and nine months ended June 30, 2014, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to an increase of $15.5 million and $37.2 million in commissions and personnel costs for the three and nine months ended June 30, 2014, respectively, from the comparable periods in the prior year. The increased commissions and personnel costs were driven primarily by growth in sales and marketing employee headcount for the corresponding periods. Sales and marketing headcount at the end of June 2014 increased to 1,427 from 1,268 at the end of June 2013. Sales and marketing expense included stock-based compensation expense of $12.4 million and $40.6 million for the three and nine months ended June 30, 2014, respectively, compared to $10.3 million and $31.5 million for the same periods in the prior year, respectively.
Research and development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 24.0% and 27.9% for the three and nine months ended June 30, 2014, respectively, from the comparable periods in the prior year. The increase in research and development expense was primarily due to an increase of $8.3 million and $23.7 million in personnel costs for the three and nine months ended June 30, 2014, respectively, from the comparable periods in the prior year. Research and development headcount at the end of June 2014 increased to 1,033 from 862 at the end of June 2013. Research and development expense included stock-based compensation expense of $11.0 million and $34.6 million for the three and nine months ended June 30, 2014, respectively, compared to $9.0 million and $25.0 million for the same periods in the prior year, respectively. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 9.7% and 4.5% for the three and nine months ended June 30, 2014, respectively, from the comparable periods in the prior year. The increase in general and administrative expense was primarily due to an increase of $1.9 million and $4.4 million in personnel costs for the three and nine months ended June 30, 2014, respectively, from the comparable periods in the prior year. General and administrative headcount at the end of June 2014 increased to 373 from 328 at the end of June 2013. Stock-based compensation expense was

$5.0 million and $15.4 million for the three and nine months ended June 30, 2014, respectively, compared to $5.7 million and $16.8 million for the same periods in the prior year, respectively. The decrease in stock-based compensation expense from the prior year is primarily due to the departure of certain executive officers and the cancellation of their stock-based awards.

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$126,079	$104,077	$346,076	$305,637
Other income, net	1,193	2,874	1,462	6,542
Income before income taxes	127,272	106,951	347,538	312,179
Provision for income taxes	47,799	38,773	130,376	111,096
Net income	$79,473	$68,178	$217,162	$201,083
Other income and income taxes (as percentage of net revenue)
Income from operations	28.7%	28.1%	27.3%	28.1%
Other income, net	0.3	0.8	0.1	0.6
Income before income taxes	29.0	28.9	27.4	28.7
Provision for income taxes	10.9	10.5	10.3	10.2
Net income	18.1%	18.4%	17.1%	18.5%
Other income, net. Other income, net consists primarily of interest income and foreign currency transaction gains and losses. The decrease in other income, net for the three months ended June 30, 2014, from the same period in the prior year was primarily due to $1.9 million in foreign currency losses. The decrease in other income, net for the nine months ended June 30, 2014, from the same period in the prior year was primarily due to $3.5 million in foreign currency losses and a $1.0 million charge for a legal settlement in the first quarter of fiscal year 2014.
Provision for income taxes. The effective tax rate was 37.6% and 37.5% for the three and nine months ended June 30, 2014, respectively, compared to 36.3% and 35.6% for three and nine months ended June 30, 2013, respectively. The increase in the effective tax rate is primarily due to the expiration of the United States Federal Credit for Increasing Research Activities at December 31, 2013, and due to additional tax benefit recognized during the nine months ended June 30, 2013 as a result of the reinstatement of the United States Federal Credit for Increasing Research Activities retroactive to January 1, 2012.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at June 30, 2014 and June 30, 2013 were $44.1 million and $43.7 million, respectively. The net deferred tax assets include valuation allowances of $14.6 million and $1.0 million as of June 30, 2014 and June 30, 2013, respectively, which are primarily related to tax net operating losses incurred in certain foreign jurisdictions, and state tax credit carryforward.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,119.9 million as of June 30, 2014, compared to $1,271.1 million as of September 30, 2013, representing a decrease of $151.2 million. The decrease was primarily due to $500.5 million of cash required for the repurchase of outstanding common stock under our stock repurchase program for the nine months ended June 30, 2014, and cash requirements of $49.4 million for the purchase of Defense.Net in the third fiscal quarter, which was partially offset by cash provided by operating activities of $379.1 million for the nine months ended June 30, 2014. Cash provided by operating activities for the first nine months of fiscal year 2014 resulted from net income of $217.2 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.
Cash provided by investing activities was $130.3 million for the nine months ended June 30, 2014, compared to cash used in investing activities of $244.1 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions, capital expenditures and changes in restricted cash requirements. The amount of cash provided by investing activities for the nine months ended June 30, 2014 was primarily due to the sales and maturity of investments partially offset by purchases of investments and capital expenditures related to maintaining our operations worldwide and $49.4 million of cash payments to shareholders of Defense.Net, which we acquired in May 2014.
Cash used in financing activities was $457.1 million for the nine months ended June 30, 2014, compared to cash used in financing activities of $116.9 million for the same period in the prior year. Our financing activities for the nine months ended June 30, 2014 consisted primarily of cash required for the repurchase of outstanding common stock under our stock repurchase program of $500.5 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $35.2 million.
Obligations and Commitments
As of June 30, 2014, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2023. There have been no material changes in our principal lease commitments compared to those discussed in Note 8 to our annual financial statements.
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
Our success depends on sales and continued innovation of our application delivery networking product lines
For the fiscal year ended September 30, 2013 and the nine months ended June 30, 2014, we derived approximately 98.7% and 98.5% of our net product revenues, respectively, or approximately 53.2% and 52.9% of our total net revenues, respectively, from sales of our application delivery networking (ADN) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability, performance, and security problems for our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.

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
We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business
We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. These channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our indirect sales channel structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, three worldwide distributors of our products accounted for 44.1% of our total net revenue for fiscal year 2013. Two worldwide distributors of our products accounted for 30.9% of our total net revenue for fiscal year 2012. Three worldwide distributors of our products accounted for 45.3% of our total net revenue for the nine months ended June 30, 2014. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
We must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer contracts. We intend to continue expanding into international markets. Sales outside of the Americas represented 42.5% and 42.4% of our net revenues for the fiscal years ended September 30, 2013 and 2012, respectively, and 43.7% for the nine months ended June 30, 2014.
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
New regulations related to conflict minerals may force us to incur additional expenses and could limit the supply and increase the costs of certain metals and minerals used in the manufacturing of our products
In August 2012, the SEC adopted new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (or the Dodd-Frank Act) for companies that use certain minerals and derivative metals (referred to as conflict minerals, regardless of their country of origin) in their products, whether or not these products are manufactured by third parties.  These new requirements require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or adjoining countries.  The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals or metals used in the manufacture of our products and the numerous components that go into our products all of which could adversely affect our business, financial condition, and operating results.   In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any relevant minerals and metals used in our products. We have a complex supply chain and many components are sourced through our contract manufacturer and we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement. As a result, we may face reputational challenges with our customers and other stakeholders and possible regulatory risk.
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
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of June 30, 2014. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of June 30, 2014, 36.6% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine month period ended June 30, 2014, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2013.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.
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
On January 22, 2014, the Company announced that its Board of Directors authorized an additional $500 million for its common stock share repurchase program. This new authorization is incremental to the existing $1.1 billion program, initially approved in October 2010 and expanded in August 2011, October 2011, April 2013 and November 2013. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of August 4, 2014, the Company had repurchased and retired 17,225,553 shares at an average price of $79.95 per share and the Company had $422.8 million remaining to purchase shares as part of its repurchase programs.
Shares repurchased and retired as of August 4, 2014 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2012 — October 31, 2012	—	$—	—	$181,263
November 1, 2012 — November 30, 2012	322,187	$87.58	322,187	$153,035
December 1, 2012 — December 31, 2012	233,056	$93.39	233,056	$131,263

January 1, 2013 — January 31, 2013	15,000	$105.75	15,000	$129,676
February 1, 2013 — February 28, 2013	237,438	$102.74	237,438	$105,274
March 1, 2013 — March 31, 2013	255,979	$93.77	255,979	$81,263

April 1, 2013 — April 30, 2013	—	$—	—	$281,263
May 1, 2013 — May 31, 2013	380,687	$78.69	380,687	$251,295
June 1, 2013 — June 30, 2013	252,772	$79.22	252,772	$231,264

July 1, 2013 — July 31, 2013	10,000	$87.47	10,000	$230,389
August 1, 2013 — August 31, 2013	271,500	$87.76	271,500	$206,554
September 1, 2013 — September 30, 2013	287,847	$87.83	287,847	$181,264

October 1, 2013 — October 31, 2013	57,152	$84.45	57,152	$176,436
November 1, 2013 — November 30, 2013	1,153,393	$82.48	1,153,393	$381,264
December 1, 2013 — December 31, 2013	1,218,150	$82.06	1,218,150	$281,264

January 1, 2014 — January 31, 2014	695,250	$107.23	695,250	$706,712
February 1, 2014 — February 28, 2014	697,224	$108.21	697,224	$631,264
March 1, 2014 — March 31, 2014	—	$—	—	$631,264

April 1, 2014 — April 30, 2014	—	$—	—	$631,264
May 1, 2014 — May 31, 2014	1,447,544	$104.00	1,447,544	$480,722
June 1, 2014 — June 30, 2014	—	—	—	$480,722

July 1, 2014 — July 31, 2014	205,000	$112.96	205,000	$457,565
August 1, 2014 — August 4, 2014	303,000	$114.73	303,000	$422,800

Item 6.	Exhibits

Exhibit Number		Exhibit Description

3.5	—	Fourth Amended and Restated Bylaws of F5 Networks, Inc. (1)

10.43	—	2014 Incentive Plan (2)

10.44	—	Defense.Net, Inc. 2012 Stock Option and Grant Plan (3)

10.45	—	Defense.Net Acquisition Equity Incentive Plan (3)

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference from Current Report on Form 8-K dated April 11, 2014 and filed with the SEC on April 15, 2014.
(2)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-194620.
(3)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-196405.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of August, 2014.

F5 NETWORKS, INC.

By:	/s/ ANDY REINLAND
Andy Reinland
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)