Form 10-K
period 2014-09-30
F5 NETWORKS INC
filed 2014-11-26
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2014, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $7,990,507,572 based on the closing sales price of the Registrant’s Common Stock on the NASDAQ Global Select Market on that date.
As of November 20, 2014, the number of shares of the Registrant’s common stock outstanding was 73,783,302.

DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of this Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the Registrant’s Definitive Proxy Statement for the Annual Shareholders Meeting for fiscal year 2014, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this Report relates.

F5 NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2014

Trademarks and Tradenames
F5, F5 Networks, F5 [DESIGN], F5 Management Pack, BIG-IP, CloudFucious, Data Manager, VIPRION, WA, WAN Optimization Manager, WOM, APM, Application Security Manager, ASM, Local Traffic Manager, LTM, Global Traffic Manager, GTM, IBR, Link Controller, Enterprise Manager, Traffic Management Operating System, TMOS, WANJet, FirePass, WebAccelerator, TrafficShield, iControl, TCP Express, Fast Application Proxy, 3DNS, iRules, iRules OnDemand, Packet Velocity, ZoneRunner, OneConnect, AskF5, Intelligent Compression, Transparent Data Reduction, TDR, L7 Rate Shaping, LC, IPv6 Gateway, SSL Acceleration, Fast Cache, iHealth, Intelligent Browser Referencing, Message Security Manager, PSM, MSM, NetCelera, Protocol Security Manager, DevCentral, DevCentral [DESIGN], Edge Client, Edge Gateway, EM, iQuery, Real Traffic Policy Builder, StrongBox, SYN Check, Access Policy Manager, Acopia, Acopia Networks, Advanced Client Authentication, Advanced Routing, ARX, Cloud Extender, CMP, DSI, DNS Express, DSC, Edge Portal, iApps, iSession, ScaleN, SuperVIP, UNITY, vCMP, Clustered Multiprocessing, COHESION, ELEVATE, ENGAGE, GUARDIAN, Signaling Delivery Controller, SDC, Traffix, Traffix Systems [DESIGN], VAULT, Virtual Clustered Multiprocessing, AAM, Application Acceleration Manager, AFM, Advanced Firewall Manager, BIG-IQ, F5 Certified [DESIGN], iCall, LineRate, LineRate Systems [DESIGN], LROS, LineRate Operating System, PEM, Policy Enforcement Manager, Application Cloud Services, Application Services Controller, BIG-IP EDGE GATEWAY, DDos Frontline, DDos Swat, Defense.Net, F5 Synthesis, F5 Synthesis [DESIGN], MobileSafe, SalesXchange, F5 SalesXchange [DESIGN], SDAS, Software Defined Application Services, Solutions for an application world, TechXchange, F5 TechXchange [DESIGN], TotALL, Versafe, Versafe [DESIGN], and WebSafe are trademarks or service marks of F5 Networks, Inc., or its subsidiaries in the U.S. and other countries. Any other trademarks, service marks and/or trade names appearing in this document are the property of their respective owners.
Unless the context otherwise requires, in this Annual Report on Form 10-K, the terms “F5 Networks,” “the Company,” “we,” “us,” and “our” refer to F5 Networks, Inc. and its subsidiaries. Our fiscal year ends on September 30, and fiscal years are referred to by the calendar year in which they end. For example, “fiscal year 2014” and “fiscal 2014” refer to the fiscal year ended September 30, 2014.
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
General
F5 Networks is the leading developer and provider of software-defined application services. These services deliver our customers with the most secure, fast and reliable applications to any user, anywhere, anytime. Our core technology is a full-proxy, programmable, massively-scalable software platform called TMOS (Traffic Management Operating System).
Introduced in 2004, the TMOS platform supports the industry’s broadest array of features and functions designed to ensure that applications accessible over Internet Protocol (IP) networks are secure, fast and available. Our TMOS-based application services include local and global traffic management, network and application security, access management, web acceleration and a number of other network and application services. These services are available as software modules that can run individually or as part of an integrated solution on our high-performance, scalable, purpose-built BIG-IP appliances and chassis-based VIPRION systems, or as software-only Virtual Editions that run on all major hypervisors. In conjunction with our BIG-IQ management software, the availability of our products as both hardware-based and software-only solutions gives customers the flexibility to create a dynamic control plane infrastructure tailored to the specific demands of private and public clouds as well as traditional data centers.
The core features and functions of TMOS enable our products to inspect and modify the content of IP traffic flows between users and applications and support a broad and growing array of services. iRules, a scripting language based on Tool Command Language (TCL), is a unique feature of TMOS that enables customers and third parties to write customized rules to inspect and modify traffic. TMOS also has an open software interface called iControl, which allows our products to communicate with one another and with third-party products, and a scripting framework called iCall that lets users define data plane events such as threshold breaches and adjust the behavior of our products accordingly. TMOS is designed to support the addition of new functionality as software modules and to exploit the performance-enhancing features of our purpose-built hardware.
Our hardware products include our BIG-IP family of appliances and our line of scalable VIPRION systems. These purpose-built devices integrate industry-standard components, such as general-purpose processors and FPGAs (Field-Programmable Gate Arrays), with components we design ourselves. The architecture of these systems is designed to accelerate and optimize the performance of our software by offloading repetitive, compute-intensive functions such as encryption and compression to specific components, and enabling complex application-layer processing at network speed. Typically deployed in front of web and application servers, our hardware products deliver massive performance and scalability that enable customers to consolidate multiple application services on a single device. This eliminates the need for separate point products, which are often difficult and costly to integrate and manage and reduces the load on servers by offloading functions that might otherwise run on the servers themselves. Offloading functions from servers reduces the number of servers needed to run specific applications, lowers the cost of power and cooling, and drives down operating costs by simplifying the management of servers and applications. In virtual environments, this allows customers to increase the density of virtual servers and reduces the added complexity of managing a dynamic environment.
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
While VEs have lower performance than our hardware-based solutions, they give customers the flexibility to deploy a mix of integrated application services as needed, spinning them up and down with each instance of an application, and moving them with the application between traditional data centers and private or public clouds. Both VEs and hardware-based services can be and increasingly are deployed in hybrid infrastructures within data centers and private clouds, across multiple data centers, and across data centers and public clouds. Our BIG-IQ management platform supports an array of software modules that enable customers to manage all of the services running in these hybrid environments from a single management console.
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
LineRate software-defined application services, acquired in early 2013, address the growing demand for network functions virtualization (NFV) and network service virtualization (NSV) by enabling application developers and network operators (DevOps) to rapidly create and deploy complex networking functions that help scale, manage, and optimize their applications.
More recent acquisitions include technologies that complement and expand our Security offerings. Versafe software products (WebSafe and MobileSafe), acquired in September 2013, provide real-time protection against malware, phishing, and other cyber-threats aimed at mobile devices and web applications. Defense.Net, acquired last May, is a cloud-based service that provides highly scalable protection against distributed denial of service (DDoS) attacks and complements our existing on-premise DDoS protection capabilities.
Another recent addition to our Security offerings, Secure Web Gateway Services is integrated with Websense cloud-based services to protect enterprises against inbound and outbound malware. In addition, F5 provides a threat intelligence feed, called IP Intelligence (IPI), by leveraging Webroot’s BrightCloud honeypots, sensors and endpoints all across the Internet which aggregate millions of malicious addresses into a reputation database. WebSafe, MobileSafe, Defense.Net, Secure Web Gateway Services and IP Intelligence are all sold on a subscription basis.
In connection with our products, we offer a broad range of services including consulting, training, installation, maintenance and other technical support services.
F5 Networks was incorporated on February 26, 1996 in the State of Washington. Our headquarters is in Seattle, Washington, and our mailing address is 401 Elliott Avenue West, Seattle, Washington 98119. The telephone number at our executive offices is (206) 272-5555. We have subsidiaries or branch offices in Argentina, Australia, Brazil, the British Virgin Islands, Canada, Chile, China, Colombia, France, Germany, Hong Kong, India, Israel, Italy, Japan, Kingdom of Saudi Arabia,

Mexico, Netherlands, New Zealand, Russia, Singapore, South Korea, Spain, Taiwan, the United Arab Emirates, and the United Kingdom. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website, www.f5.com, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.
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
In addition to preventing the threat of attacks designed to disrupt, destroy or block access to network applications, organizations are faced with the equally daunting challenge of controlling access to applications and data. The proliferation of mobile devices has given users with smart phones, tablets, and laptops the ability to access corporate private and public data centers from virtually anywhere. This, in turn, has increased the difficulty of ensuring that mobile users are able to access applications and data for which they are authorized, and that applications and data are protected from access by unauthorized users.
Need to Optimize the Secure Delivery of Applications and Data
With the ongoing evolution and increasing complexity of IT infrastructures, there is a growing need to optimize the secure delivery of applications and data over IP networks. IP-based traffic passing between end-user devices and servers is divided into discrete packets that travel by multiple routes to their destination where they are reassembled. The disassembly, routing, and reassembly of transmissions are relatively straightforward and require little intelligence. By contrast, managing, inspecting, modifying, redirecting and securing application traffic going to and from servers requires intelligent systems capable of performing a broad array of functions. Broadly speaking, all of those functions are aspects of application delivery.
Application Delivery Controllers, or ADCs, dynamically manage the flow of traffic between users and servers (physical or virtual), making multiple servers look like a single resource to the user. In addition they free up resources by offloading common network functions, such as encryption, IPv4/IPv6 translation, compression, authentication, rate-shaping, and a variety of specialized functions, including network and application security services, policy management, and WAN optimization, that would otherwise run on the servers or be coded into applications. Since most large enterprises have hundreds — if not thousands — of servers and applications, it is not practical to replicate these functions on each server or within each virtual instance of an application. Doing so would take up valuable network resources and reduce the number of applications that could run on each server. Maintenance costs would be prohibitive and the net result would be a negative impact on the overall performance of servers and applications. Offloading specific functions onto point solutions can eliminate those problems but introduces a new set of challenges. Using point solutions from multiple vendors can create interoperability issues, and problems that do occur can be difficult to troubleshoot. From a security standpoint, it is also much more difficult to audit traffic passing through multiple devices. Providing a comprehensive set of integrated application delivery services on a single, high-performance device simplifies management of the device and the servers it sits in front of and reduces overall capital and operating costs. In virtual and cloud environments where flexibility is a priority, software-only ADCs provide the same services and many of the benefits associated with hardware-based ADCs.
Although application delivery services are broadly applicable within enterprise and service provider IT infrastructures, the latter face unique challenges as they attempt to modernize and scale their networks to deal with the flood of data generated by smart phones, tablets, wearables and other mobile devices. To cope with these challenges, service providers are migrating legacy 2G/3G infrastructures to 4G/LTE networks and Evolved Packet Core (EPC) data centers that require an array of network and application services. Today, most of those services are deployed on separate appliances from different vendors. Apart from the associated capital costs, integrating and managing multiple devices entail significant operating expense, and service providers are actively seeking solutions that will enable them to lower costs and improve reliability and performance by consolidating services and reducing the number of devices. To cope with the dramatic increase in signaling traffic associated with 4G/LTE networks and the multi-vendor technology interoperability challenges, service providers have also adopted the Diameter signaling protocol as the de facto standard for communication within their evolving data center infrastructure. Diameter signaling solutions offer unprecedented scalability, reliability, and performance on a single, carrier-grade, purpose-built platform.
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
Since the introduction of TMOS, we have developed TMOS-based versions of our own legacy products, such as Local Traffic Manager (LTM), Global Traffic Manager (GTM) and Link Controller; new products, such as Advanced Firewall Manager (AFM), Carrier Grade Network Address Translation (CGNAT) and Policy Enforcement Manager (PEM), that leverage the unique performance characteristics of our hardware and software architecture; and products that incorporate acquired technology, including Application Security Manager (ASM), Application Acceleration Manager (AAM), Access Policy Manager (APM) and two of our newest security offerings, WebSafe and MobileSafe. All of these products are currently available as integrated software modules on our BIG-IP and VIPRION hardware and as Virtual Editions that run on any standard server or hypervisor. We believe this approach sharply differentiates our products from our competitors’ offerings and provides customers with an expanding array of integrated application delivery solutions that can be customized to meet their specific needs.
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

Expanding our addressable market.
Since the introduction of TMOS, we have continually expanded our addressable market and the definition of application delivery through the acquisition and development of new technology. In 2003, for example, we entered the market for secure remote access through the acquisition of uRoam, Inc. and its FirePass SSL VPN technology that has become the core of our current Access Policy Manager (APM) offering. The following year we entered the web application firewall market with the acquisition of Magnifire Websystems, Inc. and its TrafficShield security appliance, which became the foundation of our Application Security Manager (ASM). By leveraging the programmability, full proxy capabilities, and built-in security features of TMOS, customers were also able to exploit the performance and scalability of our products and deploy them as ICSA-certified network firewalls. In March 2013, we introduced Advanced Firewall Manager (AFM), a new software module that simplifies the deployment and management of our products as network firewalls, and BIG-IQ Security, a management framework that lets customers administer policies and manage AFM across all of their F5 platforms. In September 2013, we continued to expand our security solution with the acquisition of Versafe, a provider of web anti-fraud, anti-phishing, and anti-malware solutions, and in May 2014 we acquired Defense.Net, which provides cloud-based DDoS protection that complements our on-premise DDoS solution. While each of these products addresses a different segment of the broader security market, they are all integral components of our comprehensive Security offering and tightly integrated with LTM and the other features and functions available on our products. As a result of this strategy and our development and acquisition of technology in other related markets such as WAN optimization, Java Script programming, and Diameter signaling and routing, we believe our current addressable market is significantly larger than the ADC market as industry analysts have traditionally defined it.
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
During the past year we have entered into partnerships with Cisco, HP, Microsoft and VMware to provide integrated application services for their Software Defined Networking (SDN) offerings. In addition, we have established partnerships with Microsoft Azure, VMware vCloud Air, Amazon Web Services and many others to provide cloud-based application services and solutions. We plan to continue building on our existing relationships and to extend our competitive edge by developing new strategic partnerships with other technology leaders.
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
F5 Solutions
Our integrated family of TMOS-based network and application services is comprised of software products that run on purpose-built hardware and are also available as virtual (software-only) editions or VEs. These products function as strategic points of control in IP networks, inspecting, modifying and directing traffic to optimize the security, availability and delivery of applications and data to any user, anywhere, anytime. Our LineRate technology supports similar functionality in software-only solutions designed to meet the specialized needs of software-defined data centers. Our Traffix Diameter signaling and routing devices address the complex needs of service providers by enabling fast, reliable communications among the elements of their legacy infrastructures and their evolving packet-based 4G/LTE networks and data centers. We believe our products offer the most intelligent services and advanced functionality in the marketplace along with performance and flexibility that enable organizations to simplify management of their IP networks and data center operations by integrating disparate resources to reduce operating costs, enhance productivity and improve service to employees, customers and partners.

Application Delivery
Since 2004 we have expanded the breadth of features and functionality we offer well beyond the scope of application delivery networking as it has been traditionally defined. Today, we also offer solutions that include application security, secure remote access, firewall protection, WAN optimization, access policy management, carrier grade network address translation, Diameter signaling policy enforcement, and fraud detection opening up large opportunities in several adjacent markets. Many of the features and functions that differentiate our products are built into TMOS, our full-proxy operating system. Others are available as software modules that run on TMOS or as Virtual Editions, and some of our newer security services are available by subscription.
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

•	ScaleN is a set of three unique capabilities that enhance the flexibility of our products:

◦	Clustered Multiprocessing (CMP) allows customers to cluster and aggregate processors (cores) within BIG-IP appliances or VIPRION chassis products.

◦
Virtual Clustered Multiprocessing (vCMP) enables the creation of separate virtual ADCs within an appliance or chassis, each running a separate instance of TMOS with a different configuration and assigned to a different application.

◦
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
Product Modules
In addition to the features and functions embedded in TMOS, we offer a family of integrated software solutions that cover a broad range of application-aware network functions from load-balancing to security. Depending on a number of factors, including the hardware platform they have purchased, the application they are running, and their performance and security requirements, customers may purchase one or more of these modules in addition to Local Traffic Manager (LTM), which is included with every product. The following software modules are currently available on all BIG-IP and VIPRION products except BIG-IP 2000:

•
Local Traffic Manager (LTM): LTM, which provides intelligent load-balancing and traffic management, is standard on all BIG-IP appliances, VIPRION chassis-based systems and Virtual Editions. As a strategic point of control between applications and users, LTM manages the flow and distribution of all traffic passing through our products, ensuring that applications are secure, fast and available.

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

Virtual ADCs
All of our product modules are also available as software-only Virtual Editions (VEs), designed to run on all major hypervisors. Production VEs are deployed in public and private clouds and supplement our hardware products in hybrid environments. Trial versions give our customers a cost-effective way to test and configure our products and help determine which systems and modules will best meet their specific needs in production environments.
NFV and NSV Products
Our LineRate products address the growing demand for network functions virtualization (NFV) and network service virtualization (NSV) by providing application developers and network operators with tools to leverage a vast library of open-

source services that run on standard hypervisors and commodity servers. Using the power and flexibility of node.js, a server-side version of JavaScript, LineRate products enable developers and operations personnel (DevOps) to rapidly create and deploy a broad range of complex networking functions that help scale, manage, and optimize their applications.
Software as a Service
Among our newest security offerings, WebSafe and MobileSafe are software modules that inject code into traffic between servers and end-user devices which is then downloaded transparently to the device and provides real-time protection against malware, phishing, and other cyberthreats, including fraud without any impact to the user experience. As their names imply, WebSafe protects against all web-based threat types, and MobileSafe protects against advanced threats targeting the mobile user. Defense.Net, our most recent acquisition and our newest Security offering, is a cloud-based service that provides highly scalable protection against DDoS attacks. Deployed in conjunction with our massively-scalable on-premise DDoS protection, Defense.Net provides a first line of defense against attacks before they reach a customer’s data center. Another recent addition to our Security offerings, Secure Web Gateway Services protects enterprises against both inbound and outbound malware. Integrated with cloud-based threat intelligence provided by Websense, Secure Web Gateway enables enterprises to manage user access to websites, as well as to hundreds of web-based applications, protocols, and videos, ensuring adherence to corporate acceptable use policies, and compliance regulations. All three services are sold to customers on a subscription basis.
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
BIG-IP Appliances
Products in our family of BIG-IP Application Delivery Controllers differ primarily in their performance characteristics resulting from the hardware components and configurations that make up each system. During fiscal year 2013, we revamped our entire family of BIG-IP appliances. The new line is comprised of the BIG-IP 2000 series, BIG-IP 4000 series, BIG-IP 5000 series, BIG-IP 7000 series and BIG-IP 10000 series.
VIPRION Chassis-Based Systems
Currently we offer four chassis-based systems: VIPRION 4800, VIPRION 4480, VIPRION 2400 and VIPRION 2200. VIPRION’s unique architecture distributes traffic across all available processors and allows customers to add or remove blades without disrupting traffic. It also helps customers simplify their networks by consolidating ADCs, saving management costs as well as power, space, and cooling in the datacenter.

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

•
VIPRION 2400: Designed for midsize to large enterprises, VIPRION 2400 combines affordability and scalability in a 4-slot chassis that gives customers the flexibility to add performance on demand while managing cost. A fully-loaded VIPRION 2400 chassis can deliver 320 Gbps throughput and support up to 80 vCMP instances.

•
VIPRION 2200: Our newest VIPRION product is a 2-slot chassis in an appliance footprint (2U) that combines the capabilities of F5’s ScaleN™ and Clustered Multiprocessing™ to deliver on-demand scalability for customers with rack space constraints or related concerns such as power/cooling requirements. Equipped with 2 VIPRION 2250 blades, VIPRION 2200 can deliver up to 160 Gbps of throughput and 40 vCMP instances

VIPRION products support all the features, functions and capabilities of TMOS, including clustered multiprocessing (CMP), virtual clustered multiprocessing (vCMP), and device service clustering (DSC).

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

Management and Orchestration

•
BIG-IQ is an intelligent management framework that simplifies the process of deploying and optimizing our application delivery services. Analogous to TMOS, BIG-IQ is a software platform designed to support multiple management modules. Currently we offer three BIG-IQ modules:

◦
BIG-IQ Device lets customers manage all their F5 systems and VEs across their entire infrastructure. BIG-IQ Device provides device inventory, status, backups, updates, upgrades and license management from a single management console.

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

BIG-IQ is designed with an industry leading and open set of API’s, which integrates with northbound orchestrators such as OpenStack, Cisco’s ACI, Microsoft’s SCVMM and VMware’s NSX, VCAC and VCO allowing greater flexibility in supporting hyper-converged data centers and infrastructure.
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
Our principal software engineering team is located at our headquarters in Seattle, Washington. Product development for APM, PEM and AAM is located in San Jose, California. ASM, Traffix SDC and Versafe product development is located in Tel Aviv, Israel. Our hardware engineering team is located in Spokane, Washington. In addition, we maintain a dedicated facility for product testing and quality control in Tomsk, Russia. Members of all our product development teams collaborate closely with one another to ensure the interoperability and performance of our hardware and software systems.
During the fiscal years ended September 30, 2014, 2013 and 2012, we had research and product development expenses of $263.8 million, $209.6 million, and $177.4 million, respectively.
Customers
Our customers include a wide variety of enterprises and service providers among Fortune 1000 and Business Week Global 1000 companies, including those in technology, telecommunications, financial services, transportation, education, manufacturing and healthcare, along with government customers. In fiscal year 2014, sales outside of the Americas represented

43.1% of our net revenues. Refer to Note 10 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our revenues by geographic area.
Sales and Marketing
Sales
We sell our products and services to large enterprise customers and service providers through a variety of channels, including distributors, value-added resellers (VARs) and systems integrators. A substantial amount of our revenue for fiscal year 2014 was derived from these channel sales. Our sales teams work closely with our channel partners and also sell our products and services directly to major accounts.
Early in fiscal 2014, we introduced new pricing options for our hardware and software designed to simplify the sales process and provide incentives for customers to purchase more of our software products. Good, Better, Best (GBB) is a tiered licensing model that is available for our BIG-IP appliances, VIPRION chassis products, and Virtual Editions (VEs).

•
Good is our basic traffic management option that includes BIG-IP LTM along with the full suite of features and functions available on TMOS. Additional software modules can be purchased at the list price for each module or VE.

•	Better includes three modules or VEs (GTM, AAM and AFM) in addition to LTM at a discount to what they would cost if each were purchased separately.

•	Best includes GTM, AAM and AFM plus our two most popular software products, ASM and APM, also at a discount to what they would cost if purchased separately.
Pricing for the modules scales with the size of the system purchased. During the last three quarters of fiscal 2014, we saw strong and growing demand for GBB from both our customers and channel partners.
Also in early fiscal 2014, we introduced a utility pricing model that allows customers of Amazon Web Services and other public cloud providers to rent VEs by the hour or day, allowing them to deploy our products on a pay-as-they-go basis.
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
For fiscal year 2014, sales to three of our worldwide distributors, Avnet Technology Solutions, Ingram Micro, Inc. and Westcon Group, Inc. represented 14.0%, 17.4% and 14.5% of our total revenues, respectively. Our agreements with these distributors are standard, non-exclusive distribution agreements that renew automatically on an annual basis and generally can be terminated by either party with 30 days written notice prior to the start of any renewal term. The agreements grant Avnet Technology Solutions, Ingram Micro, Inc. and Westcon Group, Inc. the right to distribute our products to resellers in North America and certain other territories internationally, with no minimum purchase requirements.
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
Resellers and Technology Partners. Historically, our ability to compete with much larger companies has been strengthened through partnerships with large systems and software vendors. Currently we partner with Dell and Hewlett-Packard, who resell our products, and with other large technology companies, including Microsoft, Oracle, VMware and Cisco, who recommend our products to their customers. Management of these relationships is the responsibility of our business development team, a component of our marketing organization, which closely monitors technology companies in adjacent and complementary markets for opportunities to partner with those whose solutions are complementary to ours and could enable us to expand our addressable market.
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
To support the growing number of developers using our products, including network and application architects, we continue to promote and expand DevCentral, our on-line community website that provides technical resources to customers, prospects and partners wanting to extend and optimize F5 solutions using iRules and iCall. A key aspect of DevCentral is an on-line forum where developers as well as application and network architects discuss and share solutions they have written with iRules and iCall. At the end of fiscal year 2014, DevCentral had more than 165,000 registered members.
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
Backlog
At the end of fiscal years 2014 and 2013, we had product backlog of approximately $61.6 million and $57.9 million, respectively. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers or product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be cancelled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.
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
Our customers typically purchase a one-year maintenance contract which entitles them to an array of services provided by our technical support team. Maintenance services provided under the contract include online updates, software error correction releases, hardware repair and replacement, and, in the majority of cases, round-the-clock call center support. Free updates of our software are available to customers with a current maintenance contract. We also offer an online, automated, self-help customer support function called “Ask F5” that provides answers to many commonly asked questions, allowing customers to get information and solve problems quickly while significantly reducing the number of calls to our support desk. This enables us to provide comprehensive customer support while keeping our support-related expenses at a manageable, consistent level. We also offer an online service called iHealth, which allows customers to diagnose up-to-the-minute snapshots of their BIG-IP systems. Diagnoses include tailored feedback about configuration issues or code defects, a description of the issue, recommendations for resolution, and a link to further information in the AskF5™ Knowledge Base.
F5 offers training classes for customers on the configuration and use of products, including local and wide area network system administration and management. We have a complete certification program that qualifies our partners and customers for having the appropriate skills to implement and use the functionality of our products. To provide our customers with onsite and remote help, we have a professional services team able to provide a full range of fee-based consulting services, including comprehensive network management, documentation and performance analysis, and capacity planning to assist in predicting future network requirements. During fiscal year 2014 we increased the relative size or our professional services team in response to increasing customer demand.
Manufacturing
We outsource the manufacturing of our pre-configured hardware platforms to third party contract manufacturers for assembly according to our specifications.
Our purpose-built systems are manufactured by Flextronics International LTD. Subcontracting activity at Flextronics encompasses prototype builds, full production and direct fulfillment. Flextronics also performs the following activities on our behalf; material procurement, PCB assembly and test, final assembly, system test, quality control, direct shipment and warranty repairs. We provide a rolling forecast that allows our contract manufacturers to stock component parts and other materials, plan capacity and build finished goods inventory in anticipation of end user demand. Flextronics procures components in volumes consistent with our forecast, assembles the products and tests them according to our specifications. Products are then shipped to our distributors, value-added resellers, or end users. Generally, we do not own the components. Title to the products transfers from the contract manufacturers to us and then to our customers upon shipment from a designated fulfillment location. If the components are unused or the products are not sold within specified periods of time, we may incur carrying charges or obsolete material charges for components that our contract manufacturers purchased to build products to meet our forecast or customer orders.
Hardware components for our products consist primarily of commodity parts and certain custom components designed and approved by our hardware engineering group. Most of our components are purchased from sources which we believe are readily available from other suppliers. However, some components used in the assembly of our products are purchased from a single or limited source.
Certain sub-assembly and testing processes of our products are performed at Flextronics' facility in Zhuhai, China. The majority of our sub-assemblies are shipped to Flextronics' Milpitas, California plant for configuration and final testing and eventual distribution to our end users. We also have capabilities to complete this process for some of our products in Flextronics' Zhuhai, China plant for distribution to APAC and Japan end users.
Competition
The expanding capabilities of our product offerings have enabled us to address a growing array of market opportunities, many of which are outside the bounds of the application delivery networking market as defined and measured by industry analysts such as Gartner Group, Dell’Oro and others. In addition to server load-balancing, traffic management and other functions normally associated with application delivery, our suite of integrated product modules has expanded our addressable market into security, WAN optimization, application acceleration, policy management, and Diameter signaling and routing, where we compete with a growing number of companies not included among traditional ADC vendors. The ability to create custom network services using iRules, iControl and iCall has also enabled us, our customers, and our partners to design solutions to problems for which there is no off-the-shelf solution. As a result, we believe the traditional definitions of our market do not encompass all of the features, functions and capabilities of our products or accurately represent the addressable market for those products.
Within the more narrowly defined traditional ADC market, several companies sell server load-balancing products. These include Brocade Communications Systems, Inc., Citrix Systems, Inc. and a number of smaller competitors: Radware Ltd, A10 Networks, Array Networks, Inc., Barracuda Networks, Inc., and Riverbed Technology.
In related ADC markets we compete with the following:

•	Cisco, Juniper Networks and Checkpoint Systems in the network firewall market;

•	Cisco, Imperva and Citrix in the web application firewall market;

•	Cisco, Juniper and A10 in Carrier Grade NAT;

•	Procera, Allot, Sandvine and other DPI vendors with our PEM offerings;

•	Riverbed Technology and Silver Peak Systems in the WAN optimization and application acceleration market; and

•	Oracle via the acquisition of Tekelec and Acme Packet in the Diameter signaling market.

•	IBM in end-user protection against malware, phishing and other cyberthreats.

•	Akamai Networks in cloud-based DDoS protection.

•	Blue Coat Systems in protecting enterprises from inbound and outbound malware.
The principal competitive factors in the markets in which we compete include product features and performance, customer support, brand recognition, the scope of distribution and sales channels and pricing. Certain of our competitors have employed and may in the future adopt aggressive pricing policies to gain market share. However, because of the superior performance, broad functionality and unique capabilities of our products, which have resulted in high levels of customer satisfaction and growing brand awareness, we believe that we can and will compete effectively against such pricing policies.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have obtained 216 patents in the United States, 15 foreign patents and have applications pending for various aspects of our technology. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.
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
Employees
As of September 30, 2014, we had 3,834 full-time employees, including 1,054 in product development, 1,448 in sales and marketing, 945 in professional services and technical support and 387 in accounting and finance, administration and operations. None of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.
Executive Officers of the Registrant
The following table sets forth certain information with respect to our executive officers as of November 26, 2014:

Name	Age	Position
John McAdam	63	President, Chief Executive Officer, and Director
Edward J. Eames	56	Executive Vice President of Business Operations
David Feringa	52	Executive Vice President of Worldwide Sales
Andy Reinland	50	Executive Vice President and Chief Financial Officer
Manuel F. Rivelo	50	Executive Vice President of Strategic Solutions
Scot Rogers	47	Executive Vice President and General Counsel
Karl Triebes	47	Executive Vice President of Product Development and Chief Technical Officer
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
David Feringa has served as our Executive Vice President of Worldwide Sales since May 2012. Mr. Feringa joined F5 in December 2004 as Regional Vice President of Sales for the Eastern U.S. and has assumed multiple sales leadership roles during his tenure at F5. He was appointed Vice President of North America Sales in October 2007 and Senior Vice President of Americas Sales in January 2012. Prior to joining F5, Mr. Feringa served in senior sales and business development positions for 20 years at technology companies including Cisco Systems, Inc. and Lucent Technologies. Mr. Feringa holds a B.A. from Wake Forest University.
Andy Reinland has served as our Executive Vice President and Chief Financial Officer since October 2012. For SEC reporting purposes, Mr. Reinland is the principal financial officer and principal accounting officer. From October 2005 to October 2012, Mr. Reinland served as our Senior Vice President and Chief Finance Officer. Mr. Reinland joined F5 in 1998 as a senior financial analyst and served as our Vice President of Finance from January 2004 to October 2005. Prior to joining F5, Mr. Reinland was Chief Financial Officer for RTIME, Inc., a developer of real-time 3D software for Internet applications, which was acquired by Sony. Mr. Reinland started his career in public accounting. Mr. Reinland holds a B.A. in Business from Washington State University.
Manuel F. Rivelo has served as our Executive Vice President of Strategic Solutions since October 2011. Mr. Rivelo is responsible for the Company's Product Management, Marketing, Business and Corporate Development. Prior to joining F5, Mr. Rivelo served as Senior Vice President — Engineering Operations and Systems for Cisco Systems, Inc. During his 19-year career at Cisco, Rivelo was a member of the Cisco Development Counsel, the senior leadership team of the Cisco Development Organization. While at Cisco, he also served as head of the worldwide systems engineering organization. His managerial career spans over 25 years in product engineering, strategic planning, business operations, field engineering sales and IT. Rivelo serves on the Board of Directors of Apollo Group, Inc., one of the world’s largest private education providers. He holds a bachelor’s and master’s degree in Electrical Engineering from the Stevens Institute of Technology.
Scot Rogers has served as our Executive Vice President and General Counsel since January 2014. Mr. Rogers has held a variety of positions in F5's legal department since 2005, including most recently as Senior Vice President and Associate General Counsel immediately prior to his promotion to Executive Vice President. From 2002 through 2005, Rogers was the General Counsel for Xpediate Consulting, a healthcare technology and consulting company located in the San Francisco Bay Area. Prior to becoming a corporate counsel, he spent eight years in private practice as a commercial litigator. Mr. Rogers is a graduate of the University of Texas and holds a J.D. from the Dedman School of Law of Southern Methodist University.
Karl Triebes has served as our Executive Vice President of Product Development and Chief Technical Officer since August 2004. Prior to joining F5, Mr. Triebes served as Chief Technology Officer and Vice President of Engineering of Foundry Networks, Inc. from January 2003 to August 2004. From June 2001 to January 2003, he served as Foundry’s Vice President of Hardware Engineering. From May 2000 to June 2001, Mr. Triebes was Vice President of Engineering at Alcatel U.S.A., a telecommunications company. From December 1999 to May 2000, he was Assistant Vice President of Newbridge Networks Corp., a networking company subsequently acquired by Alcatel. Mr. Triebes holds a B.S. in Electrical Engineering from San Diego State University.

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

•	Actual or anticipated variations in operating and financial results;

•	Analyst reports or recommendations;

•	Rumors, announcements or press articles regarding our competitors’ operations, management, organization, financial condition or financial statements; and

•	Other events or factors, many of which are beyond our control.
The stock market in general and the market for technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to operating performance. The fluctuations may continue in the future and this could significantly impact the value of our stock and your investment.
Cloud based computing trends present competitive and execution risks
Customers are transitioning to a hybrid computing environment utilizing various cloud-based software and services accessed via various smart client devices. Pricing and delivery models are evolving and our competitors are developing and deploying cloud-based services for customers. We are devoting significant resources to develop and deploy our own competing cloud-based software and services strategies. While we believe our expertise and investments in software and infrastructure for cloud-based services provides us with a strong foundation to compete, it is uncertain whether our strategies will attract the customers or generate the revenue required to be successful. In addition to software development costs, we are incurring costs to build and maintain infrastructure to support cloud-computing services. These costs may reduce the operating margins we have previously achieved. Whether we are successful in this new business model depends on our execution in a number of areas, including:

•	continuing to innovate and bring to market compelling cloud-based services that generate increasing traffic and market share;

•	maintaining the utility, compatibility and performance of our software on the growing array of cloud computing platforms; and

•	implementing the infrastructure to deliver our own cloud based services.
These new business models may reduce our revenues or operating margins and could have a material adverse effect on our business, results of operations and financial condition.
Our business could be adversely impacted by conditions affecting the information technology market
A substantial portion of our business depends on the demand for information technology by large enterprise customers and service providers. In addition to the challenges presented by new cloud computing models, we are dependent upon the overall economic health of our current and prospective customers and the continued growth and evolution of the Internet. International, national, regional and local economic conditions, such as recessionary economic cycles, protracted economic slowdown or further deterioration of the economy could adversely impact demand for our products. Demand for our products and services depends substantially upon the general demand for application delivery products and associated services, which fluctuates based on numerous factors, including capital spending levels and growth of our current and prospective customers, as well as general economic conditions. Moreover, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Future economic projections for the information technology sector are uncertain as companies continue to reassess their spending for technology projects and embrace new models for delivery of IT services, such as cloud computing. As a result, spending priorities for our current and future customers may vary and demand for our products and services may be impacted. In addition, customer buying patterns are changing over time and more customers seek to rent software on a subscription basis. These evolving business models could lead to changes in demand and licensing strategies, which could have a material adverse effect on our business, results of operations and financial condition.
Industry consolidation may result in increased competition
Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they had previously offered. We have also entered into large, strategic partnerships to enhance our competitive position in the marketplace. As IT companies attempt to strengthen or maintain their market positions in the evolving application delivery, mobility, cloud networking and cloud platform markets, these companies continue to seek to deliver comprehensive IT solutions to end users and combine enterprise-level hardware and software solutions that may compete with our solutions and which could negatively impact our partnerships. These consolidators or potential consolidators may have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and services. The companies resulting from these possible combinations may create more compelling product and service offerings and be able to offer greater pricing flexibility or sales and marketing support for such offerings than we can. These heightened competitive pressures could result in a loss of customers or a reduction in our revenues or revenue growth rates, all of which could adversely affect our business, results of operations and financial condition.
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
Our success depends on sales and continued innovation of our application delivery networking product lines
For the fiscal year ended September 30, 2014, we derived approximately 98.1% of our net product revenues, or approximately 53.0% of our total net revenues, from sales of our application delivery networking (ADN) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability, performance and security problems for our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
We may not be able to compete effectively in the emerging application delivery networking market
The markets we serve are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors in the application delivery networking market include Brocade Communications Systems, Inc., Citrix Systems, Inc., Radware Ltd. and A10 Networks. In related ADC markets, we compete with the following:

•	Cisco, Juniper Networks and Checkpoint Systems in the network firewall market;

•	Cisco, Imperva and Citrix in the web application firewall market;

•	Cisco, Juniper and A10 in Carrier Grade NAT;

•	Procera, Allot, Sandvine and other DPI vendors with our PEM offerings;

•	Riverbed Technology and Silver Peak Systems in the WAN optimization and application acceleration market; and

•	Oracle via the acquisition of Tekelec and Acme Packet in the Diameter signaling market.

•	IBM in end-user protection against malware, phishing and other cyberthreats.

•	Akamai Networks in cloud-based DDoS protection.

•	Blue Coat Systems in protecting enterprises from inbound and outbound malware.
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
It is difficult to predict our future operating results because we have an unpredictable sales cycle
Our products have a lengthy sales cycle and the timing of our revenue is difficult to predict. Historically, our sales cycle has ranged from approximately two to three months and has tended to lengthen as we have increasingly focused our sales efforts on the enterprise market. Also, as our distribution strategy is focused on a channel model, utilizing value-added resellers, distributors and systems integrators, the level of variability in the length of sales cycle across transactions has increased and made it more difficult to predict the timing of many of our sales transactions. Sales of our products require us to educate potential customers in their use and benefits. Sales of our products are subject to delays from the lengthy internal budgeting, approval and competitive evaluation processes that large enterprises and governmental entities may require. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to testing our products before they decide whether or not to purchase. Customers may also defer orders as a result of anticipated releases of new products or enhancements by our competitors or us. As a result, our products have an unpredictable sales cycle that contributes to the uncertainty of our future operating results.
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
We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business
We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. These channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our indirect sales channel structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, three worldwide distributors of our products accounted for 45.9% of our total net revenue for fiscal year 2014. Three worldwide distributors of our products accounted for 44.1% of our total net revenue for fiscal year 2013. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
We are dependent on various information technology systems, and failures of or interruptions to those systems could harm our business
Many of our business processes depend upon our IT systems, the systems and processes of third parties, and on interfaces with the systems of third parties. For example, our order entry system provides information to the systems of our contract manufacturers, which enables them to build and ship our products. If those systems fail or are interrupted, or if our ability to connect to or interact with one or more networks is interrupted, our processes may function at a diminished level or not at all. This would harm our ability to ship products, and our financial results may be harmed.
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
We must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer contracts. We intend to continue expanding into international markets. Sales outside of the Americas represented 43.1% and 42.5% of our net revenues for the fiscal years ended September 30, 2014 and 2013, respectively.
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
New regulations related to conflict minerals may force us to incur additional expenses and could limit the supply and increase the costs of certain metals and minerals used in the manufacturing of our products
In August 2012, the SEC adopted new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (or the Dodd-Frank Act) for companies that use certain minerals and derivative metals (referred to as conflict minerals, regardless of their country of origin) in their products, whether or not these products are manufactured by third parties. The Dodd-Frank Act requires companies to perform due diligence and disclose whether or not such minerals originate from the Democratic Republic of Congo or adjoining countries. We filed a report on Form SD with the SEC regarding such matters on May 30, 2014 and are required to file on an annual basis going forward. These new requirements could adversely affect the sourcing, availability and pricing of minerals or metals used in the manufacture of our products and the numerous components that go into our products all of which could adversely affect our business, financial condition, and operating results. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any relevant minerals and metals used in our products. We have a complex supply chain and many components are sourced through our contract manufacturer and we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement. As a result, we may face reputational challenges with our customers and other stakeholders and possible regulatory risk.
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
Our success depends on our key personnel and our ability to hire, retain and motivate qualified executives, sales and marketing, operations, product development and professional services personnel
Our success depends, in large part, on our ability to attract, engage, retain, and integrate qualified executives and other key employees throughout all areas of our business. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. If we do not obtain the stockholder approval needed to continue granting equity compensation in a competitive manner, our ability to attract, retain, and motivate executives and key employees could be weakened. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. In addition, our CEO recently announced his intended retirement at the end of fiscal year 2015. The process of identifying his successor could be disruptive to our business and the failure to identify and hire his successor in a timely manner could adversely affect our business and results of operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations. The complexity of our application delivery networking products and their integration into existing networks and ongoing support, as well as the sophistication of our sales and marketing effort, requires us to retain highly trained developers, professional services, customer support and sales personnel. Competition for qualified developers, professional services, customer support and sales personnel in our industry is intense because of the limited number of people available with the necessary technical skills and understanding of our products. Our ability to hire and retain these personnel may be adversely affected by volatility or reductions in the price of our common stock, since these employees are generally granted restricted stock units. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring qualified personnel may harm our business and results of operations.
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
Our business is subject to the risks of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by man-made problems such as terrorism
A significant natural disaster, such as an earthquake, a fire, a flood, or a significant power outage could have a material adverse impact on our business, operating results, and financial condition. We have an administrative and product development office and a third party contract manufacturer located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters could affect our supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, cyber-attacks, acts of terrorism, or other geo-political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or end-customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and operating results would be adversely affected.

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
We believe that our existing properties are in good condition and suitable for the conduct of our business. We also lease office space for our product development personnel in Spokane, Washington and Bellevue, Washington, San Jose, California, Louisville, Colorado, Lowell, Massachusetts, Israel, and Russia and for our sales and support personnel in California, Florida, Georgia, Illinois, Missouri, New York, Tennessee, Washington D.C., Australia, Brazil, Canada, China, Denmark, Finland, France, Germany, Hong Kong, India, Indonesia, Italy, Japan, Malaysia, Mexico, Netherlands, New Zealand, the Philippines, Poland, Singapore, South Africa, South Korea, Spain, Sweden, Taiwan, Thailand, Turkey, the United Arab Emirates and the United Kingdom. We believe that our future growth can be accommodated by our current facilities or by leasing additional space if necessary.

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

	Fiscal Year 2014		Fiscal Year 2013
	High	Low	High	Low
First Quarter	$93.25	$78.14	$108.37	$81.07
Second Quarter	$116.71	$87.47	$107.99	$86.33
Third Quarter	$114.14	$99.26	$92.57	$67.53
Fourth Quarter	$128.30	$108.03	$94.66	$68.22
The last reported sales price of our common stock on the Nasdaq Global Select Market on November 20, 2014 was $127.97.
As of November 20, 2014, there were approximately 61 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
Dividend Policy
Our policy has been to retain cash to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.
Unregistered Securities Sold in 2014
We did not sell any unregistered shares of our common stock during the fiscal year 2014.
Issuer Purchases of Equity Securities
On January 22, 2014, we announced that our Board of Directors authorized an additional $500 million for our common stock share repurchase program. This new authorization is incremental to the existing $1.1 billion program, initially approved in October 2010 and expanded in August 2011, October 2011, April 2013, and November 2013. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of November 20, 2014, we had repurchased and retired 18,449,755 shares at an average price of $82.41 per share and we had $279.6 million remaining to purchase shares as part of our repurchase programs.

Shares repurchased and retired as of November 20, 2014 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2013 — October 31, 2013	57,152	$84.45	57,152	$176,436
November 1, 2013 — November 30, 2013	1,153,393	$82.48	1,153,393	$381,264
December 1, 2013 — December 31, 2013	1,218,150	$82.06	1,218,150	$281,264

January 1, 2014 — January 31, 2014	695,250	$107.23	695,250	$706,712
February 1, 2014 — February 28, 2014	697,224	$108.21	697,224	$631,264
March 1, 2014 — March 31, 2014	—	$—	—	$631,264

April 1, 2014 — April 30, 2014	—	$—	—	$631,264
May 1, 2014 — May 31, 2014	1,447,544	$104.00	1,447,544	$480,722
June 1, 2014 — June 30, 2014	—	$—	—	$480,722

July 1, 2014 — July 31, 2014	205,000	$112.96	205,000	$457,565
August 1, 2014 — August 31, 2014	1,119,958	$113.26	1,119,958	$330,722
September 1, 2014 — September 30, 2014	—	$—	—	$330,722

October 1, 2014 — October 31, 2014	—	$—	—	$330,722
November 1, 2014 — November 20, 2014	407,244	$125.55	407,244	$279,594

Performance Measurement Comparison of Shareholder Return
The following graph compares the annual percentage change in the cumulative total return on shares of our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index for the period commencing September 30, 2009, and ending September 30, 2014.
Comparison of Cumulative Total Return
On Investment Since September 30, 2009*

The Company’s closing stock price on September 30, 2014, the last trading day of the Company’s 2014 fiscal year, was $118.74 per share.

*
Assumes that $100 was invested September 30, 2009 in shares of Common Stock and in each index, and that all dividends were reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Item 6.	Selected Financial Data
The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of September 30, 2014 and 2013 and the consolidated statement of operations data for the years ended September 30, 2014, 2013 and 2012 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this report. The consolidated balance sheet data as of September 30, 2012, 2011 and 2010 and the consolidated statement of operations for the years ended September 30, 2011 and 2010 are derived from our audited consolidated financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Years Ended September 30,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Net revenues
Products	$936,130	$798,856	$818,555	$721,975	$561,142
Services	795,916	682,458	558,692	429,859	320,830
Total	1,732,046	1,481,314	1,377,247	1,151,834	881,972
Cost of net revenues
Products	158,788	129,066	137,102	129,325	113,834
Services	151,171	123,981	99,066	78,679	58,118
Total	309,959	253,047	236,168	208,004	171,952
Gross profit	1,422,087	1,228,267	1,141,079	943,830	710,020
Operating expenses
Sales and marketing	558,284	483,041	445,595	370,735	293,201
Research and development	263,792	209,614	177,406	138,910	118,314
General and administrative	106,454	102,401	91,775	83,523	68,503
Loss on facility sublease (1)	—	2,393	—	—	—
Total	928,530	797,449	714,776	593,168	480,018
Income from operations	493,557	430,818	426,303	350,662	230,002
Other income, net	3,785	7,274	5,911	10,089	7,625
Income before income taxes	497,342	438,092	432,214	360,751	237,627
Provision for income taxes	186,159	160,778	157,028	119,354	86,474
Net income	$311,183	$277,314	$275,186	$241,397	$151,153
Net income per share — basic	$4.13	$3.53	$3.48	$2.99	$1.90
Weighted average shares — basic	75,395	78,565	79,135	80,658	79,609
Net income per share — diluted	$4.09	$3.50	$3.45	$2.96	$1.86
Weighted average shares — diluted	76,092	79,136	79,780	81,482	81,049
Consolidated Balance Sheet Data
Cash, cash equivalents, and short-term investments	$645,379	$542,143	$532,151	$542,550	$428,496
Restricted cash (2)	798	860	179	162	195
Long-term investments	482,917	728,981	662,803	470,203	433,570
Total assets	2,184,950	2,230,554	1,911,201	1,568,549	1,362,192
Long-term liabilities	178,659	140,492	115,772	90,806	71,409
Total shareholders’ equity	1,369,310	1,538,712	1,329,400	1,105,436	1,003,698

(1)	Loss on facility sublease expense represents a charge related to the consolidation of certain subleases at our corporate headquarters in Seattle, Washington.

(2)	Restricted cash represents escrow accounts established in connection with lease agreements for our facilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•
Revenues. The majority of our revenues are derived from sales of our application delivery networking (ADN) products including our high end VIPRION chassis and related software modules; Local Traffic Manager (LTM), Global Traffic Manager (GTM) and Link Controller; Advanced Firewall Manager (AFM), Carrier Grade Network Address Translation (CGNAT) and Policy Enforcement Manager (PEM), that leverage the unique performance characteristics of our hardware and software architecture; and products that incorporate acquired technology, including Application Security Manager (ASM), Application Acceleration Manager (AAM), Access Policy Manager (APM) and Edge Gateway; signaling delivery controller products (SDC); and the WebSafe, MobileSafe and Secure Web Gateway security offerings which are sold to customers on a subscription basis. We also derive revenues from the sales of services including annual maintenance contracts, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The decrease in cash and investments for fiscal year 2014 was primarily due to $650.5 million of cash used to repurchase outstanding common stock under our share repurchase program. This decrease was partially offset by cash provided by operating activities of $549.0 million in fiscal year 2014. Going forward, we believe the primary driver of cash flows will be net income from operations. On May 22, 2014, we acquired all issued and outstanding shares of Defense.Net, Inc. (Defense.Net) for $49.4 million in cash. Capital expenditures of $22.7 million for fiscal year 2014 were comprised primarily of information technology infrastructure and equipment to support the growth of our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in fiscal 2014 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the fourth quarter of fiscal year 2014 was 47.

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
We are typically not able to determine VSOE or TPE for non-software products. TPE is determined based on competitor prices for similar elements when sold separately. Generally, our go-to-market strategy differs from that of other competitive products or services in its markets and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine the selling prices on a stand-alone basis of similar products offered by our competitors.
When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We have been able to establish BESP through the list price, less a discount deemed appropriate to maintain a reasonable gross margin. Management regularly reviews gross margin information at the consolidated level. Non-software product BESP is determined through our review of historical sales transactions within the past 12 month period. Additional factors considered in determining an appropriate BESP include, but are not limited to, cost of products, pricing practices, geographies, customer classes, and distribution channels.
We regularly validate the VSOE of fair value and BESP for elements in its multiple element arrangements. We account for taxes collected from customers and remitted to governmental authorities on a net basis and excluded these amounts from revenues.
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
Stock-Based Compensation. We account for stock-based compensation using the straight-line attribution method for recognizing compensation expense over the requisite service period of the related award. We recognized $127.2 million and $104.2 million of stock-based compensation expense for the years ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was $100.0 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.
We issue incentive awards to our employees through stock-based compensation consisting of restricted stock units (RSUs). The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of our common stock on the date of grant.

We recognize compensation expense for only the portion of RSUs that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to our executive officers and Board of Directors versus grants awarded to all other employees, we developed separate forfeiture expectations for these two groups. In fiscal year 2014, the estimated forfeiture rate for grants awarded to our executive officers and Board of Directors was approximately 6.6% and the estimated forfeiture rate for grants awarded to all other employees was approximately 7.3%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.
We recognize compensation costs for awards with performance conditions when we conclude it is probable that the performance condition will be achieved. We reassess the probability of vesting at each balance sheet date and adjust compensation costs based on our probability assessment.
Common stock repurchase. On January 22, 2014, we announced that our Board of Directors authorized an additional $500 million for our common stock share repurchase program. This new authorization is incremental to the existing $1.1 billion program, initially approved in October 2010 and expanded in August 2011, October 2011, April 2013, and November 2013. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of November 20, 2014, we had repurchased and retired 18,449,755 shares at an average price of $82.41 per share and we had $279.6 million remaining to purchase shares as part of our repurchase programs.
Goodwill and intangible assets. Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. We test goodwill for impairment on an annual basis and between annual tests when impairment indicators are identified. Goodwill is written down when impaired. Goodwill was recorded in connection with the acquisition of Defense.Net, Inc. in May 2014, Versafe Ltd. and LineRate Systems, Inc. in fiscal year 2013, Traffix Systems in fiscal year 2012, Acopia Networks, Inc. in fiscal year 2007, Swan Labs, Inc. in fiscal year 2006, MagniFire Websystems, Inc. in fiscal year 2004 and uRoam, Inc. in fiscal year 2003. For our annual goodwill impairment test in all periods to date, we have operated under one reporting unit and the fair value of the reporting unit has been determined by the Company’s enterprise value. We perform our annual goodwill impairment test during the second fiscal quarter.
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
If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of our reporting unit is less than its carrying amount, the provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. In March 2014, we completed a qualitative assessment of potential impairment indicators and concluded that it was more-likely-than-not that the fair value of our reporting unit exceeded its carrying amount.
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

	Years Ended September 30,
	2014	2013	2012
	(in thousands, except percentages)
Net Revenues
Products	$936,130	$798,856	$818,555
Services	795,916	682,458	558,692
Total	$1,732,046	$1,481,314	$1,377,247
Percentage of net revenues
Products	54.0%	53.9%	59.4%
Services	46.0	46.1	40.6
Total	100.0%	100.0%	100.0%
Net Revenues. Total net revenues increased 16.9% in fiscal year 2014 from fiscal year 2013, compared to an increase of 7.6% in fiscal year 2013 from the prior year. Overall revenue growth for the year ended September 30, 2014 was primarily due to increased service and product revenues as a result of our increased installed base of products and increased demand for our core ADN products. International revenues represented 48.3%, 47.5% and 47.1% of net revenues in fiscal years 2014, 2013 and 2012, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
Net product revenues increased 17.2% in fiscal year 2014 from fiscal year 2013, compared to a decrease of 2.4% in fiscal year 2013 from the prior year. The increase of $137.3 million in net product sales for fiscal year 2014 was primarily due to a $130.6 million increase in the volume of sales of our ADN products and a $11.5 million increase in the volume of sales of our Traffix products, partially offset by a $4.7 million reduction in the volume of sales of our ARX file virtualization products. The decrease of $19.7 million in net product sales for fiscal year 2013 was primarily due to a $14.0 million reduction in the volume of sales of our ADN products and a $5.7 million reduction in the volume of sales of our ARX file virtualization products. Product sales slowed particularly in the first and second quarters of fiscal year 2013, as many customers evaluated new appliances that were introduced during fiscal year 2014. Product sales showed significant sequential growth in the third and fourth quarters of fiscal year 2013, with strong customer demand for the new appliances. Sales of our ADN products represented 98.1%, 98.7% and 98.4% of total product revenues in fiscal years 2014, 2013 and 2012, respectively.
Net service revenues increased 16.6% in fiscal year 2014 from fiscal year 2013, compared to an increase of 22.2% in fiscal year 2013 from the prior year. The increases in service revenue were the result of increased purchases or renewals of maintenance contracts driven by additions to our installed base of products, as well as growth in sales of consulting and training offerings.
Avnet Technology Solutions, one of our worldwide distributors, accounted for 14.0%, 16.6% and 17.1% of our total net revenues in fiscal years 2014, 2013 and 2012, respectively. Ingram Micro, Inc., another worldwide distributor, accounted for 17.4%, 15.7% and 13.8% of our total net revenues in fiscal year 2014, 2013 and 2012, respectively. Westcon, another worldwide distributor, accounted for 14.5% and 11.8% of our total net revenues in fiscal year 2014 and 2013, respectively. Ingram Micro, Inc. and Westcon Group, Inc. accounted for 14.2% and 19.8% of our accounts receivable as of September 30, 2014, respectively. Ingram Micro, Inc. accounted for 18.6% of our accounts receivable as of September 30, 2013. No other distributors accounted for more than 10% of total net revenue or receivables.

	Years Ended September 30,
	2014	2013	2012
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$158,788	$129,066	$137,102
Services	151,171	123,981	99,066
Total	309,959	253,047	236,168
Gross profit	$1,422,087	$1,228,267	$1,141,079
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	17.0%	16.2%	16.7%
Services	19.0	18.2	17.7
Total	17.9	17.1	17.1
Gross profit	82.1%	82.9%	82.9%
Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased to $158.8 million in fiscal year 2014, up 23.0% from the prior year, primarily due to a higher volume of units shipped, while margins remained relatively consistent compared to the prior year. Cost of net product revenues decreased to $129.1 million in fiscal year 2013 from $137.1 million in fiscal year 2012, primarily due to a reduction in the volume of units shipped.
Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. Cost of net service revenues as a percentage of net service revenues increased to 19.0% in fiscal year 2014 compared to 18.2% in fiscal year 2013, primarily due to increased salary and benefits attributed to growth in headcount. Cost of net service revenues as a percentage of net service revenues in fiscal year 2013 increased from 17.7% in fiscal year 2012, primarily due to increased salary and benefits attributed to growth in headcount. Professional services headcount at the end of fiscal year 2014 increased to 945 from 770 at the end of fiscal year 2013 and 654 at the end of fiscal year 2012. In addition, cost of net service revenues included stock-based compensation expense of $12.4 million, $10.0 million and $9.4 million for fiscal years 2014, 2013 and 2012, respectively.

	Years Ended September 30,
	2014	2013	2012
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$558,284	$483,041	$445,595
Research and development	263,792	209,614	177,406
General and administrative	106,454	102,401	91,775
Loss on facility sublease	—	2,393	—
Total	$928,530	$797,449	$714,776
Operating expenses (as a percentage of net revenue)
Sales and marketing	32.3%	32.6%	32.3%
Research and development	15.2	14.1	12.9
General and administrative	6.1	6.9	6.7
Loss on facility sublease	—	0.2	—
Total	53.6%	53.8%	51.9%
Sales and Marketing. Sales and marketing expenses consist of the salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expense increased 15.6% in fiscal year 2014 from the prior year, as compared to a year over year increase of 8.4% in fiscal year 2013. The increase in sales and marketing expense for fiscal year 2014 was primarily due to increases in commissions and personnel costs of $55.5 million, compared to the prior year. The increases in commissions and personnel costs were driven by growth in sales and marketing employee headcount and increased sales volume for fiscal year 2014 over the prior year. In fiscal year 2013, the increase in sales and marketing expense was also primarily due to increases in commissions and personnel costs of $28.1 million, compared to the prior year. The increases in commissions and personnel costs were driven by growth in sales and marketing employee headcount and increased sales volume for fiscal year 2013 over the prior year. Sales and marketing headcount at the end of fiscal 2014 increased to 1,448 from 1,319 at the end of fiscal 2013 and 1,278 at the end of fiscal 2012. Sales and marketing expense included stock-based compensation expense of $50.1 million, $39.5 million and $37.0 million for fiscal years 2014, 2013 and 2012, respectively.
Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expense increased 25.8% in fiscal year 2014, compared to the prior year. The increase in research and development expense for fiscal year 2014 was primarily due to increased personnel costs of $30.4 million, compared to the prior year. In addition, research and development expense included a year over year increase in computer equipment and software costs of $6.5 million primarily related to prototyping and planning for future product releases. In fiscal year 2013, research and development expense increased 18.2%, compared to the prior year. The increase in research and development expense for fiscal year 2013 was primarily due to increased personnel costs of $24.4 million. Research and development headcount at the end of fiscal 2014 increased to 1,054 from 920 at the end of fiscal 2013 and 774 at the end of fiscal 2012. Research and development expense included stock-based compensation expense of $43.6 million, $32.7 million and $27.9 million for fiscal years 2014, 2013 and 2012, respectively. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expense increased 4.0% in fiscal year 2014, compared to the prior year. The increase in general and administrative expense for fiscal year 2014 was primarily due to an increase in personnel costs of $5.2 million, compared to the prior year. In fiscal year 2013, general and administrative expense increased 11.6% compared to the prior year. The increase in general and administrative expense for fiscal year 2013 was primarily due to an increase in personnel costs of $5.6 million, compared to the prior year. In addition, fees paid to outside consultants for legal, accounting and information technology services increased $3.4 million for fiscal year 2013, compared to the prior year. General and administrative headcount at the end of fiscal 2014 increased to 387 from 347 at the end of fiscal 2013 and 323 at the end of fiscal 2012. General and administrative expense included stock-based compensation expense of $19.4 million, $20.9 million and $19.6 million for fiscal years 2014, 2013 and 2012, respectively.
Loss on Facility Sublease. We incurred a charge in August 2013 related to the consolidation of certain subleases at our corporate headquarters.

	Years Ended September 30,
	2014	2013	2012
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$493,557	$430,818	$426,303
Other income, net	3,785	7,274	5,911
Income before income taxes	497,342	438,092	432,214
Provision for income taxes	186,159	160,778	157,028
Net income	$311,183	$277,314	$275,186
Other income and income taxes (as percentage of net revenue)
Income from operations	28.5%	29.1%	31.0%
Other income, net	0.2	0.5	0.4
Income before income taxes	28.7	29.6	31.4
Provision for income taxes	10.7	10.9	11.4
Net income	18.0%	18.7%	20.0%
Other Income, Net. Other income, net, consists primarily of interest income and foreign currency transaction gains and losses. Other income, net decreased 48.0% in fiscal year 2014, as compared to fiscal year 2013 and increased 23.1% in fiscal year 2013, as compared to fiscal year 2012. Interest income was $5.7 million, $6.3 million and $6.9 million for fiscal years 2014, 2013 and 2012, respectively. The decrease in other income, net for fiscal year 2014 was primarily due to $1.7 million in foreign currency losses, compared to the prior year and a $1.0 million charge for a legal settlement in the first quarter of fiscal year 2014. The increase in other income, net for fiscal year 2013 as compared to fiscal year 2012 was primarily due to an increase in foreign currency transaction gains of $1.4 million.

Provision for Income Taxes. We recorded a 37.4% provision for income taxes for fiscal year 2014, compared to 36.7% for fiscal year 2013 and 36.3% for fiscal year 2012. The increase in the effective tax rate from fiscal year 2013 to 2014 was primarily due to the expiration of the United States Federal Credit for Increasing Research Activities at December 31, 2013, and due to additional tax benefit recognized during fiscal year 2013 as a result of the reinstatement of the United States Federal Credit for Increasing Research Activities retroactive to January 1, 2012.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. The net increase in the valuation allowance of $1.8 million for fiscal year 2014 was primarily related to tax net operating losses incurred in certain foreign jurisdictions, and state tax credit carryforwards. Our net deferred tax assets as of September 30, 2014 and 2013 were $43.1 million and $33.4 million, respectively.
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
Liquidity and Capital Resources
We have funded our operations with our cash balances, cash generated from operations and proceeds from public offerings of our securities.

	Years Ended September 30,
	2014	2013	2012
	(in thousands)
Liquidity and Capital Resources
Cash and cash equivalents and investments	$1,128,296	$1,271,124	$1,194,954
Cash provided by operating activities	548,992	499,693	495,437
Cash provided by (used in) investing activities	150,641	(352,470)	(352,279)
Cash used in financing activities	(604,960)	(166,318)	(149,231)
Cash and cash equivalents, short-term investments and long-term investments totaled $1,128.3 million as of September 30, 2014 compared to $1,271.1 million as of September 30, 2013, representing a decrease of $142.8 million. The decrease was primarily due to $650.5 million of cash required for the repurchase of outstanding common stock under our share repurchase program in fiscal 2014, and cash requirements of $49.4 million for the purchase of Defense.Net in the third fiscal quarter, which was partially offset by cash provided by operating activities of $549.0 million for fiscal year 2014. In fiscal year 2013, the increase was primarily due to cash provided by operating activities of $499.7 million, which was partially offset by $200.0 million of additional cash required for the repurchase of outstanding common stock under our share repurchase program in fiscal 2013. The increase in cash provided by operating activities for fiscal year 2013 was also partially offset by $124.9 million for the acquisition of LineRate Systems and $87.7 million for the acquisition of Versafe.
Cash provided by operating activities during fiscal year 2014 was $549.0 million compared to $499.7 million in fiscal year 2013 and $495.4 million in fiscal year 2012. Cash provided by operating activities resulted primarily from cash generated from net income, after adjusting for non-cash charges such as stock-based compensation, depreciation and amortization charges and changes in operating assets and liabilities.

Cash provided by investing activities during fiscal year 2014 was $150.6 million compared to cash used in investing activities of $352.5 million in fiscal year 2013 and cash used in investing activities of $352.3 million in fiscal year 2012. Cash provided by investing activities for fiscal year 2014 was primarily the result of the sale and maturity of investments partially offset by the purchase of investments and capital expenditures related to maintaining our operations worldwide, and $49.4 million for the Defense.Net acquisition. Cash used in investing activities for fiscal year 2013 was primarily the result of he purchase of investments and capital expenditures related to maintaining our operations worldwide and $212.6 million for the LineRate Systems and Versafe acquisitions, partially offset by the sale and maturity of investments. Cash used in investing activities for fiscal year 2012 was primarily the result of the purchase of investments and capital expenditures related to maintaining our operations worldwide and $128.3 million for the acquisition of Traffix Systems, partially offset by the sale and maturity of investments.
Cash used in financing activities was $605.0 million for fiscal year 2014, compared to $166.3 million for fiscal year 2013 and $149.2 million for fiscal year 2012. Cash used in financing activities for fiscal year 2014 included $650.5 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $35.3 million and excess tax benefits related to share-based compensation of $10.3 million. Cash used in financing activities for fiscal year 2013 included $200.0 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $29.6 million and excess tax benefits related to share-based compensation of $4.1 million. Cash used in financing activities for fiscal 2012 included $184.8 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $25.2 million and excess tax benefits related to share-based compensation of $10.4 million.
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
Obligations and Commitments
The following table summarizes our contractual payment obligations and commitments as of September 30, 2014:

	Payment Obligations by Year
	2015	2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Operating leases	$22,368	$20,188	$18,444	$16,614	$12,818	$32,334	$122,766
Purchase obligations	24,326	—	—	—	—	—	24,326
Total	$46,694	$20,188	$18,444	$16,614	$12,818	$32,334	$147,092
We lease our facilities under operating leases that expire at various dates through 2024.
As of September 30, 2014, we had approximately $6.8 million of tax liabilities, including interest and penalties, related to uncertain tax positions (See Note 6 to our Consolidated Financial Statements). Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.
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
Recent Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-2), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-2 requires presentation, either on the face of the financial statements or in the notes, of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. ASU 2013-2 is effective prospectively for fiscal years, and interim periods within those years, beginning after

December 15, 2012. We adopted ASU 2013-2 in the first quarter of fiscal 2014. The adoption of ASU 2013-2 did not have a significant impact on our consolidated financial statements, but did require additional disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early adoption is not permitted. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact that this updated standard will have on our consolidated financial statements and footnote disclosures.
In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (ASU 2014-12), which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio with the exception of U.S. treasury and agency securities, commercial paper and money market funds, which are exempt from size limitation. The policy requires investments in securities that mature in three years or less, with the average maturity being no greater than one and a half years. These securities are subject to interest rate risk and will decrease in value if interest rates increase. A decrease of one percent in the average interest rate would have resulted in a decrease of approximately $5.8 million in our interest income for the fiscal year 2014.

	Maturing in
	Three Months or Less	Three Months to One Year	Greater Than One Year	Total	Fair Value
	(in thousands, except for percentages)
September 30, 2014
Included in cash and cash equivalents	$43,618	$—	$—	$43,618	$43,618
Weighted average interest rate	0.1%	—	—	—	—
Included in short-term investments	$70,405	$293,472	$—	$363,877	$363,877
Weighted average interest rates	0.4%	0.5%	—	—	—
Included in long-term investments	$—	$—	$482,917	$482,917	$482,917
Weighted average interest rate	—	—	0.7%	—	—
September 30, 2013
Included in cash and cash equivalents	$13,145	$—	$—	$13,145	$13,145
Weighted average interest rate	0.1%	—	—	—	—
Included in short-term investments	$84,774	$267,676	$—	$352,450	$352,450
Weighted average interest rates	0.7%	0.6%	—	—	—
Included in long-term investments	$—	$—	$728,981	$728,981	$728,981
Weighted average interest rate	—	—	0.5%	—	—
September 30, 2012
Included in cash and cash equivalents	$35,658	$—	$—	$35,658	$35,658
Weighted average interest rate	0.2%	—	—	—	—
Included in short-term investments	$70,971	$249,999	$—	$320,970	$320,970
Weighted average interest rates	0.8%	0.8%	—	—	—
Included in long-term investments	$—	$—	$662,803	$662,803	$662,803
Weighted average interest rate	—	—	0.7%	—	—
Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 2014 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, as we continue to expand our operations internationally, transaction gains or losses may become significant in the future. We have not engaged in foreign currency hedging to date. However, we may do so in the future.

Item 8.	Financial Statements and Supplementary Data
F5 NETWORKS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of F5 Networks, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of F5 Networks, Inc. and its subsidiaries at September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
Seattle, WA
November 26, 2014

F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	2013
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$281,502	$189,693
Short-term investments	363,877	352,450
Accounts receivable, net of allowances of $4,958 and $3,259	242,242	204,205
Inventories	24,471	19,026
Deferred tax assets	42,290	16,342
Other current assets	44,466	34,655
Total current assets	998,848	816,371
Property and equipment, net	66,791	63,522
Long-term investments	482,917	728,981
Deferred tax assets	4,434	22,389
Goodwill	556,957	523,727
Other assets, net	75,003	75,564
Total assets	$2,184,950	$2,230,554
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$43,772	$37,313
Accrued liabilities	108,772	92,608
Deferred revenue	484,437	421,429
Total current liabilities	636,981	551,350
Other long-term liabilities	22,718	25,202
Deferred revenue, long-term	152,312	109,944
Deferred tax liabilities	3,629	5,346
Total long-term liabilities	178,659	140,492
Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 73,390 and 78,090 shares issued and outstanding	15,753	262,505
Accumulated other comprehensive loss	(9,584)	(7,414)
Retained earnings	1,363,141	1,283,621
Total shareholders’ equity	1,369,310	1,538,712
Total liabilities and shareholders’ equity	$2,184,950	$2,230,554
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS

	Years Ended September 30,
	2014	2013	2012
	(In thousands, except per share data)
Net revenues
Products	$936,130	$798,856	$818,555
Services	795,916	682,458	558,692
Total	1,732,046	1,481,314	1,377,247
Cost of net revenues
Products	158,788	129,066	137,102
Services	151,171	123,981	99,066
Total	309,959	253,047	236,168
Gross profit	1,422,087	1,228,267	1,141,079
Operating expenses
Sales and marketing	558,284	483,041	445,595
Research and development	263,792	209,614	177,406
General and administrative	106,454	102,401	91,775
Loss on facility sublease	—	2,393	—
Total	928,530	797,449	714,776
Income from operations	493,557	430,818	426,303
Other income, net	3,785	7,274	5,911
Income before income taxes	497,342	438,092	432,214
Provision for income taxes	186,159	160,778	157,028
Net income	$311,183	$277,314	$275,186
Net income per share — basic	$4.13	$3.53	$3.48
Weighted average shares — basic	75,395	78,565	79,135
Net income per share — diluted	$4.09	$3.50	$3.45
Weighted average shares — diluted	76,092	79,136	79,780
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2014	2013	2012
	(In thousands)
Net income	$311,183	$277,314	$275,186
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,997)	(2,407)	295
Available-for-sale securities:
Unrealized (losses) gains on securities, net of taxes of $101, $692, and $(1,350) for the years ended September 30, 2014, 2013, and 2012, respectively	(26)	(952)	2,397
Reclassification adjustment for realized gains included in net income, net of taxes of $86, $133, and $58 for the years ended September 30, 2014, 2013, and 2012, respectively	(147)	(226)	(99)
Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(173)	(1,178)	2,298
Total other comprehensive (loss) income	(2,170)	(3,585)	2,593
Comprehensive income	$309,013	$273,729	$277,779
 The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(In thousands)
Balance, September 30, 2011	79,145	$380,737	$(6,422)	$731,121	$1,105,436
Exercise of employee stock options	120	1,130	—	—	1,130
Issuance of stock under employee stock purchase plan	281	24,043	—	—	24,043
Issuance of restricted stock	832	—	—	—	—
Repurchase of common stock	(1,663)	(184,776)	—	—	(184,776)
Tax benefit from employee stock transactions	—	10,440	—	—	10,440
Stock-based compensation	—	95,348	—	—	95,348
Net income	—	—	—	275,186	275,186
Other comprehensive gain	—	—	2,593	—	2,593
Balance, September 30, 2012	78,715	$326,922	$(3,829)	$1,006,307	$1,329,400
Exercise of employee stock options	126	1,341	—	—	1,341
Issuance of stock under employee stock purchase plan	422	28,251	—	—	28,251
Issuance of restricted stock	1,094	—	—	—	—
Repurchase of common stock	(2,267)	(200,000)	—	—	(200,000)
Tax benefit from employee stock transactions	—	1,779	—	—	1,779
Stock-based compensation	—	104,212	—	—	104,212
Net income	—	—	—	277,314	277,314
Other comprehensive loss	—	—	(3,585)	—	(3,585)
Balance, September 30, 2013	78,090	$262,505	$(7,414)	$1,283,621	$1,538,712
Exercise of employee stock options	149	1,422	—	—	1,422
Issuance of stock under employee stock purchase plan	516	33,878	—	—	33,878
Issuance of restricted stock	1,228	—	—	—	—
Repurchase of common stock	(6,593)	(418,879)	—	(231,663)	(650,542)
Tax benefit from employee stock transactions	—	9,671	—	—	9,671
Stock-based compensation	—	127,156	—	—	127,156
Net income	—	—	—	311,183	311,183
Other comprehensive loss	—	—	(2,170)	—	(2,170)
Balance, September 30, 2014	73,390	$15,753	$(9,584)	$1,363,141	$1,369,310

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2014	2013	2012
	(In thousands)
Operating activities
Net income	$311,183	$277,314	$275,186
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on disposition of assets and investments	(195)	(187)	546
Stock-based compensation	127,156	104,212	95,348
Provisions for doubtful accounts and sales returns	2,870	1,025	1,572
Depreciation and amortization	46,121	40,005	35,139
Deferred income taxes	(3,090)	474	(4,293)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(40,895)	(18,867)	(20,207)
Inventories	(5,445)	(1,617)	(262)
Other current assets	(9,828)	(3,614)	(998)
Other assets	(2,502)	683	(134)
Accounts payable and accrued liabilities	18,339	16,790	9,953
Deferred revenue	105,278	83,475	103,587
Net cash provided by operating activities	548,992	499,693	495,437
Investing activities
Purchases of investments	(515,737)	(938,571)	(1,059,853)
Maturities of investments	523,983	613,927	784,601
Sales of investments	214,493	212,011	81,444
Decrease (increase) in restricted cash	59	(612)	(19)
Acquisition of intangible assets	—	—	(250)
Acquisition of businesses, net of cash acquired	(49,439)	(212,642)	(128,335)
Purchases of property and equipment	(22,718)	(26,583)	(29,867)
Net cash provided by (used in) investing activities	150,641	(352,470)	(352,279)
Financing activities
Excess tax benefit from stock-based compensation	10,283	4,091	10,371
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	35,299	29,591	25,174
Repurchase of common stock	(650,542)	(200,000)	(184,776)
Net cash used in financing activities	(604,960)	(166,318)	(149,231)
Net increase (decrease) in cash and cash equivalents	94,673	(19,095)	(6,073)
Effect of exchange rate changes on cash and cash equivalents	(2,864)	(2,393)	470
Cash and cash equivalents, beginning of year	189,693	211,181	216,784
Cash and cash equivalents, end of year	$281,502	$189,693	$211,181
Supplemental information
Cash paid for taxes	$169,424	$156,833	$145,874

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
The Company
F5 Networks, Inc. (the “Company”)  is the leading developer and provider of software-defined application services. The Company’s core technology is a full-proxy, programmable, highly-scalable software platform called TMOS, which supports the industry’s broadest array of features and functions designed to ensure that applications delivered over Internet Protocol (IP) networks are secure, fast and available. The Company’s TMOS-based offerings include software products for local and global traffic management, network and application security, access management, web acceleration and a number of other network and application services. These products are available as modules that can run individually or as part of an integrated solution on the Company’s high-performance, scalable, purpose-built BIG-IP appliances and VIPRION chassis-based hardware, or as software-only Virtual Editions designed to run on all major hypervisors. During fiscal year 2014, the Company acquired Defense.Net, Inc. (Defense.Net), a provider of cloud-based security services for protecting data centers and Internet applications from distributed denial-of-service (DDoS) attacks. In connection with its products, the Company offers a broad range of services including consulting, training, installation, maintenance and other technical support services.
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
Investments
The Company classifies its investment securities as available-for-sale. Investment securities, consisting of certificates of deposit, corporate and municipal bonds and notes, United States government and agency securities and international government securities are reported at fair value with the related unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Investments in securities with maturities of less than one year or where management’s intent is to use the investments to fund current operations are classified as short-term investments. Investments with maturities of greater than one year are classified as long-term investments.

Concentration of Credit Risk
The Company extends credit to customers and is therefore subject to credit risk. The Company performs initial and ongoing credit evaluations of its customers’ financial condition and does not require collateral. An allowance for doubtful accounts is recorded to account for potential bad debts. Estimates are used in determining the allowance for doubtful accounts and are based upon an assessment of selected accounts and as a percentage of remaining accounts receivable by aging category. In determining these percentages, the Company evaluates historical write-offs, and current trends in customer credit quality, as well as changes in credit policies. At September 30, 2014, Westcon Group, Inc. and Ingram Micro, Inc. accounted for 19.8% and 14.2% of the Company’s accounts receivable, respectively. At September 30, 2013, Ingram Micro, Inc. accounted for 18.6% of the Company’s accounts receivable.
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
Inventories consist of the following (in thousands):

	September 30,
	2014	2013
Finished goods	$18,046	$13,509
Raw materials	6,425	5,517
	$24,471	$19,026
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
Property and equipment consist of the following (in thousands):

	September 30,
	2014	2013
Computer equipment	$113,290	$93,326
Office furniture and equipment	14,325	13,391
Leasehold improvements	57,976	54,972
	185,591	161,689
Accumulated depreciation and amortization	(118,800)	(98,167)
	$66,791	$63,522
Depreciation and amortization expense totaled approximately $24.7 million, $22.3 million, and $19.0 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Goodwill
Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company tests goodwill for impairment on an annual basis and between annual tests when impairment indicators are identified. Goodwill is written down when impaired. Goodwill was recorded in connection with the acquisition of Defense.Net, Inc. in May 2014, Versafe Ltd. and LineRate Systems, Inc. in fiscal year 2013, Traffix Systems in fiscal year 2012, Acopia Networks, Inc. in fiscal year 2007, Swan Labs, Inc. in fiscal year 2006, MagniFire Websystems, Inc. in fiscal year 2004 and uRoam, Inc. in fiscal year 2003. For its annual goodwill impairment test in all periods to date, the Company has operated under one reporting unit and the fair value of its reporting unit has been determined by the Company’s enterprise value. The Company performs its annual goodwill impairment test during the second fiscal quarter.
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
If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the provisions of authoritative guidance require that the Company perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. In March 2014, the Company completed a qualitative assessment of potential impairment indicators and concluded that it was more-likely-than-not that the fair value of its reporting unit exceeded its carrying amount. The Company also considered potential impairment indicators at September 30, 2014 and noted no indicators of impairment. The Company reduced the carrying amount of goodwill by $6.1 million in the second quarter of fiscal year 2014 to correct the original accounting for a 2007 acquisition, which omitted certain acquired deferred tax assets. The Company reduced goodwill to reflect the additional deferred tax assets obtained at the date of acquisition. No other financial statement amounts were affected by this correction. The correction was not material to the current period or any of the previous period financial statements.
Other Assets
Other assets primarily consist of acquired and developed technology, software development costs and customer relationships.
Acquired technology is recorded at cost and amortized over its estimated useful life of five years. The estimated useful life of these assets is assessed and evaluated for reasonableness periodically. Acquired technology of $3.6 million in fiscal year 2014, $15.4 million in fiscal year 2013 and $14.9 million in fiscal 2012 was recorded in connection with the acquisitions of Defense.Net, Versafe and Traffix Systems, respectively.
Acquired in-process research and development (IPR&D) are intangible assets initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. IPR&D was recorded in connection with the acquisition of LineRate Systems, Inc. in February 2013. In the fourth quarter of fiscal year 2014, the IPR&D project related to the LineRate acquisition was completed and amortization commenced over the technology's estimated useful life of ten years.
Amortization expense related to acquired technology, including completed IPR&D, totaled $7.9 million, $3.8 million and $5.3 million during the fiscal years 2014, 2013 and 2012, respectively, and is charged to cost of product revenues.
Software development costs are charged to research and development expense in the period incurred until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of each product. Capitalized software development costs are amortized over the remaining estimated economic life of the product. The establishment of technological feasibility and the ongoing assessment of recoverability of costs require considerable judgment by the Company with respect to certain internal and external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in hardware and software technology. The Company did not capitalize any software development costs in fiscal years 2014, 2013 and 2012. Amortization expense related to capitalized software development was immaterial for fiscal years 2014, 2013, and 2012.
The Company's intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. Amortization expense of all other intangible assets, including customer relationships, patents and trademarks was not material during the fiscal years 2014, 2013 and 2012.
Impairment of Long-Lived Assets
The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated fair value. No impairment of long-lived assets was noted as of and for the year ended September 30, 2014.
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
When the Company is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company has been able to establish BESP through the list price, less a discount deemed appropriate to maintain a reasonable gross margin. Management regularly reviews gross margin information at the consolidated level. Non-software product BESP is determined through the Company’s review of historical sales transactions within the past 12 month period. Additional factors considered in determining an appropriate BESP include, but are not limited to, cost of products, pricing practices, geographies, customer classes, and distribution channels.
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
The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of September 30, 2014, 2013 and 2012 were not considered material.
Research and Development
Research and development expenses consist of salaries and related benefits of product development personnel, prototype materials and expenses related to the development of new and improved products, and an allocation of facilities and depreciation expense. Research and development expenses are reflected in the statements of income as incurred.

Advertising
Advertising costs are expensed as incurred. The Company incurred $3.6 million, $2.8 million and $1.8 million in advertising costs during the fiscal years 2014, 2013 and 2012, respectively.
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
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period of exchange. The net effect of foreign currency gains and losses was not significant during the fiscal years ended September 30, 2014, 2013 and 2012.
Segments
Management has determined that the Company was organized as, and operated in, one reportable operating segment for fiscal year 2014 and prior years: the development, marketing and sale of application delivery networking products that optimize the security, performance and availability of network applications, servers and storage systems.
Stock-Based Compensation
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $127.2 million, $104.2 million and $95.3 million of stock-based compensation expense for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. As of September 30, 2014, there was $100.0 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
The Company issues incentive awards to its employees through stock-based compensation consisting of restricted stock units (RSUs). On October 31, 2014, the Company’s Board of Directors and Compensation Committee approved 1,064,464 RSUs to employees and executive officers pursuant to the Company’s annual equity awards program. The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. All stock options granted in fiscal years 2014, 2013 and 2012 were assumed as part of the acquisitions of Defense.Net, LineRate Systems and Traffix Systems, respectively. In determining the fair value of shares issued under the Employee Stock Purchase Plan (ESPP), the Company uses the Black-Scholes option pricing model that employs the following key assumptions.

	Employee Stock Purchase Plan Years Ended September 30,
	2014	2013	2012
Risk-free interest rate	0.05%	0.06%	0.14%
Expected dividend	—	—	—
Expected term	0.5 years	0.5 years	0.5 years
Expected volatility	24.44%	42.92%	45.20%
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
The Company recognizes compensation expense for only the portion of restricted stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The estimated forfeiture rate for grants awarded to the Company’s executive officers and Board of Directors was approximately 6.6% and the estimated forfeiture rate for grants awarded to all other employees was approximately 7.3% in fiscal 2014. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
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
In November 2012, the Company granted 290,415 RSUs to certain current executive officers as part of the annual equity awards program. Fifty percent of the aggregate number of RSUs vest in equal quarterly increments over four years, until such portion of the grant is fully vested on November 1, 2016. One-quarter of the RSU grant, or a portion thereof, was subject to the Company achieving specified quarterly revenue and EBITDA goals during fiscal years 2013 and 2014. The remaining 25% of this annual equity awards RSU grant shall be subject to quarterly performance based vesting for fiscal years 2015 and 2016 (12.5% in each period). The Compensation Committee of the Board of Directors will set applicable performance targets and vesting formulas for each of these periods.
In November 2011, as part of the annual review of executive compensation by the Compensation Committee of the Board of Directors and a change in the grant date for the Company’s annual equity awards program for the executive officers from August 1 to November 1, the Company granted 82,968 RSUs to certain current executive officers. Fifty percent of the aggregate number of RSUs vest in equal quarterly increments over three years, until such portion of the grant is fully vested on November 1, 2014. One-half of the RSU grant, or a portion thereof, was subject to the Company achieving specified quarterly revenue and EBITDA goals during fiscal years 2012, 2013 and 2014.
The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment.
Common Stock Repurchase
On January 22, 2014, the Company announced that its Board of Directors authorized an additional $500 million for its common stock share repurchase program. This new authorization is incremental to the existing $1.1 billion program, initially approved in October 2010 and expanded in August 2011, October 2011, April 2013 and November 2013. Acquisitions for the

share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of November 20, 2014, the Company had repurchased and retired 18,449,755 shares at an average price of $82.41 per share and the Company had $279.6 million remaining to purchase shares as part of its repurchase programs.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended September 30,
	2014	2013	2012
Numerator
Net income	$311,183	$277,314	$275,186
Denominator
Weighted average shares outstanding — basic	75,395	78,565	79,135
Dilutive effect of common shares from stock options and restricted stock units	697	571	645
Weighted average shares outstanding — diluted	76,092	79,136	79,780
Basic net income per share	$4.13	$3.53	$3.48
Diluted net income per share	$4.09	$3.50	$3.45

An immaterial amount of common shares potentially issuable from stock options for the years ended September 30, 2014, 2013 and 2012 are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.
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
Level 1 investments are valued based on quoted market prices in active markets and include the Company’s cash equivalent investments. Level 2 investments, which include investments that are valued based on quoted prices in markets that are not active, broker or dealer quotations, actual trade data, benchmark yields or alternative pricing sources with reasonable levels of price transparency, include the Company’s certificates of deposit, corporate bonds and notes, municipal bonds and notes, U.S. government securities, U.S. government agency securities and international government securities. Fair values for the Company’s level 2 investments are based on similar assets without applying significant judgments. In addition, all of the Company’s level 2 investments have a sufficient level of trading volume to demonstrate that the fair values used are appropriate for these investments.
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

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2014, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using			Fair Value at September 30, 2014
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$43,618	$—	$—	$43,618
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	205,698	—	205,698
Available-for-sale securities — municipal bonds and notes	—	43,430	—	43,430
Available-for-sale securities — U.S. government securities	—	5,006	—	5,006
Available-for-sale securities — U.S. government agency securities	—	109,743	—	109,743
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	325,282	—	325,282
Available-for-sale securities — municipal bonds and notes	—	24,582	—	24,582
Available-for-sale securities — U.S. government securities	—	7,407	—	7,407
Available-for-sale securities — U.S. government agency securities	—	123,087	—	123,087
Available-for-sale securities — international government securities	—	2,559	—	2,559
Total	$43,618	$846,794	$—	$890,412

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

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in thousands):

	2014	2013
Balance, beginning of period	$3,036	$4,750
Total gains (losses) realized or unrealized:
Included in other comprehensive income	264	(14)
Settlements	(3,300)	(1,700)
Balance, end of period	$—	$3,036
Unrealized losses attributable to assets still held as of the end of the period	—	(14)
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is limited market activity such that the determination of fair value requires significant judgment or estimation.
The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the year ended September 30, 2014, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.
3. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

September 30, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$205,490	$244	$(36)	$205,698
Municipal bonds and notes	43,398	34	(2)	43,430
U.S. government securities	4,996	10	—	5,006
U.S. government agency securities	109,685	66	(8)	109,743
	$363,569	$354	$(46)	$363,877

September 30, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$125,010	$210	$(8)	$125,212
Municipal bonds and notes	72,116	58	(10)	72,164
U.S. government securities	4,998	2	—	5,000
U.S. government agency securities	150,069	15	(10)	150,074
	$352,193	$285	$(28)	$352,450

Long-term investments consist of the following (in thousands):

September 30, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$325,896	$208	$(822)	$325,282
Municipal bonds and notes	24,559	31	(8)	24,582
U.S. government securities	7,377	30	—	7,407
U.S. government agency securities	123,207	40	(160)	123,087
International government securities	2,568	—	(9)	2,559
	$483,607	$309	$(999)	$482,917

September 30, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$260,345	$363	$(390)	$260,318
Municipal bonds and notes	24,332	44	(5)	24,371
Auction rate securities	3,300	—	(264)	3,036
U.S. government securities	14,755	43	—	14,798
U.S. government agency securities	426,616	294	(452)	426,458
	$729,348	$744	$(1,111)	$728,981

The amortized cost and fair value of fixed maturities at September 30, 2014, by contractual years-to-maturity, are presented below (in thousands):

September 30, 2014	Cost or Amortized Cost	Fair Value
One year or less	$363,569	$363,877
Over one year	483,607	482,917
	$847,176	$846,794
The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2014 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
September 30, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$262,771	$(848)	$7,804	$(10)	$270,575	$(858)
Municipal bonds and notes	14,649	(10)	—	—	14,649	(10)
U.S. government agency securities	89,464	(135)	26,975	(33)	116,439	(168)
International government securities	2,559	(9)	—	—	2,559	(9)
Total	$369,443	$(1,002)	$34,779	$(43)	$404,222	$(1,045)
The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for fiscal year 2014 were primarily caused by interest rate increases.
The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of September 30, 2014, there were no investments in its portfolio that were other-than-temporarily impaired.

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
Fiscal Year 2014 Acquisition of Defense.Net, Inc.
On May 22, 2014, the Company acquired all issued and outstanding shares of Defense.Net, Inc. (Defense.Net), a privately held Delaware corporation headquartered in Belmont, California for $49.7 million. Direct transaction costs associated with the acquisition were approximately $0.3 million and were expensed as general and administrative expenses in the third quarter of fiscal 2014. Defense.Net is a provider of cloud-based security services for protecting data centers and Internet applications from distributed denial-of-service (DDoS) attacks. Through this acquisition, the Company gains access to Defense.Net’s DDoS mitigation technology and service platform, their intellectual property and engineering talent. Defense.Net's cloud-based DDoS offering complements the Company's highly-scalable on-premise DDoS offering, providing a first line of defense for those customers who choose to implement both solutions. As a result of the acquisition, the Company acquired all the assets and assumed all the liabilities of Defense.Net. The results of operations of Defense.Net have been included in the Company’s consolidated financial statements from the date of acquisition. Pro forma results of operations for this acquisition have not been presented as this transaction is not considered a material acquisition and the effects were not material to the Company’s financial results for the year ended September 30, 2014 individually or in aggregate with Defense.Net.
The purchase price allocation is as follows (in thousands):

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
Developed technology will be amortized on a straight-line basis over its estimated useful life of five years and included in cost of net product revenues. Customer relationships will be amortized on a straight-line basis over its estimated useful life of ten years and included in sales and marketing expenses. The weighted average life of the amortizable intangible assets recognized from the Defense.Net acquisition was 6.6 years. The estimated useful lives for the acquired intangible assets were based on the expected future cash flows associated with each respective asset.

5. Balance Sheet Details
Goodwill
Changes in the carrying amount of goodwill during fiscal years 2014 and 2013 are summarized as follows (in thousands):

Balance, September 30, 2012	$348,239
Acquisition of LineRate Systems	99,560
Acquisition of Versafe	75,937
Other	(9)
Balance, September 30, 2013	523,727
Acquisition of Defense.Net	39,346
Adjustment to goodwill (1)	(6,116)
Balance, September 30, 2014	$556,957

(1)
The Company reduced the carrying amount of goodwill by $6.1 million in the second quarter of fiscal year 2014 to correct the original accounting for a 2007 acquisition, which omitted certain acquired deferred tax assets. The Company reduced goodwill to reflect the additional deferred tax assets obtained at the date of acquisition.

Other Assets
Other assets consist of the following (in thousands):

	September 30,
	2014	2013
Acquired and developed technology and software development costs	$55,133	$59,453
Deposits and other	19,072	15,251
Restricted cash	798	860
	$75,003	$75,564
Amortization expense related to other assets was approximately $9.5 million, $4.3 million, and $6.4 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.
Intangible assets are included in other assets on the balance sheet and consist of the following (in thousands):

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and developed technology and software development costs	$103,031	$(47,899)	$55,132	$99,463	$(40,010)	$59,453
Customer relationships	10,941	(3,778)	7,163	8,399	(3,123)	5,276
Patents and trademarks	3,044	(2,587)	457	3,044	(2,525)	519
Trade names	1,173	(445)	728	1,173	(250)	923
Non-compete covenants	2,732	(949)	1,783	2,160	(200)	1,960
	$120,921	$(55,658)	$65,263	$114,239	$(46,108)	$68,131
Estimated amortization expense for intangible assets for the five succeeding fiscal years is as follows (in thousands):

2015	$12,611
2016	12,516
2017	9,907
2018	8,507
2019	4,336
$47,877

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30,
	2014	2013
Payroll and benefits	$84,055	$73,461
Sales and marketing	2,221	3,746
Income tax accruals	8,615	4,196
Other	13,881	11,205
	$108,772	$92,608
6. Income Taxes
The United States and international components of income before income taxes are as follows (in thousands):

	Years Ended September 30,
	2014	2013	2012
United States	$492,577	$431,833	$421,346
International	4,765	6,259	10,868
	$497,342	$438,092	$432,214
The provision for income taxes (benefit) consists of the following (in thousands):

	Years Ended September 30,
	2014	2013	2012
Current
U.S. federal	$164,994	$138,372	$147,774
State	15,462	14,322	10,733
Foreign	13,287	6,633	4,218
Total	193,743	159,327	162,725
Deferred
U.S. federal	(5,778)	1,310	(7,320)
State	(83)	(203)	187
Foreign	(1,723)	344	1,436
Total	(7,584)	1,451	(5,697)
	$186,159	$160,778	$157,028
The effective tax rate differs from the U.S. federal statutory rate as follows (in thousands):

	Years Ended September 30,
	2014	2013	2012
Income tax provision at statutory rate	$174,070	$153,332	$151,275
State taxes, net of federal benefit	12,901	10,944	8,733
Foreign operations	5,050	4,786	1,850
Research and development and other credits	(6,397)	(10,649)	(3,537)
Domestic manufacturing deduction	(15,514)	(14,047)	(12,539)
Stock-based and other compensation	14,583	15,286	10,501
Other	1,466	1,126	745
	$186,159	$160,778	$157,028

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	Years Ended September 30,
	2014	2013
Deferred tax assets
Net operating loss carry-forwards	$8,245	$10,072
Allowance for doubtful accounts	1,724	1,112
Accrued compensation and benefits	8,273	7,272
Inventories and related reserves	1,139	1,120
Stock-based compensation	7,295	5,933
Deferred revenue	30,662	26,277
Other accruals and reserves	13,473	10,131
Tax credit carryforwards	2,852	2,122
Depreciation	738	—
	74,401	64,039
Valuation allowance	(7,198)	(5,390)
	67,203	58,649
Deferred tax liabilities
Purchased intangibles and other	(24,108)	(21,567)
Depreciation	—	(3,697)
	(24,108)	(25,264)

Net deferred tax assets	$43,095	$33,385
At September 30, 2014, the Company had foreign net operating loss carry-forwards of approximately $27.0 million that can be carried forward indefinitely. In addition, there are $8.7 million of federal net operating loss carryforwards, the annual utilization of which is limited under Internal Revenue Code Section 382, and will expire in fiscal years 2033 and 2034. Management believes that it is more likely than not that the benefit from certain foreign net operating loss carryforwards and state tax carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance on the deferred tax assets relating to these carryforwards. The net change in the total valuation allowance was an increase of $1.8 million and $5.2 million for the years ended September 30, 2014 and 2013, respectively.
United States income and foreign withholding taxes have not been provided on approximately $27.6 million of undistributed earnings from the Company’s international subsidiaries. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries because the Company currently does not expect to remit those earnings in the foreseeable future. Determination of the amount of unrecognized deferred tax liability related to undistributed earnings of foreign subsidiaries is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
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

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal years 2014, 2013 and 2012:

	2014	2013	2012
Balance, beginning of period	$7,302	$5,452	$5,952
Gross increases related to prior period tax positions	901	1,231	79
Gross decreases related to prior period tax positions	(224)	(142)	(280)
Gross increases related to current period tax positions	1,081	1,957	702
Decreases relating to settlements with tax authorities	(2,589)	—	(3)
Reductions due to lapses of statute of limitations	(77)	(1,196)	(998)
Balance, end of period	$6,394	$7,302	$5,452
The Company recognizes interest and, if applicable, penalties (not included in the “unrecognized tax benefits” table above) for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense. In the years ended September 30, 2014, 2013 and 2012 the Company recorded approximately $5,000, $244,000 and $250,000, respectively, of interest and penalty expense related to uncertain tax positions. As of September 30, 2014 and 2013, the Company had a cumulative balance of accrued interest and penalties on unrecognized tax positions of $436,000 and $431,000, respectively.
All unrecognized tax benefits, if recognized, would affect the effective tax rate. There is a reasonable possibility that the Company’s unrecognized tax benefits will change within twelve months due to audit settlements or the expiration of statute of limitations, but the Company does not expect the change to be material to the consolidated financial statements.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2011. The Company is currently under audit by various states for fiscal years 2009 through 2013. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore, and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2012 for the United Kingdom, 2007 for Japan, 2008 for Singapore, and 2010 for Australia. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years 2009, 2010 and 2011 state income tax returns.
7. Stock-based Compensation
The majority of awards consist of restricted stock units and to a lesser degree, stock options. Employees vest in restricted stock units and stock options ratably over the corresponding service term, generally one to four years. The Company’s stock options expire ten years from the date of grant. Restricted stock units are payable in shares of the Company’s common stock as the periodic vesting requirements are satisfied. The value of a restricted stock unit is based upon the fair market value of the Company’s common stock on the date of grant. The value of restricted stock units is determined using the intrinsic value method and is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. Alternatively, the Company used the Black-Scholes option pricing model to determine the fair value of its stock options. Compensation expense related to restricted stock units and stock options is recognized over the vesting period. The Company has adopted a number of stock-based compensation plans as discussed below.
1998 Equity Incentive Plan. In November 1998, the Company adopted the 1998 Equity Incentive Plan, or the 1998 Plan, which provided for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses for employees and other service providers. The 1998 Plan expired on November 11, 2008 and no shares remain available for awards under the 1998 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 1998 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. During the fiscal years 2014 and 2013, the Company issued no stock options, stock purchase awards or stock bonuses under this plan. As of September 30, 2014, there were options to purchase 6,800 shares outstanding under the 1998 Plan.
2011 Employee Stock Purchase Plan. In April 2012, the Board of Directors amended and restated the Company’s 1999 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan. A total of 6,000,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than 10,000 shares during an offering period. In addition, no employee may purchase more than $25,000 worth of stock, determined by the fair market value of the shares at the time such option is granted, in one calendar year. The Employee Stock Purchase Plan has been implemented in a series of offering periods, each 6 months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. As of September 30, 2014 there were 498,605 shares available for awards under the Employee Stock Purchase Plan.
Acquisition Related Incentive Plans. In connection with the Company’s acquisition of Acopia in the fourth quarter of fiscal year 2007, the Company assumed the Acopia 2001 Stock Incentive Plan, or the Acopia Plan. Unvested options to acquire Acopia’s common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 2,230,703 shares of common stock were reserved for issuance under the Acopia Plan. The plan provided for discretionary grants of non-qualified and incentive stock options, restricted stock awards and other stock-based awards to persons who were employees, officers, directors, consultants or advisors to Acopia on or prior to September 12, 2007. During the fiscal year 2014, the Company issued no stock options or restricted stock units under the Acopia Plan. As of September 30, 2014, there were options to purchase 11,853 shares outstanding and no shares available for awards under the Acopia Plan. The Company terminated the Acopia Plan effective November 1, 2008 and no additional shares may be issued from the Acopia Plan.
In February 2012, the Company adopted the Traffix Acquisition Equity Incentive Plan, or the Traffix Acquisition Plan. The Traffix Acquisition Plan provided for discretionary grants of non-statutory stock options and stock units for employees, directors and consultants of Traffix Communication Systems Ltd. to whom the Company offered employment in connection with the Company’s acquisition of Traffix. A total of 75,000 shares of common stock were reserved for issuance under the Traffix Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Traffix Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2014, the Company issued no stock options or restricted stock units under the Traffix Acquisition Plan. As of September 30, 2014, there were no options outstanding, 20,156 restricted stock units outstanding and no shares available for awards under the Traffix Acquisition Plan. The Company terminated the Traffix Acquisition Plan effective January 3, 2014 and no additional shares may be issued from the Traffix Acquisition Plan.
In connection with the Company’s acquisition of Traffix Systems in the second quarter of fiscal year 2012, the Company assumed the Traffix 2007 Israeli Employee Share Option Plan, or the Traffix Plan. Unvested options to acquire Traffix’s common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 106,829 shares of common stock were reserved for issuance under the Traffix Plan. The plan provided for grants of stock options to persons who were employees, officers, directors, consultants or advisors to Traffix on or prior to February 21, 2012. During the fiscal year 2014, the Company issued no stock options or restricted stock units under the Traffix Plan. As of September 30, 2014, there were options to purchase 19,464 shares outstanding and no shares available for additional awards under the Traffix Plan. The Company terminated the Traffix Plan effective January 3, 2014 and no additional shares may be issued from the Traffix Plan.
In February 2013, the Company adopted the LineRate Acquisition Equity Incentive Plan, or the LineRate Acquisition Plan. The LineRate Acquisition Plan provided for discretionary grants of non-statutory stock options and stock units for employees, directors and consultants of LineRate Systems to whom the Company offered employment in connection with the Company’s acquisition of LineRate Systems. A total of 100,000 shares of common stock were reserved for issuance under the LineRate Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the LineRate Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2014, the Company issued no stock options or restricted stock units under the LineRate Acquisition Plan. As of September 30, 2014, there were no options outstanding, 68,773 restricted stock units outstanding and no shares available for awards under the LineRate Acquisition Plan. The Company terminated the LineRate Acquisition Plan effective January 3, 2014 and no additional shares may be issued from the LineRate Acquisition Plan.
In connection with the Company’s acquisition of LineRate Systems in the second quarter of fiscal year 2013, the Company assumed the LineRate Systems, Inc. Third Amended and Restated 2009 Equity Incentive Plan, or the LineRate Plan. Unvested options to acquire LineRate Systems' common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 201,478 shares of common stock were reserved for issuance under the LineRate Plan. The plan provided for grants of stock options to persons who were employees, officers, directors, consultants or advisors to LineRate Systems on or prior to February 11, 2013. During the fiscal year 2014, the Company issued no stock options or restricted stock units under the LineRate Plan. As of September 30, 2014, there were options to purchase 22,877 shares outstanding and no shares available for additional awards under the LineRate Plan. The Company terminated the LineRate Plan effective January 3, 2014 and no additional shares may be issued from the LineRate Plan.
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

Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Versafe Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2014, the Company issued no stock options and 42,642 restricted stock units under the Versafe Acquisition Plan. As of September 30, 2014, there were no options outstanding, 35,892 restricted stock units outstanding and no shares available for awards under the Versafe Acquisition Plan. The Company terminated the Versafe Acquisition Plan effective January 3, 2014 and no additional shares may be issued from the Versafe Acquisition Plan.
In May 2014, the Company adopted the Defense.Net Acquisition Equity Incentive Plan, or the Defense.Net Acquisition Plan. The Defense.Net Acquisition Plan provided for discretionary grants of non-statutory stock options and stock units for employees, directors and consultants of Defense.Net, Inc. to whom the Company offered employment in connection with the Company’s acquisition of Defense.Net. A total of 30,000 shares of common stock were reserved for issuance under the Defense.Net Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Defense.Net Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2014, the Company issued no stock options and 23,000 restricted stock units under the Defense.Net Acquisition Plan. As of September 30, 2014, there were no options outstanding, 23,000 restricted stock units outstanding and 7,000 shares available for awards under the Defense.Net Acquisition Plan.
In connection with the Company’s acquisition of Defense.Net, Inc. in the third quarter of fiscal year 2014, the Company assumed the Defense.Net, Inc. 2012 Stock Option and Grant Plan, or the Defense.Net Plan. Unvested options to acquire Defense.Net's common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 84,375 shares of common stock were reserved for issuance under the Defense.Net Plan. The plan provided for grants of stock options to persons who were employees, officers, directors, consultants or advisors to Defense.Net, Inc. on or prior to May 22, 2014. During the fiscal year 2014, the Company issued 10,088 stock options as part of such conversion under the Defense.Net Plan. As of September 30, 2014, there were options to purchase 9,774 shares outstanding and 46,757 shares available for additional awards under the Defense.Net Plan.
2014 Incentive Plan. In March 2014, the Company adopted the 2014 Incentive Plan, or the 2014 Plan, which amended and restated the 2005 Equity Incentive Plan. The 2014 Plan provides for discretionary grants of non-statutory stock options and stock units for employees, including officers, and other service providers. A total of 15,380,000 shares of common stock have been reserved for issuance under the 2014 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 2014 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. During the fiscal year 2014, the Company issued no stock options and 1,719,690 restricted stock units under the 2014 Plan. As of September 30, 2014, there were no options outstanding, 1,290,782 restricted stock units outstanding and 3,565,538 shares available for new awards under the 2014 Plan.
A majority of the restricted stock units the Company grants to its employees vest quarterly over a two-year period. The restricted stock units under all plans were granted during fiscal years 2014, 2013 and 2012 with a per-share weighted average fair value of $83.81, $86.69 and $99.63, respectively. The fair value of restricted stock vested during fiscal years 2014, 2013 and 2012 was $128.9 million, $97.5 million and $93.8 million, respectively.
A summary of restricted stock unit activity under the 2014 Plan is as follows:

	Outstanding Stock Units	Weighted Average Grant Date Fair Value
Balance, September 30, 2013	926,035	$95.47
Units granted	1,719,690	83.53
Units vested	(1,184,877)	104.87
Units cancelled	(170,066)	90.51
Balance, September 30, 2014	1,290,782	$88.44

A summary of stock option activity under all of the Company’s plans is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
Balance, September 30, 2013	210,219	$9.80
Options granted	10,088	3.68
Options exercised	(149,134)	9.53
Options cancelled	(405)	3.83
Balance, September 30, 2014	70,768	$9.53
All stock options granted in fiscal year 2014 were assumed as part of the acquisition of Defense.Net in the third fiscal quarter. All stock options granted in fiscal year 2013 were assumed as part of the acquisition of LineRate Systems in the second fiscal quarter. All stock options granted in fiscal year 2012 were assumed as part of the acquisition of Traffix Systems in the second fiscal quarter.
The total intrinsic value of options exercised during fiscal 2014, 2013 and 2012 was $14.1 million, $9.8 million and $13.2 million, respectively.

	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value(1)
				(In thousands)
Stock options outstanding	70,768	6.08	$9.53	$7,728
Exercisable	29,435	3.84	$19.23	$2,929
Vested and expected to vest	68,423	6.01	$9.77	$7,456

(1)	Aggregate intrinsic value represents the difference between the fair value of the Company’s common stock underlying these options at September 30, 2014 and the related exercise prices.
As of September 30, 2014, equity based awards (including stock options and restricted stock units) are available for future issuance as follows:

Awards Available for Grant
Balance, September 30, 2013	2,198,736
Granted	(1,795,420)
Cancelled	178,554
Additional shares reserved (terminated), net	3,037,425
Balance, September 30, 2014	3,619,295
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
In October 2006, the Company entered into an agreement to lease a total of approximately 137,000 square feet of office space in a building known as 333 Elliott West, which is adjacent to the three buildings that serve as the Company’s corporate headquarters. The lease expires in 2018. The Company is currently subleasing all floors of this building.

Future minimum operating lease payments, net of sublease income, are as follows (in thousands):

	Gross Lease Payments	Sublease Income	Net Lease Payments
2015	22,368	4,032	18,336
2016	20,188	3,992	16,196
2017	18,444	4,102	14,342
2018	16,614	2,770	13,844
2019	12,818	—	12,818
Thereafter	32,334	—	32,334
	$122,766	$14,896	$107,870
Rent expense under non-cancelable operating leases amounted to approximately $28.6 million, $26.5 million, and $21.6 million for the fiscal years ended September 30, 2014, 2013, and 2012, respectively.
Purchase Obligations
Purchase obligations are comprised of purchase commitments with the Company’s contract manufacturers. The agreement with the Company’s primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on the Company’s production forecast. The Company is obligated to purchase component inventory that the contract manufacturer procures in accordance with the forecast, unless cancellation is given within applicable lead times. As of September 30, 2014, the Company’s purchase obligations were $24.3 million.
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
9. Employee Benefit Plans
The Company has a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their compensation. The Company may, at its discretion, match a portion of the employees’ eligible contributions. Contributions by the Company to the plan during the years ended September 30, 2014, 2013, and 2012 were approximately $7.2 million, $6.4 million and $5.7 million, respectively. Contributions made by the Company vest over four years.
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

The following presents revenues by geographic region (in thousands):

	Years Ended September 30,
	2014	2013	2012
Americas:
United States	$896,010	$777,516	$729,238
Other	89,786	74,391	64,144
Total Americas	985,796	851,907	793,382
EMEA	404,300	327,109	294,191
Japan	90,131	83,051	90,521
Asia Pacific	251,819	219,247	199,153
	$1,732,046	$1,481,314	$1,377,247
One worldwide distributor of the Company’s products accounted for 14.0%, 16.6%, and 17.1% of total net revenues in fiscal years 2014, 2013, and 2012, respectively. Another worldwide distributor of the Company’s products accounted for 17.4%, 15.7% and 13.8% of total net revenues in fiscal years 2014, 2013 and 2012, respectively. Another worldwide distributor of the Company’s products accounted for 14.5% and 11.8% of total net revenue in fiscal years 2014 and 2013, respectively. Two worldwide distributor accounted for 14.2% and 19.8% of the Company’s accounts receivable as of September 30, 2014. One worldwide distributor accounted for 18.6% of the Company’s accounts receivable as of September 30, 2013. No other distributors accounted for more than 10% of total net revenue or receivables.

11. Quarterly Results of Operations (Unaudited)
The following presents the Company’s unaudited quarterly results of operations for the eight quarters ended September 30, 2014. The information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. This unaudited information has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that were considered necessary for a fair statement of the Company’s operating results for the quarters presented.

	Three Months Ended
	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013	Dec. 31, 2012
	(Unaudited and in thousands, except per share data)
Net revenues
Products	$255,461	$236,933	$225,135	$218,601	$212,291	$196,746	$185,107	$204,712
Services	209,805	203,352	194,908	187,851	183,038	173,556	165,125	160,739
Total	465,266	440,285	420,043	406,452	395,329	370,302	350,232	365,451
Cost of net revenues
Products	43,351	40,387	37,806	37,244	35,151	32,350	29,773	31,792
Services	38,601	39,075	37,856	35,639	31,792	32,567	30,529	29,093
Total	81,952	79,462	75,662	72,883	66,943	64,917	60,302	60,885
Gross profit	383,314	360,823	344,381	333,569	328,386	305,385	289,930	304,566
Operating expenses
Sales and marketing	143,284	139,945	140,252	134,803	119,836	121,906	119,031	122,268
Research and development	65,401	67,026	67,232	64,133	54,464	54,075	52,534	48,541
General and administrative	27,148	27,773	26,033	25,500	26,512	25,327	25,889	24,673
Loss on facility sublease	—	—	—	—	2,393	—	—	—
Total operating expenses	235,833	234,744	233,517	224,436	203,205	201,308	197,454	195,482
Income from operations	147,481	126,079	110,864	109,133	125,181	104,077	92,476	109,084
Other income, net	2,323	1,193	23	246	732	2,874	2,118	1,550
Income before income taxes	149,804	127,272	110,887	109,379	125,913	106,951	94,594	110,634
Provision for income taxes	55,783	47,799	41,246	41,331	49,682	38,773	31,182	41,141
Net income	$94,021	$79,473	$69,641	$68,048	$76,231	$68,178	$63,412	$69,493
Net income per share — basic	$1.27	$1.06	$0.92	$0.88	$0.97	$0.87	$0.81	$0.88
Weighted average shares — basic	73,817	74,812	75,508	77,438	78,353	78,516	78,601	78,789
Net income per share — diluted	$1.26	$1.05	$0.91	$0.87	$0.97	$0.86	$0.80	$0.88
Weighted average shares — diluted	74,366	75,369	76,244	77,822	78,674	78,864	79,114	79,278

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992). Based on the results of this assessment and on those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2014.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
During the fourth fiscal quarter, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Certain information required by this item regarding the Company’s directors and executive officers is incorporated herein by reference to the sections entitled “Board of Directors — Nominees and Continuing Directors,” “Corporate Governance — Committees of the Board — Audit Committee” and “— Code of Ethics for Senior Financial Officers” and “— Director Nomination,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement that will be furnished to the SEC no later than January 28, 2015 (the “Proxy Statement”). Additional information regarding the Company’s directors and executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Directors and Executive Officers of the Registrant.”

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
Dated: November 26, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/S/ JOHN MCADAM	Chief Executive Officer, President, and Director (principal executive officer)	November 26, 2014
John McAdam

By:	/S/ ANDY REINLAND	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)	November 26, 2014
Andy Reinland

By:	/S/ A. GARY AMES	Director	November 26, 2014
A. Gary Ames

By:	/S/ DEBORAH L. BEVIER	Director	November 26, 2014
Deborah L. Bevier

By:	/S/ JONATHAN CHADWICK	Director	November 26, 2014
Jonathan Chadwick

By:	/S/ ALAN J. HIGGINSON	Director	November 26, 2014
Alan J. Higginson

By:	/S/ MICHAEL L. DREYER	Director	November 26, 2014
Michael L. Dreyer

By:	/S/ SANDRA BERGERON	Director	November 26, 2014
Sandra Bergeron

By:	/S/ STEPHEN SMITH	Director	November 26, 2014
Stephen Smith

EXHIBIT INDEX

Exhibit Number		Exhibit Description
2.1	—
Agreement and Plan of Merger dated as of May 31, 2004, by and among the Registrant, Fire5, Inc., a wholly owned subsidiary of the Registrant, MagniFire Websystems, Inc., and Lucent Venture Partners III LLC(1)

2.2	—	Agreement and Plan of Merger, dated September 6, 2005, among the Registrant, Sparrow Acquisition Corp., Swan Labs Corporation and the other parties referred to therein.(2)
2.3	—	Agreement and Plan of Merger, dated August 6, 2007, among the Registrant, Checkmate Acquisition Corp., Acopia Networks, Inc. and Charles River Ventures, LLC.(18)
3.1	—	Second Amended and Restated Articles of Incorporation of the Registrant(3)
3.2	—	Amended and Restated Bylaws of the Registrant(3)
3.3	—	Second Amended and Restated Bylaws of F5 Networks, Inc.(22)
3.4	—	Third Amended and Restated Bylaws of F5 Networks, Inc.(23)
3.5	—	Fourth Amended and Restated Bylaws of F5 Networks, Inc.(31)
4.1	—	Specimen Common Stock Certificate(3)
10.1	—	Amended and Restated Office Lease Agreement dated April 3, 2000, between the Registrant and 401 Elliott West LLC(4)
10.2	—	Sublease Agreement dated March 30, 2001 between the Registrant and Cell Therapeutics, Inc.(5)
10.3	—	uRoam Acquisition Equity Incentive Plan(6) §
10.4	—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(3) §
10.5	—	1998 Equity Incentive Plan, as amended(7) §
10.6	—	Form of Option Agreement under the 1998 Equity Incentive Plan(3) §
10.7	—	Amended and Restated Directors’ Nonqualified Stock Option Plan(3) §
10.8	—	Form of Option Agreement under the Amended and Restated Directors’ Nonqualified Stock Option Plan(3) §
10.9	—	Amended and Restated 1996 Stock Option Plan(3) §
10.10	—	Form of Option Agreement under the Amended and Restated 1996 Stock Option Plan(3) §
10.11	—	1999 Non-Employee Directors’ Stock Option Plan(3) §
10.12	—	Form of Option Agreement under 1999 Non-Employee Directors’ Stock Option Plan(3) §
10.13	—	NonQualified Stock Option Agreement between John McAdam and the Registrant dated July 24, 2000(8) §
10.14	—	2000 Employee Equity Incentive Plan(9) §
10.15	—	Form of Option Agreement under the 2000 Equity Incentive Plan(10) §
10.16	—	NonQualified Stock Option Agreement between M. Thomas Hull and the Registrant dated October 20, 2003(11) §
10.17	—	2011 Employee Stock Purchase Plan(27) §
10.18	—	MagniFire Acquisition Equity Incentive Plan(13) §
10.19	—	NonQualified Stock Option Agreement between Karl Triebes and the Registrant dated August 16, 2004(13) §
10.20	—	Incentive Compensation Plan for Executive Officers(13) §
10.21	—	2005 Equity Incentive Plan(14) §
10.22	—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan (with acceleration upon change of control)(15) §
10.23	—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan (no acceleration upon change of control)(15) §
10.24	—	Amendment to F5 Networks, Inc. 2005 Equity Incentive Plan Award Agreement, dated March 8, 2006, between the Registrant and John Rodriquez(16) §
10.25	—	Amendment to F5 Networks, Inc. 2005 Equity Incentive Plan Award Agreement, dated March 8, 2006, between the Registrant and Andy Reinland(16) §

Exhibit Number			Exhibit Description
10.27		—	Office Lease Agreement with Selig Real Estate Holdings IIX, L.L.C. dated October 31, 2006(17)
10.28		—	First Amendment to Sublease Agreement dated April 13, 2001 between the Registrant and Cell Therapeutics, Inc.(19)
10.29		—	Second Amendment to Sublease Agreement dated March 6, 2002 between the Registrant and Cell Therapeutics, Inc.(19)
10.30		—	Third Amendment to Sublease Agreement dated as of December 22, 2005 between the Registrant and Cell Therapeutics, Inc.(19)
10.31		—	Assumed Acopia Networks, Inc. 2001 Stock Incentive Plan(20) §
10.32		—	Acopia Acquisition Equity Incentive Plan(20) §
10.33		—	Form of Restricted Stock Unit Agreement under the Acopia Acquisition Equity Incentive Plan (with acceleration upon change of control)(21) §
10.34		—	Form of Restricted Stock Unit Agreement under the Acopia Acquisition Equity Incentive Plan (no acceleration upon change of control)(21) §
10.35		—	Form of Change of Control Agreement between F5 Networks, Inc. and each of John McAdam, John Rodriguez, Karl Triebes, Edward J. Eames, Dan Matte and certain other executive officers(24) §
10.36		—	2005 Equity Incentive Plan, as amended January 2009(25) §
10.37		—	Form of Restricted Stock Unit Agreement under the 2005 Equity Incentive Plan as amended (with acceleration upon change of control) as revised July 2009(26) §
10.38		—	Traffix Communication Systems Ltd. 2007 Israeli Employee Share Option Plan(28) §
10.39		—	Traffix Communication Systems Ltd. Acquisition Equity Incentive Plan(28) §
10.40		—	LineRate Systems, Inc. Third Amended and Restated 2009 Equity Incentive Plan(29) §
10.41		—	LineRate Systems, Inc. Acquisition Equity Incentive Plan(29) §
10.42		—	Versafe Ltd. Acquisition Equity Incentive Plan(30) §
10.43		—	2014 Incentive Plan(32) §
10.44		—	Defense.Net, Inc. 2012 Stock Option and Grant Plan(33) §
10.45		—	Defense.Net Acquisition Equity Incentive Plan(33) §
10.46	*	—	Form of 2014 Incentive Plan Award Agreement (Accelerated Vesting) as revised November 2014 §
21.1	*	—	Subsidiaries of the Registrant
23.1	*	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	—	XBRL Instance Document
101.SCH	*	—	XBRL Taxonomy Extension Schema Document
101.CAL	*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

§	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Current Report on Form 8-K dated May 31, 2004 and filed with the SEC on June 2, 2004.

(2)	Incorporated by reference from Current Report on Form 8-K dated October 4, 2005 and filed with the SEC on October 5, 2005.

(3)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(6)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-109895.

(7)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-104169.

(8)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2000.

(9)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-51878.

(10)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2001.

(11)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-112022.

(13)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2004.

(14)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(15)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(16)	Incorporated by reference from Current Report on Form 8-K dated March 8, 2006 and filed with the SEC on March 10, 2006.

(17)	Incorporated by reference from Current Report on Form 8-K dated October 31, 2006 and filed with the SEC on November 3, 2006.

(18)	Incorporated by reference from Current Report on Form 8-K dated August 6, 2007 and filed with the SEC on August 8, 2007.

(19)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2006.

(20)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-146195.

(21)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2007.

(22)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2008.

(23)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

(24)	Incorporated by reference from Current Report on Form 8-K dated April 29, 2009 and filed with the SEC on May 4, 2009.

(25)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

(26)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(27)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(28)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-179794.

(29)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-186765.

(30)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-191773.

(31)	Incorporated by reference from Current Report on Form 8-K dated April 11, 2014 and filed with the SEC on April 15, 2014.

(32)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-194620.

(33)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-196405.