Form 10-Q
period 2014-12-31
F5 NETWORKS INC
filed 2015-02-05
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of February 2, 2015 was 72,138,521.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31, 2014	September 30, 2014
ASSETS
Current assets
Cash and cash equivalents	$268,954	$281,502
Short-term investments	385,150	363,877
Accounts receivable, net of allowances of $3,526 and $4,958	255,864	242,242
Inventories	27,582	24,471
Deferred tax assets	44,963	42,290
Other current assets	44,344	44,466
Total current assets	1,026,857	998,848
Property and equipment, net	66,636	66,791
Long-term investments	512,538	482,917
Deferred tax assets	1,217	4,434
Goodwill	556,957	556,957
Other assets, net	72,219	75,003
Total assets	$2,236,424	$2,184,950
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$41,223	$43,772
Accrued liabilities	132,685	108,772
Deferred revenue	521,716	484,437
Total current liabilities	695,624	636,981
Other long-term liabilities	23,316	22,718
Deferred revenue, long-term	158,554	152,312
Deferred tax liabilities	3,153	3,629
Total long-term liabilities	185,023	178,659
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 72,673 and 73,390 shares issued and outstanding	5,105	15,753
Accumulated other comprehensive loss	(12,040)	(9,584)
Retained earnings	1,362,712	1,363,141
Total shareholders’ equity	1,355,777	1,369,310
Total liabilities and shareholders’ equity	$2,236,424	$2,184,950
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended December 31,
	2014	2013
Net revenues
Products	$240,937	$218,601
Services	221,856	187,851
Total	462,793	406,452
Cost of net revenues
Products	42,070	37,244
Services	37,278	35,639
Total	79,348	72,883
Gross profit	383,445	333,569
Operating expenses
Sales and marketing	148,816	134,803
Research and development	70,060	64,133
General and administrative	32,254	25,500
Total	251,130	224,436
Income from operations	132,315	109,133
Other income, net	2,594	246
Income before income taxes	134,909	109,379
Provision for income taxes	45,833	41,331
Net income	$89,076	$68,048
Net income per share — basic	$1.21	$0.88
Weighted average shares — basic	73,350	77,438
Net income per share — diluted	$1.21	$0.87
Weighted average shares — diluted	73,857	77,822
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended December 31,
	2014	2013
Net income	$89,076	$68,048
Other comprehensive loss:
Foreign currency translation adjustment	(1,965)	(576)
Available-for-sale securities:
Unrealized (losses) gains on securities, net of taxes of $288 and $(260) for the three months ended December 31, 2014 and 2013, respectively	(479)	480
Reclassification adjustment for realized gains included in net income, net of taxes of $7 and $22 for the three months ended December 31, 2014 and 2013, respectively	(12)	(38)
Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(491)	442
Total other comprehensive loss	(2,456)	(134)
Comprehensive income	$86,620	$67,914
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended December 31,
	2014	2013
Operating activities
Net income	$89,076	$68,048
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss (gain) on disposition of assets and investments	7	(59)
Stock-based compensation	30,625	34,528
Provisions for doubtful accounts and sales returns	345	1,168
Depreciation and amortization	13,042	11,437
Deferred income taxes	231	(8,702)
Changes in operating assets and liabilities:
Accounts receivable	(13,967)	(17,746)
Inventories	(3,111)	(25)
Other current assets	(120)	2,189
Other assets	460	(1,876)
Accounts payable and accrued liabilities	26,286	33,611
Deferred revenue	43,521	36,353
Net cash provided by operating activities	186,395	158,926
Investing activities
Purchases of investments	(177,936)	(147,534)
Maturities of investments	120,982	168,026
Sales of investments	2,693	54,660
Decrease (increase) in restricted cash	43	(6)
Acquisition of intangible assets	(1,005)	—
Purchases of property and equipment	(10,319)	(4,980)
Net cash (used in) provided by investing activities	(65,542)	70,166
Financing activities
Excess tax benefit from stock-based compensation	2,638	182
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	16,573	13,188
Repurchase of common stock	(149,980)	(200,000)
Net cash used in financing activities	(130,769)	(186,630)
Net (decrease) increase in cash and cash equivalents	(9,916)	42,462
Effect of exchange rate changes on cash and cash equivalents	(2,632)	(827)
Cash and cash equivalents, beginning of period	281,502	189,693
Cash and cash equivalents, end of period	$268,954	$231,328
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Summary of Significant Accounting Policies
Description of Business
F5 Networks, Inc. (the “Company”) is the leading developer and provider of software-defined application services. The Company’s core technology is a full-proxy, programmable, highly-scalable software platform called TMOS, which supports the industry’s broadest array of features and functions designed to ensure that applications delivered over Internet Protocol (IP) networks are secure, fast and available. The Company’s TMOS-based offerings include software products for local and global traffic management, network and application security, access management, web acceleration and a number of other network and application services. These products are available as modules that can run individually or as part of an integrated solution on the Company’s high-performance, scalable, purpose-built BIG-IP appliances and VIPRION chassis-based hardware, or as software-only Virtual Editions. In connection with its products, the Company offers a broad range of services including consulting, training, installation, maintenance and other technical support services.
Basis of Presentation
The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
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
Goodwill and Acquired Intangible Assets
Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company tests goodwill for impairment on an annual basis and between annual tests when impairment indicators are identified, and goodwill is written down when impaired. Goodwill was recorded in connection with the acquisition of Defense.Net, Inc. in fiscal year 2014, Versafe Ltd. and LineRate Systems, Inc. in fiscal year 2013, Traffix Systems in fiscal year 2012, Acopia Networks, Inc. in fiscal year 2007, Swan Labs, Inc. in fiscal year 2006, MagniFire Websystems, Inc. in fiscal year 2004 and uRoam, Inc. in fiscal year 2003. For its annual goodwill impairment test in all periods to date, the Company has operated under one reporting unit and the fair value of its reporting unit has been determined by the Company’s enterprise value. The Company performs its annual goodwill impairment test during the second fiscal quarter.
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
If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the provisions of authoritative guidance require that the Company perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. In March 2014, the Company completed a qualitative assessment of potential impairment indicators and concluded that it was more-likely-than-not that the fair value of its reporting unit exceeded its carrying amount. The Company considered potential impairment indicators of goodwill and acquired intangible assets at December 31, 2014 and noted no indicators of impairment.
Stock-Based Compensation
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $30.6 million and $34.5 million of stock-based compensation expense for the three months ended December 31, 2014 and 2013, respectively. As of December 31, 2014, there was $212.5 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
The Company issues incentive awards to its employees through stock-based compensation consisting of restricted stock units (RSUs). On October 31, 2014, the Company’s Compensation Committee approved 1,064,464 RSUs to employees and executive officers pursuant to the Company’s annual equity awards program. The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant.
The Company recognizes compensation expense for only the portion of restricted stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The Company’s estimated forfeiture rate in the first quarter of fiscal year 2015 is 5.5% for grants awarded to the Company’s executive officers and Board of Directors, and 6.3% for grants awarded to all other employees. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
In November 2014, the Company granted 171,575 RSUs to certain current executive officers as part of the annual equity awards program. Fifty percent of the aggregate number of RSUs vest in equal quarterly increments over four years, until such portion of the grant is fully vested on November 1, 2018. 12.5% of the RSU grant, or a portion thereof, is subject to the Company achieving specified quarterly revenue and EBITDA goals during fiscal year 2015. In each case, 70% of the quarterly performance stock grant is based on achieving at least 80% of the quarterly revenue goal and the other 30% is based on achieving at least 80% of the quarterly EBITDA goal. The quarterly performance stock grant is paid linearly above 80% of the targeted goals. At least 100% of both goals must be attained in order for the quarterly performance stock grant to be awarded over 100%. Each goal is evaluated individually and subject to the 80% achievement threshold and 100% over-achievement threshold. Each goal is also capped at achievement of 200% above target. The remaining 37.5% of this annual equity awards RSU grant shall be subject to quarterly performance based vesting for fiscal years 2016, 2017 and 2018 (12.5% in each period). The Compensation Committee of the Board of Directors sets applicable performance targets and vesting formulas at the beginning of each fiscal year.
In November 2013, the Company granted 231,320 RSUs to certain current executive officers as part of the annual equity awards program. Fifty percent of the aggregate number of RSUs vest in equal quarterly increments over four years, until such portion of the grant is fully vested on November 1, 2017. 12.5% of the RSU grant, or a portion thereof, was subject to the Company achieving specified quarterly revenue and EBITDA goals during fiscal year 2014. 12.5% of the RSU grant, or a portion thereof, is subject to the Company achieving specified quarterly revenue and EBITDA goals during fiscal year 2015. In each case, 70% of the quarterly performance stock grant is based on achieving at least 80% of the quarterly revenue goal and the other 30% is based on achieving at least 80% of the quarterly EBITDA goal. The quarterly performance stock grant is paid linearly above 80% of the targeted goals. At least 100% of both goals must be attained in order for the quarterly performance stock grant to be awarded over 100%. Each goal is evaluated individually and subject to the 80% achievement threshold and 100% over-achievement threshold. Each goal is also capped at achievement of 200% above target. The remaining 25.0% of this annual equity awards RSU grant shall be subject to quarterly performance based vesting for fiscal years 2016 and 2017 (12.5% in each period). The Compensation Committee of the Board of Directors sets applicable performance targets and vesting formulas at the beginning of each fiscal year.
In November 2012, the Company granted 290,415 RSUs to certain current executive officers as part of the annual equity awards program. Fifty percent of the aggregate number of RSUs vest in equal quarterly increments over four years, until such portion of the grant is fully vested on November 1, 2016. One-quarter of the RSU grant, or a portion thereof, was subject to the Company achieving specified quarterly revenue and EBITDA goals during fiscal years 2013 and 2014. 12.5% of the RSU grant, or a portion thereof, is subject to the Company achieving specified quarterly revenue and EBITDA goals during fiscal year 2015. In each case, 70% of the quarterly performance stock grant is based on achieving at least 80% of the quarterly revenue goal and the other 30% is based on achieving at least 80% of the quarterly EBITDA goal. The quarterly performance stock grant is paid linearly above 80% of the targeted goals. At least 100% of both goals must be attained in order for the quarterly performance stock grant to be awarded over 100%. Each goal is evaluated individually and subject to the 80% achievement threshold and 100% over-achievement threshold. Each goal is also capped at achievement of 200% above target. The remaining 12.5% of this annual equity awards RSU grant shall be subject to quarterly performance based vesting for fiscal year 2016. The Compensation Committee of the Board of Directors sets applicable performance targets and vesting formulas at the beginning of each fiscal year.
In November 2011, as part of the annual review of executive compensation by the Compensation Committee of the Board of Directors and a change in the grant date for the Company’s annual equity awards program for the executive officers from August 1 to November 1, the Company granted 82,968 RSUs to certain current executive officers. 50% of the aggregate number of RSUs vested in equal quarterly increments over three years, until such portion of the grant was fully vested on November 1, 2014. 50% of the RSU grant, or a portion thereof, was subject to the Company achieving specified quarterly revenue and EBITDA goals during fiscal years 2012, 2013 and 2014.
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended December 31,
	2014	2013
Numerator
Net income	$89,076	$68,048
Denominator
Weighted average shares outstanding — basic	73,350	77,438
Dilutive effect of common shares from stock options and restricted stock units	507	384
Weighted average shares outstanding — diluted	73,857	77,822
Basic net income per share	$1.21	$0.88
Diluted net income per share	$1.21	$0.87
An immaterial amount of common shares potentially issuable from stock options for the three months ended December 31, 2014 and 2013, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.
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
The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at December 31, 2014, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2014
Cash equivalents	$22,925	$—	$—	$22,925
Short-term investments
Available-for-sale securities — certificates of deposits	—	8,150	—	8,150
Available-for-sale securities — corporate bonds and notes	—	222,980	—	222,980
Available-for-sale securities — municipal bonds and notes	—	49,165	—	49,165
Available-for-sale securities — U.S. government securities	—	5,004	—	5,004
Available-for-sale securities — U.S. government agency securities	—	99,851	—	99,851
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	342,060	—	342,060
Available-for-sale securities — municipal bonds and notes	—	45,695	—	45,695
Available-for-sale securities — U.S. government securities	—	7,405	—	7,405
Available-for-sale securities — U.S. government agency securities	—	114,561	—	114,561
Available-for-sale securities — international government securities	—	2,817	—	2,817
Total	$22,925	$897,688	$—	$920,613

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2014, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2014
Cash equivalents	$43,618	$—	$—	$43,618
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	205,698	—	205,698
Available-for-sale securities — municipal bonds and notes	—	43,430	—	43,430
Available-for-sale securities — U.S. government securities	—	5,006		5,006
Available-for-sale securities — U.S. government agency securities	—	109,743	—	109,743
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	325,282	—	325,282
Available-for-sale securities — municipal bonds and notes	—	24,582	—	24,582
Available-for-sale securities — U.S. government securities	—	7,407	—	7,407
Available-for-sale securities — U.S. government agency securities	—	123,087	—	123,087
Available-for-sale securities — international government securities	—	2,559	—	2,559
Total	$43,618	$846,794	$—	$890,412
The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

	Three months ended December 31,
	2014	2013
Balance, beginning of period	$—	$3,036
Total gains realized or unrealized:
Included in other comprehensive income	—	264
Settlements	—	(3,300)
Balance, end of period	$—	$—
Unrealized losses attributable to assets still held as of end of period	—	—
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is limited market activity such that the determination of fair value requires significant judgment or estimation.
The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three months ended December 31, 2014, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.

3. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

December 31, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$8,150	$—	$—	$8,150
Corporate bonds and notes	222,957	100	(77)	222,980
Municipal bonds and notes	49,139	31	(5)	49,165
U.S. government securities	4,998	6	—	5,004
U.S. government agency securities	99,835	29	(13)	99,851
	$385,079	$166	$(95)	$385,150

September 30, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$205,490	$244	$(36)	$205,698
Municipal bonds and notes	43,398	34	(2)	43,430
U.S. government securities	4,996	10	—	5,006
U.S. government agency securities	109,685	66	(8)	109,743
	$363,569	$354	$(46)	$363,877
Long-term investments consist of the following (in thousands):

December 31, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$343,028	$128	$(1,096)	$342,060
Municipal bonds and notes	45,755	9	(69)	45,695
U.S. government securities	7,381	24	—	7,405
U.S. government agency securities	114,782	16	(237)	114,561
International government securities	2,827	—	(10)	2,817
	$513,773	$177	$(1,412)	$512,538

September 30, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$325,896	$208	$(822)	$325,282
Municipal bonds and notes	24,559	31	(8)	24,582
U.S. government securities	7,377	30	—	7,407
U.S. government agency securities	123,207	40	(160)	123,087
International government securities	2,568	—	(9)	2,559
	$483,607	$309	$(999)	$482,917
The amortized cost and fair value of fixed maturities at December 31, 2014, by contractual years-to-maturity, are presented below (in thousands):

	Cost or Amortized Cost	Fair Value
One year or less	$385,079	$385,150
Over one year	513,773	512,538
	$898,852	$897,688

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2014 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$336,087	$(1,084)	$53,625	$(89)	$389,712	$(1,173)
Municipal bonds and notes	43,885	(74)	—	—	43,885	(74)
U.S. government agency securities	122,313	(229)	18,956	(21)	141,269	(250)
International government securities	2,817	(10)	—	—	2,817	(10)
Total	$505,102	$(1,397)	$72,581	$(110)	$577,683	$(1,507)
The Company invests in securities that are rated investment grade or better. The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of December 31, 2014, there were no investments in its portfolio that were other-than-temporarily impaired.
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
Inventories consist of the following (in thousands):

	December 31, 2014	September 30, 2014
Finished goods	$20,545	$18,046
Raw materials	7,037	6,425
	$27,582	$24,471
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of December 31, 2014 and December 31, 2013 were not considered material.
Commitments
As of December 31, 2014, the Company’s principal commitments consisted of obligations outstanding under operating leases. The Company leases its facilities under operating leases that expire at various dates through 2024. There have been no material changes in the Company’s principal lease commitments compared to those discussed in Note 8 to its annual consolidated financial statements.
The Company currently has arrangements with contract manufacturers and other suppliers for the manufacturing of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless it gives notice of order cancellation in advance of applicable lead times. There have been no material changes in the Company's inventory purchase obligations compared to those discussed in Note 8 to its annual consolidated financial statements.
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
6. Income Taxes
The effective tax rate was 34.0% and 37.8% for the three months ended December 31, 2014 and 2013, respectively.
At December 31, 2014, the Company had $7.6 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements.  The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2011. The Company is currently under audit by various states for fiscal years 2009 through 2013. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2012 for the United Kingdom, 2008 for Japan, 2009 for Singapore, and 2010 for Australia. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years 2010 and 2011 state income tax returns.
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

The following presents revenues by geographic region (in thousands):

	Three months ended December 31,
	2014	2013
Americas:
United States	$231,680	$205,611
Other	25,648	21,046
Total Americas	257,328	226,657
EMEA	117,066	97,348
Japan	21,719	21,050
Asia Pacific	66,680	61,397
	$462,793	$406,452
Four worldwide distributors of the Company’s products accounted for 17.5%, 16.7%, 13.9% and 11.4% of total net revenue for the three month period ended December 31, 2014. Three worldwide distributors of the Company’s products accounted for 13.5%, 17.9%, and 14.3% of total net revenue for the three month period ended December 31, 2013. Three worldwide distributors accounted for 18.8%, 14.4% and 13.3% of the Company’s accounts receivable as of December 31, 2014. Three worldwide distributors accounted for 16.1%, 11.0% and 12.0% of the Company’s accounts receivable as of December 31, 2013. No other distributors accounted for more than 10% of total net revenue or receivables.
8. Subsequent Events
On January 21, 2015, the Company announced that its Board of Directors authorized an additional $750 million for its common stock share repurchase program. This new authorization is incremental to the existing $1.6 billion program, initially approved in October 2010 and expanded in August 2011, October 2011, April 2013, November 2013 and January 2014. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of February 2, 2015, the Company had repurchased and retired 15,144,635 shares at an average price of $99.58 per share as part of its current repurchase program and the Company had $841.7 million remaining authorized to purchase shares.

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

Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:

•
Revenues. The majority of our revenues are derived from sales of our application delivery networking (ADN) products including our BIG-IP appliances and high end VIPRION chassis and related software modules; Local Traffic Manager (LTM), Global Traffic Manager (GTM) and Link Controller; Advanced Firewall Manager (AFM), Carrier Grade Network Address Translation (CGNAT) and Policy Enforcement Manager (PEM), that leverage the unique performance characteristics of our hardware and software architecture; and products that incorporate acquired technology, including Application Security Manager (ASM), Application Acceleration Manager (AAM), Access Policy Manager (APM) and Edge Gateway; signaling delivery controller products (SDC); and the WebSafe, MobileSafe, Secure Web Gateway and Silverline DDoS protection security offerings which are sold to customers on a subscription basis. We also derive revenues from the sales of services including annual maintenance contracts, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first three months of fiscal year 2015 was primarily due to cash provided by operating activities of $186.4 million, partially offset by $150.0 million of cash used to repurchase outstanding common stock under our stock repurchase program. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $10.3 million for the first three months of fiscal year 2015 were comprised primarily of information technology infrastructure and equipment purchases to support the growth of our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased in the first quarter of fiscal year 2015 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the first quarter of fiscal year 2015 was 50.

Summary of Critical Accounting Policies and Estimates
The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that, of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: revenue recognition; reserve for doubtful accounts; reserve for product returns; accounting for income taxes; stock-based compensation; goodwill and intangible assets; and investments. None of these accounting policies and estimates have significantly changed since our annual report on Form 10-K for the year ended September 30, 2014 (Form 10-K). Critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.
Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended December 31,
	2014	2013
	(in thousands, except percentages)
Net Revenues
Products	$240,937	$218,601
Services	221,856	187,851
Total	$462,793	$406,452
Percentage of net revenues
Products	52.1%	53.8%
Services	47.9	46.2
Total	100.0%	100.0%
Net revenues. Total net revenues increased 13.9% for the three months ended December 31, 2014, from the same period in the prior year. Overall revenue growth for the three months ended December 31, 2014 was primarily due to increased service and product revenues as a result of our increased installed base of products and increased demand for our core ADN products. International revenues represented 49.9% of total net revenues for the three months ended December 31, 2014, compared to 49.4% for the same period in the prior year. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
Net product revenues increased 10.2% for the three months ended December 31, 2014, from the same period in the prior year. The increase in net product revenues for the three months ended December 31, 2014 was due to an increase of $24.0 million in sales of our ADN products from the same period in the prior year. Sales of our ADN products represented 99.2% of product revenues for the three months ended December 31, 2014, compared to 98.3% of product revenues for the three months ended December 31, 2013.
Net service revenues increased 18.1% for the three months ended December 31, 2014, from the same period in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.
Westcon, Ingram Micro, Avnet Technology Solutions and Arrow ECS, four of our worldwide distributors, accounted for 17.5%, 16.7%, 13.9% and 11.4% of our total net revenue for the three months ended December 31, 2014, respectively. Westcon, Ingram Micro and Avnet Technology Solutions accounted for 13.5%, 17.9% and 14.3% of our total net revenue for the three months ended December 31, 2013, respectively. Westcon, Ingram Micro and Arrow ECS accounted for 18.8%, 14.4% and 13.3% of our accounts receivable as of December 31, 2014, respectively. Westcon, Ingram Micro and Arrow ECS accounted for 16.1%, 11.0% and 12.0% of our accounts receivable as of December 31, 2013, respectively. No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended December 31,
	2014	2013
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$42,070	$37,244
Services	37,278	35,639
Total	79,348	72,883
Gross profit	$383,445	$333,569
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	17.5%	17.0%
Services	16.8	19.0
Total	17.1	17.9
Gross profit	82.9%	82.1%
Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased 13.0% for the three months ended December 31, 2014, as compared to the same period in the prior year. The increase in cost of net product revenues is primarily due to increased amortization expense related to acquired technology and a $1.0 million increase in warranty expense.
Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three months ended December 31, 2014, cost of net service revenues as a percentage of net service revenues was 16.8%, compared to 19.0% for the three months ended December 31, 2013, primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of December 2014 increased to 966 from 824 at the end of December 2013. In addition, cost of net service revenues included stock-based compensation expense of $2.6 million for the three months ended December 31, 2014, compared to $3.4 million for the same period in the prior year.

	Three months ended December 31,
	2014	2013
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$148,816	$134,803
Research and development	70,060	64,133
General and administrative	32,254	25,500
Total	$251,130	$224,436
Operating expenses (as a percentage of net revenue)
Sales and marketing	32.2%	33.1%
Research and development	15.1	15.8
General and administrative	7.0	6.3
Total	54.3%	55.2%
Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased 10.4% for the three months ended December 31, 2014, from the comparable period in the prior year. The increase in sales and marketing expense was primarily due to an increase of $11.9 million in commissions and personnel costs for the three months ended December 31, 2014, from the comparable period in the prior year. The increased commissions and personnel costs were driven primarily by growth in sales and marketing employee headcount for the corresponding periods. Sales and marketing headcount at the end of December 2014 increased to 1,490 from 1,365 at the end of December 2013. Sales and marketing expense included stock-based compensation expense of $12.6 million for the three months ended December 31, 2014, compared to $14.0 million for the same period in the prior year.
Research and development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 9.2% for the three months ended December 31, 2014, from the comparable period in the prior year. The increase in research and development expense was primarily due to an increase of $5.9 million in personnel costs for the three months ended December 31, 2014, from the comparable period in the prior year. Research and development headcount at the end of December 2014 increased to 1,090 from 968 at the end of December 2013. Research and development expense included stock-based compensation expense of $10.4 million for the three months ended December 31, 2014, compared to $11.6 million for the same period in the prior year. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 26.5% for the three months ended December 31, 2014, from the comparable period in the prior year. The increase in general and administrative expense was primarily due to an increase of $2.3 million in personnel costs for the three months ended December 31, 2014, from the comparable period in the prior year and a $3.0 million tax expense in the first quarter of fiscal 2015. General and administrative headcount at the end of December 2014 increased to 396 from 363 at the end of December 2013. Stock-based compensation expense was $4.6 million for the three months ended December 31, 2014, compared to $5.0 million for the same period in the prior year.

	Three months ended December 31,
	2014	2013
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$132,315	$109,133
Other income, net	2,594	246
Income before income taxes	134,909	109,379
Provision for income taxes	45,833	41,331
Net income	$89,076	$68,048
Other income and income taxes (as percentage of net revenue)
Income from operations	28.6%	26.8%
Other income, net	0.6	0.1
Income before income taxes	29.2	26.9
Provision for income taxes	9.9	10.2
Net income	19.3%	16.7%
Other income, net. Other income, net consists primarily of interest income and foreign currency transaction gains and losses. The increase in other income, net for the three months ended December 31, 2014, from the same period in the prior year was primarily due to $0.9 million in foreign currency gains, and a non-recurring charge of $1.0 million related to a legal settlement that occurred in the first quarter of fiscal year 2014.
Provision for income taxes. The effective tax rate was 34.0% and 37.8% for the three months ended December 31, 2014 and 2013, respectively. The decrease in the effective tax rate is primarily due to additional tax benefit recognized during the three months ended December 31, 2014 as a result of the reinstatement of the United States Federal Credit for Increasing Research Activities retroactive to January 1, 2014.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at December 31, 2014 and December 31, 2013 were $43.0 million and $41.2 million, respectively. The net deferred tax assets include valuation allowances of $8.0 million and $9.6 million as of December 31, 2014 and December 31, 2013, respectively, which are primarily related to tax net operating losses incurred in certain foreign jurisdictions, and state tax carryforwards.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,166.6 million as of December 31, 2014, compared to $1,128.3 million as of September 30, 2014, representing an increase of $38.3 million. The increase was primarily due to cash provided by operating activities of $186.4 million for the three months ended December 31, 2014, which was partially offset by $150.0 million of cash used for the repurchase of outstanding common stock under our stock repurchase program for the three months ended December 31, 2014. Cash provided by operating activities for the first three months of fiscal year 2014 resulted from net income of $89.1 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.
Cash used in investing activities was $65.5 million for the three months ended December 31, 2014, compared to cash provided by investing activities of $70.2 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions, capital expenditures and changes in restricted cash requirements. The amount of cash used in investing activities for the three months ended December 31, 2014 was primarily due to purchases of investments and capital expenditures related to maintaining our operations worldwide partially offset by the sales and maturity of investments.
Cash used in financing activities was $130.8 million for the three months ended December 31, 2014, compared to cash used in financing activities of $186.6 million for the same period in the prior year. Our financing activities for the three months ended December 31, 2014 consisted primarily of cash required for the repurchase of outstanding common stock under our stock repurchase program of $150.0 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $16.6 million.
Obligations and Commitments
As of December 31, 2014, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2024. There have been no material changes in our principal lease commitments compared to those discussed in Note 8 to our annual consolidated financial statements.
We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. There have been no material changes in our inventory purchase obligations compared to those discussed in Note 8 to our annual consolidated financial statements.
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
Our success depends on sales and continued innovation of our application delivery networking product lines
For the fiscal year ended September 30, 2014 and the three months ended December 31, 2014, we derived approximately 98.1% and 99.2% of our net product revenues, respectively, or approximately 53.0% and 51.6% of our total net revenues, respectively, from sales of our application delivery networking (ADN) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability, performance and security problems for our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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

We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business
We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. These channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our indirect sales channel structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, three worldwide distributors of our products accounted for 45.9% of our total net revenue for fiscal year 2014. Three worldwide distributors of our products accounted for 44.1% of our total net revenue for fiscal year 2013. Four worldwide distributors of our products accounted for 59.5% of our total net revenue for the three months ended December 31, 2014. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
We must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer contracts. We intend to continue expanding into international markets. Sales outside of the Americas represented 43.1% and 42.5% of our net revenues for the fiscal years ended September 30, 2014 and 2013, respectively, and 44.4% for the three months ended December 31, 2014.
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
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of December 31, 2014. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of December 31, 2014, 25.3% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three month period ended December 31, 2014, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2014.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.
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
On January 22, 2014, the Company announced that its Board of Directors authorized an additional $500 million for its common stock share repurchase program. This new authorization is incremental to the existing $1.1 billion program, initially approved in October 2010 and expanded in August 2011, October 2011, April 2013 and November 2013. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of February 2, 2015, the Company had repurchased and retired 15,144,635 shares at an average price of $99.58 per share as part of its current repurchase program and the Company had $841.7 million remaining authorized to purchase shares.

Shares repurchased and retired as of February 2, 2015 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2013 — October 31, 2013	57,152	$84.45	57,152	$176,436
November 1, 2013 — November 30, 2013	1,153,393	$82.48	1,153,393	$381,264
December 1, 2013 — December 31, 2013	1,218,150	$82.06	1,218,150	$281,264

January 1, 2014 — January 31, 2014	695,250	$107.23	695,250	$706,712
February 1, 2014 — February 28, 2014	697,224	$108.21	697,224	$631,264
March 1, 2014 — March 31, 2014	—	$—	—	$631,264

April 1, 2014 — April 30, 2014	—	$—	—	$631,264
May 1, 2014 — May 31, 2014	1,447,544	$104.00	1,447,544	$480,722
June 1, 2014 — June 30, 2014	—	—	—	$480,722

July 1, 2014 — July 31, 2014	205,000	$112.96	205,000	$457,565
August 1, 2014 — August 31, 2014	1,119,958	$113.26	1,119,958	$330,722
September 1, 2014 — September 30, 2014	—	$—	—	$330,722

October 1, 2014 — October 31, 2014	—	$—	—	$330,722
November 1, 2014 — November 30, 2014	559,344	$126.19	559,344	$260,141
December 1, 2014 — December 31, 2014	606,000	$131.02	606,000	$180,743

January 1, 2015 — January 31, 2015	581,205	$113.91	581,205	$864,540
February 1, 2015 — February 2, 2015	200,000	$114.37	200,000	$841,667

Item 6.	Exhibits

Exhibit Number		Exhibit Description

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of February, 2015.

F5 NETWORKS, INC.

By:	/s/ ANDY REINLAND
Andy Reinland
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)