Form 10-Q
period 2015-03-31
F5 NETWORKS INC
filed 2015-05-07
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of May 4, 2015 was 71,932,395.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2015	September 30, 2014
ASSETS
Current assets
Cash and cash equivalents	$367,605	$281,502
Short-term investments	298,862	363,877
Accounts receivable, net of allowances of $3,277 and $4,958	262,624	242,242
Inventories	29,343	24,471
Deferred tax assets	44,832	42,290
Other current assets	48,858	44,466
Total current assets	1,052,124	998,848
Property and equipment, net	68,746	66,791
Long-term investments	467,702	482,917
Deferred tax assets	1,315	4,434
Goodwill	556,957	556,957
Other assets, net	74,435	75,003
Total assets	$2,221,279	$2,184,950
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$34,683	$43,772
Accrued liabilities	118,617	108,772
Deferred revenue	544,426	484,437
Total current liabilities	697,726	636,981
Other long-term liabilities	23,217	22,718
Deferred revenue, long-term	176,162	152,312
Deferred tax liabilities	2,778	3,629
Total long-term liabilities	202,157	178,659
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 71,655 and 73,390 shares issued and outstanding	20,683	15,753
Accumulated other comprehensive loss	(13,224)	(9,584)
Retained earnings	1,313,937	1,363,141
Total shareholders’ equity	1,321,396	1,369,310
Total liabilities and shareholders’ equity	$2,221,279	$2,184,950
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Net revenues
Products	$244,116	$225,135	$485,053	$443,736
Services	228,027	194,908	449,883	382,759
Total	472,143	420,043	934,936	826,495
Cost of net revenues
Products	43,600	37,806	85,670	75,050
Services	38,996	37,856	76,274	73,495
Total	82,596	75,662	161,944	148,545
Gross profit	389,547	344,381	772,992	677,950
Operating expenses
Sales and marketing	151,238	140,252	300,054	275,055
Research and development	74,521	67,232	144,581	131,365
General and administrative	30,933	26,033	63,187	51,533
Total	256,692	233,517	507,822	457,953
Income from operations	132,855	110,864	265,170	219,997
Other income, net	3,266	23	5,860	269
Income before income taxes	136,121	110,887	271,030	220,266
Provision for income taxes	50,392	41,246	96,225	82,577
Net income	$85,729	$69,641	$174,805	$137,689
Net income per share — basic	$1.19	$0.92	$2.40	$1.80
Weighted average shares — basic	72,240	75,508	72,801	76,483
Net income per share — diluted	$1.18	$0.91	$2.38	$1.79
Weighted average shares — diluted	72,711	76,244	73,326	77,086
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Net income	$85,729	$69,641	$174,805	$137,689
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,233)	303	(4,198)	(272)
Available-for-sale securities:
Unrealized gains on securities, net of taxes of $(616) and $(2) for the three months ended March 31, 2015 and 2014, respectively, and $(328) and $(261) for the six months ended March 31, 2015 and 2014, respectively	1,068	41	589	521
Reclassification adjustment for realized gains included in net income, net of taxes of $11 and $22 for the three months ended March 31, 2015 and 2014, respectively, and $18 and $45 for the six months ended March 31, 2015 and 2014, respectively	(19)	(38)	(31)	(76)
Net change in unrealized gains on available-for-sale securities, net of tax	1,049	3	558	445
Total other comprehensive (loss) income	(1,184)	306	(3,640)	173
Comprehensive income	$84,545	$69,947	$171,165	$137,862
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended March 31,
	2015	2014
Operating activities
Net income	$174,805	$137,689
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on disposition of assets and investments	(23)	(120)
Stock-based compensation	67,402	70,164
Provisions for doubtful accounts and sales returns	1,311	1,610
Depreciation and amortization	26,254	22,678
Deferred income taxes	(1,213)	(3,491)
Changes in operating assets and liabilities:
Accounts receivable	(21,693)	(20,877)
Inventories	(4,872)	(1,684)
Other current assets	(4,792)	(24,148)
Other assets	478	(1,257)
Accounts payable and accrued liabilities	7,195	3,973
Deferred revenue	83,839	56,356
Net cash provided by operating activities	328,691	240,893
Investing activities
Purchases of investments	(254,819)	(289,521)
Maturities of investments	251,773	342,100
Sales of investments	79,211	98,319
(Increase) decrease in restricted cash	(344)	26
Acquisition of intangible assets	(6,224)	—
Purchases of property and equipment	(20,502)	(10,119)
Net cash provided by investing activities	49,095	140,805
Financing activities
Excess tax benefit from stock-based compensation	4,186	4,808
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	16,655	13,917
Repurchase of common stock	(306,863)	(350,000)
Net cash used in financing activities	(286,022)	(331,275)
Net increase in cash and cash equivalents	91,764	50,423
Effect of exchange rate changes on cash and cash equivalents	(5,661)	(280)
Cash and cash equivalents, beginning of period	281,502	189,693
Cash and cash equivalents, end of period	$367,605	$239,836
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Summary of Significant Accounting Policies
Description of Business
F5 Networks, Inc. (the “Company”) is the leading developer and provider of software-defined application services. The Company’s core technology is a full-proxy, programmable, highly-scalable software platform called TMOS, which supports a broad array of features and functions designed to ensure that applications delivered over Internet Protocol (IP) networks are secure, fast and available. The Company’s TMOS-based offerings include software products for local and global traffic management, network and application security, access management, web acceleration and a number of other network and application services. These products are available as modules that can run individually or as part of an integrated solution on the Company’s high-performance, scalable, purpose-built BIG-IP appliances and VIPRION chassis-based hardware, or as software-only Virtual Editions. The Company also offers DDoS protection, application security and other application services by subscription on its cloud-based Silverline platform. In connection with its products, the Company offers a broad range of support services including consulting, training, installation and maintenance.
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
If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the provisions of authoritative guidance require that the Company perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. In March 2015, the Company completed a qualitative assessment of potential impairment indicators and concluded that it was more-likely-than-not that the fair value of its reporting unit exceeded its carrying amount. The Company considered potential impairment indicators of goodwill and acquired intangible assets at March 31, 2015 and noted no indicators of impairment.
Stock-Based Compensation
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $36.8 million and $35.6 million of stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively, and $67.4 million and $70.2 million for the six months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was $179.7 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
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
The Company recognizes compensation expense for only the portion of restricted stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. The Company’s estimated forfeiture rate in the second quarter of fiscal year 2015 is 5.5% for grants awarded to the Company’s executive officers and Board of Directors, and 6.3% for grants awarded to all other employees. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
The Company issues incentive awards to certain current executive officers as part of its annual equity awards program. Fifty percent of the aggregate number of RSUs issued to executive officers vest in equal quarterly increments, and 50% are subject to the Company achieving specified quarterly revenue and EBITDA goals. In each case, 70% of the quarterly performance stock grant is based on achieving at least 80% of the quarterly revenue goal set by the Company's Board of Directors, and the other 30% is based on achieving at least 80% of the quarterly EBITDA goal set by the Company's Board of Directors. The quarterly performance stock grant is paid linearly over 80% of the targeted goals. At least 100% of both goals must be attained in order for the quarterly performance stock grant to be awarded over 100%. Each goal is evaluated individually and subject to the 80% achievement threshold and the 100% over-achievement threshold. Each goal is also capped at achievement of 200% above target.
As of March 31, 2015, the following equity grants for executive officers or a portion thereof are outstanding:

Grant Date	RSUs Granted	Vesting Schedule	Vesting Period	Date Fully Vested
November 1, 2014	171,575	Quarterly	4 years	November 1, 2018
November 1, 2013	231,320	Quarterly	4 years	November 1, 2017
November 1, 2012	290,415	Quarterly	4 years	November 1, 2016
The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment.

Common Stock Repurchase
On January 21, 2015, the Company announced that its Board of Directors authorized an additional $750 million for its common stock share repurchase program. This new authorization is incremental to the existing $1.6 billion program, initially approved in October 2010 and expanded in August 2011, October 2011, April 2013, November 2013 and January 2014. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of May 4, 2015, the Company had repurchased and retired 15,898,205 shares at an average price of $100.29 per share as part of its current repurchase program and the Company had $755.3 million remaining authorized to purchase shares.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Numerator
Net income	$85,729	$69,641	$174,805	$137,689
Denominator
Weighted average shares outstanding — basic	72,240	75,508	72,801	76,483
Dilutive effect of common shares from stock options and restricted stock units	471	736	525	603
Weighted average shares outstanding — diluted	72,711	76,244	73,326	77,086
Basic net income per share	$1.19	$0.92	$2.40	$1.80
Diluted net income per share	$1.18	$0.91	$2.38	$1.79
An immaterial amount of common shares potentially issuable from stock options for the three and six months ended March 31, 2015 and 2014, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.
Comprehensive Income
Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains or losses on securities and foreign currency translation adjustments are included in accumulated other comprehensive income or loss.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early adoption is not permitted. In April 2015, the FASB proposed a one-year deferral of the effective date of the new revenue standard. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently assessing the impact that this updated standard will have on its consolidated financial statements and footnote disclosures.

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
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05), which provides guidance on determining whether a cloud computing arrangement contains a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact that this updated standard will have on its consolidated financial statements.
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

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at March 31, 2015, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2015
Cash equivalents	$72,629	$—	$—	$72,629
Short-term investments
Available-for-sale securities — certificates of deposits	—	6,653	—	6,653
Available-for-sale securities — corporate bonds and notes	—	169,864	—	169,864
Available-for-sale securities — municipal bonds and notes	—	44,975	—	44,975
Available-for-sale securities — U.S. government securities	—	5,001	—	5,001
Available-for-sale securities — U.S. government agency securities	—	72,369	—	72,369
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	294,974	—	294,974
Available-for-sale securities — municipal bonds and notes	—	61,936	—	61,936
Available-for-sale securities — U.S. government securities	—	7,412	—	7,412
Available-for-sale securities — U.S. government agency securities	—	100,556	—	100,556
Available-for-sale securities — international government securities	—	2,824	—	2,824
Total	$72,629	$766,564	$—	$839,193

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

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Balance, beginning of period	$—	$—	$—	$3,036
Total gains realized or unrealized:
Included in other comprehensive income	—	—	—	264
Settlements	—	—	—	(3,300)
Balance, end of period	$—	$—	$—	$—
Unrealized losses attributable to assets still held as of end of period	—	—	—	—
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is limited market activity such that the determination of fair value requires significant judgment or estimation.
The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three months ended March 31, 2015, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.
3. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

March 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$6,653	$—	$—	$6,653
Corporate bonds and notes	169,792	105	(33)	169,864
Municipal bonds and notes	44,961	18	(4)	44,975
U.S. government securities	4,999	2	—	5,001
U.S. government agency securities	72,357	18	(6)	72,369
	$298,762	$143	$(43)	$298,862

September 30, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$205,490	$244	$(36)	$205,698
Municipal bonds and notes	43,398	34	(2)	43,430
U.S. government securities	4,996	10	—	5,006
U.S. government agency securities	109,685	66	(8)	109,743
	$363,569	$354	$(46)	$363,877

Long-term investments consist of the following (in thousands):

March 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$294,610	$508	$(144)	$294,974
Municipal bonds and notes	61,932	39	(35)	61,936
U.S. government securities	7,384	28	—	7,412
U.S. government agency securities	100,550	41	(35)	100,556
International government securities	2,825	—	(1)	2,824
	$467,301	$616	$(215)	$467,702

September 30, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$325,896	$208	$(822)	$325,282
Municipal bonds and notes	24,559	31	(8)	24,582
U.S. government securities	7,377	30	—	7,407
U.S. government agency securities	123,207	40	(160)	123,087
International government securities	2,568	—	(9)	2,559
	$483,607	$309	$(999)	$482,917
The amortized cost and fair value of fixed maturities at March 31, 2015, by contractual years-to-maturity, are presented below (in thousands):

	Cost or Amortized Cost	Fair Value
One year or less	$298,762	$298,862
Over one year	467,301	467,702
	$766,063	$766,564
The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2015 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$96,807	$(109)	$51,942	$(68)	$148,749	$(177)
Municipal bonds and notes	35,785	(37)	1,790	(2)	37,575	(39)
U.S. government agency securities	72,051	(40)	9,901	(1)	81,952	(41)
International government securities	2,563	(1)	—	—	2,563	(1)
Total	$207,206	$(187)	$63,633	$(71)	$270,839	$(258)
The Company invests in securities that are rated investment grade or better. The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of March 31, 2015, there were no investments in its portfolio that were other-than-temporarily impaired.
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
Inventories consist of the following (in thousands):

	March 31, 2015	September 30, 2014
Finished goods	$22,019	$18,046
Raw materials	7,324	6,425
	$29,343	$24,471
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of March 31, 2015 and March 31, 2014 were not considered material.
Commitments
As of March 31, 2015, the Company’s principal commitments consisted of obligations outstanding under operating leases. The Company leases its facilities under operating leases that expire at various dates through 2025. There have been no material changes in the Company’s principal lease commitments compared to those discussed in Note 8 to its annual consolidated financial statements.
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
6. Income Taxes
The effective tax rate was 37.0% and 35.5% for the three and six months ended March 31, 2015, respectively, compared to 37.2% and 37.5% for the three and six months ended March 31, 2014, respectively.

At March 31, 2015, the Company had $7.0 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements.  The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2011. The Company is currently under audit by various states for fiscal years 2009 through 2013. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2013 for the United Kingdom, 2008 for Japan, 2009 for Singapore, and 2011 for Australia. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years 2010 and 2011 state income tax returns.
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
The following presents revenues by geographic region (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Americas:
United States	$244,024	$215,782	$475,704	$421,393
Other	25,656	21,323	51,304	42,369
Total Americas	269,680	237,105	527,008	463,762
EMEA	113,209	99,515	230,275	196,863
Japan	24,879	25,600	46,598	46,650
Asia Pacific	64,375	57,823	131,055	119,220
	$472,143	$420,043	$934,936	$826,495
Four worldwide distributors of the Company’s products accounted for 16.6%, 15.5%, 13.5% and 10.5% of total net revenue for the three month period ended March 31, 2015. Four worldwide distributors of the Company’s products accounted for 17.0%, 16.1%, 13.7% and 11.0% of total net revenue for the six month period ended March 31, 2015. Three worldwide distributors of the Company’s products accounted for 12.3%, 16.9%, and 14.4% of total net revenue for the three month period ended March 31, 2014. Three worldwide distributors of the Company’s products accounted for 12.9%, 17.4%, and 14.4% of total net revenue for the six month period ended March 31, 2014. Two worldwide distributors accounted for 18.4% and 11.8% of the Company’s accounts receivable as of March 31, 2015. Two worldwide distributors accounted for 14.1% and 11.2% of the Company’s accounts receivable as of March 31, 2014. No other distributors accounted for more than 10% of total net revenue or receivables.

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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first six months of fiscal year 2015 was primarily due to cash provided by operating activities of $328.7 million, partially offset by $306.9 million of cash used to repurchase outstanding common stock under our stock repurchase program. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $20.5 million for the first six months of fiscal year 2015 were comprised primarily of information technology infrastructure and equipment purchases to support the growth of our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased in the second quarter of fiscal year 2015 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the second quarter of fiscal year 2015 was 50.

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

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
	(in thousands, except percentages)
Net Revenues
Products	$244,116	$225,135	$485,053	$443,736
Services	228,027	194,908	449,883	382,759
Total	$472,143	$420,043	$934,936	$826,495
Percentage of net revenues
Products	51.7%	53.6%	51.9%	53.7%
Services	48.3	46.4	48.1	46.3
Total	100.0%	100.0%	100.0%	100.0%
Net revenues. Total net revenues increased 12.4% and 13.1% for the three and six months ended March 31, 2015, respectively, from the same periods in the prior year. Overall revenue growth for the three and six months ended March 31, 2015 was primarily due to increased service and product revenues as a result of our increased installed base of products and increased demand for our core ADN products. International revenues represented 48.3% and 49.1% of total net revenues for the three and six months ended March 31, 2015, respectively, compared to 48.6% and 49.0% for the same periods in the prior year, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
Net product revenues increased 8.4% and 9.3% for the three and six months ended March 31, 2015, respectively, from the same periods in the prior year. The increase in net product revenues for the three and six months ended March 31, 2015 was due to an increase of $19.7 million and $43.7 million in sales of our ADN products from the same periods in the prior year, respectively. Sales of our ADN products represented 98.8% and 99.0% of product revenues for the three and six months ended March 31, 2015, respectively, compared to 98.4% of product revenues for both the three and six months ended March 31, 2014.
Net service revenues increased 17.0% and 17.5% for the three and six months ended March 31, 2015, respectively, from the same periods in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.
Westcon, Ingram Micro, Avnet Technology Solutions and Arrow ECS, four of our worldwide distributors, accounted for 16.6%, 15.5%, 13.5% and 10.5% of our total net revenue for the three months ended March 31, 2015, respectively. Westcon, Ingram Micro, Avnet Technology Solutions and Arrow ECS accounted for 17.0%, 16.1%, 13.7% and 11.0% of our total net revenue for the six months ended March 31, 2015, respectively. Westcon, Ingram Micro and Avnet Technology Solutions accounted for 12.3%, 16.9% and 14.4% of our total net revenue for the three months ended March 31, 2014, respectively. Westcon, Ingram Micro and Avnet Technology Solutions accounted for 12.9%, 17.4% and 14.4% of our total net revenue for the six months ended March 31, 2014, respectively. Westcon and Ingram Micro accounted for 18.4% and 11.8% of our accounts receivable as of March 31, 2015, respectively. Westcon and Ingram Micro accounted for 14.1% and 11.2% of our accounts receivable as of March 31, 2014, respectively. No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$43,600	$37,806	$85,670	$75,050
Services	38,996	37,856	76,274	73,495
Total	82,596	75,662	161,944	148,545
Gross profit	$389,547	$344,381	$772,992	$677,950
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	17.9%	16.8%	17.7%	16.9%
Services	17.1	19.4	17.0	19.2
Total	17.5	18.0	17.3	18.0
Gross profit	82.5%	82.0%	82.7%	82.0%
Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased 15.3% and 14.2% for the three and six months ended March 31, 2015, respectively, as compared to the same periods in the prior year. The increase in cost of net product revenues is primarily due to a higher volume of units shipped and increased amortization expense related to acquired technology. Cost of net product revenues for the three and six months ended March 31, 2015 also included expenses related to sales of our Silverline cloud-based application services.
Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and six months ended March 31, 2015, cost of net service revenues as a percentage of net service revenues was 17.1% and 17.0%, respectively, compared to 19.4% and 19.2% for the three and six months ended March 31, 2014, respectively, primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of March 2015 increased to 1,006 from 865 at the end of March 2014. In addition, cost of net service revenues included stock-based compensation expense of $3.4 million and $6.0 million for the three and six months ended March 31, 2015, respectively, compared to $3.6 million and $7.0 million for the same periods in the prior year, respectively.

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$151,238	$140,252	$300,054	$275,055
Research and development	74,521	67,232	144,581	131,365
General and administrative	30,933	26,033	63,187	51,533
Total	$256,692	$233,517	$507,822	$457,953
Operating expenses (as a percentage of net revenue)
Sales and marketing	32.0%	33.4%	32.1%	33.3%
Research and development	15.8	16.0	15.5	15.9
General and administrative	6.6	6.2	6.7	6.2
Total	54.4%	55.6%	54.3%	55.4%
Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased 7.8% and 9.1% for the three and six months ended March 31, 2015, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to an increase of $6.0 million and $17.9 million in commissions and personnel costs for the three and six months ended March 31, 2015, respectively, from the comparable periods in the prior year. The increased commissions and personnel costs were driven primarily by growth in sales and marketing employee headcount for the corresponding periods. Sales and marketing headcount at the end of March 2015 increased to 1,524 from 1,394 at the end of March 2014. Sales and marketing expense included stock-based compensation expense of $15.4 million and $28.0 million for the three and six months ended March 31, 2015, respectively, compared to $14.2 million and $28.2 million for the same periods in the prior year, respectively.

Research and development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 10.8% and 10.1% for the three and six months ended March 31, 2015, respectively, from the comparable periods in the prior year. The increase in research and development expense was primarily due to an increase of $4.1 million and $10.0 million in personnel costs for the three and six months ended March 31, 2015, respectively, from the comparable periods in the prior year. In addition, research and development expense included a year over year increase in computer equipment and software costs of $2.4 million and $4.0 million for the three and six months ended March 31, 2015, respectively, which was primarily related to prototyping and planning for future product releases. Research and development headcount at the end of March 2015 increased to 1,101 from 1,009 at the end of March 2014. Research and development expense included stock-based compensation expense of $12.2 million and $22.6 million for the three and six months ended March 31, 2015, respectively, compared to $12.0 million and $23.6 million for the same periods in the prior year, respectively. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 18.8% and 22.6% for the three and six months ended March 31, 2015, respectively, from the comparable periods in the prior year. The increase in general and administrative expense was primarily due to an increase of $1.5 million and $3.8 million in personnel costs for the three and six months ended March 31, 2015, respectively, from the comparable periods in the prior year, and a $3.0 million tax expense in the first quarter of fiscal 2015. General and administrative headcount at the end of March 2015 increased to 402 from 368 at the end of March 2014. Stock-based compensation expense was $5.4 million and $10.0 million for the three and six months ended March 31, 2015, respectively, compared to $5.4 million and $10.4 million for the same periods in the prior year, respectively.

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$132,855	$110,864	$265,170	$219,997
Other income, net	3,266	23	5,860	269
Income before income taxes	136,121	110,887	271,030	220,266
Provision for income taxes	50,392	41,246	96,225	82,577
Net income	$85,729	$69,641	$174,805	$137,689
Other income and income taxes (as percentage of net revenue)
Income from operations	28.1%	26.4%	28.4%	26.6%
Other income, net	0.7	—	0.6	—
Income before income taxes	28.8	26.4	29.0	26.6
Provision for income taxes	10.7	9.8	10.3	10.0
Net income	18.1%	16.6%	18.7%	16.6%
Other income, net. Other income, net consists primarily of interest income and foreign currency transaction gains and losses. The increase in other income, net for the three and six months ended March 31, 2015, from the same periods in the prior year was primarily due to $3.4 million and $4.3 million in foreign currency gains, respectively, and a non-recurring charge of $1.0 million related to a legal settlement that occurred in the first quarter of fiscal year 2014.
Provision for income taxes. The effective tax rate was 37.0% and 35.5% for the three and six months ended March 31, 2015, respectively, compared to 37.2% and 37.5% for the three and six months ended March 31, 2014, respectively. The decrease in the effective tax rate is primarily due to additional tax benefit recognized during the six months ended March 31, 2015 as a result of the reinstatement of the United States Federal Credit for Increasing Research Activities retroactive to January 1, 2014.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at March 31, 2015 and March 31, 2014 were $43.4 million and $42.1 million, respectively. The net deferred tax assets include valuation allowances of $8.8 million and $12.7 million as of March 31, 2015 and March 31, 2014, respectively, which are primarily related to tax net operating losses incurred in certain foreign jurisdictions, and state tax carryforwards.

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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,134.2 million as of March 31, 2015, compared to $1,128.3 million as of September 30, 2014, representing an increase of $5.9 million. The increase was primarily due to cash provided by operating activities of $328.7 million for the six months ended March 31, 2015, which was partially offset by $306.9 million of cash used for the repurchase of outstanding common stock under our stock repurchase program for the six months ended March 31, 2015. Cash provided by operating activities for the first six months of fiscal year 2015 resulted from net income of $174.8 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.
Cash provided by investing activities was $49.1 million for the six months ended March 31, 2015, compared to cash provided by investing activities of $140.8 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions, capital expenditures and changes in restricted cash requirements. The amount of cash provided by investing activities for the six months ended March 31, 2015 was primarily due to the sales and maturity of investments partially offset by purchases of investments and capital expenditures related to maintaining our operations worldwide.
Cash used in financing activities was $286.0 million for the six months ended March 31, 2015, compared to cash used in financing activities of $331.3 million for the same period in the prior year. Our financing activities for the six months ended March 31, 2015 consisted primarily of cash required for the repurchase of outstanding common stock under our stock repurchase program of $306.9 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $16.7 million.
Obligations and Commitments
As of March 31, 2015, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2025. There have been no material changes in our principal lease commitments compared to those discussed in Note 8 to our annual consolidated financial statements.
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
Our success depends on sales and continued innovation of our application delivery networking product lines
For the fiscal year ended September 30, 2014 and the six months ended March 31, 2015, we derived approximately 98.1% and 99.0% of our net product revenues, respectively, or approximately 53.0% and 51.4% of our total net revenues, respectively, from sales of our application delivery networking (ADN) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability, performance and security problems for our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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

•	Cisco, Juniper Networks and Checkpoint Systems in the network firewall market;

•	Cisco, Imperva and Citrix in the web application firewall market;

•	Cisco, Juniper and A10 in Carrier Grade NAT;

•	Procera, Allot, Sandvine and other DPI vendors with our PEM offerings;

•	Riverbed Technology and Silver Peak Systems in the WAN optimization and application acceleration market;

•	Oracle via the acquisition of Tekelec and Acme Packet in the Diameter signaling market;

•	IBM in end-user protection against malware, phishing and other cyberthreats;

•	Akamai Networks in cloud-based DDoS protection; and

•	Blue Coat Systems in protecting enterprises from inbound and outbound malware.
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
It is difficult to predict our future operating results because we have an unpredictable sales cycle
Our products have a lengthy sales cycle and the timing of our revenue is difficult to predict. Historically, our sales cycle has ranged from approximately two to three months and has tended to lengthen as our products become increasingly complex. Also, as our distribution strategy is focused on a channel model, utilizing value-added resellers, distributors and systems integrators, the level of variability in the length of sales cycle across transactions has increased and made it more difficult to predict the timing of many of our sales transactions. Sales of our products require us to educate potential customers in their use and benefits. Sales of our products are subject to delays from the lengthy internal budgeting, approval and competitive evaluation processes that large enterprises and governmental entities may require. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to testing our products before they decide whether or not to purchase. Customers may also defer orders as a result of anticipated releases of new products or enhancements by our competitors or us. As a result, our products have an unpredictable sales cycle that contributes to the uncertainty of our future operating results.
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
We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business
We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. These channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our indirect sales channel structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, three worldwide distributors of our products accounted for 45.9% of our total net revenue for fiscal year 2014. Three worldwide distributors of our products accounted for 44.1% of our total net revenue for fiscal year 2013. Four worldwide distributors of our products accounted for 57.8% of our total net revenue for the six months ended March 31, 2015. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
Undetected software or hardware errors or security vulnerabilities may harm our business and results of operations
Our products may contain undetected errors or defects when first introduced or as new versions are released. We have experienced these errors or defects in the past in connection with new products and product upgrades. As our products and customer IT infrastructures become increasingly complex, customers may experience unforeseen errors in implementing our products into their IT environments. We expect that these errors or defects will be found from time to time in new or enhanced products after commencement of commercial shipments. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. We may also be subject to liability claims for damages related to product errors or defects. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. A material product liability claim may harm our business and results of operations.
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
Our products are used to manage critical applications and data for customers and third parties may attempt to exploit security vulnerabilities in our products as well as our internal IT systems. As we continue to focus on the development and marketing of security solutions, we become a bigger target for malicious computer hackers who wish to exploit security vulnerabilities in our products or IT systems. These problems may cause us to incur significant remediation costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. Adverse publicity related to security vulnerabilities or damage to a customer’s operations due to exploitation of security vulnerability in our products or IT systems may harm our business and results of operations.
Any errors, defects or vulnerabilities in our products or IT systems could result in:

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
We must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer contracts. We intend to continue expanding into international markets. Sales outside of the Americas represented 43.1% and 42.5% of our net revenues for the fiscal years ended September 30, 2014 and 2013, respectively, and 43.6% for the six months ended March 31, 2015.
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
Our success depends on our key personnel and our ability to hire, retain and motivate qualified executives, sales and marketing, operations, product development and professional services personnel
Our success depends, in large part, on our ability to attract, engage, retain, and integrate qualified executives and other key employees throughout all areas of our business. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. If we do not obtain the stockholder approval needed to continue granting equity compensation in a competitive manner, our ability to attract, retain, and motivate executives and key employees could be weakened. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. In addition, we recently announced that our CEO intends to retire on July 1, 2015 and that the Company had chosen his successor, Manuel Rivelo, to assume the role of President and CEO effective July 1, 2015. Unanticipated disruption in the succession process could be disruptive to our business and could adversely affect our business and results of operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations. The complexity of our application delivery networking products and their integration into existing networks and ongoing support, as well as the sophistication of our sales and marketing effort, requires us to retain highly trained developers, professional services, customer support and sales personnel. Competition for qualified developers, professional services, customer support and sales personnel in our industry is intense because of the limited number of people available with the necessary technical skills and understanding of our products. Our ability to hire and retain these personnel may be adversely affected by volatility or reductions in the price of our common stock, since these employees are generally granted restricted stock units. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring qualified personnel may harm our business and results of operations.
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
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of March 31, 2015. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of March 31, 2015, 24.2% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the six month period ended March 31, 2015, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2014.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.
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
On January 21, 2015, the Company announced that its Board of Directors authorized an additional $750 million for its common stock share repurchase program. This new authorization is incremental to the existing $1.6 billion program, initially approved in October 2010 and expanded in August 2011, October 2011, April 2013, November 2013 and January 2014. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of May 4, 2015, the Company had repurchased and retired 15,898,205 shares at an average price of  $100.29 per share as part of its current repurchase program and the Company had $755.3 million remaining authorized to purchase shares.
Shares repurchased and retired as of May 4, 2015 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2013 — October 31, 2013	57,152	$84.45	57,152	$176,436
November 1, 2013 — November 30, 2013	1,153,393	$82.48	1,153,393	$381,264
December 1, 2013 — December 31, 2013	1,218,150	$82.06	1,218,150	$281,264

January 1, 2014 — January 31, 2014	695,250	$107.23	695,250	$706,712
February 1, 2014 — February 28, 2014	697,224	$108.21	697,224	$631,264
March 1, 2014 — March 31, 2014	—	$—	—	$631,264

April 1, 2014 — April 30, 2014	—	$—	—	$631,264
May 1, 2014 — May 31, 2014	1,447,544	$104.00	1,447,544	$480,722
June 1, 2014 — June 30, 2014	—	$—	—	$480,722

July 1, 2014 — July 31, 2014	205,000	$112.96	205,000	$457,565
August 1, 2014 — August 31, 2014	1,119,958	$113.26	1,119,958	$330,722
September 1, 2014 — September 30, 2014	—	$—	—	$330,722

October 1, 2014 — October 31, 2014	—	$—	—	$330,722
November 1, 2014 — November 30, 2014	559,344	$126.19	559,344	$260,141
December 1, 2014 — December 31, 2014	606,000	$131.02	606,000	$180,743

January 1, 2015 — January 31, 2015	581,205	$113.91	581,205	$864,540
February 1, 2015 — February 28, 2015	803,570	$112.85	803,570	$773,860
March 1, 2015 — March 31, 2015	—	$—	—	$773,860

April 1, 2015 — April 30, 2015	75,000	$122.71	75,000	$764,657
May 1, 2015 — May 4, 2015	75,000	$124.40	75,000	$755,327

Item 6.	Exhibits

Exhibit Number		Exhibit Description

10.47*	—	Retirement Agreement between John McAdam and F5 Networks, Inc.

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of May, 2015.

F5 NETWORKS, INC.

By:	/s/ ANDY REINLAND
Andy Reinland
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)