Form 10-Q
period 2015-06-30
F5 NETWORKS INC
filed 2015-07-29
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of July 24, 2015 was 71,004,104.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2015	September 30, 2014
ASSETS
Current assets
Cash and cash equivalents	$562,180	$281,502
Short-term investments	235,527	363,877
Accounts receivable, net of allowances of $2,885 and $4,958	261,068	242,242
Inventories	30,026	24,471
Deferred tax assets	46,493	42,290
Other current assets	50,214	44,466
Total current assets	1,185,508	998,848
Property and equipment, net	83,507	66,791
Long-term investments	361,665	482,917
Deferred tax assets	3,557	4,434
Goodwill	556,957	556,957
Other assets, net	71,157	75,003
Total assets	$2,262,351	$2,184,950
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$48,986	$43,772
Accrued liabilities	115,397	108,772
Deferred revenue	553,064	484,437
Total current liabilities	717,447	636,981
Other long-term liabilities	25,914	22,718
Deferred revenue, long-term	189,481	152,312
Deferred tax liabilities	2,407	3,629
Total long-term liabilities	217,802	178,659
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 71,003 and 73,390 shares issued and outstanding	5,987	15,753
Accumulated other comprehensive loss	(13,355)	(9,584)
Retained earnings	1,334,470	1,363,141
Total shareholders’ equity	1,327,102	1,369,310
Total liabilities and shareholders’ equity	$2,262,351	$2,184,950
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Net revenues
Products	$248,767	$236,933	$733,820	$680,669
Services	234,819	203,352	684,702	586,111
Total	483,586	440,285	1,418,522	1,266,780
Cost of net revenues
Products	44,050	40,387	129,720	115,437
Services	41,609	39,075	117,883	112,570
Total	85,659	79,462	247,603	228,007
Gross profit	397,927	360,823	1,170,919	1,038,773
Operating expenses
Sales and marketing	150,833	139,945	450,887	415,000
Research and development	74,337	67,026	218,918	198,391
General and administrative	32,627	27,773	95,814	79,306
Total	257,797	234,744	765,619	692,697
Income from operations	140,130	126,079	405,300	346,076
Other income, net	720	1,193	6,580	1,462
Income before income taxes	140,850	127,272	411,880	347,538
Provision for income taxes	47,678	47,799	143,903	130,376
Net income	$93,172	$79,473	$267,977	$217,162
Net income per share — basic	$1.30	$1.06	$3.70	$2.86
Weighted average shares — basic	71,509	74,812	72,370	75,926
Net income per share — diluted	$1.29	$1.05	$3.67	$2.84
Weighted average shares — diluted	71,957	75,369	72,937	76,581
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Net income	$93,172	$79,473	$267,977	$217,162
Other comprehensive (loss) income:
Foreign currency translation adjustment	470	237	(3,728)	(36)
Available-for-sale securities:
Unrealized (losses) gains on securities, net of taxes of $353 and $(100) for the three months ended June 30, 2015 and 2014, respectively, and $26 and $(361) for the nine months ended June 30, 2015 and 2014, respectively	(546)	207	43	728
Reclassification adjustment for realized gains included in net income, net of taxes of $33 and $22 for the three months ended June 30, 2015 and 2014, respectively, and $51 and $66 for the nine months ended June 30, 2015 and 2014, respectively	(55)	(37)	(86)	(113)
Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(601)	170	(43)	615
Total other comprehensive (loss) income	(131)	407	(3,771)	579
Comprehensive income	$93,041	$79,880	$264,206	$217,741
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended June 30,
	2015	2014
Operating activities
Net income	$267,977	$217,162
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on disposition of assets and investments	(69)	(179)
Stock-based compensation	103,919	101,997
Provisions for doubtful accounts and sales returns	1,268	2,109
Depreciation and amortization	39,225	34,055
Deferred income taxes	(5,203)	(4,389)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(20,094)	(40,964)
Inventories	(5,556)	(4,117)
Other current assets	(6,127)	(9,800)
Other assets	437	(1,056)
Accounts payable and accrued liabilities	19,625	(1,659)
Deferred revenue	105,796	85,968
Net cash provided by operating activities	501,198	379,127
Investing activities
Purchases of investments	(347,683)	(387,147)
Maturities of investments	391,900	437,752
Sales of investments	198,401	144,790
(Increase) decrease in restricted cash	(401)	5
Acquisition of intangible assets	(6,224)	—
Acquisition of businesses, net of cash acquired	—	(49,439)
Purchases of property and equipment	(41,715)	(15,636)
Net cash provided by investing activities	194,278	130,325
Financing activities
Excess tax benefit from stock-based compensation	6,611	8,155
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	40,426	35,247
Repurchase of common stock	(456,863)	(500,542)
Net cash used in financing activities	(409,826)	(457,140)
Net increase in cash and cash equivalents	285,650	52,312
Effect of exchange rate changes on cash and cash equivalents	(4,972)	(32)
Cash and cash equivalents, beginning of period	281,502	189,693
Cash and cash equivalents, end of period	$562,180	$241,973
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
If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the provisions of authoritative guidance require that the Company perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. In March 2015, the Company completed a qualitative assessment of potential impairment indicators and concluded that it was more-likely-than-not that the fair value of its reporting unit exceeded its carrying amount. The Company considered potential impairment indicators of goodwill and acquired intangible assets at June 30, 2015 and noted no indicators of impairment.
Stock-Based Compensation
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $36.5 million and $31.8 million of stock-based compensation expense for the three months ended June 30, 2015 and 2014, respectively, and $103.9 million and $102.0 million for the nine months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was $156.6 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
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
As of June 30, 2015, the following equity grants for executive officers or a portion thereof are outstanding:

Grant Date	RSUs Granted	Vesting Schedule	Vesting Period	Date Fully Vested
May 1, 2015	54,143	Quarterly	4 years	May 1, 2019
November 1, 2014	171,575	Quarterly	4 years	November 1, 2018
November 1, 2013	231,320	Quarterly	4 years	November 1, 2017
November 1, 2012	290,415	Quarterly	4 years	November 1, 2016
The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment.

Common Stock Repurchase
On January 21, 2015, the Company announced that its Board of Directors authorized an additional $750 million for its common stock share repurchase program. This new authorization is incremental to the existing $1.6 billion program, initially approved in October 2010 and expanded in August 2011, October 2011, April 2013, November 2013 and January 2014. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of July 24, 2015, the Company had repurchased and retired 16,948,931 shares at an average price of $101.83 per share as part of its current repurchase program and the Company had $623.9 million remaining authorized to purchase shares.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Numerator
Net income	$93,172	$79,473	$267,977	$217,162
Denominator
Weighted average shares outstanding — basic	71,509	74,812	72,370	75,926
Dilutive effect of common shares from stock options and restricted stock units	448	557	567	655
Weighted average shares outstanding — diluted	71,957	75,369	72,937	76,581
Basic net income per share	$1.30	$1.06	$3.70	$2.86
Diluted net income per share	$1.29	$1.05	$3.67	$2.84
An immaterial amount of common shares potentially issuable from stock options for the three and nine months ended June 30, 2015 and 2014, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.
Comprehensive Income
Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains or losses on securities and foreign currency translation adjustments are included in accumulated other comprehensive income or loss.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB agreed to delay the effective date of ASU 2014-09 by one year. In accordance with the agreed upon delay, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. The Company is currently assessing the impact that this updated standard will have on its consolidated financial statements and footnote disclosures.

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

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at June 30, 2015, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2015
Cash equivalents	$243,272	$—	$—	$243,272
Short-term investments
Available-for-sale securities — certificates of deposits	—	4,765	—	4,765
Available-for-sale securities — corporate bonds and notes	—	121,652	—	121,652
Available-for-sale securities — municipal bonds and notes	—	37,568	—	37,568
Available-for-sale securities — U.S. government securities	—	7,414	—	7,414
Available-for-sale securities — U.S. government agency securities	—	64,128	—	64,128
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	253,252	—	253,252
Available-for-sale securities — municipal bonds and notes	—	66,192	—	66,192
Available-for-sale securities — U.S. government agency securities	—	39,405	—	39,405
Available-for-sale securities — international government securities	—	2,816	—	2,816
Total	$243,272	$597,192	$—	$840,464

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
The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three months ended June 30, 2015, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.
3. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

June 30, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$4,765	$—	$—	$4,765
Corporate bonds and notes	121,660	39	(47)	121,652
Municipal bonds and notes	37,570	10	(12)	37,568
U.S. government securities	7,387	27	—	7,414
U.S. government agency securities	64,132	6	(10)	64,128
	$235,514	$82	$(69)	$235,527

September 30, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$205,490	$244	$(36)	$205,698
Municipal bonds and notes	43,398	34	(2)	43,430
U.S. government securities	4,996	10	—	5,006
U.S. government agency securities	109,685	66	(8)	109,743
	$363,569	$354	$(46)	$363,877

Long-term investments consist of the following (in thousands):

June 30, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$253,629	$138	$(515)	$253,252
Municipal bonds and notes	66,251	33	(92)	66,192
U.S. government agency securities	39,429	3	(27)	39,405
International government securities	2,822	—	(6)	2,816
	$362,131	$174	$(640)	$361,665

September 30, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$325,896	$208	$(822)	$325,282
Municipal bonds and notes	24,559	31	(8)	24,582
U.S. government securities	7,377	30	—	7,407
U.S. government agency securities	123,207	40	(160)	123,087
International government securities	2,568	—	(9)	2,559
	$483,607	$309	$(999)	$482,917
The amortized cost and fair value of fixed maturities at June 30, 2015, by contractual years-to-maturity, are presented below (in thousands):

	Cost or Amortized Cost	Fair Value
One year or less	$235,514	$235,527
Over one year	362,131	361,665
	$597,645	$597,192
The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2015 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$181,467	$(494)	$44,474	$(68)	$225,941	$(562)
Municipal bonds and notes	46,070	(93)	3,177	(11)	49,247	(104)
U.S. government agency securities	57,241	(36)	3,999	(1)	61,240	(37)
International government securities	2,816	(6)	—	—	2,816	(6)
Total	$287,594	$(629)	$51,650	$(80)	$339,244	$(709)
The Company invests in securities that are rated investment grade or better. The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of June 30, 2015, there were no investments in its portfolio that were other-than-temporarily impaired.
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
Inventories consist of the following (in thousands):

	June 30, 2015	September 30, 2014
Finished goods	$22,501	$18,046
Raw materials	7,525	6,425
	$30,026	$24,471
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of June 30, 2015 and June 30, 2014 were not considered material.
Commitments
As of June 30, 2015, the Company’s principal commitments consisted of obligations outstanding under operating leases. The Company leases its facilities under operating leases that expire at various dates through 2025. There have been no material changes in the Company’s principal lease commitments compared to those discussed in Note 8 to its annual consolidated financial statements.
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
6. Income Taxes
The effective tax rate was 33.8% and 34.9% for the three and nine months ended June 30, 2015, respectively, compared to 37.6% and 37.5% for the three and nine months ended June 30, 2014, respectively.
At June 30, 2015, the Company had $8.8 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements.  The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
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
The following presents revenues by geographic region (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Americas:
United States	$259,916	$226,811	$735,620	$648,204
Other	22,403	22,820	73,707	65,189
Total Americas	282,319	249,631	809,327	713,393
EMEA	118,095	103,224	348,370	300,087
Japan	20,896	21,247	67,494	67,897
Asia Pacific	62,276	66,183	193,331	185,403
	$483,586	$440,285	$1,418,522	$1,266,780
Three worldwide distributors of the Company’s products accounted for 19.2%, 16.7% and 13.5% of total net revenue for the three month period ended June 30, 2015. Four worldwide distributors of the Company’s products accounted for 17.8%, 16.3%, 13.6% and 10.6% of total net revenue for the nine month period ended June 30, 2015. Three worldwide distributors of the Company’s products accounted for 14.8%, 18.3%, and 13.2% of total net revenue for the three month period ended June 30, 2014. Three worldwide distributors of the Company’s products accounted for 13.6%, 17.7%, and 14.0% of total net revenue for the nine month period ended June 30, 2014. Two worldwide distributors accounted for 20.3% and 14.5% of the Company’s accounts receivable as of June 30, 2015. Two worldwide distributors accounted for 15.9% and 17.1% of the Company’s accounts receivable as of June 30, 2014. No other distributors accounted for more than 10% of total net revenue or receivables.

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
Overview
We are a global provider of software-defined application delivery services designed to ensure the fast, secure and reliable delivery of applications and data. Our products include hardware-based software, software-only solutions, cloud-based subscription services and a common management framework that enable customers to accelerate, optimize, secure and manage applications across hybrid computing infrastructures that combine traditional networks and data centers with software-defined networks, virtualized data centers and cloud-based resources. We market and sell our products primarily through multiple indirect sales channels in the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan; and the Asia Pacific region (APAC). Enterprise customers (Fortune 1000 or Business Week Global 1000 companies) in the technology, telecommunications, financial services, transportation, education, manufacturing and health care industries, along with government customers, continue to make up the largest percentage of our customer base.
Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:

•
Revenues. The majority of our revenues are derived from sales of our application delivery networking (ADN) products including our BIG-IP appliances and high end VIPRION chassis and related software modules; Local Traffic Manager (LTM), Global Traffic Manager (GTM) and Link Controller; Advanced Firewall Manager (AFM), Carrier Grade Network Address Translation (CGNAT) and Policy Enforcement Manager (PEM), that leverage the unique performance characteristics of our hardware and software architecture; and products that incorporate acquired technology, including Application Security Manager (ASM) and Access Policy Manager (APM); signaling delivery controller products (SDC); and the WebSafe, MobileSafe, Secure Web Gateway and Silverline DDoS and Application security offerings which are sold to customers on a subscription basis. We also derive revenues from the sales of services including annual maintenance contracts, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first nine months of fiscal year 2015 was primarily due to cash provided by operating activities of $501.2 million, partially offset by $456.9 million of cash used to repurchase outstanding common stock under our stock repurchase program. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $41.7 million for the first nine months of fiscal year 2015 were primarily related to the expansion of our facilities to support our operations worldwide. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased in the third quarter of fiscal year 2015 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the third quarter of fiscal year 2015 was 49.

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

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
	(in thousands, except percentages)
Net Revenues
Products	$248,767	$236,933	$733,820	$680,669
Services	234,819	203,352	684,702	586,111
Total	$483,586	$440,285	$1,418,522	$1,266,780
Percentage of net revenues
Products	51.4%	53.8%	51.7%	53.7%
Services	48.6	46.2	48.3	46.3
Total	100.0%	100.0%	100.0%	100.0%
Net revenues. Total net revenues increased 9.8% and 12.0% for the three and nine months ended June 30, 2015, respectively, from the same periods in the prior year. Overall revenue growth for the three and nine months ended June 30, 2015 was primarily due to increased service and product revenues as a result of our increased installed base of products and increased demand for our core ADN products. International revenues represented 46.3% and 48.1% of total net revenues for the three and nine months ended June 30, 2015, respectively, compared to 48.5% and 48.8% for the same periods in the prior year, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
Net product revenues increased 5.0% and 7.8% for the three and nine months ended June 30, 2015, respectively, from the same periods in the prior year. The increase in net product revenues for the three and nine months ended June 30, 2015 was due to an increase of $12.3 million and $56.0 million in sales of our ADN products from the same periods in the prior year, respectively. Sales of our ADN products represented 99.1% and 99.0% of product revenues for the three and nine months ended June 30, 2015, respectively, compared to 98.9% and 98.5% of product revenues for the three and nine months ended June 30, 2014, respectively.
Net service revenues increased 15.5% and 16.8% for the three and nine months ended June 30, 2015, respectively, from the same periods in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.
Westcon, Ingram Micro and Avnet Technology Solutions, three of our worldwide distributors, accounted for 19.2%, 16.7% and 13.5% of our total net revenue for the three months ended June 30, 2015, respectively. Westcon, Ingram Micro, Avnet Technology Solutions and Arrow ECS accounted for 17.8%, 16.3%, 13.6% and 10.6% of our total net revenue for the nine months ended June 30, 2015, respectively. Westcon, Ingram Micro and Avnet Technology Solutions accounted for 14.8%, 18.3% and 13.2% of our total net revenue for the three months ended June 30, 2014, respectively. Westcon, Ingram Micro and Avnet Technology Solutions accounted for 13.6%, 17.7% and 14.0% of our total net revenue for the nine months ended June 30, 2014, respectively. Westcon and Ingram Micro accounted for 20.3% and 14.5% of our accounts receivable as of June 30, 2015, respectively. Westcon and Ingram Micro accounted for 15.9% and 17.1% of our accounts receivable as of June 30, 2014, respectively. No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$44,050	$40,387	$129,720	$115,437
Services	41,609	39,075	117,883	112,570
Total	85,659	79,462	247,603	228,007
Gross profit	$397,927	$360,823	$1,170,919	$1,038,773
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	17.7%	17.0%	17.7%	17.0%
Services	17.7	19.2	17.2	19.2
Total	17.7	18.0	17.5	18.0
Gross profit	82.3%	82.0%	82.5%	82.0%
Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased 9.1% and 12.4% for the three and nine months ended June 30, 2015, respectively, as compared to the same periods in the prior year. The increase in cost of net product revenues is primarily due to a higher volume of units shipped and increased amortization expense related to acquired technology. Cost of net product revenues for the three and nine months ended June 30, 2015 also included expenses related to sales of our Silverline cloud-based application services.
Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and nine months ended June 30, 2015, cost of net service revenues as a percentage of net service revenues was 17.7% and 17.2%, respectively, compared to 19.2% for both the three and nine months ended June 30, 2014, primarily due to increased efficiencies within our customer support organization and increased revenue from maintenance contracts and professional services. Professional services headcount at the end of June 2015 increased to 1,043 from 910 at the end of June 2014. In addition, cost of net service revenues included stock-based compensation expense of $3.4 million and $9.4 million for the three and nine months ended June 30, 2015, respectively, compared to $3.1 million and $10.1 million for the same periods in the prior year, respectively.

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$150,833	$139,945	$450,887	$415,000
Research and development	74,337	67,026	218,918	198,391
General and administrative	32,627	27,773	95,814	79,306
Total	$257,797	$234,744	$765,619	$692,697
Operating expenses (as a percentage of net revenue)
Sales and marketing	31.2%	31.8%	31.8%	32.7%
Research and development	15.4	15.2	15.4	15.7
General and administrative	6.7	6.3	6.8	6.3
Total	53.3%	53.3%	54.0%	54.7%
Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased 7.8% and 8.6% for the three and nine months ended June 30, 2015, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to an increase of $4.5 million and $22.4 million in commissions and personnel costs for the three and nine months ended June 30, 2015, respectively, from the comparable periods in the prior year. The increased commissions and personnel costs were driven primarily by growth in sales and marketing employee headcount for the corresponding periods. Sales and marketing headcount at the end of June 2015 increased to 1,529 from 1,427 at the end of June 2014. Sales and marketing expense included stock-based compensation expense of $14.8 million and $42.8 million for the three and nine months ended June 30, 2015, respectively, compared to $12.4 million and $40.6 million for the same periods in the prior year, respectively. The increase in sales and marketing expense was also due to investments in marketing promotions and initiatives aimed at promoting our brand and creating market awareness of our technology and our products.
Research and development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 10.9% and 10.3% for the three and nine months ended June 30, 2015, respectively, from the comparable periods in the prior year. The increase in research and development expense was primarily due to an increase of $5.0 million and $15.0 million in personnel costs for the three and nine months ended June 30, 2015, respectively, from the comparable periods in the prior year. In addition, research and development expense included a year over year increase in computer equipment and software costs primarily related to prototyping and planning for future product releases. Research and development headcount at the end of June 2015 increased to 1,124 from 1,033 at the end of June 2014. Research and development expense included stock-based compensation expense of $11.9 million and $34.5 million for the three and nine months ended June 30, 2015, respectively, compared to $11.0 million and $34.6 million for the same periods in the prior year, respectively. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 17.5% and 20.8% for the three and nine months ended June 30, 2015, respectively, from the comparable periods in the prior year. The increase in general and administrative expense was primarily due to an increase of $1.4 million and $5.2 million in personnel costs for the three and nine months ended June 30, 2015, respectively, from the comparable periods in the prior year, and a $3.0 million tax expense in the first quarter of fiscal 2015. In addition, fees paid to outside consultants for legal, audit and tax services increased $1.1 million and $2.4 million for the three and nine months ended June 30, 2015, respectively, from the comparable periods in the prior year. General and administrative headcount at the end of June 2015 increased to 412 from 373 at the end of June 2014. Stock-based compensation expense was $6.2 million and $16.2 million for the three and nine months ended June 30, 2015, respectively, compared to $5.0 million and $15.4 million for the same periods in the prior year, respectively.

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$140,130	$126,079	$405,300	$346,076
Other income, net	720	1,193	6,580	1,462
Income before income taxes	140,850	127,272	411,880	347,538
Provision for income taxes	47,678	47,799	143,903	130,376
Net income	$93,172	$79,473	$267,977	$217,162
Other income and income taxes (as percentage of net revenue)
Income from operations	29.0%	28.7%	28.5%	27.3%
Other income, net	0.1	0.3	0.5	0.1
Income before income taxes	29.1	29.0	29.0	27.4
Provision for income taxes	9.8	10.9	10.1	10.3
Net income	19.3%	18.1%	18.9%	17.1%
Other income, net. Other income, net consists primarily of interest income and foreign currency transaction gains and losses. Other income, net for the three months ended June 30, 2015 remained relatively consistent compared to the same period in the prior year. The increase in other income, net for the nine months ended June 30, 2015, from the same period in the prior year was primarily due to $4.4 million in foreign currency gains, respectively, and a non-recurring charge of $1.0 million related to a legal settlement that occurred in the first quarter of fiscal year 2014.
Provision for income taxes. The effective tax rate was 33.8% and 34.9% for the three and nine months ended June 30, 2015, respectively, compared to 37.6% and 37.5% for the three and nine months ended June 30, 2014, respectively. The decrease in the effective tax rate is primarily due to additional tax benefit recognized during the nine months ended June 30, 2015 as a result of the reinstatement of the United States Federal Credit for Increasing Research Activities retroactive to January 1, 2014 and reduction in non-deductible compensation expense.

We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at June 30, 2015 and June 30, 2014 were $47.6 million and $44.1 million, respectively. The net deferred tax assets include valuation allowances of $9.5 million and $14.6 million as of June 30, 2015 and June 30, 2014, respectively, which are primarily related to tax net operating losses incurred in certain foreign jurisdictions, and state tax carryforwards.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,159.4 million as of June 30, 2015, compared to $1,128.3 million as of September 30, 2014, representing an increase of $31.1 million. The increase was primarily due to cash provided by operating activities of $501.2 million for the nine months ended June 30, 2015, which was partially offset by $456.9 million of cash used for the repurchase of outstanding common stock under our stock repurchase program for the nine months ended June 30, 2015. Cash provided by operating activities for the first nine months of fiscal year 2015 resulted from net income of $268.0 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.
Cash provided by investing activities was $194.3 million for the nine months ended June 30, 2015, compared to cash provided by investing activities of $130.3 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions, capital expenditures and changes in restricted cash requirements. The amount of cash provided by investing activities for the nine months ended June 30, 2015 was primarily due to the sales and maturity of investments partially offset by purchases of investments and capital expenditures related to the expansion of our facilities to support our operations worldwide.
Cash used in financing activities was $409.8 million for the nine months ended June 30, 2015, compared to cash used in financing activities of $457.1 million for the same period in the prior year. Our financing activities for the nine months ended June 30, 2015 consisted primarily of cash required for the repurchase of outstanding common stock under our stock repurchase program of $456.9 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $40.4 million.
Obligations and Commitments
As of June 30, 2015, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2025. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. There have been no material changes in our inventory purchase obligations compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
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
Our success depends on sales and continued innovation of our application delivery networking product lines
For the fiscal year ended September 30, 2014 and the nine months ended June 30, 2015, we derived approximately 98.1% and 99.0% of our net product revenues, respectively, or approximately 53.0% and 51.2% of our total net revenues, respectively, from sales of our application delivery networking (ADN) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability, performance and security problems for our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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
We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business
We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. These channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our indirect sales channel structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, three worldwide distributors of our products accounted for 45.9% of our total net revenue for fiscal year 2014. Three worldwide distributors of our products accounted for 44.1% of our total net revenue for fiscal year 2013. Four worldwide distributors of our products accounted for 58.3% of our total net revenue for the nine months ended June 30, 2015. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
We must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer contracts. We intend to continue expanding into international markets. Sales outside of the Americas represented 43.1% and 42.5% of our net revenues for the fiscal years ended September 30, 2014 and 2013, respectively, and 42.9% for the nine months ended June 30, 2015.
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
New regulations related to conflict minerals may force us to incur additional expenses and could limit the supply and increase the costs of certain metals and minerals used in the manufacturing of our products
In August 2012, the SEC adopted new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (or the Dodd-Frank Act) for companies that use certain minerals and derivative metals (referred to as conflict minerals, regardless of their country of origin) in their products, whether or not these products are manufactured by third parties. The Dodd-Frank Act requires companies to perform due diligence and disclose whether or not such minerals originate from the Democratic Republic of Congo or adjoining countries. We filed a report on Form SD with the SEC regarding such matters on May 29, 2015. These new requirements could adversely affect the sourcing, availability and pricing of minerals or metals used in the manufacture of our products and the numerous components that go into our products all of which could adversely affect our business, financial condition, and operating results. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any relevant minerals and metals used in our products. We have a complex supply chain and many components are sourced through our contract manufacturer and we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement. As a result, we may face reputational challenges with our customers and other stakeholders and possible regulatory risk.
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
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of June 30, 2015. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of June 30, 2015, 18.6% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine month period ended June 30, 2015, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2014.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.
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
On January 21, 2015, the Company announced that its Board of Directors authorized an additional $750 million for its common stock share repurchase program. This new authorization is incremental to the existing $1.6 billion program, initially approved in October 2010 and expanded in August 2011, October 2011, April 2013, November 2013 and January 2014. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of July 24, 2015, the Company had repurchased and retired 16,948,931 shares at an average price of  $101.83 per share as part of its current repurchase program and the Company had $623.9 million remaining authorized to purchase shares.
Shares repurchased and retired as of July 24, 2015 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2013 — October 31, 2013	57,152	$84.45	57,152	$176,436
November 1, 2013 — November 30, 2013	1,153,393	$82.48	1,153,393	$381,264
December 1, 2013 — December 31, 2013	1,218,150	$82.06	1,218,150	$281,264

January 1, 2014 — January 31, 2014	695,250	$107.23	695,250	$706,712
February 1, 2014 — February 28, 2014	697,224	$108.21	697,224	$631,264
March 1, 2014 — March 31, 2014	—	$—	—	$631,264

April 1, 2014 — April 30, 2014	—	$—	—	$631,264
May 1, 2014 — May 31, 2014	1,447,544	$104.00	1,447,544	$480,722
June 1, 2014 — June 30, 2014	—	$—	—	$480,722

July 1, 2014 — July 31, 2014	205,000	$112.96	205,000	$457,565
August 1, 2014 — August 31, 2014	1,119,958	$113.26	1,119,958	$330,722
September 1, 2014 — September 30, 2014	—	$—	—	$330,722

October 1, 2014 — October 31, 2014	—	$—	—	$330,722
November 1, 2014 — November 30, 2014	559,344	$126.19	559,344	$260,141
December 1, 2014 — December 31, 2014	606,000	$131.02	606,000	$180,743

January 1, 2015 — January 31, 2015	581,205	$113.91	581,205	$864,540
February 1, 2015 — February 28, 2015	803,570	$112.85	803,570	$773,860
March 1, 2015 — March 31, 2015	—	$—	—	$773,860

April 1, 2015 — April 30, 2015	75,000	$122.71	75,000	$764,657
May 1, 2015 — May 31, 2015	667,240	$124.83	667,240	$681,367
June 1, 2015 — June 30, 2015	458,486	$125.43	458,486	$623,861

July 1, 2015 — July 24, 2015	—	$—	—	$623,861

Item 6.	Exhibits

Exhibit Number		Exhibit Description

10.47	—	Retirement Agreement between John McAdam and F5 Networks, Inc.(1)

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of July, 2015.

F5 NETWORKS, INC.

By:	/s/ ANDY REINLAND
Andy Reinland
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)