Form 10-K
period 2015-09-30
F5 NETWORKS INC
filed 2015-11-06
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2015, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $8,209,615,247 based on the closing sales price of the Registrant’s Common Stock on the NASDAQ Global Select Market on that date.
As of November 2, 2015, the number of shares of the Registrant’s common stock outstanding was 70,378,436.

DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of this Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the Registrant’s Definitive Proxy Statement for the Annual Shareholders Meeting for fiscal year 2015, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this Report relates.

F5 NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2015

Trademarks and Tradenames
3DNS, Access Policy Manager, Acopia, Acopia Networks, Advanced Client Authentication, Advanced Routing, AAM, Application Acceleration Manager, AFM, Advanced Firewall Manager, APM, Application Security Manager, Applications without Constraints, ARX, AskF5, ASM, BIG-IP, BIG-IP EDGE GATEWAY, BIG-IQ, Cloud Extender, CloudFucious, Clustered Multiprocessing, CMP, COHESION, Data Manager, Defense.Net, defense.net [DESIGN], DevCentral, DevCentral [DESIGN], DSI, DNS Express, DSC, Edge Client, Edge Gateway, Edge Portal, ELEVATE, EM, Enterprise Manager, ENGAGE, F5, F5 [DESIGN], F5 Agility, F5 Certified [DESIGN], F5 Management Pack, F5 Networks, F5 Synthesis, f5 Synthesis, F5 TMOS, F5 World, Fast Application Proxy, Fast Cache, FirePass, Global Traffic Manager, GTM, GUARDIAN, IBR, Intelligent Browser Referencing, iCall, Intelligent Compression, IPv6 Gateway, iApps, iControl, iHealth, iQuery, iRules, iRules OnDemand, iSession, L7 Rate Shaping, LC, LineRate, LineRate [DESIGN],  LROS, LineRate Operating System, LineRate Point, LineRate Precision, Link Controller, Local Traffic Manager, LTM, Message Security Manager, MobileSafe, MSM, Netcelera, OneConnect, Packet Velocity, Protocol Security Manager, PSM, Policy Enforcement Manager, PEM, Real Traffic Policy Builder, SAM, ScaleN, Secure Access Manager, Signaling Delivery Controller, SDC, Solutions for an application world, Software Defined Application Services, SDAS, SalesXchange, SalesXchange [DESIGN], Silverline, SSL Acceleration, StrongBox, SuperVIP, SYN Check, Syntheses, Synthesis [DESIGN], TCP Express, TechXchange, TechXchange [DESIGN], TotALL, TDR, TMOS, Traffic Management Operating System, TrafficShield, Traffix, Traffix [DESIGN], Transparent Data Reduction, UNITY, VAULT, VE F5 [DESIGN], Versafe, Versafe [DESIGN], VIPRION, vCMP, Virtual Clustered Multiprocessing, WA, WAN Optimization Manager, WAN Optimization Module, WANJet, WebAccelerator, WebSafe, WOM, and ZoneRunner are trademarks or service marks of F5 Networks, Inc., or its subsidiaries in the U.S. and other countries. Any other trademarks, service marks and/or trade names appearing in this document are the property of their respective owners.
Unless the context otherwise requires, in this Annual Report on Form 10-K, the terms “F5 Networks,” “the Company,” “we,” “us,” and “our” refer to F5 Networks, Inc. and its subsidiaries. Our fiscal year ends on September 30, and fiscal years are referred to by the calendar year in which they end. For example, “fiscal year 2015” and “fiscal 2015” refer to the fiscal year ended September 30, 2015.
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
General
F5 Networks is the leading developer and provider of software-defined application services designed to ensure that applications delivered over Internet Protocol (IP) networks are secure, fast and available to any user, anywhere, anytime, on any device and on any network. Our core technology is a full-proxy, programmable, massively-scalable software platform called TMOS (Traffic Management Operating System).
Introduced in 2004, the TMOS platform supports the industry’s broadest array of application services, including local and global traffic management, network and application security, access management, web acceleration and a number of other network and application services. These services are available as software modules that can run individually or as part of an integrated solution on our high-performance, scalable, purpose-built BIG-IP appliances and chassis-based VIPRION systems; or as software-only Virtual Editions that run on all major hypervisors. Our cloud-based Silverline offerings allow customers to subscribe to online denial-of-service protection and application security services. In conjunction with our BIG-IQ management software, the availability of our application services as software on our purpose-built hardware, software-only and cloud-based software-as-a-service (SaaS) gives customers the flexibility to create a dynamic hybrid infrastructure with consistent policies and centralized management across private and public clouds as well as traditional data centers.
The core features and functions of TMOS enable our products to inspect and modify the content of IP traffic flows and sessions between users and applications and support a broad and growing array of services. iRules, a scripting language based on Tool Command Language (TCL) with node.js add-ons, is a unique feature of TMOS that enables customers and third parties to write customized rules to inspect and modify traffic. TMOS also has an open software interface called iControl, which allows our products to communicate with one another and with third-party products, and a scripting framework called iCall that lets users define data plane events such as threshold breaches and adjust the behavior of our products accordingly. TMOS is designed to support the addition of new functionality as software modules and to exploit the performance-enhancing features of our purpose-built hardware.
Our hardware products include our BIG-IP family of appliances and our line of scalable VIPRION systems. These purpose-built devices integrate industry-standard components, such as Intel based general-purpose processors, high performance cryptographic offload components, and FPGAs (Field-Programmable Gate Arrays), with specialized hardware offload components we design ourselves. The architecture of these systems is designed to accelerate and optimize the performance of our software by offloading repetitive, compute-intensive functions such as encryption and compression to specific components, and enabling complex application-layer processing at network speed. Typically deployed in front of web and application servers, our hardware products deliver massive performance and scalability that enable customers to consolidate multiple application services on a single device. This consolidation eliminates the need for separate point products, which are often difficult and costly to integrate and manage, and reduces the load on servers by offloading functions that might otherwise run on the servers themselves. Offloading functions from servers reduces the number of servers needed to run specific applications, lowers the cost of power and cooling, and drives down operating costs by simplifying the management of servers and applications. In virtual environments, this allows customers to increase the density of virtual servers and reduces the added complexity of managing a dynamic environment.
As information technology infrastructures continue to evolve, there is growing demand for software-only application services that can be deployed in virtual environments next to each instance of an application. For customers who prefer this option, our Virtual Edition (VE) products offer faster throughput than competing products and the broadest array of integrated application services available. We sell individual VEs of all modules available on our hardware-based solutions which provide the same software services and include all of the features and functions embedded in TMOS.
While VEs have lower performance than our hardware-based solutions, they give customers the flexibility to deploy a mix of integrated application services as needed, spinning them up and down with each instance of an application, and moving them with the application between traditional data centers and private or public clouds. Both VEs and hardware-based services can be and increasingly are deployed in hybrid infrastructures within data centers and private clouds, across multiple data centers, and across data centers and public clouds. Our BIG-IQ management platform supports software modules that enable customers to manage all of the F5 services running in these hybrid environments from a single management console.

In November 2014, we launched our cloud-based Silverline SaaS platform that allows customers to deploy enterprise-grade application services across hybrid environments without upfront investments in IT infrastructure and support. Available by subscription, Silverline services utilize F5 hardware and software product functionality, offer key features from our on-premise application services, are highly programmable, and include 24/7 access to experts in our Security Operations Center (SOC).
In addition to our TMOS-based application services, our products include our Traffix solutions for Diameter signaling and routing, load balancing and gateway connectivity, designed to enable service providers to meet the multiple challenges associated with the growth of mobile data.
In connection with our products, we offer a broad range of services including consulting, training, installation, maintenance and other technical support services.
F5 Networks was incorporated on February 26, 1996 in the State of Washington. Our headquarters is in Seattle, Washington, and our mailing address is 401 Elliott Avenue West, Seattle, Washington 98119. The telephone number at our executive offices is (206) 272-5555. We have subsidiaries or branch offices in Argentina, Australia, Brazil, the British Virgin Islands, Canada, Chile, China, Colombia, Croatia, France, Germany, Hong Kong, India, Israel, Italy, Japan, Kingdom of Saudi Arabia, Mexico, Netherlands, New Zealand, Poland, Russia, Singapore, South Korea, Spain, Taiwan, the United Arab Emirates, and the United Kingdom. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website, www.f5.com, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Copies of these filings may also be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains current, quarterly and annual reports, proxy and information statements and other information regarding issuers that file electronically.

Industry Background
Growth and Evolution of IP-Based Infrastructures
Internet Protocol (IP) is a communications language used to deliver applications and data over the Internet. For more than two decades, large business and government organizations have been gradually replacing older data center architectures with IP-based infrastructures, deploying new IP-based applications and replacing or upgrading legacy applications with new IP-enabled versions. This trend has been accompanied by the proliferation of mobile devices such as smartphones, tablets and laptops that allow users to access data and applications from almost anywhere. At the same time, virtualization of data centers and networks and the emergence of public clouds have given rise to dynamic hybrid infrastructures where applications are increasingly hosted off-premise as well as in traditional data centers and can move freely between locations as demand or other circumstances require.
Emergence of the Dynamic Data Center and Hybrid IT Infrastructures
From a broad perspective, the goal of IT organizations is to optimize the secure delivery of applications to users wherever they are and whenever they need them, regardless of where those applications exist. Server virtualization has enabled organizations to group or partition data center resources to meet user demand and reconfigure these virtual resources easily and quickly as demand changes. More recently, Software Defined Networks (SDN) offer organizations ways to reduce costs, increase the flexibility, and simplify the deployment and management of IT infrastructure through network virtualization. Many organizations are also taking advantage of the growing availability of external cloud resources as a flexible, secure and reliable alternative to owning and managing everything themselves. As a result, IT infrastructure has become increasingly dynamic, complex and reliant on IP-based networks for the delivery of applications and data. At the same time, these changes have created new challenges to the security of IP networks and the applications and data accessible over the Internet. With increasing frequency, sophisticated denial-of-service attacks have exposed a major vulnerability in the security perimeter of corporate networks by overwhelming firewalls and effectively shutting down the networks. In addition, many network-level security threats are directly related to the improper use of the same protocols applications depend on to transmit data. Intrusion detection and prevention devices, which rely on signature databases of known threats, afford some protection against these types of attack. However, they offer no protection against many of the most common threats, including information leakage, content spoofing, cross-site request forgery or “day zero” attacks designed to exploit a variety of application vulnerabilities.
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
Need to Optimize the Secure Delivery of Applications and Data
With the ongoing evolution and increasing complexity of IT infrastructures, there is a growing need to optimize the secure delivery of applications and data over IP networks. IP-based traffic passing between end-user devices and servers is divided into discrete packets that travel by multiple routes to their destination where they are reassembled. The disassembly, routing, and reassembly of transmissions are relatively straightforward and require little intelligence. By contrast, managing, inspecting, modifying, redirecting and securing application traffic going to and from servers requires intelligent systems capable of performing an expanding array of functions. Broadly speaking, all of those functions are aspects of application delivery.
Application Delivery Services dynamically manage, secure and optimize the flow of traffic between users and servers (physical or virtual), freeing up other resources by offloading common network functions, such as encryption, IPv4/IPv6 translation, compression, authentication, rate-shaping, and a variety of specialized functions, including network and application security services, policy management, and WAN optimization, that would otherwise have to be coded into applications. Since most large enterprises have hundreds — if not thousands — of applications, it isn't practical to replicate these functions within each instance of an application and maintain consistent policies across a broad spectrum of different applications. In traditional data centers, it has been common practice to deploy an array of point products in front of server farms to provide various services, but that typically requires integrating, maintaining and upgrading disparate technologies from different vendors, a process that is time-consuming and expensive in terms of both capital and operating costs. From a security standpoint, it is also much more difficult to audit traffic passing through multiple devices. In such environments, a more practical and efficient solution is a comprehensive set of integrated application delivery services on a single, high-performance device. In virtual and cloud environments where flexibility is a priority, software designed to run on standard hypervisors provides the same services and many of the benefits associated with hardware-based solutions.

Although application delivery services are broadly applicable within enterprise and service provider IT infrastructures, service providers face unique challenges as they attempt to modernize and scale their networks to deal with the flood of data generated by smart phones, tablets, wearables and other mobile devices. To cope with these challenges, service providers are migrating legacy 2G/3G infrastructures to 4G/LTE networks and Evolved Packet Core (EPC) data centers that require an array of network and application services. Today, most of those services are deployed on separate appliances from different vendors, and service providers are actively seeking solutions that will enable them to lower costs and improve reliability and performance by consolidating services and reducing the number of devices. Increasingly, they are also demanding software solutions designed to run on commodity hardware that can be repurposed as needed. To cope with the dramatic increase in signaling traffic associated with 4G/LTE networks, the challenges of migrating legacy infrastructure, and the need to integrate charging and enforcement functions with subscriber data, service providers have also adopted the Diameter signaling protocol as the de facto standard for communication within their evolving data centers.
F5’s Strategy
Our goal is to lead the industry in providing application and network services that ensure the safe, fast and reliable delivery of applications to any user, anywhere, anytime regardless of a user's location or where the application resides. These services include availability, security, performance, mobility, and identity. They also include managing and orchestrating resources, as well as coordinating services across multiple data centers, networks and cloud-based resources. Our products are designed to be strategic points of control in the IT infrastructure that allow business policies to be implemented where information is exchanged. Key components of our strategy include:
Offering a complete, integrated suite of application services.
Since the introduction of TMOS, we have developed TMOS-based versions of our own legacy products, such as Local Traffic Manager (LTM), BIG-IP DNS and Link Controller; new products, such as Advanced Firewall Manager (AFM), Carrier Grade Network Address Translation (CGNAT) and Policy Enforcement Manager (PEM); and products that incorporate acquired technology, including Application Security Manager (ASM), Application Acceleration Manager (AAM), Access Policy Manager (APM) and our end-user protection services, WebSafe and MobileSafe. All of these products are currently available as integrated software modules on our BIG-IP and VIPRION hardware and as Virtual Editions that run on any standard hypervisor. In addition, we offer online DDoS protection and application security as subscription services on our cloud-based Silverline SaaS platform. We believe this approach addresses the needs of today's evolving hybrid infrastructures and sharply differentiates our products from our competitors’ offerings.
Investing in technology to meet evolving customer needs.
We continue to invest in research and development efforts that leverage the unique attributes of our TMOS platform to deliver new features and functions that address the complex, changing needs of our customers. Although the bulk of our investment is software development, concurrent development of tightly integrated, high-performance hardware is a key part of our investment strategy. We also look for opportunities to acquire technologies that will enable us to broaden the scope of our offerings and expand into adjacent markets.
Expanding our addressable market.
Since the introduction of TMOS, we have continually expanded our addressable market and the definition of application delivery through the acquisition and development of new technology. In 2003, for example, we entered the market for secure remote access through the acquisition of uRoam, Inc. and its FirePass SSL VPN technology that has become the core of our current Access Policy Manager (APM) offering. The following year we entered the web application firewall market with the acquisition of Magnifire Websystems, Inc. and its TrafficShield security appliance, which became the foundation of our Application Security Manager (ASM). In 2013, we introduced Advanced Firewall Manager (AFM), our network firewall, and BIG-IQ Security, a management framework that lets customers administer policies and manage AFM across all of their F5 platforms. In 2013, we also continued to expand our security solution with the acquisition of Versafe, a provider of web anti-fraud, anti-phishing, and anti-malware solutions, and in 2014 we acquired Defense.Net, a cloud-based DDoS protection service that complements our on-premise DDoS solution and is currently available on our Silverline SaaS platform. While each of these products addresses a different segment of the broader security market, they are all integral components of our comprehensive Security offering and tightly integrated with LTM and the other features and functions available on our products. As a result of this strategy and our development and acquisition of technology in other related markets such as WAN optimization, Java Script programming, and Diameter signaling and routing, we believe our current addressable market is significantly larger than the ADC market as industry analysts have traditionally defined it.

Continuing to build and expand relationships with strategic technology partners.
Early on, we developed strategic technology partnerships with enterprise software vendors, such as Microsoft, Oracle, VMware and others, who had an established presence in large enterprises. By taking advantage of iControl, our open application programming interface, and iCall, a scripting framework that provides the ability to define data plane events such as threshold breaches and adjust the behavior of our products accordingly, these vendors were able to equip their applications to control our products in the network, enhancing overall application performance. In return, they provided us significant leverage in the selling process by recommending our products to their customers. More recently, we have worked closely with several of these vendors to develop configurations of our products, called iApps, that are specifically designed to simplify deployment and optimize the performance of their applications. These solutions are available as templates which allow quick and easy configuration of our products for specific applications.
Within the past two years, we have developed partnerships with Cisco, HP, Microsoft and VMware to provide integrated application services for their Software Defined Networking (SDN) offerings. In addition, we have established partnerships with Microsoft Azure, VMware vCloud Air, Amazon Web Services and many others to provide cloud-based application services and solutions. We plan to continue building on our existing relationships and to extend our competitive edge by developing new strategic partnerships with other technology leaders.
Leveraging DevCentral, our online community of network architects and developers.
Customization of our TMOS-based products using iRules enhances their “stickiness” by allowing customers to solve problems in both their applications and their networks that would be difficult if not impossible to solve by other means. To promote the use of iRules, we host an online community, DevCentral, where customers and partners discuss and share the ways in which they use iRules to solve problems and enhance the security, performance and availability of applications. A corollary benefit is that many of the iRules solutions posted by DevCentral participants have become standard features in new releases of TMOS. DevCentral also provides a valuable window into our customers’ constantly evolving needs that guide our product development.
F5 Solutions
Our integrated family of TMOS-based network and application services are available as software modules on our purpose-built hardware, as virtual (software-only) editions or VEs that run on standard hypervisors, and as online services on our Silverline SaaS platform. These products function as strategic points of control in IP networks, inspecting, modifying and directing traffic to optimize the security, availability and delivery of applications and data to any user, anywhere, anytime and on any device. Our Traffix Diameter signaling and routing solutions address the complex needs of service providers and complement our TMOS-based products by enabling fast, reliable communications among the elements of their legacy infrastructures and their evolving packet-based 4G/LTE networks and data centers. We believe our products offer the most intelligent services and advanced functionality in the marketplace along with performance and flexibility that enable organizations to simplify management of their IP networks and data center operations by integrating disparate resources to reduce operating costs, enhance productivity and improve service to employees, customers and partners.
Since 2004 we have expanded the breadth of features and functionality we offer well beyond the scope of application delivery networking as it has been traditionally defined. Today, we also offer solutions that include application security, secure remote access, firewall protection, WAN optimization, access policy management, carrier grade network address translation, Diameter signaling policy enforcement, and fraud detection, opening up large opportunities in several adjacent markets.
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
Traffic Management Operating System (TMOS)
Since TMOS was launched, we have added thousands of new features designed to interpret and act on specific content in the traffic passing between users and applications. TMOS includes several features and functions that are unique to our products:

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

•	iRules is a powerful, built-in scripting language that enables users to customize how our products intercept, inspect, transform, and direct inbound or outbound application traffic.

•	ScaleN is a set of three unique capabilities that enhance the flexibility of our products:

◦	Clustered Multiprocessing (CMP) allows customers to cluster and aggregate processors (cores) within BIG-IP appliances or VIPRION chassis products.

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

TMOS includes features that enhance the ability of our products to protect and hide networks and applications from denial-of-service attacks and other types of security threats. Other enhancements include gateway support for software defined networks (SDN) -- both VXLAN and NVGRE -- symmetrical and asymmetrical application acceleration, subscriber and application aware enforcement for service providers, management and orchestration of multiple devices, and improved visibility that allows customers to monitor and record the performance of applications and users. The latest release of TMOS (BIG-IP 12.0) includes major enhancements that make it easier for customers to transition workloads to cloud environments as needed and incorporate technologies like HTTP/2; extend secure authentication, authorization, and accounting (AAA) capabilities to cloud-based, web-based, and virtual applications while centrally managing federated identity functions; strengthen protection against sophisticated, high-volume DDoS threats; enable integrated SSL encryption and visibility to manage security certificates and keys across physical, virtual, and cloud deployments.
Software Modules and Virtual Editions
The features and functions embedded in TMOS, support a family of integrated software services that cover a broad range of application-aware network functions from load-balancing to security. These services are available as software modules designed to run on our purpose-built hardware and as software only Virtual Editions designed to run on any standard hypervisor.

•	Local Traffic Manager (LTM): LTM provides intelligent load-balancing, traffic management and application health checking.

•
BIG-IP DNS (DNS): DNS improves the performance and availability of global applications by intelligently directing users to the closest or best-performing physical, virtual, or cloud environment. In addition, it enhances DNS security by automatically scaling to absorb a rapid increase in queries resulting from a denial-of-service attack and mitigates complex threats from malware and viruses by blocking access to malicious IP domains.

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

•
Advanced Firewall Manager (AFM): AFM is a high-performance network firewall designed to ensure that traffic isn’t interrupted even under the most intense attacks. AFM scales to support millions of concurrent connections per second and uses the flexibility of iRules, sophisticated filtering, immediate blacklisting, and over a hundred built-in threat vectors to identify and mitigate DDoS attacks. We also offer a carrier-class version of AFM designed to meet the rigorous requirements of an S/Gi firewall in service provider networks.

•
Application Security Manager (ASM): ASM is a web application firewall that provides comprehensive, proactive, application-layer protection against both generalized and targeted attacks. Combining a positive security model (“deny all unless allowed”) with signature-based detection, ASM can prevent “day-zero” attacks in addition to known security threats.

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

Cloud-Based Subscription Services

•
Silverline is a SaaS platform that allows customers to subscribe to application services running on our own high-performance, massively-scalable hardware in cloud-based points of presence around the globe. Two services are currently available on Silverline: DDoS protection and Web Application Firewall (WAF). Depending on the level of protection they require, customers can route traffic through Silverline 24/7 or only when an attack is detected. For customers who want to minimize the upfront costs and expense of maintaining on-premise solutions, these services are an easy and affordable alternative. For large enterprises, subscribing to these services in conjunction with our on-premise DDoS solution (AFM) and application firewall (ASM) can provide a first line of defense against attacks before they reach the data center.

Other Subscription Services

•
WebSafe and MobileSafe are software modules that inject code into traffic between a large enterprise, such as a major financial institution, and its online customers or clients. The code is then downloaded transparently onto the client device and provides real-time protection against malware, phishing, and other cyberthreats, including fraud, without any impact to the user experience. WebSafe protects against all web-based threat types, and MobileSafe protects against advanced threats targeting the mobile user.

•
Secure Web Gateway Services is a function of APM that protects enterprises against both inbound and outbound malware. Integrated with cloud-based threat intelligence provided by Websense, Secure Web Gateway enables enterprises to manage user access to websites, as well as to hundreds of web-based applications, protocols, and videos, ensuring adherence to corporate acceptable use policies, and compliance regulations.

•	IP Intelligence uses contextual awareness and analysis of traffic and constantly refreshed data from a global threat-sensor network to block threats from a dynamic set of high-risk IP addresses.
Diameter Signaling and Routing

•
Traffix Signaling Delivery Controller: The Diameter signaling protocol is a de facto standard adopted by service providers to deal with the massive increase in signaling traffic that has accompanied the mobile industry’s transition to 4G/LTE networks. The Traffix Signaling Delivery Controller (SDC) is a software platform consolidating Traffix’s widely deployed Diameter Gateway, Diameter Load Balancer and Diameter Router solutions to deliver cost-effective connectivity, scalability and control to service providers migrating from legacy infrastructures to LTE and IMS networks. Traffix SDC solutions include interoperability of legacy and next-generation networks, mobile and fixed elements, and all third-party vendors.
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
BIG-IP Appliances
Products in our family of BIG-IP Application Delivery Controllers differ primarily in their performance characteristics resulting from the hardware components and configurations that make up each system. Our current line of BIG-IP appliances includes BIG-IP 2000 series, BIG-IP 4000 series, BIG-IP 5000 series, BIG-IP 7000 series, BIG-IP 10000 series and BIG-IP 12000 series.
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

◦
BIG-IQ Orchestrator automates and orchestrates the deployment of application delivery services on F5 products across traditional data centers or public, private, and hybrid cloud infrastructures, enabling customers to deploy and manage application delivery services in a fast, consistent, and repeatable manner, regardless of the underlying infrastructure.

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
Product Development
We believe our future success depends on our ability to maintain technology leadership by continuing to improve our products and by developing new products to meet the changing needs of our customers. Our product development organization, which includes product management and marketing, employs a standard process for the development, documentation and quality control of software and systems that is designed to meet these goals. This process includes working with our business development and marketing teams, customers and partners to identify new or improved solutions that meet the evolving needs of our addressable markets.
Our principal software engineering team is located at our headquarters in Seattle, Washington. Product development for APM and PEM is located in San Jose, California. ASM, Traffix SDC and Versafe product development is located in Tel Aviv, Israel. Our hardware engineering team is located in Spokane, Washington, San Jose and Tel Aviv. In addition, we recently opened a dedicated facility for product testing and quality control in Warsaw, Poland.

Members of all our product development teams collaborate closely with one another to ensure the interoperability and performance of our hardware and software systems. In fiscal year 2015, approximately 93 percent of our product development organization was engaged in software development.
During the fiscal years ended September 30, 2015, 2014 and 2013, we had research and product development expenses of $296.6 million, $263.8 million, and $209.6 million, respectively.
Customers
Our customers include a wide variety of enterprises and service providers among Fortune 1000 and Business Week Global 1000 companies, including those in technology, telecommunications, financial services, transportation, education, manufacturing and healthcare, along with government customers. In fiscal year 2015, sales outside of the Americas represented 42.7% of our net revenues. Refer to Note 9 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our revenues by geographic area.
Sales and Marketing
Sales
We sell our products and services to large enterprise customers and service providers through a variety of channels, including distributors, value-added resellers (VARs) and systems integrators. A substantial amount of our revenue for fiscal year 2015 was derived from these channel sales. Our sales teams work closely with our channel partners and also sell our products and services directly to major accounts.
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
For fiscal year 2015, sales to four of our worldwide distributors, Westcon Group, Inc., Ingram Micro, Inc., Avnet Technology Solutions, and Arrow ECS represented 17.6%, 16.1%, 13.8% and 10.4% of our total revenues, respectively. Our agreements with these distributors are standard, non-exclusive distribution agreements that renew automatically on an annual basis and generally can be terminated by either party with 30 days written notice prior to the start of any renewal term. The agreements grant Westcon Group, Inc., Ingram Micro, Inc., Avnet Technology Solutions, and Arrow ECS the right to distribute our products to resellers, with no minimum purchase requirements.
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
Resellers and Technology Partners. Historically, our ability to compete with much larger companies has been strengthened through partnerships with large systems and software vendors. Currently we partner with Dell and Hewlett-Packard, who resell our products, and with other large technology companies, including Microsoft, Oracle, VMware and Cisco, who recommend our products to their customers. Management of these relationships is the responsibility of our business development team, which closely monitors technology companies in adjacent and complementary markets for opportunities to partner with those whose solutions are complementary to ours and could enable us to expand our addressable market.

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
To support the growing number of developers using our products, including network and application architects, we continue to promote and expand DevCentral, our on-line community website that provides technical resources to customers, prospects and partners wanting to extend and optimize F5 solutions using iRules and iCall. A key aspect of DevCentral is an on-line forum where developers as well as application and network architects discuss and share solutions they have written with iRules and iCall. At the end of fiscal year 2015, DevCentral had more than 223,000 registered members.
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
Backlog
At the end of fiscal years 2015 and 2014, we had product backlog of approximately $38.1 million and $61.6 million, respectively. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers or product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be cancelled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.
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
Within the more narrowly defined traditional ADC market, several companies sell server load-balancing products. These include Brocade Communications Systems, Inc., Citrix Systems, Inc. and a number of smaller competitors: Radware Ltd, A10 Networks, Array Networks, Inc., and Barracuda Networks, Inc.
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
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have obtained 254 patents in the United States, 21 foreign patents and have applications pending for various aspects of our technology. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.
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
Employees
As of September 30, 2015, we had 4,178 full-time employees, including 1,087 in product development, 1,582 in sales and marketing, 1,078 in professional services and technical support and 431 in accounting and finance, administration and operations. None of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.
Executive Officers of the Registrant
The following table sets forth certain information with respect to our executive officers as of November 6, 2015:

Name	Age	Position
Manuel F. Rivelo	51	President, Chief Executive Officer, and Director
John DiLullo	49	Executive Vice President of Worldwide Sales
Kristen Roby Dimlow	52	Executive Vice President of Human Resources
Edward J. Eames	57	Executive Vice President and Chief Operations Officer
Andy Reinland	51	Executive Vice President and Chief Financial Officer
Scot Rogers	48	Executive Vice President and General Counsel
Karl Triebes	48	Executive Vice President of Product Development and Chief Technical Officer
Manuel F. Rivelo has served as our President, Chief Executive Officer and a Director since July 2015. Mr. Rivelo joined F5 as Executive Vice President of Strategic Solutions in October 2011 and was responsible for the Company's Product Management, Marketing, Business and Corporate Development organizations prior to his elevation to President and CEO. Prior to joining F5, Mr. Rivelo served as Senior Vice President - Engineering Operations and Systems for Cisco Systems, Inc. During his 19-year career at Cisco, Mr. Rivelo was a member of the Cisco Development Counsel, the senior leadership team of the Cisco Development Organization. While at Cisco, he also served as head of the worldwide systems engineering organization. His managerial career spans over 25 years in product engineering, strategic planning, business operations, field engineering sales and IT. Mr. Rivelo serves on the Board of Directors of Apollo Group, Inc., one of the world’s largest private education providers. He holds a bachelor’s and master’s degree in Electrical Engineering from the Stevens Institute of Technology.
John DiLullo has served as our Executive Vice President of Worldwide Sales since October 2015. Responsible for F5’s global sales strategy, Mr. DiLullo brings over 25 years of experience in global business, sales, market and channel development, operations, and team management. Prior to joining F5, Mr. DiLullo ran the Worldwide Sales and Services team at Aruba Networks, through their acquisition by Hewlett-Packard. Before this role, he served Avaya Communications in three progressive General Manager roles-first as President of Asia-Pacific, then Latin America and Canada, and ultimately the entire Americas Theater. Before joining Avaya, Mr. DiLullo spent seven years at Cisco Systems, most recently as Vice President of

Channels, and three years at SonicWALL as Vice President of Sales, Channels, and Field Operations. He holds a B.S. from Villanova University and was a Fellow and Ph.D. candidate at Stanford University.
Kristen Roby Dimlow has served as our Executive Vice President of Human Resources since May 2015. Prior to joining F5, Ms. Dimlow was Human Resources General Manager for the Microsoft Devices Group. During her nearly 18 years at Microsoft, Ms. Dimlow also held a number of HR leadership roles including responsibility for the Online Services Division, the Platforms and Services Division, Windows and Core Operating Systems Divisions, and leading Microsoft’s University Staffing function. Additionally, Ms. Dimlow held a number of finance leadership positions at Microsoft including Senior Director Xbox Finance, Windows Client & Server Controller, and Office Controller. Prior to Microsoft, Ms. Dimlow worked for nine years at the Walt Disney Studios most recently as Vice President of Finance for the Disney TeleVentures group. Ms. Dimlow began her career as a financial analyst with General Electric. She brings nearly 30 years’ experience in global business, human resources, staffing, finance, strategy, planning, operations, and project management. Ms. Dimlow holds a BBA from the College of William and Mary.
Edward J. Eames has served as our Executive Vice President and Chief Operations Officer since October 2015. Mr. Eames joined F5 in October 2000 as our Vice President of Professional Services and was promoted to Executive Vice President of Business Operations in January 2001. Prior to joining F5, Mr. Eames served as Vice President of e-Business Services for International Business Machines Corporation from September 1999 to October 2000. From June 1992 to September 1999, Mr. Eames served as the European Services Director and the Worldwide Vice President of Customer Service for Sequent Computer Systems, Inc., a manufacturer of high-end open systems. Mr. Eames holds a Higher National Diploma in Business Studies from Bristol Polytechnic and in 1994 completed the Senior Executive Program at the London Business School.
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
Scot Rogers has served as our Executive Vice President and General Counsel since January 2014. Mr. Rogers has held a variety of positions in F5's legal department since 2005, including most recently as Senior Vice President and Associate General Counsel immediately prior to his promotion to Executive Vice President. From 2002 through 2005, Mr. Rogers was the General Counsel for Xpediate Consulting, a healthcare technology and consulting company located in the San Francisco Bay Area. Prior to becoming a corporate counsel, he spent eight years in private practice as a commercial litigator. Mr. Rogers is a graduate of the University of Texas and holds a J.D. from the Dedman School of Law of Southern Methodist University.
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
Our business could be adversely impacted by conditions affecting the information technology market
A substantial portion of our business depends on the demand for information technology by large enterprise customers and service providers. In addition to the challenges presented by new cloud computing models, we are dependent upon the overall economic health of our current and prospective customers and the continued growth and evolution of the Internet. International, national, regional and local economic conditions, such as recessionary economic cycles, protracted economic slowdown or further deterioration of the economy could adversely impact demand for our products. Demand for our products and services depends substantially upon the general demand for application delivery products and associated services, which fluctuates based on numerous factors, including capital spending levels and growth of our current and prospective customers, as well as general economic conditions. Moreover, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Future economic projections for the information technology sector are uncertain as companies continue to reassess their spending for technology projects and embrace new models for delivery of IT services, such as cloud computing and highly orchestrated software defined networking environments. As a result, spending priorities for our current and future customers may vary and demand for our products and services may be impacted. In addition, customer buying patterns are changing over time and more customers seek to rent software on a subscription basis and to reduce their total cost of ownership. These evolving business models could lead to changes in demand and licensing strategies, which could have a material adverse effect on our business, results of operations and financial condition.
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

•
maintaining the utility, compatibility and performance of our software on the growing array of cloud computing platforms and the enhanced interoperability requirements associated with orchestration of cloud computing environments; and

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
The markets for our products and services are characterized by:

•	rapid technological change;

•	evolving industry standards;

•	consolidation of network and application functions into existing network infrastructure products;

•	requirements that our products interoperate with those of other IT vendors to enable ease of management;

•	fluctuations in customer demand;

•	changes in customer requirements; and

•	frequent new product and service introductions and enhancements.
Our continued success depends on our ability to identify and develop new products and new features for our existing products to meet the demands of these changes, and the acceptance of those products and features by our existing and target customers. In addition, our products must interoperate with our end customers’ IT infrastructure, which often have different specifications, deploy products from multiple vendors, and utilize multiple protocol standards. Our customers’ IT infrastructure is becoming more complex and we may be reliant on orchestration and interoperability with third party vendors on whom we are reliant for testing and support of new product versions and configurations. If we are unable to identify, develop and deploy new products and new product features on a timely basis, our business and results of operations may be harmed.
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
Our success depends on sales and continued innovation of our application delivery networking product lines
For the fiscal year ended September 30, 2015, we derived approximately 98.9% of our net product revenues, or approximately 51.1% of our total net revenues, from sales of our application delivery networking (ADN) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability, performance and security problems for our customers and to expand the addressable market for ADN products with new features and functionality to address these customer problems and new customer IT architectures. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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
Any errors, defects or vulnerabilities in our products or IT systems could result in:

•	expenditures of significant financial and product development resources in efforts to analyze, correct, eliminate, or work-around errors and defects or to address and eliminate vulnerabilities;

•	loss of existing or potential customers or channel partners;

•	negative publicity and damage to our reputation;

•	delayed or lost revenue;

•	delay or failure to attain market acceptance;

•	an increase in warranty claims compared with our historical experience, or an increased cost of servicing warranty claims, either of which would adversely affect our gross margins; and

•	litigation, regulatory inquiries, or investigations that may be costly and harm our reputation.
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
Our failure to adequately protect personal information could have a material adverse effect on our business
A wide variety of local, state, national, and international laws, directives and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. Certain safe-harbor exemptions upon which the Company relies for data transfers have been challenged and may no longer available to us in the future. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance, and business. Changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. The evolving data protection regulatory environment may require significant management attention and financial resources to analyze and modify our IT infrastructure to meet these changing requirements all of which could reduce our operating margins and impact our operating results and financial condition.
Our success depends on our key personnel and our ability to hire, retain and motivate qualified executives, sales and marketing, operations, product development and professional services personnel
Our success depends, in large part, on our ability to attract, engage, retain, and integrate qualified executives and other key employees throughout all areas of our business. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. If we do not obtain the stockholder approval needed to continue granting equity compensation in a competitive manner, our ability to attract, retain, and motivate executives and key employees could be weakened. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. In addition, we recently announced John McAdam's retirement as CEO and the appointment of Manuel Rivelo as CEO effective July 1, 2015. The process of transitioning to a new chief executive could be disruptive to our business and could adversely affect our business and results of operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations. The complexity of our application delivery networking products and their integration into existing networks and ongoing support, as well as the sophistication of our sales and marketing effort, requires us to retain highly trained developers, professional services, customer support and sales personnel. Competition for qualified developers, professional services, customer support and sales personnel in our industry is intense, especially in Silicon Valley and Seattle where we have substantial operations and a need for highly skilled personnel, because of the limited number of people available with the necessary technical skills and understanding of our products. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, that they have violated non-compete obligations to their prior employers, or that their former employers own their inventions or other work product. Our ability to hire and retain these personnel may be adversely affected by volatility or reductions in the price of our common stock or our ability to get approval from shareholders to offer additional common stock to our employees, since these employees are generally granted restricted stock units. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring qualified personnel may harm our business and results of operations.
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
We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business
We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. These channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our indirect sales channel structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, four worldwide distributors of our products accounted for 57.9% of our total net revenue for fiscal year 2015. Three worldwide distributors of our products accounted for 45.9% of our total net revenue for fiscal year 2014. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In the ordinary course of our business, we are involved in disputes and licensing discussions with others regarding their claimed proprietary rights and cannot provide assurance that we will always successfully defend ourselves against such claims and such matters are subject to many uncertainties and outcomes are not predictable with assurance. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. Also, as we have gained greater visibility, market exposure and competitive success, we face a higher risk of being the subject of intellectual property infringement claims. If we are found to infringe the proprietary rights of others, or if we otherwise settle such claims, we could be compelled to pay damages or royalties and either obtain a license to those intellectual property rights or alter our products so that they no longer infringe upon such proprietary rights. Any license could be very expensive to obtain or may not be available at all or may require us to make royalty payments which could adversely affect gross margins in future periods. The actual liability in any such matters may be materially different from our estimate, if any, which could result in the need to adjust the liability and record additional expenses. Similarly, changing our products or processes to avoid infringing upon the rights of others may be costly or impractical. In addition, we have initiated, and may in the future initiate, claims or litigation against third parties for infringement of our proprietary rights, or to determine the scope and validity of our proprietary rights or those of our competitors. Any of these claims, whether claims that we are infringing the proprietary rights of others, or vice versa, with or without merit, may be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to cease using infringing technology, develop non-infringing technology or enter into royalty or licensing agreements. Further, our license agreements typically require us to indemnify our customers, distributors and resellers for infringement actions related to our technology, which could cause us to become involved in infringement claims made against our customers, distributors or resellers. Any of the above-described circumstances relating to intellectual property rights disputes could result in our business and results of operations being harmed.
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
We must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer contracts. We intend to continue expanding into international markets. Sales outside of the Americas represented 42.7% and 43.1% of our net revenues for the fiscal years ended September 30, 2015 and 2014, respectively.
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
We face risks associated with having operations and employees located in Israel
We have offices and employees located in Israel. As a result, political, economic, and military conditions in Israel directly affect our operations. The future of peace efforts between Israel and its Arab neighbors remains uncertain. There has been a significant increase in hostilities and political unrest in Israel in the past year. The effects of these hostilities and violence on the Israeli economy and our operations in Israel are unclear, and we cannot predict the effect on us of further increases in these hostilities or future armed conflict, political instability or violence in the region. In addition, many of our employees in Israel are obligated to perform annual reserve duty in the Israeli military and are subject to being called for active duty under emergency circumstances. We cannot predict the full impact of these conditions on us in the future, particularly if emergency circumstances or an escalation in the political situation occurs. If many of our employees in Israel are called for active duty for a significant period of time, our operations and our business could be disrupted and may not be able to function at full capacity. Current or future tensions and conflicts in the Middle East could adversely affect our business, operating results, financial condition and cash flows.
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
In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include, but are not limited to:

•	fluctuations in demand for our products and services due to changing market conditions, pricing conditions, technology evolution, seasonality, or other changes in the global economic environment;

•	changes or fluctuations in sales and implementation cycles for our products and services;

•	changes in the mix of our products and services, including increases in subscription based offerings;

•	changes in the growth rate of the application delivery market;

•	reduced visibility into our customers’ spending and implementation plans;

•	reductions in customers’ budgets for data center and other IT purchases or delays in these purchases;

•	changes in end-user customer attach rates and renewal rates for our services;

•	fluctuations in our gross margins, including the factors described herein, which may contribute to such fluctuations;

•	our ability to control costs, including operating expenses, the costs of hardware and software components, and other manufacturing costs;

•	our ability to develop, introduce and gain market acceptance of new products, technologies and services, and our success in new and evolving markets;

•	any significant changes in the competitive environment, including the entry of new competitors or the substantial discounting of products or services;

•	the timing and execution of product transitions or new product introductions, and related inventory costs;

•	variations in sales channels, product costs, or mix of products sold;

•	our ability to establish and manage our distribution channels, and the effectiveness of any changes we make to our distribution model;

•	the ability of our contract manufacturers and suppliers to provide component parts, hardware platforms and other products in a timely manner;

•	benefits anticipated from our investments in sales, marketing, product development, manufacturing or other activities;

•	impacts on our overall tax rate caused by any reorganization in our corporate structure;

•	changes in tax laws or regulations, or other accounting rules; and

•	general economic conditions, both domestically and in our foreign markets.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
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
We believe that our existing properties are in good condition and suitable for the conduct of our business. We also lease office space for our product development personnel in Spokane, Washington and Bellevue, Washington, San Jose, California, Louisville, Colorado, Lowell, Massachusetts, Israel, and Poland and for our sales and support personnel in California, Florida, Georgia, Illinois, Missouri, New York, Tennessee, Washington D.C., Argentina, Australia, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Hong Kong, India, Indonesia, Italy, Japan, Malaysia, Mexico, Netherlands, New Zealand, the Philippines, Poland, Russia, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Sweden, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom and Vietnam. We believe that our future growth can be accommodated by our current facilities or by leasing additional space if necessary.

Item 3.	Legal Proceedings
See Note 7 - Commitments and Contingencies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.

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

	Fiscal Year 2015		Fiscal Year 2014
	High	Low	High	Low
First Quarter	$136.11	$106.82	$93.25	$78.14
Second Quarter	$132.99	$108.60	$116.71	$87.47
Third Quarter	$128.08	$111.33	$114.14	$99.26
Fourth Quarter	$135.20	$111.43	$128.30	$108.03
The last reported sales price of our common stock on the Nasdaq Global Select Market on November 2, 2015 was $110.65.
As of November 2, 2015, there were approximately 58 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
Dividend Policy
Our policy has been to retain cash to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.
Unregistered Securities Sold in 2015
We did not sell any unregistered shares of our common stock during the fiscal year 2015.
Issuer Purchases of Equity Securities
On January 21, 2015, we announced that our Board of Directors authorized an additional $750 million for our common stock share repurchase program. This new authorization is incremental to the existing $1.6 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of November 2, 2015, we had repurchased and retired 22,974,465 shares at an average price of $90.37 per share as part of our current repurchase program and we had $473.9 million remaining authorized to purchase shares.

Shares repurchased and retired as of November 2, 2015 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2014 — October 31, 2014	—	$—	—	$330,722
November 1, 2014 — November 30, 2014	559,344	$126.19	559,344	$260,141
December 1, 2014 — December 31, 2014	606,000	$131.02	606,000	$180,743

January 1, 2015 — January 31, 2015	581,205	$113.91	581,205	$864,540
February 1, 2015 — February 28, 2015	803,570	$112.85	803,570	$773,860
March 1, 2015 — March 31, 2015	—	$—	—	$773,860

April 1, 2015 — April 30, 2015	75,000	$122.71	75,000	$764,657
May 1, 2015 — May 31, 2015	667,240	$124.83	667,240	$681,367
June 1, 2015 — June 30, 2015	458,486	$125.43	458,486	$623,861

July 1, 2015 — July 31, 2015	105,000	$128.63	105,000	$610,355
August 1, 2015 — August 31, 2015	818,509	$128.68	818,509	$505,026
September 1, 2015 — September 30, 2015	257,600	$120.96	257,600	$473,867

October 1, 2015 — October 31, 2015	—	$—	—	$473,867
November 1, 2015 — November 2, 2015	—	$—	—	$473,867

Performance Measurement Comparison of Shareholder Return
The following graph compares the annual percentage change in the cumulative total return on shares of our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index for the period commencing September 30, 2010, and ending September 30, 2015.
Comparison of Cumulative Total Return
On Investment Since September 30, 2010*

The Company’s closing stock price on September 30, 2015, the last trading day of the Company’s 2015 fiscal year, was $115.80 per share.

*
Assumes that $100 was invested September 30, 2010 in shares of Common Stock and in each index, and that all dividends were reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Item 6.	Selected Financial Data
The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of September 30, 2015 and 2014 and the consolidated statement of operations data for the years ended September 30, 2015, 2014 and 2013 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this report. The consolidated balance sheet data as of September 30, 2013, 2012 and 2011 and the consolidated statement of operations for the years ended September 30, 2012 and 2011 are derived from our audited consolidated financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Years Ended September 30,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Net revenues
Products	$991,539	$936,130	$798,856	$818,555	$721,975
Services	928,284	795,916	682,458	558,692	429,859
Total	1,919,823	1,732,046	1,481,314	1,377,247	1,151,834
Cost of net revenues
Products	174,225	158,788	129,066	137,102	129,325
Services	158,036	151,171	123,981	99,066	78,679
Total	332,261	309,959	253,047	236,168	208,004
Gross profit	1,587,562	1,422,087	1,228,267	1,141,079	943,830
Operating expenses
Sales and marketing	602,540	558,284	483,041	445,595	370,735
Research and development	296,583	263,792	209,614	177,406	138,910
General and administrative	135,540	106,454	102,401	91,775	83,523
Loss on facility sublease (1)	—	—	2,393	—	—
Total	1,034,663	928,530	797,449	714,776	593,168
Income from operations	552,899	493,557	430,818	426,303	350,662
Other income, net	8,445	3,785	7,274	5,911	10,089
Income before income taxes	561,344	497,342	438,092	432,214	360,751
Provision for income taxes	196,330	186,159	160,778	157,028	119,354
Net income	$365,014	$311,183	$277,314	$275,186	$241,397
Net income per share — basic	$5.07	$4.13	$3.53	$3.48	$2.99
Weighted average shares — basic	71,944	75,395	78,565	79,135	80,658
Net income per share — diluted	$5.03	$4.09	$3.50	$3.45	$2.96
Weighted average shares — diluted	72,547	76,092	79,136	79,780	81,482
Consolidated Balance Sheet Data
Cash, cash equivalents, and short-term investments	$774,342	$645,379	$542,143	$532,151	$542,550
Restricted cash (2)	1,149	798	860	179	162
Long-term investments	397,656	482,917	728,981	662,803	470,203
Total assets	2,312,290	2,184,950	2,230,554	1,911,201	1,568,549
Long-term liabilities	240,439	178,659	140,492	115,772	90,806
Total shareholders’ equity	1,316,728	1,369,310	1,538,712	1,329,400	1,105,436

(1)	Loss on facility sublease expense represents a charge related to the consolidation of certain subleases at our corporate headquarters in Seattle, Washington.

(2)	Restricted cash represents escrow accounts established in connection with lease agreements for our facilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for fiscal year 2015 was primarily due to cash provided by operating activities of $684.5 million, partially offset by $606.9 million of cash used to repurchase outstanding common stock under our share repurchase program. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $60.3 million for fiscal year 2015 were comprised primarily of information technology infrastructure and equipment to support the growth of our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in fiscal 2015 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the fourth quarter of fiscal year 2015 was 50.

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
Stock-Based Compensation. We account for stock-based compensation using the straight-line attribution method for recognizing compensation expense over the requisite service period of the related award. We recognized $145.6 million and $127.2 million of stock-based compensation expense for the years ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was $120.5 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.
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
Common stock repurchase. On January 21, 2015, we announced that our Board of Directors authorized an additional $750 million for our common stock share repurchase program. This new authorization is incremental to the existing $1.6 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of November 2, 2015, we had repurchased and retired 22,974,465 shares at an average price of $90.37 per share as part of our current repurchase program and we had $473.9 million remaining authorized to purchase shares.
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
If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of our reporting unit is less than its carrying amount, the provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. In March 2015, we completed a qualitative assessment of potential impairment indicators and concluded that it was more-likely-than-not that the fair value of our reporting unit exceeded its carrying amount.
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

	Years Ended September 30,
	2015	2014	2013
	(in thousands, except percentages)
Net Revenues
Products	$991,539	$936,130	$798,856
Services	928,284	795,916	682,458
Total	$1,919,823	$1,732,046	$1,481,314
Percentage of net revenues
Products	51.6%	54.0%	53.9%
Services	48.4	46.0	46.1
Total	100.0%	100.0%	100.0%
Net Revenues. Total net revenues increased 10.8% in fiscal year 2015 from fiscal year 2014, compared to an increase of 16.9% in fiscal year 2014 from the prior year. Overall revenue growth for the year ended September 30, 2015 was primarily due to increased service and product revenues as a result of our increased installed base of products and increased demand for our core ADN products. International revenues represented 47.7%, 48.3% and 47.5% of net revenues in fiscal years 2015, 2014 and 2013, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
Net product revenues increased 5.9% in fiscal year 2015 from fiscal year 2014, compared to an increase of 17.2% in fiscal year 2014 from the prior year. The increase of $55.4 million in net product sales for fiscal year 2015 was primarily due to a $62.4 million increase in the volume of sales of our ADN products. The increase of $137.3 million in net product sales for fiscal year 2014 was primarily due to a $130.6 million increase in the volume of sales of our ADN products and a $11.5 million increase in the volume of sales of our Traffix products, partially offset by a $4.7 million reduction in the volume of sales of our ARX file virtualization products. Sales of our ADN products represented 98.9%, 98.1% and 98.7% of total product revenues in fiscal years 2015, 2014 and 2013, respectively.
Net service revenues increased 16.6% in fiscal year 2015 from fiscal year 2014, compared to an increase of 16.6% in fiscal year 2014 from the prior year. The increases in service revenue were the result of increased purchases or renewals of maintenance contracts driven by additions to our installed base of products, as well as growth in sales of consulting services.
Avnet Technology Solutions, one of our worldwide distributors, accounted for 13.8%, 14.0% and 16.6% of our total net revenues in fiscal years 2015, 2014 and 2013, respectively. Ingram Micro, Inc., another worldwide distributor, accounted for 16.1%, 17.4% and 15.7% of our total net revenues in fiscal year 2015, 2014 and 2013, respectively. Westcon Group, Inc., another worldwide distributor, accounted for 17.6%, 14.5% and 11.8% of our total net revenues in fiscal year 2015, 2014 and 2013, respectively. Arrow ECS, another worldwide distributor, accounted for 10.4% of our total net revenues in fiscal year 2015. Westcon and Ingram Micro accounted for 17.2% and 15.8% of our accounts receivable as of September 30, 2015, respectively. Westcon and Ingram Micro accounted for 19.8% and 14.2% of our accounts receivable as of September 30, 2014, respectively. No other distributors accounted for more than 10% of total net revenue or receivables.

	Years Ended September 30,
	2015	2014	2013
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$174,225	$158,788	$129,066
Services	158,036	151,171	123,981
Total	332,261	309,959	253,047
Gross profit	$1,587,562	$1,422,087	$1,228,267
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	17.6%	17.0%	16.2%
Services	17.0	19.0	18.2
Total	17.3	17.9	17.1
Gross profit	82.7%	82.1%	82.9%

Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased to $174.2 million in fiscal year 2015, up 9.7% from the prior year, primarily due to a higher volume of hardware and software sales and increased amortization expense related to acquired technology. Cost of net product revenues also included expenses related to the launch of our subscription-based Silverline service in the first quarter of fiscal year 2015. Cost of net product revenues increased to $158.8 million in fiscal year 2014 from $129.1 million in fiscal year 2013, primarily due to a higher volume of units shipped.
Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. Cost of net service revenues as a percentage of net service revenues decreased to 17.0% in fiscal year 2015 compared to 19.0% in fiscal year 2014, primarily due to increased efficiencies within our customer support organization and increased revenue from maintenance contracts and professional services. Cost of net service revenues as a percentage of net service revenues in fiscal year 2014 increased from 18.2% in fiscal year 2013, primarily due to increased salary and benefits attributed to growth in headcount. Professional services headcount at the end of fiscal year 2015 increased to 1,078 from 945 at the end of fiscal year 2014 and 770 at the end of fiscal year 2013. In addition, cost of net service revenues included stock-based compensation expense of $12.7 million, $12.4 million and $10.0 million for fiscal years 2015, 2014 and 2013, respectively.

	Years Ended September 30,
	2015	2014	2013
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$602,540	$558,284	$483,041
Research and development	296,583	263,792	209,614
General and administrative	135,540	106,454	102,401
Loss on facility sublease	—	—	2,393
Total	$1,034,663	$928,530	$797,449
Operating expenses (as a percentage of net revenue)
Sales and marketing	31.4%	32.3%	32.6%
Research and development	15.4	15.2	14.1
General and administrative	7.1	6.1	6.9
Loss on facility sublease	—	—	0.2
Total	53.9%	53.6%	53.8%
Sales and Marketing. Sales and marketing expenses consist of the salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expense increased 7.9% in fiscal year 2015 from the prior year, as compared to a year over year increase of 15.6% in fiscal year 2014. The increase in sales and marketing expense for fiscal year 2015 was primarily due to increases in commissions and personnel costs of $23.7 million, compared to the prior year. The increases in commissions and personnel costs were driven by growth in sales and marketing employee headcount and increased sales volume for fiscal year 2015 over the prior year. The increase in sales and marketing expense for fiscal year 2015 was also due to an increase of $7.7 million in marketing promotions and initiatives aimed at promoting our brand and creating market awareness of our technology and our offerings. In fiscal year 2014, the increase in sales and marketing expense was primarily due to increases in commissions and personnel costs of $55.5 million, compared to the prior year. The increases in commissions and personnel costs were driven by growth in sales and marketing employee headcount and increased sales volume for fiscal year 2014 over the prior year. Sales and marketing headcount at the end of fiscal 2015 increased to 1,582 from 1,448 at the end of fiscal 2014 and 1,319 at the end of fiscal 2013. Sales and marketing expense included stock-based compensation expense of $56.8 million, $50.1 million and $39.5 million for fiscal years 2015, 2014 and 2013, respectively.
Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expense increased 12.4% in fiscal year 2015, compared to the prior year. The increase in research and development expense for fiscal year 2015 was primarily due to increased personnel costs of $20.7 million, compared to the prior year. In addition, research and development expense included a year over year increase in computer equipment and software costs of $5.3 million primarily related to prototyping and planning for future product releases. In fiscal year 2014, research and development expense increased 25.8%, compared to the prior year. The increase in research and development expense for fiscal year 2014 was primarily due to increased personnel costs of $30.4 million, compared to the prior year. In addition, research and development expense included a year over year increase in computer equipment and software costs of $6.5 million primarily related to prototyping and planning for future product releases. Research and development headcount at the end of fiscal 2015 increased to 1,087 from 1,054 at the end of fiscal 2014 and 920 at the end of fiscal 2013. Research and development expense included stock-based compensation expense of $46.1 million, $43.6 million and $32.7 million for fiscal years 2015, 2014 and 2013, respectively. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expense increased 27.3% in fiscal year 2015, compared to the prior year. The increase in general and administrative expense for fiscal year 2015 was primarily due to an increase in personnel costs of $7.4 million, compared to the prior year, and a $3.0 million tax expense in the first quarter of fiscal 2015. In addition, fees paid to outside consultants for legal, audit and tax services increased $3.2 million for fiscal year 2015, compared to the prior year. In fiscal year 2014, general and administrative expense increased 4.0% compared to the prior year. The increase in general and administrative expense for fiscal year 2014 was primarily due to an increase in personnel costs of $5.2 million, compared to the prior year. General and administrative headcount at the end of fiscal 2015 increased to 431 from 387 at the end of fiscal 2014 and 347 at the end of fiscal 2013. General and administrative expense included stock-based compensation expense of $28.5 million, $19.4 million and $20.9 million for fiscal years 2015, 2014 and 2013, respectively.

	Years Ended September 30,
	2015	2014	2013
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$552,899	$493,557	$430,818
Other income, net	8,445	3,785	7,274
Income before income taxes	561,344	497,342	438,092
Provision for income taxes	196,330	186,159	160,778
Net income	$365,014	$311,183	$277,314
Other income and income taxes (as percentage of net revenue)
Income from operations	28.8%	28.5%	29.1%
Other income, net	0.4	0.2	0.5
Income before income taxes	29.2	28.7	29.6
Provision for income taxes	10.2	10.7	10.9
Net income	19.0%	18.0%	18.7%
Other Income, Net. Other income, net, consists primarily of interest income and foreign currency transaction gains and losses. Other income, net increased 123.1% in fiscal year 2015, as compared to fiscal year 2014 and decreased 48.0% in fiscal year 2014, as compared to fiscal year 2013. Interest income was $5.4 million, $5.7 million and $6.3 million for fiscal years 2015, 2014 and 2013, respectively. The increase in other income, net for fiscal year 2015 was primarily due to $4.0 million in foreign currency gains, compared to the prior year, and a non-recurring charge of $1.0 million related to a legal settlement that occurred in the first quarter of fiscal year 2014. The decrease in other income, net for fiscal year 2014 as compared to fiscal year 2013 was primarily due to $1.7 million in foreign currency losses, compared to the prior year and a $1.0 million charge for a legal settlement in the first quarter of fiscal year 2014.
Provision for Income Taxes. We recorded a 35.0% provision for income taxes for fiscal year 2015, compared to 37.4% for fiscal year 2014 and 36.7% for fiscal year 2013. The decrease in the effective tax rate from fiscal year 2014 to 2015 was primarily due to additional tax benefit recognized during fiscal year 2015 as a result of the reinstatement of the United States Federal Credit for Increasing Research Activities retroactive to January 1, 2014, increase in profitability of certain foreign entities, and a reduction in non-deductible compensation expense.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. The net increase in the valuation allowance of $2.9 million for fiscal year 2015 was primarily related to tax net operating losses incurred in certain foreign jurisdictions, and state tax credit carryforwards. Our net deferred tax assets as of September 30, 2015 and 2014 were $55.7 million and $43.1 million, respectively.

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
Liquidity and Capital Resources
We have funded our operations with our cash balances, cash generated from operations and proceeds from public offerings of our securities.

	Years Ended September 30,
	2015	2014	2013
	(in thousands)
Liquidity and Capital Resources
Cash and cash equivalents and investments	$1,171,998	$1,128,296	$1,271,124
Cash provided by operating activities	684,541	548,992	499,693
Cash (used in) provided by investing activities	(10,699)	150,641	(352,470)
Cash used in financing activities	(556,902)	(604,960)	(166,318)
Cash and cash equivalents, short-term investments and long-term investments totaled $1,172.0 million as of September 30, 2015, compared to $1,128.3 million as of September 30, 2014, representing a increase of $43.7 million. The increase was primarily due to cash provided by operating activities of $684.5 million, partially offset by $606.9 million of cash required for the repurchase of outstanding common stock under our share repurchase program in fiscal 2015. As of September 30, 2015, 17.0% of our cash and cash equivalents and investment balances were outside of the U.S., which may be subject to U.S. taxes if repatriated. The cash and cash equivalents and investment balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. In fiscal year 2014, the decrease to cash and cash equivalents, short-term investments and long-term investments from the prior year was primarily due to $650.5 million of additional cash required for the repurchase of outstanding common stock under our share repurchase program, and cash requirements of $49.4 million for the purchase of Defense.Net in the third fiscal quarter, which was partially offset by cash provided by operating activities of $549.0 million. As of September 30, 2014, 11.4% of our cash and cash equivalents and investment balances were outside of the U.S., which may be subject to U.S. taxes if repatriated.
Cash provided by operating activities during fiscal year 2015 was $684.5 million compared to $549.0 million in fiscal year 2014 and $499.7 million in fiscal year 2013. Cash provided by operating activities resulted primarily from cash generated from net income, after adjusting for non-cash charges such as stock-based compensation, depreciation and amortization charges and changes in operating assets and liabilities.
Cash used in investing activities during fiscal year 2015 was $10.7 million compared to cash provided by investing activities of $150.6 million in fiscal year 2014 and cash used in investing activities of $352.5 million in fiscal year 2013. Cash used in investing activities for fiscal year 2015 was primarily the result of the purchase of investments and capital expenditures related to the expansion of our facilities to support our operations worldwide, partially offset by the sale and maturity of investments. Cash provided by investing activities for fiscal year 2014 was primarily the result of the sale and maturity of investments partially offset by the purchase of investments and capital expenditures related to maintaining our operations worldwide, and $49.4 million for the Defense.Net acquisition. Cash used in investing activities for fiscal year 2013 was primarily the result of the purchase of investments and capital expenditures related to maintaining our operations worldwide and $212.6 million for the acquisitions of LineRate Systems and Versafe, partially offset by the sale and maturity of investments.
Cash used in financing activities was $556.9 million for fiscal year 2015, compared to $605.0 million for fiscal year 2014 and $166.3 million for fiscal year 2013. Cash used in financing activities for fiscal year 2015 included $606.9 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $40.4 million and excess tax benefits related to share-based compensation of $9.5 million. Cash used in financing activities for fiscal year 2014 included $650.5 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $35.3 million and excess tax benefits related to share-based compensation of $10.3 million. Cash used in financing activities for fiscal 2013 included $200.0 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $29.6 million and excess tax benefits related to share-based compensation of $4.1 million.
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
Obligations and Commitments
The following table summarizes our contractual payment obligations and commitments as of September 30, 2015:

	Payment Obligations by Year
	2016	2017	2018	2019	2020	Thereafter	Total
	(in thousands)
Operating leases	$26,447	$24,364	$21,242	$16,798	$16,197	$40,025	$145,073
Purchase obligations	19,281	—	—	—	—	—	19,281
Total	$45,728	$24,364	$21,242	$16,798	$16,197	$40,025	$164,354
We lease our facilities under operating leases that expire at various dates through 2025.
As of September 30, 2015, we had approximately $10.5 million of tax liabilities, including interest and penalties, related to uncertain tax positions (See Note 5 to our Consolidated Financial Statements). Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.
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
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05), which provides guidance on determining whether a cloud computing arrangement contains a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are currently assessing the impact that this updated standard will have on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which changes the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We are currently assessing the impact that this updated standard will have on our consolidated financial statements and footnote disclosures.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio with the exception of U.S. treasury and agency securities, commercial paper and money market funds, which are exempt from size limitation. The policy requires investments in securities that mature in three years or less, with the average maturity being no greater than one and a half years. These securities are subject to interest rate risk and will decrease in value if interest rates increase. A decrease of one percent in the average interest rate would have resulted in a decrease of approximately $5.6 million in our interest income for the fiscal year 2015.

	Maturing in
	Three Months or Less	Three Months to One Year	Greater Than One Year	Total	Fair Value
	(in thousands, except for percentages)
September 30, 2015
Included in cash and cash equivalents	$60,144	$—	$—	$60,144	$60,144
Weighted average interest rate	0.1%	—	—	—	—
Included in short-term investments	$74,744	$309,138	$—	$383,882	$383,882
Weighted average interest rates	0.5%	0.5%	—	—	—
Included in long-term investments	$—	$—	$397,656	$397,656	$397,656
Weighted average interest rate	—	—	0.9%	—	—
September 30, 2014
Included in cash and cash equivalents	$43,618	$—	$—	$43,618	$43,618
Weighted average interest rate	0.1%	—	—	—	—
Included in short-term investments	$70,405	$293,472	$—	$363,877	$363,877
Weighted average interest rates	0.4%	0.5%	—	—	—
Included in long-term investments	$—	$—	$482,917	$482,917	$482,917
Weighted average interest rate	—	—	0.7%	—	—
September 30, 2013
Included in cash and cash equivalents	$13,145	$—	$—	$13,145	$13,145
Weighted average interest rate	0.1%	—	—	—	—
Included in short-term investments	$84,774	$267,676	$—	$352,450	$352,450
Weighted average interest rates	0.7%	0.6%	—	—	—
Included in long-term investments	$—	$—	$728,981	$728,981	$728,981
Weighted average interest rate	—	—	0.5%	—	—
Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 2015 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, as we continue to expand our operations internationally, transaction gains or losses may become significant in the future. We have not engaged in foreign currency hedging to date. However, we may do so in the future.

Item 8.	Financial Statements and Supplementary Data
F5 NETWORKS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of F5 Networks, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of F5 Networks, Inc. and its subsidiaries at September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
Seattle, WA
November 6, 2015

F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2015	2014
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$390,460	$281,502
Short-term investments	383,882	363,877
Accounts receivable, net of allowances of $1,979 and $4,958	279,434	242,242
Inventories	33,717	24,471
Deferred tax assets	50,128	42,290
Other current assets	50,519	44,466
Total current assets	1,188,140	998,848
Property and equipment, net	95,909	66,791
Long-term investments	397,656	482,917
Deferred tax assets	6,492	4,434
Goodwill	555,965	556,957
Other assets, net	68,128	75,003
Total assets	$2,312,290	$2,184,950
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$50,814	$43,772
Accrued liabilities	130,401	108,772
Deferred revenue	573,908	484,437
Total current liabilities	755,123	636,981
Other long-term liabilities	30,136	22,718
Deferred revenue, long-term	209,402	152,312
Deferred tax liabilities	901	3,629
Total long-term liabilities	240,439	178,659
Commitments and contingencies (Note 7)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 70,138 and 73,390 shares issued and outstanding	10,159	15,753
Accumulated other comprehensive loss	(15,288)	(9,584)
Retained earnings	1,321,857	1,363,141
Total shareholders’ equity	1,316,728	1,369,310
Total liabilities and shareholders’ equity	$2,312,290	$2,184,950
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS

	Years Ended September 30,
	2015	2014	2013
	(In thousands, except per share data)
Net revenues
Products	$991,539	$936,130	$798,856
Services	928,284	795,916	682,458
Total	1,919,823	1,732,046	1,481,314
Cost of net revenues
Products	174,225	158,788	129,066
Services	158,036	151,171	123,981
Total	332,261	309,959	253,047
Gross profit	1,587,562	1,422,087	1,228,267
Operating expenses
Sales and marketing	602,540	558,284	483,041
Research and development	296,583	263,792	209,614
General and administrative	135,540	106,454	102,401
Loss on facility sublease	—	—	2,393
Total	1,034,663	928,530	797,449
Income from operations	552,899	493,557	430,818
Other income, net	8,445	3,785	7,274
Income before income taxes	561,344	497,342	438,092
Provision for income taxes	196,330	186,159	160,778
Net income	$365,014	$311,183	$277,314
Net income per share — basic	$5.07	$4.13	$3.53
Weighted average shares — basic	71,944	75,395	78,565
Net income per share — diluted	$5.03	$4.09	$3.50
Weighted average shares — diluted	72,547	76,092	79,136
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2015	2014	2013
	(In thousands)
Net income	$365,014	$311,183	$277,314
Other comprehensive loss:
Foreign currency translation adjustment	(5,997)	(1,997)	(2,407)
Available-for-sale securities:
Unrealized gains (losses) on securities, net of taxes of $(172), $101, and $692 for the years ended September 30, 2015, 2014, and 2013, respectively	379	(26)	(952)
Reclassification adjustment for realized gains included in net income, net of taxes of $50, $86, and $133 for the years ended September 30, 2015, 2014, and 2013, respectively	(86)	(147)	(226)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	293	(173)	(1,178)
Total other comprehensive loss	(5,704)	(2,170)	(3,585)
Comprehensive income	$359,310	$309,013	$273,729
 The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(In thousands)
Balance, September 30, 2012	78,715	$326,922	$(3,829)	$1,006,307	$1,329,400
Exercise of employee stock options	126	1,341	—	—	1,341
Issuance of stock under employee stock purchase plan	422	28,251	—	—	28,251
Issuance of restricted stock	1,094	—	—	—	—
Repurchase of common stock	(2,267)	(200,000)	—	—	(200,000)
Tax benefit from employee stock transactions	—	1,779	—	—	1,779
Stock-based compensation	—	104,212	—	—	104,212
Net income	—	—	—	277,314	277,314
Other comprehensive loss	—	—	(3,585)	—	(3,585)
Balance, September 30, 2013	78,090	$262,505	$(7,414)	$1,283,621	$1,538,712
Exercise of employee stock options	149	1,422	—	—	1,422
Issuance of stock under employee stock purchase plan	516	33,878	—	—	33,878
Issuance of restricted stock	1,228	—	—	—	—
Repurchase of common stock	(6,593)	(418,879)	—	(231,663)	(650,542)
Tax benefit from employee stock transactions	—	9,671	—	—	9,671
Stock-based compensation	—	127,156	—	—	127,156
Net income	—	—	—	311,183	311,183
Other comprehensive loss	—	—	(2,170)	—	(2,170)
Balance, September 30, 2014	73,390	$15,753	$(9,584)	$1,363,141	$1,369,310
Exercise of employee stock options	37	215	—	—	215
Issuance of stock under employee stock purchase plan	411	40,224	—	—	40,224
Issuance of restricted stock	1,232	—	—	—	—
Repurchase of common stock	(4,932)	(200,560)	—	(406,298)	(606,858)
Tax benefit from employee stock transactions	—	8,974	—	—	8,974
Stock-based compensation	—	145,553	—	—	145,553
Net income	—	—	—	365,014	365,014
Other comprehensive loss	—	—	(5,704)	—	(5,704)
Balance, September 30, 2015	70,138	$10,159	$(15,288)	$1,321,857	$1,316,728

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2015	2014	2013
	(In thousands)
Operating activities
Net income	$365,014	$311,183	$277,314
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss (gain) on disposition of assets and investments	282	(195)	(187)
Stock-based compensation	145,553	127,156	104,212
Provisions for doubtful accounts and sales returns	1,488	2,870	1,025
Depreciation and amortization	52,583	46,121	40,005
Deferred income taxes	(12,571)	(3,090)	474
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(38,680)	(40,895)	(18,867)
Inventories	(9,246)	(5,445)	(1,617)
Other current assets	(6,533)	(9,828)	(3,614)
Other assets	569	(2,502)	683
Accounts payable and accrued liabilities	39,521	18,339	16,790
Deferred revenue	146,561	105,278	83,475
Net cash provided by operating activities	684,541	548,992	499,693
Investing activities
Purchases of investments	(609,875)	(515,737)	(938,571)
Maturities of investments	461,327	523,983	613,927
Sales of investments	205,292	214,493	212,011
(Increase) decrease in restricted cash	(357)	59	(612)
Acquisition of intangible assets	(6,779)	—	—
Acquisition of businesses, net of cash acquired	—	(49,439)	(212,642)
Purchases of property and equipment	(60,307)	(22,718)	(26,583)
Net cash (used in) provided by investing activities	(10,699)	150,641	(352,470)
Financing activities
Excess tax benefit from stock-based compensation	9,517	10,283	4,091
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	40,439	35,299	29,591
Repurchase of common stock	(606,858)	(650,542)	(200,000)
Net cash used in financing activities	(556,902)	(604,960)	(166,318)
Net increase (decrease) in cash and cash equivalents	116,940	94,673	(19,095)
Effect of exchange rate changes on cash and cash equivalents	(7,982)	(2,864)	(2,393)
Cash and cash equivalents, beginning of year	281,502	189,693	211,181
Cash and cash equivalents, end of year	$390,460	$281,502	$189,693
Supplemental information
Cash paid for taxes	$189,235	$169,424	$156,833

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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash and cash equivalents in deposits with five major financial institutions, which, at times, exceed federally insured limits. The Company has not experienced any losses on its cash and cash equivalents.
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

Concentration of Credit Risk
The Company extends credit to customers and is therefore subject to credit risk. The Company performs initial and ongoing credit evaluations of its customers’ financial condition and does not require collateral. An allowance for doubtful accounts is recorded to account for potential bad debts. Estimates are used in determining the allowance for doubtful accounts and are based upon an assessment of selected accounts and as a percentage of remaining accounts receivable by aging category. In determining these percentages, the Company evaluates historical write-offs, and current trends in customer credit quality, as well as changes in credit policies. At September 30, 2015, Westcon Group, Inc. and Ingram Micro, Inc. accounted for 17.2% and 15.8% of the Company’s accounts receivable, respectively. At September 30, 2014, Westcon Group, Inc. and Ingram Micro, Inc. accounted for 19.8% and 14.2% of the Company’s accounts receivable, respectively.
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
Inventories consist of the following (in thousands):

	September 30,
	2015	2014
Finished goods	$24,346	$18,046
Raw materials	9,371	6,425
	$33,717	$24,471
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
Property and equipment consist of the following (in thousands):

	September 30,
	2015	2014
Computer equipment	$137,243	$113,290
Office furniture and equipment	17,505	14,325
Leasehold improvements	70,953	57,976
	225,701	185,591
Accumulated depreciation and amortization	(129,792)	(118,800)
	$95,909	$66,791
Depreciation and amortization expense totaled approximately $30.1 million, $24.7 million, and $22.3 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

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
If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the provisions of authoritative guidance require that the Company perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. In March 2015, the Company completed a qualitative assessment of potential impairment indicators and concluded that it was more-likely-than-not that the fair value of its reporting unit exceeded its carrying amount. The Company considered potential impairment indicators of goodwill and acquired intangible assets at September 30, 2015 and noted no indicators of impairment.
Other Assets
Other assets primarily consist of acquired and developed technology, software development costs and customer relationships.
Acquired technology is recorded at cost and amortized over its estimated useful life of five years. The estimated useful life of these assets is assessed and evaluated for reasonableness periodically. Acquired technology of $3.6 million in fiscal year 2014, $15.4 million in fiscal year 2013 and $14.9 million in fiscal year 2012 was recorded in connection with the acquisitions of Defense.Net, Versafe and Traffix Systems, respectively.
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
Amortization expense related to acquired technology, including completed IPR&D, totaled $10.6 million, $7.9 million and $3.8 million during the fiscal years 2015, 2014 and 2013, respectively, and is charged to cost of product revenues.
Software development costs are charged to research and development expense in the period incurred until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of each product. Capitalized software development costs are amortized over the remaining estimated economic life of the product. The establishment of technological feasibility and the ongoing assessment of recoverability of costs require considerable judgment by the Company with respect to certain internal and external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in hardware and software technology. The Company did not capitalize any software development costs in fiscal years 2015, 2014 and 2013. Amortization expense related to capitalized software development was immaterial for fiscal years 2015, 2014, and 2013.
The Company's intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. Amortization expense of all other intangible assets, including customer relationships, patents and trademarks was not material during the fiscal years 2015, 2014 and 2013.
Impairment of Long-Lived Assets
The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated fair value. No impairment of long-lived assets was noted as of and for the year ended September 30, 2015.
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
The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of September 30, 2015, 2014 and 2013 were not considered material.
Research and Development
Research and development expenses consist of salaries and related benefits of product development personnel, prototype materials and expenses related to the development of new and improved products, and an allocation of facilities and depreciation expense. Research and development expenses are reflected in the statements of income as incurred.
Advertising
Advertising costs are expensed as incurred. The Company incurred $4.6 million, $3.6 million and $2.8 million in advertising costs during the fiscal years 2015, 2014 and 2013, respectively.

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
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period of exchange. The net effect of foreign currency gains and losses was not significant during the fiscal years ended September 30, 2015, 2014 and 2013.
Segments
Management has determined that the Company was organized as, and operated in, one reportable operating segment for fiscal year 2015 and prior years: the development, marketing and sale of application delivery networking products that optimize the security, performance and availability of network applications, servers and storage systems.
Stock-Based Compensation
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $145.6 million, $127.2 million and $104.2 million of stock-based compensation expense for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. As of September 30, 2015, there was $120.5 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
The Company issues incentive awards to its employees through stock-based compensation consisting of restricted stock units (RSUs). On October 30, 2015, the Company’s Board of Directors and Compensation Committee approved 1,272,331 RSUs to employees and executive officers pursuant to the Company’s annual equity awards program. The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. No stock options were granted in fiscal year 2015. All stock options granted in fiscal years 2014 and 2013 were assumed as part of the acquisitions of Defense.Net and LineRate Systems, respectively. In determining the fair value of shares issued under the Employee Stock Purchase Plan (ESPP), the Company uses the Black-Scholes option pricing model that employs the following key assumptions.

	Employee Stock Purchase Plan Years Ended September 30,
	2015	2014	2013
Risk-free interest rate	0.17%	0.05%	0.06%
Expected dividend	—	—	—
Expected term	0.5 years	0.5 years	0.5 years
Expected volatility	24.44%	24.44%	42.92%
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
As of September 30, 2015, the following equity grants for executive officers or a portion thereof are outstanding:

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
Common Stock Repurchase
On January 21, 2015, the Company announced that its Board of Directors authorized an additional $750 million for its common stock share repurchase program. This new authorization is incremental to the existing $1.6 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of November 2, 2015, the Company had repurchased and retired 22,974,465 shares at an average price of $90.37 per share as part of its current repurchase program and the Company had $473.9 million remaining authorized to purchase shares.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended September 30,
	2015	2014	2013
Numerator
Net income	$365,014	$311,183	$277,314
Denominator
Weighted average shares outstanding — basic	71,944	75,395	78,565
Dilutive effect of common shares from stock options and restricted stock units	603	697	571
Weighted average shares outstanding — diluted	72,547	76,092	79,136
Basic net income per share	$5.07	$4.13	$3.53
Diluted net income per share	$5.03	$4.09	$3.50

An immaterial amount of common shares potentially issuable from stock options for the years ended September 30, 2015, 2014 and 2013 are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.
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
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which changes the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact that this updated standard will have on its consolidated financial statements and footnote disclosures.
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

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2015, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using			Fair Value at September 30, 2015
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$60,142	$—	$—	$60,142
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	224,693	—	224,693
Available-for-sale securities — municipal bonds and notes	—	39,518	—	39,518
Available-for-sale securities — U.S. government securities	—	58,530	—	58,530
Available-for-sale securities — U.S. government agency securities	—	58,323	—	58,323
Available-for-sale securities — international government securities	—	2,818	—	2,818
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	244,973	—	244,973
Available-for-sale securities — municipal bonds and notes	—	74,505	—	74,505
Available-for-sale securities — U.S. government securities	—	26,089	—	26,089
Available-for-sale securities — U.S. government agency securities	—	52,089	—	52,089
Total	$60,142	$781,538	$—	$841,680

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

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in thousands):

	2015	2014
Balance, beginning of period	$—	$3,036
Total gains realized or unrealized:
Included in other comprehensive income	—	264
Settlements	—	(3,300)
Balance, end of period	$—	$—
Unrealized losses attributable to assets still held as of the end of the period	—	—
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is limited market activity such that the determination of fair value requires significant judgment or estimation.
The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the year ended September 30, 2015, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.
3. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

September 30, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$224,635	$100	$(42)	$224,693
Municipal bonds and notes	39,497	24	(3)	39,518
U.S. government securities	58,499	31	—	58,530
U.S. government agency securities	58,318	10	(5)	58,323
International government securities	2,819	—	(1)	2,818
	$383,768	$165	$(51)	$383,882

September 30, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$205,490	$244	$(36)	$205,698
Municipal bonds and notes	43,398	34	(2)	43,430
U.S. government securities	4,996	10	—	5,006
U.S. government agency securities	109,685	66	(8)	109,743
	$363,569	$354	$(46)	$363,877

Long-term investments consist of the following (in thousands):

September 30, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$245,224	$152	$(403)	$244,973
Municipal bonds and notes	74,349	169	(13)	74,505
U.S. government securities	26,075	15	(1)	26,089
U.S. government agency securities	52,042	47	—	52,089
	$397,690	$383	$(417)	$397,656

September 30, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$325,896	$208	$(822)	$325,282
Municipal bonds and notes	24,559	31	(8)	24,582
U.S. government securities	7,377	30	—	7,407
U.S. government agency securities	123,207	40	(160)	123,087
International government securities	2,568	—	(9)	2,559
	$483,607	$309	$(999)	$482,917

The amortized cost and fair value of fixed maturities at September 30, 2015, by contractual years-to-maturity, are presented below (in thousands):

September 30, 2015	Cost or Amortized Cost	Fair Value
One year or less	$383,768	$383,882
Over one year	397,690	397,656
	$781,458	$781,538
The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2015 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
September 30, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$123,615	$(318)	$61,989	$(127)	$185,604	$(445)
Municipal bonds and notes	12,590	(13)	2,547	(3)	15,137	(16)
U.S. government securities	17,061	(1)	—	—	17,061	(1)
U.S. government agency securities	3,541	(4)	5,001	(1)	8,542	(5)
International government securities	—	—	2,557	(1)	2,557	(1)
Total	$156,807	$(336)	$72,094	$(132)	$228,901	$(468)
The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for fiscal year 2015 were primarily caused by interest rate increases.
The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of September 30, 2015, there were no investments in its portfolio that were other-than-temporarily impaired.

4. Balance Sheet Details
Goodwill
Changes in the carrying amount of goodwill during fiscal years 2015 and 2014 are summarized as follows (in thousands):

Balance, September 30, 2013	$523,727
Acquisition of Defense.Net	39,346
Adjustment to goodwill (1)	(6,116)
Balance, September 30, 2014	556,957
Other	(992)
Balance, September 30, 2015	$555,965

(1)
The Company reduced the carrying amount of goodwill by $6.1 million in the second quarter of fiscal year 2014 to correct the original accounting for a 2007 acquisition, which omitted certain acquired deferred tax assets. The Company reduced goodwill to reflect the additional deferred tax assets obtained at the date of acquisition.

Other Assets
Other assets consist of the following (in thousands):

	September 30,
	2015	2014
Acquired and developed technology and software development costs	$44,528	$55,133
Intangible assets and deposits	22,451	19,072
Restricted cash	1,149	798
	$68,128	$75,003
Amortization expense related to other assets was approximately $13.2 million, $9.5 million, and $4.3 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.
Intangible assets are included in other assets on the balance sheet and consist of the following (in thousands):

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and developed technology and software development costs	$103,031	$(58,503)	$44,528	$103,031	$(47,899)	$55,132
Customer relationships	10,941	(4,602)	6,339	10,941	(3,778)	7,163
Patents and trademarks	9,822	(3,283)	6,539	3,044	(2,587)	457
Trade names	1,173	(627)	546	1,173	(445)	728
Non-compete covenants	2,732	(1,888)	844	2,732	(949)	1,783
	$127,699	$(68,903)	$58,796	$120,921	$(55,658)	$65,263
Estimated amortization expense for intangible assets for the five succeeding fiscal years is as follows (in thousands):

2016	$13,516
2017	10,907
2018	9,507
2019	5,336
2020	4,841
$44,107

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30,
	2015	2014
Payroll and benefits	$90,802	$84,055
Sales and marketing	2,938	2,221
Income tax accruals	12,913	7,546
Other tax accruals	10,378	7,364
Other	13,370	7,586
	$130,401	$108,772
5. Income Taxes
The United States and international components of income before income taxes are as follows (in thousands):

	Years Ended September 30,
	2015	2014	2013
United States	$530,684	$492,577	$431,833
International	30,660	4,765	6,259
	$561,344	$497,342	$438,092
The provision for income taxes (benefit) consists of the following (in thousands):

	Years Ended September 30,
	2015	2014	2013
Current
U.S. federal	$176,074	$164,994	$138,372
State	16,817	15,462	14,322
Foreign	15,446	13,287	6,633
Total	208,337	193,743	159,327
Deferred
U.S. federal	(9,778)	(5,778)	1,310
State	(326)	(83)	(203)
Foreign	(1,903)	(1,723)	344
Total	(12,007)	(7,584)	1,451
	$196,330	$186,159	$160,778
The effective tax rate differs from the U.S. federal statutory rate as follows (in thousands):

	Years Ended September 30,
	2015	2014	2013
Income tax provision at statutory rate	$196,470	$174,070	$153,332
State taxes, net of federal benefit	13,030	12,901	10,944
Foreign operations	(1,386)	5,050	4,786
Research and development and other credits	(10,286)	(6,397)	(10,649)
Domestic manufacturing deduction	(18,236)	(15,514)	(14,047)
Stock-based and other compensation	15,462	14,583	15,286
Other	1,276	1,466	1,126
	$196,330	$186,159	$160,778

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	Years Ended September 30,
	2015	2014
Deferred tax assets
Net operating loss carry-forwards	$8,656	$8,245
Allowance for doubtful accounts	980	1,724
Accrued compensation and benefits	9,403	8,273
Inventories and related reserves	952	1,139
Stock-based compensation	10,572	7,295
Deferred revenue	39,195	30,662
Other accruals and reserves	15,292	13,473
Tax credit carryforwards	3,743	2,852
Depreciation	—	738
	88,793	74,401
Valuation allowance	(10,057)	(7,198)
	78,736	67,203
Deferred tax liabilities
Purchased intangibles and other	(21,659)	(24,108)
Depreciation	(1,358)	—
	(23,017)	(24,108)

Net deferred tax assets	$55,719	$43,095
At September 30, 2015, the Company had foreign net operating loss carry-forwards of approximately $40.3 million that can be carried forward indefinitely. In addition, there are $3.3 million of federal net operating loss carryforwards, the annual utilization of which is limited under Internal Revenue Code Section 382, and will expire in fiscal year 2034. Management believes that it is more likely than not that the benefit from certain foreign net operating loss carryforwards and state tax carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance on the deferred tax assets relating to these carryforwards. The net change in the total valuation allowance was an increase of $2.9 million and $1.8 million for the years ended September 30, 2015 and 2014, respectively.
United States income and foreign withholding taxes have not been provided on approximately $78.1 million of undistributed earnings from the Company’s international subsidiaries. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries because the Company currently does not expect to remit those earnings in the foreseeable future. Determination of the amount of unrecognized deferred tax liability related to undistributed earnings of foreign subsidiaries is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
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

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal years 2015, 2014 and 2013:

	2015	2014	2013
Balance, beginning of period	$6,394	$7,302	$5,452
Gross increases related to prior period tax positions	2,704	901	1,231
Gross decreases related to prior period tax positions	(642)	(224)	(142)
Gross increases related to current period tax positions	1,290	1,081	1,957
Decreases relating to settlements with tax authorities	(116)	(2,589)	—
Reductions due to lapses of statute of limitations	(68)	(77)	(1,196)
Balance, end of period	$9,562	$6,394	$7,302
The Company recognizes interest and, if applicable, penalties (not included in the “unrecognized tax benefits” table above) for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense. In the years ended September 30, 2015, 2014 and 2013 the Company recorded approximately $466,000, $5,000 and $244,000, respectively, of interest and penalty expense related to uncertain tax positions. As of September 30, 2015 and 2014, the Company had a cumulative balance of accrued interest and penalties on unrecognized tax positions of $902,000 and $436,000, respectively.
All unrecognized tax benefits, if recognized, would affect the effective tax rate. There is a reasonable possibility that the Company’s unrecognized tax benefits will change within twelve months due to audit settlements or the expiration of statute of limitations, but the Company does not expect the change to be material to the consolidated financial statements.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2011. The Company is currently under audit by various states for fiscal years 2009 through 2014. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore, and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2013 for the United Kingdom, 2009 for Japan, 2010 for Singapore, and 2011 for Australia. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years 2011 and 2012 state income tax returns.
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
1998 Equity Incentive Plan. In November 1998, the Company adopted the 1998 Equity Incentive Plan, or the 1998 Plan, which provided for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses for employees and other service providers. The 1998 Plan expired on November 11, 2008 and no shares remain available for awards under the 1998 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 1998 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. During the fiscal years 2015 and 2014, the Company issued no stock options, stock purchase awards or stock bonuses under this plan. As of September 30, 2015, there were options to purchase 3,000 shares outstanding under the 1998 Plan.
2011 Employee Stock Purchase Plan. In April 2012, the Board of Directors amended and restated the Company’s 1999 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan. A total of 8,000,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than 10,000 shares during an offering period. In addition, no employee may purchase more than $25,000 worth of stock, determined by the fair market value of the shares at the time such option is granted, in one calendar year. The Employee Stock Purchase Plan has been implemented in a series of offering periods, each 6 months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. As of September 30, 2015 there were 2,087,925 shares available for awards under the Employee Stock Purchase Plan.
Acquisition Related Incentive Plans. In connection with the Company’s acquisition of Acopia in the fourth quarter of fiscal year 2007, the Company assumed the Acopia 2001 Stock Incentive Plan, or the Acopia Plan. Unvested options to acquire Acopia’s common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 2,230,703 shares of common stock were reserved for issuance under the Acopia Plan. The plan provided for discretionary grants of non-qualified and incentive stock options, restricted stock awards and other stock-based awards to persons who were employees, officers, directors, consultants or advisors to Acopia on or prior to September 12, 2007. During the fiscal year 2015, the Company issued no stock options or restricted stock units under the Acopia Plan. As of September 30, 2015, there were options to purchase 9,612 shares outstanding and no shares available for awards under the Acopia Plan. The Company terminated the Acopia Plan effective November 1, 2008 and no additional shares may be issued from the Acopia Plan.
In February 2012, the Company adopted the Traffix Acquisition Equity Incentive Plan, or the Traffix Acquisition Plan. The Traffix Acquisition Plan provided for discretionary grants of non-statutory stock options and stock units for employees, directors and consultants of Traffix Communication Systems Ltd. to whom the Company offered employment in connection with the Company’s acquisition of Traffix. A total of 75,000 shares of common stock were reserved for issuance under the Traffix Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Traffix Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2015, the Company issued no stock options or restricted stock units under the Traffix Acquisition Plan. As of September 30, 2015, there were no options outstanding, 7,323 restricted stock units outstanding and no shares available for awards under the Traffix Acquisition Plan. The Company terminated the Traffix Acquisition Plan effective January 3, 2014 and no additional shares may be issued from the Traffix Acquisition Plan.
In connection with the Company’s acquisition of Traffix Systems in the second quarter of fiscal year 2012, the Company assumed the Traffix 2007 Israeli Employee Share Option Plan, or the Traffix Plan. Unvested options to acquire Traffix’s common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 106,829 shares of common stock were reserved for issuance under the Traffix Plan. The plan provided for grants of stock options to persons who were employees, officers, directors, consultants or advisors to Traffix on or prior to February 21, 2012. During the fiscal year 2015, the Company issued no stock options or restricted stock units under the Traffix Plan. As of September 30, 2015, there were options to purchase 4,562 shares outstanding and no shares available for additional awards under the Traffix Plan. The Company terminated the Traffix Plan effective January 3, 2014 and no additional shares may be issued from the Traffix Plan.
In February 2013, the Company adopted the LineRate Acquisition Equity Incentive Plan, or the LineRate Acquisition Plan. The LineRate Acquisition Plan provided for discretionary grants of non-statutory stock options and stock units for employees, directors and consultants of LineRate Systems to whom the Company offered employment in connection with the Company’s acquisition of LineRate Systems. A total of 100,000 shares of common stock were reserved for issuance under the LineRate Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the LineRate Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2015, the Company issued no stock options or restricted stock units under the LineRate Acquisition Plan. As of September 30, 2015, there were no options outstanding, 43,327 restricted stock units outstanding and no shares available for awards under the LineRate Acquisition Plan. The Company terminated the LineRate Acquisition Plan effective January 3, 2014 and no additional shares may be issued from the LineRate Acquisition Plan.
In connection with the Company’s acquisition of LineRate Systems in the second quarter of fiscal year 2013, the Company assumed the LineRate Systems, Inc. Third Amended and Restated 2009 Equity Incentive Plan, or the LineRate Plan. Unvested options to acquire LineRate Systems' common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 201,478 shares of common stock were reserved for issuance under the LineRate Plan. The plan provided for grants of stock options to persons who were employees, officers, directors, consultants or advisors to LineRate Systems on or prior to February 11, 2013. During the fiscal year 2015, the Company issued no stock options or restricted stock units under the LineRate Plan. As of September 30, 2015, there were options to purchase 8,608 shares outstanding and no shares available for additional awards under the LineRate Plan. The Company terminated the LineRate Plan effective January 3, 2014 and no additional shares may be issued from the LineRate Plan.
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

Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Versafe Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2015, the Company issued no stock options or restricted stock units under the Versafe Acquisition Plan. As of September 30, 2015, there were no options outstanding, 3,808 restricted stock units outstanding and no shares available for awards under the Versafe Acquisition Plan. The Company terminated the Versafe Acquisition Plan effective January 3, 2014 and no additional shares may be issued from the Versafe Acquisition Plan.
In May 2014, the Company adopted the Defense.Net Acquisition Equity Incentive Plan, or the Defense.Net Acquisition Plan. The Defense.Net Acquisition Plan provided for discretionary grants of non-statutory stock options and stock units for employees, directors and consultants of Defense.Net, Inc. to whom the Company offered employment in connection with the Company’s acquisition of Defense.Net. A total of 30,000 shares of common stock were reserved for issuance under the Defense.Net Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Defense.Net Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2015, the Company issued no stock options or restricted stock units under the Defense.Net Acquisition Plan. As of September 30, 2015, there were no options outstanding, 17,250 restricted stock units outstanding and no shares available for awards under the Defense.Net Acquisition Plan. The Company terminated the Defense.Net Acquisition Plan effective January 5, 2015 and no additional shares may be issued from the Defense.Net Acquisition Plan.
In connection with the Company’s acquisition of Defense.Net, Inc. in the third quarter of fiscal year 2014, the Company assumed the Defense.Net, Inc. 2012 Stock Option and Grant Plan, or the Defense.Net Plan. Unvested options to acquire Defense.Net's common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 84,375 shares of common stock were reserved for issuance under the Defense.Net Plan. The plan provided for grants of stock options to persons who were employees, officers, directors, consultants or advisors to Defense.Net, Inc. on or prior to May 22, 2014. During the fiscal year 2015, the Company issued no stock options or restricted stock units under the Defense.Net Plan. As of September 30, 2015, there were options to purchase 6,297 shares outstanding and no shares available for additional awards under the Defense.Net Plan. The Company terminated the Defense.Net Plan effective January 5, 2015 and no additional shares may be issued from the Defense.Net Plan.
2014 Incentive Plan. In March 2014, the Company adopted the 2014 Incentive Plan, or the 2014 Plan, which amended and restated the 2005 Equity Incentive Plan. The 2014 Plan provides for discretionary grants of non-statutory stock options and stock units for employees, including officers, and other service providers. A total of 17,630,000 shares of common stock have been reserved for issuance under the 2014 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 2014 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. During the fiscal year 2015, the Company issued no stock options and 1,400,910 restricted stock units under the 2014 Plan. As of September 30, 2015, there were no options outstanding, 1,373,657 restricted stock units outstanding and 4,553,728 shares available for new awards under the 2014 Plan.
A majority of the restricted stock units the Company grants to its employees vest quarterly over a two-year period. The restricted stock units under all plans were granted during fiscal years 2015, 2014 and 2013 with a per-share weighted average fair value of $124.16, $83.81 and $86.69, respectively. The fair value of restricted stock vested during fiscal years 2015, 2014 and 2013 was $151.4 million, $128.9 million and $97.5 million, respectively.
A summary of restricted stock unit activity under the 2014 Plan is as follows:

	Outstanding Stock Units	Weighted Average Grant Date Fair Value
Balance, September 30, 2014	1,290,782	$88.44
Units granted	1,400,910	124.16
Units vested	(1,178,935)	122.80
Units cancelled	(139,100)	108.09
Balance, September 30, 2015	1,373,657	$113.30

A summary of stock option activity under all of the Company’s plans is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
Balance, September 30, 2014	70,768	$9.53
Options granted	—	—
Options exercised	(37,145)	5.78
Options cancelled	(1,544)	3.36
Balance, September 30, 2015	32,079	$14.18
No stock options were granted in fiscal year 2015. All stock options granted in fiscal year 2014 were assumed as part of the acquisition of Defense.Net in the third fiscal quarter. All stock options granted in fiscal year 2013 were assumed as part of the acquisition of LineRate Systems in the second fiscal quarter.
The total intrinsic value of options exercised during fiscal 2015, 2014 and 2013 was $4.4 million, $14.1 million and $9.8 million, respectively.

	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value(1)
				(In thousands)
Stock options outstanding	32,079	4.84	$14.18	$3,260
Exercisable	20,687	3.45	$20.61	$1,969
Vested and expected to vest	31,550	4.79	$14.37	$3,200

(1)	Aggregate intrinsic value represents the difference between the fair value of the Company’s common stock underlying these options at September 30, 2015 and the related exercise prices.
As of September 30, 2015, equity based awards (including stock options and restricted stock units) are available for future issuance as follows:

Awards Available for Grant
Balance, September 30, 2014	3,619,295
Granted	(1,400,910)
Cancelled	163,284
Additional shares reserved (terminated), net	2,172,059
Balance, September 30, 2015	4,553,728
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

Future minimum operating lease payments, net of sublease income, are as follows (in thousands):

	Gross Lease Payments	Sublease Income	Net Lease Payments
2016	26,447	3,230	23,217
2017	24,364	3,318	21,046
2018	21,242	1,961	19,281
2019	16,798	—	16,798
2020	16,197	—	16,197
Thereafter	40,025	—	40,025
	$145,073	$8,509	$136,564
Rent expense under non-cancelable operating leases amounted to approximately $28.3 million, $28.6 million, and $26.5 million for the fiscal years ended September 30, 2015, 2014, and 2013, respectively.
Purchase Obligations
Purchase obligations are comprised of purchase commitments with the Company’s contract manufacturers. The agreement with the Company’s primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on the Company’s production forecast. The Company is obligated to purchase component inventory that the contract manufacturer procures in accordance with the forecast, unless cancellation is given within applicable lead times. As of September 30, 2015, the Company’s purchase obligations were $19.3 million.
Litigation
On May 1, 2013, Radware, Ltd. and Radware, Inc., filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The Complaint asserts that the Company has infringed U.S. Patent Nos. 6,665,702 and 8,226,319. On July 9, 2013, plaintiffs filed an amended complaint asserting that the Company has also infringed U.S. Patent No. 8,484,374. The Company has answered the Complaint, denying the substantive allegations, and seeks a declaratory judgment that the asserted claims are not infringed and invalid. The Company has also counter-claimed for infringement, alleging that Radware has infringed certain F5 patents. The Court issued a claim construction order on April 18, 2014, and issued a final decision granting the Company summary judgment of non-infringement on the '702 patent. Following fact and expert discovery, both sides moved for summary judgment on various issues. In a summary judgment order dated October 15, 2015, the court, among other things, granted-in-part Radware's partial summary judgment of infringement, granted-in-part Radware's motion for summary judgment regarding certain prior art references, denied the Company's motion for summary judgment of invalidity, granted the Company's motion for summary judgment that Radware is not entitled to lost profits from the Company's accused GTM product, withheld a decision on the Company's motion for summary judgment of certain claims based on a redesign, and denied the Company's motion for summary judgment on willfulness. The parties are currently negotiating a schedule for the remainder of the case, including trial.
In addition to the above matter, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Management believes that the Company has meritorious defenses to the allegations made in its pending cases and intends to vigorously defend these lawsuits; however, the Company is unable currently to determine the ultimate outcome of these or similar matters or the potential exposure to loss, if any. There are many uncertainties associated with any litigation and these actions or other third-party claims against the Company may cause it to incur costly litigation and/or substantial settlement charges that could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.
The Company records an accrual for loss contingencies for legal proceedings when it believes that an unfavorable outcome is both (a) probable and (b) the amount or range of any possible loss is reasonably estimable. The Company has not recorded any accrual for loss contingencies associated with such legal proceedings or the investigations discussed above.
8. Employee Benefit Plans
The Company has a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their compensation. The Company may, at its discretion, match a portion of the employees’ eligible contributions. Contributions by the Company to the plan during the years ended September 30, 2015, 2014, and 2013 were approximately $8.9 million, $7.2 million and $6.4 million, respectively. Contributions made by the Company vest over four years.

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
The following presents revenues by geographic region (in thousands):

	Years Ended September 30,
	2015	2014	2013
Americas:
United States	$1,004,601	$896,010	$777,516
Other	94,906	89,786	74,391
Total Americas	1,099,507	985,796	851,907
EMEA	464,078	404,300	327,109
Japan	88,297	90,131	83,051
Asia Pacific	267,941	251,819	219,247
	$1,919,823	$1,732,046	$1,481,314
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Years Ended September 30,
	2015	2014	2013
Westcon Group, Inc.	17.6%	14.5%	11.8%
Ingram Micro, Inc.	16.1%	17.4%	15.7%
Avnet Technology Solutions	13.8%	14.0%	16.6%
Arrow ECS	10.4%	—	—
No other distributors accounted for more than 10% of total net revenue.

10. Quarterly Results of Operations (Unaudited)
The following presents the Company’s unaudited quarterly results of operations for the eight quarters ended September 30, 2015. The information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. This unaudited information has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that were considered necessary for a fair statement of the Company’s operating results for the quarters presented.

	Three Months Ended
	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013
	(Unaudited and in thousands, except per share data)
Net revenues
Products	$257,719	$248,767	$244,116	$240,937	$255,461	$236,933	$225,135	$218,601
Services	243,582	234,819	228,027	221,856	209,805	203,352	194,908	187,851
Total	501,301	483,586	472,143	462,793	465,266	440,285	420,043	406,452
Cost of net revenues
Products	44,505	44,050	43,600	42,070	43,351	40,387	37,806	37,244
Services	40,153	41,609	38,996	37,278	38,601	39,075	37,856	35,639
Total	84,658	85,659	82,596	79,348	81,952	79,462	75,662	72,883
Gross profit	416,643	397,927	389,547	383,445	383,314	360,823	344,381	333,569
Operating expenses
Sales and marketing	151,653	150,833	151,238	148,816	143,284	139,945	140,252	134,803
Research and development	77,665	74,337	74,521	70,060	65,401	67,026	67,232	64,133
General and administrative	39,726	32,627	30,933	32,254	27,148	27,773	26,033	25,500
Total operating expenses	269,044	257,797	256,692	251,130	235,833	234,744	233,517	224,436
Income from operations	147,599	140,130	132,855	132,315	147,481	126,079	110,864	109,133
Other income, net	1,865	720	3,266	2,594	2,323	1,193	23	246
Income before income taxes	149,464	140,850	136,121	134,909	149,804	127,272	110,887	109,379
Provision for income taxes	52,427	47,678	50,392	45,833	55,783	47,799	41,246	41,331
Net income	$97,037	$93,172	$85,729	$89,076	$94,021	$79,473	$69,641	$68,048
Net income per share — basic	$1.37	$1.30	$1.19	$1.21	$1.27	$1.06	$0.92	$0.88
Weighted average shares — basic	70,679	71,509	72,240	73,350	73,817	74,812	75,508	77,438
Net income per share — diluted	$1.36	$1.29	$1.18	$1.21	$1.26	$1.05	$0.91	$0.87
Weighted average shares — diluted	71,098	71,957	72,711	73,857	74,366	75,369	76,244	77,822

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the results of this assessment and on those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2015.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
During the fourth fiscal quarter, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Certain information required by this item regarding the Company’s directors and executive officers is incorporated herein by reference to the sections entitled “Board of Directors — Nominees and Continuing Directors,” “Corporate Governance — Committees of the Board — Audit Committee” and “— Code of Ethics for Senior Financial Officers” and “— Director Nomination,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement that will be furnished to the SEC no later than January 28, 2016 (the “Proxy Statement”). Additional information regarding the Company’s directors and executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Directors and Executive Officers of the Registrant.”

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

F5 NETWORKS, INC.

By:	/S/ MANUEL RIVELO
Manuel Rivelo
Chief Executive Officer and President
Dated: November 6, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/S/ MANUEL RIVELO	Chief Executive Officer, President, and Director (principal executive officer)	November 6, 2015
Manuel Rivelo

By:	/S/ ANDY REINLAND	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)	November 6, 2015
Andy Reinland

By:	/S/ JOHN MCADAM	Director	November 6, 2015
John McAdam

By:	/S/ A. GARY AMES	Director	November 6, 2015
A. Gary Ames

By:	/S/ SANDRA BERGERON	Director	November 6, 2015
Sandra Bergeron

By:	/S/ DEBORAH L. BEVIER	Director	November 6, 2015
Deborah L. Bevier

By:	/S/ JONATHAN CHADWICK	Director	November 6, 2015
Jonathan Chadwick

By:	/S/ MICHAEL L. DREYER	Director	November 6, 2015
Michael L. Dreyer

By:	/S/ ALAN J. HIGGINSON	Director	November 6, 2015
Alan J. Higginson

By:	/S/ PETER KLEIN	Director	November 6, 2015
Peter Klein

By:	/S/ STEPHEN SMITH	Director	November 6, 2015
Stephen Smith

EXHIBIT INDEX

Exhibit Number		Exhibit Description
2.1	—
Agreement and Plan of Merger dated as of May 31, 2004, by and among the Registrant, Fire5, Inc., a wholly owned subsidiary of the Registrant, MagniFire Websystems, Inc., and Lucent Venture Partners III LLC(1)

2.2	—	Agreement and Plan of Merger, dated September 6, 2005, among the Registrant, Sparrow Acquisition Corp., Swan Labs Corporation and the other parties referred to therein.(2)
2.3	—	Agreement and Plan of Merger, dated August 6, 2007, among the Registrant, Checkmate Acquisition Corp., Acopia Networks, Inc. and Charles River Ventures, LLC.(18)
3.1	—	Second Amended and Restated Articles of Incorporation of the Registrant(3)
3.2	—	Amended and Restated Bylaws of the Registrant(3)
3.3	—	Second Amended and Restated Bylaws of F5 Networks, Inc.(22)
3.4	—	Third Amended and Restated Bylaws of F5 Networks, Inc.(23)
3.5	—	Fourth Amended and Restated Bylaws of F5 Networks, Inc.(31)
4.1	—	Specimen Common Stock Certificate(3)
10.1	—	Amended and Restated Office Lease Agreement dated April 3, 2000, between the Registrant and 401 Elliott West LLC(4)
10.2	—	Sublease Agreement dated March 30, 2001 between the Registrant and Cell Therapeutics, Inc.(5)
10.3	—	uRoam Acquisition Equity Incentive Plan(6) §
10.4	—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(3) §
10.5	—	1998 Equity Incentive Plan, as amended(7) §
10.6	—	Form of Option Agreement under the 1998 Equity Incentive Plan(3) §
10.7	—	Amended and Restated Directors’ Nonqualified Stock Option Plan(3) §
10.8	—	Form of Option Agreement under the Amended and Restated Directors’ Nonqualified Stock Option Plan(3) §
10.9	—	Amended and Restated 1996 Stock Option Plan(3) §
10.10	—	Form of Option Agreement under the Amended and Restated 1996 Stock Option Plan(3) §
10.11	—	1999 Non-Employee Directors’ Stock Option Plan(3) §
10.12	—	Form of Option Agreement under 1999 Non-Employee Directors’ Stock Option Plan(3) §
10.13	—	NonQualified Stock Option Agreement between John McAdam and the Registrant dated July 24, 2000(8) §
10.14	—	2000 Employee Equity Incentive Plan(9) §
10.15	—	Form of Option Agreement under the 2000 Equity Incentive Plan(10) §
10.16	—	NonQualified Stock Option Agreement between M. Thomas Hull and the Registrant dated October 20, 2003(11) §
10.17	—	2011 Employee Stock Purchase Plan(27) §
10.18	—	MagniFire Acquisition Equity Incentive Plan(13) §
10.19	—	NonQualified Stock Option Agreement between Karl Triebes and the Registrant dated August 16, 2004(13) §
10.20	—	Incentive Compensation Plan for Executive Officers(13) §
10.21	—	2005 Equity Incentive Plan(14) §
10.22	—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan (with acceleration upon change of control)(15) §
10.23	—	Form of Restricted Stock Unit agreement under the 2005 Equity Incentive Plan (no acceleration upon change of control)(15) §
10.24	—	Amendment to F5 Networks, Inc. 2005 Equity Incentive Plan Award Agreement, dated March 8, 2006, between the Registrant and John Rodriquez(16) §
10.25	—	Amendment to F5 Networks, Inc. 2005 Equity Incentive Plan Award Agreement, dated March 8, 2006, between the Registrant and Andy Reinland(16) §

Exhibit Number			Exhibit Description
10.27		—	Office Lease Agreement with Selig Real Estate Holdings IIX, L.L.C. dated October 31, 2006(17)
10.28		—	First Amendment to Sublease Agreement dated April 13, 2001 between the Registrant and Cell Therapeutics, Inc.(19)
10.29		—	Second Amendment to Sublease Agreement dated March 6, 2002 between the Registrant and Cell Therapeutics, Inc.(19)
10.30		—	Third Amendment to Sublease Agreement dated as of December 22, 2005 between the Registrant and Cell Therapeutics, Inc.(19)
10.31		—	Assumed Acopia Networks, Inc. 2001 Stock Incentive Plan(20) §
10.32		—	Acopia Acquisition Equity Incentive Plan(20) §
10.33		—	Form of Restricted Stock Unit Agreement under the Acopia Acquisition Equity Incentive Plan (with acceleration upon change of control)(21) §
10.34		—	Form of Restricted Stock Unit Agreement under the Acopia Acquisition Equity Incentive Plan (no acceleration upon change of control)(21) §
10.35		—	Form of Change of Control Agreement between F5 Networks, Inc. and each of John McAdam, John Rodriguez, Karl Triebes, Edward J. Eames, Dan Matte and certain other executive officers(24) §
10.36		—	2005 Equity Incentive Plan, as amended January 2009(25) §
10.37		—	Form of Restricted Stock Unit Agreement under the 2005 Equity Incentive Plan as amended (with acceleration upon change of control) as revised July 2009(26) §
10.38		—	Traffix Communication Systems Ltd. 2007 Israeli Employee Share Option Plan(28) §
10.39		—	Traffix Communication Systems Ltd. Acquisition Equity Incentive Plan(28) §
10.40		—	LineRate Systems, Inc. Third Amended and Restated 2009 Equity Incentive Plan(29) §
10.41		—	LineRate Systems, Inc. Acquisition Equity Incentive Plan(29) §
10.42		—	Versafe Ltd. Acquisition Equity Incentive Plan(30) §
10.43		—	2014 Incentive Plan(32) §
10.44		—	Defense.Net, Inc. 2012 Stock Option and Grant Plan(33) §
10.45		—	Defense.Net Acquisition Equity Incentive Plan(33) §
10.46		—	Form of 2014 Incentive Plan Award Agreement (Accelerated Vesting) as revised November 2014 §
10.47		—	Retirement Agreement between John McAdam and F5 Networks, Inc.(34)
21.1	*	—	Subsidiaries of the Registrant
23.1	*	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	—	XBRL Instance Document
101.SCH	*	—	XBRL Taxonomy Extension Schema Document
101.CAL	*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

§	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Current Report on Form 8-K dated May 31, 2004 and filed with the SEC on June 2, 2004.

(2)	Incorporated by reference from Current Report on Form 8-K dated October 4, 2005 and filed with the SEC on October 5, 2005.

(3)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(6)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-109895.

(7)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-104169.

(8)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2000.

(9)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-51878.

(10)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2001.

(11)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-112022.

(13)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2004.

(14)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(15)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(16)	Incorporated by reference from Current Report on Form 8-K dated March 8, 2006 and filed with the SEC on March 10, 2006.

(17)	Incorporated by reference from Current Report on Form 8-K dated October 31, 2006 and filed with the SEC on November 3, 2006.

(18)	Incorporated by reference from Current Report on Form 8-K dated August 6, 2007 and filed with the SEC on August 8, 2007.

(19)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2006.

(20)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-146195.

(21)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2007.

(22)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2008.

(23)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

(24)	Incorporated by reference from Current Report on Form 8-K dated April 29, 2009 and filed with the SEC on May 4, 2009.

(25)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

(26)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(27)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(28)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-179794.

(29)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-186765.

(30)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-191773.

(31)	Incorporated by reference from Current Report on Form 8-K dated April 11, 2014 and filed with the SEC on April 15, 2014.

(32)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-194620.

(33)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-196405.

(34)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.