Form 10-Q
period 2015-12-31
F5 NETWORKS INC
filed 2016-01-27
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of January 22, 2016 was 68,753,619.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31, 2015	September 30, 2015
ASSETS
Current assets
Cash and cash equivalents	$433,297	$390,460
Short-term investments	358,205	383,882
Accounts receivable, net of allowances of $1,994 and $1,979	279,158	279,434
Inventories	33,571	33,717
Deferred tax assets	52,841	50,128
Other current assets	51,061	50,519
Total current assets	1,208,133	1,188,140
Property and equipment, net	99,946	95,909
Long-term investments	383,479	397,656
Deferred tax assets	664	6,492
Goodwill	555,965	555,965
Other assets, net	67,894	68,128
Total assets	$2,316,081	$2,312,290
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$37,556	$50,814
Accrued liabilities	145,443	130,401
Deferred revenue	619,584	573,908
Total current liabilities	802,583	755,123
Other long-term liabilities	31,100	30,136
Deferred revenue, long-term	217,962	209,402
Deferred tax liabilities	1,908	901
Total long-term liabilities	250,970	240,439
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 68,751 and 70,138 shares issued and outstanding	16,055	10,159
Accumulated other comprehensive loss	(16,510)	(15,288)
Retained earnings	1,262,983	1,321,857
Total shareholders’ equity	1,262,528	1,316,728
Total liabilities and shareholders’ equity	$2,316,081	$2,312,290
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended December 31,
	2015	2014
Net revenues
Products	$234,678	$240,937
Services	254,808	221,856
Total	489,486	462,793
Cost of net revenues
Products	42,651	42,070
Services	43,032	37,278
Total	85,683	79,348
Gross profit	403,803	383,445
Operating expenses
Sales and marketing	157,456	148,816
Research and development	81,145	70,060
General and administrative	34,253	32,254
Total	272,854	251,130
Income from operations	130,949	132,315
Other income, net	1,135	2,594
Income before income taxes	132,084	134,909
Provision for income taxes	42,368	45,833
Net income	$89,716	$89,076
Net income per share — basic	$1.29	$1.21
Weighted average shares — basic	69,554	73,350
Net income per share — diluted	$1.28	$1.21
Weighted average shares — diluted	69,878	73,857
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended December 31,
	2015	2014
Net income	$89,716	$89,076
Other comprehensive loss:
Foreign currency translation adjustment	(96)	(1,965)
Available-for-sale securities:
Unrealized losses on securities, net of taxes of $662 and $288 for the three months ended December 31, 2015 and 2014, respectively	(1,143)	(479)
Reclassification adjustment for realized losses (gains) included in net income, net of taxes of $(10) and $7 for the three months ended December 31, 2015 and 2014, respectively	17	(12)
Net change in unrealized losses on available-for-sale securities, net of tax	(1,126)	(491)
Total other comprehensive loss	(1,222)	(2,456)
Comprehensive income	$88,494	$86,620
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended December 31,
	2015	2014
Operating activities
Net income	$89,716	$89,076
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss on disposition of assets and investments	27	7
Stock-based compensation	38,233	30,625
Provisions for doubtful accounts and sales returns	297	345
Depreciation and amortization	13,763	13,042
Deferred income taxes	4,237	231
Changes in operating assets and liabilities:
Accounts receivable	(22)	(13,967)
Inventories	146	(3,111)
Other current assets	(568)	(120)
Other assets	45	460
Accounts payable and accrued liabilities	3,761	26,286
Deferred revenue	54,236	43,521
Net cash provided by operating activities	203,871	186,395
Investing activities
Purchases of investments	(107,340)	(177,936)
Maturities of investments	95,586	120,982
Sales of investments	47,742	2,693
Decrease in restricted cash	39	43
Acquisition of intangible assets	(3,250)	(1,005)
Purchases of property and equipment	(13,292)	(10,319)
Net cash provided by (used in) investing activities	19,485	(65,542)
Financing activities
Excess tax benefit from stock-based compensation	1,194	2,638
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	18,474	16,573
Repurchase of common stock	(200,035)	(149,980)
Net cash used in financing activities	(180,367)	(130,769)
Net increase (decrease) in cash and cash equivalents	42,989	(9,916)
Effect of exchange rate changes on cash and cash equivalents	(152)	(2,632)
Cash and cash equivalents, beginning of period	390,460	281,502
Cash and cash equivalents, end of period	$433,297	$268,954
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
Basis of Presentation
The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
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
If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the provisions of authoritative guidance require that the Company perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. In March 2015, the Company completed a qualitative assessment of potential impairment indicators and concluded that it was more-likely-than-not that the fair value of its reporting unit exceeded its carrying amount. The Company considered potential impairment indicators of goodwill and acquired intangible assets at December 31, 2015 and noted no indicators of impairment.
Stock-Based Compensation
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $38.2 million and $30.6 million of stock-based compensation expense for the three months ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there was $215.5 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
The Company issues incentive awards to its employees through stock-based compensation consisting of restricted stock units (RSUs). On October 30, 2015, the Company’s Compensation Committee approved 1,272,331 RSUs to employees and executive officers pursuant to the Company’s annual equity awards program. The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant.
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
As of December 31, 2015, the following annual equity grants for executive officers or a portion thereof are outstanding:

Grant Date	RSUs Granted	Vesting Schedule	Vesting Period	Date Fully Vested
November 2, 2015	145,508	Quarterly	4 years	November 1, 2019
November 1, 2014	171,575	Quarterly	4 years	November 1, 2018
November 1, 2013	231,320	Quarterly	4 years	November 1, 2017
November 1, 2012	290,415	Quarterly	4 years	November 1, 2016
The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment.

Common Stock Repurchase
On January 21, 2015, the Company announced that its Board of Directors authorized an additional $750 million for its common stock share repurchase program. This new authorization is incremental to the existing $1.6 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of January 22, 2016, the Company had repurchased and retired 24,862,731 shares at an average price of $91.55 per share as part of its current repurchase program and the Company had $273.8 million remaining authorized to purchase shares.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended December 31,
	2015	2014
Numerator
Net income	$89,716	$89,076
Denominator
Weighted average shares outstanding — basic	69,554	73,350
Dilutive effect of common shares from stock options and restricted stock units	324	507
Weighted average shares outstanding — diluted	69,878	73,857
Basic net income per share	$1.29	$1.21
Diluted net income per share	$1.28	$1.21
An immaterial amount of common shares potentially issuable from stock options for the three months ended December 31, 2015 and 2014, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.
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
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which requires that all deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.
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
The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at December 31, 2015, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2015
Cash equivalents	$99,818	$—	$—	$99,818
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	185,643	—	185,643
Available-for-sale securities — municipal bonds and notes	—	34,167	—	34,167
Available-for-sale securities — U.S. government securities	—	89,860	—	89,860
Available-for-sale securities — U.S. government agency securities	—	45,725	—	45,725
Available-for-sale securities — international government securities	—	2,810	—	2,810
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	230,302	—	230,302
Available-for-sale securities — municipal bonds and notes	—	63,854	—	63,854
Available-for-sale securities — U.S. government securities	—	20,911	—	20,911
Available-for-sale securities — U.S. government agency securities	—	68,412	—	68,412
Total	$99,818	$741,684	$—	$841,502

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2015, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2015
Cash equivalents	$60,142	$—	$—	$60,142
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	224,693	—	224,693
Available-for-sale securities — municipal bonds and notes	—	39,518	—	39,518
Available-for-sale securities — U.S. government securities	—	58,530	—	58,530
Available-for-sale securities — U.S. government agency securities	—	58,323	—	58,323
Available-for-sale securities — international government securities	—	2,818	—	2,818
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	244,973	—	244,973
Available-for-sale securities — municipal bonds and notes	—	74,505	—	74,505
Available-for-sale securities — U.S. government securities	—	26,089	—	26,089
Available-for-sale securities — U.S. government agency securities	—	52,089	—	52,089
Total	$60,142	$781,538	$—	$841,680
The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three months ended December 31, 2015, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.
3. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

December 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$185,855	$4	$(216)	$185,643
Municipal bonds and notes	34,172	8	(13)	34,167
U.S. government securities	89,984	6	(130)	89,860
U.S. government agency securities	45,786	—	(61)	45,725
International government securities	2,816	—	(6)	2,810
	$358,613	$18	$(426)	$358,205

September 30, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$224,635	$100	$(42)	$224,693
Municipal bonds and notes	39,497	24	(3)	39,518
U.S. government securities	58,499	31	—	58,530
U.S. government agency securities	58,318	10	(5)	58,323
International government securities	2,819	—	(1)	2,818
	$383,768	$165	$(51)	$383,882
Long-term investments consist of the following (in thousands):

December 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$231,246	$14	$(958)	$230,302
Municipal bonds and notes	63,907	26	(79)	63,854
U.S. government securities	20,979	—	(68)	20,911
U.S. government agency securities	68,646	5	(239)	68,412
	$384,778	$45	$(1,344)	$383,479

September 30, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$245,224	$152	$(403)	$244,973
Municipal bonds and notes	74,349	169	(13)	74,505
U.S. government securities	26,075	15	(1)	26,089
U.S. government agency securities	52,042	47	—	52,089
	$397,690	$383	$(417)	$397,656
The amortized cost and fair value of fixed maturities at December 31, 2015, by contractual years-to-maturity, are presented below (in thousands):

	Cost or Amortized Cost	Fair Value
One year or less	$358,613	$358,205
Over one year	384,778	383,479
	$743,391	$741,684
The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2015 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$192,447	$(684)	$187,726	$(490)	$380,173	$(1,174)
Municipal bonds and notes	36,617	(53)	29,194	(39)	65,811	(92)
U.S. government securities	103,372	(198)	—	—	103,372	(198)
U.S. government agency securities	80,424	(254)	23,109	(46)	103,533	(300)
International government securities	—	—	2,810	(6)	2,810	(6)
Total	$412,860	$(1,189)	$242,839	$(581)	$655,699	$(1,770)

The Company invests in securities that are rated investment grade or better. The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of December 31, 2015, there were no investments in its portfolio that were other-than-temporarily impaired.
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
Inventories consist of the following (in thousands):

	December 31, 2015	September 30, 2015
Finished goods	$24,744	$24,346
Raw materials	8,827	9,371
	$33,571	$33,717
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of December 31, 2015 and December 31, 2014 were not considered material.
Commitments
As of December 31, 2015, the Company’s principal commitments consisted of obligations outstanding under operating leases. The Company leases its facilities under operating leases that expire at various dates through 2025. There have been no material changes in the Company’s principal lease commitments compared to those discussed in Note 7 to its annual consolidated financial statements.
The Company currently has arrangements with contract manufacturers and other suppliers for the manufacturing of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless it gives notice of order cancellation in advance of applicable lead times. There have been no material changes in the Company's inventory purchase obligations compared to those discussed in Note 7 to its annual consolidated financial statements.
Legal Proceedings
On May 1, 2013, Radware, Ltd. and Radware, Inc., filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The Complaint asserts that the Company has infringed U.S. Patent Nos. 6,665,702 and 8,226,319. On July 9, 2013, plaintiffs filed an amended complaint asserting that the Company has also infringed U.S. Patent No. 8,484,374. The patents relate to devices for ISP load balancing. The Company has answered the

Complaint, denying the substantive allegations, and seeks a declaratory judgment that the asserted claims are invalid. The Company has also counter-claimed for infringement, alleging that Radware has infringed certain F5 patents. The Court issued a claim construction order on April 18, 2014, and issued a final decision granting the Company summary judgment of non-infringement on the '702 patent. Following fact and expert discovery, both sides moved for summary judgment on various issues. In a summary judgment order dated October 15, 2015, the court, among other things, granted-in-part Radware's partial summary judgment of infringement, granted-in-part Radware's motion for summary judgment regarding certain prior art references, denied the Company's motion for summary judgment of invalidity, granted the Company's motion for summary judgment that Radware is not entitled to lost profits from the Company's accused GTM and LTM products, withheld a decision on the Company's motion for summary judgment of certain claims based on a redesign, and denied the Company's motion for summary judgment on willfulness. Radware has moved for the court to reconsider its grant of the Company's summary judgment on Radware's claims for lost profits relating to GTM and LTM. The Company has also renewed its motion that its accused products have not infringed claim 24 of the ‘319 patent since the Company implemented a re-design in January 2015. Radware has narrowed the asserted claims for trial, which is scheduled for February 22, 2016. In light of the Court’s construction of Radware's patent claims, the Company has agreed for purposes of trial that its accused products infringed the patent claims (other than claim 24 of the ‘319 patent which is the subject of a separate motion as mentioned above) before a January 2016 re-design. Both parties have filed motions to limit the introduction of certain evidence at trial that are currently pending.
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
6. Income Taxes
The effective tax rate was 32.1% and 34.0% for the three months ended December 31, 2015 and 2014, respectively.
At December 31, 2015, the Company had $10.8 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements.  The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2011. The Company is currently under audit by various states for fiscal years 2011 through 2014. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2013 for the United Kingdom, 2010 for Japan, 2011 for Singapore, and 2011 for Australia. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years 2011 and 2012 state income tax returns.
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

The following presents revenues by geographic region (in thousands):

	Three months ended December 31,
	2015	2014
Americas:
United States	$239,190	$231,680
Other	27,944	25,648
Total Americas	267,134	257,328
EMEA	127,988	117,066
Japan	22,652	21,719
Asia Pacific	71,712	66,680
	$489,486	$462,793
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended December 31,
	2015	2014
Westcon Group, Inc.	19.7%	17.5%
Ingram Micro, Inc.	14.6%	16.7%
Avnet Technology Solutions	13.9%	13.9%
Arrow ECS	11.0%	11.4%
No other distributors accounted for more than 10% of total net revenue.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:

•
Revenues. The majority of our revenues are derived from sales of our application delivery networking (ADN) products including our BIG-IP appliances and high end VIPRION chassis and related software modules; Local Traffic Manager (LTM), DNS Services (formerly Global Traffic Manager); Advanced Firewall Manager (AFM) and Policy Enforcement Manager (PEM), that leverage the unique performance characteristics of our hardware and software architecture; and products that incorporate acquired technology, including Application Security Manager (ASM) and Access Policy Manager (APM); signaling delivery controller products (SDC); and the WebSafe, MobileSafe, Secure Web Gateway and Silverline DDoS and Application security offerings which are sold to customers on a subscription basis. We also derive revenues from the sales of services including annual maintenance contracts, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

•
Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, Silverline infrastructure, amortization of developed technology and personnel and overhead expenses. Our margins have remained relatively stable; however, factors such as sales price, product and services mix, inventory obsolescence, returns, component price increases and warranty costs could significantly impact our gross margins from quarter to quarter and represent significant indicators we monitor on a regular basis.

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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first three months of fiscal year 2016 was primarily due to cash provided by operating activities of $203.9 million, partially offset by $200.0 million of cash used to repurchase outstanding common stock under our stock repurchase program. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $13.3 million for the first three months of fiscal year 2016 were primarily related to the expansion of our facilities to support our operations worldwide. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased in the first quarter of fiscal year 2016 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the first quarter of fiscal year 2016 was 51.

Summary of Critical Accounting Policies and Estimates
The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that, of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: revenue recognition; reserve for doubtful accounts; reserve for product returns; accounting for income taxes; stock-based compensation; goodwill and intangible assets; and investments. None of these accounting policies and estimates have significantly changed since our annual report on Form 10-K for the year ended September 30, 2015 (Form 10-K). Critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.
Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended December 31,
	2015	2014
	(in thousands, except percentages)
Net Revenues
Products	$234,678	$240,937
Services	254,808	221,856
Total	$489,486	$462,793
Percentage of net revenues
Products	47.9%	52.1%
Services	52.1	47.9
Total	100.0%	100.0%
Net revenues. Total net revenues increased 5.8% for the three months ended December 31, 2015, from the same period in the prior year. Overall revenue growth for the three months ended December 31, 2015 was primarily due to increased service revenues as a result of our increased installed base of products. International revenues represented 51.1% of total net revenues for the three months ended December 31, 2015, compared to 49.9% for the same period in the prior year. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
Net product revenues decreased 2.6% for the three months ended December 31, 2015, from the same period in the prior year. The decrease in net product revenues for the three months ended December 31, 2015 was due to an decrease of $7.6 million in sales of our ADN products from the same period in the prior year. Sales of our ADN products represented 98.6% of product revenues for the three months ended December 31, 2015, compared to 99.2% of product revenues for the three months ended December 31, 2014.
Net service revenues increased 14.9% for the three months ended December 31, 2015, from the same period in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.
Westcon, Ingram Micro, Avnet Technology Solutions and Arrow ECS, four of our worldwide distributors, accounted for 19.7%, 14.6%, 13.9% and 11.0% of our total net revenue for the three months ended December 31, 2015, respectively. Westcon, Ingram Micro, Avnet Technology Solutions and Arrow ECS accounted for 17.5%, 16.7%, 13.9% and 11.4% of our total net revenue for the three months ended December 31, 2014, respectively. Westcon and Arrow ECS accounted for 19.8% and 11.2% of our accounts receivable as of December 31, 2015, respectively. Westcon, Ingram Micro and Arrow ECS accounted for 18.8%, 14.4% and 13.3% of our accounts receivable as of December 31, 2014, respectively. No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended December 31,
	2015	2014
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$42,651	$42,070
Services	43,032	37,278
Total	85,683	79,348
Gross profit	$403,803	$383,445
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	18.2%	17.5%
Services	16.9	16.8
Total	17.5	17.1
Gross profit	82.5%	82.9%
Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues for the three months ended December 31, 2015, remained relatively consistent compared to the same period in the prior year.

Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three months ended December 31, 2015, cost of net service revenues as a percentage of net service revenues was 16.9%, compared to 16.8% for the three months ended December 31, 2014. Professional services headcount at the end of December 2015 increased to 1,107 from 966 at the end of December 2014. In addition, cost of net service revenues included stock-based compensation expense of $4.0 million for the three months ended December 31, 2015, compared to $2.6 million for the same period in the prior year.

	Three months ended December 31,
	2015	2014
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$157,456	$148,816
Research and development	81,145	70,060
General and administrative	34,253	32,254
Total	$272,854	$251,130
Operating expenses (as a percentage of net revenue)
Sales and marketing	32.1%	32.2%
Research and development	16.6	15.1
General and administrative	7.0	7.0
Total	55.7%	54.3%
Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased 5.8% for the three months ended December 31, 2015, from the comparable period in the prior year. The increase in sales and marketing expense was primarily due to an increase of $5.8 million in commissions and personnel costs for the three months ended December 31, 2015, from the comparable period in the prior year. The increased commissions and personnel costs were driven primarily by growth in sales and marketing employee headcount for the corresponding periods. Sales and marketing headcount at the end of December 2015 increased to 1,593 from 1,490 at the end of December 2014. Sales and marketing expense included stock-based compensation expense of $14.9 million for the three months ended December 31, 2015, compared to $12.6 million for the same period in the prior year.
Research and development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 15.8% for the three months ended December 31, 2015, from the comparable period in the prior year. The increase in research and development expense was primarily due to an increase of $7.4 million in personnel costs for the three months ended December 31, 2015, from the comparable period in the prior year. Research and development headcount at the end of December 2015 increased to 1,130 from 1,090 at the end of December 2014. Research and development expense included stock-based compensation expense of $12.8 million for the three months ended December 31, 2015, compared to $10.4 million for the same period in the prior year. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 6.2% for the three months ended December 31, 2015, from the comparable period in the prior year. The increase in general and administrative expense was primarily due to an increase of $1.9 million in personnel costs for the three months ended December 31, 2015, from the comparable period in the prior year. General and administrative headcount at the end of December 2015 increased to 443 from 396 at the end of December 2014. Stock-based compensation expense was $6.1 million for the three months ended December 31, 2015, compared to $4.6 million for the same period in the prior year.

	Three months ended December 31,
	2015	2014
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$130,949	$132,315
Other income, net	1,135	2,594
Income before income taxes	132,084	134,909
Provision for income taxes	42,368	45,833
Net income	$89,716	$89,076
Other income and income taxes (as percentage of net revenue)
Income from operations	26.8%	28.6%
Other income, net	0.2	0.6
Income before income taxes	27.0	29.2
Provision for income taxes	8.7	9.9
Net income	18.3%	19.3%
Other income, net. Other income, net consists primarily of interest income and foreign currency transaction gains and losses. The decrease in other income, net for the three months ended December 31, 2015, from the same period in the prior year was primarily due to $1.8 million in foreign currency losses.
Provision for income taxes. The effective tax rate was 32.1% and 34.0% for the three months ended December 31, 2015 and 2014, respectively. The decrease in the effective tax rate is primarily due to additional tax benefit recognized during the three months ended December 31, 2015 as a result of a permanent extension of the United States Federal Credit for Increasing Research Activities.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at December 31, 2015 and December 31, 2014 were $51.6 million and $43.0 million, respectively. The net deferred tax assets include valuation allowances of $10.8 million and $8.0 million as of December 31, 2015 and December 31, 2014, respectively, which are primarily related to tax net operating losses incurred in certain foreign jurisdictions, and state tax carryforwards.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,175.0 million as of December 31, 2015, compared to $1,172.0 million as of September 30, 2015, representing an increase of $3.0 million. The increase was primarily due to cash provided by operating activities of $203.9 million for the three months ended December 31, 2015, which was partially offset by $200.0 million of cash used for the repurchase of outstanding common stock under our stock repurchase program for the three months ended December 31, 2015. Cash provided by operating activities for the first three months of fiscal year 2016 resulted from net income of $89.7 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.
Cash provided by investing activities was $19.5 million for the three months ended December 31, 2015, compared to cash used in investing activities of $65.5 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions, capital expenditures and changes in restricted cash requirements. The amount of cash provided by investing activities for the three months ended December 31, 2015 was primarily due to the sales and maturity of investments partially offset by purchases of investments and capital expenditures related to the expansion of our facilities to support our operations worldwide.
Cash used in financing activities was $180.4 million for the three months ended December 31, 2015, compared to cash used in financing activities of $130.8 million for the same period in the prior year. Our financing activities for the three months ended December 31, 2015 consisted primarily of cash required for the repurchase of outstanding common stock under our stock repurchase program of $200.0 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $18.5 million.
Obligations and Commitments
As of December 31, 2015, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2025. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. There have been no material changes in our inventory purchase obligations compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
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
Our success depends on sales and continued innovation of our application delivery networking product lines
For the fiscal year ended September 30, 2015 and the three months ended December 31, 2015, we derived approximately 98.9% and 98.6% of our net product revenues, respectively, or approximately 51.1% and 47.3% of our total net revenues, respectively, from sales of our application delivery networking (ADN) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability, performance and security problems for our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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

Our success depends on our key personnel and our ability to hire, retain and motivate qualified executives, sales and marketing, operations, product development and professional services personnel
Our success depends, in large part, on our ability to attract, engage, retain, and integrate qualified executives and other key employees throughout all areas of our business. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. If we do not obtain the stockholder approval needed to continue granting equity compensation in a competitive manner, our ability to attract, retain, and motivate executives and key employees could be weakened. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations. In addition, we recently announced Manual Rivelo's resignation as CEO and the appointment of John McAdam as CEO effective December 13, 2015, who will serve in that position until a successor can be found. The process of transitioning to a new chief executive could be disruptive to our business and could adversely affect our business and results of operations. The complexity of our application delivery networking products and their integration into existing networks and ongoing support, as well as the sophistication of our sales and marketing effort, requires us to retain highly trained developers, professional services, customer support and sales personnel. Competition for qualified developers, professional services, customer support and sales personnel in our industry is intense, especially in Silicon Valley and Seattle where we have substantial operations and a need for highly skilled personnel, because of the limited number of people available with the necessary technical skills and understanding of our products. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, that they have violated non-compete obligations to their prior employers, or that their former employers own their inventions or other work product. Our ability to hire and retain these personnel may be adversely affected by volatility or reductions in the price of our common stock or our ability to get approval from shareholders to offer additional common stock to our employees, since these employees are generally granted restricted stock units. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring qualified personnel may harm our business and results of operations.
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
We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business
We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. These channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our indirect sales channel structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, four worldwide distributors of our products accounted for 57.9% of our total net revenue for fiscal year 2015. Three worldwide distributors of our products accounted for 45.9% of our total net revenue for fiscal year 2014. Four worldwide distributors of our products accounted for 59.2% of our total net revenue for the three months ended December 31, 2015. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
We must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer contracts. We intend to continue expanding into international markets. Sales outside of the Americas represented 42.7% and 43.1% of our net revenues for the fiscal years ended September 30, 2015 and 2014, respectively, and 45.4% for the three months ended December 31, 2015.
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
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of December 31, 2015. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of December 31, 2015, 30.3% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three month period ended December 31, 2015, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2015.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 5 - Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.

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
On January 21, 2015, the Company announced that its Board of Directors authorized an additional $750 million for its common stock share repurchase program. This new authorization is incremental to the existing $1.6 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of January 22, 2016, the Company had repurchased and retired 24,862,731 shares at an average price of  $91.55 per share as part of its current repurchase program and the Company had $273.8 million remaining authorized to purchase shares.
Shares repurchased and retired as of January 22, 2016 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2014 — October 31, 2014	—	$—	—	$330,722
November 1, 2014 — November 30, 2014	559,344	$126.19	559,344	$260,141
December 1, 2014 — December 31, 2014	606,000	$131.02	606,000	$180,743

January 1, 2015 — January 31, 2015	581,205	$113.91	581,205	$864,540
February 1, 2015 — February 28, 2015	803,570	$112.85	803,570	$773,860
March 1, 2015 — March 31, 2015	—	$—	—	$773,860

April 1, 2015 — April 30, 2015	75,000	$122.71	75,000	$764,657
May 1, 2015 — May 31, 2015	667,240	$124.83	667,240	$681,367
June 1, 2015 — June 30, 2015	458,486	$125.43	458,486	$623,861

July 1, 2015 — July 31, 2015	105,000	$128.63	105,000	$610,355
August 1, 2015 — August 31, 2015	818,509	$128.68	818,509	$505,026
September 1, 2015 — September 30, 2015	257,600	$120.96	257,600	$473,867

October 1, 2015 — October 31, 2015	—	$—	—	$473,867
November 1, 2015 — November 30, 2015	1,888,266	$105.94	1,888,266	$273,832
December 1, 2015 — December 31, 2015	—	$—	—	$273,832

January 1, 2016 — January 22, 2016	—	$—	—	$273,832

Item 6.	Exhibits

Exhibit Number		Exhibit Description

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of January, 2016.

F5 NETWORKS, INC.

By:	/s/ ANDY REINLAND
Andy Reinland
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)