Form 10-Q
period 2016-03-31
F5 NETWORKS INC
filed 2016-04-27
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of April 22, 2016 was 66,981,285.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2016	September 30, 2015
ASSETS
Current assets
Cash and cash equivalents	$398,325	$390,460
Short-term investments	376,680	383,882
Accounts receivable, net of allowances of $1,726 and $1,979	266,185	279,434
Inventories	35,179	33,717
Deferred tax assets	50,673	50,128
Other current assets	66,939	50,519
Total current assets	1,193,981	1,188,140
Property and equipment, net	107,545	95,909
Long-term investments	319,287	397,656
Deferred tax assets	680	6,492
Goodwill	555,965	555,965
Other assets, net	64,682	68,128
Total assets	$2,242,140	$2,312,290
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$37,243	$50,814
Accrued liabilities	143,511	130,401
Deferred revenue	619,681	573,908
Total current liabilities	800,435	755,123
Other long-term liabilities	32,190	30,136
Deferred revenue, long-term	222,977	209,402
Deferred tax liabilities	5,544	901
Total long-term liabilities	260,711	240,439
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 66,981 and 70,138 shares issued and outstanding	25,181	10,159
Accumulated other comprehensive loss	(13,558)	(15,288)
Retained earnings	1,169,371	1,321,857
Total shareholders’ equity	1,180,994	1,316,728
Total liabilities and shareholders’ equity	$2,242,140	$2,312,290
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Net revenues
Products	$225,441	$244,116	$460,119	$485,053
Services	258,236	228,027	513,044	449,883
Total	483,677	472,143	973,163	934,936
Cost of net revenues
Products	39,908	43,600	82,559	85,670
Services	42,322	38,996	85,354	76,274
Total	82,230	82,596	167,913	161,944
Gross profit	401,447	389,547	805,250	772,992
Operating expenses
Sales and marketing	156,469	151,238	313,925	300,054
Research and development	86,294	74,521	167,439	144,581
General and administrative	34,803	30,933	69,056	63,187
Litigation expense	8,948	—	8,948	—
Total	286,514	256,692	559,368	507,822
Income from operations	114,933	132,855	245,882	265,170
Other income, net	133	3,266	1,268	5,860
Income before income taxes	115,066	136,121	247,150	271,030
Provision for income taxes	39,651	50,392	82,019	96,225
Net income	$75,415	$85,729	$165,131	$174,805
Net income per share — basic	$1.12	$1.19	$2.41	$2.40
Weighted average shares — basic	67,549	72,240	68,557	72,801
Net income per share — diluted	$1.11	$1.18	$2.40	$2.38
Weighted average shares — diluted	67,804	72,711	68,881	73,326
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Net income	$75,415	$85,729	$165,131	$174,805
Other comprehensive income (loss):
Foreign currency translation adjustment	1,687	(2,233)	1,591	(4,198)
Available-for-sale securities:
Unrealized gains on securities, net of taxes of $(745) and $(616) for the three months ended March 31, 2016 and 2015, respectively, and $(83) and $(328) for the six months ended March 31, 2016 and 2015, respectively	1,266	1,068	123	589
Reclassification adjustment for realized (gains) losses included in net income, net of taxes of $1 and $11 for the three months ended March 31, 2016 and 2015, respectively, and $(9) and $18 for the six months ended March 31, 2016 and 2015, respectively	(2)	(19)	15	(31)
Net change in unrealized gains on available-for-sale securities, net of tax	1,264	1,049	138	558
Total other comprehensive income (loss)	2,951	(1,184)	1,729	(3,640)
Comprehensive income	$78,366	$84,545	$166,860	$171,165
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended March 31,
	2016	2015
Operating activities
Net income	$165,131	$174,805
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss (gain) on disposition of assets and investments	31	(23)
Stock-based compensation	80,006	67,402
Provisions for doubtful accounts and sales returns	522	1,311
Depreciation and amortization	27,847	26,254
Deferred income taxes	7,424	(1,213)
Changes in operating assets and liabilities:
Accounts receivable	12,726	(21,693)
Inventories	(1,462)	(4,872)
Other current assets	(16,302)	(4,792)
Other assets	(126)	478
Accounts payable and accrued liabilities	1,844	7,195
Deferred revenue	59,348	83,839
Net cash provided by operating activities	336,989	328,691
Investing activities
Purchases of investments	(138,925)	(254,819)
Maturities of investments	173,165	251,773
Sales of investments	47,742	79,211
Decrease (increase) in restricted cash	8	(344)
Acquisition of intangible assets	(3,250)	(6,224)
Purchases of property and equipment	(29,793)	(20,502)
Net cash provided by investing activities	48,947	49,095
Financing activities
Excess tax benefit from stock-based compensation	1,378	4,186
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	18,594	16,655
Repurchase of common stock	(400,077)	(306,863)
Net cash used in financing activities	(380,105)	(286,022)
Net increase in cash and cash equivalents	5,831	91,764
Effect of exchange rate changes on cash and cash equivalents	2,034	(5,661)
Cash and cash equivalents, beginning of period	390,460	281,502
Cash and cash equivalents, end of period	$398,325	$367,605
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Summary of Significant Accounting Policies
Description of Business
F5 Networks, Inc. (the “Company”) is the leading developer and provider of software-defined application services. The Company’s core technology is a full-proxy, programmable, highly-scalable software platform called TMOS, which supports a broad array of features and functions designed to ensure that applications delivered over Internet Protocol (IP) networks are secure, fast and available. The Company’s TMOS-based offerings include software products for local and global traffic management, network and application security, access management, web acceleration and a number of other network and application services. These products are available as modules that can run individually or as part of an integrated solution on the Company’s high-performance, scalable, purpose-built BIG-IP appliances and VIPRION chassis-based hardware, or as software-only Virtual Editions. The Company also offers distributed denial-of-service (DDoS) protection, application security and other application services by subscription on its cloud-based Silverline platform. In connection with its products, the Company offers a broad range of support services including consulting, training, installation and maintenance.
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
If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the provisions of authoritative guidance require that the Company perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. In March 2016, the Company completed a qualitative assessment of potential impairment indicators and concluded that it was more-likely-than-not that the fair value of its reporting unit exceeded its carrying amount. The Company considered potential impairment indicators of goodwill and acquired intangible assets at March 31, 2016 and noted no indicators of impairment.
Software Development Costs
The authoritative guidance requires certain internal software development costs related to software to be sold to be capitalized upon the establishment of technological feasibility. The Company's software development costs incurred subsequent to achieving technological feasibility have not been significant, and all software development costs have been expensed as research and development activities as incurred.
Internal Use Software
In accordance with the authoritative guidance, the Company capitalizes application development stage costs associated with the development of new functionality for internal-use software and software developed related to its SaaS-based product offerings. The capitalized costs are then amortized over the estimated useful life of the software, which is generally three to five years, and are included in property and equipment in the accompanying consolidated balance sheets.
Stock-Based Compensation
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $41.8 million and $36.8 million of stock-based compensation expense for the three months ended March 31, 2016 and 2015, respectively, and $80.0 million and $67.4 million for the six months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $182.7 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
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

As of March 31, 2016, the following annual equity grants for executive officers or a portion thereof are outstanding:

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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Numerator
Net income	$75,415	$85,729	$165,131	$174,805
Denominator
Weighted average shares outstanding — basic	67,549	72,240	68,557	72,801
Dilutive effect of common shares from stock options and restricted stock units	255	471	324	525
Weighted average shares outstanding — diluted	67,804	72,711	68,881	73,326
Basic net income per share	$1.12	$1.19	$2.41	$2.40
Diluted net income per share	$1.11	$1.18	$2.40	$2.38
An immaterial amount of common shares potentially issuable from stock options for the three and six months ended March 31, 2016 and 2015, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.
Comprehensive Income
Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains or losses on securities and foreign currency translation adjustments are included in accumulated other comprehensive income or loss.

Recent Accounting Pronouncements
Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. In accordance with the agreed upon delay, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. The Company is currently assessing the impact that this updated standard will have on its consolidated financial statements and footnote disclosures.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for ASU 2016-08 is the same as the effective date for ASU 2014-09. The Company is currently assessing the impact that these updated standards will have on its consolidated financial statements and footnote disclosures.
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (ASU 2016-10), which clarifies the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The effective date for ASU 2016-10 is the same as the effective date for ASU 2014-09. The Company is currently assessing the impact that these updated standards will have on its consolidated financial statements and footnote disclosures.
Other Recent Accounting Pronouncements
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than twelve months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and is required to be applied with a modified retrospective approach. Early adoption is permitted. The Company is currently assessing the impact that this updated standard will have on its consolidated financial statements and footnote disclosures.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact that this updated standard will have on its consolidated financial statements and footnote disclosures.
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

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at March 31, 2016, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2016
Cash equivalents	$46,463	$—	$—	$46,463
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	204,693	—	204,693
Available-for-sale securities — municipal bonds and notes	—	43,066	—	43,066
Available-for-sale securities — U.S. government securities	—	84,508	—	84,508
Available-for-sale securities — U.S. government agency securities	—	41,601	—	41,601
Available-for-sale securities — international government securities	—	2,812	—	2,812
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	179,498	—	179,498
Available-for-sale securities — municipal bonds and notes	—	54,041	—	54,041
Available-for-sale securities — U.S. government securities	—	19,006	—	19,006
Available-for-sale securities — U.S. government agency securities	—	66,742	—	66,742
Total	$46,463	$695,967	$—	$742,430

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
The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three and six months ended March 31, 2016, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.
3. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

March 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$204,720	$75	$(102)	$204,693
Municipal bonds and notes	43,065	10	(9)	43,066
U.S. government securities	84,495	19	(6)	84,508
U.S. government agency securities	41,603	3	(5)	41,601
International government securities	2,813	—	(1)	2,812
	$376,696	$107	$(123)	$376,680

September 30, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$224,635	$100	$(42)	$224,693
Municipal bonds and notes	39,497	24	(3)	39,518
U.S. government securities	58,499	31	—	58,530
U.S. government agency securities	58,318	10	(5)	58,323
International government securities	2,819	—	(1)	2,818
	$383,768	$165	$(51)	$383,882
Long-term investments consist of the following (in thousands):

March 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$179,384	$250	$(136)	$179,498
Municipal bonds and notes	53,924	127	(10)	54,041
U.S. government securities	18,978	28	—	19,006
U.S. government agency securities	66,684	70	(12)	66,742
	$318,970	$475	$(158)	$319,287

September 30, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$245,224	$152	$(403)	$244,973
Municipal bonds and notes	74,349	169	(13)	74,505
U.S. government securities	26,075	15	(1)	26,089
U.S. government agency securities	52,042	47	—	52,089
	$397,690	$383	$(417)	$397,656

The amortized cost and fair value of fixed maturities at March 31, 2016, by contractual years-to-maturity, are presented below (in thousands):

	Cost or Amortized Cost	Fair Value
One year or less	$376,696	$376,680
Over one year	318,970	319,287
	$695,666	$695,967
The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2016 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$108,688	$(161)	$61,082	$(77)	$169,770	$(238)
Municipal bonds and notes	17,479	(7)	13,537	(12)	31,016	(19)
U.S. government securities	46,054	(6)	—	—	46,054	(6)
U.S. government agency securities	36,090	(14)	7,720	(3)	43,810	(17)
International government securities	260	—	2,552	(1)	2,812	(1)
Total	$208,571	$(188)	$84,891	$(93)	$293,462	$(281)
The Company invests in securities that are rated investment grade or better. The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of March 31, 2016, there were no investments in its portfolio that were other-than-temporarily impaired.
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
Inventories consist of the following (in thousands):

	March 31, 2016	September 30, 2015
Finished goods	$25,237	$24,346
Raw materials	9,942	9,371
	$35,179	$33,717
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of March 31, 2016 and March 31, 2015 were not considered material.
Commitments
As of March 31, 2016, the Company’s principal commitments consisted of obligations outstanding under operating leases. The Company leases its facilities under operating leases that expire at various dates through 2025. There have been no material changes in the Company’s principal lease commitments compared to those discussed in Note 7 to its annual consolidated financial statements.
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
Legal Proceedings
On May 1, 2013, Radware, Ltd. and Radware, Inc. (Radware), filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California seeking an unspecified amount of monetary damages, as well as interest, costs, and injunctive relief based upon allegations that the Company infringed three Radware patents related to devices for ISP link load balancing. The Company answered the Complaint, denied the substantive allegations, and sought a declaratory judgment that the asserted claims were invalid. The Company also counter-claimed alleging that Radware infringes certain Company patents and is seeking an unspecified amount of monetary damages, as well as interest, costs, and injunctive relief for Radware’s infringement of its patents. F5 was granted summary judgment of non-infringement of one of Radware’s three patents before trial. Radware’s remaining infringement claims proceeded to trial and on March 15, 2016, the jury returned a verdict finding that F5 had not proven that the asserted patents were invalid, that the Company willfully infringed one of the two patents and awarded Radware $6.4 million in damages against the Company. F5 had previously moved for judgment as a matter of law on Radware’s willfulness claim, and a hearing on that motion is scheduled for May 13, 2016. Radware has not yet filed a post-trial motion, but might seek increased damages and/or attorneys’ fees if the Court does not overturn the willfulness finding.
The Company’s counter-claims against Radware are still pending. In addition, on April 4, 2016, the Company sued Radware, Inc. in the United States District Court for the Western District of Washington accusing Radware products of infringing three additional Company patents. The Company’s complaint seeks a jury trial and an unspecified amount of monetary damages, as well as interest, costs, and injunctive relief.
In addition to the above referenced matters, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Management believes that the Company has meritorious defenses to the allegations made in its pending cases and intends to vigorously defend these lawsuits; however, the Company is unable currently to determine the ultimate outcome of these or similar matters or the potential exposure to loss, if any. There are many uncertainties associated with any litigation and these actions or other third-party claims against the Company may cause it to incur costly litigation and/or substantial settlement charges that could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.
The Company records an accrual for loss contingencies for legal proceedings when it believes that an unfavorable outcome is both (a) probable and (b) the amount or range of any possible loss is reasonably estimable. The Company recorded an accrual related to the Radware litigation mentioned above of $6.4 million for the verdict and $2.5 million for legal fees and other costs associated with the litigation. The Company has not recorded any other accruals for loss contingencies associated with other legal proceedings.
6. Income Taxes
The effective tax rate was 34.5% and 33.2% for the three and six months ended March 31, 2016, respectively, compared to 37.0% and 35.5% for the three and six months ended March 31, 2015, respectively.
At March 31, 2016, the Company had $11.1 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements.  The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2011. The Company is currently under audit by the IRS for fiscal year 2014 and by various states for fiscal years 2011 through 2014. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2013 for the United Kingdom, 2010 for Japan, 2011 for Singapore, and 2012 for Australia. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years 2011 and 2012 state income tax returns.
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
The following presents revenues by geographic region (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Americas:
United States	$242,084	$244,024	$481,274	$475,704
Other	29,795	25,656	57,739	51,304
Total Americas	271,879	269,680	539,013	527,008
EMEA	121,881	113,209	249,869	230,275
Japan	24,659	24,879	47,311	46,598
Asia Pacific	65,258	64,375	136,970	131,055
	$483,677	$472,143	$973,163	$934,936
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Westcon Group, Inc.	18.2%	16.6%	19.0%	17.0%
Ingram Micro, Inc.	15.0%	15.5%	14.8%	16.1%
Avnet Technology Solutions	13.3%	13.5%	13.6%	13.7%
Arrow ECS [1]	—	10.5%	10.3%	11.0%

1. Arrow ECS accounted for under 10% of total net revenue for the three months ended March 31, 2016
No other distributors accounted for more than 10% of total net revenue.

8. Subsequent Events
On April 20, 2016, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $2.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of April 22, 2016, the Company had repurchased and retired 26,976,896 shares at an average price of $91.79 per share as part of its current repurchase program and the Company had $1.1 billion remaining authorized to purchase shares.

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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The decrease in cash and investments for the first six months of fiscal year 2016 was primarily due to cash used to repurchase outstanding common stock under our stock repurchase program of $400.1 million, partially offset by $337.0 million of cash provided by operating activities. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $29.8 million for the first six months of fiscal year 2016 were primarily related to the expansion of our facilities to support our operations worldwide. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased in the second quarter of fiscal year 2016 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the second quarter of fiscal year 2016 was 50.

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

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(in thousands, except percentages)
Net Revenues
Products	$225,441	$244,116	$460,119	$485,053
Services	258,236	228,027	513,044	449,883
Total	$483,677	$472,143	$973,163	$934,936
Percentage of net revenues
Products	46.6%	51.7%	47.3%	51.9%
Services	53.4	48.3	52.7	48.1
Total	100.0%	100.0%	100.0%	100.0%
Net revenues. Total net revenues increased 2.4% and 4.1% for the three and six months ended March 31, 2016, respectively, from the same periods in the prior year. Overall revenue growth for the three and six months ended March 31, 2016 was primarily due to increased service revenues as a result of our increased installed base of products. International revenues represented 49.9% and 50.5% of total net revenues for the three and six months ended March 31, 2016, respectively, compared to 48.3% and 49.1% for the same periods in the prior year, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
Net product revenues decreased 7.7% and 5.1% for the three and six months ended March 31, 2016, respectively, from the same periods in the prior year. The decrease in net product revenues for the three and six months ended March 31, 2016 was due to a decrease of $18.1 million and $25.7 million in sales of our ADN products from the same periods in the prior year, respectively. Sales of our ADN products represented 98.9% and 98.8% of product revenues for the three and six months ended March 31, 2016, respectively, compared to 98.8% and 99.0% of product revenues for the three and six months ended March 31, 2015, respectively.
Net service revenues increased 13.2% and 14.0% for the three and six months ended March 31, 2016, respectively, from the same periods in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.
Westcon, Ingram Micro and Avnet Technology Solutions, three of our worldwide distributors, accounted for 18.2%, 15.0% and 13.3% of our total net revenue for the three months ended March 31, 2016, respectively. Westcon, Ingram Micro, Avnet Technology Solutions and Arrow ECS, four of our worldwide distributors, accounted for 19.0%, 14.8%, 13.6% and 10.3% of our total net revenue for the six months ended March 31, 2016, respectively. Westcon, Ingram Micro, Avnet Technology Solutions and Arrow ECS accounted for 16.6%, 15.5%, 13.5% and 10.5% of our total net revenue for the three months ended March 31, 2015, respectively. Westcon, Ingram Micro, Avnet Technology Solutions and Arrow ECS accounted for 17.0%, 16.1%, 13.7% and 11.0% of our total net revenue for the six months ended March 31, 2015, respectively. Westcon and Ingram Micro accounted for 18.8% and 12.6% of our accounts receivable as of March 31, 2016, respectively. Westcon and Ingram Micro accounted for 18.4% and 11.8% of our accounts receivable as of March 31, 2015, respectively. No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$39,908	$43,600	$82,559	$85,670
Services	42,322	38,996	85,354	76,274
Total	82,230	82,596	167,913	161,944
Gross profit	$401,447	$389,547	$805,250	$772,992
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	17.7%	17.9%	17.9%	17.7%
Services	16.4	17.1	16.6	17.0
Total	17.0	17.5	17.3	17.3
Gross profit	83.0%	82.5%	82.7%	82.7%
Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues decreased 8.5% and 3.6% for the three and six months ended March 31, 2016, respectively, as compared to the same periods in the prior year. The decrease in cost of net product revenues is primarily due to a reduction in the volume of product sales.
Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and six months ended March 31, 2016, cost of net service revenues as a percentage of net service revenues was 16.4% and 16.6%, respectively, compared to 17.1% and 17.0% for the same periods in the prior year, respectively. The decrease in cost of net service revenues as a percentage of net service revenues is primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of March 2016 increased to 1,118 from 1,006 at the end of March 2015. In addition, cost of net service revenues included stock-based compensation expense of $4.3 million and $8.3 million for the three and six months ended March 31, 2016, respectively, compared to $3.4 million and $6.0 million for the same periods in the prior year, respectively.

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$156,469	$151,238	$313,925	$300,054
Research and development	86,294	74,521	167,439	144,581
General and administrative	34,803	30,933	69,056	63,187
Litigation expense	8,948	—	8,948	—
Total	$286,514	$256,692	$559,368	$507,822
Operating expenses (as a percentage of net revenue)
Sales and marketing	32.3%	32.0%	32.3%	32.1%
Research and development	17.8	15.8	17.2	15.5
General and administrative	7.2	6.6	7.1	6.7
Litigation expense	1.9	—	0.9	—
Total	59.2%	54.4%	57.5%	54.3%
Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased 3.5% and 4.6% for the three and six months ended March 31, 2016, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to an increase of $5.9 million and $11.8 million in commissions and personnel costs for the three and six months ended March 31, 2016, respectively, from the comparable periods in the prior year. The increased commissions and personnel costs were driven primarily by growth in sales and marketing employee headcount for the corresponding periods. Sales and marketing headcount at the end of March 2016 increased to 1,594 from 1,524 at the end of March 2015. Sales and marketing expense included stock-based compensation expense of $16.0 million and $30.8 million for the three and six months ended March 31, 2016, respectively, compared to $15.4 million and $28.0 million for the same periods in the prior year, respectively.
Research and development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 15.8% for both the three and six months ended March 31, 2016, from the comparable periods in the prior year. The increase in research and development expense was primarily due to an increase of $8.2 million and $14.1 million in personnel costs for the three and six months ended March 31, 2016, respectively, from the comparable periods in the prior year. Research and development headcount at the end of March 2016 increased to 1,163 from 1,101 at the end of March 2015. Research and development expense included stock-based compensation expense of $13.8 million and $26.6 million for the three and six months ended March 31, 2016, respectively, compared to $12.2 million and $22.6 million for the same periods in the prior year, respectively. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 12.5% and 9.3% for the three and six months ended March 31, 2016, respectively, from the comparable periods in the prior year. The increase in general and administrative expense was primarily due to an increase of $2.6 million and $4.5 million in personnel costs for the three and six months ended March 31, 2016, respectively, from the comparable periods in the prior year. General and administrative headcount at the end of March 2016 increased to 448 from 402 at the end of March 2015. Stock-based compensation expense was $7.2 million and $13.3 million for the three and six months ended March 31, 2016, respectively, compared to $5.4 million and $10.0 million for the same periods in the prior year, respectively.
Litigation expense. In the second quarter of fiscal 2016, we accrued a litigation expense of $8.9 million, which included a patent-related jury verdict for $6.4 million and $2.5 million in legal fees and other costs associated with the litigation.

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$114,933	$132,855	$245,882	$265,170
Other income, net	133	3,266	1,268	5,860
Income before income taxes	115,066	136,121	247,150	271,030
Provision for income taxes	39,651	50,392	82,019	96,225
Net income	$75,415	$85,729	$165,131	$174,805
Other income and income taxes (as percentage of net revenue)
Income from operations	23.8%	28.1%	25.3%	28.4%
Other income, net	—	0.7	0.1	0.6
Income before income taxes	23.8	28.8	25.4	29.0
Provision for income taxes	8.2	10.7	8.4	10.3
Net income	15.6%	18.1%	17.0%	18.7%
Other income, net. Other income, net consists primarily of interest income and foreign currency transaction gains and losses. The decrease in other income, net for the three and six months ended March 31, 2016, from the same periods in the prior year was primarily due to $3.3 million and $5.1 million in foreign currency losses, respectively.
Provision for income taxes. The effective tax rate was 34.5% and 33.2% for the three and six months ended March 31, 2016, respectively, compared to 37.0% and 35.5% for the three and six months ended March 31, 2015, respectively. The decrease in the effective tax rate is primarily due to the impact of foreign income, and the permanent extension of the United States Federal Credit for Increasing Research Activities.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at March 31, 2016 and March 31, 2015 were $45.8 million and $43.4 million, respectively. The net deferred tax assets include valuation allowances of $11.7 million and $8.8 million as of March 31, 2016 and March 31, 2015, respectively, which are primarily related to tax net operating losses incurred in certain foreign jurisdictions, and state tax carryforwards.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,094.3 million as of March 31, 2016, compared to $1,172.0 million as of September 30, 2015, representing a decrease of $77.7 million. The decrease was primarily due to cash used for the repurchase of outstanding common stock under our stock repurchase program of $400.1 million for the six months ended March 31, 2016, which was partially offset by $337.0 million of cash provided by operating activities for the six months ended March 31, 2016. Cash provided by operating activities for the first six months of fiscal year 2016 resulted from net income of $165.1 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.
Cash provided by investing activities was $48.9 million for the six months ended March 31, 2016, compared to cash provided by investing activities of $49.1 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions, capital expenditures and changes in restricted cash requirements. The amount of cash provided by investing activities for the six months ended March 31, 2016 was primarily due to the sales and maturity of investments partially offset by purchases of investments and capital expenditures related to the expansion of our facilities to support our operations worldwide.
Cash used in financing activities was $380.1 million for the six months ended March 31, 2016, compared to cash used in financing activities of $286.0 million for the same period in the prior year. Our financing activities for the six months ended March 31, 2016 consisted primarily of cash required for the repurchase of outstanding common stock under our stock repurchase program of $400.1 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $18.6 million.
Obligations and Commitments
As of March 31, 2016, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2025. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
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
Our success depends on sales and continued innovation of our application delivery networking product lines
For the fiscal year ended September 30, 2015 and the three and six months ended March 31, 2016, we derived approximately 98.9%, 98.9% and 98.8% of our net product revenues, respectively, or approximately 51.1%, 46.1% and 46.7% of our total net revenues, respectively, from sales of our application delivery networking (ADN) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability, performance and security problems for our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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
We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business
We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. These channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our indirect sales channel structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, four worldwide distributors of our products accounted for 57.9% of our total net revenue for fiscal year 2015. Three worldwide distributors of our products accounted for 45.9% of our total net revenue for fiscal year 2014. Three worldwide distributors of our products accounted for 46.5% of our total revenue for the three months ended March 31, 2016. Four worldwide distributors of our products accounted for 57.7% of our total net revenue for the six months ended March 31, 2016. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
We must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer contracts. We intend to continue expanding into international markets. Sales outside of the Americas represented 42.7% and 43.1% of our net revenues for the fiscal years ended September 30, 2015 and 2014, respectively, and 43.8% and 44.6% for the three and six months ended March 31, 2016, respectively.
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
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of March 31, 2016. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of March 31, 2016, 30.4% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the six month period ended March 31, 2016, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2015.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.
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
On January 21, 2015, the Company announced that its Board of Directors authorized an additional $750 million for its common stock share repurchase program. This new authorization is incremental to the existing $1.6 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of April 22, 2016, the Company had repurchased and retired 26,976,896 shares at an average price of  $91.79 per share as part of its current repurchase program and the Company had $1.1 billion remaining authorized to purchase shares.
Shares repurchased and retired as of April 22, 2016 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2014 — October 31, 2014	—	$—	—	$330,722
November 1, 2014 — November 30, 2014	559,344	$126.19	559,344	$260,141
December 1, 2014 — December 31, 2014	606,000	$131.02	606,000	$180,743

January 1, 2015 — January 31, 2015	581,205	$113.91	581,205	$864,540
February 1, 2015 — February 28, 2015	803,570	$112.85	803,570	$773,860
March 1, 2015 — March 31, 2015	—	$—	—	$773,860

April 1, 2015 — April 30, 2015	75,000	$122.71	75,000	$764,657
May 1, 2015 — May 31, 2015	667,240	$124.83	667,240	$681,367
June 1, 2015 — June 30, 2015	458,486	$125.43	458,486	$623,861

July 1, 2015 — July 31, 2015	105,000	$128.63	105,000	$610,355
August 1, 2015 — August 31, 2015	818,509	$128.68	818,509	$505,026
September 1, 2015 — September 30, 2015	257,600	$120.96	257,600	$473,867

October 1, 2015 — October 31, 2015	—	$—	—	$473,867
November 1, 2015 — November 30, 2015	1,888,266	$105.94	1,888,266	$273,832
December 1, 2015 — December 31, 2015	—	$—	—	$273,832

January 1, 2016 — January 31, 2016	1,194,000	$94.57	1,194,000	$160,916
February 1, 2016 — February 29, 2016	920,165	$94.68	920,165	$73,790
March 1, 2016 — March 31, 2016	—	$—	—	$73,790

April 1, 2016 — April 22, 2016	—	$—	—	$1,073,790

Item 6.	Exhibits

Exhibit Number		Exhibit Description

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of April, 2016.

F5 NETWORKS, INC.

By:	/s/ ANDY REINLAND
Andy Reinland
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)