Form 10-Q
period 2016-06-30
F5 NETWORKS INC
filed 2016-07-27
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of July 22, 2016 was 66,204,638.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2016	September 30, 2015
ASSETS
Current assets
Cash and cash equivalents	$429,597	$390,460
Short-term investments	381,111	383,882
Accounts receivable, net of allowances of $1,700 and $1,979	263,249	279,434
Inventories	33,805	33,717
Deferred tax assets	49,460	50,128
Other current assets	50,741	50,519
Total current assets	1,207,963	1,188,140
Property and equipment, net	115,135	95,909
Long-term investments	313,488	397,656
Deferred tax assets	700	6,492
Goodwill	555,965	555,965
Other assets, net	60,532	68,128
Total assets	$2,253,783	$2,312,290
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$37,452	$50,814
Accrued liabilities	135,122	130,401
Deferred revenue	626,836	573,908
Total current liabilities	799,410	755,123
Other long-term liabilities	30,761	30,136
Deferred revenue, long-term	229,332	209,402
Deferred tax liabilities	7,215	901
Total long-term liabilities	267,308	240,439
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 66,204 and 70,138 shares issued and outstanding	9,996	10,159
Accumulated other comprehensive loss	(13,317)	(15,288)
Retained earnings	1,190,386	1,321,857
Total shareholders’ equity	1,187,065	1,316,728
Total liabilities and shareholders’ equity	$2,253,783	$2,312,290
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Net revenues
Products	$231,366	$248,767	$691,485	$733,820
Services	265,156	234,819	778,200	684,702
Total	496,522	483,586	1,469,685	1,418,522
Cost of net revenues
Products	40,474	44,050	123,033	129,720
Services	43,869	41,609	129,223	117,883
Total	84,343	85,659	252,256	247,603
Gross profit	412,179	397,927	1,217,429	1,170,919
Operating expenses
Sales and marketing	156,620	150,833	470,545	450,887
Research and development	83,042	74,337	250,481	218,918
General and administrative	34,182	32,627	103,238	95,814
Litigation expense	(527)	—	8,421	—
Total	273,317	257,797	832,685	765,619
Income from operations	138,862	140,130	384,744	405,300
Other income, net	978	720	2,246	6,580
Income before income taxes	139,840	140,850	386,990	411,880
Provision for income taxes	48,051	47,678	130,070	143,903
Net income	$91,789	$93,172	$256,920	$267,977
Net income per share — basic	$1.37	$1.30	$3.78	$3.70
Weighted average shares — basic	66,851	71,509	67,990	72,370
Net income per share — diluted	$1.37	$1.29	$3.75	$3.67
Weighted average shares — diluted	67,235	71,957	68,429	72,937
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Net income	$91,789	$93,172	$256,920	$267,977
Other comprehensive income (loss):
Foreign currency translation adjustment	(142)	470	1,449	(3,728)
Available-for-sale securities:
Unrealized gains (losses) on securities, net of taxes of $236 and $(321) for the three months ended June 30, 2016 and 2015, respectively, and $310 and $25 for the nine months ended June 30, 2016 and 2015, respectively	393	(546)	516	43
Reclassification adjustment for realized (gains) losses included in net income, net of taxes of $6 and $33 for the three months ended June 30, 2016 and 2015, respectively, and $(3) and $51 for the nine months ended June 30, 2016 and 2015, respectively	(9)	(55)	6	(86)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	384	(601)	522	(43)
Total other comprehensive income (loss)	242	(131)	1,971	(3,771)
Comprehensive income	$92,031	$93,041	$258,891	$264,206
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended June 30,
	2016	2015
Operating activities
Net income	$256,920	$267,977
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss (gain) on disposition of assets and investments	22	(69)
Stock-based compensation	118,443	103,919
Provisions for doubtful accounts and sales returns	876	1,268
Depreciation and amortization	42,284	39,225
Deferred income taxes	9,295	(5,203)
Changes in operating assets and liabilities:
Accounts receivable	15,307	(20,094)
Inventories	(87)	(5,556)
Other current assets	(80)	(6,127)
Other assets	549	437
Accounts payable and accrued liabilities	(8,922)	19,625
Deferred revenue	72,858	105,796
Net cash provided by operating activities	507,465	501,198
Investing activities
Purchases of investments	(225,226)	(347,683)
Maturities of investments	244,905	391,900
Sales of investments	62,836	198,401
Decrease (increase) in restricted cash	29	(401)
Acquisition of intangible assets	(3,250)	(6,224)
Purchases of property and equipment	(45,909)	(41,715)
Net cash provided by investing activities	33,385	194,278
Financing activities
Excess tax benefit from stock-based compensation	1,596	6,611
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	44,848	40,426
Repurchase of common stock	(550,101)	(456,863)
Net cash used in financing activities	(503,657)	(409,826)
Net increase in cash and cash equivalents	37,193	285,650
Effect of exchange rate changes on cash and cash equivalents	1,944	(4,972)
Cash and cash equivalents, beginning of period	390,460	281,502
Cash and cash equivalents, end of period	$429,597	$562,180
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
Certain prior year amounts, specifically relating to the tax effects of unrealized gains and losses on securities, have been corrected and reclassified as tax expenses and benefits, respectively, to conform to the current year presentation in the Consolidated Statements of Comprehensive Income. The corrected and reclassified amounts are considered immaterial and there was no change to comprehensive income as a result.
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
For software deliverables, the Company allocates revenue between multiple elements based on software revenue recognition guidance. Software revenue recognition guidance requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on VSOE. Where VSOE of the fair value of delivered elements is not available, revenue is recognized on the “residual method” based on the fair value of undelivered elements. If evidence of fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized at the earlier of the delivery of those elements or the establishment of fair value of the remaining undelivered elements.
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
If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the provisions of authoritative guidance require that the Company perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. In March 2016, the Company completed a qualitative assessment of potential impairment indicators and concluded that it was more-likely-than-not that the fair value of its reporting unit exceeded its carrying amount. The Company considered potential impairment indicators of goodwill and acquired intangible assets at June 30, 2016 and noted no indicators of impairment.
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
Stock-Based Compensation
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $38.4 million and $36.5 million of stock-based compensation expense for the three months ended June 30, 2016 and 2015, respectively, and $118.4 million and $103.9 million for the nine months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was $153.8 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
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
As of June 30, 2016, the following annual equity grants for executive officers or a portion thereof are outstanding:

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
Common Stock Repurchase
On April 20, 2016, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $2.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of June 30, 2016, the Company had repurchased and retired 5,402,131 shares at an average price of $101.83 per share during fiscal year 2016 and the Company had $923.8 million remaining authorized to purchase shares.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Numerator
Net income	$91,789	$93,172	$256,920	$267,977
Denominator
Weighted average shares outstanding — basic	66,851	71,509	67,990	72,370
Dilutive effect of common shares from stock options and restricted stock units	384	448	439	567
Weighted average shares outstanding — diluted	67,235	71,957	68,429	72,937
Basic net income per share	$1.37	$1.30	$3.78	$3.70
Diluted net income per share	$1.37	$1.29	$3.75	$3.67
An immaterial amount of common shares potentially issuable from stock options for the three and nine months ended June 30, 2016 and 2015, are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.

Comprehensive Income
Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains or losses on securities and foreign currency translation adjustments are included in accumulated other comprehensive income or loss.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 and the related amendments outline a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. In accordance with the agreed upon delay, ASU 2014-09 and all related amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. The Company is currently assessing the impact that this updated standard will have on its consolidated financial statements and footnote disclosures.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact that this updated standard will have on its consolidated financial statements and footnote disclosures.
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

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at June 30, 2016, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2016
Cash equivalents	$49,907	$—	$—	$49,907
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	246,847	—	246,847
Available-for-sale securities — municipal bonds and notes	—	41,312	—	41,312
Available-for-sale securities — U.S. government securities	—	70,068	—	70,068
Available-for-sale securities — U.S. government agency securities	—	22,884	—	22,884
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	135,209	—	135,209
Available-for-sale securities — municipal bonds and notes	—	45,175	—	45,175
Available-for-sale securities — U.S. government securities	—	30,074	—	30,074
Available-for-sale securities — U.S. government agency securities	—	103,030	—	103,030
Total	$49,907	$694,599	$—	$744,506

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
The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three and nine months ended June 30, 2016, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.
3. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

June 30, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$246,805	$77	$(35)	$246,847
Municipal bonds and notes	41,299	17	(4)	41,312
U.S. government securities	70,034	34	—	70,068
U.S. government agency securities	22,884	1	(1)	22,884
	$381,022	$129	$(40)	$381,111

September 30, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$224,635	$100	$(42)	$224,693
Municipal bonds and notes	39,497	24	(3)	39,518
U.S. government securities	58,499	31	—	58,530
U.S. government agency securities	58,318	10	(5)	58,323
International government securities	2,819	—	(1)	2,818
	$383,768	$165	$(51)	$383,882
Long-term investments consist of the following (in thousands):

June 30, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$134,753	$485	$(29)	$135,209
Municipal bonds and notes	45,010	166	(1)	45,175
U.S. government securities	29,966	108	—	30,074
U.S. government agency securities	102,933	110	(13)	103,030
	$312,662	$869	$(43)	$313,488

September 30, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$245,224	$152	$(403)	$244,973
Municipal bonds and notes	74,349	169	(13)	74,505
U.S. government securities	26,075	15	(1)	26,089
U.S. government agency securities	52,042	47	—	52,089
	$397,690	$383	$(417)	$397,656
The amortized cost and fair value of fixed maturities at June 30, 2016, by contractual years-to-maturity, are presented below (in thousands):

	Cost or Amortized Cost	Fair Value
One year or less	$381,022	$381,111
Over one year	312,662	313,488
	$693,684	$694,599

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2016 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$50,180	$(19)	$70,980	$(45)	$121,160	$(64)
Municipal bonds and notes	4,449	(1)	10,087	(4)	14,536	(5)
U.S. government agency securities	30,455	(13)	15,362	(1)	45,817	(14)
Total	$85,084	$(33)	$96,429	$(50)	$181,513	$(83)
The Company invests in securities that are rated investment grade or better. The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of June 30, 2016, there were no investments in its portfolio that were other-than-temporarily impaired.
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
Inventories consist of the following (in thousands):

	June 30, 2016	September 30, 2015
Finished goods	$24,296	$24,346
Raw materials	9,509	9,371
	$33,805	$33,717
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of June 30, 2016 and June 30, 2015 were not considered material.
Commitments
As of June 30, 2016, the Company’s principal commitments consisted of obligations outstanding under operating leases. The Company leases its facilities under operating leases that expire at various dates through 2025. There have been no material changes in the Company’s principal lease commitments compared to those discussed in Note 7 to its annual consolidated financial statements.

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
Legal Proceedings
On May 1, 2013, Radware, Ltd. and Radware, Inc. (Radware), filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California seeking an unspecified amount of monetary damages, as well as interest, costs, and injunctive relief based upon allegations that the Company infringed three Radware patents related to devices for ISP link load balancing. The Company answered the Complaint, denied the substantive allegations, and sought a declaratory judgment that the asserted claims were invalid. The Company also counter-claimed alleging that Radware infringes certain Company patents and is seeking an unspecified amount of monetary damages, as well as interest, costs, and injunctive relief for Radware’s infringement of its patents. F5 was granted summary judgment of non-infringement of one of Radware’s three patents before trial. Radware’s remaining infringement claims proceeded to trial and on March 15, 2016, the jury returned a verdict finding that F5 had not proven that the asserted patents were invalid, that the Company willfully infringed one of the two patents and awarded Radware $6.4 million in damages against the Company. On July 11, 2016, Radware filed various post-trial motions seeking permanent injunctive relief, an accounting with respect to infringing sales that were not accounted for at trial, and a motion seeking treble damages and attorneys’ fees. F5 had previously moved for judgment as a matter of law on Radware’s willfulness claim, and that motion is still pending before the court. Radware’s motions are currently scheduled to be heard on August 19, 2016.
The Company’s counter-claims against Radware were resolved through an acceptance of an offer for judgment. In addition, on April 4, 2016, the Company sued Radware, Inc. in the United States District Court for the Western District of Washington accusing Radware products of infringing three additional Company patents. The Company’s complaint seeks a jury trial and an unspecified amount of monetary damages, as well as interest, costs, and injunctive relief.
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
The Company records an accrual for loss contingencies for legal proceedings when it believes that an unfavorable outcome is both (a) probable and (b) the amount or range of any possible loss is reasonably estimable. In the second quarter of fiscal 2016, the Company recorded an accrual related to the Radware litigation mentioned above of $6.4 million for the verdict and $2.5 million for legal fees and other costs associated with the litigation. In the current quarter, the Company recorded a credit of $0.5 million related to other costs associated with the litigation. The Company has not recorded any other accruals for loss contingencies associated with other legal proceedings.
6. Income Taxes
The effective tax rate was 34.4% and 33.6% for the three and nine months ended June 30, 2016, respectively, compared to 33.8% and 34.9% for the three and nine months ended June 30, 2015, respectively.
At June 30, 2016, the Company had $10.5 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements.  The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2012. The Company is currently under audit by the IRS for fiscal year 2014 and by various states for fiscal years 2011 through 2014. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2013 for the United Kingdom, 2010 for Japan, 2011 for Singapore, and 2012 for Australia. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years 2011, 2012 and 2013 state income tax returns.
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
The following presents revenues by geographic region (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Americas:
United States	$256,518	$259,916	$737,792	$735,620
Other	23,835	22,403	81,574	73,707
Total Americas	280,353	282,319	819,366	809,327
EMEA	117,286	118,095	367,155	348,370
Japan	24,034	20,896	71,345	67,494
Asia Pacific	74,849	62,276	211,819	193,331
	$496,522	$483,586	$1,469,685	$1,418,522
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Westcon Group, Inc.	18.8%	19.2%	18.9%	17.8%
Ingram Micro, Inc.	14.9%	16.7%	14.8%	16.3%
Avnet Technology Solutions	13.7%	13.5%	13.6%	13.6%
Arrow ECS [1]	—	—	10.1%	10.6%

1. Arrow ECS accounted for under 10% of total net revenue for the three months ended June 30, 2016 and June 30, 2015
No other distributors accounted for more than 10% of total net revenue.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The decrease in cash and investments for the first nine months of fiscal year 2016 was primarily due to cash used to repurchase outstanding common stock under our stock repurchase program of $550.1 million, partially offset by $507.5 million of cash provided by operating activities. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $45.9 million for the first nine months of fiscal year 2016 were primarily related to the expansion of our facilities to support our operations worldwide. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased in the third quarter of fiscal year 2016 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the third quarter of fiscal year 2016 was 48.

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

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(in thousands, except percentages)
Net Revenues
Products	$231,366	$248,767	$691,485	$733,820
Services	265,156	234,819	778,200	684,702
Total	$496,522	$483,586	$1,469,685	$1,418,522
Percentage of net revenues
Products	46.6%	51.4%	47.0%	51.7%
Services	53.4	48.6	53.0	48.3
Total	100.0%	100.0%	100.0%	100.0%
Net revenues. Total net revenues increased 2.7% and 3.6% for the three and nine months ended June 30, 2016, respectively, from the same periods in the prior year. Overall revenue growth for the three and nine months ended June 30, 2016 was primarily due to increased service revenues as a result of our increased installed base of products. International revenues represented 48.3% and 49.8% of total net revenues for the three and nine months ended June 30, 2016, respectively, compared to 46.3% and 48.1% for the same periods in the prior year, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
Net product revenues decreased 7.0% and 5.8% for the three and nine months ended June 30, 2016, respectively, from the same periods in the prior year. The decrease in net product revenues for the three and nine months ended June 30, 2016 was due to a decrease of $18.2 million and $44.0 million in sales of our ADN products from the same periods in the prior year, respectively. Sales of our ADN products represented 98.7% of product revenues for both the three and nine months ended June 30, 2016, compared to 99.1% and 99.0% of product revenues for the three and nine months ended June 30, 2015, respectively.
Net service revenues increased 12.9% and 13.7% for the three and nine months ended June 30, 2016, respectively, from the same periods in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.
Westcon, Ingram Micro and Avnet Technology Solutions, three of our worldwide distributors, accounted for 18.8%, 14.9% and 13.7% of our total net revenue for the three months ended June 30, 2016, respectively. Westcon, Ingram Micro, Avnet Technology Solutions and Arrow ECS, four of our worldwide distributors, accounted for 18.9%, 14.8%, 13.6% and 10.1% of our total net revenue for the nine months ended June 30, 2016, respectively. Westcon, Ingram Micro and Avnet Technology Solutions accounted for 19.2%, 16.7%, and 13.5% of our total net revenue for the three months ended June 30, 2015, respectively. Westcon, Ingram Micro, Avnet Technology Solutions and Arrow ECS accounted for 17.8%, 16.3%, 13.6% and 10.6% of our total net revenue for the nine months ended June 30, 2015, respectively. Westcon, Ingram Micro and Arrow ECS accounted for 18.5%, 13.6% and 11.9% of our accounts receivable as of June 30, 2016, respectively. Westcon and Ingram Micro accounted for 20.3% and 14.5% of our accounts receivable as of June 30, 2015, respectively. No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$40,474	$44,050	$123,033	$129,720
Services	43,869	41,609	129,223	117,883
Total	84,343	85,659	252,256	247,603
Gross profit	$412,179	$397,927	$1,217,429	$1,170,919
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	17.5%	17.7%	17.8%	17.7%
Services	16.5	17.7	16.6	17.2
Total	17.0	17.7	17.2	17.5
Gross profit	83.0%	82.3%	82.8%	82.5%
Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues decreased 8.1% and 5.2% for the three and nine months ended June 30, 2016, respectively, as compared to the same periods in the prior year. The decrease in cost of net product revenues is primarily due to a reduction in the volume of product sales.
Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and nine months ended June 30, 2016, cost of net service revenues as a percentage of net service revenues was 16.5% and 16.6%, respectively, compared to 17.7% and 17.2% for the same periods in the prior year, respectively. The decrease in cost of net service revenues as a percentage of net service revenues is primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of June 2016 increased to 1,114 from 1,043 at the end of June 2015. In addition, cost of net service revenues included stock-based compensation expense of $4.2 million and $12.5 million for the three and nine months ended June 30, 2016, respectively, compared to $3.4 million and $9.4 million for the same periods in the prior year, respectively.

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$156,620	$150,833	$470,545	$450,887
Research and development	83,042	74,337	250,481	218,918
General and administrative	34,182	32,627	103,238	95,814
Litigation expense	(527)	—	8,421	—
Total	$273,317	$257,797	$832,685	$765,619
Operating expenses (as a percentage of net revenue)
Sales and marketing	31.5%	31.2%	32.0%	31.8%
Research and development	16.7	15.4	17.0	15.4
General and administrative	6.9	6.7	7.0	6.8
Litigation expense	(0.1)	—	0.6	—
Total	55.0%	53.3%	56.6%	54.0%
Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased 3.8% and 4.4% for the three and nine months ended June 30, 2016, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to an increase of $6.6 million and $18.4 million in commissions and personnel costs for the three and nine months ended June 30, 2016, respectively, from the comparable periods in the prior year. The increased commissions and personnel costs were driven primarily by growth in sales and marketing employee headcount for the corresponding periods. Sales and marketing headcount at the end of June 2016 increased to 1,595 from 1,529 at the end of June 2015. Sales and marketing expense included stock-based compensation expense of $15.2 million and $46.0 million for the three and nine months ended June 30, 2016, respectively, compared to $14.8 million and $42.8 million for the same periods in the prior year, respectively.
Research and development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 11.7% and 14.4% for the three and nine months ended June 30, 2016, respectively, from the comparable periods in the prior year. The increase in research and development expense was primarily due to an increase of $6.7 million and $20.8 million in personnel costs for the three and nine months ended June 30, 2016, respectively, from the comparable periods in the prior year. Research and development headcount at the end of June 2016 increased to 1,166 from 1,124 at the end of June 2015. Research and development expense included stock-based compensation expense of $13.0 million and $39.6 million for the three and nine months ended June 30, 2016, respectively, compared to $11.9 million and $34.5 million for the same periods in the prior year, respectively. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 4.8% and 7.7% for the three and nine months ended June 30, 2016, respectively, from the comparable periods in the prior year. The increase in general and administrative expense was primarily due to an increase of $2.2 million and $6.7 million in personnel costs for the three and nine months ended June 30, 2016, respectively, from the comparable periods in the prior year. General and administrative headcount at the end of June 2016 increased to 451 from 412 at the end of June 2015. Stock-based compensation expense was $5.7 million and $19.0 million for the three and nine months ended June 30, 2016, respectively, compared to $6.2 million and $16.2 million for the same periods in the prior year, respectively.
Litigation expense. In the second quarter of fiscal 2016, we accrued a litigation expense of $8.9 million, which included a patent-related jury verdict for $6.4 million and $2.5 million in legal fees and other costs associated with the litigation. The accrual was adjusted down by $0.5 million in the third quarter of fiscal 2016 to better reflect our total expected litigation expense.

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$138,862	$140,130	$384,744	$405,300
Other income, net	978	720	2,246	6,580
Income before income taxes	139,840	140,850	386,990	411,880
Provision for income taxes	48,051	47,678	130,070	143,903
Net income	$91,789	$93,172	$256,920	$267,977
Other income and income taxes (as percentage of net revenue)
Income from operations	28.0%	29.0%	26.2%	28.5%
Other income, net	0.2	0.1	0.2	0.5
Income before income taxes	28.2	29.1	26.4	29.0
Provision for income taxes	9.7	9.8	8.9	10.1
Net income	18.5%	19.3%	17.5%	18.9%
Other income, net. Other income, net consists primarily of interest income and foreign currency transaction gains and losses. Other income, net for the three months ended June 30, 2016 remained relatively consistent compared to the same period in the prior year. The decrease in other income, net for the nine months ended June 30, 2016, from the same period in the prior year was primarily due to $5.2 million in foreign currency losses.
Provision for income taxes. The effective tax rate was 34.4% and 33.6% for the three and nine months ended June 30, 2016, respectively, compared to 33.8% and 34.9% for the three and nine months ended June 30, 2015, respectively. The increase in the effective tax rate for the three months ended June 30, 2016 is due to the impact of foreign income and a tax benefit recognized during the three months ended June 30, 2015 relating to a reduction in disallowed compensation expense. The decrease in the effective tax rate for the nine months ended June 30, 2016 is primarily due to the impact of foreign income, and the permanent extension of the United States Federal Credit for Increasing Research Activities.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at June 30, 2016 and June 30, 2015 were $42.9 million and $47.6 million, respectively. The net deferred tax assets include valuation allowances of $13.3 million and $9.5 million as of June 30, 2016 and June 30, 2015, respectively, which are primarily related to tax net operating losses incurred in certain foreign jurisdictions, and state tax carryforwards.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,124.2 million as of June 30, 2016, compared to $1,172.0 million as of September 30, 2015, representing a decrease of $47.8 million. The decrease was primarily due to cash used for the repurchase of outstanding common stock under our stock repurchase program of $550.1 million for the nine months ended June 30, 2016, which was partially offset by $507.5 million of cash provided by operating activities for the nine months ended June 30, 2016. Cash provided by operating activities for the first nine months of fiscal year 2016 resulted from net income of $256.9 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.
Cash provided by investing activities was $33.4 million for the nine months ended June 30, 2016, compared to cash provided by investing activities of $194.3 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions, capital expenditures and changes in restricted cash requirements. The amount of cash provided by investing activities for the nine months ended June 30, 2016 was primarily due to the sales and maturity of investments partially offset by purchases of investments and capital expenditures related to the expansion of our facilities to support our operations worldwide.
Cash used in financing activities was $503.7 million for the nine months ended June 30, 2016, compared to cash used in financing activities of $409.8 million for the same period in the prior year. Our financing activities for the nine months ended June 30, 2016 consisted primarily of cash required for the repurchase of outstanding common stock under our stock repurchase program of $550.1 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $44.8 million.
Obligations and Commitments
As of June 30, 2016, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2025. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
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
Our success depends on sales and continued innovation of our application delivery networking product lines
For the fiscal year ended September 30, 2015 and the three and nine months ended June 30, 2016, we derived approximately 98.9%, 98.7% and 98.7% of our net product revenues, respectively, or approximately 51.1%, 46.0% and 46.5% of our total net revenues, respectively, from sales of our application delivery networking (ADN) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability, performance and security problems for our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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
Our success depends on our key personnel and our ability to hire, retain and motivate qualified executives, sales and marketing, operations, product development and professional services personnel
Our success depends, in large part, on our ability to attract, engage, retain, and integrate qualified executives and other key employees throughout all areas of our business. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. If we do not obtain the stockholder approval needed to continue granting equity compensation in a competitive manner, our ability to attract, retain, and motivate executives and key employees could be weakened. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations. In addition, we recently announced the Board of Directors has formed a committee to initiate a search for a replacement for John McAdam as the Company’s CEO upon his retirement. The process of searching for and transitioning to a new chief executive could be disruptive to our business and could adversely affect our business and results of operations. The complexity of our application delivery networking products and their integration into existing networks and ongoing support, as well as the sophistication of our sales and marketing effort, requires us to retain highly trained developers, professional services, customer support and sales personnel. Competition for qualified developers, professional services, customer support and sales personnel in our industry is intense, especially in Silicon Valley and Seattle where we have substantial operations and a need for highly skilled personnel, because of the limited number of people available with the necessary technical skills and understanding of our products. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, that they have violated non-compete obligations to their prior employers, or that their former employers own their inventions or other work product. Our ability to hire and retain these personnel may be adversely affected by volatility or reductions in the price of our common stock or our ability to get approval from shareholders to offer additional common stock to our employees, since these employees are generally granted restricted stock units. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring qualified personnel may harm our business and results of operations.
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
We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business
We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. These channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our indirect sales channel structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, four worldwide distributors of our products accounted for 57.9% of our total net revenue for fiscal year 2015. Three worldwide distributors of our products accounted for 45.9% of our total net revenue for fiscal year 2014. Three worldwide distributors of our products accounted for 47.4% of our total revenue for the three months ended June 30, 2016. Four worldwide distributors of our products accounted for 57.4% of our total net revenue for the nine months ended June 30, 2016. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
We must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer contracts. We intend to continue expanding into international markets. Sales outside of the Americas represented 42.7% and 43.1% of our net revenues for the fiscal years ended September 30, 2015 and 2014, respectively, and 43.5% and 44.2% for the three and nine months ended June 30, 2016, respectively.
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
New regulations related to conflict minerals may force us to incur additional expenses and could limit the supply and increase the costs of certain metals and minerals used in the manufacturing of our products
In August 2012, the SEC adopted new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (or the Dodd-Frank Act) for companies that use certain minerals and derivative metals (referred to as conflict minerals, regardless of their country of origin) in their products, whether or not these products are manufactured by third parties. The Dodd-Frank Act requires companies to perform due diligence and disclose whether or not such minerals originate from the Democratic Republic of Congo or adjoining countries. We filed a report on Form SD with the SEC regarding such matters on May 31, 2016. These new requirements could adversely affect the sourcing, availability and pricing of minerals or metals used in the manufacture of our products and the numerous components that go into our products all of which could adversely affect our business, financial condition, and operating results. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any relevant minerals and metals used in our products. We have a complex supply chain and many components are sourced through our contract manufacturer and we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement. As a result, we may face reputational challenges with our customers and other stakeholders and possible regulatory risk.

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

Significant U.K. or European developments stemming from the U.K.’s referendum on membership in the European Union could have a material adverse effect on us
On June 23, 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union. This has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. Our business in the United Kingdom, the European Union, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s referendum. There are many ways in which our business could be affected, only some of which we can identify as of the date of this report.
The referendum, and the likely withdrawal of the United Kingdom from the European Union it triggers, has caused and, along with events that could occur in the future as a consequence of the United Kingdom’s withdrawal, including the possible breakup of the United Kingdom, may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory barriers in the United Kingdom. These possible negative impacts, and others resulting from the United Kingdom’s actual or threatened withdrawal from the European Union, may adversely affect our operating results and growth prospects.
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
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of June 30, 2016. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of June 30, 2016, 32.5% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine month period ended June 30, 2016, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2015.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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
On April 20, 2016, the Company announced that its Board of Directors authorized an additional $1 billion for its common stock share repurchase program. This new authorization is incremental to the existing $2.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of June 30, 2016, the Company had repurchased and retired 5,402,131 shares at an average price of $101.83 per share during fiscal year 2016 and the Company had $923.8 million remaining authorized to purchase shares.
Shares repurchased and retired as of June 30, 2016 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2015 — October 31, 2015	—	$—	—	$473,867
November 1, 2015 — November 30, 2015	1,888,266	$105.94	1,888,266	$273,832
December 1, 2015 — December 31, 2015	—	$—	—	$273,832

January 1, 2016 — January 31, 2016	1,194,000	$94.57	1,194,000	$160,916
February 1, 2016 — February 29, 2016	920,165	$94.68	920,165	$73,790
March 1, 2016 — March 31, 2016	—	$—	—	$73,790

April 1, 2016 — April 30, 2016	—	$—	—	$1,073,790
May 1, 2016 — May 31, 2016	1,000,000	$106.30	1,000,000	$967,490
June 1, 2016 — June 30, 2016	399,700	$109.39	399,700	$923,766

Item 6.	Exhibits

Exhibit Number		Exhibit Description

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of July, 2016.

F5 NETWORKS, INC.

By:	/s/ ANDY REINLAND
Andy Reinland
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)