Form 10-K
period 2016-09-30
F5 NETWORKS INC
filed 2016-11-04
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2016, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $7,074,870,573 based on the closing sales price of the Registrant’s Common Stock on the NASDAQ Global Select Market on that date.
As of October 28, 2016, the number of shares of the Registrant’s common stock outstanding was 65,316,007.

DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of this Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the Registrant’s Definitive Proxy Statement for the Annual Shareholders Meeting for fiscal year 2016, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this Report relates.

F5 NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2016

Trademarks and Tradenames
3DNS, Access Policy Manager, Acopia, Acopia Networks, Advanced Client Authentication, Advanced Routing, AAM, Application Acceleration Manager, AFM, Advanced Firewall Manager, APM, Application Security Manager, Applications without Constraints, ARX, AskF5, ASM, BIG-IP, BIG-IP EDGE GATEWAY, BIG-IQ, Cloud Extender, CloudFucious, Clustered Multiprocessing, CMP, COHESION, Data Manager, Defense.Net, defense.net [DESIGN], DevCentral, DevCentral [DESIGN], DSI, DNS Express, DSC, Edge Client, Edge Gateway, Edge Portal, ELEVATE, EM, Enterprise Manager, ENGAGE, F5, F5 [DESIGN], F5 Agility, F5 Certified [DESIGN], F5 Labs, F5 Labs [DESIGN], F5 Management Pack, F5 Networks, F5 Synthesis, f5 Synthesis, F5 TMOS, F5 World, Fast Application Proxy, Fast Cache, FirePass, Global Traffic Manager, GTM, GUARDIAN, IBR, Intelligent Browser Referencing, iCall, Intelligent Compression, IPv6 Gateway, iApps, iControl, iHealth, iQuery, iRules, iRules OnDemand, iSession, iWorkflow, L7 Rate Shaping, LC, LineRate, LineRate [DESIGN],  LROS, LineRate Operating System, LineRate Point, LineRate Precision, Link Controller, Local Traffic Manager, LTM, Message Security Manager, MobileSafe, MSM, Netcelera, OneConnect, Packet Velocity, Protocol Security Manager, PSM, Policy Enforcement Manager, PEM, Point Load Balancer, Ready Defense, Real Traffic Policy Builder, SAM, ScaleN, Secure Access Manager, Signaling Delivery Controller, SDC, Solutions for an application world, Software Defined Application Services, SDAS, SalesXchange, SalesXchange [DESIGN], Silverline, SSL Acceleration, SSL Everywhere, SSL Orchestrator, StrongBox, SuperVIP, SYN Check, Synthesis, Synthesis [DESIGN], TCP Express, TechXchange, TechXchange [DESIGN], TotALL, TDR, TMOS, Traffic Management Operating System, TrafficShield, Traffix, Traffix [DESIGN], Transparent Data Reduction, UNITY, VAULT, VE F5 [DESIGN], Versafe, Versafe [DESIGN], VIPRION, vCMP, Virtual Clustered Multiprocessing, WA, WAN Optimization Manager, WAN Optimization Module, WANJet, WebAccelerator, WebSafe, WOM, and ZoneRunner are trademarks or service marks of F5 Networks, Inc., or its subsidiaries in the U.S. and other countries. Any other trademarks, service marks and/or trade names appearing in this document are the property of their respective owners.
Unless the context otherwise requires, in this Annual Report on Form 10-K, the terms “F5 Networks,” “the Company,” “we,” “us,” and “our” refer to F5 Networks, Inc. and its subsidiaries. Our fiscal year ends on September 30, and fiscal years are referred to by the calendar year in which they end. For example, “fiscal year 2016” and “fiscal 2016” refer to the fiscal year ended September 30, 2016.
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
General
F5 Networks is the leading developer and provider of software defined application services designed to ensure that applications delivered over Internet Protocol (IP) networks are secure, fast and available to any user, anywhere, anytime, on any device. Our core technology is a full-proxy, programmable, massively-scalable software platform called TMOS (Traffic Management Operating System).
Introduced in 2004, the TMOS platform supports the industry’s broadest array of application services, including local and global traffic management, network and application security, access management, web acceleration and a number of other network and application services. These services are available as software modules that can run individually or as part of an integrated solution on our high-performance, scalable, purpose-built BIG-IP appliances and chassis-based VIPRION systems; or as software-only Virtual Editions that run on major hypervisors in public and private clouds. Our cloud-based Silverline software-as-a-service (SaaS) offerings allow customers to subscribe to online denial-of-service protection and application security services. In conjunction with our BIG-IQ management software, the availability of our application services as software on our purpose-built hardware, software-only and Silverline subscription services gives customers the flexibility to create a dynamic hybrid infrastructure with consistent policies and centralized management across public and private clouds as well as traditional data centers.

The core features and functions of TMOS enable our products to inspect and modify the content of IP traffic flows at network speeds and sessions between users and applications and support a broad and growing array of services. iRules, a built-in scripting language, enables customers and third parties to write customized rules to inspect and modify traffic. TMOS also has an open software interface called iControl, which allows our products to communicate with one another and with third-party products; a set of powerful features called iApps that speed deployment of our services and give users an application-centric view of how applications are managed and delivered; and a scripting framework called iCall that lets users configure their F5 devices inline.
The majority of our revenue today is derived from sales of BIG-IP and VIPRION products. Our hardware products include our BIG-IP family of appliances and our scalable VIPRION systems, and a new line of security appliances. These purpose-built devices integrate industry-standard components, such as Intel based general-purpose processors, high performance cryptographic offload components, and FPGAs (Field-Programmable Gate Arrays). The architecture of these systems is designed to accelerate and optimize the performance of our software by offloading repetitive, compute-intensive functions such as encryption and compression to specific components, and enabling complex application-layer processing at network speed. Typically deployed in front of web and application servers, our hardware products deliver massive performance and scalability that enable customers to consolidate multiple application services on a single device. This consolidation reduces their total cost of ownership and helps drive down operating costs by simplifying the management of servers and applications.
As information technology architecture continues to evolve, there is growing demand for software-only application services that can be deployed in virtual environments next to each instance of an application. Our Virtual Edition (VE) products are software-only versions of the same application delivery services we sell as modules on our purpose-built hardware. Designed to run on all standard hypervisors, they are portable across major cloud environments, deliver faster throughput than competing products, and offer the broadest array of integrated application services available. While VEs have lower performance than our hardware-based solutions, they give customers the flexibility to deploy a mix of integrated application services as needed, spin them up and down with each instance of an application, and move them easily between traditional data centers and private or public clouds.
Whether they are deployed as VEs or as modules on our purpose-built hardware, all of our application delivery services can be centrally managed from our BIG-IQ management platform.

In addition to our VEs and hardware-based solutions, our cloud-based Silverline SaaS platform gives customers the option to subscribe to enterprise-grade application delivery services available online. Current Silverline services include DDoS protection and application security. Subscriptions include 24/7 access to our Security Operations Center (SOC) support teams.
Our products also include our Traffix solutions for Diameter signaling and routing, load balancing and gateway connectivity, designed to enable service providers to meet the multiple challenges associated with the growth of mobile data.
In connection with our products, we offer a broad range of services including consulting, training, installation, maintenance and other technical support services.
F5 Networks was incorporated on February 26, 1996 in the State of Washington. Our headquarters is in Seattle, Washington, and our mailing address is 401 Elliott Avenue West, Seattle, Washington 98119. The telephone number at our executive offices is (206) 272-5555. We have subsidiaries or branch offices in Argentina, Australia, Belgium, Brazil, the British Virgin Islands, Canada, Chile, China, Colombia, Croatia, Finland, France, Germany, Hong Kong, India, Israel, Italy, Japan, Kingdom of Saudi Arabia, Malaysia, Mexico, Netherlands, New Zealand, Norway, Poland, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Taiwan, Turkey, the United Arab Emirates and the United Kingdom. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website, www.f5.com, as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission. Copies of these filings may also be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains current, quarterly and annual reports, proxy and information statements and other information regarding issuers that file electronically.

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
Emergence of the Dynamic Data Center and Hybrid IT Infrastructures
From a broad perspective, the goal of IT organizations is to optimize the secure delivery of applications to users wherever they are and whenever they need them, regardless of where those applications exist. Server virtualization has enabled organizations to group or partition data center resources to meet user demand and reconfigure these virtual resources easily and quickly as demand changes. More recently, Software Defined Networks (SDN) offer organizations ways to reduce costs, increase the flexibility, and simplify the deployment and management of IT infrastructure through network virtualization. Many organizations are also taking advantage of the growing availability of external private and public cloud resources as a flexible, secure and reliable alternative to owning and managing everything themselves. As a result, IT infrastructure has become increasingly dynamic, complex and reliant on IP-based networks for the delivery of applications and data.
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
F5’s Strategy
Our goal is to lead the industry in providing IP network services that ensure the safe, fast and reliable delivery of applications to any user, anywhere, anytime regardless of a user's location or where the application resides. These services include availability, security, performance, mobility, and identity. They also include managing and orchestrating resources, as well as coordinating services across multiple data centers, networks and cloud-based resources. Our products are designed to be strategic points of control in the IT infrastructure that allow business policies to be implemented where information is exchanged. Key components of our strategy include:
Offering a complete, integrated suite of application services.
Since the introduction of TMOS, we have developed TMOS-based versions of our own legacy products, such as Local Traffic Manager (LTM), BIG-IP DNS and Link Controller; new products, such as Advanced Firewall Manager (AFM), Carrier Grade Network Address Translation (CGNAT) and Policy Enforcement Manager (PEM); and products that incorporate acquired technology, including Application Security Manager (ASM), Application Acceleration Manager (AAM), Access Policy Manager (APM) and our end-user protection services, WebSafe and MobileSafe. All of these products are currently available as integrated software modules on our BIG-IP and VIPRION hardware and as Virtual Editions that run on any standard hypervisor. Recently, we introduced our first stand-alone security appliances, DDoS Hybrid Defender and SSL Orchestrator. In addition, we offer online DDoS protection and application security as subscription services on our cloud-based Silverline SaaS platform. Regardless whether these services are deployed as software-only solutions or as modules running on our purpose-built hardware, our BIG-IQ management platform allows customers to apply and update consistent policies across all of their F5 services from a centralized resource. We believe this approach addresses the needs of today's evolving hybrid infrastructures and sharply differentiates our products from our competitors’ offerings.
Investing in technology to meet evolving customer needs.
We meet with our customers often, and we host an annual invitational customer advisory board to ensure that our development efforts are aligned with their needs. We continue to invest in research and development efforts that leverage the unique attributes of our TMOS platform to deliver new features and functions that address the complex, changing needs of our customers. Although the bulk of our investment is software development, concurrent development of tightly integrated hardware that delivers consistent, guaranteed high-performance is a key part of our investment strategy. We also look for opportunities to acquire technologies that will enable us to broaden the scope of our offerings and expand into adjacent markets.

Expanding our addressable market.
Since the introduction of TMOS, we have continually expanded our addressable market and the definition of application delivery through the acquisition and development of new technology. In 2003, for example, we entered the market for secure remote access through the acquisition of uRoam, Inc. and its FirePass SSL VPN technology that has become the core of our current Access Policy Manager (APM) offering. The following year we entered the web application firewall market with the acquisition of Magnifire Websystems, Inc. and its TrafficShield security appliance, which became the foundation of our Application Security Manager (ASM). In 2013, we introduced Advanced Firewall Manager (AFM), our network firewall. In 2013, we also continued to expand our security offerings with the acquisition of Versafe, a provider of web anti-fraud, anti-phishing, and anti-malware solutions, and in 2014 we acquired Defense.Net, a cloud-based DDoS protection service that complements our on-premise DDoS solution and is currently available on our Silverline SaaS platform. During fiscal year 2016, we added new standalone security appliances, DDoS Defender and SSL Orchestrator, to our family of security products. These products are all integral components of our comprehensive Security offering and tightly integrated with LTM and the other features and functions available on our products. As a result of this strategy and our development and acquisition of technology in other related markets such as WAN optimization, Java Script programming, and Diameter signaling and routing, we believe our current addressable market is significantly broader and more diverse than the ADC market as industry analysts have traditionally defined it.
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
Within the past two years, we have developed partnerships with Cisco, HP, Microsoft and VMware to provide integrated application services for their Software Defined Networking (SDN) offerings. In addition, we have established partnerships with Amazon AWS, Microsoft Azure, VMware vCloud Air, Cisco ACI and many others to provide cloud-based application services and solutions. We plan to continue building on our existing relationships and to extend our competitive edge by developing new strategic partnerships with other technology leaders.
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
F5 Solutions
Our integrated family of TMOS-based application services are available as software modules on our purpose-built hardware, as software-only Virtual Editions, or VEs, that run on standard hypervisors, and as online services on our Silverline SaaS platform. These products function as strategic points of control in IP networks, inspecting, modifying and directing traffic to optimize the security, availability and delivery of applications and data to any user, anywhere, anytime and on any device. Our Traffix Diameter signaling and routing solutions address the complex needs of service providers and complement our TMOS-based products by enabling fast, reliable communications among the elements of their legacy infrastructures and their evolving packet-based 4G/LTE networks and data centers. We believe our products offer the most intelligent services and advanced functionality in the marketplace along with performance and flexibility that enable organizations to simplify management of their IP networks and data center operations by integrating disparate resources to reduce operating costs, enhance productivity and improve service to employees, customers and partners.
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
Traffic Management Operating System (TMOS)
Since TMOS was launched, we have added thousands of new features designed to interpret and act on specific content in the traffic passing between users and applications. TMOS includes several features and functions that are unique to our products:

•
iApps is a set of portable, customizable, reusable templates that enable the rapid and predictable deployment of our products in front of dozens of applications from vendors including Cisco, Citrix, Microsoft, Oracle and VMware. iApps also allows customers and partners to create templates that simplify the deployment and provisioning of their own applications.

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

◦
Virtual Clustered Multiprocessing (vCMP) enables the creation of separate virtual instances of TMOS within an appliance or chassis, each with a different configuration and assigned to a different application.

◦
Device Service Clustering (DSC) gives customers the ability to group devices and services across an array of physical and virtual devices (BIG-IP appliances, VIPRION chassis, or Virtual Editions). Devices can be added to or removed from a DSC without disrupting application services, and application services can be independently managed within the cluster.

TMOS includes features that enhance the ability of our products to protect and hide networks and applications from denial-of-service attacks and other types of security threats. Other enhancements include gateway support for software defined networks (SDN), symmetrical and asymmetrical application acceleration, subscriber and application aware enforcement for service providers, management and orchestration of multiple devices, and improved visibility that allows customers to monitor and record the performance of applications and users. The latest release of TMOS (BIG-IP 12.1) delivers leading application services with enhanced public cloud integration and more sophisticated security policies for on-premises and hybrid cloud environments. Enhancements in iRules LX enable programmability across traditional, cloud, and hybrid architectures and leverage an extensive Node.js library that allows DevOps teams to create customized services quickly and easily.
Software Modules and Virtual Editions
The features and functions embedded in TMOS support a family of integrated software services that cover a broad range of application-aware network functions from load-balancing to security. These services are available as software modules designed to run on our purpose-built hardware and as software only Virtual Editions designed to run on any standard hypervisor.

•	Local Traffic Manager (LTM) provides intelligent load-balancing, traffic management and application health checking.

•
BIG-IP DNS (DNS) improves the performance and availability of global applications by intelligently directing users to the closest or best-performing physical, virtual, or cloud environment. In addition, it enhances DNS security by automatically scaling to absorb a rapid increase in queries resulting from a denial-of-service attack and mitigates complex threats from malware and viruses by blocking access to malicious IP domains.

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

•
Advanced Firewall Manager (AFM) is a high-performance network firewall designed to ensure that traffic isn’t interrupted even under the most intense attacks. AFM scales to support millions of concurrent connections per second and uses the flexibility of iRules, sophisticated filtering, immediate blacklisting, and over a hundred built-in threat vectors to identify and mitigate DDoS attacks. We also offer a carrier-class version of AFM designed to meet the rigorous requirements of an S/Gi firewall in service provider networks.

•
Application Security Manager (ASM) is a web application firewall that provides comprehensive, proactive, application-layer protection against both generalized and targeted attacks. Combining a positive security model (“deny all unless allowed”) with signature-based detection, ASM can prevent “day-zero” attacks in addition to known security threats.

•
Access Policy Manager (APM) provides secure, granular, context-aware access to networks and applications while simplifying authentication, authorization, and accounting (AAA) management. Our endpoint security service validates client devices, including personal devices used by employees to access corporate applications and data, to protect organizations from viruses or malware infections, accidental data loss, and rogue device access. This allows users to apply repeatable access policies across many devices, networks, applications and servers with centralized visibility of their authorization infrastructure.

•
Carrier-Grade Network Address Translation (CGNAT) offers a broad set of tools that enables service providers to successfully migrate to IPv6 while continuing to support and interoperate with existing IPv4 devices and content. BIG-IP CGNAT offers service providers tunneling solutions with Dual-Stack Lite capabilities as well as native network address translation solutions such as NAT44 and NAT64. It provides carrier-grade scalability by offering a very high number of IP address translations, very fast NAT translation setup rates, high throughput, and high-speed logging.

•
Policy Enforcement Manager (PEM) offers service providers a comprehensive set of traffic classification capabilities to accurately identify the specific applications and services subscribers are using and how they’re using them. This information allows them to steer application and subscriber traffic to the most appropriate value-added services (such as web caching, video optimization, or parental control) and reduce the burden on other services. PEM also provides deep reporting, enabling service providers to build tailored services and packages based on subscribers’ application usage and traffic classification.

All software modules and Virtual Editions can be licensed individually. In addition, our “Better” and “Best” offerings bundle certain modules or VEs and are sold at a discount to the price customers would pay if each of the included items were purchased separately. We also offer a variety of licensing options for VEs, including subscriptions, utility pricing, and volume licensing.
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
BIG-IP Appliances
Products in our family of BIG-IP appliances differ primarily in their performance characteristics resulting from the hardware components and configurations that make up each system. Our current line of BIG-IP appliances includes BIG-IP 2000 series, BIG-IP 4000 series, BIG-IP 5000 series, BIG-IP 7000 series, BIG-IP 10000 series and BIG-IP 12000 series. During the fourth quarter of fiscal year 2016, we began the rollout of a complete refresh of the BIG-IP appliance family that will replace all current products and is scheduled for completion during the first quarter of fiscal year 2017. Enhancements in performance, scalability and hardware programmability will enable all the new products to run all of our software services, including virtual clustered multiprocessing (vCMP), which allows complete segmentation of BIG-IP systems into independent virtual BIG-IPs.
VIPRION Chassis-Based Systems
Currently we offer four chassis-based systems: VIPRION 4800, VIPRION 4480, VIPRION 2400 and VIPRION 2200. VIPRION’s unique architecture distributes traffic across all available processors and allows customers to add or remove blades without disrupting traffic. It also helps customers simplify their networks by consolidating application delivery services, saving management costs as well as power, space, and cooling in the datacenter. During the third quarter of fiscal year 2016, we introduced the VIPRION 4450 blade for VIPRION 4800 (our 8-blade chassis) and VIPRION 4480 (our 4-blade chassis). Each blade delivers 100Gb of throughput, and a fully loaded VIPRION 4800 can support more than 1 billion concurrent connections.
Management and Orchestration
BIG-IQ Centralized Management
BIG-IQ Centralized Management is an intelligent management framework that enables customers to manage their F5 devices across on-premise data centers and public and private clouds. From a single console, customers can:

•
Manage up to 200 physical and/or virtual BIG-IP devices, including inventory, status, backups, updates and upgrades, and handle licensing for up to 5,000 virtual devices, spinning them up or down as needed.

•	Manage configurations and policies for F5 security products and view reports and alerts for recognized security events.
BIG-IQ Centralized Management is available as a Virtual Edition or as an enterprise-grade appliance.
iWorkflow
iWorkflow is a software platform designed to accelerate the deployment of applications and services, while reducing exposure to the operational risk that comes with manual processes. Available as a virtual appliance, iWorkflow lets customers deploy configurable, administrator-defined application policies, in the form of iApp templates, in minutes rather than days. Compatible with a range of technologies and platforms, including Cisco APIC and VMware NSX, as well as BIG-IP, iWorkflow’s REST API enables easy integration with third-party management and orchestration systems.

Product Development
We believe our future success depends on our ability to maintain technology leadership by continuing to improve our products and by developing new products to meet the changing needs of our customers and partners. Our product development organization, which includes product management and marketing, employs standard processes for the development, documentation and quality control of software and systems that are designed to meet these goals. These processes include working with our business development and marketing teams, customers and partners to identify new or improved solutions that meet the evolving needs of our addressable markets.
More than 90 percent of our product development organization is engaged in software development. Our principal software engineering team is located at our headquarters in Seattle, Washington. Product development for APM and PEM is located in San Jose, California. ASM, Traffix SDC and Versafe product development is located in Tel Aviv, Israel. Our hardware engineering team is located in Spokane, Washington, San Jose and Tel Aviv. In addition, we recently opened a dedicated facility for product testing and quality control in Warsaw, Poland.
Members of all our product development teams collaborate closely with one another to ensure the interoperability and performance of our hardware and software systems.
During the fiscal years ended September 30, 2016, 2015 and 2014, we had research and product development expenses of $334.2 million, $296.6 million, and $263.8 million, respectively.
Customers
Our customers include a wide variety of enterprises and service providers among Fortune 1000 and Business Week Global 1000 companies, including those in technology, telecommunications, financial services, transportation, education, manufacturing and healthcare, along with government customers. In fiscal year 2016, sales outside of the Americas represented 43.6% of our net revenues. Refer to Note 9 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our revenues by geographic area.
Sales and Marketing
Sales
We sell our products and services to large enterprise customers and service providers through a variety of channels, including distributors, value-added resellers (VARs) and systems integrators. A substantial amount of our revenue for fiscal year 2016 was derived from these channel sales. Our sales teams work closely with our channel partners and also sell our products and services directly to major accounts.
F5 sales teams. Our inside sales team generates and qualifies leads for regional sales managers and helps manage accounts by serving as a liaison between the field and internal corporate resources. Our field sales personnel are located in major cities in four sales regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan; and the Asia Pacific region (APAC). Field sales personnel work closely with our channel partners to assist them, as necessary, in the sale of our products and services to their customers. We also sell our products and services directly to customers, primarily large enterprises, whose accounts are managed by our major account team. Field systems engineers support our regional sales managers and channel partners by participating in joint sales calls and providing pre-sale technical resources as needed.
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
For fiscal year 2016, sales to four of our worldwide distributors, Westcon Group, Inc., Ingram Micro, Inc., Avnet Technology Solutions and Arrow ECS represented 18.7%, 14.9%, 13.3% and 10.1% of our total revenues, respectively. Our agreements with these distributors are standard, non-exclusive distribution agreements that renew automatically on an annual basis and generally can be terminated by either party with 30 days written notice prior to the start of any renewal term. The agreements grant Westcon Group, Inc., Ingram Micro, Inc., Avnet Technology Solutions, and Arrow ECS the right to distribute our products to resellers, with no minimum purchase requirements.

Systems integrators. We also market our products through strategic relationships with systems integrators, including Dell Services, HP Enterprise Services and IBM Global Services, who include our products as core components of application deployments or network-based solutions they deploy for their customers. In most cases, systems integrators do not directly purchase our products for resale to their customers. Instead they typically recommend our products as part of broader solutions, such as enterprise resource planning (ERP) or customer relationship management (CRM) solutions that incorporate our products for high availability and enhanced performance.
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
To support the growing number of developers using our products, including network and application architects, we continue to promote and expand DevCentral, our on-line community website that provides technical resources to customers, prospects and partners wanting to extend and optimize F5 solutions using iRules and iCall. A key aspect of DevCentral is an on-line forum where developers as well as application and network architects discuss and share solutions they have written with iRules and iCall. At the end of fiscal year 2016, DevCentral had more than 278,000 registered members.
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
Backlog
At the end of fiscal years 2016 and 2015, we had product backlog of approximately $33.4 million and $38.1 million, respectively. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers or product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be cancelled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.
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
Within the more narrowly defined traditional ADC market, several companies sell server load-balancing products. These include Brocade Communications Systems, Inc., Citrix Systems, Inc. and a number of smaller competitors: A10 Networks, Array Networks, Inc., Barracuda Networks, Inc., Kemp Technologies, and Radware Ltd.
In related markets we compete with the following:

•	Cisco, Juniper Networks and Checkpoint Systems in the network firewall market;

•	Cisco, Imperva, Citrix and Barracuda Networks in the web application firewall market;

•	Cisco, Juniper and A10 in Carrier Grade NAT;

•	Procera, Allot, Sandvine and other DPI vendors with our PEM offerings;

•	Oracle via the acquisition of Tekelec and Acme Packet in the Diameter signaling market;

•	IBM in end-user protection against malware, phishing and other cyberthreats;

•	Akamai Networks in cloud-based DDoS protection; and

•	Blue Coat Systems in protecting enterprises from inbound and outbound malware.
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
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. F5 holds 283 patents in the United States and has 46 international patents (with applications pending for various aspects of our technology). Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.
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
Employees
As of September 30, 2016, we had 4,395 full-time employees, including 1,202 in product development, 1,617 in sales and marketing, 1,120 in professional services and technical support and 456 in accounting and finance, administration and operations. None of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.
Executive Officers of the Registrant
The following table sets forth certain information with respect to our executive officers as of November 4, 2016:

Name	Age	Position
John McAdam	65	President, Chief Executive Officer, and Director
John DiLullo	50	Executive Vice President of Worldwide Sales
Edward J. Eames	58	Executive Vice President and Chief Operations Officer
Benjamin Gibson	48	Executive Vice President and Chief Marketing Officer
Ryan Kearny	47	Executive Vice President of Product Development and Chief Technology Officer
Andy Reinland	52	Executive Vice President and Chief Financial Officer
Scot Rogers	49	Executive Vice President and General Counsel
John McAdam served as our President, Chief Executive Officer and member of our Board of Directors from July 2000 until his retirement in July 2015. He subsequently served as Non-Executive Chairman of the Board until December 2015, when he stepped down as Chairman and resumed the role of President and Chief Executive Officer in December 2015, following the resignation of Manuel Rivelo. Mr. McAdam has announced his intention to remain in his current position until the Board hires a replacement. A search for his replacement is currently underway. Prior to joining F5 in 2000, Mr. McAdam served as General Manager of the Web server sales business at International Business Machines Corporation from September 1999 to July 2000. From January 1995 until August 1999, Mr. McAdam served as the President and Chief Operating Officer of Sequent Computer Systems, Inc., a manufacturer of high-end open systems, which was sold to International Business Machines Corporation in September 1999. Mr. McAdam holds a B.S. in Computer Science from the University of Glasgow, Scotland.
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
Benjamin Gibson has served as our Executive Vice President and Chief Marketing Officer since August 2016. Prior to joining F5, Mr. Gibson was Chief Marketing Officer at Veritas, where he led the company’s rebranding efforts, following a spin-off from Symantec. Prior to Veritas, Mr. Gibson served as Chief Marketing Officer at Aruba Networks. During his five-year tenure, Aruba doubled in annual revenue as it expanded into new markets. Before joining Aruba, Mr. Gibson spent five years at Cisco Systems, most recently as Vice President of Data Center/Virtualization Marketing, where he ran the outbound marketing strategy and execution for a number of Cisco’s application networking products. Mr. Gibson has a B.A. in Journalism from California State University, Long Beach.
Ryan Kearny has served as our Executive Vice President of Product Development and Chief Technology Officer since October 2016.  Mr. Kearny is responsible for overseeing F5's products and technology roadmap and leading our engineering team. Mr. Kearny joined F5 in 1998 and was named Vice President of Product Development in May 2004 and Senior Vice President of Product Development in January 2012.  Prior to joining F5, Mr. Kearny held a variety of software application architect positions with various Northwest companies.  Mr. Kearny holds a B.S. in Electrical Engineering from the University of Washington.
Andy Reinland has served as Executive Vice President since October 2005 and Chief Financial Officer since October 2012. From October 2005 to October 2012, he served as our Chief Finance Officer. Mr. Reinland joined F5 in 1998 as a senior financial analyst and served as our Vice President of Finance from January 2004 to October 2005. Prior to joining F5, Mr. Reinland was Chief Financial Officer for RTIME, Inc., a developer of real-time 3D software for Internet applications, which was acquired by Sony. Mr. Reinland started his career in public accounting. Mr. Reinland holds a B.A. in Business from Washington State University.
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
Cloud-based computing trends present competitive and execution risks
Customers are transitioning to a hybrid computing environment utilizing various cloud-based software and services accessed via various smart client devices. Pricing and delivery models are evolving and our competitors are developing and deploying cloud-based services for customers. In addition, new cloud infrastructures are enabling the emergence of new competitors including large cloud providers who offer their own ADC functionality as well as smaller companies targeting the growing numbers of "born in the cloud" applications. We are devoting significant resources to develop and deploy our own competing cloud-based software and services strategies. While we believe our expertise and investments in software and infrastructure for cloud-based services provides us with a strong foundation to compete, it is uncertain whether our strategies will attract the customers or generate the revenue required to be successful. In addition to software development costs, we are incurring costs to build and maintain infrastructure to support cloud-computing services. These costs may reduce the operating margins we have previously achieved. Whether we are successful in this new business model depends on our execution in a number of areas, including:

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

Communications Systems, Inc., Citrix Systems, Inc., Radware Ltd. and A10 Networks. In related ADC markets, we compete with the following:

•	Cisco, Juniper Networks and Checkpoint Systems in the network firewall market;

•	Cisco, Imperva, Citrix and Barracuda Networks in the web application firewall market;

•	Cisco, Juniper and A10 in Carrier Grade NAT;

•	Procera, Allot, Sandvine and other DPI vendors with our PEM offerings;

•	Oracle via the acquisition of Tekelec and Acme Packet in the Diameter signaling market;

•	IBM in end-user protection against malware, phishing and other cyberthreats;

•	Akamai Networks in cloud-based DDoS protection; and

•	Blue Coat Systems in protecting enterprises from inbound and outbound malware.
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

Our success depends on sales and continued innovation of our application delivery networking product lines
For the fiscal year ended September 30, 2016, we derived approximately 98.8% of our net product revenues, or approximately 46.8% of our total net revenues, from sales of our application delivery networking (ADN) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability, performance and security problems for our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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

Our failure to adequately protect personal information could have a material adverse effect on our business
A wide variety of local, state, national, and international laws, directives and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. Certain safe-harbor exemptions upon which the Company relies for data transfers have been challenged and may no longer be available to us in the future. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance, and business. Changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. The evolving data protection regulatory environment may require significant management attention and financial resources to analyze and modify our IT infrastructure to meet these changing requirements all of which could reduce our operating margins and impact our operating results and financial condition.
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
The average selling price of our products may decrease and our costs may increase, which may negatively impact revenues and profits
It is possible that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors, as well as the shift to more software consumption based and “as a service based” models, or other factors. Therefore, in order to maintain our profits, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our product costs. Our failure to do so could cause our revenue and profits to decline, which would harm our business and results of operations. In addition, we may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices.

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
We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business
We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. These channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our indirect sales channel structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, four worldwide distributors of our products accounted for 57.0% of our total net revenue for fiscal year 2016. Four worldwide distributors of our products accounted for 57.9% of our total net revenue for fiscal year 2015. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.

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
We may have exposure to greater than anticipated tax liabilities
Our provision for income taxes is subject to volatility and could be adversely affected by nondeductible stock-based compensation, changes in the research and development tax credit laws, earnings being lower than anticipated in jurisdictions where we have lower statutory rates and being higher than anticipated in jurisdictions where we have higher statutory rates, transfer pricing adjustments, not meeting the terms and conditions of tax holidays or incentives, changes in the valuation of our deferred tax assets and liabilities, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof, including changes to the tax laws applicable to corporate multinationals. The U.S., the European Union and its member states, and a number of other countries are actively pursuing changes in this regard. In addition, like other companies, we may be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our results of operations.
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
In addition, the June 2016 announcement of the results of the United Kingdom European Union membership referendum (commonly referred to as Brexit) advising for the exit of the United Kingdom from the European Union has created economic, financial, and regulatory uncertainty, which may cause our customers to closely monitor their costs and reduce their spending on our products and services.
We must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer contracts. We intend to continue expanding into international markets. Sales outside of the Americas represented 43.6% and 42.7% of our net revenues for the fiscal years ended September 30, 2016 and 2015, respectively.
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
We lease our principal administrative, sales, marketing, research and development facilities, which are located in Seattle, Washington and consist of approximately 320,000 square feet. In April 2010, we amended and restated the lease agreement for three of the buildings that serve as our corporate headquarters. The lease commenced in April, July and August of 2010 for various sections of the first building; and August 2010 for the second and third buildings. The lease for these three buildings will expire in 2022 with an option for renewal. In January 2016, we entered into an agreement to lease approximately 20,000 square feet of additional space in a building near our corporate headquarters. This lease commenced in July of 2016 and will expire in 2022 with an option for renewal. In October 2006, we entered into an agreement to lease a building adjacent to the buildings that serve as our corporate headquarters. This lease will expire in 2018. We are currently subleasing all floors of this building to two subtenants.
We believe that our existing properties are in good condition and suitable for the conduct of our business. We also lease office space for our product development personnel in Spokane, Washington and Bellevue, Washington, San Jose, California, Louisville, Colorado, Lowell, Massachusetts, Israel, and Poland and for our sales and support personnel in California, Florida, Georgia, Illinois, Kansas, Missouri, New York, Tennessee, Washington D.C., Argentina, Australia, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Hong Kong, India, Indonesia, Italy, Japan, Malaysia, Mexico, Netherlands, New Zealand, the Philippines, Poland, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Sweden, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom and Vietnam. We believe that our future growth can be accommodated by our current facilities or by leasing additional space if necessary.

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

	Fiscal Year 2016		Fiscal Year 2015
	High	Low	High	Low
First Quarter	$123.25	$94.51	$136.11	$106.82
Second Quarter	$106.86	$86.03	$132.99	$108.60
Third Quarter	$124.91	$93.64	$128.08	$111.33
Fourth Quarter	$127.13	$110.86	$135.20	$111.43
The last reported sales price of our common stock on the Nasdaq Global Select Market on October 28, 2016 was $134.66.
As of October 28, 2016, there were 55 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
Dividend Policy
Our policy has been to retain cash to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.
Unregistered Securities Sold in 2016
We did not sell any unregistered shares of our common stock during the fiscal year 2016.
Issuer Purchases of Equity Securities
On April 20, 2016, we announced that our Board of Directors authorized an additional $1.0 billion for our common stock share repurchase program. This new authorization is incremental to the existing $2.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. During fiscal year 2016, we had repurchased and retired 6,608,980 shares at an average price of $105.94 per share and as of September 30, 2016, we had $773.7 million remaining authorized to purchase shares.

Shares repurchased and retired as of September 30, 2016 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2015 — October 31, 2015	—	$—	—	$473,867
November 1, 2015 — November 30, 2015	1,888,266	$105.94	1,888,266	$273,832
December 1, 2015 — December 31, 2015	—	$—	—	$273,832

January 1, 2016 — January 31, 2016	1,194,000	$94.57	1,194,000	$160,916
February 1, 2016 — February 29, 2016	920,165	$94.68	920,165	$73,790
March 1, 2016 — March 31, 2016	—	$—	—	$73,790

April 1, 2016 — April 30, 2016	—	$—	—	$1,073,790
May 1, 2016 — May 31, 2016	1,000,000	$106.30	1,000,000	$967,490
June 1, 2016 — June 30, 2016	399,700	$109.39	399,700	$923,766

July 1, 2016 — July 31, 2016	150,000	$123.78	150,000	$905,199
August 1, 2016 — August 31, 2016	1,056,849	$124.39	1,056,849	$773,743
September 1, 2016 — September 30, 2016	—	$—	—	$773,743

Performance Measurement Comparison of Shareholder Return
The following graph compares the annual percentage change in the cumulative total return on shares of our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index for the period commencing September 30, 2011, and ending September 30, 2016.
Comparison of Cumulative Total Return
On Investment Since September 30, 2011*

The Company’s closing stock price on September 30, 2016, the last trading day of the Company’s 2016 fiscal year, was $124.64 per share.

*
Assumes that $100 was invested September 30, 2011 in shares of Common Stock and in each index, and that all dividends were reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Item 6.	Selected Financial Data
The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of September 30, 2016 and 2015 and the consolidated income statement data for the years ended September 30, 2016, 2015 and 2014 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this report. The consolidated balance sheet data as of September 30, 2014, 2013 and 2012 and the consolidated income statement data for the years ended September 30, 2013 and 2012 are derived from our audited consolidated financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Years Ended September 30,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Consolidated Income Statement Data
Net revenues
Products	$944,469	$991,539	$936,130	$798,856	$818,555
Services	1,050,565	928,284	795,916	682,458	558,692
Total	1,995,034	1,919,823	1,732,046	1,481,314	1,377,247
Cost of net revenues
Products	166,624	174,225	158,788	129,066	137,102
Services	170,581	158,036	151,171	123,981	99,066
Total	337,205	332,261	309,959	253,047	236,168
Gross profit	1,657,829	1,587,562	1,422,087	1,228,267	1,141,079
Operating expenses
Sales and marketing	628,743	602,540	558,284	483,041	445,595
Research and development	334,227	296,583	263,792	209,614	177,406
General and administrative	138,431	135,540	106,454	102,401	91,775
Loss on facility sublease (1)	—	—	—	2,393	—
Litigation expense (2)	9,051	—	—	—	—
Total	1,110,452	1,034,663	928,530	797,449	714,776
Income from operations	547,377	552,899	493,557	430,818	426,303
Other income, net	2,514	8,445	3,785	7,274	5,911
Income before income taxes	549,891	561,344	497,342	438,092	432,214
Provision for income taxes	184,036	196,330	186,159	160,778	157,028
Net income	$365,855	$365,014	$311,183	$277,314	$275,186
Net income per share — basic	$5.43	$5.07	$4.13	$3.53	$3.48
Weighted average shares — basic	67,433	71,944	75,395	78,565	79,135
Net income per share — diluted	$5.38	$5.03	$4.09	$3.50	$3.45
Weighted average shares — diluted	67,984	72,547	76,092	79,136	79,780
Consolidated Balance Sheet Data
Cash, cash equivalents, and short-term investments	$882,395	$774,342	$645,379	$542,143	$532,151
Restricted cash (3)	1,151	1,149	798	860	179
Long-term investments	276,375	397,656	482,917	728,981	662,803
Total assets	2,306,323	2,312,290	2,184,950	2,230,554	1,911,201
Long-term liabilities	276,823	240,439	178,659	140,492	115,772
Total shareholders’ equity	1,185,262	1,316,728	1,369,310	1,538,712	1,329,400

(1)	Loss on facility sublease expense represents a charge related to the consolidation of certain subleases at our corporate headquarters in Seattle, Washington.

(2)	Litigation expense represents a patent-related jury verdict and legal fees associated with the litigation.

(3)	Restricted cash represents escrow accounts established in connection with lease agreements for our facilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The decrease in cash and investments for fiscal year 2016 was primarily due to $700.1 million of cash used to repurchase outstanding common stock under our share repurchase program, and capital expenditures of $63.5 million, partially offset by cash provided by operating activities of $711.5 million. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for fiscal year 2016 were comprised primarily of information technology infrastructure and equipment to support the growth of our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in fiscal 2016 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the fourth quarter of fiscal year 2016 was 46.

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
Stock-based Compensation. We account for stock-based compensation using the straight-line attribution method for recognizing compensation expense over the requisite service period of the related award. We recognized $156.8 million and $145.6 million of stock-based compensation expense for the years ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was $119.1 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.
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
Common stock repurchase. On April 20, 2016, we announced that our Board of Directors authorized an additional $1.0 billion for our common stock share repurchase program. This new authorization is incremental to the existing $2.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. During fiscal year 2016, we repurchased and retired 6,608,980 shares at an average price of $105.94 per share and as of September 30, 2016, we had $773.7 million remaining authorized to purchase shares.
Goodwill and acquired intangible assets. Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. We test goodwill for impairment on an annual basis and between annual tests when impairment indicators are identified. Goodwill is written down when impaired. Goodwill was recorded in connection with the acquisition of Defense.Net, Inc. in fiscal year 2014, Versafe Ltd. and LineRate Systems, Inc. in fiscal year 2013, Traffix Systems in fiscal year 2012, Acopia Networks, Inc. in fiscal year 2007, Swan Labs, Inc. in fiscal year 2006, MagniFire Websystems, Inc. in fiscal year 2004 and uRoam, Inc. in fiscal year 2003. For our annual goodwill impairment test in all periods to date, we have operated under one reporting unit and the fair value of the reporting unit has been determined by the Company’s enterprise value. We perform our annual goodwill impairment test during the second fiscal quarter.
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
If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of our reporting unit is less than its carrying amount, the provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. In March 2016, we completed a qualitative assessment of potential impairment indicators and concluded that it was more-likely-than-not that the fair value of our reporting unit exceeded its carrying amount. The Company considered potential impairment indicators of goodwill and acquired intangible assets at September 30, 2016 and noted no indicators of impairment.
Software development costs. The authoritative guidance requires certain internal software development costs related to software to be sold to be capitalized upon the establishment of technological feasibility. Our software development costs incurred subsequent to achieving technological feasibility have not been significant, and all software development costs have been expensed as research and development activities as incurred.
Internal use software. In accordance with the authoritative guidance, we capitalize application development stage costs associated with the development of new functionality for internal-use software and software developed related to our SaaS-based product offerings. The capitalized costs are then amortized over the estimated useful life of the software, which is generally three to five years, and are included in property and equipment in the accompanying consolidated balance sheets.
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

	Years Ended September 30,
	2016	2015	2014
	(in thousands, except percentages)
Net Revenues
Products	$944,469	$991,539	$936,130
Services	1,050,565	928,284	795,916
Total	$1,995,034	$1,919,823	$1,732,046
Percentage of net revenues
Products	47.3%	51.6%	54.0%
Services	52.7	48.4	46.0
Total	100.0%	100.0%	100.0%
Net Revenues. Total net revenues increased 3.9% in fiscal year 2016 from fiscal year 2015, compared to an increase of 10.8% in fiscal year 2015 from the prior year. Overall revenue growth for the year ended September 30, 2016 was primarily due to increased service revenues as a result of our increased installed base of products. International revenues represented 48.9%, 47.7% and 48.3% of net revenues in fiscal years 2016, 2015 and 2014, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
Net product revenues decreased 4.7% in fiscal year 2016 from fiscal year 2015, compared to an increase of 5.9% in fiscal year 2015 from the prior year. The decrease of $47.1 million in net product sales for fiscal year 2016 was primarily due to a $47.5 million decrease in the volume of sales of our ADN products. The increase of $55.4 million in net product sales for fiscal year 2015 was primarily due to a $62.4 million increase in the volume of sales of our ADN products. Sales of our ADN products represented 98.8%, 98.9% and 98.1% of total product revenues in fiscal years 2016, 2015 and 2014, respectively.
Net service revenues increased 13.2% in fiscal year 2016 from fiscal year 2015, compared to an increase of 16.6% in fiscal year 2015 from the prior year. The increases in service revenue were the result of increased purchases or renewals of maintenance contracts driven by additions to our installed base of products, as well as growth in sales of consulting services.
Avnet Technology Solutions, one of our worldwide distributors, accounted for 13.3%, 13.8% and 14.0% of our total net revenues in fiscal years 2016, 2015 and 2014, respectively. Ingram Micro, Inc., another worldwide distributor, accounted for 14.9%, 16.1% and 17.4% of our total net revenues in fiscal years 2016, 2015 and 2014, respectively. Westcon Group, Inc., another worldwide distributor, accounted for 18.7%, 17.6% and 14.5% of our total net revenues in fiscal years 2016, 2015 and 2014, respectively. Arrow ECS, another worldwide distributor, accounted for 10.1% and 10.4% of our total net revenues in fiscal years 2016 and 2015, respectively. Westcon and Ingram Micro accounted for 18.0% and 15.5% of our accounts receivable as of September 30, 2016, respectively. Westcon and Ingram Micro accounted for 17.2% and 15.8% of our accounts receivable as of September 30, 2015, respectively. No other distributors accounted for more than 10% of total net revenue or receivables.

	Years Ended September 30,
	2016	2015	2014
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$166,624	$174,225	$158,788
Services	170,581	158,036	151,171
Total	337,205	332,261	309,959
Gross profit	$1,657,829	$1,587,562	$1,422,087
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	17.6%	17.6%	17.0%
Services	16.2	17.0	19.0
Total	16.9	17.3	17.9
Gross profit	83.1%	82.7%	82.1%
Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues decreased to $166.6 million in fiscal year 2016, down 4.4% from the prior year, primarily due to a reduction in the volume of product sales. Cost of net product revenues increased to $174.2 million in fiscal year 2015 from $158.8 million in fiscal year 2014, primarily due to a higher volume of hardware and software sales and increased amortization expense related to acquired technology. Cost of net product revenues also included expenses related to the launch of our subscription-based Silverline service in the first quarter of fiscal year 2015.
Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. Cost of net service revenues as a percentage of net service revenues decreased to 16.2% in fiscal year 2016 compared to 17.0% in fiscal year 2015, primarily due to increased efficiencies within our customer support organization and increased revenue from maintenance contracts and professional services. Cost of net service revenues as a percentage of net service revenues in fiscal year 2015 decreased from 19.0% in fiscal year 2014, primarily due to increased efficiencies within our customer support organization and increased revenue from maintenance contracts and professional services. Professional services headcount at the end of fiscal year 2016 increased to 1,120 from 1,078 at the end of fiscal year 2015 and 945 at the end of fiscal year 2014. In addition, cost of net service revenues included stock-based compensation expense of $16.6 million, $12.7 million and $12.4 million for fiscal years 2016, 2015 and 2014, respectively.

	Years Ended September 30,
	2016	2015	2014
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$628,743	$602,540	$558,284
Research and development	334,227	296,583	263,792
General and administrative	138,431	135,540	106,454
Litigation expense	9,051	—	—
Total	$1,110,452	$1,034,663	$928,530
Operating expenses (as a percentage of net revenue)
Sales and marketing	31.5%	31.4%	32.3%
Research and development	16.8	15.4	15.2
General and administrative	6.9	7.1	6.1
Litigation expense	0.5	—	—
Total	55.7%	53.9%	53.6%
Sales and Marketing. Sales and marketing expenses consist of the salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expense increased 4.3% in fiscal year 2016 from the prior year, as compared to a year over year increase of 7.9% in fiscal year 2015. The increase in sales and marketing expense for fiscal year 2016 was primarily due to increases in commissions and personnel costs of $22.6 million, compared to the prior year. The increases in commissions and personnel costs were driven by growth in sales and marketing employee headcount in fiscal year 2016. In fiscal year 2015, the increase in sales and marketing expense was primarily due to increases in commissions and personnel costs of $23.7 million, compared to the prior year. The increases in commissions and personnel costs were driven by growth in sales and marketing employee headcount and increased sales volume for fiscal year 2015 over the prior year. The increase in sales and marketing expense for fiscal year 2015 was also due to an increase of $7.7 million in marketing promotions and initiatives aimed at promoting our brand and creating market awareness of our technology and our offerings. Sales and marketing headcount at the end of fiscal 2016 increased to 1,617 from 1,582 at the end of fiscal 2015 and 1,448 at the end of fiscal 2014. Sales and marketing expense included stock-based compensation expense of $61.2 million, $56.8 million and $50.1 million for fiscal years 2016, 2015 and 2014, respectively.
Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expense increased 12.7% in fiscal year 2016, compared to the prior year. The increase in research and development expense for fiscal year 2016 was primarily due to increased personnel costs of $28.2 million, compared to the prior year. In fiscal year 2015, research and development expense increased 12.4%, compared to the prior year. The increase in research and development expense for fiscal year 2015 was primarily due to increased personnel costs of $20.7 million, compared to the prior year. In addition, research and development expense included a year over year increase in computer equipment and software costs of $5.3 million primarily related to prototyping and planning for future product releases. Research and development headcount at the end of fiscal 2016 increased to 1,202 from 1,087 at the end of fiscal 2015 and 1,054 at the end of fiscal 2014. Research and development expense included stock-based compensation expense of $52.6 million, $46.1 million and $43.6 million for fiscal years 2016, 2015 and 2014, respectively. We expect research and development expenses to be consistent as a percentage of net revenue in the foreseeable future.
General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expense increased 2.1% in fiscal year 2016, compared to the prior year. The increase in general and administrative expense for fiscal year 2016 was primarily due to an increase in personnel costs of $8.1 million, compared to the prior year. In fiscal year 2015, general and administrative expense increased 27.3% compared to the prior year. The increase in general and administrative expense for fiscal year 2015 was primarily due to an increase in personnel costs of $7.4 million, compared to the prior year, and a $3.0 million tax expense in the first quarter of fiscal 2015. In addition, fees paid to outside consultants for legal, audit and tax services increased $3.2 million for fiscal year 2015, compared to the prior year. General and administrative headcount at the end of fiscal 2016 increased to 456 from 431 at the end of fiscal 2015 and 387 at the end of fiscal 2014. General and administrative expense included stock-based compensation expense of $24.5 million, $28.5 million and $19.4 million for fiscal years 2016, 2015 and 2014, respectively.
Litigation expense. In the second quarter of fiscal 2016, we accrued a litigation expense of $8.9 million, which included a patent-related jury verdict for $6.4 million and $2.5 million in legal fees and other costs associated with the litigation. The accrual was adjusted in the third and fourth quarters of fiscal 2016 to better reflect our total expected litigation expense. See Note 7 - Commitments and Contingencies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for additional information regarding this litigation.

	Years Ended September 30,
	2016	2015	2014
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$547,377	$552,899	$493,557
Other income, net	2,514	8,445	3,785
Income before income taxes	549,891	561,344	497,342
Provision for income taxes	184,036	196,330	186,159
Net income	$365,855	$365,014	$311,183
Other income and income taxes (as percentage of net revenue)
Income from operations	27.4%	28.8%	28.5%
Other income, net	0.1	0.4	0.2
Income before income taxes	27.5	29.2	28.7
Provision for income taxes	9.2	10.2	10.7
Net income	18.3%	19.0%	18.0%

Other Income, Net. Other income, net, consists primarily of interest income and foreign currency transaction gains and losses. Other income, net decreased 70.2% in fiscal year 2016, as compared to fiscal year 2015 and increased 123.1% in fiscal year 2015, as compared to fiscal year 2014. Interest income was $6.6 million, $5.4 million and $5.7 million for fiscal years 2016, 2015 and 2014, respectively. The decrease in other income, net for fiscal year 2016 was primarily due to $7.2 million in foreign currency losses, compared to the prior year. The increase in other income, net for fiscal year 2015 as compared to fiscal year 2014 was primarily due to $4.0 million in foreign currency gains, compared to the prior year, and a non-recurring charge of $1.0 million related to a legal settlement that occurred in the first quarter of fiscal year 2014.
Provision for Income Taxes. We recorded a 33.5% provision for income taxes for fiscal year 2016, compared to 35.0% for fiscal year 2015 and 37.4% for fiscal year 2014. The decrease in the effective tax rate from fiscal year 2015 to 2016 was primarily due to the impact of foreign income, and the permanent extension of the United States Federal Credit for Increasing Research Activities. The decrease in the effective tax rate from fiscal year 2014 to 2015 was primarily due to additional tax benefit recognized during fiscal year 2015 as a result of the reinstatement of the United States Federal Credit for Increasing Research Activities retroactive to January 1, 2014, increase in profitability of certain foreign entities, and a reduction in non-deductible compensation expense.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more-likely-than-not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. The net increase in the valuation allowance of $4.2 million for fiscal year 2016 and $2.9 million for fiscal year 2015 was primarily related to tax net operating losses incurred in certain foreign jurisdictions, and state tax credit carryforwards. Our net deferred tax assets as of September 30, 2016, 2015 and 2014 were $49.4 million, $55.7 million and $43.1 million respectively.
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
Liquidity and Capital Resources
We have funded our operations with our cash balances, cash generated from operations and proceeds from public offerings of our securities.

	Years Ended September 30,
	2016	2015	2014
	(in thousands)
Liquidity and Capital Resources
Cash and cash equivalents and investments	$1,158,770	$1,171,998	$1,128,296
Cash provided by operating activities	711,535	684,541	548,992
Cash provided by (used in) investing activities	62,720	(10,699)	150,641
Cash used in financing activities	(652,647)	(556,902)	(604,960)
Cash and cash equivalents, short-term investments and long-term investments totaled $1,158.8 million as of September 30, 2016, compared to $1,172.0 million as of September 30, 2015, representing a decrease of $13.2 million. The decrease was primarily due to $700.1 million of cash required for the repurchase of outstanding common stock under our share repurchase program in fiscal 2016, and $63.5 million of capital expenditures related to the expansion of our facilities to support our operations worldwide, partially offset by cash provided by operating activities of $711.5 million. As of September 30, 2016, 30.7% of our cash and cash equivalents and investment balances were outside of the U.S., which may be subject to U.S. taxes if repatriated. The cash and cash equivalents and investment balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. In fiscal year 2015, the increase to cash and cash equivalents, short-term investments and long-term investments from the prior year was primarily due to cash provided by operating activities of $684.5 million, partially offset by $606.9 million of cash required for the repurchase of outstanding common stock under our share repurchase program. As of September 30, 2015, 17.0% of our cash and cash equivalents and investment balances were outside of the U.S., which may be subject to U.S. taxes if repatriated.

Cash provided by operating activities during fiscal year 2016 was $711.5 million compared to $684.5 million in fiscal year 2015 and $549.0 million in fiscal year 2014. Cash provided by operating activities resulted primarily from cash generated from net income, after adjusting for non-cash charges such as stock-based compensation, depreciation and amortization charges and changes in operating assets and liabilities.
Cash provided by investing activities during fiscal year 2016 was $62.7 million compared to cash used in investing activities of $10.7 million in fiscal year 2015 and cash provided by investing activities of $150.6 million in fiscal year 2014. Cash provided by investing activities for fiscal year 2016 was primarily the result of the sale and maturity of investments partially offset by the purchase of investments and capital expenditures related to maintaining our operations worldwide. Cash used in investing activities for fiscal year 2015 was primarily the result of the purchase of investments and capital expenditures related to the expansion of our facilities to support our operations worldwide, partially offset by the sale and maturity of investments. Cash provided by investing activities for fiscal year 2014 was primarily the result of the sale and maturity of investments partially offset by the purchase of investments and capital expenditures related to maintaining our operations worldwide, and $49.4 million for the Defense.Net acquisition.
Cash used in financing activities was $652.6 million for fiscal year 2016, compared to $556.9 million for fiscal year 2015 and $605.0 million for fiscal year 2014. Cash used in financing activities for fiscal year 2016 included $700.1 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $44.9 million and excess tax benefits related to share-based compensation of $2.6 million. Cash used in financing activities for fiscal year 2015 included $606.9 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $40.4 million and excess tax benefits related to share-based compensation of $9.5 million. Cash used in financing activities for fiscal 2014 included $650.5 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $35.3 million and excess tax benefits related to share-based compensation of $10.3 million.
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
Obligations and Commitments
The following table summarizes our contractual payment obligations and commitments as of September 30, 2016:

	Payment Obligations by Year
	2017	2018	2019	2020	2021	Thereafter	Total
	(in thousands)
Operating leases	$27,289	$23,623	$18,675	$18,116	$16,975	$30,314	$134,992
Purchase obligations	20,693	—	—	—	—	—	20,693
Total	$47,982	$23,623	$18,675	$18,116	$16,975	$30,314	$155,685
We lease our facilities under operating leases that expire at various dates through 2025.
As of September 30, 2016, we had approximately $14.6 million of tax liabilities, including interest and penalties, related to uncertain tax positions (See Note 5 to our Consolidated Financial Statements). Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.
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
In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (ASU 2014-12), which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We will adopt ASU 2014-12 in the first quarter of fiscal 2017 and do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05), which provides guidance on determining whether a cloud computing arrangement contains a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We will adopt ASU 2015-05 in the first quarter of fiscal 2017 and do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We are currently assessing the impact that this updated standard will have on our consolidated financial statements and footnote disclosures.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio with the exception of U.S. treasury and agency securities, commercial paper and money market funds, which are exempt from size limitation. The policy requires investments in securities that mature in three years or less, with the average maturity being no greater than one and a half years. These securities are subject to interest rate risk and will decrease in value if interest rates increase. A decrease of one percent in the average interest rate would have resulted in a decrease of approximately $6.6 million in our interest income for the fiscal year 2016.

	Maturing in
	Three Months or Less	Three Months to One Year	Greater Than One Year	Total	Fair Value
	(in thousands, except for percentages)
September 30, 2016
Included in cash and cash equivalents	$56,525	$—	$—	$56,525	$56,525
Weighted average interest rate	0.3%	—	—	—	—
Included in short-term investments	$78,969	$288,855	$—	$367,824	$367,824
Weighted average interest rates	0.4%	0.6%	—	—	—
Included in long-term investments	$—	$—	$276,375	$276,375	$276,375
Weighted average interest rate	—	—	1.0%	—	—
September 30, 2015
Included in cash and cash equivalents	$60,144	$—	$—	$60,144	$60,144
Weighted average interest rate	0.1%	—	—	—	—
Included in short-term investments	$74,744	$309,138	$—	$383,882	$383,882
Weighted average interest rates	0.5%	0.5%	—	—	—
Included in long-term investments	$—	$—	$397,656	$397,656	$397,656
Weighted average interest rate	—	—	0.9%	—	—
September 30, 2014
Included in cash and cash equivalents	$43,618	$—	$—	$43,618	$43,618
Weighted average interest rate	0.1%	—	—	—	—
Included in short-term investments	$70,405	$293,472	$—	$363,877	$363,877
Weighted average interest rates	0.4%	0.5%	—	—	—
Included in long-term investments	$—	$—	$482,917	$482,917	$482,917
Weighted average interest rate	—	—	0.7%	—	—
Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 2016 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, as we continue to expand our operations internationally, transaction gains or losses may become significant in the future. We have not engaged in foreign currency hedging to date. However, we may do so in the future.

Item 8.	Financial Statements and Supplementary Data
F5 NETWORKS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of F5 Networks, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of F5 Networks, Inc. and its subsidiaries at September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
Seattle, Washington
November 4, 2016

F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$514,571	$390,460
Short-term investments	367,824	383,882
Accounts receivable, net of allowances of $2,062 and $1,979	268,175	279,434
Inventories	34,051	33,717
Deferred tax assets	51,601	50,128
Other current assets	52,579	50,519
Total current assets	1,288,801	1,188,140
Property and equipment, net	123,248	95,909
Long-term investments	276,375	397,656
Deferred tax assets	2,044	6,492
Goodwill	555,965	555,965
Other assets, net	59,890	68,128
Total assets	$2,306,323	$2,312,290
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$34,117	$50,814
Accrued liabilities	178,353	130,401
Deferred revenue	631,768	573,908
Total current liabilities	844,238	755,123
Other long-term liabilities	34,138	30,136
Deferred revenue, long-term	238,473	209,402
Deferred tax liabilities	4,212	901
Total long-term liabilities	276,823	240,439
Commitments and contingencies (Note 7)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 65,315 and 70,138 shares issued and outstanding	13,191	10,159
Accumulated other comprehensive loss	(13,194)	(15,288)
Retained earnings	1,185,265	1,321,857
Total shareholders’ equity	1,185,262	1,316,728
Total liabilities and shareholders’ equity	$2,306,323	$2,312,290
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Years Ended September 30,
	2016	2015	2014
Net revenues
Products	$944,469	$991,539	$936,130
Services	1,050,565	928,284	795,916
Total	1,995,034	1,919,823	1,732,046
Cost of net revenues
Products	166,624	174,225	158,788
Services	170,581	158,036	151,171
Total	337,205	332,261	309,959
Gross profit	1,657,829	1,587,562	1,422,087
Operating expenses
Sales and marketing	628,743	602,540	558,284
Research and development	334,227	296,583	263,792
General and administrative	138,431	135,540	106,454
Litigation expense	9,051	—	—
Total	1,110,452	1,034,663	928,530
Income from operations	547,377	552,899	493,557
Other income, net	2,514	8,445	3,785
Income before income taxes	549,891	561,344	497,342
Provision for income taxes	184,036	196,330	186,159
Net income	$365,855	$365,014	$311,183
Net income per share — basic	$5.43	$5.07	$4.13
Weighted average shares — basic	67,433	71,944	75,395
Net income per share — diluted	$5.38	$5.03	$4.09
Weighted average shares — diluted	67,984	72,547	76,092
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended September 30,
	2016	2015	2014

Net income	$365,855	$365,014	$311,183
Other comprehensive income (loss):
Foreign currency translation adjustment	2,067	(5,997)	(1,997)
Available-for-sale securities:
Unrealized gains (losses) on securities, net of taxes of $14, $222, and $(15) for the years ended September 30, 2016, 2015, and 2014, respectively	23	379	(26)
Reclassification adjustment for realized losses (gains) included in net income, net of taxes of $(2), $50, and $86 for the years ended September 30, 2016, 2015, and 2014, respectively	4	(86)	(147)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	27	293	(173)
Total other comprehensive income (loss)	2,094	(5,704)	(2,170)
Comprehensive income	$367,949	$359,310	$309,013
 The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount

Balance, September 30, 2013	78,090	$262,505	$(7,414)	$1,283,621	$1,538,712
Exercise of employee stock options	149	1,422	—	—	1,422
Issuance of stock under employee stock purchase plan	516	33,878	—	—	33,878
Issuance of restricted stock	1,228	—	—	—	—
Repurchase of common stock	(6,593)	(418,879)	—	(231,663)	(650,542)
Tax benefit from employee stock transactions	—	9,671	—	—	9,671
Stock-based compensation	—	127,156	—	—	127,156
Net income	—	—	—	311,183	311,183
Other comprehensive loss	—	—	(2,170)	—	(2,170)
Balance, September 30, 2014	73,390	$15,753	$(9,584)	$1,363,141	$1,369,310
Exercise of employee stock options	37	215	—	—	215
Issuance of stock under employee stock purchase plan	411	40,224	—	—	40,224
Issuance of restricted stock	1,232	—	—	—	—
Repurchase of common stock	(4,932)	(200,560)	—	(406,298)	(606,858)
Tax benefit from employee stock transactions	—	8,974	—	—	8,974
Stock-based compensation	—	145,553	—	—	145,553
Net income	—	—	—	365,014	365,014
Other comprehensive loss	—	—	(5,704)	—	(5,704)
Balance, September 30, 2015	70,138	$10,159	$(15,288)	$1,321,857	$1,316,728
Exercise of employee stock options	19	179	—	—	179
Issuance of stock under employee stock purchase plan	492	44,690	—	—	44,690
Issuance of restricted stock	1,275	—	—	—	—
Repurchase of common stock	(6,609)	(197,677)	—	(502,447)	(700,124)
Tax loss from employee stock transactions	—	(920)	—	—	(920)
Stock-based compensation	—	156,760	—	—	156,760
Net income	—	—	—	365,855	365,855
Other comprehensive income	—	—	2,094	—	2,094
Balance, September 30, 2016	65,315	$13,191	$(13,194)	$1,185,265	$1,185,262

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2016	2015	2014

Operating activities
Net income	$365,855	$365,014	$311,183
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss (gain) on disposition of assets and investments	693	282	(195)
Stock-based compensation	156,760	145,553	127,156
Provisions for doubtful accounts and sales returns	1,526	1,488	2,870
Depreciation and amortization	56,776	52,583	46,121
Deferred income taxes	2,967	(12,571)	(3,090)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	9,732	(38,680)	(40,895)
Inventories	(334)	(9,246)	(5,445)
Other current assets	(1,876)	(6,533)	(9,828)
Other assets	(712)	569	(2,502)
Accounts payable and accrued liabilities	33,217	39,521	18,339
Deferred revenue	86,931	146,561	105,278
Net cash provided by operating activities	711,535	684,541	548,992
Investing activities
Purchases of investments	(354,708)	(609,875)	(515,737)
Maturities of investments	418,821	461,327	523,983
Sales of investments	66,848	205,292	214,493
(Increase) decrease in restricted cash	(3)	(357)	59
Acquisition of intangible assets	(4,750)	(6,779)	—
Acquisition of businesses, net of cash acquired	—	—	(49,439)
Purchases of property and equipment	(63,488)	(60,307)	(22,718)
Net cash provided by (used in) investing activities	62,720	(10,699)	150,641
Financing activities
Excess tax benefit from stock-based compensation	2,608	9,517	10,283
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	44,869	40,439	35,299
Repurchase of common stock	(700,124)	(606,858)	(650,542)
Net cash used in financing activities	(652,647)	(556,902)	(604,960)
Net increase in cash and cash equivalents	121,608	116,940	94,673
Effect of exchange rate changes on cash and cash equivalents	2,503	(7,982)	(2,864)
Cash and cash equivalents, beginning of year	390,460	281,502	189,693
Cash and cash equivalents, end of year	$514,571	$390,460	$281,502
Supplemental information
Cash paid for taxes	$164,362	$189,235	$169,424

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

Concentration of Credit Risk
The Company extends credit to customers and is therefore subject to credit risk. The Company performs initial and ongoing credit evaluations of its customers’ financial condition and does not require collateral. An allowance for doubtful accounts is recorded to account for potential bad debts. Estimates are used in determining the allowance for doubtful accounts and are based upon an assessment of selected accounts and as a percentage of remaining accounts receivable by aging category. In determining these percentages, the Company evaluates historical write-offs, and current trends in customer credit quality, as well as changes in credit policies. At September 30, 2016, Westcon Group, Inc. and Ingram Micro, Inc. accounted for 18.0% and 15.5% of the Company’s accounts receivable, respectively. At September 30, 2015, Westcon Group, Inc. and Ingram Micro, Inc. accounted for 17.2% and 15.8% of the Company’s accounts receivable, respectively.
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
Inventories
The Company outsources the manufacturing of its pre-configured hardware platforms to contract manufacturers++, who assemble each product to the Company’s specifications. As protection against component shortages and to provide replacement parts for its service teams, the Company also stocks limited supplies of certain key product components. The Company reduces inventory to net realizable value based on excess and obsolete inventories determined primarily by historical usage and forecasted demand. Inventories consist of hardware and related component parts and are recorded at the lower of cost or market (as determined by the first-in, first-out method).
Inventories consist of the following (in thousands):

	September 30,
	2016	2015
Finished goods	$23,642	$24,346
Raw materials	10,409	9,371
	$34,051	$33,717
Property and Equipment
Property and equipment is stated at cost. Depreciation of property and equipment are provided using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are amortized over the lesser of the remaining lease term or the estimated useful life of the improvements. The cost of normal maintenance and repairs is charged to expense as incurred and expenditures for major improvements are capitalized at cost. Gains or losses on the disposition of assets are reflected in the income statements at the time of disposal.
Property and equipment consist of the following (in thousands):

	September 30,
	2016	2015
Computer equipment	$158,127	$137,243
Office furniture and equipment	28,557	17,505
Leasehold improvements	83,712	70,953
	270,396	225,701
Accumulated depreciation and amortization	(147,148)	(129,792)
	$123,248	$95,909
Depreciation and amortization expense totaled approximately $36.4 million, $30.1 million, and $24.7 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

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
If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the provisions of authoritative guidance require that the Company perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. In March 2016, the Company completed a qualitative assessment of potential impairment indicators and concluded that it was more-likely-than-not that the fair value of its reporting unit exceeded its carrying amount. The Company considered potential impairment indicators of goodwill at September 30, 2016 and noted no indicators of impairment.
Acquired Technology and Intangible Assets
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
Amortization expense related to acquired technology totaled $10.6 million, $10.6 million and $7.9 million during the fiscal years 2016, 2015 and 2014, respectively, and is charged to cost of product revenues.
The Company's intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. Amortization expense of all other intangible assets, including customer relationships, patents and trademarks was not material during the fiscal years 2016, 2015 and 2014.
Software Development Costs
The authoritative guidance requires certain internal software development costs related to software to be sold to be capitalized upon the establishment of technological feasibility. Thereafter, software development costs incurred after the establishment of technological feasibility and prior to a product being released for sale are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalized software development costs are amortized over the remaining estimated economic life of the product. The establishment of technological feasibility and the ongoing assessment of recoverability of costs require considerable judgment by the Company with respect to certain internal and external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in hardware and software technology.
The Company’s software development costs incurred subsequent to achieving technological feasibility have not been significant, and all software development costs have been expensed as research and development activities as incurred.
Internal Use Software
In accordance with the authoritative guidance, the Company capitalizes costs incurred during the application development stage associated with the development of new functionality for internal-use software and developed software related to the infrastructure of its SaaS-based product offerings. The capitalized costs are then amortized over the estimated useful life of the software, which is generally three to five years, and are included in property and equipment in the accompanying consolidated balance sheets.
Impairment of Long-Lived Assets
The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated fair value. No impairment of long-lived assets was noted as of and for the years ended September 30, 2016, 2015 and 2014.
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
The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of September 30, 2016, 2015 and 2014 were not considered material.

Research and Development
Research and development expenses consist of salaries and related benefits of product development personnel, prototype materials and expenses related to the development of new and improved products, and an allocation of facilities and depreciation expense. Research and development expenses are reflected in the income statements as incurred.
Advertising
Advertising costs are expensed as incurred. The Company incurred $4.0 million, $4.6 million and $3.6 million in advertising costs during the fiscal years 2016, 2015 and 2014, respectively.
Income Taxes
Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred tax assets is based on historical tax positions and estimates of future taxable income. A valuation allowance is recorded when it is more-likely-than-not that some of the deferred tax assets will not be realized.
The Company assesses whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefits to be recognized in the financial statements from such a position is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company adjusts these liabilities based on a variety of factors, including the evaluation of information not previously available. These adjustments are reflected as increases or decreases to income tax expense in the period in which new information is available.
Foreign Currency
The functional currency for the Company’s foreign subsidiaries is the local currency in which the respective entity is located, with the exception of F5 Networks Singapore Pte Ltd. in Singapore, F5 Networks Ltd. in the United Kingdom and F5 Networks (Israel) Ltd., Traffix Communication Systems Ltd. and Versafe Ltd. in Israel, that use the U.S. dollar as their functional currency. An entity’s functional currency is determined by the currency of the economic environment in which the majority of cash is generated and expended by the entity. The financial statements of all majority-owned subsidiaries and related entities, with a functional currency other than the U.S. dollar, have been translated into U.S. dollars. All assets and liabilities of the respective entities are translated at year-end exchange rates and all revenues and expenses are translated at average rates during the respective period. Translation adjustments are reported as other comprehensive income (loss) in the consolidated statements of comprehensive income.
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period of exchange. The net effect of foreign currency gains and losses was not significant during the fiscal years ended September 30, 2016, 2015 and 2014.
Segments
Management has determined that the Company was organized as, and operated in, one reportable operating segment for fiscal year 2016 and prior years: the development, marketing and sale of application delivery networking products that optimize the security, performance and availability of network applications, servers and storage systems.
Stock-based Compensation
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $156.8 million, $145.6 million and $127.2 million of stock-based compensation expense for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. As of September 30, 2016, there was $119.1 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
The Company issues incentive awards to its employees through stock-based compensation consisting of restricted stock units (RSUs). On October 28, 2016, the Company’s Board of Directors and Compensation Committee approved 1,242,170 RSUs to employees and executive officers pursuant to the Company’s annual equity awards program. The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. No stock options were granted in fiscal years 2016 and 2015. All stock options granted in fiscal year 2014 were assumed as part of the acquisition of Defense.Net. In determining the fair value of shares issued under the Employee Stock Purchase Plan (ESPP), the Company uses the Black-Scholes option pricing model that employs the following key assumptions.

	Employee Stock Purchase Plan Years Ended September 30,
	2016	2015	2014
Risk-free interest rate	0.44%	0.17%	0.05%
Expected dividend	—	—	—
Expected term	0.5 years	0.5 years	0.5 years
Expected volatility	29.97%	24.44%	24.44%
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
As of September 30, 2016, the following annual equity grants for executive officers or a portion thereof are outstanding:

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
Common Stock Repurchase
On April 20, 2016, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $2.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. During fiscal year 2016, the Company repurchased and retired 6,608,980 shares at an average price of $105.94 per share and as of September 30, 2016, the Company had $773.7 million remaining authorized to purchase shares.
Earnings Per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. The Company’s nonvested restricted stock units do not have nonforfeitable rights to dividends or dividend equivalents and are not considered participating securities that should be included in the computation of earnings per share under the two-class method.
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended September 30,
	2016	2015	2014
Numerator
Net income	$365,855	$365,014	$311,183
Denominator
Weighted average shares outstanding — basic	67,433	71,944	75,395
Dilutive effect of common shares from stock options and restricted stock units	551	603	697
Weighted average shares outstanding — diluted	67,984	72,547	76,092
Basic net income per share	$5.43	$5.07	$4.13
Diluted net income per share	$5.38	$5.03	$4.09

An immaterial amount of common shares potentially issuable from stock options for the years ended September 30, 2016, 2015 and 2014 are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.
Comprehensive Income
Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains or losses on securities and foreign currency translation adjustments. These changes are included in accumulated other comprehensive income or loss.
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
In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (ASU 2014-12), which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The

Company will adopt ASU 2014-12 in the first quarter of fiscal 2017 and does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05), which provides guidance on determining whether a cloud computing arrangement contains a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company will adopt ASU 2015-05 in the first quarter of fiscal 2017 and does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact that this updated standard will have on its consolidated financial statements and footnote disclosures.
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
The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2016, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using			Fair Value at September 30, 2016
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$56,525	$—	$—	$56,525
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	223,358	—	223,358
Available-for-sale securities — municipal bonds and notes	—	53,621	—	53,621
Available-for-sale securities — U.S. government securities	—	72,521	—	72,521
Available-for-sale securities — U.S. government agency securities	—	18,324	—	18,324
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	131,427	—	131,427
Available-for-sale securities — municipal bonds and notes	—	27,050	—	27,050
Available-for-sale securities — U.S. government securities	—	27,023	—	27,023
Available-for-sale securities — U.S. government agency securities	—	90,875	—	90,875
Total	$56,525	$644,199	$—	$700,724

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
The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the year ended September 30, 2016, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.
3. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

September 30, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$223,448	$38	$(128)	$223,358
Municipal bonds and notes	53,657	1	(37)	53,621
U.S. government securities	72,497	31	(7)	72,521
U.S. government agency securities	18,318	6	—	18,324
	$367,920	$76	$(172)	$367,824

September 30, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$224,635	$100	$(42)	$224,693
Municipal bonds and notes	39,497	24	(3)	39,518
U.S. government securities	58,499	31	—	58,530
U.S. government agency securities	58,318	10	(5)	58,323
International government securities	2,819	—	(1)	2,818
	$383,768	$165	$(51)	$383,882

Long-term investments consist of the following (in thousands):

September 30, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$131,273	$249	$(95)	$131,427
Municipal bonds and notes	27,017	46	(13)	27,050
U.S. government securities	26,989	36	(2)	27,023
U.S. government agency securities	90,877	52	(54)	90,875
	$276,156	$383	$(164)	$276,375

September 30, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$245,224	$152	$(403)	$244,973
Municipal bonds and notes	74,349	169	(13)	74,505
U.S. government securities	26,075	15	(1)	26,089
U.S. government agency securities	52,042	47	—	52,089
	$397,690	$383	$(417)	$397,656

The amortized cost and fair value of fixed maturities at September 30, 2016, by contractual years-to-maturity, are presented below (in thousands):

September 30, 2016	Cost or Amortized Cost	Fair Value
One year or less	$367,920	$367,824
Over one year	276,156	276,375
	$644,076	$644,199
The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2016 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
September 30, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$90,886	$(124)	$103,043	$(99)	$193,929	$(223)
Municipal bonds and notes	50,240	(37)	11,075	(13)	61,315	(50)
U.S. government securities	34,006	(9)	—	—	34,006	(9)
U.S. government agency securities	51,947	(54)	—	—	51,947	(54)
Total	$227,079	$(224)	$114,118	$(112)	$341,197	$(336)
The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for fiscal year 2016 were primarily caused by interest rate increases.
The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of September 30, 2016, there were no investments in its portfolio that were other-than-temporarily impaired.

4. Balance Sheet Details
Goodwill
There was no change in the carrying amount of goodwill during fiscal year 2016 and changes during fiscal year 2015 were not considered material.

Other Assets
Other assets consist of the following (in thousands):

	September 30,
	2016	2015
Acquired and developed technology and software development costs	$33,924	$44,528
Intangible assets	16,577	14,268
Restricted cash and deposits	9,389	9,332
	$59,890	$68,128
Amortization expense related to other assets was approximately $13.9 million, $13.2 million, and $9.5 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.
Intangible assets are included in other assets on the balance sheet and consist of the following (in thousands):

	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and developed technology and software development costs	$103,031	$(69,107)	$33,924	$103,031	$(58,503)	$44,528
Customer relationships	10,941	(5,427)	5,514	10,941	(4,602)	6,339
Patents and trademarks	15,433	(4,734)	10,699	9,822	(3,283)	6,539
Trade names	1,173	(809)	364	1,173	(627)	546
Non-compete covenants	2,732	(2,732)	—	2,732	(1,888)	844
	$133,310	$(82,809)	$50,501	$127,699	$(68,903)	$58,796
Estimated amortization expense for intangible assets for the five succeeding fiscal years is as follows (in thousands):

2017	$11,843
2018	10,444
2019	6,273
2020	5,778
2021	5,646
$39,984

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30,
	2016	2015
Payroll and benefits	$105,716	$90,802
Sales and marketing	7,228	2,938
Income tax accruals	21,894	12,913
Other tax accruals	10,095	10,378
Other	33,420	13,370
	$178,353	$130,401

5. Income Taxes
The United States and international components of income before income taxes are as follows (in thousands):

	Years Ended September 30,
	2016	2015	2014
United States	$465,738	$530,684	$492,577
International	84,153	30,660	4,765
	$549,891	$561,344	$497,342
The provision for income taxes (benefit) consists of the following (in thousands):

	Years Ended September 30,
	2016	2015	2014
Current
U.S. federal	$129,728	$176,074	$164,994
State	16,821	16,817	15,462
Foreign	31,015	15,446	13,287
Total	177,564	208,337	193,743
Deferred
U.S. federal	9,770	(9,778)	(5,778)
State	(1,029)	(326)	(83)
Foreign	(2,269)	(1,903)	(1,723)
Total	6,472	(12,007)	(7,584)
	$184,036	$196,330	$186,159
The effective tax rate differs from the U.S. federal statutory rate as follows (in thousands):

	Years Ended September 30,
	2016	2015	2014
Income tax provision at statutory rate	$192,462	$196,470	$174,070
State taxes, net of federal benefit	13,434	13,030	12,901
Foreign operations	(9,199)	(1,386)	5,050
Research and development and other credits	(18,368)	(10,286)	(6,397)
Domestic manufacturing deduction	(14,624)	(18,236)	(15,514)
Stock-based and other compensation	17,137	15,462	14,583
Other	3,194	1,276	1,466
	$184,036	$196,330	$186,159

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	Years Ended September 30,
	2016	2015
Deferred tax assets
Net operating loss carry-forwards	$9,162	$8,656
Allowance for doubtful accounts	624	980
Accrued compensation and benefits	10,385	9,403
Inventories and related reserves	1,062	952
Stock-based compensation	11,387	10,572
Deferred revenue	40,763	39,195
Other accruals and reserves	18,492	15,292
Tax credit carryforwards	5,829	3,743
Depreciation	376	—
	98,080	88,793
Valuation allowance	(14,249)	(10,057)
	83,831	78,736
Deferred tax liabilities
Purchased intangibles and other	(19,308)	(21,659)
Depreciation	(14,440)	(1,358)
Other accruals and reserves	(652)	—
	(34,400)	(23,017)

Net deferred tax assets	$49,431	$55,719
At September 30, 2016, the Company had foreign net operating loss carry-forwards of approximately $49.4 million that can be carried forward indefinitely. Management believes that it is more-likely-than-not that the benefit from certain foreign net operating loss carryforwards and state tax carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance on the deferred tax assets relating to these carryforwards. The net change in the total valuation allowance was an increase of $4.2 million and $2.9 million for the years ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, the undistributed earnings of our foreign subsidiaries totaled $110.3 million.  We have not provided U.S. income and foreign withholding taxes on certain foreign subsidiaries in which we intend to permanently reinvest such earnings outside the U.S., or where there would be no U.S. tax liability due to the availability of foreign tax credits.   Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated is not practicable.
The Company recognizes the financial statement impact of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest impact that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal years 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Balance, beginning of period	$9,562	$6,394	$7,302
Gross increases related to prior period tax positions	1,622	2,704	901
Gross decreases related to prior period tax positions	(7)	(642)	(224)
Gross increases related to current period tax positions	4,441	1,290	1,081
Decreases relating to settlements with tax authorities	(521)	(116)	(2,589)
Reductions due to lapses of statute of limitations	(1,410)	(68)	(77)
Balance, end of period	$13,687	$9,562	$6,394

The total amount of gross unrecognized tax benefits was $13.7 million, $9.6 million, and $6.4 million as of September 30, 2016, 2015, and 2014, respectively, of which, $11.1 million, $8.0 million, and $5.5 million, if recognized, would affect the effective tax rate. There is a reasonable possibility that the Company’s unrecognized tax benefits will change within twelve months due to audit settlements or the expiration of statute of limitations, but the Company does not expect the change to be material to the consolidated financial statements.
The Company recognizes interest and, if applicable, penalties (not included in the “unrecognized tax benefits” table above) for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense. In the years ended September 30, 2016, 2015 and 2014, the Company recorded approximately $18,000, $466,000 and $5,000, respectively, of interest and penalty expense related to uncertain tax positions. As of September 30, 2016 and 2015, the Company had a cumulative balance of accrued interest and penalties on unrecognized tax positions of $920,000 and $902,000, respectively.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2012. The Company is currently under audit by the IRS for fiscal year 2014 and various states for fiscal years 2011 through 2014. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore, and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2015 for the United Kingdom, 2010 for Japan, 2011 for Singapore, and 2012 for Australia. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years 2012 and 2013 state income tax returns.
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
1998 Equity Incentive Plan. In November 1998, the Company adopted the 1998 Equity Incentive Plan, or the 1998 Plan, which provided for discretionary grants of non-qualified and incentive stock options, stock purchase awards and stock bonuses for employees and other service providers. The 1998 Plan expired on November 11, 2008 and no shares remain available for awards under the 1998 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 1998 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. During the fiscal years 2016 and 2015, the Company issued no stock options, stock purchase awards or stock bonuses under this plan. As of September 30, 2016, there were no options outstanding under the 1998 Plan.
2011 Employee Stock Purchase Plan. In April 2012, the Board of Directors amended and restated the Company’s 1999 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan. A total of 8,000,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than 10,000 shares during an offering period. In addition, no employee may purchase more than $25,000 worth of stock, determined by the fair market value of the shares at the time such option is granted, in one calendar year. The Employee Stock Purchase Plan has been implemented in a series of offering periods, each 6 months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. As of September 30, 2016 there were 1,596,248 shares available for awards under the Employee Stock Purchase Plan.
Acquisition Related Incentive Plans. In connection with the Company’s acquisition of Acopia in the fourth quarter of fiscal year 2007, the Company assumed the Acopia 2001 Stock Incentive Plan, or the Acopia Plan. Unvested options to acquire Acopia’s common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 2,230,703 shares of common stock were reserved for issuance under the Acopia Plan. The plan provided for discretionary grants of non-qualified and incentive stock options, restricted stock awards and other stock-based awards to persons who were employees, officers, directors, consultants or advisors to Acopia on or prior to September 12, 2007. During the fiscal year 2016, the Company issued no stock options or restricted stock units under the Acopia Plan. As of September 30, 2016, there were options to purchase 7,619 shares outstanding and no shares available for awards under the Acopia Plan. The

Company terminated the Acopia Plan effective November 1, 2008 and no additional shares may be issued from the Acopia Plan.
In connection with the Company’s acquisition of Traffix Systems in the second quarter of fiscal year 2012, the Company assumed the Traffix 2007 Israeli Employee Share Option Plan, or the Traffix Plan. Unvested options to acquire Traffix’s common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 106,829 shares of common stock were reserved for issuance under the Traffix Plan. The plan provided for grants of stock options to persons who were employees, officers, directors, consultants or advisors to Traffix on or prior to February 21, 2012. During the fiscal year 2016, the Company issued no stock options or restricted stock units under the Traffix Plan. As of September 30, 2016, there were options to purchase 774 shares outstanding and no shares available for additional awards under the Traffix Plan. The Company terminated the Traffix Plan effective January 3, 2014 and no additional shares may be issued from the Traffix Plan.
In February 2013, the Company adopted the LineRate Acquisition Equity Incentive Plan, or the LineRate Acquisition Plan. The LineRate Acquisition Plan provided for discretionary grants of non-statutory stock options and stock units for employees, directors and consultants of LineRate Systems to whom the Company offered employment in connection with the Company’s acquisition of LineRate Systems. A total of 100,000 shares of common stock were reserved for issuance under the LineRate Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the LineRate Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2016, the Company issued no stock options or restricted stock units under the LineRate Acquisition Plan. As of September 30, 2016, there were no options outstanding, 10,041 restricted stock units outstanding and no shares available for awards under the LineRate Acquisition Plan. The Company terminated the LineRate Acquisition Plan effective January 3, 2014 and no additional shares may be issued from the LineRate Acquisition Plan.
In connection with the Company’s acquisition of LineRate Systems in the second quarter of fiscal year 2013, the Company assumed the LineRate Systems, Inc. Third Amended and Restated 2009 Equity Incentive Plan, or the LineRate Plan. Unvested options to acquire LineRate Systems' common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 201,478 shares of common stock were reserved for issuance under the LineRate Plan. The plan provided for grants of stock options to persons who were employees, officers, directors, consultants or advisors to LineRate Systems on or prior to February 11, 2013. During the fiscal year 2016, the Company issued no stock options or restricted stock units under the LineRate Plan. As of September 30, 2016, there were options to purchase 1,000 shares outstanding and no shares available for additional awards under the LineRate Plan. The Company terminated the LineRate Plan effective January 3, 2014 and no additional shares may be issued from the LineRate Plan.
In September 2013, the Company adopted the Versafe Acquisition Equity Incentive Plan, or the Versafe Acquisition Plan. The Versafe Acquisition Plan provided for discretionary grants of non-statutory stock options and stock units for employees, directors and consultants of Versafe Ltd. to whom the Company offered employment in connection with the Company’s acquisition of Versafe. A total of 60,000 shares of common stock were reserved for issuance under the Versafe Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Versafe Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2016, the Company issued no stock options or restricted stock units under the Versafe Acquisition Plan. As of September 30, 2016, there were no options outstanding, 2,120 restricted stock units outstanding and no shares available for awards under the Versafe Acquisition Plan. The Company terminated the Versafe Acquisition Plan effective January 3, 2014 and no additional shares may be issued from the Versafe Acquisition Plan.
In May 2014, the Company adopted the Defense.Net Acquisition Equity Incentive Plan, or the Defense.Net Acquisition Plan. The Defense.Net Acquisition Plan provided for discretionary grants of non-statutory stock options and stock units for employees, directors and consultants of Defense.Net, Inc. to whom the Company offered employment in connection with the Company’s acquisition of Defense.Net. A total of 30,000 shares of common stock were reserved for issuance under the Defense.Net Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Defense.Net Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2016, the Company issued no stock options or restricted stock units under the Defense.Net Acquisition Plan. As of September 30, 2016, there were no options outstanding, 11,500 restricted stock units outstanding and no shares available for awards under the Defense.Net Acquisition Plan. The Company terminated the Defense.Net Acquisition Plan effective January 5, 2015 and no additional shares may be issued from the Defense.Net Acquisition Plan.
In connection with the Company’s acquisition of Defense.Net, Inc. in the third quarter of fiscal year 2014, the Company assumed the Defense.Net, Inc. 2012 Stock Option and Grant Plan, or the Defense.Net Plan. Unvested options to acquire Defense.Net's common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 84,375 shares of common stock were reserved for issuance under the Defense.Net Plan. The plan provided for grants of stock options to persons who were employees, officers, directors, consultants or advisors to Defense.Net, Inc. on or prior to May 22, 2014. During the fiscal year 2016, the Company issued no stock options or restricted stock units under the Defense.Net Plan. As of September 30, 2016, there were options to purchase 3,181 shares outstanding and no shares available for additional awards under the Defense.Net Plan. The Company terminated the Defense.Net Plan effective January 5, 2015 and no additional shares may be issued from the Defense.Net Plan.
2014 Incentive Plan. In March 2014, the Company adopted the 2014 Incentive Plan, or the 2014 Plan, which amended and restated the 2005 Equity Incentive Plan. The 2014 Plan provides for discretionary grants of non-statutory stock options and stock units for employees, including officers, and other service providers. A total of 17,630,000 shares of common stock have been reserved for issuance under the 2014 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 2014 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. During the fiscal year 2016, the Company issued no stock options, 101,073 performance stock units and 1,557,145 restricted stock units under the 2014 Plan. As of September 30, 2016, there were no options outstanding, 49,528 performance stock units outstanding, 1,442,170 restricted stock units outstanding and 3,195,747 shares available for new awards under the 2014 Plan.
A majority of the restricted stock units the Company grants to its employees vest quarterly over a two-year period. The restricted stock units under all plans were granted during fiscal years 2016, 2015 and 2014 with a per-share weighted average fair value of $109.65, $124.16 and $83.81, respectively. The fair value of restricted stock units vested during fiscal years 2016, 2015 and 2014 was $137.7 million, $151.4 million and $128.9 million, respectively.
A summary of restricted stock unit activity under the 2014 Plan is as follows:

	Performance Stock Units		Restricted Stock Units
	Outstanding Performance Stock Units	Weighted Average Grant Date Fair Value	Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, September 30, 2015	20,905	$123.36	1,352,752	$113.14
Units granted	101,073	111.12	1,557,145	109.55
Units vested	(64,542)	108.55	(1,175,398)	107.99
Units cancelled	(7,908)	114.12	(292,329)	111.34
Balance, September 30, 2016	49,528	$110.50	1,442,170	$111.45

A summary of stock option activity under all of the Company’s plans is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
Balance, September 30, 2015	32,079	$14.18
Options granted	—	—
Options exercised	(19,073)	9.42
Options cancelled	(432)	1.36
Balance, September 30, 2016	12,574	$21.84
No stock options were granted in fiscal years 2016 and 2015. All stock options granted in fiscal year 2014 were assumed as part of the acquisition of Defense.Net in the third fiscal quarter.
The total intrinsic value of options exercised during fiscal 2016, 2015 and 2014 was $1.9 million, $4.4 million and $14.1 million, respectively.

	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value(1)
				(In thousands)
Stock options outstanding	12,574	3.03	$21.84	$1,293
Exercisable	10,176	2.13	$26.22	$1,002
Vested and expected to vest	12,496	3.01	$21.96	$1,283

(1)	Aggregate intrinsic value represents the difference between the fair value of the Company’s common stock underlying these options at September 30, 2016 and the related exercise prices.
As of September 30, 2016, equity based awards (including stock options and restricted stock units) are available for future issuance as follows:

Awards Available for Grant
Balance, September 30, 2015	4,553,728
Granted	(1,658,218)
Cancelled	313,522
Additional shares reserved (terminated), net	(13,285)
Balance, September 30, 2016	3,195,747
7. Commitments and Contingencies
Operating Leases
The majority of the Company’s operating lease payments relate to the Company’s four building corporate headquarters in Seattle, Washington. The leases for all four buildings will expire in 2022 with options for renewal. The Company also leases additional office space for product development and sales and support personnel in the United States and internationally.
In October 2006, the Company entered into an agreement to lease a total of approximately 137,000 square feet of office space in a building known as 333 Elliott West, which is adjacent to the four buildings that serve as the Company’s corporate headquarters. The lease expires in 2018. The Company is currently subleasing all floors of this building.
Future minimum operating lease payments, net of sublease income, are as follows (in thousands):

	Gross Lease Payments	Sublease Income	Net Lease Payments
2017	27,289	4,197	23,092
2018	23,623	2,828	20,795
2019	18,675	—	18,675
2020	18,116	—	18,116
2021	16,975	—	16,975
Thereafter	30,314	—	30,314
	$134,992	$7,025	$127,967
Rent expense under non-cancelable operating leases amounted to approximately $30.1 million, $28.3 million, and $28.6 million for the fiscal years ended September 30, 2016, 2015, and 2014, respectively.
Purchase Obligations
Purchase obligations are comprised of purchase commitments with the Company’s contract manufacturers. The agreement with the Company’s primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on the Company’s production forecast. The Company is obligated to purchase component inventory that the contract manufacturer procures in accordance with the forecast, unless cancellation is given within applicable lead times. As of September 30, 2016, the Company’s purchase obligations were $20.7 million.

Litigation
On May 1, 2013, Radware, Ltd. and Radware, Inc. (Radware), filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California seeking an unspecified amount of monetary damages, as well as interest, costs, and injunctive relief, based upon allegations that the Company infringed three Radware patents related to devices for ISP link load balancing. The Company answered the Complaint, denied the substantive allegations, and sought a declaratory judgment that the asserted claims were invalid. The Company also counter-claimed alleging that Radware had infringed certain Company patents. F5 was granted summary judgment of non-infringement of one of Radware’s three patents before trial. Radware’s remaining infringement claims proceeded to trial and on March 15, 2016, the jury returned a verdict finding that F5 had not proven that the asserted patents were invalid, that the Company willfully infringed one of the two patents and that Radware was due $6.4 million in damages. On August 22, 2016, the Court, in response to various post-trial motions, granted F5 judgment as a matter of law on Radware’s claim of willful infringement (and thus denied Radware’s motion for treble damages and attorneys’ fees), awarded prejudgment interest, and issued an injunction.  On September 7, 2016, the Court entered judgment in the amount of $6,870,978.95 in favor of Radware on its claims, and $40,000 in favor of F5 on its counterclaim (pursuant to an offer and acceptance of judgment).  On October 5, 2016, F5 moved for a new trial on invalidity.  That motion is still pending and has suspended the time for appeal.  Separately, Radware has requested an award of $192,000 in costs.  F5 has objected to the request and it remains pending.
 In addition, on April 4, 2016, the Company sued Radware, Inc. in the United States District Court for the Western District of Washington accusing Radware products of infringing three additional Company patents. The Company’s complaint seeks a jury trial and an unspecified amount of monetary damages, as well as interest, costs, and injunctive relief. There is no schedule set in the case at this time.
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
The Company records an accrual for loss contingencies for legal proceedings when it believes that an unfavorable outcome is both (a) probable and (b) the amount or range of any possible loss is reasonably estimable. In the second quarter of fiscal 2016, the Company recorded an accrual related to the Radware litigation mentioned above of $6.4 million for the verdict and $2.5 million for legal fees and other costs associated with the litigation. In the third and fourth quarters of fiscal 2016, the Company recorded a credit of $0.5 million and an additional accrual of $0.6 million, respectively, related to other costs associated with the litigation. The Company has not recorded any other accruals for loss contingencies associated with other legal proceedings.
8. Employee Benefit Plans
The Company has a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their compensation. The Company may, at its discretion, match a portion of the employees’ eligible contributions. Contributions by the Company to the plan during the years ended September 30, 2016, 2015, and 2014 were approximately $9.5 million, $8.9 million and $7.2 million, respectively. Contributions made by the Company vest over four years.
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

The following presents revenues by geographic region (in thousands):

	Years Ended September 30,
	2016	2015	2014
Americas:
United States	$1,019,054	$1,004,601	$896,010
Other	106,228	94,906	89,786
Total Americas	1,125,282	1,099,507	985,796
EMEA	487,966	464,078	404,300
Japan	94,767	88,297	90,131
Asia Pacific	287,019	267,941	251,819
	$1,995,034	$1,919,823	$1,732,046
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Years Ended September 30,
	2016	2015	2014
Westcon Group, Inc.	18.7%	17.6%	14.5%
Ingram Micro, Inc.	14.9%	16.1%	17.4%
Avnet Technology Solutions	13.3%	13.8%	14.0%
Arrow ECS	10.1%	10.4%	—
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	September 30,
	2016	2015
United States	$105,480	$77,223
EMEA	13,789	14,574
Other countries	3,979	4,112
	$123,248	$95,909

10. Quarterly Results of Operations (Unaudited)
The following presents the Company’s unaudited quarterly results of operations for the eight quarters ended September 30, 2016. The information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. This unaudited information has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that were considered necessary for a fair statement of the Company’s operating results for the quarters presented.

	Three Months Ended
	Sept. 30, 2016	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014
	(Unaudited and in thousands, except per share data)
Net revenues
Products	$252,984	$231,366	$225,441	$234,678	$257,719	$248,767	$244,116	$240,937
Services	272,365	265,156	258,236	254,808	243,582	234,819	228,027	221,856
Total	525,349	496,522	483,677	489,486	501,301	483,586	472,143	462,793
Cost of net revenues
Products	43,591	40,474	39,908	42,651	44,505	44,050	43,600	42,070
Services	41,358	43,869	42,322	43,032	40,153	41,609	38,996	37,278
Total	84,949	84,343	82,230	85,683	84,658	85,659	82,596	79,348
Gross profit	440,400	412,179	401,447	403,803	416,643	397,927	389,547	383,445
Operating expenses
Sales and marketing	158,198	156,620	156,469	157,456	151,653	150,833	151,238	148,816
Research and development	83,746	83,042	86,294	81,145	77,665	74,337	74,521	70,060
General and administrative	35,193	34,182	34,803	34,253	39,726	32,627	30,933	32,254
Litigation expense	630	(527)	8,948	—	—	—	—	—
Total operating expenses	277,767	273,317	286,514	272,854	269,044	257,797	256,692	251,130
Income from operations	162,633	138,862	114,933	130,949	147,599	140,130	132,855	132,315
Other income, net	268	978	133	1,135	1,865	720	3,266	2,594
Income before income taxes	162,901	139,840	115,066	132,084	149,464	140,850	136,121	134,909
Provision for income taxes	53,966	48,051	39,651	42,368	52,427	47,678	50,392	45,833
Net income	$108,935	$91,789	$75,415	$89,716	$97,037	$93,172	$85,729	$89,076
Net income per share — basic	$1.66	$1.37	$1.12	$1.29	$1.37	$1.30	$1.19	$1.21
Weighted average shares — basic	65,772	66,851	67,549	69,554	70,679	71,509	72,240	73,350
Net income per share — diluted	$1.64	$1.37	$1.11	$1.28	$1.36	$1.29	$1.18	$1.21
Weighted average shares — diluted	66,262	67,235	67,804	69,878	71,098	71,957	72,711	73,857

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the results of this assessment and on those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2016.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
During the fourth fiscal quarter, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Certain information required by this item regarding the Company’s directors and executive officers is incorporated herein by reference to the sections entitled “Board of Directors — Nominees and Continuing Directors,” “Corporate Governance — Committees of the Board — Audit Committee” and “— Code of Ethics for Senior Financial Officers” and “— Director Nomination,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement that will be furnished to the SEC no later than January 28, 2017 (the “Proxy Statement”). Additional information regarding the Company’s directors and executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Directors and Executive Officers of the Registrant.”

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
Dated: November 4, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/S/ JOHN MCADAM	Chief Executive Officer, President, and Director (principal executive officer)	November 4, 2016
John McAdam

By:	/S/ ANDY REINLAND	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)	November 4, 2016
Andy Reinland

By:	/S/ ALAN J. HIGGINSON	Director	November 4, 2016
Alan J. Higginson

By:	/S/ A. GARY AMES	Director	November 4, 2016
A. Gary Ames

By:	/S/ SANDRA BERGERON	Director	November 4, 2016
Sandra Bergeron

By:	/S/ DEBORAH L. BEVIER	Director	November 4, 2016
Deborah L. Bevier

By:	/S/ JONATHAN CHADWICK	Director	November 4, 2016
Jonathan Chadwick

By:	/S/ MICHAEL L. DREYER	Director	November 4, 2016
Michael L. Dreyer

By:	/S/ PETER KLEIN	Director	November 4, 2016
Peter Klein

By:	/S/ STEPHEN SMITH	Director	November 4, 2016
Stephen Smith

EXHIBIT INDEX

Exhibit Number			Exhibit Description
2.1		—
Agreement and Plan of Merger dated as of May 31, 2004, by and among the Registrant, Fire5, Inc., a wholly owned subsidiary of the Registrant, MagniFire Websystems, Inc., and Lucent Venture Partners III LLC(1)

3.1		—	Third Amended and Restated Articles of Incorporation of the Registrant(6)
3.2		—	Fifth Amended and Restated Bylaws of F5 Networks, Inc.(19)
4.1		—	Specimen Common Stock Certificate(3)
10.1		—	Second Amended and Restated Office Lease Agreement dated April 5, 2010, between the Registrant and CLP--Elliott West, L.P.(7)
10.2		—	Sublease Agreement dated March 30, 2001 between the Registrant and Cell Therapeutics, Inc.(5)
10.3		—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(3) §
10.4		—	2011 Employee Stock Purchase Plan(15) §
10.5		—	Incentive Compensation Plan for Executive Officers(8) §
10.6		—	Office Lease Agreement with Selig Real Estate Holdings IIX, L.L.C. dated October 31, 2006(9)
10.7		—	First Amendment to Sublease Agreement dated April 13, 2001 between the Registrant and Cell Therapeutics, Inc.(11)
10.8		—	Second Amendment to Sublease Agreement dated March 6, 2002 between the Registrant and Cell Therapeutics, Inc.(11)
10.9		—	Third Amendment to Sublease Agreement dated as of December 22, 2005 between the Registrant and Cell Therapeutics, Inc.(11)
10.10		—	Assumed Acopia Networks, Inc. 2001 Stock Incentive Plan(12) §
10.11		—	Acopia Acquisition Equity Incentive Plan(12) §
10.12		—	Form of Restricted Stock Unit Agreement under the Acopia Acquisition Equity Incentive Plan (with acceleration upon change of control)(13) §
10.13		—	Form of Restricted Stock Unit Agreement under the Acopia Acquisition Equity Incentive Plan (no acceleration upon change of control)(13) §
10.14		—	Form of Change of Control Agreement between F5 Networks, Inc. and the executive officers(14) §
10.15		—	Traffix Communication Systems Ltd. 2007 Israeli Employee Share Option Plan(16) §
10.16		—	Traffix Communication Systems Ltd. Acquisition Equity Incentive Plan(16) §
10.17		—	LineRate Systems, Inc. Third Amended and Restated 2009 Equity Incentive Plan(17) §
10.18		—	LineRate Systems, Inc. Acquisition Equity Incentive Plan(17) §
10.19		—	Versafe Ltd. Acquisition Equity Incentive Plan(18) §
10.20		—	2014 Incentive Plan(20) §
10.21		—	Defense.Net, Inc. 2012 Stock Option and Grant Plan(21) §
10.22		—	Defense.Net Acquisition Equity Incentive Plan(21) §
10.23		—	Form of 2014 Incentive Plan Award Agreement (Accelerated Vesting) as revised November 2014 §
10.24		—	Retirement Agreement between John McAdam and F5 Networks, Inc.(22)
10.25		—	Waiver and Non-Competition Agreement and General Release of all Claims(23)
10.26		—	Separation and Consulting Agreement and General Release of all Claims(24)
21.1	*	—	Subsidiaries of the Registrant
23.1	*	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	—	XBRL Instance Document
101.SCH	*	—	XBRL Taxonomy Extension Schema Document

Exhibit Number			Exhibit Description
101.CAL	*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

§	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Current Report on Form 8-K dated May 31, 2004 and filed with the SEC on June 2, 2004.

(2)	Incorporated by reference from Current Report on Form 8-K dated October 4, 2005 and filed with the SEC on October 5, 2005.

(3)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(6)	Incorporated by reference from Current Report on Form 8-K dated March 19, 2013 and filed with the SEC on March 19, 2013.

(7)	Incorporated by reference from Current Report on Form 8-K dated April 5, 2010 and filed with the SEC on April 8, 2010.

(8)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2004.

(9)	Incorporated by reference from Current Report on Form 8-K dated October 31, 2006 and filed with the SEC on November 3, 2006.

(10)	Incorporated by reference from Current Report on Form 8-K dated August 6, 2007 and filed with the SEC on August 8, 2007.

(11)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2006.

(12)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-146195.

(13)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2007.

(14)	Incorporated by reference from Current Report on Form 8-K dated April 29, 2009 and filed with the SEC on May 4, 2009.

(15)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(16)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-179794.

(17)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-186765.

(18)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-191773.

(19)	Incorporated by reference from Current Report on Form 8-K dated April 22, 2015 and filed with the SEC on April 22, 2015.

(20)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-194620.

(21)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-196405.

(22)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

(23)	Incorporated by reference from Current Report on Form 8-K dated December 13, 2015 and filed with the SEC on January 6, 2016.

(24)	Incorporated by reference from Current Report on Form 8-K dated September 26, 2016 and filed with the SEC on September 30, 2016.