Form 10-Q
period 2016-12-31
F5 NETWORKS INC
filed 2017-02-01
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of January 27, 2017 was 64,787,647.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31, 2016	September 30, 2016
ASSETS
Current assets
Cash and cash equivalents	$572,934	$514,571
Short-term investments	400,909	367,824
Accounts receivable, net of allowances of $2,609 and $2,062	313,211	268,175
Inventories	33,678	34,051
Deferred tax assets	54,058	51,601
Other current assets	52,706	52,579
Total current assets	1,427,496	1,288,801
Property and equipment, net	128,667	123,248
Long-term investments	222,999	276,375
Deferred tax assets	1,956	2,044
Goodwill	555,965	555,965
Other assets, net	60,012	59,890
Total assets	$2,397,095	$2,306,323
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$49,925	$34,117
Accrued liabilities	198,832	178,353
Deferred revenue	669,926	631,768
Total current liabilities	918,683	844,238
Other long-term liabilities	35,841	34,138
Deferred revenue, long-term	244,322	238,473
Deferred tax liabilities	3,256	4,212
Total long-term liabilities	283,419	276,823
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 64,788 and 65,315 shares issued and outstanding	17,280	13,191
Accumulated other comprehensive loss	(16,048)	(13,194)
Retained earnings	1,193,761	1,185,265
Total shareholders’ equity	1,194,993	1,185,262
Total liabilities and shareholders’ equity	$2,397,095	$2,306,323
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended December 31,
	2016	2015
Net revenues
Products	$239,483	$234,678
Services	276,475	254,808
Total	515,958	489,486
Cost of net revenues
Products	41,676	42,651
Services	43,586	43,032
Total	85,262	85,683
Gross profit	430,696	403,803
Operating expenses
Sales and marketing	164,514	157,456
Research and development	87,050	81,145
General and administrative	41,678	34,253
Total	293,242	272,854
Income from operations	137,454	130,949
Other income, net	2,643	1,135
Income before income taxes	140,097	132,084
Provision for income taxes	45,879	42,368
Net income	$94,218	$89,716
Net income per share — basic	$1.45	$1.29
Weighted average shares — basic	65,195	69,554
Net income per share — diluted	$1.44	$1.28
Weighted average shares — diluted	65,645	69,878
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended December 31,
	2016	2015
Net income	$94,218	$89,716
Other comprehensive loss:
Foreign currency translation adjustment	(2,079)	(96)
Available-for-sale securities:
Unrealized losses on securities, net of taxes of $(464) and $(686) for the three months ended December 31, 2016 and 2015, respectively	(773)	(1,143)
Reclassification adjustment for realized (gains) losses included in net income, net of taxes of $1 and $(10) for the three months ended December 31, 2016 and 2015, respectively	(2)	17
Net change in unrealized losses on available-for-sale securities, net of tax	(775)	(1,126)
Total other comprehensive loss	(2,854)	(1,222)
Comprehensive income	$91,364	$88,494
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended December 31,
	2016	2015
Operating activities
Net income	$94,218	$89,716
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss on disposition of assets and investments	30	27
Stock-based compensation	46,611	38,233
Provisions for doubtful accounts and sales returns	291	297
Depreciation and amortization	14,887	13,763
Deferred income taxes	(2,945)	4,237
Changes in operating assets and liabilities:
Accounts receivable	(45,327)	(22)
Inventories	374	146
Other current assets	(306)	(568)
Other assets	391	45
Accounts payable and accrued liabilities	37,082	3,761
Deferred revenue	44,006	54,236
Net cash provided by operating activities	189,312	203,871
Investing activities
Purchases of investments	(98,983)	(107,340)
Maturities of investments	105,744	95,586
Sales of investments	11,211	47,742
Decrease in restricted cash	32	39
Acquisition of intangible assets	(4,000)	(3,250)
Purchases of property and equipment	(14,133)	(13,292)
Net cash (used in) provided by investing activities	(129)	19,485
Financing activities
Excess tax benefit from stock-based compensation	2,940	1,194
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	18,836	18,474
Repurchase of common stock	(150,021)	(200,035)
Net cash used in financing activities	(128,245)	(180,367)
Net increase in cash and cash equivalents	60,938	42,989
Effect of exchange rate changes on cash and cash equivalents	(2,575)	(152)
Cash and cash equivalents, beginning of period	514,571	390,460
Cash and cash equivalents, end of period	$572,934	$433,297
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
Basis of Presentation
The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
Certain prior year amounts relating to the tax effects of unrealized gains and losses on securities, have been corrected and reclassified as tax expenses and benefits, respectively, to conform to the current year presentation in the Consolidated Statements of Comprehensive Income. The corrected and reclassified amounts are considered immaterial and there was no change to comprehensive income as a result.
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
If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the provisions of authoritative guidance require that the Company perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. In March 2016, the Company completed a qualitative assessment of potential impairment indicators and concluded that it was more-likely-than-not that the fair value of its reporting unit exceeded its carrying amount. The Company considered potential impairment indicators of goodwill and acquired intangible assets at December 31, 2016 and noted no indicators of impairment.
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
Stock-Based Compensation
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $46.6 million and $38.2 million of stock-based compensation expense for the three months ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there was $230.2 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
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
As of December 31, 2016, the following annual equity grants for executive officers or a portion thereof are outstanding:

Grant Date	RSUs Granted	Vesting Schedule	Vesting Period	Date Fully Vested
November 1, 2016	115,347	Quarterly	4 years	November 1, 2020
November 2, 2015	145,508	Quarterly	4 years	November 1, 2019
November 1, 2014	171,575	Quarterly	4 years	November 1, 2018
November 1, 2013	231,320	Quarterly	4 years	November 1, 2017
The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment.
Common Stock Repurchase
On April 20, 2016, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $2.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of December 31, 2016, the Company had repurchased and retired 1,055,640 shares at an average price of $142.11 per share during fiscal year 2017 and the Company had $623.7 million remaining authorized to purchase shares.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended December 31,
	2016	2015
Numerator
Net income	$94,218	$89,716
Denominator
Weighted average shares outstanding — basic	65,195	69,554
Dilutive effect of common shares from stock options and restricted stock units	450	324
Weighted average shares outstanding — diluted	65,645	69,878
Basic net income per share	$1.45	$1.29
Diluted net income per share	$1.44	$1.28
For the three months ended December 31, 2016, there were no common shares potentially issuable from stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock. For the three months ended December 31, 2015, an immaterial amount of common shares potentially issuable from stock options were excluded from the calculation of diluted earnings per share.

Comprehensive Income
Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains or losses on securities and foreign currency translation adjustments are included in accumulated other comprehensive income or loss.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 and the related amendments outline a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The Company has initiated an assessment of its systems, data and processes related to the implementation of this accounting standard. Preliminarily, the Company plans to adopt ASU 2014-09 in the first quarter of fiscal 2019 and is currently assessing the impact that this updated standard will have on its consolidated financial statements and footnote disclosures.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.
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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which will require a company’s cash flow statement to explain the changes during a reporting period of the totals for cash, cash equivalents, restricted cash, and restricted cash equivalents. Additionally, amounts for restricted cash and restricted cash equivalents are to be included with cash and cash equivalents if the cash flow statement includes a reconciliation of the total cash balances for a reporting period. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which provides a more robust framework to use in determining when a set of assets and activities is considered a business. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for certain transactions. The Company is currently assessing the impact that this updated standard will have on its consolidated financial statements and footnote disclosures.
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

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at December 31, 2016, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2016
Cash equivalents	$47,109	$—	$—	$47,109
Short-term investments
Available-for-sale securities — certificates of deposits	—	1,986	—	1,986
Available-for-sale securities — corporate bonds and notes	—	241,252	—	241,252
Available-for-sale securities — municipal bonds and notes	—	60,508	—	60,508
Available-for-sale securities — U.S. government securities	—	86,454	—	86,454
Available-for-sale securities — U.S. government agency securities	—	10,709	—	10,709
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	99,885	—	99,885
Available-for-sale securities — municipal bonds and notes	—	36,528	—	36,528
Available-for-sale securities — U.S. government securities	—	15,996	—	15,996
Available-for-sale securities — U.S. government agency securities	—	70,590	—	70,590
Total	$47,109	$623,908	$—	$671,017

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2016, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2016
Cash equivalents	$56,525	$—	$—	$56,525
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	223,358	—	223,358
Available-for-sale securities — municipal bonds and notes	—	53,621	—	53,621
Available-for-sale securities — U.S. government securities	—	72,521	—	72,521
Available-for-sale securities — U.S. government agency securities	—	18,324	—	18,324
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	131,427	—	131,427
Available-for-sale securities — municipal bonds and notes	—	27,050	—	27,050
Available-for-sale securities — U.S. government securities	—	27,023	—	27,023
Available-for-sale securities — U.S. government agency securities	—	90,875	—	90,875
Total	$56,525	$644,199	$—	$700,724
The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three months ended December 31, 2016, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.

3. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

December 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposits	$1,985	$1	$—	$1,986
Corporate bonds and notes	241,425	31	(204)	241,252
Municipal bonds and notes	60,580	—	(72)	60,508
U.S. government securities	86,503	9	(58)	86,454
U.S. government agency securities	10,710	—	(1)	10,709
	$401,203	$41	$(335)	$400,909

September 30, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$223,448	$38	$(128)	$223,358
Municipal bonds and notes	53,657	1	(37)	53,621
U.S. government securities	72,497	31	(7)	72,521
U.S. government agency securities	18,318	6	—	18,324
	$367,920	$76	$(172)	$367,824
Long-term investments consist of the following (in thousands):

December 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$100,240	$30	$(385)	$99,885
Municipal bonds and notes	36,694	12	(178)	36,528
U.S. government securities	16,024	—	(28)	15,996
U.S. government agency securities	70,860	6	(276)	70,590
	$223,818	$48	$(867)	$222,999

September 30, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$131,273	$249	$(95)	$131,427
Municipal bonds and notes	27,017	46	(13)	27,050
U.S. government securities	26,989	36	(2)	27,023
U.S. government agency securities	90,877	52	(54)	90,875
	$276,156	$383	$(164)	$276,375
The amortized cost and fair value of fixed maturities at December 31, 2016, by contractual years-to-maturity, are presented below (in thousands):

	Cost or Amortized Cost	Fair Value
One year or less	$401,203	$400,909
Over one year	223,818	222,999
	$625,021	$623,908

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2016 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$97,318	$(363)	$154,566	$(226)	$251,884	$(589)
Municipal bonds and notes	46,780	(186)	43,023	(64)	89,803	(250)
U.S. government securities	65,955	(85)	8,992	(1)	74,947	(86)
U.S. government agency securities	55,837	(236)	12,208	(41)	68,045	(277)
Total	$265,890	$(870)	$218,789	$(332)	$484,679	$(1,202)
The Company invests in securities that are rated investment grade or better. The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of December 31, 2016, there were no investments in its portfolio that were other-than-temporarily impaired.
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
Inventories consist of the following (in thousands):

	December 31, 2016	September 30, 2016
Finished goods	$22,510	$23,642
Raw materials	11,168	10,409
	$33,678	$34,051
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of December 31, 2016 and December 31, 2015 were not considered material.
Commitments
As of December 31, 2016, the Company’s principal commitments consisted of obligations outstanding under operating leases. The Company leases its facilities under operating leases that expire at various dates through 2025. There have been no material changes in the Company’s principal lease commitments compared to those discussed in Note 7 to its annual consolidated financial statements.
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
Legal Proceedings
On May 1, 2013, Radware, Ltd. and Radware, Inc. (Radware), filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California seeking an unspecified amount of monetary damages, as well as interest, costs, and injunctive relief, based upon allegations that the Company infringed three Radware patents related to devices for ISP link load balancing. The Company answered the Complaint, denied the substantive allegations, and sought a declaratory judgment that the asserted claims were invalid. The Company also counter-claimed alleging that Radware had infringed certain Company patents relating to cookie persistence. F5 was granted summary judgment of non-infringement of one of Radware’s three patents, and was also granted summary judgment of non-infringement with respect to the other two patents in connection with a design-around. F5 also took an offer of judgment as to Radware’s infringement of its patents. Radware’s damages claims and F5’s invalidity claims proceeded to trial and on March 15, 2016, the jury returned a verdict finding that F5 had not proven that the asserted patents were invalid, that the Company willfully infringed one of the two patents and that Radware was due $6.4 million in damages. On August 22, 2016, the Court, in response to various post-trial motions, granted F5 judgment as a matter of law on Radware’s claim of willful infringement (and thus denied Radware’s motion for treble damages and attorneys’ fees), awarded prejudgment interest, and issued an injunction. On September 7, 2016, the Court entered judgment in the amount of $6,870,978.95 in favor of Radware on its claims, and $40,000 in favor of F5 on its counterclaim (pursuant to the offer and acceptance of judgment). On October 5, 2016, F5 moved for a new trial on invalidity. That motion was denied. F5 has appealed the denial of the motion and Radware has appealed the summary judgments of non-infringement, the district court’s exclusion of certain evidence, and the grant of judgment as a matter of law on the willfulness claim. Separately, Radware has requested an award of $192,000 in costs. F5 has objected to the request and it remains pending.
In addition, on April 4, 2016, the Company sued Radware, Inc. in the United States District Court for the Western District of Washington accusing Radware products of infringing three additional Company patents. The Company’s complaint seeks a jury trial and an unspecified amount of monetary damages, as well as interest, costs, and injunctive relief. Radware moved to dismiss the allegations of one patent but the motion was denied. Radware has separately asserted that F5 is infringing U.S. patent no. 9,231,853, another ISP link load balancing patent. F5 has denied infringement and has separately filed an inter partes review petition on the grounds that the patent is invalid. Claim construction briefing is scheduled over the next six months, but no claim construction hearing or trial is scheduled at this point.
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
The Company records an accrual for loss contingencies for legal proceedings when it believes that an unfavorable outcome is both (a) probable and (b) the amount or range of any possible loss is reasonably estimable. In fiscal 2016, the Company recorded an accrual related to the Radware litigation mentioned above of $7.0 million for the verdict. The Company has not recorded any other accruals for loss contingencies associated with other legal proceedings.
6. Income Taxes
The effective tax rate was 32.7% and 32.1% for the three months ended December 31, 2016 and 2015, respectively.
At December 31, 2016, the Company had $16.0 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements.  The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2012. The Company is currently under audit by various states for fiscal years 2011 through 2015. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2015 for the United Kingdom, 2011 for Japan, 2012 for Singapore, and 2012 for Australia. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years 2012 and 2013 state income tax returns.
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
The following presents revenues by geographic region (in thousands):

	Three months ended December 31,
	2016	2015
Americas:
United States	$256,250	$239,190
Other	30,453	27,944
Total Americas	286,703	267,134
EMEA	129,914	127,988
Japan	24,774	22,652
Asia Pacific	74,567	71,712
	$515,958	$489,486
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended December 31,
	2016	2015
Westcon Group, Inc.	18.8%	19.7%
Ingram Micro, Inc.	16.0%	14.6%
Avnet Technology Solutions	12.3%	13.9%
Arrow ECS	10.1%	11.0%

The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	December 31, 2016	September 30, 2016
United States	$111,100	$105,480
EMEA	13,456	13,789
Other countries	4,111	3,979
	$128,667	$123,248

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances and are generally identified by the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions. These forward-looking statements are based on current information and expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A. “Risk Factors” herein and in other documents we file from time to time with the Securities and Exchange Commission. We assume no obligation to revise or update any such forward-looking statements.
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
Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:

•
Revenues. The majority of our revenues are derived from sales of our application delivery networking (ADN) products including our BIG-IP appliances and high end VIPRION chassis and related software modules and our software-only Virtual Editions; Local Traffic Manager (LTM), DNS Services (formerly Global Traffic Manager); Advanced Firewall Manager (AFM) and Policy Enforcement Manager (PEM), that leverage the unique performance characteristics of our hardware and software architecture; and products that incorporate acquired technology, including Application Security Manager (ASM) and Access Policy Manager (APM); signaling delivery controller products (SDC); and the WebSafe, MobileSafe, Secure Web Gateway and Silverline DDoS and Application security offerings which are sold to customers on a subscription basis. We also derive revenues from the sales of services including annual maintenance contracts, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first three months of fiscal year 2017 was primarily due to cash provided by operating activities of $189.3 million, partially offset by $150.0 million of cash used to repurchase outstanding common stock under our stock repurchase program. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $14.1 million for the first three months of fiscal year 2017 were primarily related to the expansion of our facilities to support our operations worldwide as well as investments in information technology infrastructure and equipment purchases to support our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased in the first quarter of fiscal year 2017 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the first quarter of fiscal year 2017 was 55.

Summary of Critical Accounting Policies and Estimates
The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that, of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: revenue recognition; reserve for doubtful accounts; reserve for product returns; accounting for income taxes; stock-based compensation; goodwill and intangible assets; and investments. None of these accounting policies and estimates have significantly changed since our annual report on Form 10-K for the year ended September 30, 2016 (Form 10-K). Critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.
Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended December 31,
	2016	2015
	(in thousands, except percentages)
Net Revenues
Products	$239,483	$234,678
Services	276,475	254,808
Total	$515,958	$489,486
Percentage of net revenues
Products	46.4%	47.9%
Services	53.6	52.1
Total	100.0%	100.0%
Net revenues. Total net revenues increased 5.4% for the three months ended December 31, 2016, from the same period in the prior year. Overall revenue growth for the three months ended December 31, 2016 was primarily due to increased service revenues as a result of our increased installed base of products. International revenues represented 50.3% of total net revenues for the three months ended December 31, 2016, compared to 51.1% for the same period in the prior year. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
Net product revenues increased 2.0% for the three months ended December 31, 2016, from the same period in the prior year. The increase in net product revenues for the three months ended December 31, 2016 was due to a increase of $6.8 million in sales of our ADN products from the same period in the prior year. Sales of our ADN products represented 99.4% of product revenues for the three months ended December 31, 2016, compared to 98.6% of product revenues for the three months ended December 31, 2015.
Net service revenues increased 8.5% for the three months ended December 31, 2016, from the same period in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.
Westcon, Ingram Micro, Avnet Technology Solutions and Arrow ECS, four of our worldwide distributors, accounted for 18.8%, 16.0%, 12.3% and 10.1% of our total net revenue for the three months ended December 31, 2016, respectively. Westcon, Ingram Micro, Avnet Technology Solutions and Arrow ECS accounted for 19.7%, 14.6%, 13.9% and 11.0% of our total net revenue for the three months ended December 31, 2015, respectively. Westcon, Ingram Micro and Arrow ECS accounted for 18.3%, 12.6% and 11.4% of our accounts receivable as of December 31, 2016, respectively. Westcon and Arrow ECS accounted for 19.8% and 11.2% of our accounts receivable as of December 31, 2015, respectively. No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended December 31,
	2016	2015
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$41,676	$42,651
Services	43,586	43,032
Total	85,262	85,683
Gross profit	$430,696	$403,803
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	17.4%	18.2%
Services	15.8	16.9
Total	16.5	17.5
Gross profit	83.5%	82.5%
Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Although product revenues increased from the same period in the prior year, cost of net product revenues for the three months ended December 31, 2016 remained relatively consistent. This is primarily due to a shift in product mix and more favorable margins associated with software sales.
Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three months ended December 31, 2016, cost of net service revenues as a percentage of net service revenues was 15.8%, compared to 16.9% for the same period in the prior year. The decrease in cost of net service revenues as a percentage of net service revenues is primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of December 2016 increased to 1,261 from 1,223 at the end of December 2015. In addition, cost of net service revenues included stock-based compensation expense of $4.7 million for the three months ended December 31, 2016, compared to $4.0 million for the same period in the prior year.

	Three months ended December 31,
	2016	2015
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$164,514	$157,456
Research and development	87,050	81,145
General and administrative	41,678	34,253
Total	$293,242	$272,854
Operating expenses (as a percentage of net revenue)
Sales and marketing	31.9%	32.1%
Research and development	16.8	16.6
General and administrative	8.1	7.0
Total	56.8%	55.7%
Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased 4.5% for the three months ended December 31, 2016, from the comparable period in the prior year. The increase in sales and marketing expense was primarily due to an increase of $4.0 million in commissions and personnel costs for the three months ended December 31, 2016, from the comparable period in the prior year. The increased commissions and personnel costs were driven primarily by growth in sales and marketing employee headcount for the corresponding periods. Sales and marketing headcount at the end of December 2016 increased to 1,504 from 1,483 at the end of December 2015. Sales and marketing expense included stock-based compensation expense of $17.0 million for the three months ended December 31, 2016, compared to $14.9 million for the same period in the prior year.
Research and development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 7.3% for the three months ended December 31, 2016, from the comparable period in the prior year. The increase in research and development expense was primarily due to an increase of $5.2 million in personnel costs for the three months ended December 31, 2016, from the comparable period in the prior year. Research and development headcount at the end of December 2016 increased to 1,229 from 1,138 at the end of December 2015. Research and development expense included stock-based compensation expense of $13.9 million for the three months ended December 31, 2016, compared to $12.8 million for the same period in the prior year. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 21.7% for the three months ended December 31, 2016, from the comparable period in the prior year. The increase in general and administrative expense was primarily due to an increase of $1.7 million in personnel costs for the three months ended December 31, 2016, from the comparable period in the prior year. General and administrative headcount at the end of December 2016 increased to 464 from 429 at the end of December 2015. Stock-based compensation expense was $10.4 million for the three months ended December 31, 2016, compared to $6.1 million for the same period in the prior year.

	Three months ended December 31,
	2016	2015
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$137,454	$130,949
Other income, net	2,643	1,135
Income before income taxes	140,097	132,084
Provision for income taxes	45,879	42,368
Net income	$94,218	$89,716
Other income and income taxes (as percentage of net revenue)
Income from operations	26.7%	26.8%
Other income, net	0.5	0.2
Income before income taxes	27.2	27.0
Provision for income taxes	8.9	8.7
Net income	18.3%	18.3%
Other income, net. Other income, net consists primarily of interest income and foreign currency transaction gains and losses. The increase in other income, net for the three months ended December 31, 2016, from the same period in the prior year was primarily due to $1.0 million in foreign currency gains.
Provision for income taxes. The effective tax rate was 32.7% and 32.1% for the three months ended December 31, 2016 and 2015, respectively. The increase in the effective tax rate for the three months ended December 31, 2016 is due to a tax benefit recognized during the three months ended December 31, 2015 relating to the permanent extension of the United States Federal Credit for Increasing Research Activities.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at December 31, 2016 and December 31, 2015 were $52.8 million and $51.6 million, respectively. The net deferred tax assets include valuation allowances of $15.0 million and $10.8 million as of December 31, 2016 and December 31, 2015, respectively, which are primarily related to tax net operating losses incurred in certain foreign jurisdictions, and state tax carryforwards.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,196.8 million as of December 31, 2016, compared to $1,158.8 million as of September 30, 2016, representing an increase of $38.1 million. The increase was primarily due to cash provided by operating activities of $189.3 million for the three months ended December 31, 2016, which was partially offset by $150.0 million of cash used for the repurchase of outstanding common stock under our stock repurchase program. Cash provided by operating activities for the first three months of fiscal year 2017 resulted from net income of $94.2 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.
Cash used in investing activities was $0.1 million for the three months ended December 31, 2016, compared to cash provided by investing activities of $19.5 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions, capital expenditures and changes in restricted cash requirements. The amount of cash used in investing activities for the three months ended December 31, 2016 was primarily due to purchases of investments and capital expenditures related to the expansion of our facilities to support our operations worldwide partially offset by the sales and maturity of investments.
Cash used in financing activities was $128.2 million for the three months ended December 31, 2016, compared to cash used in financing activities of $180.4 million for the same period in the prior year. Our financing activities for the three months ended December 31, 2016 consisted primarily of cash required for the repurchase of outstanding common stock under our stock repurchase program of $150.0 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $18.8 million.
Obligations and Commitments
As of December 31, 2016, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2025. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. There have been no material changes in our inventory purchase obligations compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
Recent Accounting Pronouncements
The anticipated impact of recent accounting pronouncements is discussed in Note 1 to the accompanying Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of December 31, 2016. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of December 31, 2016, 29.5% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three month period ended December 31, 2016, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2016.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.
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
The following information updates, and should be read in conjunction with, the information discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The risks discussed below and in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. These are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.
Our success depends on our key personnel and our ability to hire, retain and motivate qualified executives, sales and marketing, operations, product development and professional services personnel
Our success depends, in large part, on our ability to attract, engage, retain, and integrate qualified executives and other key employees throughout all areas of our business. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. If we do not obtain the stockholder approval needed to continue granting equity compensation in a competitive manner, our ability to attract, retain, and motivate executives and key employees could be weakened. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations. In addition, we recently announced the Board of Directors has selected a replacement for John McAdam as the Company’s President and CEO upon his retirement on April 3, 2017. Transitioning to a new chief executive could be disruptive to our business and could adversely affect our business and results of operations. The complexity of our application delivery networking products and their integration into existing networks and ongoing support, as well as the sophistication of our sales and marketing effort, requires us to retain highly trained developers, professional services, customer support and sales personnel. Competition for qualified developers, professional services, customer support and sales personnel in our industry is intense, especially in Silicon Valley and Seattle where we have substantial operations and a need for highly skilled personnel, because of the limited number of people available with the necessary technical skills and understanding of our products. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, that they have violated non-compete obligations to their prior employers, or that their former employers own their inventions or other work product. Our ability to hire and retain these personnel may be adversely affected by volatility or reductions in the price of our common stock or our ability to get approval from shareholders to offer additional common stock to our employees, since these employees are generally granted restricted stock units. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring qualified personnel may harm our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On April 20, 2016, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $2.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of December 31, 2016, the Company had repurchased and retired 1,055,640 shares at an average price of $142.11 per share during fiscal year 2017 and the Company had $623.7 million remaining authorized to purchase shares.
Shares repurchased and retired as of December 31, 2016 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2016 — October 31, 2016	—	$—	—	$773,743
November 1, 2016 — November 30, 2016	1,055,640	$142.11	1,055,640	$623,722
December 1, 2016 — December 31, 2016	—	$—	—	$623,722

Item 6.	Exhibits

Exhibit Number		Exhibit Description

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of February, 2017.

F5 NETWORKS, INC.

By:	/s/ ANDY REINLAND
Andy Reinland
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)