Form 10-Q
period 2017-03-31
F5 NETWORKS INC
filed 2017-05-10
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of May 5, 2017 was 64,702,933.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2017	September 30, 2016
ASSETS
Current assets
Cash and cash equivalents	$655,773	$514,571
Short-term investments	358,851	367,824
Accounts receivable, net of allowances of $2,005 and $2,062	293,872	268,175
Inventories	32,548	34,051
Deferred tax assets	52,777	51,601
Other current assets	51,022	52,579
Total current assets	1,444,843	1,288,801
Property and equipment, net	126,705	123,248
Long-term investments	200,253	276,375
Deferred tax assets	1,992	2,044
Goodwill	555,965	555,965
Other assets, net	58,159	59,890
Total assets	$2,387,917	$2,306,323
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$47,289	$34,117
Accrued liabilities	184,234	178,353
Deferred revenue	684,495	631,768
Total current liabilities	916,018	844,238
Other long-term liabilities	37,051	34,138
Deferred revenue, long-term	245,094	238,473
Deferred tax liabilities	5,149	4,212
Total long-term liabilities	287,294	276,823
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 64,111 and 65,315 shares issued and outstanding	19,401	13,191
Accumulated other comprehensive loss	(15,469)	(13,194)
Retained earnings	1,180,673	1,185,265
Total shareholders’ equity	1,184,605	1,185,262
Total liabilities and shareholders’ equity	$2,387,917	$2,306,323
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Net revenues
Products	$241,080	$225,441	$480,563	$460,119
Services	277,168	258,236	553,643	513,044
Total	518,248	483,677	1,034,206	973,163
Cost of net revenues
Products	43,928	39,908	85,604	82,559
Services	43,984	42,322	87,570	85,354
Total	87,912	82,230	173,174	167,913
Gross profit	430,336	401,447	861,032	805,250
Operating expenses
Sales and marketing	164,705	156,469	329,219	313,925
Research and development	89,234	86,294	176,284	167,439
General and administrative	38,009	34,803	79,687	69,056
Litigation expense	(135)	8,948	(135)	8,948
Total	291,813	286,514	585,055	559,368
Income from operations	138,523	114,933	275,977	245,882
Other income, net	1,302	133	3,945	1,268
Income before income taxes	139,825	115,066	279,922	247,150
Provision for income taxes	46,687	39,651	92,566	82,019
Net income	$93,138	$75,415	$187,356	$165,131
Net income per share — basic	$1.44	$1.12	$2.89	$2.41
Weighted average shares — basic	64,479	67,549	64,841	68,557
Net income per share — diluted	$1.43	$1.11	$2.87	$2.40
Weighted average shares — diluted	65,028	67,804	65,389	68,881
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Net income	$93,138	$75,415	$187,356	$165,131
Other comprehensive gain (loss):
Foreign currency translation adjustment	331	1,687	(1,748)	1,591
Available-for-sale securities:
Unrealized gains (losses) on securities, net of taxes of $163 and $760 for the three months ended March 31, 2017 and 2016, respectively, and $(301) and $74 for the six months ended March 31, 2017 and 2016, respectively	271	1,266	(502)	123
Reclassification adjustment for realized (gains) losses included in net income, net of taxes of $14 and $1 for the three months ended March 31, 2017 and 2016, respectively, and $15 and $(9) for the six months ended March 31, 2017 and 2016, respectively	(23)	(2)	(25)	15
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	248	1,264	(527)	138
Total other comprehensive gain (loss)	579	2,951	(2,275)	1,729
Comprehensive income	$93,717	$78,366	$185,081	$166,860
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended March 31,
	2017	2016
Operating activities
Net income	$187,356	$165,131
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on disposition of assets and investments	(7)	31
Stock-based compensation	90,506	80,006
Provisions for doubtful accounts and sales returns	455	522
Depreciation and amortization	30,278	27,847
Deferred income taxes	(214)	7,424
Changes in operating assets and liabilities:
Accounts receivable	(26,152)	12,726
Inventories	1,504	(1,462)
Other current assets	1,449	(16,302)
Other assets	(942)	(126)
Accounts payable and accrued liabilities	21,072	1,844
Deferred revenue	59,347	59,348
Net cash provided by operating activities	364,652	336,989
Investing activities
Purchases of investments	(146,236)	(138,925)
Maturities of investments	187,660	173,165
Sales of investments	40,737	47,742
(Increase) decrease in restricted cash	(36)	8
Acquisition of intangible assets	(4,000)	(3,250)
Purchases of property and equipment	(23,715)	(29,793)
Net cash provided by investing activities	54,410	48,947
Financing activities
Excess tax benefit from stock-based compensation	5,239	1,378
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	18,868	18,594
Repurchase of common stock	(300,042)	(400,077)
Net cash used in financing activities	(275,935)	(380,105)
Net increase in cash and cash equivalents	143,127	5,831
Effect of exchange rate changes on cash and cash equivalents	(1,925)	2,034
Cash and cash equivalents, beginning of period	514,571	390,460
Cash and cash equivalents, end of period	$655,773	$398,325
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
If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the provisions of authoritative guidance require that the Company perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. In March 2017, the Company completed a qualitative assessment of potential impairment indicators and concluded that it was more-likely-than-not that the fair value of its reporting unit exceeded its carrying amount. The Company considered potential impairment indicators of goodwill at March 31, 2017 and noted no indicators of impairment.
The Company's intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company considered potential impairment indicators of acquired intangible assets at March 31, 2017 and noted no indicators of impairment.
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
Stock-Based Compensation
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $43.9 million and $41.8 million of stock-based compensation expense for the three months ended March 31, 2017 and 2016, respectively, and $90.5 million and $80.0 million of stock-based compensation expense for the six months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was $191.8 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
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
As of March 31, 2017, the following annual equity grants for executive officers or a portion thereof are outstanding:

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
Common Stock Repurchase
On April 20, 2016, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $2.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of March 31, 2017, the Company had repurchased and retired 2,141,502 shares at an average price of $140.11 per share during fiscal year 2017 and the Company had $473.7 million remaining authorized to purchase shares.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Numerator
Net income	$93,138	$75,415	$187,356	$165,131
Denominator
Weighted average shares outstanding — basic	64,479	67,549	64,841	68,557
Dilutive effect of common shares from stock options and restricted stock units	549	255	548	324
Weighted average shares outstanding — diluted	65,028	67,804	65,389	68,881
Basic net income per share	$1.44	$1.12	$2.89	$2.41
Diluted net income per share	$1.43	$1.11	$2.87	$2.40

For the three and six months ended March 31, 2017, there were no common shares potentially issuable from stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock. For the three and six months ended March 31, 2016, an immaterial amount of common shares potentially issuable from stock options were excluded from the calculation of diluted earnings per share.
Comprehensive Income
Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains or losses on securities and foreign currency translation adjustments are included in accumulated other comprehensive income or loss.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 and the related amendments outline a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The updated standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 with early adoption permitted for annual reporting periods beginning after December 15, 2016.
The Company currently plans to adopt ASU 2014-09 in the first quarter of fiscal 2019. The Company has initiated an assessment of its systems, data and processes related to the implementation of this accounting standard. Under the new standard, the Company expects to defer and amortize incremental costs to obtain a contract, which are primarily commission costs, over the expected customer life rather than expensing them as incurred under current practice. Additionally, under the new standard, the Company would be required to recognize a portion of term license revenues upfront, at the time of delivery rather than ratably over the related contract period. The Company is continuing to evaluate the impact that this updated standard and the related amendments will have on its consolidated financial statements and footnote disclosures.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies the goodwill impairment process by eliminating Step 2 from the quantitative goodwill impairment test. Under this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for annual goodwill impairment tests performed after January 1, 2017. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.
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
The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at March 31, 2017, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2017
Cash equivalents	$38,948	$—	$—	$38,948
Short-term investments
Available-for-sale securities — certificates of deposits	—	1,994	—	1,994
Available-for-sale securities — corporate bonds and notes	—	206,820	—	206,820
Available-for-sale securities — municipal bonds and notes	—	56,103	—	56,103
Available-for-sale securities — U.S. government securities	—	91,935	—	91,935
Available-for-sale securities — U.S. government agency securities	—	1,999	—	1,999
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	85,855	—	85,855
Available-for-sale securities — municipal bonds and notes	—	39,551	—	39,551
Available-for-sale securities — U.S. government securities	—	8,956	—	8,956
Available-for-sale securities — U.S. government agency securities	—	65,891	—	65,891
Total	$38,948	$559,104	$—	$598,052

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
The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three and six months ended March 31, 2017, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.
3. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

March 31, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposits	$1,993	$1	$—	$1,994
Corporate bonds and notes	206,977	25	(182)	206,820
Municipal bonds and notes	56,119	7	(23)	56,103
U.S. government securities	92,039	—	(104)	91,935
U.S. government agency securities	2,000	—	(1)	1,999
	$359,128	$33	$(310)	$358,851

September 30, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$223,448	$38	$(128)	$223,358
Municipal bonds and notes	53,657	1	(37)	53,621
U.S. government securities	72,497	31	(7)	72,521
U.S. government agency securities	18,318	6	—	18,324
	$367,920	$76	$(172)	$367,824

Long-term investments consist of the following (in thousands):

March 31, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$86,085	$33	$(263)	$85,855
Municipal bonds and notes	39,528	56	(33)	39,551
U.S. government securities	8,971	2	(17)	8,956
U.S. government agency securities	66,112	4	(225)	65,891
	$200,696	$95	$(538)	$200,253

September 30, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$131,273	$249	$(95)	$131,427
Municipal bonds and notes	27,017	46	(13)	27,050
U.S. government securities	26,989	36	(2)	27,023
U.S. government agency securities	90,877	52	(54)	90,875
	$276,156	$383	$(164)	$276,375
The amortized cost and fair value of fixed maturities at March 31, 2017, by contractual years-to-maturity, are presented below (in thousands):

	Cost or Amortized Cost	Fair Value
One year or less	$359,128	$358,851
Over one year	200,696	200,253
	$559,824	$559,104
The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2017 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$164,402	$(383)	$60,125	$(62)	$224,527	$(445)
Municipal bonds and notes	45,514	(49)	12,557	(7)	58,071	(56)
U.S. government securities	93,900	(120)	4,998	(1)	98,898	(121)
U.S. government agency securities	64,638	(226)	—	—	64,638	(226)
Total	$368,454	$(778)	$77,680	$(70)	$446,134	$(848)
The Company invests in securities that are rated investment grade or better. The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of March 31, 2017, there were no investments in its portfolio that were other-than-temporarily impaired.
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
Inventories consist of the following (in thousands):

	March 31, 2017	September 30, 2016
Finished goods	$21,862	$23,642
Raw materials	10,686	10,409
	$32,548	$34,051
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of March 31, 2017 and March 31, 2016 were not considered material.
Commitments
As of March 31, 2017, the Company’s principal commitments consisted of obligations outstanding under operating leases. The Company leases its facilities under operating leases that expire at various dates through 2025. There have been no material changes in the Company’s principal lease commitments compared to those discussed in Note 7 to its annual consolidated financial statements.
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
Legal Proceedings
On May 1, 2013, Radware, Ltd. and Radware, Inc. (Radware), filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California seeking an unspecified amount of monetary damages, as well as interest, costs, and injunctive relief, based upon allegations that the Company infringed three Radware patents related to ISP link load balancing. The Company answered the Complaint, denied the substantive allegations, and sought a declaratory judgment that the asserted claims were invalid. The Company also counter-claimed alleging that Radware had infringed certain Company patents relating to cookie persistence. F5 was granted summary judgment of non-infringement of one of Radware’s three patents, and was also granted summary judgment of non-infringement with respect to the other two patents in connection with design-arounds. F5 also took an offer of judgment as to Radware’s infringement of its patents. Radware’s damages claims and F5’s invalidity claims proceeded to trial and on March 15, 2016, the jury returned a verdict finding that F5 had not proven that the asserted patents were invalid, that the Company willfully infringed one of the two patents and that Radware was due $6.4 million in damages. On August 22, 2016, the Court, in response to various post-trial motions, granted F5 judgment as a matter of law on Radware’s claim of willful infringement (and thus denied Radware’s motion for treble damages and attorneys’ fees), awarded prejudgment interest, and issued an injunction. On September 7, 2016, the Court entered judgment in the amount of $6,870,978.95 in favor of Radware on its claims, and $40,000 in favor of F5 on its counterclaim (pursuant to the offer and acceptance of judgment). On October 5, 2016, F5 moved for a new trial on invalidity. That motion was denied. F5 has appealed the denial of the motion and Radware has appealed the summary judgments of non-infringement, the district court’s exclusion of certain evidence, and the grant of judgment as a matter of law on the willfulness claim. Separately, Radware has requested an award of $192,000 in costs. F5 has objected to the request and it remains pending. F5 has posted security of $6,895,391 to stay execution of the judgment pending appeal.
In addition, on April 4, 2016, the Company sued Radware, Inc. in the United States District Court for the Western District of Washington accusing Radware of infringing three other Company patents. The Company’s complaint seeks a jury trial and an unspecified amount of monetary damages, as well as interest, costs, and injunctive relief. Radware moved to dismiss the allegations of one patent but the motion was denied. Radware has also filed a counterclaim asserting that F5 is infringing another ISP link load balancing patent related to the same patents involved in the California litigation. F5 has denied infringement. The parties have also filed petitions for inter partes reviews on all four patents in the litigation. Claim construction briefing is scheduled over the next three months, but no claim construction hearing or trial is scheduled at this point.
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
The Company records an accrual for loss contingencies for legal proceedings when it believes that an unfavorable outcome is both (a) probable and (b) the amount or range of any possible loss is reasonably estimable. In fiscal 2016, the Company recorded an accrual related to the Radware litigation mentioned above of $7.0 million for the verdict and recorded a credit of $0.1 million in the second quarter of fiscal 2017. The Company has not recorded any other accruals for loss contingencies associated with other legal proceedings.
6. Income Taxes
The effective tax rate was 33.4% and 33.1% for the three and six months ended March 31, 2017, respectively, compared to 34.5% and 33.2% for the three and six months ended March 31, 2016, respectively.
At March 31, 2017, the Company had $17.5 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements.  The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2012. The Company is currently under audit by various states for fiscal years 2012 through 2015. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2015 for the United Kingdom, 2011 for Japan, 2012 for Singapore, and 2013 for Australia. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal year 2013 federal income tax return, and fiscal years 2012 and 2013 state income tax returns.
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
The following presents revenues by geographic region (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Americas:
United States	$265,418	$242,084	$521,668	$481,274
Other	26,427	29,795	56,880	57,739
Total Americas	291,845	271,879	578,548	539,013
EMEA	126,287	121,881	256,201	249,869
Japan	24,513	24,659	49,287	47,311
Asia Pacific	75,603	65,258	150,170	136,970
	$518,248	$483,677	$1,034,206	$973,163
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Westcon Group, Inc.	17.9%	18.2%	18.4%	19.0%
Ingram Micro, Inc.	16.3%	15.0%	16.2%	14.8%
Tech Data [1]	12.6%	13.3%	12.5%	13.6%
Arrow ECS [2]	10.5%	—	10.7%	10.3%

1. On February 27, 2017, Tech Data completed the acquisition of Avnet Technology Solutions
2. Arrow ECS accounted for under 10% of total net revenue for the three months ended March 31, 2016
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	March 31, 2017	September 30, 2016
United States	$108,030	$105,480
EMEA	14,652	13,789
Other countries	4,023	3,979
	$126,705	$123,248
8. Subsequent Events
On May 3, 2017, the Company entered into an agreement to lease approximately 515,000 square feet of office space in Seattle, Washington that will serve as its new corporate headquarters. The initial term of the lease is 14.5 years and is expected to commence on the latter of (i) April 1, 2019 or (ii) 10 months after the substantial completion date of the construction of the Premises.

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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first six months of fiscal year 2017 was primarily due to cash provided by operating activities of $364.7 million, largely offset by $300.0 million of cash used to repurchase outstanding common stock under our stock repurchase program. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $23.7 million for the first six months of fiscal year 2017 were primarily related to the expansion of our facilities to support our operations worldwide as well as investments in information technology infrastructure and equipment purchases to support our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased in the second quarter of fiscal year 2017 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the second quarter of fiscal year 2017 was 51.

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

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(in thousands, except percentages)
Net Revenues
Products	$241,080	$225,441	$480,563	$460,119
Services	277,168	258,236	553,643	513,044
Total	$518,248	$483,677	$1,034,206	$973,163
Percentage of net revenues
Products	46.5%	46.6%	46.5%	47.3%
Services	53.5	53.4	53.5	52.7
Total	100.0%	100.0%	100.0%	100.0%
Net revenues. Total net revenues increased 7.1% and 6.3% for the three and six months ended March 31, 2017, respectively, from the same periods in the prior year. Overall revenue growth for the three and six months ended March 31, 2017 was primarily due to increased demand for our core ADN products and increased service revenues as a result of our increased installed base of products. International revenues represented 48.8% and 49.6% of total net revenues for the three and six months ended March 31, 2017, respectively, compared to 49.9% and 50.5% for the same periods in the prior year, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
Net product revenues increased 6.9% and 4.4% for the three and six months ended March 31, 2017, respectively, from the same periods in the prior year. The increase in net product revenues for the three and six months ended March 31, 2017 was due to an increase of $18.1 million and $24.9 million in sales of our ADN products from the same periods in the prior year, respectively. In particular, growth in sales of our security solutions and software-only Virtual Editions contributed to the increase in product revenue for the three and six months ended March 31, 2017.
Net service revenues increased 7.3% and 7.9% for the three and six months ended March 31, 2017, respectively, from the same periods in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.

The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Westcon Group, Inc.	17.9%	18.2%	18.4%	19.0%
Ingram Micro, Inc.	16.3%	15.0%	16.2%	14.8%
Tech Data [1]	12.6%	13.3%	12.5%	13.6%
Arrow ECS [2]	10.5%	—	10.7%	10.3%

1. On February 27, 2017, Tech Data completed the acquisition of Avnet Technology Solutions
2. Arrow ECS accounted for under 10% of total net revenue for the three months ended March 31, 2016

The following distributors of the Company's products accounted for more than 10% of total receivables:

	March 31, 2017	March 31, 2016
Westcon Group, Inc.	20.9%	18.8%
Ingram Micro, Inc. [1]	—	12.6%

1. Ingram Micro, Inc. accounted for under 10% of total receivables as of March 31, 2017
No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$43,928	$39,908	$85,604	$82,559
Services	43,984	42,322	87,570	85,354
Total	87,912	82,230	173,174	167,913
Gross profit	$430,336	$401,447	$861,032	$805,250
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	18.2%	17.7%	17.8%	17.9%
Services	15.9	16.4	15.8	16.6
Total	17.0	17.0	16.7	17.3
Gross profit	83.0%	83.0%	83.3%	82.7%
Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased 10.1% and 3.7% for the three and six months ended March 31, 2017, respectively, as compared to the same periods in the prior year. The increase in cost of net product revenues is due to a higher volume of hardware and software sales as well as an increase in sales of our subscription-based Silverline services.
Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and six months ended March 31, 2017, cost of net service revenues as a percentage of net service revenues was 15.9% and 15.8%, respectively, compared to 16.4% and 16.6% for the same periods in the prior year, respectively. The decrease in cost of net service revenues as a percentage of net service revenues is primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of March 2017 increased to 915 from 900 at the end of March 2016. In addition, cost of net service revenues included stock-based compensation expense of $5.0 million and $9.7 million for the three and six months ended March 31, 2017, respectively, compared to $4.3 million and $8.3 million for the same periods in the prior year, respectively.

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$164,705	$156,469	$329,219	$313,925
Research and development	89,234	86,294	176,284	167,439
General and administrative	38,009	34,803	79,687	69,056
Litigation expense	(135)	8,948	(135)	8,948
Total	$291,813	$286,514	$585,055	$559,368
Operating expenses (as a percentage of net revenue)
Sales and marketing	31.8%	32.3%	31.8%	32.3%
Research and development	17.2	17.8	17.1	17.2
General and administrative	7.3	7.2	7.7	7.1
Litigation expense	—	1.9	—	0.9
Total	56.3%	59.2%	56.6%	57.5%
Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased 5.3% and 4.9% for the three and six months ended March 31, 2017, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to an increase of $5.3 million and $9.4 million in commissions and personnel costs for the three and six months ended March 31, 2017, respectively, from the comparable periods in the prior year. The increased commissions and personnel costs were driven primarily by growth in sales and marketing employee headcount for the corresponding periods. Sales and marketing headcount at the end of March 2017 increased to 1,792 from 1,719 at the end of March 2016. Sales and marketing expense included stock-based compensation expense of $18.1 million and $35.2 million for the three and six months ended March 31, 2017, respectively, compared to $16.0 million and $30.8 million for the same periods in the prior year, respectively.
Research and development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 3.4% and 5.3% for the three and six months ended March 31, 2017, respectively, from the comparable periods in the prior year. The increase in research and development expense was primarily due to an increase of $3.2 million and $8.4 million in personnel costs for the three and six months ended March 31, 2017, respectively, from the comparable periods in the prior year. Research and development headcount at the end of March 2017 increased to 1,243 from 1,171 at the end of March 2016. Research and development expense included stock-based compensation expense of $13.9 million and $27.8 million for the three and six months ended March 31, 2017, respectively, compared to $13.8 million and $26.6 million for the same periods in the prior year, respectively. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 9.2% and 15.4% for the three and six months ended March 31, 2017, respectively, from the comparable periods in the prior year. The increase in general and administrative expense was primarily due to an increase of $1.2 million and $2.9 million in personnel costs for the three and six months ended March 31, 2017, respectively, from the comparable periods in the prior year. In addition, fees paid to outside consultants for legal, audit and tax services increased $1.9 million and $2.0 million for the three and six months ended March 31, 2017, respectively, from the comparable periods in the prior year. General and administrative headcount at the end of March 2017 increased to 469 from 438 at the end of March 2016. Stock-based compensation expense was $6.3 million and $16.8 million for the three and six months ended March 31, 2017, respectively, compared to $7.2 million and $13.3 million for the same periods in the prior year, respectively.
Litigation expense. In the second quarter of fiscal 2016, we accrued a litigation expense of $8.9 million, which included a patent-related jury verdict for $6.4 million and $2.5 million in legal fees and other costs associated with the litigation. The accrual was adjusted in the third and fourth quarters of fiscal 2016 and the second quarter of fiscal 2017 to better reflect our total expected litigation expense. See Note 5 - Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information regarding this litigation.

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$138,523	$114,933	$275,977	$245,882
Other income, net	1,302	133	3,945	1,268
Income before income taxes	139,825	115,066	279,922	247,150
Provision for income taxes	46,687	39,651	92,566	82,019
Net income	$93,138	$75,415	$187,356	$165,131
Other income and income taxes (as percentage of net revenue)
Income from operations	26.7%	23.8%	26.7%	25.3%
Other income, net	0.3	—	0.4	0.1
Income before income taxes	27.0	23.8	27.1	25.4
Provision for income taxes	9.0	8.2	9.0	8.4
Net income	18.0%	15.6%	18.1%	17.0%
Other income, net. Other income, net consists primarily of interest income and foreign currency transaction gains and losses. The increase in other income, net for the three and six months ended March 31, 2017, from the same periods in the prior year was primarily due to $1.0 million and $2.0 million in foreign currency gains, respectively.
Provision for income taxes. The effective tax rate was 33.4% and 33.1% for the three and six months ended March 31, 2017, respectively, compared to 34.5% and 33.2% for the three and six months ended March 31, 2016, respectively. The decrease in the effective tax rate for the three months ended March 31, 2017 is primarily due to the impact of foreign income. The impact of foreign income for the six months ended March 31, 2017 is offset with a benefit from permanent extension of the United States Federal Credit for Increasing Research Activities recorded in the six month period ended March 31, 2016.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at March 31, 2017 and March 31, 2016 were $49.6 million and $45.8 million, respectively. The net deferred tax assets include valuation allowances of $15.7 million and $11.7 million as of March 31, 2017 and March 31, 2016, respectively, which are primarily related to tax net operating losses incurred in certain foreign jurisdictions, and state tax carryforwards.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,214.9 million as of March 31, 2017, compared to $1,158.8 million as of September 30, 2016, representing an increase of $56.1 million. The increase was primarily due to cash provided by operating activities of $364.7 million for the six months ended March 31, 2017, which was largely offset by $300.0 million of cash used for the repurchase of outstanding common stock under our stock repurchase program. Cash provided by operating activities for the first six months of fiscal year 2017 resulted from net income of $187.4 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.
Cash provided by investing activities was $54.4 million for the six months ended March 31, 2017, compared to cash provided by investing activities of $48.9 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions, capital expenditures and changes in restricted cash requirements. The amount of cash provided by investing activities for the six months ended March 31, 2017 was primarily the result of the sale and maturity of investments partially offset by the purchase of investments and capital expenditures related to maintaining our operations worldwide.
Cash used in financing activities was $275.9 million for the six months ended March 31, 2017, compared to cash used in financing activities of $380.1 million for the same period in the prior year. Our financing activities for the six months ended March 31, 2017 consisted primarily of cash required for the repurchase of outstanding common stock under our stock repurchase program of $300.0 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $18.9 million.
Obligations and Commitments
As of March 31, 2017, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2025. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
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
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of March 31, 2017. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of March 31, 2017, 30.2% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the six month period ended March 31, 2017, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2016.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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
Our success depends on our key personnel and our ability to hire, retain and motivate qualified executives, sales and marketing, operations, product development and professional services personnel
Our success depends, in large part, on our ability to attract, engage, retain, and integrate qualified executives and other key employees throughout all areas of our business. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. If we do not obtain the stockholder approval needed to continue granting equity compensation in a competitive manner, our ability to attract, retain, and motivate executives and key employees could be weakened. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations. In addition, we recently announced John McAdam's retirement as CEO and the appointment of François Locoh-Donou as CEO effective April 3, 2017. Transitioning to a new chief executive could be disruptive to our business and could adversely affect our business and results of operations. The complexity of our application delivery networking products and their integration into existing networks and ongoing support, as well as the sophistication of our sales and marketing effort, requires us to retain highly trained developers, professional services, customer support and sales personnel. Competition for qualified developers, professional services, customer support and sales personnel in our industry is intense, especially in Silicon Valley and Seattle where we have substantial operations and a need for highly skilled personnel, because of the limited number of people available with the necessary technical skills and understanding of our products. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, that they have violated non-compete obligations to their prior employers, or that their former employers own their inventions or other work product. Our ability to hire and retain these personnel may be adversely affected by volatility or reductions in the price of our common stock or our ability to get approval from shareholders to offer additional common stock to our employees, since these employees are generally granted restricted stock units. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring qualified personnel may harm our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On April 20, 2016, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $2.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of March 31, 2017, the Company had repurchased and retired 2,141,502 shares at an average price of $140.11 per share during fiscal year 2017 and the Company had $473.7 million remaining authorized to purchase shares.
Shares repurchased and retired as of March 31, 2017 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2016 — October 31, 2016	—	$—	—	$773,743
November 1, 2016 — November 30, 2016	1,055,640	$142.11	1,055,640	$623,722
December 1, 2016 — December 31, 2016	—	$—	—	$623,722

January 1, 2017 — January 31, 2017	—	$—	—	$623,722
February 1, 2017 — February 28, 2017	1,085,862	$138.16	1,085,862	$473,700
March 1, 2017 — March 31, 2017	—	$—	—	$473,700

Item 6.	Exhibits

Exhibit Number		Exhibit Description

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of May, 2017.

F5 NETWORKS, INC.

By:	/s/ ANDY REINLAND
Andy Reinland
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)