Form 10-Q
period 2017-06-30
F5 NETWORKS INC
filed 2017-08-02
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of July 28, 2017 was 63,546,593.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2017	September 30, 2016
ASSETS
Current assets
Cash and cash equivalents	$690,912	$514,571
Short-term investments	323,336	367,824
Accounts receivable, net of allowances of $1,857 and $2,062	295,085	268,175
Inventories	31,045	34,051
Deferred tax assets	54,010	51,601
Other current assets	51,513	52,579
Total current assets	1,445,901	1,288,801
Property and equipment, net	125,139	123,248
Long-term investments	234,587	276,375
Deferred tax assets	2,050	2,044
Goodwill	555,965	555,965
Other assets, net	54,930	59,890
Total assets	$2,418,572	$2,306,323
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$44,544	$34,117
Accrued liabilities	178,712	178,353
Deferred revenue	686,085	631,768
Total current liabilities	909,341	844,238
Other long-term liabilities	41,293	34,138
Deferred revenue, long-term	257,777	238,473
Deferred tax liabilities	5,554	4,212
Total long-term liabilities	304,624	276,823
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 63,544 and 65,315 shares issued and outstanding	17,532	13,191
Accumulated other comprehensive loss	(15,458)	(13,194)
Retained earnings	1,202,533	1,185,265
Total shareholders’ equity	1,204,607	1,185,262
Total liabilities and shareholders’ equity	$2,418,572	$2,306,323
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Net revenues
Products	$235,109	$231,366	$715,672	$691,485
Services	282,728	265,156	836,371	778,200
Total	517,837	496,522	1,552,043	1,469,685
Cost of net revenues
Products	43,787	40,474	129,391	123,033
Services	45,983	43,869	133,553	129,223
Total	89,770	84,343	262,944	252,256
Gross profit	428,067	412,179	1,289,099	1,217,429
Operating expenses
Sales and marketing	160,952	156,620	490,171	470,545
Research and development	88,602	83,042	264,886	250,481
General and administrative	39,368	34,182	119,055	103,238
Litigation expense	1	(527)	(134)	8,421
Total	288,923	273,317	873,978	832,685
Income from operations	139,144	138,862	415,121	384,744
Other income, net	2,589	978	6,534	2,246
Income before income taxes	141,733	139,840	421,655	386,990
Provision for income taxes	44,071	48,051	136,637	130,070
Net income	$97,662	$91,789	$285,018	$256,920
Net income per share — basic	$1.53	$1.37	$4.42	$3.78
Weighted average shares — basic	63,935	66,851	64,539	67,990
Net income per share — diluted	$1.52	$1.37	$4.38	$3.75
Weighted average shares — diluted	64,361	67,235	65,116	68,429
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Net income	$97,662	$91,789	$285,018	$256,920
Other comprehensive gain (loss):
Foreign currency translation adjustment	444	(142)	(1,304)	1,449
Available-for-sale securities:
Unrealized (losses) gains on securities, net of taxes of $(88) and $236 for the three months ended June 30, 2017 and 2016, respectively, and $(389) and $310 for the nine months ended June 30, 2017 and 2016, respectively	(147)	393	(649)	516
Reclassification adjustment for realized (gains) losses included in net income, net of taxes of $171 and $6 for the three months ended June 30, 2017 and 2016, respectively, and $186 and $(3) for the nine months ended June 30, 2017 and 2016, respectively	(285)	(9)	(310)	6
Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(432)	384	(959)	522
Total other comprehensive gain (loss)	12	242	(2,263)	1,971
Comprehensive income	$97,674	$92,031	$282,755	$258,891
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended June 30,
	2017	2016
Operating activities
Net income	$285,018	$256,920
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on disposition of assets and investments	(463)	22
Stock-based compensation	133,740	118,443
Provisions for doubtful accounts and sales returns	385	876
Depreciation and amortization	45,603	42,284
Deferred income taxes	(1,307)	9,295
Changes in operating assets and liabilities:
Accounts receivable	(27,295)	15,307
Inventories	3,007	(87)
Other current assets	1,063	(80)
Other assets	(425)	549
Accounts payable and accrued liabilities	14,270	(8,922)
Deferred revenue	73,620	72,858
Net cash provided by operating activities	527,216	507,465
Investing activities
Purchases of investments	(255,386)	(225,226)
Maturities of investments	271,878	244,905
Sales of investments	65,857	62,836
(Increase) decrease in restricted cash	(87)	29
Acquisition of intangible assets	(4,000)	(3,250)
Purchases of property and equipment	(31,175)	(45,909)
Net cash provided by investing activities	47,087	33,385
Financing activities
Excess tax benefit from stock-based compensation	6,471	1,596
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	46,959	44,848
Repurchase of common stock	(450,065)	(550,101)
Net cash used in financing activities	(396,635)	(503,657)
Net increase in cash and cash equivalents	177,668	37,193
Effect of exchange rate changes on cash and cash equivalents	(1,327)	1,944
Cash and cash equivalents, beginning of period	514,571	390,460
Cash and cash equivalents, end of period	$690,912	$429,597
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
If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the provisions of authoritative guidance require that the Company perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. In March 2017, the Company completed a qualitative assessment of potential impairment indicators and concluded that it was more-likely-than-not that the fair value of its reporting unit exceeded its carrying amount. The Company considered potential impairment indicators of goodwill at June 30, 2017 and noted no indicators of impairment.
The Company's intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company considered potential impairment indicators of acquired intangible assets at June 30, 2017 and noted no indicators of impairment.
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
Stock-Based Compensation
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $43.2 million and $38.4 million of stock-based compensation expense for the three months ended June 30, 2017 and 2016, respectively, and $133.7 million and $118.4 million of stock-based compensation expense for the nine months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was $168.9 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
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
As of June 30, 2017, the following annual equity grants for executive officers or a portion thereof are outstanding:

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
Common Stock Repurchase
On April 20, 2016, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $2.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of June 30, 2017, the Company had repurchased and retired 3,301,167 shares at an average price of $136.34 per share during fiscal year 2017 and the Company had $323.7 million remaining authorized to purchase shares.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Numerator
Net income	$97,662	$91,789	$285,018	$256,920
Denominator
Weighted average shares outstanding — basic	63,935	66,851	64,539	67,990
Dilutive effect of common shares from stock options and restricted stock units	426	384	577	439
Weighted average shares outstanding — diluted	64,361	67,235	65,116	68,429
Basic net income per share	$1.53	$1.37	$4.42	$3.78
Diluted net income per share	$1.52	$1.37	$4.38	$3.75
For the three and nine months ended June 30, 2017, there were no common shares potentially issuable from stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock. For the three and nine months ended June 30, 2016, an immaterial amount of common shares potentially issuable from stock options were excluded from the calculation of diluted earnings per share.

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
In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08), which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (ASU 2017-09), which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.
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
The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at June 30, 2017, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2017
Cash equivalents	$5,617	$1,155	$—	$6,772
Short-term investments
Available-for-sale securities — certificates of deposits	—	1,999	—	1,999
Available-for-sale securities — corporate bonds and notes	—	150,573	—	150,573
Available-for-sale securities — municipal bonds and notes	—	62,193	—	62,193
Available-for-sale securities — U.S. government securities	—	100,918	—	100,918
Available-for-sale securities — U.S. government agency securities	—	7,653	—	7,653
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	130,484	—	130,484
Available-for-sale securities — municipal bonds and notes	—	30,964	—	30,964
Available-for-sale securities — U.S. government securities	—	12,942	—	12,942
Available-for-sale securities — U.S. government agency securities	—	60,197	—	60,197
Total	$5,617	$559,078	$—	$564,695

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
The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three and nine months ended June 30, 2017, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.
The carrying amounts of other current financial assets and other current financial liabilities approximate fair value due to their short-term nature.
3. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

June 30, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposits	$1,999	$—	$—	$1,999
Corporate bonds and notes	150,662	12	(101)	150,573
Municipal bonds and notes	62,191	11	(9)	62,193
U.S. government securities	101,035	—	(117)	100,918
U.S. government agency securities	7,670	—	(17)	7,653
	$323,557	$23	$(244)	$323,336

September 30, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$223,448	$38	$(128)	$223,358
Municipal bonds and notes	53,657	1	(37)	53,621
U.S. government securities	72,497	31	(7)	72,521
U.S. government agency securities	18,318	6	—	18,324
	$367,920	$76	$(172)	$367,824
Long-term investments consist of the following (in thousands):

June 30, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$130,725	$32	$(273)	$130,484
Municipal bonds and notes	30,926	60	(22)	30,964
U.S. government securities	12,964	—	(22)	12,942
U.S. government agency securities	60,445	1	(249)	60,197
	$235,060	$93	$(566)	$234,587

September 30, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$131,273	$249	$(95)	$131,427
Municipal bonds and notes	27,017	46	(13)	27,050
U.S. government securities	26,989	36	(2)	27,023
U.S. government agency securities	90,877	52	(54)	90,875
	$276,156	$383	$(164)	$276,375
The amortized cost and fair value of fixed maturities at June 30, 2017, by contractual years-to-maturity, are presented below (in thousands):

	Cost or Amortized Cost	Fair Value
One year or less	$323,557	$323,336
Over one year	235,060	234,587
	$558,617	$557,923
The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2017 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$219,354	$(363)	$7,822	$(11)	$227,176	$(374)
Municipal bonds and notes	42,286	(31)	—	—	42,286	(31)
U.S. government securities	113,860	(139)	—	—	113,860	(139)
U.S. government agency securities	38,259	(192)	16,341	(74)	54,600	(266)
Total	$413,759	$(725)	$24,163	$(85)	$437,922	$(810)
The Company invests in securities that are rated investment grade or better. The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-

temporary. The Company determined that as of June 30, 2017, there were no investments in its portfolio that were other-than-temporarily impaired.
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
Inventories consist of the following (in thousands):

	June 30, 2017	September 30, 2016
Finished goods	$21,083	$23,642
Raw materials	9,962	10,409
	$31,045	$34,051
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of June 30, 2017 and June 30, 2016 were not considered material.
Commitments
As of June 30, 2017, the Company’s principal commitments consisted of obligations outstanding under operating leases. The Company leases its facilities under operating leases that expire at various dates through 2033. On May 3, 2017, the Company entered into an agreement to lease approximately 515,000 square feet of office space in Seattle, Washington that will serve as its new corporate headquarters. The initial term of the lease is 14.5 years and is expected to commence on the latter of (i) April 1, 2019 or (ii) 10 months after the substantial completion date of the construction of the Premises. Base rent payments due under the lease are expected to be approximately $359.5 million in the aggregate over the term of the lease. The Company is also responsible for certain other costs under the lease, such as certain build-out expenses, operating expenses, taxes, assessments, insurance, and utilities. There have been no other material changes in the Company's lease obligations compared to those discussed in Note 7 to its annual consolidated financial statements.
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

Legal Proceedings
On May 1, 2013, Radware, Ltd. and Radware, Inc. (Radware), filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California seeking an unspecified amount of monetary damages, as well as interest, costs, and injunctive relief, based upon allegations that the Company infringed three Radware patents related to ISP link load balancing. The Company answered the Complaint, denied the substantive allegations, and sought a declaratory judgment that the asserted claims were invalid. The Company also counter-claimed alleging that Radware had infringed certain Company patents relating to cookie persistence. F5 was granted summary judgment of non-infringement of one of Radware’s three patents, and was also granted summary judgment of non-infringement with respect to the other two patents in connection with design-arounds. F5 also took an offer of judgment as to Radware’s infringement of its patents. Radware’s damages claims and F5’s invalidity claims proceeded to trial and on March 15, 2016, the jury returned a verdict finding that F5 had not proven that the asserted patents were invalid, that the Company willfully infringed one of the two patents and that Radware was due $6.4 million in damages. On August 22, 2016, the Court, in response to various post-trial motions, granted F5 judgment as a matter of law on Radware’s claim of willful infringement (and thus denied Radware’s motion for treble damages and attorneys’ fees), awarded prejudgment interest, and issued an injunction. On September 7, 2016, the Court entered judgment in the amount of $6,870,979 in favor of Radware on its claims, and $40,000 in favor of F5 on its counterclaim (pursuant to the offer and acceptance of judgment). On October 5, 2016, F5 moved for a new trial on invalidity. That motion was denied. F5 has appealed the denial of the motion and Radware has appealed the summary judgments of non-infringement, the district court’s exclusion of certain evidence, and the grant of judgment as a matter of law on the willfulness claim. Separately, Radware has requested an award of $192,000 in costs. F5 has objected to the request and it remains pending. F5 has posted security of $6,895,391 to stay execution of the judgment pending appeal. The appeal is fully briefed and awaiting oral argument, which is scheduled for September 6, 2017.
In addition, on April 4, 2016, the Company sued Radware, Inc. in the United States District Court for the Western District of Washington accusing Radware of infringing three other Company patents. The Company’s complaint seeks a jury trial and an unspecified amount of monetary damages, as well as interest, costs, and injunctive relief. Radware moved to dismiss the allegations of one patent but the motion was denied. Radware has also filed a counterclaim asserting that F5 is infringing Radware's U.S. patent no. 9,231,853, another ISP link load balancing patent related to the same patents involved in the California litigation. F5 has denied infringement. The parties have also filed petitions for inter partes reviews on all four patents in the litigation and the Patent Trial and Appeal Board (PTAB) has instituted the review on Radware’s ‘853 patent. The PTAB dismissed Radware's two petitions for inter partes review of one of the three Company patents asserted against Radware- U.S. patent no. 7,742,413. In light of recent case developments, the Western District of Washington case, by stipulation, was transferred to the Northern District of California, where it has been assigned to Judge Chhabria. A case management conference is scheduled for October 12, 2017.
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
The Company records an accrual for loss contingencies for legal proceedings when it believes that an unfavorable outcome is both (a) probable and (b) the amount or range of any possible loss is reasonably estimable. In fiscal 2016, the Company recorded an accrual related to the Radware litigation mentioned above of $7.0 million for the verdict. The accrual was adjusted by immaterial amounts in the second and third quarters of fiscal 2017 to better reflect the Company's total expected litigation expense. The Company has not recorded any other accruals for loss contingencies associated with other legal proceedings.
6. Income Taxes
The effective tax rate was 31.1% and 32.4% for the three and nine months ended June 30, 2017, respectively, compared to 34.4% and 33.6% for the three and nine months ended June 30, 2016, respectively.
At June 30, 2017, the Company had $18.6 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements.  The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.

The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2013. The Company is currently under audit by various states for fiscal years 2012 through 2015. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2015 for the United Kingdom, 2011 for Japan, 2012 for Singapore, and 2013 for Australia. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal year 2014 federal income tax return, and fiscal years 2012, 2013, and 2014 state income tax returns.
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
The following presents revenues by geographic region (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Americas:
United States	$269,975	$256,518	$791,643	$737,792
Other	27,331	23,835	84,211	81,574
Total Americas	297,306	280,353	875,854	819,366
EMEA	121,578	117,286	377,779	367,155
Japan	22,128	24,034	71,415	71,345
Asia Pacific	76,825	74,849	226,995	211,819
	$517,837	$496,522	$1,552,043	$1,469,685
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Westcon Group, Inc.	19.1%	18.8%	18.6%	18.9%
Ingram Micro, Inc.	16.8%	14.9%	16.4%	14.8%
Tech Data [1]	12.2%	13.7%	12.4%	13.6%
Arrow ECS [2]	—	—	10.4%	10.1%

1. On February 27, 2017, Tech Data completed the acquisition of Avnet Technology Solutions
2. Arrow ECS accounted for under 10% of total net revenue for the three months ended June 30, 2017 and June 30, 2016

The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	June 30, 2017	September 30, 2016
United States	$105,599	$105,480
EMEA	15,544	13,789
Other countries	3,996	3,979
	$125,139	$123,248

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances and are generally identified by the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions. These forward-looking statements are based on current information and expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A. “Risk Factors” herein and in other documents we file from time to time with the Securities and Exchange Commission. We assume no obligation to revise or update any such forward-looking statements.
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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first nine months of fiscal year 2017 was primarily due to cash provided by operating activities of $527.2 million, largely offset by $450.1 million of cash used to repurchase outstanding common stock under our stock repurchase program. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $31.2 million for the first nine months of fiscal year 2017 were primarily related to the expansion of our facilities to support our operations worldwide as well as investments in information technology infrastructure and equipment purchases to support our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased in the third quarter of fiscal year 2017 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the third quarter of fiscal year 2017 was 51.

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

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(in thousands, except percentages)
Net Revenues
Products	$235,109	$231,366	$715,672	$691,485
Services	282,728	265,156	836,371	778,200
Total	$517,837	$496,522	$1,552,043	$1,469,685
Percentage of net revenues
Products	45.4%	46.6%	46.1%	47.0%
Services	54.6	53.4	53.9	53.0
Total	100.0%	100.0%	100.0%	100.0%
Net revenues. Total net revenues increased 4.3% and 5.6% for the three and nine months ended June 30, 2017, respectively, from the same periods in the prior year. Overall revenue growth for the three and nine months ended June 30, 2017 was primarily due to increased demand for our core ADN products and increased service revenues as a result of our increased installed base of products. International revenues represented 47.9% and 49.0% of total net revenues for the three and nine months ended June 30, 2017, respectively, compared to 48.3% and 49.8% for the same periods in the prior year, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.

Net product revenues increased 1.6% and 3.5% for the three and nine months ended June 30, 2017, respectively, from the same periods in the prior year. The increase in net product revenues for the three and nine months ended June 30, 2017 was due to an increase of $5.3 million and $30.2 million in sales of our ADN products from the same periods in the prior year, respectively. In particular, growth in sales of our security solutions and software-only Virtual Editions contributed to the increase in product revenue for the three and nine months ended June 30, 2017.
Net service revenues increased 6.6% and 7.5% for the three and nine months ended June 30, 2017, respectively, from the same periods in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Westcon Group, Inc.	19.1%	18.8%	18.6%	18.9%
Ingram Micro, Inc.	16.8%	14.9%	16.4%	14.8%
Tech Data [1]	12.2%	13.7%	12.4%	13.6%
Arrow ECS [2]	—	—	10.4%	10.1%

1. On February 27, 2017, Tech Data completed the acquisition of Avnet Technology Solutions
2. Arrow ECS accounted for under 10% of total net revenue for the three months ended June 30, 2017 and June 30, 2016
The following distributors of the Company's products accounted for more than 10% of total receivables:

	June 30, 2017	June 30, 2016
Westcon Group, Inc.	21.5%	18.5%
Ingram Micro, Inc.	12.3%	13.6%
Arrow ECS	10.8%	11.9%
No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$43,787	$40,474	$129,391	$123,033
Services	45,983	43,869	133,553	129,223
Total	89,770	84,343	262,944	252,256
Gross profit	$428,067	$412,179	$1,289,099	$1,217,429
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	18.6%	17.5%	18.1%	17.8%
Services	16.3	16.5	16.0	16.6
Total	17.3	17.0	16.9	17.2
Gross profit	82.7%	83.0%	83.1%	82.8%
Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased 8.2% and 5.2% for the three and nine months ended June 30, 2017, respectively, as compared to the same periods in the prior year. The increase in cost of net product revenues is due to a higher volume of hardware and software sales as well as an increase in sales of our subscription-based Silverline services.

Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and nine months ended June 30, 2017, cost of net service revenues as a percentage of net service revenues was 16.3% and 16.0%, respectively, compared to 16.5% and 16.6% for the same periods in the prior year, respectively. The decrease in cost of net service revenues as a percentage of net service revenues is primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of June 2017 increased to 919 from 898 at the end of June 2016. In addition, cost of net service revenues included stock-based compensation expense of $4.8 million and $14.6 million for the three and nine months ended June 30, 2017, respectively, compared to $4.2 million and $12.5 million for the same periods in the prior year, respectively.

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$160,952	$156,620	$490,171	$470,545
Research and development	88,602	83,042	264,886	250,481
General and administrative	39,368	34,182	119,055	103,238
Litigation expense	1	(527)	(134)	8,421
Total	$288,923	$273,317	$873,978	$832,685
Operating expenses (as a percentage of net revenue)
Sales and marketing	31.1%	31.5%	31.6%	32.0%
Research and development	17.1	16.7	17.0	17.0
General and administrative	7.6	6.9	7.7	7.0
Litigation expense	—	(0.1)	—	0.6
Total	55.8%	55.0%	56.3%	56.6%
Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased 2.8% and 4.2% for the three and nine months ended June 30, 2017, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to an increase of $2.5 million and $11.9 million in commissions and personnel costs for the three and nine months ended June 30, 2017, respectively, from the comparable periods in the prior year. The increased commissions and personnel costs were driven primarily by growth in sales and marketing employee headcount for the corresponding periods. Sales and marketing headcount at the end of June 2017 increased to 1,794 from 1,720 at the end of June 2016. Sales and marketing expense included stock-based compensation expense of $17.5 million and $52.7 million for the three and nine months ended June 30, 2017, respectively, compared to $15.2 million and $46.0 million for the same periods in the prior year, respectively.
Research and development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 6.7% and 5.8% for the three and nine months ended June 30, 2017, respectively, from the comparable periods in the prior year. The increase in research and development expense was primarily due to an increase of $3.7 million and $12.1 million in personnel costs for the three and nine months ended June 30, 2017, respectively, from the comparable periods in the prior year. Research and development headcount at the end of June 2017 increased to 1,240 from 1,174 at the end of June 2016. Research and development expense included stock-based compensation expense of $13.6 million and $41.4 million for the three and nine months ended June 30, 2017, respectively, compared to $13.0 million and $39.6 million for the same periods in the prior year, respectively. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 15.2% and 15.3% for the three and nine months ended June 30, 2017, respectively, from the comparable periods in the prior year. The increase in general and administrative expense was primarily due to an increase of $2.4 million and $5.3 million in personnel costs for the three and nine months ended June 30, 2017, respectively, from the comparable periods in the prior year. In addition, fees paid to outside consultants for legal, audit and tax services increased $1.0 million and $3.0 million for the three and nine months ended June 30, 2017, respectively, from the comparable periods in the prior year. General and administrative headcount at the end of

June 2017 increased to 467 from 441 at the end of June 2016. Stock-based compensation expense was $6.7 million and $23.5 million for the three and nine months ended June 30, 2017, respectively, compared to $5.7 million and $19.0 million for the same periods in the prior year, respectively.
Litigation expense. In the second quarter of fiscal 2016, we accrued a litigation expense of $8.9 million, which included a patent-related jury verdict for $6.4 million and $2.5 million in legal fees and other costs associated with the litigation. The accrual was adjusted by immaterial amounts in the third and fourth quarters of fiscal 2016 and the second and third quarters of fiscal 2017 to better reflect our total expected litigation expense. See Note 5 - Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information regarding this litigation.

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$139,144	$138,862	$415,121	$384,744
Other income, net	2,589	978	6,534	2,246
Income before income taxes	141,733	139,840	421,655	386,990
Provision for income taxes	44,071	48,051	136,637	130,070
Net income	$97,662	$91,789	$285,018	$256,920
Other income and income taxes (as percentage of net revenue)
Income from operations	26.9%	28.0%	26.8%	26.2%
Other income, net	0.5	0.2	0.4	0.2
Income before income taxes	27.4	28.2	27.2	26.4
Provision for income taxes	8.5	9.7	8.8	8.9
Net income	18.9%	18.5%	18.4%	17.5%
Other income, net. Other income, net consists primarily of interest income and foreign currency transaction gains and losses. The increase in other income, net for the three and nine months ended June 30, 2017, from the same periods in the prior year was primarily due to $0.9 million and $2.9 million in foreign currency gains, respectively.
Provision for income taxes. The effective tax rate was 31.1% and 32.4% for the three and nine months ended June 30, 2017, respectively, compared to 34.4% and 33.6% for the three and nine months ended June 30, 2016, respectively. The decrease in the effective tax rate for the three months ended June 30, 2017 is primarily due to the impact of foreign income and an increase in United States Federal Credit for Increasing Research Activities. The decrease in the effective tax rate for the nine months ended June 30, 2017 is primarily due to the impact of foreign income, partially offset with a benefit from the permanent extension of the United States Federal Credit for Increasing Research Activities recorded in the nine months ended June 30, 2016.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at June 30, 2017 and June 30, 2016 were $50.5 million and $42.9 million, respectively. The net deferred tax assets include valuation allowances of $16.4 million and $13.3 million as of June 30, 2017 and June 30, 2016, respectively, which are primarily related to tax net operating losses incurred in certain foreign jurisdictions, and state tax carryforwards.
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

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,248.8 million as of June 30, 2017, compared to $1,158.8 million as of September 30, 2016, representing an increase of $90.1 million. The increase was primarily due to cash provided by operating activities of $527.2 million for the nine months ended June 30, 2017, which was largely offset by $450.1 million of cash used for the repurchase of outstanding common stock under our stock repurchase program. Cash provided by operating activities for the first nine months of fiscal year 2017 resulted from net income of $285.0 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.
Cash provided by investing activities was $47.1 million for the nine months ended June 30, 2017, compared to cash provided by investing activities of $33.4 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions, capital expenditures and changes in restricted cash requirements. The amount of cash provided by investing activities for the nine months ended June 30, 2017 was primarily the result of the sale and maturity of investments partially offset by the purchase of investments and capital expenditures related to maintaining our operations worldwide.
Cash used in financing activities was $396.6 million for the nine months ended June 30, 2017, compared to cash used in financing activities of $503.7 million for the same period in the prior year. Our financing activities for the nine months ended June 30, 2017 consisted primarily of cash required for the repurchase of outstanding common stock under our stock repurchase program of $450.1 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $47.0 million.
Obligations and Commitments
As of June 30, 2017, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2033. On May 3, 2017, we entered into an agreement to lease approximately 515,000 square feet of office space in Seattle, Washington that will serve as our new corporate headquarters. The initial term of the lease is 14.5 years and is expected to commence on the latter of (i) April 1, 2019 or (ii) 10 months after the substantial completion date of the construction of the Premises. Base rent payments due under the lease are expected to be approximately $359.5 million in the aggregate over the term of the lease. We are also responsible for certain other costs under the lease, such as certain build-out expenses, operating expenses, taxes, assessments, insurance, and utilities.
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
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of June 30, 2017. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of June 30, 2017, 32.6% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.

Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine month period ended June 30, 2017, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2016.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017.
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
On April 20, 2016, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $2.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of June 30, 2017, the Company had repurchased and retired 3,301,167 shares at an average price of $136.34 per share during fiscal year 2017 and the Company had $323.7 million remaining authorized to purchase shares.
Shares repurchased and retired as of June 30, 2017 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2016 — October 31, 2016	—	$—	—	$773,743
November 1, 2016 — November 30, 2016	1,055,640	$142.11	1,055,640	$623,722
December 1, 2016 — December 31, 2016	—	$—	—	$623,722

January 1, 2017 — January 31, 2017	—	$—	—	$623,722
February 1, 2017 — February 28, 2017	1,085,862	$138.16	1,085,862	$473,700
March 1, 2017 — March 31, 2017	—	$—	—	$473,700

April 1, 2017 — April 30, 2017	—	$—	—	$473,700
May 1, 2017 — May 31, 2017	1,159,665	$129.37	1,159,665	$323,677
June 1, 2017 — June 30, 2017	—	$—	—	$323,677

Item 6.	Exhibits

Exhibit Number		Exhibit Description

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of August, 2017.

F5 NETWORKS, INC.

By:	/s/ ANDY REINLAND
Andy Reinland
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)