Form 10-K
period 2017-09-30
F5 NETWORKS INC
filed 2017-11-03
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2017, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $9,105,335,415 based on the closing sales price of the Registrant’s Common Stock on the NASDAQ Global Select Market on that date.
As of October 30, 2017, the number of shares of the Registrant’s common stock outstanding was 62,593,522.

DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of this Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the Registrant’s Definitive Proxy Statement for the Annual Shareholders Meeting for fiscal year 2017, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this Report relates.

F5 NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2017

Trademarks and Tradenames
3DNS, AAM, Access Policy Manager, Acopia, Acopia Networks, Advanced Client Authentication, Advanced Firewall Manager, Advanced Routing, AFM, APM, Application Acceleration Manager, Application Security Manager, Applications without Constraints, ARX, AskF5, ASM, BIG-IP, BIG-IP EDGE GATEWAY, BIG-IQ, Cloud Extender, CloudFucious, Clustered Multiprocessing, CMP, COHESION, Data Manager, DC (DESIGN), DDoS Hybrid Defender, Defense.Net, Defense.net [DESIGN], DevCentral, DNS, DNS Express, DSC, DSI, Edge Client, Edge Gateway, Edge Portal, ELEVATE, EM, ENGAGE, Enterprise Manager, F5, F5 [DESIGN], F5 Agility, F5 Analytics, F5 Application IQ, F5 Certified [DESIGN], F5 ELITE, F5 Labs, F5 Labs [DESIGN], F5 Management Pack, F5 Networks, F5 Synthesis [DESIGN], F5 TMOS, F5 World, Fast Application Proxy, Fast Cache, FirePass, Global Traffic Manager, GTM, GUARDIAN, HERCULON, iApps, IBR, iCall, iControl, iHealth, Intelligent Browser Referencing, Intelligent Compression, IPv6 Gateway, iQuery, iRules, iRules OnDemand, iSeries, iSession, iWorkflow, L7 Rate Shaping, LC, LineRate, LineRate [DESIGN], LROS, LTM, LineRate Operating System, LineRate Point, LineRate Precision, Link Controller, Local Traffic Manager, Message Security Manager, MobileSafe, MSM, Netcelera, OneConnect, Packet Velocity, PEM, Point Load Balancer, Policy Enforcement Manager, Protocol Security Manager, PSM, Ready Defense, Real Traffic Policy Builder, SalesXchange, SalesXchange [DESIGN], SAM, ScaleN, SDAS, SDC, Secure Access Manager, Signaling Delivery Controller, Silverline, Silverline Threat Intelligence, Software Defined Application Services, Solutions for an application world, SSL Acceleration, SSL Everywhere, SSL Orchestrator, StrongBox, SuperVIP, SYN Check, Synthesis, TCP Express, TDR, TechXchange, TechXchange [DESIGN], TMOS, TotALL, Traffic Management Operating System, TrafficShield, Traffix, Traffix [DESIGN], TrainingPass, Transparent Data Reduction, TurboFlex, UNITY, VAULT, VE F5 [DESIGN], Versafe, Versafe [DESIGN], VIPRION, vCMP, Virtual Clustered Multiprocessing, WA, WAF Express, WAN Optimization Manager, WAN Optimization Module, WANJet, WE MAKE APPS GO, WE MAKE APPS GO Faster. Smarter. Safer. [DESIGN], WebAccelerator, WebSafe, WOM, and ZoneRunner are trademarks or service marks of F5 Networks, Inc., or its subsidiaries in the U.S. and other countries. Any other trademarks, service marks and/or trade names appearing in this document are the property of their respective owners.
Unless the context otherwise requires, in this Annual Report on Form 10-K, the terms “F5 Networks,” “the Company,” “we,” “us,” and “our” refer to F5 Networks, Inc. and its subsidiaries. Our fiscal year ends on September 30, and fiscal years are referred to by the calendar year in which they end. For example, “fiscal year 2017” and “fiscal 2017” refer to the fiscal year ended September 30, 2017.
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
General
F5 Networks is the leading developer and provider of software defined application services designed to ensure that applications delivered over Internet Protocol (IP) networks are faster, smarter and safer for any user, anywhere, anytime, on any device. F5 solutions serve mid-to-large enterprise, the public sector, and top service providers around the globe.
Our core technology is a full-proxy, programmable, massively-scalable software platform called TMOS (Traffic Management Operating System). Introduced in 2004, the TMOS platform supports the industry’s broadest array of application services, including local and global traffic management, network and application security, access management, web acceleration and a number of other network and application services. These services are available as software modules that can run individually or as part of an integrated solution on our high-performance, scalable, purpose-built BIG-IP appliances and chassis-based VIPRION systems; or as software-only Virtual Editions that run on major hypervisors in public and private clouds. Our cloud-based Silverline software-as-a-service (SaaS) offerings allow customers to subscribe to online denial-of-service protection and application security services. In conjunction with our BIG-IQ management software, the availability of our application services as software on our purpose-built hardware, and also as software-only and Silverline subscription services gives customers the flexibility to create a dynamic secure hybrid infrastructure with consistent policies and centralized management across multiple cloud platforms as well as traditional data centers.

The core features and functions of TMOS enable our products to inspect and modify the content of IP traffic flows at network speeds and sessions between users and applications and support a broad and growing array of services. iRules and iRules LX provide programmable capabilities that enable customers and third parties to write customized rules to inspect and modify traffic characteristics. TMOS also has an open software interface called iControl, which allows our products to communicate with one another and with third-party products; a set of powerful features called iApps that speed deployment of our services and give users an application-centric view of how applications are managed and delivered; and a scripting framework called iCall that lets users configure their F5 devices inline.
The majority of our revenue today is derived from sales of BIG-IP and VIPRION products, as well as associated professional services. Our hardware products include the BIG-IP family of appliances and our scalable VIPRION systems, and the Herculon line of security appliances. These purpose-built devices integrate industry-standard components, such as Intel based general-purpose processors, high performance cryptographic offload components, and FPGAs (Field-Programmable Gate Arrays). The architecture of these systems is designed to accelerate and optimize the performance of our software by offloading repetitive, compute-intensive functions such as encryption and compression to specific components, and enabling complex application-layer processing at network speed. Deployed throughout the IT infrastructure, our hardware products deliver massive performance and scalability that enable customers to consolidate multiple application services. This consolidation reduces their total cost of ownership and helps drive down operating costs by simplifying the management of servers and applications.
As information technology architecture continues to evolve, there is growing demand for cloud-based and software-only application services that can be deployed in virtual environments next to each instance of an application. Our Virtual Edition (VE) products are software-only versions of the same application delivery services we sell as modules on our purpose-built hardware. Designed to run on all standard hypervisors, they are portable across major cloud environments, deliver faster throughput than competing products, and offer the broadest array of integrated application services available. While VEs generally have lower performance than our hardware-based solutions, they give customers the flexibility to deploy a mix of integrated application services as needed, spin them up and down with each instance of an application, and move them easily between traditional data centers and multiple private or public cloud platforms-while also incorporating technologies such as microservices and container environments. In parallel, while our traditional customer base has largely consisted of enterprise and service provider organizations, our cloud and container-focused offerings are bringing the benefits of advanced application services to a broader range of users.
Whether they are deployed as VEs or as modules on our purpose-built hardware, our application delivery services can be centrally managed from our BIG-IQ management platform.

In addition to our VEs and hardware-based solutions, our cloud-based Silverline SaaS platform gives customers the option to subscribe to enterprise-grade application delivery services available online. Current Silverline services include distributed denial-of-service (DDoS) protection and application security. Subscriptions include 24/7 access to our Security Operations Center (SOC) support teams.
Our products also include solutions for Diameter signaling and routing, load balancing and gateway connectivity, designed to enable service providers to meet the multiple challenges associated with the growth of mobile data.
In connection with our products, we offer a broad range of professional services including consulting, training, installation, maintenance and other technical support services.
F5 Networks was incorporated on February 26, 1996 in the State of Washington. Our headquarters is in Seattle, Washington, and our mailing address is 401 Elliott Avenue West, Seattle, Washington 98119. The telephone number at our executive offices is (206) 272-5555. We have subsidiaries, branch offices or representative offices in Argentina, Australia, Austria, Belgium, Brazil, the British Virgin Islands, Canada, Chile, China, Colombia, Croatia, the Czech Republic, Denmark, Finland, France, Germany, Hong Kong, India, Indonesia, Ireland, Israel, Italy, Japan, Kingdom of Saudi Arabia, Malaysia, Mexico, Netherlands, New Zealand, Norway, the Philippines, Poland, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom and Vietnam. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website, www.f5.com, as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission. Copies of these filings may also be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains current, quarterly and annual reports, proxy and information statements and other information regarding issuers that file electronically.

Industry Background
Growth and Evolution of IP-Based Infrastructures
Internet Protocol (IP) is a communications language used to deliver applications and data over the Internet. For more than two decades, large business and government organizations have been gradually replacing older data center architectures with IP-based infrastructures, deploying new IP-based applications and replacing or upgrading legacy applications with new IP-enabled versions. This trend has been accompanied by the proliferation of mobile devices such as smartphones, tablets and laptops that allow users to access data and applications from almost anywhere. At the same time, virtualization of data centers and networks and the emergence of public clouds have given rise to dynamic hybrid infrastructures where applications are increasingly hosted off-premises as well as in traditional data centers and can move freely between locations as demand or other circumstances require.
Emergence of the Dynamic Data Center and Hybrid IT Infrastructures
From a broad perspective, the goal of IT organizations is to optimize the secure delivery of applications to users wherever they are and whenever they need them, regardless of where those applications exist.
Dynamic Data Center. Server virtualization has enabled organizations to group or partition data center compute resources to meet user demand dynamically, and reconfigure these virtual resources easily and quickly as demand changes. More recently, software-defined networking (SDN) offers organizations a means to reduce costs, increase the flexibility, and simplify the deployment and management of IT infrastructure through network virtualization. F5 products play key roles in application delivery and security in both environments, where compute is virtualized and the network is virtualized.
Hybrid IT Infrastructures. Many organizations are also taking advantage of the growing availability of internal/external private and public cloud resources as a flexible, secure and reliable alternative to owning and managing static infrastructure components directly. F5 State of Application Delivery (SOAD) and other studies show that customers are increasingly moving towards hybrid IT, or even multi-cloud architectures, where applications on-premise must coexist and collaborate with applications in the cloud. F5 solutions can simplify the deployment, delivery, security and management of applications in such hybrid environments.
At the same time, these changes have created new challenges to the security of IP networks and the applications and data accessible over the Internet. With increasing frequency, sophisticated denial-of-service attacks have exposed a major vulnerability in the security perimeter of corporate networks by overwhelming firewalls and effectively shutting down the networks. In addition, many network-level security threats are directly related to the improper use of the same protocols applications depend on to transmit data. Intrusion detection and prevention devices, which rely on signature databases of known threats, afford some protection against these types of attacks. However, they offer no protection against many of the most common threats, including information leakage, content spoofing, cross-site request forgery or “zero-day” attacks designed to exploit a variety of application vulnerabilities.
In addition to preventing the threat of attacks designed to disrupt, destroy or block access to network applications, organizations are faced with the equally daunting challenge of controlling access to applications and data. The proliferation of mobile devices has given users with smart phones, tablets, and laptops the ability to access corporate private and public cloud data centers from virtually anywhere. This, in turn, has increased the difficulty of ensuring that mobile users are able to access applications and data for which they are authorized, and that applications and data are protected from access by unauthorized users.
Need to Optimize the Secure Delivery of Applications and Data
With the ongoing evolution and increasing complexity of IT infrastructures, there is a growing need to optimize the secure delivery of applications and data over IP networks. IP-based traffic passing between end-user devices, servers, and cloud resources is divided into discrete packets that travel by multiple routes to their destination where they are reassembled. The basic disassembly, routing, and reassembly of transmissions are relatively straightforward and require limited intelligence. By contrast, managing, inspecting, modifying, redirecting, and securing application traffic going to and from servers can require highly intelligent systems capable of performing an expanding array of functions. Broadly speaking, all of those functions are aspects of application delivery.
Application delivery services dynamically manage, secure, and optimize the flow of traffic between users and servers (physical or virtual), and cloud environments, freeing up other resources by offloading common network functions, such as encryption, IPv4/IPv6 translation, compression, authentication, rate-shaping, and a variety of specialized functions, including network and application security services, policy management, and WAN optimization, that would otherwise have to be coded into applications. Since most large enterprises have hundreds — if not thousands — of applications, it isn't practical to replicate these functions within each instance of an application and maintain consistent policies across a broad spectrum of different applications. In traditional data centers, it has been common practice to deploy an array of point products in front of server farms to provide various services, but that typically requires integrating, maintaining and upgrading disparate technologies from different vendors, a process that is time-consuming and expensive in terms of both capital and operating costs. From a security standpoint, it is also much more difficult to audit traffic passing through multiple devices. In such environments, a more practical and efficient solution is a comprehensive set of integrated application delivery services on a single, high-performance device. In virtual and cloud environments where flexibility is a priority, software designed to run on standard hypervisors provides the same services and many of the benefits associated with hardware-based solutions.
Although application delivery services are broadly applicable within enterprise and service provider IT infrastructures, service providers face unique challenges as they attempt to modernize and scale their networks to deal with the flood of data generated by smart phones, tablets, wearables, and other mobile devices. To cope with these challenges, many service providers are still migrating legacy 2G/3G infrastructures to 4G/LTE networks and Evolved Packet Core (EPC) data centers that require an array of network and application services. Today, most of those services are deployed on separate appliances from different vendors, and service providers are actively seeking solutions that will enable them to lower costs and improve reliability and performance by consolidating services and reducing the number of devices. Increasingly, they are also demanding software solutions designed to run on commodity hardware that can be repurposed as needed. To cope with the dramatic increase in signaling traffic associated with 4G/LTE networks, the challenges of migrating legacy infrastructure, and the need to integrate charging and enforcement functions with subscriber data, service providers have also adopted the Diameter signaling protocol as the de facto standard for communication within their evolving data centers.
F5’s Strategy
Our goal is to lead the industry in providing IP network services that ensure the safe, fast, and reliable delivery of applications to any user, anywhere, anytime-regardless of a user's location or where the application resides. These services include availability, security, performance, mobility, and identity. They also include managing and orchestrating resources, as well as coordinating services across multiple data centers, networks, and cloud-based resources. Our products are designed to provide strategic points of control throughout the IT infrastructure that allow business policies to be implemented where information is exchanged. Key components of our strategy include:
Offering a complete, integrated suite of application services.
Since the introduction of TMOS, we have developed TMOS-based versions of our own legacy products, such as Local Traffic Manager (LTM), BIG-IP DNS, and Link Controller; newer products, such as Advanced Firewall Manager (AFM), Carrier Grade Network Address Translation (CGNAT) and Policy Enforcement Manager (PEM); and products that incorporate acquired technology, including Application Security Manager (ASM), Access Policy Manager (APM) and our end-user protection services, WebSafe and MobileSafe. All of these products are currently available as integrated software modules on our BIG-IP and VIPRION hardware and as Virtual Editions that run on standard hypervisors. In 2016, we introduced our first stand-alone security appliances, DDoS Hybrid Defender and SSL Orchestrator. In addition, we offer online DDoS protection and application security as subscription services on our cloud-based Silverline SaaS platform. Regardless whether these services are deployed as software-only solutions or as modules running on our purpose-built hardware, our BIG-IQ management platform allows customers to apply and update consistent policies across their F5 services from a centralized resource. We believe this approach addresses the needs of today's evolving hybrid infrastructures and sharply differentiates our products from our competitors’ offerings.
Investing in technology to meet evolving customer needs.
We meet with our customers often, and maintain a customer advisory board to ensure that our development efforts are aligned with their needs. We continue to invest in research and development efforts that leverage the unique attributes of our TMOS platform as well as new technologies to deliver new features and functions that address the complex, changing needs of our customers. Although the bulk of our investment is software development, concurrent development of tightly integrated hardware that delivers consistent, guaranteed high-performance continues to be an appreciable element of our investment strategy. We also look for opportunities to acquire technologies that will enable us to broaden the scope of our offerings and expand into adjacent markets.

Expanding our addressable market.
Since the introduction of TMOS, we have continually expanded our addressable market and the definition of application delivery through the acquisition and development of new technology. In 2003, for example, we entered the market for secure remote access through the acquisition of uRoam, Inc. and its FirePass SSL VPN technology that has become the core of our current Access Policy Manager (APM) offering. The following year we entered the web application firewall market with the acquisition of MagniFire Websystems, Inc. and its TrafficShield security appliance, which became the foundation of our Application Security Manager (ASM) product. In 2013, we introduced Advanced Firewall Manager (AFM), enabling enhanced network firewall capabilities. In 2013, we also continued to expand our security offerings with the acquisition of Versafe, a provider of web anti-fraud, anti-phishing, and anti-malware solutions, and in 2014 we acquired Defense.Net, a cloud-based DDoS protection service that complements our on-premise DDoS solution and is currently available on our Silverline SaaS platform. During fiscal year 2016, we added new standalone security appliances, DDoS Defender and SSL Orchestrator, to our family of security products-currently available within our Herculon product line. These products are components of our comprehensive approach to application security, and integrate with other features and functions available on our products. As a result of this strategy and our development and acquisition of technology in related markets such as Java Script programing, analytics, DDoS protection and web application firewalls, we believe our current addressable market is significantly broader and more diverse than the ADC market as industry analysts have historically defined it.
Continuing to build and expand relationships with strategic technology partners.
Early on, we developed strategic technology partnerships with enterprise software vendors, such as Microsoft, Oracle, VMware and others, who had an established presence in large enterprises. By taking advantage of iControl, our open application programming interface, and iCall, a scripting framework that provides the ability to define data plane events such as threshold breaches and adjust the behavior of our products accordingly, these vendors have been able to equip their applications and technologies to better interoperate with our products in the network, enhancing overall application performance. In return, they provided us significant leverage in the selling process by recommending our products to their customers. More recently, we have worked closely with several of these vendors to develop configurations of our products, called iApps, that are specifically designed to simplify deployment and optimize the performance of their applications. These solutions are available as templates which allow quick and easy configuration of our products for specific applications.
In recent years, we have developed partnerships with Cisco, HP, Microsoft and VMware to provide integrated application services for their software-defined networking (SDN) offerings. In addition, we have advanced partnership efforts around Amazon AWS, Microsoft Azure, Google Cloud Platform, VMware vCloud, Cisco ACI, and many other technologies to provide cloud-based application services and solutions for customers. We plan to continue building on our existing relationships and to extend our competitive edge by developing new strategic partnerships with other technology leaders and emerging players.
Leveraging DevCentral, our online community of network architects and developers.
Customization of our products' capabilities via iRules, iRules LX and related technologies enhances their “stickiness” by allowing customers to solve problems in both their applications and their networks that would be difficult if not impossible to solve by other means. Our online community, DevCentral, lets customers and partners discuss and share the ways in which they use F5's programmable technologies to solve problems and enhance the security, performance, and availability of applications. A corollary benefit is that a number of the solutions posted by DevCentral participants have become standard features in newer releases of TMOS. DevCentral also provides a valuable window into our customers’ constantly evolving needs that helps guide product development efforts.
F5 Solutions
F5 offers the industry’s most comprehensive set of application delivery and related security services for enterprises, governments, and service providers around the globe. These solutions may be deployed on-premise, in a private cloud (which could be hosted by a hosting provider), in a public cloud, or in a hybrid or multi-cloud environment.
Our integrated application services are available via software modules on our purpose-built hardware, as software-only Virtual Editions (VEs) that run on standard hypervisors, and as cloud-based services on our Silverline SaaS platform. These products function as strategic points of control in IP networks, inspecting, modifying and directing traffic to optimize the security, availability and delivery of applications and data to any user, anywhere, anytime and on any device. Our service provider solutions address the complex needs of service providers and complement our TMOS-based products by enabling fast, reliable communications among the elements of their legacy infrastructures and their evolving packet-based 4G/LTE networks and network functions virtualization (NFV) environments. We believe our products offer the most intelligent services and advanced functionality in the marketplace along with performance and flexibility that enable organizations to simplify management of their IP networks and data center operations by integrating disparate resources to reduce operating costs, enhance productivity, and improve service to employees, customers and partners.

Since 2004 we have expanded the breadth of features and functionality we offer well beyond the scope of Application Delivery Networking as it has been traditionally defined. Today, we also offer solutions that include application security, secure remote access, enhanced firewall capabilities, optimization, access policy management, carrier-grade network address translation, Diameter signaling, policy enforcement, fraud detection and more, opening up large opportunities in several adjacent markets.
Operating System and Service Module Software
The core of our primary application delivery technology is TMOS, our Traffic Management Operating System, introduced in September 2004. The full-proxy characteristics of the TMOS architecture enable our products to intercept, inspect, and act on the contents of traffic from virtually every type of IP-enabled application. In addition, the modularity of the TMOS architecture allows us to deliver tightly integrated solutions that secure, optimize and ensure the availability of applications and the networks they run on.
Traffic Management Operating System (TMOS)
Since TMOS was launched, we have added thousands of new features designed to interpret and act on specific content in the traffic passing between users and applications. TMOS includes several features and functions that are unique to our products, with examples such as those listed below:

•
Programmability and customization of F5 products for applications (iApps), for control and management (iControl), for the data plane (iRules and iRules LX), and for threshold breaches and alerts (iCall). See more details below in the DevOps & Programmability sub-section.

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

TMOS includes features that enhance the ability of our products to protect and hide networks and applications from denial-of-service attacks and other types of security threats. Other enhancements include gateway support for software-defined networks (SDN), symmetrical and asymmetrical application acceleration, subscriber and application aware enforcement for service providers, management and orchestration of multiple devices, and improved visibility that allows customers to monitor and record the performance of applications and users. The most recent versions of TMOS deliver leading application services with enhanced public cloud integration and more sophisticated security policies for on-premises and hybrid cloud environments. Enhancements in iRules LX enable programmability across traditional, cloud, and hybrid architectures and leverage an extensive Node.js library that allows DevOps teams to create customized services quickly and easily.
Software Modules
The features and functions embedded in F5 products provide integrated software services that cover a broad range of application-aware network functions from load balancing to security. These services are available as software modules designed to run on our purpose-built hardware, as software-only Virtual Editions with any standard hypervisor, and in a variety of cloud-based environments. Notable offerings in the BIG-IP product line include:

•	Local Traffic Manager (LTM) provides intelligent load balancing, traffic management, and application health checking.

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

•
Advanced Firewall Manager (AFM) enables high-performance network firewall capabilities designed to ensure that traffic is not interrupted even under the most intense attacks. AFM scales to support millions of concurrent connections per second and uses the flexibility of iRules, sophisticated filtering, immediate blacklisting, and over a hundred built-in threat vectors to identify and mitigate DDoS attacks. We also offer a carrier-class version of AFM designed to meet the rigorous requirements of an S/Gi firewall in service provider networks.

•
Application Security Manager (ASM) is a web application firewall that provides comprehensive, proactive, application-layer protection against both generalized and targeted attacks. Combining a positive security model (“deny all unless allowed”) with signature-based detection, ASM can prevent “zero-day” attacks in addition to known security threats.

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

•
Policy Enforcement Manager (PEM) offers service providers a comprehensive set of traffic classification capabilities to accurately identify the specific applications and services subscribers are using and how they are using them. This information allows them to steer application and subscriber traffic to the most appropriate value-added services (such as web caching, video optimization, or parental control) and reduce the burden on other services. PEM also provides deep reporting, enabling service providers to build tailored services and packages based on subscribers’ application usage and traffic classification.

All software modules can be licensed individually. In addition, our “Better” and “Best” offerings bundle certain modules and are sold at a discount to the price customers would pay if each of the included items were purchased separately.
Cloud-Based Subscription Services

•
Silverline is a SaaS platform that allows customers to subscribe to security services running on our own high-performance, massively-scalable hardware in cloud-based points of presence around the globe. Two services are currently available on Silverline: Denial of Service (DoS) protection and Web Application Firewall (WAF). Depending on the level of protection they require, customers can route traffic through Silverline 24/7 or only when an attack is detected. For customers who want to minimize the upfront costs and expense of maintaining on-premise solutions, these services are simple to deploy and an affordable alternative. For large enterprises, subscribing to these services in conjunction with F5's on-premises DDoS solution (AFM) and Web Application Firewall (ASM) can provide a first line of defense against attacks before they have a significant down-time impact on their application or network services.

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

•	IP Intelligence uses contextual awareness and analysis of traffic and constantly refreshed data from a global threat-sensor network to block threats from a dynamic set of high-risk IP addresses.

Service Provider Solutions
In addition to the solutions described above, F5 also offers a number of technologies specifically aimed at the service provider market, including:

•	GiLAN Solution

◦	GiLAN solution is made up of BIG-IP LTM and DNS, Carrier-Grade Nework Address Translation (CGNAT) and Policy Enforcement Manager (PEM). The modules have been described above in this document.

◦
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

◦
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

•	Network Function Virtualization (NFV)
All software modules BIG-IP LTM, AFM, PEM, CGNAT, DNS and others are available as Virtual Editions which make up the Virtual Network Functions (VNF) which can be licensed individually. In addition, our “Better” and “Best” offerings bundle certain modules or VEs and are sold at a discount to the price customers would pay if each of the included items were purchased separately. We also offer a variety of licensing options for VEs, including subscriptions, utility pricing, and volume licensing.
Our VNFs can be orchestrated with the service provider’s Orchestration engines through open APIs. Also the VNFs can be integrated with external SDN controllers.

•	Carrier Class Firewall (CCFW)
F5’s carrier-class network firewall provides end-to-end security. From customer billing and provisioning systems to protecting LTE network infrastructure and strengthening mobile device security including protection against DDoS attacks. Our multilayered redundant security platform supports new 4G-LTE, 5G, and VoLTE technologies and easily integrates with today’s NFV environments. Defending assets at scale, without impairing performance is the security approach that earns us trust by all ten of the Tier-1 operators.

•	Signaling Traffic Management
Service Provider networks use several key protocols like the Diameter signaling protocol which is a de facto standard adopted by service providers to deal with the massive increase in signaling traffic that has accompanied the mobile industry’s transition to 4G/LTE networks. F5’s BIG-IP platform supports load balancing of traffic associated with protocols like Diameter, SIP, GTP and also IoT protocols like MQTT that are widely used in service provider networks. Diameter, SIP and other Load Balancers deliver cost-effective connectivity, scalability, and control to service providers migrating from legacy infrastructures to LTE and IMS networks.
Hardware Platforms
All of our purpose-built hardware products are designed to enhance the performance of our software by leveraging a combination of custom FPGA logic and off the shelf silicon, providing a balance of cost and flexibility. Currently, we offer two types of hardware configurations: BIG-IP appliances; and our chassis-based VIPRION products. Both BIG-IP and VIPRION run TMOS and support our product software modules. We also sell specialty appliances that integrate specific software services and are only available as standalone products.
Data sheets for all of our hardware platforms are available in the products section of our website.
BIG-IP Appliances
Platforms in our family of BIG-IP appliances differ primarily in their performance and size characteristics resulting from the hardware components and configurations that make up these systems. Currently, BIG-IP appliances are available in two product lines: a standard series and the newer, cloud-ready iSeries (introduced in the second half of calendar year 2016). Enhancements in performance, scalability, and hardware programmability enable F5 products to run various software services, including F5's hypervisor technology called virtual clustered multiprocessing (vCMP), which allows complete segmentation of BIG-IP systems into independent virtual BIG-IPs.
VIPRION Chassis-Based Systems
Currently we offer four chassis-based systems: VIPRION 4800, VIPRION 4480, VIPRION 2400 and VIPRION 2200. VIPRION’s unique CMP architecture distributes traffic evenly across all available processors and allows customers to add or remove blades without disrupting traffic. It also helps customers simplify their networks by consolidating application delivery services with vCMP, saving management costs as well as power, space, and cooling in the datacenter. During the third quarter of fiscal year 2016, we introduced the VIPRION 4450 blade for VIPRION 4800 (8-blade chassis) and VIPRION 4480 (4-blade chassis). Each blade delivers greater than 100Gb of throughput, and a fully loaded VIPRION 4800 can support more than one billion concurrent connections.
Software Platforms
BIG-IP Virtual Edition (VE)
Virtual Edition (VE) is F5’s software ADC and Security services platform. VE was introduced in 2011 to enable customers to leverage F5’s services in virtualized and cloud based environments. Currently, VE is deployable on most hypervisors including VMware ESXi, KVM, Xen, and Microsoft Hyper-V and in various clouds such as Amazon AWS, Microsoft Azure, Google Cloud Platform, and OpenStack. VE is optimized for performance and interoperability in these environments, including a high-performance version supporting up to 40G throughput and integration into automation/orchestration frameworks (Ansible, Puppet, Terraform, OpenShift, and Cloud Foundry). F5 also provides tools and supported cloud templates based on our robust set of API’s in our GitHub repository to simplify and automate provisioning and configuration of our services. The same breadth of BIG-IP software modules can be deployed on VE, providing customers the ability to deliver consistent services and security policies for their applications and gain operational agility when deploying in multiple cloud environments. VE is offered in a variety of licensing options including as a subscription license, as part of an enterprise licensee agreement, as a perpetual license, and in a utility model through several F5 cloud partners. VE is the core platform for addressing the adoption of NFV, Cloud, and DevOps by Enterprise IT and Service Provider networks.
Management and Orchestration Software
BIG-IQ Centralized Management
F5 BIG-IQ Centralized Management provides a central point of control for F5 physical and virtual devices and for the solutions that run on them. BIG-IQ Centralized Management is available as a Virtual Edition or as an enterprise-grade appliance. It simplifies management, helps ensure compliance, and provides the tools to deliver applications securely and effectively across on-premises data centers and public and private clouds. From a single console, customers can:

•	Manage up to 400 physical and/or virtual BIG-IP devices, including inventory, status, reporting, backups, updates and upgrades, and handle licensing for up to 5,000 virtual devices.

•	Centrally manage configurations and policies for F5 security products, securing applications and providing insights via dashboard views, reports and alerts for recognized security events.
iWorkflow
iWorkflow is a software platform designed to accelerate the deployment of applications and services, while reducing exposure to the operational risk that comes with manual processes. Available as a virtual appliance, iWorkflow enables agile service deployment by allowing customers and users to automate and orchestrate:

•	Onboarding of F5 devices

•	Deployment of configurable, administrator-defined application policies, in the form of iApp templates

•	Collaboration between Network and Application teams through service catalog of application policies in a multi-tenant environment

•	Integration with third-party management and orchestration systems through its declarative REST APIs

•	Development and deployment of customized integrations as part of service provisioning workflows

•	Deployment of L4-7 services in Cisco ACI and VMware NSX environments

DevOps & Programmability Software
F5’s DevOps & Programmability portfolio enables automation, orchestration, and partner integration capabilities across F5’s product lines. F5 programmability is provided across the following broad categories:

•	Automation and partner integrations via iControl REST APIs

•	Simplified application deployments via iApps

•	Customized application delivery via iRules and iRules LX

•	Event-based automation via iCall

•	Programmability extensibility via iControl LX / iApps LX
iControl REST is our platform API, built on REST (Representational State Transfer), which is a simple, stateless architecture delivered over HTTP(S). It uses JSON (JavaScript Object Notation), which is rapidly becoming the most commonly used format for transferring data pairs. Combined with the fact that iControl REST is effectively an extension of tmsh (our command line interface), it provides a low overhead solution, both in terms of operational expense, as well as time to learn. iControl LX allows for out-of-band customizations to the control plane just as iRules and iRules LX do for the data plane. It provides the foundation for F5’s programmable extensibility layer, enabling users to extend and create fundamentally new platform capabilities. It enables users to run Node.js “extensions” on BIG-IP which enable custom behaviors at new iControl REST API endpoints. These extensions can be initiated and controlled by calling their new REST API endpoints.
iApps is a set of portable, customizable, reusable templates that enable the rapid and predictable deployment of our products in front of dozens of applications from vendors including Cisco, Citrix, Microsoft, Oracle and VMware. iApps also allows customers and partners to create templates that simplify the deployment and provisioning of their own applications. iApps LX extends iControl LX by enabling a rich presentation layer (GUI) and JSON-based application templates.
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
iRules is a powerful, built-in data plane scripting language that enables users to customize how our products intercept, inspect, transform, and direct inbound or outbound application traffic. iRules LX enables programmability across traditional, cloud, and hybrid architectures and leverages an extensive Node.js library that allows DevOps teams to create customized services quickly and easily.
Third-party orchestration systems such as Ansible, Terraform, Chef, and Puppet are critical for the DevOps community/application owners. F5 is primarily investing in Ansible and Python SDK module delivery to enable simplified and declarative BIG-IP onboarding and configuration.
Key fiscal 2017 programmability deliverables include the following:

•	iRules LX Streaming support

◦	High-performance Node.js-native data plane programmability

•	Application Services Integration iApp

◦	Enables customers to define and customize Application Service Catalogs for application owners/tenants as part of MANOVA solution

•	iApps LX framework to enable rich presentation layer for:

◦	SSL Orchestrator

◦	DDoS Hybrid Defender

◦	APM Access Guided Configuration

◦	Application Connector

•	F5 API Lifecycle

◦	Ensures iControl REST API upgrade compatibility, prevents breaking changes

◦	API provides visibility into endpoint lifecycle state (EA, GA, Internal, Test, Deprecated) to ensure customers use appropriate APIs and plan for upgrades

•	iControl LX General Availability for last-mile customizations

◦	Enables customers to extend fundamental platform capabilities via custom REST API endpoints

•	Incremental Ansible modules to provide comprehensive BIG-IP onboarding and configuration capabilities
Product Development
We believe our future success depends on our ability to maintain technology leadership by continuing to improve our products and by developing new products to meet the changing needs of our customers and partners. Our product development organization which along with product management encompasses our products and technology group (PTG), employs standard processes for the development, documentation, and quality control of software and systems that are designed to meet these goals. These processes include working with our business development and marketing teams, customers, and partners to identify technology innovation opportunities to better meet the evolving needs of our addressable markets.
More than 90 percent of our product development organization is engaged in software development. Our principal software engineering team is located at our headquarters in Seattle, Washington where the LTM, DNS, service provider products, management and orchestration products are engineered. Management product development is also done in Lowell Massachusetts as well as Tel Aviv Isreal. Product development for AFM, APM and PEM are located in San Jose, California. ASM, SDC, and WebSafe/MobileSafe product development is located in Tel Aviv, Israel. Our Tools and Opensource projects are primarily developed from our Boulder Colorado engineering location.
Our hardware engineering team is located in Spokane, Washington, San Jose, and Tel Aviv. In addition, more recently we opened a dedicated facility for product testing and quality control in Warsaw, Poland.
Members of all our product development teams collaborate closely with one another to ensure the interoperability and performance of our hardware and software systems.
During the fiscal years ended September 30, 2017, 2016 and 2015, we had research and product development expenses of $350.4 million, $334.2 million, and $296.6 million, respectively.
Customers
Our customers include a wide variety of enterprises and service providers among Fortune 1000 and Business Week Global 1000 companies, including those in technology, telecommunications, financial services, transportation, education, manufacturing, and healthcare, along with government customers. In fiscal year 2017, sales outside of the Americas represented 43.3% of our net revenues. Refer to Note 10 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our revenues by geographic area.
Sales and Marketing
Sales
We sell our products and services to large enterprise customers and service providers through a variety of channels, including distributors, value-added resellers (VARs) and systems integrators. A substantial amount of our revenue for fiscal year 2017 was derived from these channel sales. Our sales teams work closely with our channel partners and also sell our products and services directly to major accounts.
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

For fiscal year 2017, sales to four of our worldwide distributors, Westcon Group, Inc., Ingram Micro, Inc., Tech Data and Arrow ECS represented 17.7%, 16.1%, 12.4% and 10.4% of our total revenues, respectively. Our agreements with these distributors are standard, non-exclusive distribution agreements that renew automatically on an annual basis and generally can be terminated by either party with 30 days written notice prior to the start of any renewal term. The agreements grant Westcon Group, Inc., Ingram Micro, Inc., Tech Data, and Arrow ECS the right to distribute our products to resellers, with no minimum purchase requirements.
Systems integrators. We also market our products through strategic relationships with systems integrators, including Dell Services, HP Enterprise Services, and IBM Global Services, who include our products as core components of application deployments or network-based solutions they deploy for their customers. In most cases, systems integrators do not directly purchase our products for resale to their customers. Instead they typically recommend our products as part of broader solutions, such as enterprise resource planning (ERP) or customer relationship management (CRM) solutions that incorporate our products for high availability and enhanced performance.
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
Marketing
Our marketing strategy is driven by the belief that our continued success depends on our ability to understand and anticipate the dynamic needs of our addressable markets and to develop valuable solutions that meet those needs. In line with this belief, our marketing organization works directly with customers, partners, and our product development teams to identify and create innovative solutions to further enhance our leadership position.
To support the growing number of developers using our products, including network and application architects, we continue to promote and expand DevCentral, F5's online community site that provides technical resources to customers, prospects, and partners wanting to extend and optimize their use of our solutions. A key aspect of DevCentral is an online forum where developers as well as application and network architects discuss and share solutions they have written with iRules and iCall. At the end of fiscal year 2017, DevCentral had more than 319,000 registered members.
We also engage in a number of marketing programs and initiatives aimed at promoting our brand and creating market awareness of our technology and products. These include actively participating in industry trade shows and joint marketing events with channel and technology partners, and briefing industry analysts and members of the trade press on our latest products, business relationships, and technology partnerships. In addition, we market our products to chief information officers and other information technology professionals through targeted advertising, digital outreach, and social media efforts.
Backlog
At the end of fiscal years 2017 and 2016, we had product backlog of approximately $25.6 million and $33.4 million, respectively. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers, or product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be canceled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.
Customer Service and Technical Support
We believe that our ability to provide consistent, high-quality customer service and technical support is a key factor in attracting and retaining large enterprise customers. Accordingly, we offer a broad range of support services that include installation, phone support, hardware repair and replacement, software updates, online tools, consulting, and training services.
We provide these services directly to end users and also utilize a multi-tiered support model, leveraging the capabilities of our channel partners when applicable. Our technical support staff is strategically located in regional service centers to support our global customer base.
Prior to the installation of our products, our services personnel work with customers to analyze their network needs and determine the best way to deploy our products and configure product features and functions to meet those needs. Our services personnel also provide onsite installation and training services to help customers make optimal use of product features and functions.
Our customers typically purchase a one-year maintenance contract which entitles them to an array of services provided by our technical support team. Maintenance services provided under the contract include online updates, software error correction releases, hardware repair and replacement, and, in the majority of cases, round-the-clock call center support. Free updates of our software are available to customers with a current maintenance contract. We also offer an online, automated, self-help customer support function called “AskF5” that provides answers to many commonly asked questions, allowing customers to get information and solve problems quickly while significantly reducing the number of calls to our support desk. This enables us to provide comprehensive customer support while keeping our support-related expenses at a manageable, consistent level. We also offer an online service called iHealth, which allows customers to diagnose up-to-the-minute snapshots of their BIG-IP systems. Diagnoses include tailored feedback about configuration issues or code defects, a description of the issue, recommendations for resolution, and a link to further information within the AskF5 knowledge base.
F5 offers training classes for customers on the configuration and use of products, including local and wide area network system administration and management. We also have a complete certification program that qualifies our partners and customers as having the appropriate skills to implement and use the functionality of our products. To provide our customers with onsite and remote help, we have a professional services team able to provide a full range of fee-based consulting services, including comprehensive network management, documentation and performance analysis, and capacity planning to assist in predicting future network requirements.
Manufacturing
We outsource the manufacturing of our pre-configured hardware platforms to third-party contract manufacturers for assembly according to our specifications.
Our purpose-built systems are manufactured by Flextronics International LTD. Subcontracting activity at Flextronics encompasses prototype builds, full production, and direct fulfillment. Flextronics also performs the following activities on our behalf: material procurement, PCB assembly and test, final assembly, system test, quality control, direct shipment, and warranty repairs. We provide a rolling forecast that allows our contract manufacturers to stock component parts and other materials, plan capacity and build finished goods inventory in anticipation of end user demand. Flextronics procures components in volumes consistent with our forecast, assembles the products and tests them according to our specifications. Products are then shipped to our distributors, value-added resellers, or end users. Generally, we do not own the components. Title to the products transfers from the contract manufacturers to us and then to our customers upon shipment from a designated fulfillment location. If the components are unused or the products are not sold within specified periods of time, we may incur carrying charges or obsolete material charges for components that our contract manufacturers purchased to build products to meet our forecast or customer orders.
Hardware components for our products consist primarily of commodity parts and certain custom components designed and approved by our hardware engineering group. Most of our components are purchased from sources which we believe are readily available from other suppliers. However, some components used in the assembly of our products are purchased from a single or limited source.
Testing of all sub-assemblies and assembled systems of our products are performed at Flextronics' facility in Zhuhai, China. The majority of our systems are shipped to Flextronics' Milpitas, California plant for configuration, final testing, and eventual distribution to our end users. We also have capabilities to complete this process for some of our products in Flextronics' Zhuhai, China plant for distribution to APAC and Japan end users.
Competition
The expanding capabilities of our product offerings have enabled us to address a growing array of market opportunities, many of which are outside the bounds of the Application Delivery Networking market as defined and measured by industry analysts such as Gartner, Dell’Oro, and others. In addition to server load balancing, traffic management, and other functions normally associated with application delivery, our suite of integrated product modules has expanded our addressable market into security, WAN optimization, application acceleration, policy management, and Diameter signaling and routing, where we compete with a growing number of companies not included among traditional ADC vendors. The ability to create customized, programmable services using iRules, iControl, iCall, and similar technologies has also enabled us, our customers, and our partners to design solutions to problems for which there is no off-the-shelf solution. As a result, we believe the traditional definitions of our market do not encompass all of the features, functions, and capabilities of our products, or accurately represent the addressable market for those products.

Within the more narrowly defined traditional ADC market, several companies sell server load balancing products and capabilities. These include Brocade Communications Systems, Inc., Citrix Systems, Inc. and a number of other competitors that have a smaller market presence or limited feature set, such as: A10 Networks, Amazon Web Services, Microsoft, Array Networks, Inc., Avi Networks, Barracuda Networks, Inc., NGINX, HA Proxy, Kemp Technologies, and Radware Ltd.
In related markets, we compete with companies such as the following:

•	Cisco, Juniper Networks, and Checkpoint Systems for network firewall capabilities;

•	Cisco, Imperva, Citrix and Barracuda Networks in the web application firewall market;

•	Cisco, Juniper and A10 in Carrier Grade NAT;

•	Procera, Allot, Sandvine, and other DPI vendors with our PEM offering;

•	Oracle via the acquisition of Tekelec and Acme Packet in the Diameter signaling market;

•	IBM in end-user protection against malware, phishing, and other cyberthreats;

•	Akamai Networks in cloud-based DDoS protection; and

•	Symantec via the acquisition of Blue Coat Systems in protecting enterprises from inbound and outbound malware.
The principal competitive factors in the markets in which we compete include product features and performance, customer support, brand recognition, the scope of distribution and sales channels, and pricing. Certain of our competitors have employed and may in the future adopt aggressive pricing policies to gain market share. However, because of the superior performance, broad functionality, and unique capabilities of our products, which have resulted in high levels of customer satisfaction and growing brand awareness, we believe that we can and will compete effectively against such pricing policies.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. F5 holds 297 patents in the United States and has 22 international patents (with applications pending for various aspects of our technology). Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results, and financial condition.
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
Employees
As of September 30, 2017, we had 4,366 full-time employees, including 1,192 in product development, 1,711 in sales and marketing, 895 in professional services and technical support and 471 in accounting and finance, administration and operations. None of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Executive Officers of the Registrant
The following table sets forth certain information with respect to our executive officers as of November 3, 2017:

Name	Age	Position
François Locoh-Donou	46	President, Chief Executive Officer, and Director
John DiLullo	51	Executive Vice President of Worldwide Sales
Benjamin Gibson	49	Executive Vice President and Chief Marketing Officer
Ryan Kearny	48	Executive Vice President of Product Development and Chief Technology Officer
Steve McMillan	46	Executive Vice President of Global Services
Andy Reinland	53	Executive Vice President and Chief Financial Officer
Scot Rogers	50	Executive Vice President and General Counsel
François Locoh-Donou has served as our President, Chief Executive Officer and member of our Board of Directors since April 2017. Prior to joining F5, Mr. Locoh-Donou served as Senior Vice President and Chief Operating Officer of Ciena Corporation. During his more than 15 years at Ciena, Mr. Locoh-Donou served in several leadership positions. From August 2011 to October 2015, he served as Ciena’s Senior Vice President, Global Products Group. Previously, he served as Ciena’s Vice President and General Manager, Europe, Middle East and Africa from June 2005 to August 2011. Mr. Locoh-Donou holds an M.B.A. from Stanford University, a 'Mastere' in Optical Telecommunications from the National Institute of Telecommunications of Paris (ENST), and a 'Diplome d'Ingenieur' in Physics Engineering from the National Institute of Physics in Marseille (ENSPM), France.
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
Steve McMillan has served as our Executive Vice President of Global Services since October 2017. He is responsible for overseeing F5’s worldwide services organization, including global support, consulting, and services teams. Prior to joining F5, Mr. McMillan served as Senior Vice President, Customer Success and Managed Cloud Services at Oracle from September 2015 to October 2017, where he developed, oversaw, and expanded a customer success organization focused on the company’s strategic SaaS portfolio. Previously, Mr. McMillan served as Oracle’s Senior Vice President, Managed Cloud Services from July 2012 to September 2015. Prior to joining Oracle, McMillan spent 19 years at IBM, where he held a number of leadership roles focused on global managed services, consulting, and IT. Mr. McMillan holds a B.S. in Management and Computer Science from Aston University.

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
We may not be able to compete effectively in the emerging application delivery networking market
The markets we serve are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors in the application delivery networking market include Brocade Communications Systems, Inc., Citrix Systems, Inc. and a number of other competitors that have a smaller market presence or limited feature set, such as: A10 Networks, Amazon Web Services, Microsoft, Array Networks, Inc., Avi Networks, Barracuda Networks, Inc., NGINX, HA Proxy, Kemp Technologies, and Radware Ltd.
In related markets, we compete with companies such as the following:

•	Cisco, Juniper Networks and Checkpoint Systems for network firewall capabilities;

•	Cisco, Imperva, Citrix and Barracuda Networks in the web application firewall market;

•	Cisco, Juniper and A10 in Carrier Grade NAT;

•	Procera, Allot, Sandvine and other DPI vendors with our PEM offerings;

•	Oracle via the acquisition of Tekelec and Acme Packet in the Diameter signaling market;

•	IBM in end-user protection against malware, phishing and other cyberthreats;

•	Akamai Networks in cloud-based DDoS protection; and

•	Symantec via the acquisition of Blue Coat Systems in protecting enterprises from inbound and outbound malware.
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
Our success depends on sales and continued innovation of our application delivery networking product lines
For the fiscal year ended September 30, 2017, we derived approximately 99.7% of our net product revenues, or approximately 46.0% of our total net revenues, from sales of our application delivery networking (ADN) product lines. We expect to continue to derive a significant portion of our net revenues from sales of our ADN products in the future. Implementation of our strategy depends upon these products being able to solve critical network availability, performance and security problems for our customers. If our ADN products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in our ADN product feature set needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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

We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business
We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. These channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our indirect sales channel structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, four worldwide distributors of our products accounted for 56.6% of our total net revenue for fiscal year 2017. Four worldwide distributors of our products accounted for 57.0% of our total net revenue for fiscal year 2016. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
If we are unable to maintain effective internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected
As a public company, we are required to design and maintain proper and effective internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting, which must be attested to by our independent registered public accounting firm. We have an ongoing program to review the design of our internal controls framework in keeping with changes in business needs, implement necessary changes to our controls design and test the system and process controls necessary to comply with these requirements. If in the future, our internal controls over financial reporting are determined to be not effective resulting in a material weakness, investor perceptions regarding the reliability of our financial statements may be adversely affected which could cause a decline in the market price of our stock and otherwise negatively affect our liquidity and financial condition.
We may have exposure to greater than anticipated tax liabilities
Our provision for income taxes is subject to volatility and could be adversely affected by nondeductible stock-based compensation, changes in the research and development tax credit laws, earnings being lower than anticipated in jurisdictions where we have lower statutory rates and being higher than anticipated in jurisdictions where we have higher statutory rates, transfer pricing adjustments, not meeting the terms and conditions of tax holidays or incentives, changes in the valuation of our deferred tax assets and liabilities, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof, including changes to the tax laws applicable to corporate multinationals. The U.S., the European Union and its member states, and a number of other countries are actively pursuing changes in this regard. In addition, like other companies, we may be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our results of operations. We do not provide for U.S. income taxes on certain foreign subsidiaries in which we intend to indefinitely reinvest such earnings outside the U.S. If our intent changes or if these funds are needed for U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings and our effective tax rate would be adversely affected. Additionally, any changes in U.S. tax laws that would limit the ability to defer taxation on earnings outside of the U.S. could affect the tax treatment of our foreign earnings.
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
In addition, in June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union (commonly referred to as Brexit). Subsequently, in March 2017, the United Kingdom's government invoked Article 50 of the Treaty on European Union, which formally triggered the two-year negotiation process to exit the European Union. The uncertainty surrounding the terms of the United Kingdom's withdrawal and its consequences, may cause our customers to closely monitor their costs and reduce their spending on our products and services.
We must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer contracts. We intend to continue expanding into international markets. Sales outside of the Americas represented 43.3% and 43.6% of our net revenues for the fiscal years ended September 30, 2017 and 2016, respectively.
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
New regulations related to conflict minerals may force us to incur additional expenses and could limit the supply and increase the costs of certain metals and minerals used in the manufacturing of our products
In August 2012, the SEC adopted new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (or the Dodd-Frank Act) for companies that use certain minerals and derivative metals (referred to as conflict minerals, regardless of their country of origin) in their products, whether or not these products are manufactured by third parties. The Dodd-Frank Act requires companies to perform due diligence and disclose whether or not such minerals originate from the Democratic Republic of Congo or adjoining countries. We filed a report on Form SD with the SEC regarding such matters on May 31, 2017. These requirements could adversely affect the sourcing, availability and pricing of minerals or metals used in the manufacture of our products and the numerous components that go into our products all of which could adversely affect our business, financial condition, and operating results. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any relevant minerals and metals used in our products. We have a complex supply chain and many components are sourced through our contract manufacturer and we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement. As a result, we may face reputational challenges with our customers and other stakeholders and possible regulatory risk.
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
If securities or industry analysts publish inaccurate or unfavorable research about our business, or discontinue publishing research about our business, the price and trading volume of our securities could decline
The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business, our market or our competitors. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the price and trading volume of our securities to decline.
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
On May 3, 2017, we entered into an agreement to lease approximately 515,000 square feet of office space in Seattle, Washington that will serve as our new corporate headquarters. The initial term of the lease is 14.5 years and is expected to commence on the latter of (i) April 1, 2019 or (ii) 10 months after the substantial completion date of the construction of the Premises. This lease will expire in 2033 with an option for renewal.
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

	Fiscal Year 2017		Fiscal Year 2016
	High	Low	High	Low
First Quarter	$148.34	$114.45	$123.25	$94.51
Second Quarter	$149.50	$130.61	$106.86	$86.03
Third Quarter	$142.92	$124.27	$124.91	$93.64
Fourth Quarter	$130.00	$114.76	$127.13	$110.86
The last reported sales price of our common stock on the Nasdaq Global Select Market on October 30, 2017 was $119.63.
As of October 30, 2017, there were 52 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
Dividend Policy
Our policy has been to retain cash to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.
Unregistered Securities Sold in 2017
We did not sell any unregistered shares of our common stock during the fiscal year 2017.
Issuer Purchases of Equity Securities
On April 20, 2016, we announced that our Board of Directors authorized an additional $1.0 billion for our common stock share repurchase program. This new authorization is incremental to the existing $2.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. During fiscal year 2017, we repurchased and retired 4,561,213 shares at an average price of $131.56 per share and as of September 30, 2017, we had $173.7 million remaining authorized to purchase shares.

Shares repurchased and retired as of September 30, 2017 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2016 — October 31, 2016	—	$—	—	$773,743
November 1, 2016 — November 30, 2016	1,055,640	$142.11	1,055,640	$623,722
December 1, 2016 — December 31, 2016	—	$—	—	$623,722

January 1, 2017 — January 31, 2017	—	$—	—	$623,722
February 1, 2017 — February 28, 2017	1,085,862	$138.16	1,085,862	$473,700
March 1, 2017 — March 31, 2017	—	$—	—	$473,700

April 1, 2017 — April 30, 2017	—	$—	—	$473,700
May 1, 2017 — May 31, 2017	1,159,665	$129.37	1,159,665	$323,677
June 1, 2017 — June 30, 2017	—	$—	—	$323,677

July 1, 2017 — July 31, 2017	—	$—	—	$323,677
August 1, 2017 — August 31, 2017	1,260,046	$119.06	1,260,046	$173,652
September 1, 2017 — September 30, 2017	—	$—	—	$173,652

Performance Measurement Comparison of Shareholder Return
The following graph compares the annual percentage change in the cumulative total return on shares of our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index for the period commencing September 30, 2012, and ending September 30, 2017.
Comparison of Cumulative Total Return
On Investment Since September 30, 2012*

The Company’s closing stock price on September 29, 2017, the last trading day of the Company’s 2017 fiscal year, was $120.56 per share.

*
Assumes that $100 was invested September 30, 2012 in shares of Common Stock and in each index, and that all dividends were reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Item 6.	Selected Financial Data
The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of September 30, 2017 and 2016 and the consolidated income statement data for the years ended September 30, 2017, 2016 and 2015 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this report. The consolidated balance sheet data as of September 30, 2015, 2014 and 2013 and the consolidated income statement data for the years ended September 30, 2014 and 2013 are derived from our audited consolidated financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Years Ended September 30,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Consolidated Income Statement Data
Net revenues
Products	$964,662	$944,469	$991,539	$936,130	$798,856
Services	1,125,379	1,050,565	928,284	795,916	682,458
Total	2,090,041	1,995,034	1,919,823	1,732,046	1,481,314
Cost of net revenues
Products	176,032	166,624	174,225	158,788	129,066
Services	177,453	170,581	158,036	151,171	123,981
Total	353,485	337,205	332,261	309,959	253,047
Gross profit	1,736,556	1,657,829	1,587,562	1,422,087	1,228,267
Operating expenses
Sales and marketing	652,239	628,743	602,540	558,284	483,041
Research and development	350,365	334,227	296,583	263,792	209,614
General and administrative	156,887	138,431	135,540	106,454	102,401
Loss on facility sublease (1)	—	—	—	—	2,393
Litigation expense (2)	391	9,051	—	—	—
Restructuring charges (3)	12,718	—	—	—	—
Total	1,172,600	1,110,452	1,034,663	928,530	797,449
Income from operations	563,956	547,377	552,899	493,557	430,818
Other income, net	11,561	2,514	8,445	3,785	7,274
Income before income taxes	575,517	549,891	561,344	497,342	438,092
Provision for income taxes	154,756	184,036	196,330	186,159	160,778
Net income	$420,761	$365,855	$365,014	$311,183	$277,314
Net income per share — basic	$6.56	$5.43	$5.07	$4.13	$3.53
Weighted average shares — basic	64,173	67,433	71,944	75,395	78,565
Net income per share — diluted	$6.50	$5.38	$5.03	$4.09	$3.50
Weighted average shares — diluted	64,775	67,984	72,547	76,092	79,136
Consolidated Balance Sheet Data
Cash, cash equivalents, and short-term investments	$1,016,928	$882,395	$774,342	$645,379	$542,143
Restricted cash (4)	1,224	1,151	1,149	798	860
Long-term investments	284,802	276,375	397,656	482,917	728,981
Total assets	2,480,800	2,306,323	2,312,290	2,184,950	2,230,554
Long-term liabilities	316,807	276,823	240,439	178,659	140,492
Total shareholders’ equity	1,229,392	1,185,262	1,316,728	1,369,310	1,538,712

(1)	Loss on facility sublease expense represents a charge related to the consolidation of certain subleases at our corporate headquarters in Seattle, Washington.

(2)	Litigation expense primarily represents a patent-related jury verdict and legal fees associated with the litigation.

(3)	Restructuring charges represent severance and other employee-related costs associated with a workforce reduction that took place in the fourth quarter of fiscal 2017.

(4)	Restricted cash represents escrow accounts established in connection with lease agreements for our facilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for fiscal year 2017 was primarily due to cash provided by operating activities of $740.3 million, partially offset by cash used to repurchase outstanding common stock under our share repurchase program of $600.1 million and capital expenditures of $38.7 million. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for fiscal year 2017 were primarily related to the expansion of our facilities to support our operations worldwide as well as investments in information technology infrastructure and equipment purchases to support our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in fiscal 2017 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the fourth quarter of fiscal year 2017 was 49.

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
Stock-based Compensation. We account for stock-based compensation using the straight-line attribution method for recognizing compensation expense over the requisite service period of the related award. We recognized $175.3 million and $156.8 million of stock-based compensation expense for the years ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was $126.1 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.
We issue incentive awards to our employees through stock-based compensation consisting of restricted stock units (RSUs). The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of our common stock on the date of grant. In determining the fair value of shares issued under the Employee Stock Purchase Plan (ESPP), we use the Black-Scholes option pricing model. We recognize compensation expense related to shares issued pursuant to the ESPP on a straight-line basis over the offering period.

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
Common stock repurchase. On April 20, 2016, we announced that our Board of Directors authorized an additional $1.0 billion for our common stock share repurchase program. This new authorization is incremental to the existing $2.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. During fiscal year 2017, we repurchased and retired 4,561,213 shares at an average price of $131.56 per share and as of September 30, 2017, we had $173.7 million remaining authorized to purchase shares.
Goodwill and acquired intangible assets. Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. We test goodwill for impairment on an annual basis and between annual tests when impairment indicators are identified. Goodwill is written down when impaired. Goodwill was recorded in connection with various acquisitions in fiscal year 2014 and prior years. For our annual goodwill impairment test in all periods to date, we have operated under one reporting unit and the fair value of the reporting unit has been determined by the Company’s enterprise value. We perform our annual goodwill impairment test during the second fiscal quarter.
As part of the annual goodwill impairment test, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of our reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required. If we choose to bypass the qualitative assessment, we complete a quantitative assessment in performing our annual impairment test.
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
If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of our reporting unit is less than its carrying amount, the provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. During the year, we performed our goodwill impairment assessment and concluded that it was more-likely-than-not that the fair value of our reporting unit exceeded its carrying amount. We considered potential impairment indicators of goodwill and acquired intangible assets at September 30, 2017 and noted no indicators of impairment.
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

	Years Ended September 30,
	2017	2016	2015
	(in thousands, except percentages)
Net Revenues
Products	$964,662	$944,469	$991,539
Services	1,125,379	1,050,565	928,284
Total	$2,090,041	$1,995,034	$1,919,823
Percentage of net revenues
Products	46.2%	47.3%	51.6%
Services	53.8	52.7	48.4
Total	100.0%	100.0%	100.0%
Net Revenues. Total net revenues increased 4.8% in fiscal year 2017 from fiscal year 2016, compared to an increase of 3.9% in fiscal year 2016 from the prior year. Overall revenue growth for the year ended September 30, 2017 was primarily due to increased demand for our core ADN products and increased service revenues as a result of our increased installed base of products. International revenues represented 48.6%, 48.9% and 47.7% of net revenues in fiscal years 2017, 2016 and 2015, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
Net product revenues increased 2.1% in fiscal year 2017 from fiscal year 2016, compared to a decrease of 4.7% in fiscal year 2016 from the prior year. The increase of $20.2 million in net product sales for fiscal year 2017 was due to an increase of $27.7 million in sales of our ADN products. In particular, growth in sales of our security solutions and software-only Virtual Editions contributed to the increase in product revenue for fiscal year 2017. The decrease of $47.1 million in net product sales for fiscal year 2016 was primarily due to a $47.5 million decrease in the volume of sales of our ADN products.
Net service revenues increased 7.1% in fiscal year 2017 from fiscal year 2016, compared to an increase of 13.2% in fiscal year 2016 from the prior year. The increases in service revenue were the result of increased purchases or renewals of maintenance contracts driven by additions to our installed base of products.
The following distributors of our products accounted for more than 10% of total net revenue:

	Years Ended September 30,
	2017	2016	2015
Westcon Group, Inc. [2]	17.7%	18.7%	17.6%
Ingram Micro, Inc.	16.1%	14.9%	16.1%
Tech Data [1]	12.4%	13.3%	13.8%
Arrow ECS	10.4%	10.1%	10.4%

(1)
On February 27, 2017, Tech Data completed the acquisition of Avnet Technology Solutions. Revenues for the year ended September 30, 2017 represent combined revenues for Tech Data and Avnet while revenues for years ended September 30, 2016 and 2015 represent revenues from Avnet only.

(2)	On September 1, 2017, Synnex Corporation completed the acquisition of Westcon Americas.

The following distributors of our products accounted for more than 10% of total receivables:

	September 30,
	2017	2016
Westcon Group, Inc.	—%	18.0%
Ingram Micro, Inc.	—%	15.5%
Synnex Corporation [1]	13.6%	—%
Arrow ECS	11.5%	—%

(1)	On September 1, 2017, Synnex Corporation completed the acquisition of Westcon Americas.
No other distributors accounted for more than 10% of total net revenue or receivables.

	Years Ended September 30,
	2017	2016	2015
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$176,032	$166,624	$174,225
Services	177,453	170,581	158,036
Total	353,485	337,205	332,261
Gross profit	$1,736,556	$1,657,829	$1,587,562
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	18.2%	17.6%	17.6%
Services	15.8	16.2	17.0
Total	16.9	16.9	17.3
Gross profit	83.1%	83.1%	82.7%
Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased to $176.0 million in fiscal year 2017, up 5.6% from the prior year, primarily due to a higher volume of hardware and software sales as well as an increase in sales of our subscription-based Silverline services. Cost of net product revenues decreased to $166.6 million in fiscal year 2016 from $174.2 million in fiscal year 2015, primarily due to a reduction in the volume of product sales.
Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. Cost of net service revenues as a percentage of net service revenues decreased to 15.8% in fiscal year 2017 compared to 16.2% in fiscal year 2016 and 17.0% in fiscal year 2015, primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of fiscal 2017 decreased to 895 from 903 at the end of fiscal 2016 due to a reduction in workforce that took place in the fourth quarter of fiscal 2017. Professional services headcount at the end of fiscal year 2016 increased to 903 from 877 at the end of fiscal 2015. In addition, cost of net service revenues included stock-based compensation expense of $19.3 million, $16.6 million and $12.7 million for fiscal years 2017, 2016 and 2015, respectively.

	Years Ended September 30,
	2017	2016	2015
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$652,239	$628,743	$602,540
Research and development	350,365	334,227	296,583
General and administrative	156,887	138,431	135,540
Litigation expense	391	9,051	—
Restructuring charges	12,718	—	—
Total	$1,172,600	$1,110,452	$1,034,663
Operating expenses (as a percentage of net revenue)
Sales and marketing	31.2%	31.5%	31.4%
Research and development	16.8	16.8	15.4
General and administrative	7.5	6.9	7.1
Litigation expense	—	0.5	—
Restructuring charges	0.6	—	—
Total	56.1%	55.7%	53.9%
Sales and Marketing. Sales and marketing expenses consist of the salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expense increased 3.7% in fiscal year 2017 from the prior year, as compared to a year over year increase of 4.3% in fiscal year 2016. The increase in sales and marketing expense for fiscal year 2017 was primarily due to increases in commissions and personnel costs of $15.7 million, compared to the prior year. The increases in commissions and personnel costs were driven by growth in sales and marketing employee headcount during fiscal year 2017. However, sales and marketing headcount at the end of fiscal year 2017 decreased to 1,711 from 1,741 at the end of fiscal year 2016 due to a reduction in workforce that took place in the fourth quarter of fiscal year 2017. In fiscal year 2016, the increase in sales and marketing expense was primarily due to increases in commissions and personnel costs of $22.6 million, compared to the prior year. The increases in commissions and personnel costs were driven by growth in sales and marketing employee headcount and increased sales volume for fiscal year 2016 over the prior year. Sales and marketing headcount at the end of fiscal year 2016 increased to 1,741 from 1,705 at the end of fiscal year 2015. Sales and marketing expense included stock-based compensation expense of $69.7 million, $61.2 million and $56.8 million for fiscal years 2017, 2016 and 2015, respectively.
Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expense increased 4.8% in fiscal year 2017, compared to the prior year. The increase in research and development expense for fiscal year 2017 was primarily due to increased personnel costs of $13.3 million, compared to the prior year. The increase in personnel costs were driven by growth in research and development employee headcount during fiscal year 2017. However, research and development headcount at the end of fiscal year 2017 decreased to 1,192 from 1,211 at the end of fiscal year 2016 due to a reduction in workforce that took place in the fourth quarter of fiscal year 2017. In fiscal year 2016, research and development expense increased 12.7%, compared to the prior year. The increase in research and development expense for fiscal year 2016 was primarily due to increased personnel costs of $28.2 million, compared to the prior year. Research and development headcount at the end of fiscal year 2016 increased to 1,211 from 1,098 at the end of fiscal year 2015. Research and development expense included stock-based compensation expense of $53.4 million, $52.6 million and $46.1 million for fiscal years 2017, 2016 and 2015, respectively. We expect research and development expenses to be consistent as a percentage of net revenue in the foreseeable future.
General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expense increased 13.3% in fiscal year 2017, compared to the prior year. The increase in general and administrative expense for fiscal year 2017 was primarily due to an increase in personnel costs of $7.4 million, compared to the prior year. In fiscal year 2016, general and administrative expense increased 2.1% compared to the prior year. The increase in general and administrative expense for fiscal year 2016 was primarily due to an increase in personnel costs of $8.1 million, compared to the prior year. General and administrative headcount at the end of fiscal year 2017 increased to 471 from 447 at the end of fiscal year 2016 and 417 at the end of fiscal year 2015. General and administrative expense included stock-based compensation expense of $30.8 million, $24.5 million and $28.5 million for fiscal years 2017, 2016 and 2015, respectively.
Litigation expense. In the second quarter of fiscal 2016, we accrued a litigation expense of $8.9 million, which included a patent-related jury verdict for $6.4 million and $2.5 million in legal fees and other costs associated with the litigation. The accrual was adjusted by immaterial amounts in the third and fourth quarters of fiscal 2016 and the second and third quarters of fiscal year 2017 to better reflect our total expected litigation expense. See Note 7 - Commitments and Contingencies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for additional information regarding this litigation.
Restructuring charges. In September 2017, we initiated a restructuring plan to reduce our operating expenses and better align our workforce and costs with market opportunities, product development and business strategies. As a result of these initiatives, we recorded a restructuring charge of $12.7 million in the fourth quarter of fiscal year 2017 related to a reduction in workforce.

	Years Ended September 30,
	2017	2016	2015
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$563,956	$547,377	$552,899
Other income, net	11,561	2,514	8,445
Income before income taxes	575,517	549,891	561,344
Provision for income taxes	154,756	184,036	196,330
Net income	$420,761	$365,855	$365,014
Other income and income taxes (as percentage of net revenue)
Income from operations	27.0%	27.4%	28.8%
Other income, net	0.5	0.1	0.4
Income before income taxes	27.5	27.5	29.2
Provision for income taxes	7.4	9.2	10.2
Net income	20.1%	18.3%	19.0%
Other Income, Net. Other income, net, consists primarily of interest income and foreign currency transaction gains and losses. Other income, net increased $9.0 million in fiscal year 2017, as compared to fiscal year 2016 and decreased $5.9 million in fiscal year 2016, as compared to fiscal year 2015. Interest income was $8.5 million, $6.6 million and $5.4 million for fiscal years 2017, 2016 and 2015, respectively. The increase in other income, net for fiscal year 2017 was primarily due to $7.0 million in foreign currency gains, compared to the prior year. The decrease in other income, net for fiscal year 2016 as compared to fiscal year 2015 was primarily due to $7.2 million in foreign currency losses, compared to the prior year.
Provision for Income Taxes. We recorded a 26.9% provision for income taxes for fiscal year 2017, compared to 33.5% in fiscal year 2016 and 35.0% in fiscal year 2015. The decrease in the effective tax rate from fiscal year 2016 to 2017 was primarily due to the impact of foreign income, and foreign tax credits from a one time distribution of prior year foreign earnings, partially offset with a benefit recorded in fiscal year 2016 from the retroactive extension of the United States Federal Credit for Increasing Research Activities. The decrease in the effective tax rate from fiscal year 2015 to 2016 was primarily due to the impact of foreign income, and the permanent extension of the United States Federal Credit for Increasing Research Activities.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more-likely-than-not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. The net increase in the valuation allowance of $3.9 million for fiscal year 2017 and $4.2 million for fiscal year 2016 was primarily related to tax net operating losses incurred in certain foreign jurisdictions, and state tax credit carryforwards. Our net deferred tax assets as of September 30, 2017, 2016 and 2015 were $53.2 million, $49.4 million and $55.7 million, respectively.
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
Liquidity and Capital Resources
We have funded our operations with our cash balances, cash generated from operations and proceeds from public offerings of our securities.

	Years Ended September 30,
	2017	2016	2015
	(in thousands)
Liquidity and Capital Resources
Cash and cash equivalents and investments	$1,301,730	$1,158,770	$1,171,998
Cash provided by operating activities	740,281	711,535	684,541
Cash (used in) provided by investing activities	(32,285)	62,720	(10,699)
Cash used in financing activities	(546,032)	(652,647)	(556,902)
Cash and cash equivalents, short-term investments and long-term investments totaled $1,301.7 million as of September 30, 2017, compared to $1,158.8 million as of September 30, 2016, representing an increase of $143.0 million. The increase was primarily due to cash provided by operating activities of $740.3 million, partially offset by $600.1 million of cash required for the repurchase of outstanding common stock under our share repurchase program in fiscal year 2017 and $38.7 million of capital expenditures related to the expansion of our facilities to support our operations worldwide. As of September 30, 2017, 37.7% of our cash and cash equivalents and investment balances were outside of the U.S., which may be subject to U.S. taxes if repatriated. The cash and cash equivalents and investment balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. In fiscal year 2016, the decrease to cash and cash equivalents, short-term investments and long-term investments from the prior year was primarily due to $700.1 million of cash required for the repurchase of outstanding common stock under our share repurchase program, and $63.5 million of capital expenditures related to the expansion of our facilities to support our operations worldwide, partially offset by cash provided by operating activities of $711.5 million. As of September 30, 2016, 30.7% of our cash and cash equivalents and investment balances were outside of the U.S., which may be subject to U.S. taxes if repatriated.
Cash provided by operating activities during fiscal year 2017 was $740.3 million compared to $711.5 million in fiscal year 2016 and $684.5 million in fiscal year 2015. Cash provided by operating activities resulted primarily from cash generated from net income, after adjusting for non-cash charges such as stock-based compensation, depreciation and amortization charges and changes in operating assets and liabilities.
Cash used in investing activities during fiscal year 2017 was $32.3 million compared to cash provided by investing activities of $62.7 million in fiscal year 2016 and cash used in investing activities of $10.7 million in fiscal year 2015. Cash used in investing activities for fiscal year 2017 was primarily the result of the purchase of investments and capital expenditures related to maintaining our operations worldwide, partially offset by the sale and maturity of investments. Cash provided by investing activities for fiscal year 2016 was primarily the result of the sale and maturity of investments partially offset by the purchase of investments and capital expenditures related to maintaining our operations worldwide. Cash used in investing activities for fiscal year 2015 was primarily the result of the purchase of investments and capital expenditures related to the expansion of our facilities to support our operations worldwide, partially offset by the sale and maturity of investments.
Cash used in financing activities was $546.0 million for fiscal year 2017, compared to $652.6 million for fiscal year 2016 and $556.9 million for fiscal year 2015. Cash used in financing activities for fiscal year 2017 included $600.1 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $47.0 million and excess tax benefits related to share-based compensation of $7.0 million. Cash used in financing activities for fiscal year 2016 included $700.1 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $44.9 million and excess tax benefits related to share-based compensation of $2.6 million. Cash used in financing activities for fiscal year 2015 included $606.9 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $40.4 million and excess tax benefits related to share-based compensation of $9.5 million.
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
Obligations and Commitments
The following table summarizes our contractual payment obligations and commitments as of September 30, 2017:

	Payment Obligations by Year
	2018	2019	2020	2021	2022	Thereafter	Total
	(in thousands)
Operating leases	$27,713	$24,864	$40,892	$38,764	$37,250	$298,605	$468,088
Purchase obligations	20,274	—	—	—	—	—	20,274
Total	$47,987	$24,864	$40,892	$38,764	$37,250	$298,605	$488,362
We lease our facilities under operating leases that expire at various dates through 2033.
As of September 30, 2017, we had approximately $24.3 million of tax liabilities, including interest and penalties, related to uncertain tax positions (See Note 5 to our Consolidated Financial Statements). Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 and the related amendments outline a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are continuing to evaluate the transition methods. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The updated standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 with early adoption permitted for annual reporting periods beginning after December 15, 2016.
We currently plan to adopt ASU 2014-09 in the first quarter of fiscal 2019. We have initiated an assessment of our systems, data and processes related to the implementation of this accounting standard. Under the new standard, we expect to defer and amortize incremental costs to obtain a contract, which are primarily commission costs, over the expected product life rather than expensing them as incurred under current practice. Additionally, under the new standard,we would be required to recognize a portion of term license revenues upfront, at the time of delivery rather than ratably over the related contract period. We are continuing to evaluate the impact that this updated standard and the related amendments will have on our consolidated financial statements and footnote disclosures.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which changes the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We will adopt this standard in the first quarter of fiscal year 2018, and do not expect the adoption to have a material impact on our consolidated financial statements and footnote disclosures.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which requires that all deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We will adopt this standard in the first quarter of fiscal year 2018, and do not expect the adoption to have a material impact on our consolidated financial statements and footnote disclosures.

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
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We will adopt this standard in the first quarter of fiscal year 2018. As permitted under the updated standard, we will continue to estimate forfeitures at each period and will not elect an accounting policy change to record forfeitures as they occur. Further, we do not expect the adoption to have a material impact within the accounting for income taxes, statutory tax withholding requirements, or in classification of the statement of cash flows.
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
Interest Rate Risk. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio with the exception of U.S. treasury and agency securities, commercial paper and money market funds, which are exempt from size limitation. The policy requires investments in securities that mature in three years or less, with the average maturity being no greater than one and a half years. These securities are subject to interest rate risk and will decrease in value if interest rates increase. A decrease of one percent in the average interest rate would have resulted in a decrease of approximately $7.3 million in our interest income for the fiscal year 2017.

	Maturing in
	Three Months or Less	Three Months to One Year	Greater Than One Year	Total	Fair Value
	(in thousands, except for percentages)
September 30, 2017
Included in cash and cash equivalents	$16,909	$—	$—	$16,909	$16,909
Weighted average interest rate	0.5%	—	—	—	—
Included in short-term investments	$105,713	$237,987	$—	$343,700	$343,700
Weighted average interest rates	0.9%	1.1%	—	—	—
Included in long-term investments	$—	$—	$284,802	$284,802	$284,802
Weighted average interest rate	—	—	1.4%	—	—
September 30, 2016
Included in cash and cash equivalents	$56,525	$—	$—	$56,525	$56,525
Weighted average interest rate	0.3%	—	—	—	—
Included in short-term investments	$78,969	$288,855	$—	$367,824	$367,824
Weighted average interest rates	0.4%	0.6%	—	—	—
Included in long-term investments	$—	$—	$276,375	$276,375	$276,375
Weighted average interest rate	—	—	1.0%	—	—
September 30, 2015
Included in cash and cash equivalents	$60,144	$—	$—	$60,144	$60,144
Weighted average interest rate	0.1%	—	—	—	—
Included in short-term investments	$74,744	$309,138	$—	$383,882	$383,882
Weighted average interest rates	0.5%	0.5%	—	—	—
Included in long-term investments	$—	$—	$397,656	$397,656	$397,656
Weighted average interest rate	—	—	0.9%	—	—
Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended September 30, 2017 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, as we continue to expand our operations internationally, transaction gains or losses may become significant in the future. We have not engaged in foreign currency hedging to date. However, we may do so in the future.

Item 8.	Financial Statements and Supplementary Data
F5 NETWORKS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of F5 Networks, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of F5 Networks, Inc. and its subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
Seattle, Washington
November 3, 2017

F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$673,228	$514,571
Short-term investments	343,700	367,824
Accounts receivable, net of allowances of $1,815 and $2,062	291,924	268,175
Inventories	29,834	34,051
Deferred tax assets	53,084	51,601
Other current assets	67,538	52,579
Total current assets	1,459,308	1,288,801
Property and equipment, net	122,420	123,248
Long-term investments	284,802	276,375
Deferred tax assets	4,530	2,044
Goodwill	555,965	555,965
Other assets, net	53,775	59,890
Total assets	$2,480,800	$2,306,323
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$50,760	$34,117
Accrued liabilities	187,379	178,353
Deferred revenue	696,404	631,768
Deferred tax liabilities	58	—
Total current liabilities	934,601	844,238
Other long-term liabilities	44,589	34,138
Deferred revenue, long-term	267,902	238,473
Deferred tax liabilities	4,316	4,212
Total long-term liabilities	316,807	276,823
Commitments and contingencies (Note 7)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 62,594 and 65,315 shares issued and outstanding	17,627	13,191
Accumulated other comprehensive loss	(17,997)	(13,194)
Retained earnings	1,229,762	1,185,265
Total shareholders’ equity	1,229,392	1,185,262
Total liabilities and shareholders’ equity	$2,480,800	$2,306,323
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Years Ended September 30,
	2017	2016	2015
Net revenues
Products	$964,662	$944,469	$991,539
Services	1,125,379	1,050,565	928,284
Total	2,090,041	1,995,034	1,919,823
Cost of net revenues
Products	176,032	166,624	174,225
Services	177,453	170,581	158,036
Total	353,485	337,205	332,261
Gross profit	1,736,556	1,657,829	1,587,562
Operating expenses
Sales and marketing	652,239	628,743	602,540
Research and development	350,365	334,227	296,583
General and administrative	156,887	138,431	135,540
Litigation expense	391	9,051	—
Restructuring charges	12,718	—	—
Total	1,172,600	1,110,452	1,034,663
Income from operations	563,956	547,377	552,899
Other income, net	11,561	2,514	8,445
Income before income taxes	575,517	549,891	561,344
Provision for income taxes	154,756	184,036	196,330
Net income	$420,761	$365,855	$365,014
Net income per share — basic	$6.56	$5.43	$5.07
Weighted average shares — basic	64,173	67,433	71,944
Net income per share — diluted	$6.50	$5.38	$5.03
Weighted average shares — diluted	64,775	67,984	72,547
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended September 30,
	2017	2016	2015

Net income	$420,761	$365,855	$365,014
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,671)	2,067	(5,997)
Available-for-sale securities:
Unrealized (losses) gains on securities, net of taxes of $(493), $14, and $222 for the years ended September 30, 2017, 2016, and 2015, respectively	(822)	23	379
Reclassification adjustment for realized (gains) losses included in net income, net of taxes of $186, $(2), and $50 for the years ended September 30, 2017, 2016, and 2015, respectively	(310)	4	(86)
Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(1,132)	27	293
Total other comprehensive (loss) income	(4,803)	2,094	(5,704)
Comprehensive income	$415,958	$367,949	$359,310
 The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount

Balance, September 30, 2014	73,390	$15,753	$(9,584)	$1,363,141	$1,369,310
Exercise of employee stock options	37	215	—	—	215
Issuance of stock under employee stock purchase plan	411	40,224	—	—	40,224
Issuance of restricted stock	1,232	—	—	—	—
Repurchase of common stock	(4,932)	(200,560)	—	(406,298)	(606,858)
Tax benefit from employee stock transactions	—	8,974	—	—	8,974
Stock-based compensation	—	145,553	—	—	145,553
Net income	—	—	—	365,014	365,014
Other comprehensive loss	—	—	(5,704)	—	(5,704)
Balance, September 30, 2015	70,138	$10,159	$(15,288)	$1,321,857	$1,316,728
Exercise of employee stock options	19	179	—	—	179
Issuance of stock under employee stock purchase plan	492	44,690	—	—	44,690
Issuance of restricted stock	1,275	—	—	—	—
Repurchase of common stock	(6,609)	(197,677)	—	(502,447)	(700,124)
Tax loss from employee stock transactions	—	(920)	—	—	(920)
Stock-based compensation	—	156,760	—	—	156,760
Net income	—	—	—	365,855	365,855
Other comprehensive income	—	—	2,094	—	2,094
Balance, September 30, 2016	65,315	$13,191	$(13,194)	$1,185,265	$1,185,262
Exercise of employee stock options	9	201	—	—	201
Issuance of stock under employee stock purchase plan	469	46,838	—	—	46,838
Issuance of restricted stock	1,362	—	—	—	—
Repurchase of common stock	(4,561)	(223,826)	—	(376,264)	(600,090)
Tax benefit from employee stock transactions	—	5,897	—	—	5,897
Stock-based compensation	—	175,326	—	—	175,326
Net income	—	—	—	420,761	420,761
Other comprehensive loss	—	—	(4,803)	—	(4,803)
Balance, September 30, 2017	62,594	$17,627	$(17,997)	$1,229,762	$1,229,392

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2017	2016	2015

Operating activities
Net income	$420,761	$365,855	$365,014
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on disposition of assets and investments	(439)	693	282
Stock-based compensation	175,326	156,760	145,553
Provisions for doubtful accounts and sales returns	366	1,526	1,488
Depreciation and amortization	61,148	56,776	52,583
Deferred income taxes	(4,626)	2,967	(12,571)
Changes in operating assets and liabilities:
Accounts receivable	(24,115)	9,732	(38,680)
Inventories	4,218	(334)	(9,246)
Other current assets	(14,890)	(1,876)	(6,533)
Other assets	(2,056)	(712)	569
Accounts payable and accrued liabilities	30,524	33,217	39,521
Deferred revenue	94,064	86,931	146,561
Net cash provided by operating activities	740,281	711,535	684,541
Investing activities
Purchases of investments	(446,838)	(354,708)	(609,875)
Maturities of investments	390,449	418,821	461,327
Sales of investments	66,858	66,848	205,292
Increase in restricted cash	(73)	(3)	(357)
Acquisition of intangible assets	(4,000)	(4,750)	(6,779)
Purchases of property and equipment	(38,681)	(63,488)	(60,307)
Net cash (used in) provided by investing activities	(32,285)	62,720	(10,699)
Financing activities
Excess tax benefit from stock-based compensation	7,019	2,608	9,517
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	47,039	44,869	40,439
Repurchase of common stock	(600,090)	(700,124)	(606,858)
Net cash used in financing activities	(546,032)	(652,647)	(556,902)
Net increase in cash and cash equivalents	161,964	121,608	116,940
Effect of exchange rate changes on cash and cash equivalents	(3,307)	2,503	(7,982)
Cash and cash equivalents, beginning of year	514,571	390,460	281,502
Cash and cash equivalents, end of year	$673,228	$514,571	$390,460
Supplemental information
Cash paid for taxes	$162,944	$164,362	$189,235

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

Concentration of Credit Risk
The Company extends credit to customers and is therefore subject to credit risk. The Company performs initial and ongoing credit evaluations of its customers’ financial condition and does not require collateral. An allowance for doubtful accounts is recorded to account for potential bad debts. Estimates are used in determining the allowance for doubtful accounts and are based upon an assessment of selected accounts and as a percentage of remaining accounts receivable by aging category. In determining these percentages, the Company evaluates historical write-offs, and current trends in customer credit quality, as well as changes in credit policies. At September 30, 2017, Synnex Corporation and Arrow ECS, Inc. accounted for 13.6% and 11.5% of the Company’s accounts receivable, respectively. At September 30, 2016, Westcon Group, Inc. and Ingram Micro, Inc. accounted for 18.0% and 15.5% of the Company’s accounts receivable, respectively.
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
Inventories consist of the following (in thousands):

	September 30,
	2017	2016
Finished goods	$20,280	$23,642
Raw materials	9,554	10,409
	$29,834	$34,051
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
Property and equipment consist of the following (in thousands):

	September 30,
	2017	2016
Computer equipment	$177,235	$158,127
Office furniture and equipment	32,781	28,557
Leasehold improvements	88,410	83,712
	298,426	270,396
Accumulated depreciation and amortization	(176,006)	(147,148)
	$122,420	$123,248
Depreciation expense totaled approximately $44.6 million, $36.4 million, and $30.1 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

Goodwill
Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company tests goodwill for impairment on an annual basis and between annual tests when impairment indicators are identified, and goodwill is written down when impaired. Goodwill was recorded in connection with various acquisitions in fiscal year 2014 and prior years. For its annual goodwill impairment test in all periods to date, the Company has operated under one reporting unit and the fair value of its reporting unit has been determined by the Company’s enterprise value. The Company performs its annual goodwill impairment test during the second fiscal quarter.
As part of the annual goodwill impairment test, the Company has the option to perform a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of the Company’s reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required. If the Company chooses to bypass the qualitative assessment, it completes a quantitative assessment in performing its annual impairment test.
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
If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the provisions of authoritative guidance require that the Company perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. During the year, the Company performed its goodwill impairment assessment and concluded that it was more-likely-than-not that the fair value of its reporting unit exceeded its carrying amount. The Company considered potential impairment indicators of goodwill at September 30, 2017 and noted no indicators of impairment.
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
Amortization expense related to acquired technology totaled $8.8 million, $10.6 million and $10.6 million during the fiscal years 2017, 2016 and 2015, respectively, and is charged to cost of product revenues.
The Company's intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. Amortization expense of all other intangible assets, including customer relationships, patents and trademarks was not material during the fiscal years 2017, 2016 and 2015.
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
Impairment of Long-Lived Assets
The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated fair value. No impairment of long-lived assets was noted as of and for the years ended September 30, 2017, 2016 and 2015.
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
The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of September 30, 2017, 2016 and 2015 were not considered material.
Research and Development
Research and development expenses consist of salaries and related benefits of product development personnel, prototype materials and expenses related to the development of new and improved products, and an allocation of facilities and depreciation expense. Research and development expenses are reflected in the income statements as incurred.

Advertising
Advertising costs are expensed as incurred. The Company incurred $3.5 million, $4.0 million and $4.6 million in advertising costs during the fiscal years 2017, 2016 and 2015, respectively.
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
Foreign Currency
The functional currency for the Company’s foreign subsidiaries is the local currency in which the respective entity is located, with the exception of F5 Networks Singapore Pte Ltd., F5 Networks (UK) Ltd., F5 Networks Benelux B.V. (Netherlands), F5 Networks Japan G.K., F5 Networks Canada Ltd., F5 Networks GmbH (Germany), F5 Networks (Israel) Ltd., Traffix Communication Systems Ltd. (Israel) and Versafe Ltd. (Israel), that use the U.S. dollar as their functional currency. An entity’s functional currency is determined by the currency of the economic environment in which the majority of cash is generated and expended by the entity. The financial statements of all majority-owned subsidiaries and related entities, with a functional currency other than the U.S. dollar, have been translated into U.S. dollars. All assets and liabilities of the respective entities are translated at year-end exchange rates and all revenues and expenses are translated at average rates during the respective period. Translation adjustments are reported as other comprehensive income (loss) in the consolidated statements of comprehensive income.
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period of exchange and are recorded in other income, net. The net effect of foreign currency gains and losses was not significant during the fiscal years ended September 30, 2017, 2016 and 2015.
Segments
Management has determined that the Company was organized as, and operated in, one reportable operating segment for fiscal year 2017 and prior years: the development, marketing and sale of application delivery networking products that optimize the security, performance and availability of network applications, servers and storage systems.
Stock-based Compensation
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $175.3 million, $156.8 million and $145.6 million of stock-based compensation expense for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. As of September 30, 2017, there was $126.1 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
The Company issues incentive awards to its employees through stock-based compensation consisting of restricted stock units (RSUs). On October 27, 2017, the Company’s Board of Directors and Compensation Committee approved 1,086,939 RSUs to employees and executive officers pursuant to the Company’s annual equity awards program. The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. No stock options were granted in fiscal years 2017, 2016 and 2015. In determining the fair value of shares issued under the Employee Stock Purchase Plan (ESPP), the Company uses the Black-Scholes option pricing model that employs the following key assumptions.

	Employee Stock Purchase Plan Years Ended September 30,
	2017	2016	2015
Risk-free interest rate	1.14%	0.44%	0.17%
Expected dividend	—	—	—
Expected term	0.5 years	0.5 years	0.5 years
Expected volatility	22.03%	29.97%	24.44%
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
As of September 30, 2017, the following annual equity grants for executive officers or a portion thereof are outstanding:

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
Common Stock Repurchase
On April 20, 2016, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $2.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. During fiscal year 2017, the Company repurchased and retired 4,561,213 shares at an average price of $131.56 per share and as of September 30, 2017, the Company had $173.7 million remaining authorized to purchase shares.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended September 30,
	2017	2016	2015
Numerator
Net income	$420,761	$365,855	$365,014
Denominator
Weighted average shares outstanding — basic	64,173	67,433	71,944
Dilutive effect of common shares from stock options and restricted stock units	602	551	603
Weighted average shares outstanding — diluted	64,775	67,984	72,547
Basic net income per share	$6.56	$5.43	$5.07
Diluted net income per share	$6.50	$5.38	$5.03

An immaterial amount of common shares potentially issuable from stock options for the years ended September 30, 2017, 2016 and 2015 are excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.
Comprehensive Income
Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains or losses on securities and foreign currency translation adjustments. These changes are included in accumulated other comprehensive income or loss.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 and the related amendments outline a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is continuing to evaluate the transition methods. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The updated standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 with early adoption permitted for annual reporting periods beginning after December 15, 2016.
The Company currently plans to adopt ASU 2014-09 in the first quarter of fiscal 2019. The Company has initiated an assessment of its systems, data and processes related to the implementation of this accounting standard. Under the new standard, the Company expects to defer and amortize incremental costs to obtain a contract, which are primarily commission costs, over the expected product life rather than expensing them as incurred under current practice. Additionally, under the new standard, the Company would be required to recognize a portion of term license revenues upfront, at the time of delivery rather than ratably over the related contract period. The Company is continuing to evaluate the impact that this updated standard and the related amendments will have on its consolidated financial statements and footnote disclosures.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which changes the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company will adopt this standard in the first quarter of fiscal year 2018, and does not expect the adoption to have a material impact on its consolidated financial statements and footnote disclosures.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which requires that all deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company will adopt this standard in the first quarter of fiscal year 2018, and does not expect the adoption to have a material impact on its consolidated financial statements and footnote disclosures.
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
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company will adopt this standard in the first quarter of fiscal year 2018. As permitted under the updated standard, the Company will continue to estimate forfeitures at each period and will not elect an accounting policy change to record forfeitures as they occur. Further, the Company does not expect the adoption to have a material impact within the accounting for income taxes, statutory tax withholding requirements, or in classification of the statement of cash flows.
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

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2017, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using			Fair Value at September 30, 2017
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$13,967	$3,192	$—	$17,159
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	172,493	—	172,493
Available-for-sale securities — municipal bonds and notes	—	67,409	—	67,409
Available-for-sale securities — U.S. government securities	—	72,930	—	72,930
Available-for-sale securities — U.S. government agency securities	—	30,868	—	30,868
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	191,782	—	191,782
Available-for-sale securities — municipal bonds and notes	—	26,643	—	26,643
Available-for-sale securities — U.S. government securities	—	29,374	—	29,374
Available-for-sale securities — U.S. government agency securities	—	37,003	—	37,003
Total	$13,967	$631,694	$—	$645,661

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
The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the year ended September 30, 2017, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.

The carrying amounts of other current financial assets and other current financial liabilities approximate fair value due to their short-term nature.
3. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

September 30, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$172,560	$25	$(92)	$172,493
Municipal bonds and notes	67,382	36	(9)	67,409
U.S. government securities	72,991	—	(61)	72,930
U.S. government agency securities	30,954	—	(86)	30,868
	$343,887	$61	$(248)	$343,700

September 30, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$223,448	$38	$(128)	$223,358
Municipal bonds and notes	53,657	1	(37)	53,621
U.S. government securities	72,497	31	(7)	72,521
U.S. government agency securities	18,318	6	—	18,324
	$367,920	$76	$(172)	$367,824
Long-term investments consist of the following (in thousands):

September 30, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$192,278	$25	$(521)	$191,782
Municipal bonds and notes	26,639	46	(42)	26,643
U.S. government securities	29,427	—	(53)	29,374
U.S. government agency securities	37,164	—	(161)	37,003
	$285,508	$71	$(777)	$284,802

September 30, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$131,273	$249	$(95)	$131,427
Municipal bonds and notes	27,017	46	(13)	27,050
U.S. government securities	26,989	36	(2)	27,023
U.S. government agency securities	90,877	52	(54)	90,875
	$276,156	$383	$(164)	$276,375

The amortized cost and fair value of fixed maturities at September 30, 2017, by contractual years-to-maturity, are presented below (in thousands):

September 30, 2017	Cost or Amortized Cost	Fair Value
One year or less	$343,887	$343,700
Over one year	285,508	284,802
	$629,395	$628,502

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2017 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
September 30, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$262,852	$(528)	$35,401	$(85)	$298,253	$(613)
Municipal bonds and notes	30,256	(49)	881	(2)	31,137	(51)
U.S. government securities	94,312	(105)	7,992	(9)	102,304	(114)
U.S. government agency securities	36,121	(83)	31,750	(164)	67,871	(247)
Total	$423,541	$(765)	$76,024	$(260)	$499,565	$(1,025)
The Company invests in securities that are rated investment grade or better. The unrealized losses on investments for fiscal year 2017 were primarily caused by interest rate increases.
The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of September 30, 2017, there were no investments in its portfolio that were other-than-temporarily impaired.
4. Balance Sheet Details
Goodwill
There was no change in the carrying amount of goodwill during fiscal years 2017 and 2016.

Other Assets
Other assets consist of the following (in thousands):

	September 30,
	2017	2016
Acquired and developed technology and software development costs	$25,085	$33,924
Intangible assets	17,469	16,577
Restricted cash and deposits	11,221	9,389
	$53,775	$59,890
Amortization expense related to other assets was approximately $12.3 million, $13.9 million, and $13.2 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.
Intangible assets are included in other assets on the balance sheet and consist of the following (in thousands):

	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and developed technology and software development costs	$69,307	$(44,222)	$25,085	$103,031	$(69,107)	$33,924
Customer relationships	8,242	(3,552)	4,690	10,941	(5,427)	5,514
Patents and trademarks	19,756	(7,159)	12,597	15,433	(4,734)	10,699
Trade names	973	(791)	182	1,173	(809)	364
Non-compete covenants	2,532	(2,532)	—	2,732	(2,732)	—
	$100,810	$(58,256)	$42,554	$133,310	$(82,809)	$50,501

Estimated amortization expense for intangible assets for the five succeeding fiscal years is as follows (in thousands):

2018	$11,080
2019	6,909
2020	6,415
2021	6,283
2022	5,076
$35,763

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30,
	2017	2016
Payroll and benefits	$109,088	$105,716
Sales and marketing	6,654	7,228
Restructuring	7,741	—
Income tax accruals	15,519	21,894
Other tax accruals	13,429	10,095
Other	34,948	33,420
	$187,379	$178,353
5. Income Taxes
The United States and international components of income before income taxes are as follows (in thousands):

	Years Ended September 30,
	2017	2016	2015
United States	$452,869	$465,738	$530,684
International	122,648	84,153	30,660
	$575,517	$549,891	$561,344
The provision for income taxes (benefit) consists of the following (in thousands):

	Years Ended September 30,
	2017	2016	2015
Current
U.S. federal	$113,105	$129,728	$176,074
State	10,381	16,821	16,817
Foreign	34,679	31,015	15,446
Total	158,165	177,564	208,337
Deferred
U.S. federal	964	9,770	(9,778)
State	99	(1,029)	(326)
Foreign	(4,472)	(2,269)	(1,903)
Total	(3,409)	6,472	(12,007)
	$154,756	$184,036	$196,330

The effective tax rate differs from the U.S. federal statutory rate as follows (in thousands):

	Years Ended September 30,
	2017	2016	2015
Income tax provision at statutory rate	$201,431	$192,462	$196,470
State taxes, net of federal benefit	9,235	13,434	13,030
Foreign operations	(40,606)	(9,199)	(1,386)
Research and development and other credits	(12,795)	(18,368)	(10,286)
Domestic manufacturing deduction	(15,802)	(14,624)	(18,236)
Stock-based and other compensation	12,688	17,137	15,462
Other	605	3,194	1,276
	$154,756	$184,036	$196,330

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	Years Ended September 30,
	2017	2016
Deferred tax assets
Net operating loss carry-forwards	$11,235	$9,162
Allowance for doubtful accounts	1,236	624
Accrued compensation and benefits	11,617	10,385
Inventories and related reserves	715	1,062
Stock-based compensation	11,857	11,387
Deferred revenue	43,371	40,763
Other accruals and reserves	17,924	18,492
Tax credit carryforwards	7,873	5,829
Depreciation	628	376
	106,456	98,080
Valuation allowance	(18,189)	(14,249)
	88,267	83,831
Deferred tax liabilities
Purchased intangibles and other	(17,459)	(19,308)
Depreciation	(16,893)	(14,440)
Other accruals and reserves	(676)	(652)
	(35,028)	(34,400)

Net deferred tax assets	$53,239	$49,431
At September 30, 2017, the Company had foreign net operating loss carry-forwards of approximately $54.9 million that can be carried forward indefinitely and $4.2 million that will expire in fiscal year 2026. In addition, there are $4.2 million of state tax credit carryforwards that can be carried forward indefinitely and $3.0 million that will expire in fiscal years 2028 to 2032. Management believes that it is more-likely-than-not that the benefit from certain foreign net operating loss carryforwards and state tax carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance on the deferred tax assets relating to these carryforwards. The net change in the total valuation allowance was an increase of $3.9 million and $4.2 million for the years ended September 30, 2017 and 2016, respectively.
During the year ended September 30, 2017, the Company distributed $86.0 million of cash to the U.S. from a foreign subsidiary. The utilization of previously unrecognized U.S. foreign tax credits resulted in a $21.0 million reduction to tax expense. This non-recurring reduction to tax expense is presented as part of foreign operations in the Company's effective tax rate reconciliation.

As of September 30, 2017, undistributed earnings of the Company's foreign subsidiaries totaled $221.4 million.  The Company has not provided U.S. income taxes on certain foreign subsidiaries in which we intend to indefinitely reinvest such earnings outside the U.S. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated is not practicable.
The Company benefits from a tax incentive arrangement in a foreign jurisdiction, which is effective through March 31, 2021. The tax incentive agreement is conditional upon meeting certain employment and investment thresholds. This arrangement decreased foreign taxes by $6.9 million and increased diluted earnings per common share by $0.11 for the year ended September 30, 2017.
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
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal years 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Balance, beginning of period	$13,687	$9,562	$6,394
Gross increases related to prior period tax positions	2,769	1,622	2,704
Gross decreases related to prior period tax positions	—	(7)	(642)
Gross increases related to current period tax positions	8,507	4,441	1,290
Decreases relating to settlements with tax authorities	(240)	(521)	(116)
Reductions due to lapses of statute of limitations	(1,588)	(1,410)	(68)
Balance, end of period	$23,135	$13,687	$9,562

The total amount of gross unrecognized tax benefits was $23.1 million, $13.7 million, and $9.6 million as of September 30, 2017, 2016, and 2015, respectively, of which, $18.3 million, $11.1 million, and $8.0 million, if recognized, would affect the effective tax rate. There is a reasonable possibility that the Company’s unrecognized tax benefits will change within twelve months due to audit settlements or the expiration of statute of limitations, but the Company does not expect the change to be material to the consolidated financial statements.
The Company recognizes interest and, if applicable, penalties (not included in the “unrecognized tax benefits” table above) for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense. In the years ended September 30, 2017, 2016 and 2015, the Company recorded approximately $258,000, $18,000 and $466,000, respectively, of interest and penalty expense related to uncertain tax positions. As of September 30, 2017 and 2016, the Company had a cumulative balance of accrued interest and penalties on unrecognized tax positions of $1,178,000 and $920,000, respectively.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2013. The Company is currently under audit by various states for fiscal years 2013 through 2015. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore, and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2016 for the United Kingdom, 2011 for Japan, 2012 for Singapore, and 2013 for Australia. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal years 2013 and 2014 state income tax returns.
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

2011 Employee Stock Purchase Plan. In April 2012, the Board of Directors amended and restated the Company’s 1999 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan. A total of 8,000,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than 10,000 shares during an offering period. In addition, no employee may purchase more than $25,000 worth of stock, determined by the fair market value of the shares at the time such option is granted, in one calendar year. The Employee Stock Purchase Plan has been implemented in a series of offering periods, each 6 months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. As of September 30, 2017 there were 1,127,476 shares available for awards under the Employee Stock Purchase Plan.
Acquisition Related Incentive Plans. In connection with the Company’s acquisition of Traffix Systems in the second quarter of fiscal year 2012, the Company assumed the Traffix 2007 Israeli Employee Share Option Plan, or the Traffix Plan. Unvested options to acquire Traffix’s common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 106,829 shares of common stock were reserved for issuance under the Traffix Plan. The plan provided for grants of stock options to persons who were employees, officers, directors, consultants or advisors to Traffix on or prior to February 21, 2012. During the fiscal year 2017, the Company issued no stock options or restricted stock units under the Traffix Plan. As of September 30, 2017, there were options to purchase 520 shares outstanding and no shares available for additional awards under the Traffix Plan. The Company terminated the Traffix Plan effective January 3, 2014 and no additional shares may be issued from the Traffix Plan.
In September 2013, the Company adopted the Versafe Acquisition Equity Incentive Plan, or the Versafe Acquisition Plan. The Versafe Acquisition Plan provided for discretionary grants of non-statutory stock options and stock units for employees, directors and consultants of Versafe Ltd. to whom the Company offered employment in connection with the Company’s acquisition of Versafe. A total of 60,000 shares of common stock were reserved for issuance under the Versafe Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Versafe Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2017, the Company issued no stock options or restricted stock units under the Versafe Acquisition Plan. As of September 30, 2017, there were no options outstanding, 217 restricted stock units outstanding and no shares available for awards under the Versafe Acquisition Plan. The Company terminated the Versafe Acquisition Plan effective January 3, 2014 and no additional shares may be issued from the Versafe Acquisition Plan.
In May 2014, the Company adopted the Defense.Net Acquisition Equity Incentive Plan, or the Defense.Net Acquisition Plan. The Defense.Net Acquisition Plan provided for discretionary grants of non-statutory stock options and stock units for employees, directors and consultants of Defense.Net, Inc. to whom the Company offered employment in connection with the Company’s acquisition of Defense.Net. A total of 30,000 shares of common stock were reserved for issuance under the Defense.Net Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Defense.Net Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2017, the Company issued no stock options or restricted stock units under the Defense.Net Acquisition Plan. As of September 30, 2017, there were no options outstanding, 4,050 restricted stock units outstanding and no shares available for awards under the Defense.Net Acquisition Plan. The Company terminated the Defense.Net Acquisition Plan effective January 5, 2015 and no additional shares may be issued from the Defense.Net Acquisition Plan.
In connection with the Company’s acquisition of Defense.Net, Inc. in the third quarter of fiscal year 2014, the Company assumed the Defense.Net, Inc. 2012 Stock Option and Grant Plan, or the Defense.Net Plan. Unvested options to acquire Defense.Net's common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 84,375 shares of common stock were reserved for issuance under the Defense.Net Plan. The plan provided for grants of stock options to persons who were employees, officers, directors, consultants or advisors to Defense.Net, Inc. on or prior to May 22, 2014. During the fiscal year 2017, the Company issued no stock options or restricted stock units under the Defense.Net Plan. As of September 30, 2017, there were options to purchase 456 shares outstanding and no shares available for additional awards under the Defense.Net Plan. The Company terminated the Defense.Net Plan effective January 5, 2015 and no additional shares may be issued from the Defense.Net Plan.
2014 Incentive Plan. In March 2014, the Company adopted the 2014 Incentive Plan, or the 2014 Plan, which amended and restated the 2005 Equity Incentive Plan. The 2014 Plan provides for discretionary grants of non-statutory stock options and stock units for employees, including officers, and other service providers. A total of 18,730,000 shares of common stock have been reserved for issuance under the 2014 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 2014 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. During the fiscal year 2017, the Company issued no stock options, 51,988 performance stock units and 1,373,799 restricted stock units under the 2014 Plan. As of September 30, 2017, there were no options outstanding, 13,871 performance stock units outstanding, 1,347,431 restricted stock units outstanding and 3,081,285 shares available for new awards under the 2014 Plan.
A majority of the restricted stock units the Company grants to its employees vest quarterly over a two-year period. The performance stock units and restricted stock units under all plans were granted during fiscal years 2017, 2016 and 2015 with a per-share weighted average fair value of $134.35, $109.65 and $124.16, respectively. The fair value of performance stock units and restricted stock units vested during fiscal years 2017, 2016 and 2015 was $176.8 million, $137.7 million and $151.4 million, respectively.
A summary of restricted stock unit activity under the 2014 Plan is as follows:

	Performance Stock Units		Restricted Stock Units
	Outstanding Performance Stock Units	Weighted Average Grant Date Fair Value	Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, September 30, 2016	49,528	$110.50	1,442,170	$111.45
Units granted	51,988	100.95	1,373,799	135.61
Units vested	(48,423)	128.99	(1,296,435)	129.20
Units cancelled	(39,222)	112.25	(172,103)	122.65
Balance, September 30, 2017	13,871	$121.44	1,347,431	$127.89

A summary of stock option activity under all of the Company’s plans is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
Balance, September 30, 2016	12,574	$21.84
Options granted	—	—
Options exercised	(9,281)	21.66
Options cancelled	(2,317)	30.42
Balance, September 30, 2017	976	$3.18
No stock options were granted in fiscal years 2017, 2016 and 2015.
The total intrinsic value of options exercised during fiscal 2017, 2016 and 2015 was $1.0 million, $1.9 million and $4.4 million, respectively.

	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value(1)
				(In thousands)
Stock options outstanding	976	4.03	$3.18	$115
Exercisable	834	3.62	$3.10	$98
Vested and expected to vest	974	4.02	$3.18	$114

(1)	Aggregate intrinsic value represents the difference between the fair value of the Company’s common stock underlying these options at September 30, 2017 and the related exercise prices.

As of September 30, 2017, equity based awards (including stock options and restricted stock units) are available for future issuance as follows:

Awards Available for Grant
Balance, September 30, 2016	3,195,747
Granted	(1,425,787)
Cancelled	216,055
Additional shares reserved (terminated), net	1,095,270
Balance, September 30, 2017	3,081,285
7. Commitments and Contingencies
Operating Leases
The majority of the Company’s operating lease payments relate to the Company’s four building corporate headquarters in Seattle, Washington. The leases for all four buildings will expire in 2022. The Company also leases additional office space for product development and sales and support personnel in the United States and internationally.
In October 2006, the Company entered into an agreement to lease a total of approximately 137,000 square feet of office space in a building known as 333 Elliott West, which is adjacent to the four buildings that serve as the Company’s corporate headquarters. The lease expires in 2018. The Company is currently subleasing all floors of this building.
On May 3, 2017, the Company entered into an agreement to lease approximately 515,000 square feet of office space in Seattle, Washington that will serve as its new corporate headquarters. The initial term of the lease is 14.5 years and is expected to commence on the latter of (i) April 1, 2019 or (ii) 10 months after the substantial completion date of the construction of the Premises. This lease will expire in 2033 with an option for renewal.

Future minimum operating lease payments, net of sublease income, are as follows (in thousands):

	Gross Lease Payments	Sublease Income	Net Lease Payments
2018	27,713	2,828	24,885
2019	24,864	—	24,864
2020	40,892	—	40,892
2021	38,764	—	38,764
2022	37,250	—	37,250
Thereafter	298,605	—	298,605
	$468,088	$2,828	$465,260
Rent expense under non-cancelable operating leases amounted to approximately $30.2 million, $30.1 million, and $28.3 million for the fiscal years ended September 30, 2017, 2016, and 2015, respectively.
Purchase Obligations
Purchase obligations are comprised of purchase commitments with the Company’s contract manufacturers. The agreement with the Company’s primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on the Company’s production forecast. The Company is obligated to purchase component inventory that the contract manufacturer procures in accordance with the forecast, unless cancellation is given within applicable lead times. As of September 30, 2017, the Company’s purchase obligations were $20.3 million.
Litigation
On May 1, 2013, Radware, Ltd. and Radware, Inc. (Radware), filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California seeking an unspecified amount of monetary damages, as well as interest, costs, and injunctive relief, based upon allegations that the Company infringed three Radware patents related to ISP link load balancing. The Company answered the Complaint, denied the substantive allegations, and sought a declaratory judgment that the asserted claims were invalid. The Company also counter-claimed alleging that Radware had infringed certain Company patents relating to cookie persistence. The Company was granted summary judgment of non-infringement of one of Radware’s three patents, and was also granted summary judgment of non-infringement with respect to the other two patents in connection with design-arounds. The Company also took an offer of judgment as to Radware’s infringement of its patents. Radware’s damages claims and the Company’s invalidity claims proceeded to trial and on March 15, 2016, the jury returned a verdict finding that the Company had not proven that the asserted patents were invalid, that the Company willfully infringed one of the two patents and that Radware was due $6.4 million in damages. On August 22, 2016, the Court, in response to various post-trial motions, granted the Company judgment as a matter of law on Radware’s claim of willful infringement (and thus denied Radware’s motion for treble damages and attorneys’ fees), awarded prejudgment interest, and issued an injunction.
On September 7, 2016, the Court entered judgment in favor of Radware on its claims, and entered a judgment in favor of the Company on its counterclaim (pursuant to the offer and acceptance of judgment). On October 5, 2016, the Company moved for a new trial on invalidity. That motion was denied. The Company appealed the denial of the motion and Radware appealed the summary judgments of non-infringement, the district court’s exclusion of certain evidence, and the grant of judgment as a matter of law on the willfulness claim. Separately, Radware requested an award for costs. The Company has objected to the request and it remains pending. The Company has posted security to stay execution of the judgment pending appeal. On September 18, 2017, the Federal Circuit affirmed the judgment of the lower court pursuant to Rule 36. Neither party has yet sought rehearing, rehearing en banc, or appealed to the Supreme Court. On October 26, 2017, Radware moved to recover the judgment amounts (e.g., damages and prejudgment interest), except costs, which is still pending.
 In addition, on April 4, 2016, the Company sued Radware, Inc. in the United States District Court for the Western District of Washington accusing Radware of infringing three other Company patents. The Company’s complaint seeks a jury trial and an unspecified amount of monetary damages, as well as interest, costs, and injunctive relief. Radware moved to dismiss the allegations of one patent but the motion was denied. Radware has also filed a counterclaim separately asserting that the Company is infringing U.S. patent no. 9,231,853, another ISP link load balancing patent related to the same patents involved in the California litigation. The Company has denied infringement. The parties have also filed petitions for inter partes reviews on all four patents in the litigation. On May 25, 2017, the parties stipulated to transfer in the wake of the Supreme Court’s TC Heartland decision, and the court transferred the case to the Northern District of California on June 5, 2017. Radware’s IPR2017-00654 and IPR2017-00653 as to the Company ’413 patent were denied on July 31, 2017. Radware’s IPR2017-1185 and IPR2017-1187 as to the Company ’955 patent were denied on October 11, 2017. Radware’s IPR2017-01249 as to the Company ’278 patent was denied on October 23, 2017. The Company’s IPR2017-00124 as to the ’853 patent was instituted in part (claims 1, 2, 4-15, 17-24) and denied in part (claims 3 and 16) on April 27, 2017. The Company has moved to stay Radware’s ‘853 counterclaims pending the outcome of the Company’s IPR. Radware has opposed the motion to stay and argued, in the alternative, that both the Company’s claims and Radware’s counterclaims should be stayed.
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
8. Restructuring Charges
In September 2017, the Company initiated a restructuring plan to reduce its operating expenses and better align its workforce and costs with market opportunities, product development and business strategies. As a result of these initiatives, the Company recorded a restructuring charge of $12.7 million in the fourth quarter of fiscal 2017. The Company does not expect to record any significant future charges related to the restructuring plan.

During the year ended September 30, 2017, the following activity was recorded (in thousands):

Employee Severance, Benefits and Related Costs
Accrued expenses, October 1, 2016	$—
Restructuring charges	12,718
Cash payments	(4,977)
Non-cash items	—
Accrued expenses, September 30, 2017	$7,741

9. Employee Benefit Plans
The Company has a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their compensation. The Company may, at its discretion, match a portion of the employees’ eligible contributions. Contributions by the Company to the plan during the years ended September 30, 2017, 2016, and 2015 were approximately $10.5 million, $9.5 million and $8.9 million, respectively. Contributions made by the Company vest over four years.
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
The following presents revenues by geographic region (in thousands):

	Years Ended September 30,
	2017	2016	2015
Americas:
United States	$1,075,222	$1,019,054	$1,004,601
Other	110,298	106,228	94,906
Total Americas	1,185,520	1,125,282	1,099,507
EMEA	506,571	487,966	464,078
Japan	95,055	94,767	88,297
Asia Pacific	302,895	287,019	267,941
	$2,090,041	$1,995,034	$1,919,823

The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Years Ended September 30,
	2017	2016	2015
Westcon Group, Inc. [2]	17.7%	18.7%	17.6%
Ingram Micro, Inc.	16.1%	14.9%	16.1%
Tech Data [1]	12.4%	13.3%	13.8%
Arrow ECS	10.4%	10.1%	10.4%

(1)
On February 27, 2017, Tech Data completed the acquisition of Avnet Technology Solutions. Revenues for the year ended September 30, 2017 represent combined revenues for Tech Data and Avnet while revenues for years ended September 30, 2016 and 2015 represent revenues from Avnet only.

(2)	On September 1, 2017, Synnex Corporation completed the acquisition of Westcon Americas.
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	September 30,
	2017	2016
United States	$103,486	$105,480
EMEA	15,054	13,789
Other countries	3,880	3,979
	$122,420	$123,248

11. Quarterly Results of Operations (Unaudited)
The following presents the Company’s unaudited quarterly results of operations for the eight quarters ended September 30, 2017. The information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. This unaudited information has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that were considered necessary for a fair statement of the Company’s operating results for the quarters presented.

	Three Months Ended
	Sept. 30, 2017	June 30, 2017	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016	Dec. 31, 2015
	(unaudited and in thousands, except per share data)
Net revenues
Products	$248,990	$235,109	$241,080	$239,483	$252,984	$231,366	$225,441	$234,678
Services	289,008	282,728	277,168	276,475	272,365	265,156	258,236	254,808
Total	537,998	517,837	518,248	515,958	525,349	496,522	483,677	489,486
Cost of net revenues
Products	46,641	43,787	43,928	41,676	43,591	40,474	39,908	42,651
Services	43,900	45,983	43,984	43,586	41,358	43,869	42,322	43,032
Total	90,541	89,770	87,912	85,262	84,949	84,343	82,230	85,683
Gross profit	447,457	428,067	430,336	430,696	440,400	412,179	401,447	403,803
Operating expenses
Sales and marketing	162,068	160,952	164,705	164,514	158,198	156,620	156,469	157,456
Research and development	85,479	88,602	89,234	87,050	83,746	83,042	86,294	81,145
General and administrative	37,832	39,368	38,009	41,678	35,193	34,182	34,803	34,253
Litigation expense	525	1	(135)	—	630	(527)	8,948	—
Restructuring charges	12,718	—	—	—	—	—	—	—
Total operating expenses	298,622	288,923	291,813	293,242	277,767	273,317	286,514	272,854
Income from operations	148,835	139,144	138,523	137,454	162,633	138,862	114,933	130,949
Other income, net	5,027	2,589	1,302	2,643	268	978	133	1,135
Income before income taxes	153,862	141,733	139,825	140,097	162,901	139,840	115,066	132,084
Provision for income taxes	18,119	44,071	46,687	45,879	53,966	48,051	39,651	42,368
Net income	$135,743	$97,662	$93,138	$94,218	$108,935	$91,789	$75,415	$89,716
Net income per share — basic	$2.15	$1.53	$1.44	$1.45	$1.66	$1.37	$1.12	$1.29
Weighted average shares — basic	63,088	63,935	64,479	65,195	65,772	66,851	67,549	69,554
Net income per share — diluted	$2.14	$1.52	$1.43	$1.44	$1.64	$1.37	$1.11	$1.28
Weighted average shares — diluted	63,446	64,361	65,028	65,645	66,262	67,235	67,804	69,878

12. Subsequent Events
On October 25, 2017, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the $173.7 million currently unused in the existing program, which was initially approved in October 2010.
Acquisitions for the share repurchase program will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The timing and amounts of any purchases will be based on market conditions and other factors including but not limited to price, regulatory requirements and capital availability. The program does not require the purchase of any minimum number of shares and the program may be modified, suspended or discontinued at any time.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the results of this assessment and on those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2017.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
During the fourth fiscal quarter, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Certain information required by this item regarding the Company’s directors and executive officers is incorporated herein by reference to the sections entitled “Board of Directors — Nominees and Continuing Directors,” “Corporate Governance — Committees of the Board — Audit Committee” and “— Code of Ethics for Senior Financial Officers” and “— Director Nomination,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement that will be furnished to the SEC no later than January 28, 2018 (the “Proxy Statement”). Additional information regarding the Company’s directors and executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Directors and Executive Officers of the Registrant.”

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

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F5 NETWORKS, INC.

By:	/s/ FRANÇOIS LOCOH-DONOU
François Locoh-Donou
Chief Executive Officer and President
Dated: November 3, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ FRANÇOIS LOCOH-DONOU	Chief Executive Officer, President, and Director (principal executive officer)	November 3, 2017
François Locoh-Donou

By:	/S/ ANDY REINLAND	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)	November 3, 2017
Andy Reinland

By:	/S/ ALAN J. HIGGINSON	Director	November 3, 2017
Alan J. Higginson

By:	/S/ A. GARY AMES	Director	November 3, 2017
A. Gary Ames

By:	/S/ SANDRA BERGERON	Director	November 3, 2017
Sandra Bergeron

By:	/S/ DEBORAH L. BEVIER	Director	November 3, 2017
Deborah L. Bevier

By:	/S/ JONATHAN CHADWICK	Director	November 3, 2017
Jonathan Chadwick

By:	/S/ MICHAEL L. DREYER	Director	November 3, 2017
Michael L. Dreyer

By:	/S/ PETER KLEIN	Director	November 3, 2017
Peter Klein

By:	/S/ STEPHEN SMITH	Director	November 3, 2017
Stephen Smith

By:	/S/ JOHN MCADAM	Director	November 3, 2017
John McAdam

EXHIBIT INDEX

Exhibit Number			Exhibit Description
2.1		—
Agreement and Plan of Merger dated as of May 31, 2004, by and among the Registrant, Fire5, Inc., a wholly owned subsidiary of the Registrant, MagniFire Websystems, Inc., and Lucent Venture Partners III LLC(1)

3.1		—	Third Amended and Restated Articles of Incorporation of the Registrant(2)
3.2		—	Fifth Amended and Restated Bylaws of F5 Networks, Inc.(3)
4.1		—	Specimen Common Stock Certificate(4)
10.1		—	Second Amended and Restated Office Lease Agreement dated April 5, 2010, between the Registrant and CLP--Elliott West, L.P.(5)
10.2		—	Sublease Agreement dated March 30, 2001 between the Registrant and Cell Therapeutics, Inc.(6)
10.3		—	First Amendment to Sublease Agreement dated April 13, 2001 between the Registrant and Cell Therapeutics, Inc.(7)
10.4		—	Second Amendment to Sublease Agreement dated March 6, 2002 between the Registrant and Cell Therapeutics, Inc.(7)
10.5		—	Third Amendment to Sublease Agreement dated as of December 22, 2005 between the Registrant and Cell Therapeutics, Inc.(7)
10.6		—	Office Lease Agreement with Selig Real Estate Holdings IIX, L.L.C. dated October 31, 2006(8)
10.7		—	Office Lease Agreement between F5 Networks, Inc. and Fifth & Columbia Investors, LLC dated May 3, 2017(9)
10.8		—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(4) §
10.9		—	2011 Employee Stock Purchase Plan(10) §
10.10		—	Form of Change of Control Agreement between F5 Networks, Inc. and the executive officers(11) §
10.11		—	Traffix Communication Systems Ltd. 2007 Israeli Employee Share Option Plan(12) §
10.12		—	Traffix Communication Systems Ltd. Acquisition Equity Incentive Plan(12) §
10.13		—	Versafe Ltd. Acquisition Equity Incentive Plan(13) §
10.14		—	F5 Networks, Inc. 2014 Incentive Plan (Amended and Restated effective March 9, 2017) (14) §
10.15		—	Defense.Net, Inc. 2012 Stock Option and Grant Plan(15) §
10.16		—	Defense.Net Acquisition Equity Incentive Plan(15) §
10.17		—	Form of 2014 Incentive Plan Award Agreement (Accelerated Vesting) as revised November 2014(16) §
10.18	*	—	Form of 2014 Incentive Plan Award Agreement (Accelerated Vesting) as revised October 2017 §
10.19		—	Retirement Agreement between John McAdam and F5 Networks, Inc.(17) §
10.20		—	Waiver and Non-Competition Agreement and General Release of all Claims(18) §
10.21		—	Separation and Consulting Agreement and General Release of all Claims(19) §
10.22		—	Offer Letter from F5 Networks, Inc. to François Locoh-Donou (20) §
21.1	*	—	Subsidiaries of the Registrant
23.1	*	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	—	XBRL Instance Document
101.SCH	*	—	XBRL Taxonomy Extension Schema Document
101.CAL	*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

§	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Current Report on Form 8-K dated May 31, 2004 and filed with the SEC on June 2, 2004.

(2)	Incorporated by reference from Current Report on Form 8-K dated March 19, 2013 and filed with the SEC on March 19, 2013.

(3)	Incorporated by reference from Current Report on Form 8-K dated April 22, 2015 and filed with the SEC on April 22, 2015.

(4)	Incorporated by reference from Registration Statement on Form S-1, File No. 333-75817.

(5)	Incorporated by reference from Current Report on Form 8-K dated April 5, 2010 and filed with the SEC on April 8, 2010.

(6)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(7)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2006.

(8)	Incorporated by reference from Current Report on Form 8-K dated October 31, 2006 and filed with the SEC on November 3, 2006.

(9)	Incorporated by reference from Current Report on Form 8-K dated May 3, 2017 and filed with the SEC on May 3, 2017.

(10)	Incorporated by reference from Appendix B of Proxy Statement for 2015 Annual Meeting of Stockholders and filed with the SEC on January 16, 2015.

(11)	Incorporated by reference from Current Report on Form 8-K dated April 29, 2009 and filed with the SEC on May 4, 2009.

(12)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-179794.

(13)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-191773.

(14)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-217436.

(15)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-196405.

(16)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2014.

(17)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

(18)	Incorporated by reference from Current Report on Form 8-K dated December 13, 2015 and filed with the SEC on January 6, 2016.

(19)	Incorporated by reference from Current Report on Form 8-K dated September 26, 2016 and filed with the SEC on September 30, 2016.

(20)	Incorporated by reference from Current Report on Form 8-K dated January 27, 2017 and filed with the SEC on January 30, 2017.