Form 10-Q
period 2017-12-31
F5 NETWORKS INC
filed 2018-02-02
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of January 29, 2018 was 61,844,443.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31, 2017	September 30, 2017
ASSETS
Current assets
Cash and cash equivalents	$611,996	$673,228
Short-term investments	392,560	343,700
Accounts receivable, net of allowances of $2,052 and $1,815	291,093	291,924
Inventories	29,112	29,834
Other current assets	56,056	67,538
Total current assets	1,380,817	1,406,224
Property and equipment, net	117,310	122,420
Long-term investments	348,210	284,802
Deferred tax assets	39,719	53,303
Goodwill	555,965	555,965
Other assets, net	51,718	53,775
Total assets	$2,493,739	$2,476,489
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$46,748	$50,760
Accrued liabilities	176,534	187,379
Deferred revenue	721,994	696,404
Total current liabilities	945,276	934,543
Other long-term liabilities	51,970	44,589
Deferred revenue, long-term	269,279	267,902
Deferred tax liabilities	36	63
Total long-term liabilities	321,285	312,554
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 61,844 and 62,594 shares issued and outstanding	20,029	17,627
Accumulated other comprehensive loss	(19,478)	(17,997)
Retained earnings	1,226,627	1,229,762
Total shareholders’ equity	1,227,178	1,229,392
Total liabilities and shareholders’ equity	$2,493,739	$2,476,489
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended December 31,
	2017	2016
Net revenues
Products	$227,303	$239,483
Services	295,888	276,475
Total	523,191	515,958
Cost of net revenues
Products	43,265	41,676
Services	44,122	43,586
Total	87,387	85,262
Gross profit	435,804	430,696
Operating expenses
Sales and marketing	167,934	164,514
Research and development	85,889	87,050
General and administrative	39,984	41,678
Total	293,807	293,242
Income from operations	141,997	137,454
Other income, net	2,145	2,643
Income before income taxes	144,142	140,097
Provision for income taxes	55,713	45,879
Net income	$88,429	$94,218
Net income per share — basic	$1.42	$1.45
Weighted average shares — basic	62,195	65,195
Net income per share — diluted	$1.41	$1.44
Weighted average shares — diluted	62,550	65,645
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended December 31,
	2017	2016
Net income	$88,429	$94,218
Other comprehensive loss:
Foreign currency translation adjustment	161	(2,079)
Available-for-sale securities:
Unrealized losses on securities, net of taxes of $(574) and $(464) for the three months ended December 31, 2017 and 2016, respectively	(1,650)	(773)
Reclassification adjustment for realized losses (gains) included in net income, net of taxes of $(3) and $1 for the three months ended December 31, 2017 and 2016, respectively	9	(2)
Net change in unrealized losses on available-for-sale securities, net of tax	(1,641)	(775)
Total other comprehensive loss	(1,480)	(2,854)
Comprehensive income	$86,949	$91,364
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended December 31,
	2017	2016
Operating activities
Net income	$88,429	$94,218
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss on disposition of assets and investments	49	30
Stock-based compensation	40,948	46,611
Provisions for doubtful accounts and sales returns	593	291
Depreciation and amortization	15,180	14,887
Deferred income taxes	14,226	(2,945)
Changes in operating assets and liabilities:
Accounts receivable	238	(45,327)
Inventories	722	374
Other current assets	11,517	(306)
Other assets	(696)	391
Accounts payable and accrued liabilities	(8,216)	37,082
Deferred revenue	26,967	44,006
Net cash provided by operating activities	189,957	189,312
Investing activities
Purchases of investments	(238,632)	(98,983)
Maturities of investments	113,771	105,744
Sales of investments	9,248	11,211
(Increase) decrease in restricted cash	(21)	32
Cash provided by sale of fixed asset	1,000	—
Acquisition of intangible assets	—	(4,000)
Purchases of property and equipment	(6,491)	(14,133)
Net cash used in investing activities	(121,125)	(129)
Financing activities
Excess tax benefit from stock-based compensation	—	2,940
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	19,915	18,836
Repurchase of common stock	(150,025)	(150,021)
Net cash used in financing activities	(130,110)	(128,245)
Net (decrease) increase in cash and cash equivalents	(61,278)	60,938
Effect of exchange rate changes on cash and cash equivalents	46	(2,575)
Cash and cash equivalents, beginning of period	673,228	514,571
Cash and cash equivalents, end of period	$611,996	$572,934
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
Basis of Presentation
The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
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
If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the provisions of authoritative guidance require that the Company perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. During fiscal year 2017, the Company performed its goodwill impairment assessment and concluded that it was more-likely-than-not that the fair value of its reporting unit exceeded its carrying amount. The Company considered potential impairment indicators of goodwill at December 31, 2017 and noted no indicators of impairment.
The Company's intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company considered potential impairment indicators of acquired intangible assets at December 31, 2017 and noted no indicators of impairment.
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
Internal Use Software
In accordance with the authoritative guidance, the Company capitalizes application development stage costs associated with the development of internal-use software and software developed related to its SaaS-based product offerings. The capitalized costs are then amortized over the estimated useful life of the software, which is generally three to five years, and are included in property and equipment in the accompanying consolidated balance sheets.
Stock-Based Compensation
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $40.9 million and $46.6 million of stock-based compensation expense for the three months ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there was $206.0 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
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
The Company recognizes compensation expense for only the portion of restricted stock units that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups. In determining the fair value of shares issued under the Employee Stock Purchase Plan (ESPP), the Company uses the Black-Scholes option pricing model. Compensation expense related to the shares issued pursuant to the ESPP is recognized on a straight-line basis over the offering period.
The Company issues incentive awards to certain current executive officers as part of its annual equity awards program. Fifty percent of the aggregate number of RSUs issued to executive officers vest in equal quarterly increments, and 50% are subject to the Company achieving specified performance goals.
For the prior year performance stock grants, attainment is based on the Company achieving specific quarterly revenue and EBITDA targets. In each case, 70% of the quarterly performance stock grant is based on achieving at least 80% of the quarterly revenue goal set by the Company's Board of Directors, and the other 30% is based on achieving at least 80% of the quarterly EBITDA goal set by the Company's Board of Directors. The quarterly performance stock grant is paid linearly over 80% of the targeted goals. At least 100% of both goals must be attained in order for the quarterly performance stock grant to be awarded over 100%. Each goal is evaluated individually and subject to the 80% achievement threshold and the 100% over-achievement threshold. Each goal is also capped at achievement of 200% above target.
For the fiscal 2018 performance stock grants, the Company's Compensation Committee adopted a new set of metrics that are differentiated from the quarterly revenue and EBITDA measures, including (1) 50% of the annual performance stock grant is based on achieving 80% of the annual revenue goal set by the Company’s Board of Directors; (2) 25% of the annual performance stock grant is based on achieving at least a 15% increase in annual stand-alone software revenue compared to the prior year; and (3) 25% of the annual performance stock grant is based on relative total shareholder return benchmarked to the S&P 500 index. In each case, no vesting or payment with respect to a performance goal shall occur unless a minimum threshold is met for the applicable goal. Vesting and payment with respect to the performance goal is linear above the threshold of the applicable goal and is capped at achievement of 200% above target.
As of December 31, 2017, the following annual equity grants for executive officers or a portion thereof are outstanding:

Grant Date	RSUs Granted	Vesting Schedule	Vesting Period	Date Fully Vested
November 1, 2017	140,135	Annually	4 years	November 1, 2021
November 1, 2016	115,347	Quarterly	4 years	November 1, 2020
November 2, 2015	145,508	Quarterly	4 years	November 1, 2019
November 1, 2014	171,575	Quarterly	4 years	November 1, 2018
The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment.
Common Stock Repurchase
On October 25, 2017, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $3.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. During the first quarter of fiscal 2018, the Company repurchased and retired 1,242,610 shares at an average price of $120.73 per share and the Company had $1.0 billion remaining authorized to purchase shares at December 31, 2017.
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended December 31,
	2017	2016
Numerator
Net income	$88,429	$94,218
Denominator
Weighted average shares outstanding — basic	62,195	65,195
Dilutive effect of common shares from stock options and restricted stock units	355	450
Weighted average shares outstanding — diluted	62,550	65,645
Basic net income per share	$1.42	$1.45
Diluted net income per share	$1.41	$1.44
For the three months ended December 31, 2017, an immaterial amount of common shares potentially issuable from stock options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock. For the three months ended December 31, 2016, there were no common shares potentially issuable from stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock.
Comprehensive Income
Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains or losses on securities and foreign currency translation adjustments are included in accumulated other comprehensive income or loss.
Recently Adopted Accounting Standards
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which changes the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The Company adopted ASU 2015-11 during the first quarter of fiscal 2018. The adoption of ASU 2015-11 did not have a material impact on the Company's consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which requires that all deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The Company adopted ASU 2015-17 during the first quarter of fiscal year 2018 on a retrospective basis, which resulted in reclassification of $53.0 million of deferred tax assets, net of deferred tax liabilities, from current to non-current as of September 30, 2017.
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
The Company adopted ASU 2016-09 during the first quarter of fiscal year 2018. Excess tax benefits and tax deficiencies from share-based compensation are now recorded to the consolidated income statements rather than to additional paid-in capital within equity on a prospective basis. Tax deficiencies recognized during the three months ended December 31, 2017 were not material. The Company also elected to prospectively apply the change in presentation requirement wherein excess tax benefits of awards are classified as operating activities in the consolidated statements of cash flows. Prior periods have not been reclassified to conform to the fiscal 2018 presentation.
The Company did not elect an accounting policy change to record forfeitures as they occur and will continue to estimate forfeitures at each period.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies the goodwill impairment process by eliminating Step 2 from the quantitative goodwill impairment test. Under this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company elected to early adopt ASU 2017-04 for its annual goodwill impairment test that will be performed during the second quarter of fiscal 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements
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
The Company currently plans to adopt ASU 2014-09 in the first quarter of fiscal 2019 on a modified retrospective basis. The Company has initiated an assessment of its systems, data and processes related to the implementation of this accounting standard. Under the new standard, the Company expects to defer and amortize incremental costs to obtain a contract, which are primarily commission costs, over the expected customer life rather than expensing them as incurred under current practice. Additionally, under the new standard, the Company would be required to recognize a portion of term license revenues upfront, at the time of delivery rather than ratably over the related contract period. The Company does not anticipate that the implementation of this updated standard and related amendments will have a material impact on its consolidated income statements. The Company is continuing to evaluate the impact that this updated standard and the related amendments will have on its consolidated balance sheets and footnote disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than twelve months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. Adoption of the new lease standard requires measurement of leases at the beginning of the earliest period presented on a modified retrospective basis. The new standard will be effective for the Company beginning October 1, 2019, with early adoption permitted. The Company currently anticipates early adoption of the new standard in the first quarter of fiscal 2019 in conjunction with the adoption of the new revenue standard.
The Company's ability to early adopt is dependent on system readiness, which may include, but is not limited to, software procured from third-party providers and the completion of the Company's analysis of information necessary to restate prior period financial statements. The Company’s leases consist of operating leases for its office and lab spaces. Under the new lease guidance, the Company will be required to record a right to use asset and liability on its consolidated balance sheets for these operating leases. The Company is currently assessing the impact that this standard will have on its consolidated financial statements and footnote disclosures.
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

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at December 31, 2017, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2017
Cash equivalents	$58,580	$5,997	$—	$64,577
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	174,193	—	174,193
Available-for-sale securities — municipal bonds and notes	—	60,448	—	60,448
Available-for-sale securities — U.S. government securities	—	103,048	—	103,048
Available-for-sale securities — U.S. government agency securities	—	54,871	—	54,871
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	268,375	—	268,375
Available-for-sale securities — municipal bonds and notes	—	33,797	—	33,797
Available-for-sale securities — U.S. government securities	—	30,684	—	30,684
Available-for-sale securities — U.S. government agency securities	—	15,354	—	15,354
Total	$58,580	$746,767	$—	$805,347

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2017, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2017
Cash equivalents	$13,967	$3,192	$—	$17,159
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	172,493	—	172,493
Available-for-sale securities — municipal bonds and notes	—	67,409	—	67,409
Available-for-sale securities — U.S. government securities	—	72,930	—	72,930
Available-for-sale securities — U.S. government agency securities	—	30,868	—	30,868
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	191,782	—	191,782
Available-for-sale securities — municipal bonds and notes	—	26,643	—	26,643
Available-for-sale securities — U.S. government securities	—	29,374	—	29,374
Available-for-sale securities — U.S. government agency securities	—	37,003	—	37,003
Total	$13,967	$631,694	$—	$645,661
The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three months ended December 31, 2017 and 2016, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.

The carrying amounts of other current financial assets and other current financial liabilities approximate fair value due to their short-term nature.
3. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

December 31, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$174,477	$7	$(291)	$174,193
Municipal bonds and notes	60,542	4	(98)	60,448
U.S. government securities	103,227	—	(179)	103,048
U.S. government agency securities	55,121	—	(250)	54,871
	$393,367	$11	$(818)	$392,560

September 30, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$172,560	$25	$(92)	$172,493
Municipal bonds and notes	67,382	36	(9)	67,409
U.S. government securities	72,991	—	(61)	72,930
U.S. government agency securities	30,954	—	(86)	30,868
	$343,887	$61	$(248)	$343,700
Long-term investments consist of the following (in thousands):

December 31, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$270,120	$10	$(1,755)	$268,375
Municipal bonds and notes	34,030	—	(233)	33,797
U.S. government securities	30,856	—	(172)	30,684
U.S. government agency securities	15,500	—	(146)	15,354
	$350,506	$10	$(2,306)	$348,210

September 30, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$192,278	$25	$(521)	$191,782
Municipal bonds and notes	26,639	46	(42)	26,643
U.S. government securities	29,427	—	(53)	29,374
U.S. government agency securities	37,164	—	(161)	37,003
	$285,508	$71	$(777)	$284,802

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2017 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$369,913	$(1,820)	$48,727	$(226)	$418,640	$(2,046)
Municipal bonds and notes	86,336	(330)	879	(1)	87,215	(331)
U.S. government securities	116,265	(330)	12,484	(21)	128,749	(351)
U.S. government agency securities	17,654	(94)	52,570	(302)	70,224	(396)
Total	$590,168	$(2,574)	$114,660	$(550)	$704,828	$(3,124)
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
The Company invests in securities that are rated investment grade or better. The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of December 31, 2017, there were no investments in its portfolio that were other-than-temporarily impaired.
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
Inventories consist of the following (in thousands):

	December 31, 2017	September 30, 2017
Finished goods	$19,657	$20,280
Raw materials	9,455	9,554
	$29,112	$29,834
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of December 31, 2017 and September 30, 2017 were not considered material.
Commitments
As of December 31, 2017, the Company’s principal commitments consisted of obligations outstanding under operating leases. The Company leases its facilities under operating leases that expire at various dates through 2033. There have been no material changes in the Company's lease obligations compared to those discussed in Note 7 to its annual consolidated financial statements.
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
Legal Proceedings
On April 4, 2016, the Company sued Radware, Inc. in the United States District Court for the Western District of Washington accusing Radware of infringing three other Company patents. The Company’s complaint seeks a jury trial and an unspecified amount of monetary damages, as well as interest, costs, and injunctive relief. Radware moved to dismiss the allegations of one patent but the motion was denied. Radware has also filed a counterclaim separately asserting that the Company is infringing U.S. patent no. 9,231,853, another ISP link load balancing patent related to the patents involved in the California litigation. The Company has denied infringement. The parties have also filed petitions for inter partes reviews on all four patents in the litigation. On May 25, 2017, the parties stipulated to transfer in the wake of the Supreme Court’s TC Heartland decision, and the court transferred the case to the Northern District of California on June 5, 2017. All of the inter partes review petitions filed by Radware have been completely denied: Radware’s IPR2017-00654 and IPR2017-00653 as to the Company ’413 patent were denied on July 31, 2017; Radware’s IPR2017-1185 and IPR2017-1187 as to the Company ’955 patent were denied on October 11, 2017; and Radware’s IPR2017-01249 as to the Company ’278 patent was denied on October 23, 2017. The Company’s IPR2017-00124 as to the ’853 patent was instituted in part (claims 1, 2, 4-15, 17-24) and denied in part (claims 3 and 16) on April 27, 2017.  The Court has stayed litigation relating to Radware’s ‘853 counterclaims pending the outcome of the Company’s IPR but allowed discovery to proceed with respect to F5’s claims of infringement.
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
The Company records an accrual for loss contingencies for legal proceedings when it believes that an unfavorable outcome is both (a) probable and (b) the amount or range of any possible loss is reasonably estimable. The Company has not recorded an accrual for loss contingencies associated with the legal proceedings or the investigations discussed above.
6. Income Taxes
The effective tax rate was 38.7% and 32.7% for the three months ended December 31, 2017 and 2016, respectively. The effective tax rate for the three months ended December 31, 2017 includes various impacts from the Tax Cuts and Jobs Act enacted on December 22, 2017. These impacts include a reduction in the U.S. federal income tax rate from 35% to 24.5%, a $7.0 million provisional tax expense for the deemed repatriation of undistributed foreign earnings as of December 31, 2017, and a $11.6 million expense from the remeasurement of the Company’s net deferred tax assets to reflect the change in the U.S.

federal income tax rate when temporary differences are expected to reverse. The U.S. federal income tax rate for fiscal year 2018 is 24.5% and reduces to 21% in fiscal year 2019.
In accordance with SEC Staff Accounting Bulletin No. 118, the Company recorded a provisional tax expense of $7.0 million related to the deemed repatriation of undistributed foreign earnings. It is anticipated the calculation will be finalized by the end of fiscal year 2018 after assessing the impact of additional regulatory guidance. Beginning in fiscal year 2018, the Company will record a deferred tax liability for any estimated foreign, federal or state tax liabilities associated with a future repatriation of foreign earnings.
At December 31, 2017, the Company had $25.0 million of unrecognized tax benefit that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements.  The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2013. The Company is currently under audit by various states for fiscal years 2013 through 2016. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore, and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2016 for the United Kingdom, 2012 for Japan, 2013 for Singapore, and 2013 for Australia. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal year 2014 federal income tax return, and fiscal years 2013 and 2014 state income tax returns.
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
The following presents revenues by geographic region (in thousands):

	Three months ended December 31,
	2017	2016
Americas:
United States	$264,143	$256,250
Other	27,368	30,453
Total Americas	291,511	286,703
EMEA	138,988	129,914
Japan	21,810	24,774
Asia Pacific	70,882	74,567
	$523,191	$515,958

The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended December 31,
	2017	2016
Ingram Micro, Inc.	15.3%	16.0%
Tech Data [1]	12.3%	12.3%
Arrow ECS [2]	11.5%	10.1%
Synnex Corporation	10.9%	—
Westcon Group, Inc.	10.1%	18.8%

(1)
On February 27, 2017, Tech Data completed the acquisition of Avnet Technology Solutions. Revenues for the three months ended December 31, 2017 represent combined revenues for Tech Data and Avnet while revenues for the three months ended December 31, 2016 represent revenues from Avnet only.

(2)	On September 1, 2017, Synnex Corporation completed the acquisition of Westcon Americas.
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	December 31, 2017	September 30, 2017
United States	$99,234	$103,486
EMEA	14,373	15,054
Other countries	3,703	3,880
	$117,310	$122,420

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first three months of fiscal year 2018 was primarily due to cash provided by operating activities of $190.0 million, largely offset by $150.0 million of cash used to repurchase outstanding common stock under our stock repurchase program. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $6.5 million for the first three months of fiscal year 2018 were primarily related to the expansion of our facilities to support our operations worldwide as well as investments in information technology infrastructure and equipment purchases to support our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased in the first quarter of fiscal year 2018 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the first quarter of fiscal year 2018 was 50.

Summary of Critical Accounting Policies and Estimates
The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that, of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: revenue recognition; reserve for doubtful accounts; reserve for product returns; accounting for income taxes; stock-based compensation; goodwill and intangible assets; and investments. None of these accounting policies and estimates have significantly changed since our annual report on Form 10-K for the year ended September 30, 2017 (Form 10-K). Critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.
Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended December 31,
	2017	2016
	(in thousands, except percentages)
Net Revenues
Products	$227,303	$239,483
Services	295,888	276,475
Total	$523,191	$515,958
Percentage of net revenues
Products	43.4%	46.4%
Services	56.6	53.6
Total	100.0%	100.0%
Net revenues. Total net revenues increased 1.4% for the three months ended December 31, 2017, from the same period in the prior year. Overall revenue growth for the three months ended December 31, 2017 was primarily due to increased service revenues as a result of our increased installed base of products. International revenues represented 49.5% of total net revenues for the three months ended December 31, 2017, compared to 50.3% for the same period in the prior year. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
Net product revenues decreased 5.1% for the three months ended December 31, 2017, from the same period in the prior year. The decrease in net product revenues for the three months ended December 31, 2017 was due to a decrease of $11.0 million in sales of our ADN products from the same period in the prior year.
Net service revenues increased 7.0% for the three months ended December 31, 2017, from the same period in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended December 31,
	2017	2016
Ingram Micro, Inc.	15.3%	16.0%
Tech Data [1]	12.3%	12.3%
Arrow ECS [2]	11.5%	10.1%
Synnex Corporation	10.9%	—
Westcon Group, Inc.	10.1%	18.8%

(1)
On February 27, 2017, Tech Data completed the acquisition of Avnet Technology Solutions. Revenues for the three months ended December 31, 2017 represent combined revenues for Tech Data and Avnet while revenues for the three months ended December 31, 2016 represent revenues from Avnet only.

(2)	On September 1, 2017, Synnex Corporation completed the acquisition of Westcon Americas.
The following distributors of the Company's products accounted for more than 10% of total receivables:

	December 31, 2017	December 31, 2016
Ingram Micro, Inc.	12.9%	12.6%
Westcon Group, Inc.	12.0%	18.3%
Arrow ECS	11.6%	11.4%
Synnex Corporation[1]	10.3%	—

(1)	On September 1, 2017, Synnex Corporation completed the acquisition of Westcon Americas.
No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended December 31,
	2017	2016
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$43,265	$41,676
Services	44,122	43,586
Total	87,387	85,262
Gross profit	$435,804	$430,696
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	19.0%	17.4%
Services	14.9	15.8
Total	16.7	16.5
Gross profit	83.3%	83.5%
Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased 3.8% for the three months ended December 31, 2017, as compared to the same period in the prior year. The increase in cost of net product revenues is due to an increase in payments to our contract manufacturers due to global memory shortages, and additional investments in our subscription-based software services.
Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three months ended December 31, 2017, cost of net service revenues as a percentage of net service revenues was 14.9%, compared to 15.8% for the same period in the prior year. The decrease in cost of net service revenues as a percentage of net service revenues is primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of December 2017 decreased to 896 from 905 at the end of December 2016. In addition, cost of net service revenues included stock-based compensation expense of $4.8 million for the three months ended December 31, 2017, compared to $4.7 million for the same period in the prior year.

	Three months ended December 31,
	2017	2016
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$167,934	$164,514
Research and development	85,889	87,050
General and administrative	39,984	41,678
Total	$293,807	$293,242
Operating expenses (as a percentage of net revenue)
Sales and marketing	32.1%	31.9%
Research and development	16.4	16.8
General and administrative	7.6	8.1
Total	56.1%	56.8%
Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased 2.1% for the three months ended December 31, 2017, from the comparable period in the prior year. The increase in sales and marketing expense was primarily due to an increase of $2.7 million in commissions and personnel costs for the three months ended December 31, 2017, from the comparable period in the prior year. Sales and marketing headcount at the end of December 2017 decreased to 1,738 from 1,764 at the end of December 2016 due to a reduction in workforce that took place in the fourth quarter of fiscal year 2017. Sales and marketing expense included stock-based compensation expense of $15.5 million for the three months ended December 31, 2017, compared to $17.0 million for the same period in the prior year.

Research and development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses decreased 1.3% for the three months ended December 31, 2017, from the comparable period in the prior year. The decrease in research and development expense was primarily due to a decrease of $1.5 million in stock-based compensation expense for the three months ended December 31, 2017, from the comparable period in the prior year. Research and development headcount at the end of December 2017 decreased to 1,175 from 1,229 at the end of December 2016. Research and development expense included stock-based compensation expense of $12.4 million for the three months ended December 31, 2017, compared to $13.9 million for the same period in the prior year. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses decreased 4.1% for the three months ended December 31, 2017, from the comparable period in the prior year. The decrease in general and administrative expense was primarily due to a decrease of $2.8 million in stock-based compensation expense, partially offset by an increase of $1.2 million in personnel costs for the three months ended December 31, 2017, from the comparable period in the prior year. General and administrative headcount at the end of December 2017 increased to 467 from 464 at the end of December 2016. Stock-based compensation expense was $7.6 million for the three months ended December 31, 2017, compared to $10.4 million for the same period in the prior year.

	Three months ended December 31,
	2017	2016
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$141,997	$137,454
Other income, net	2,145	2,643
Income before income taxes	144,142	140,097
Provision for income taxes	55,713	45,879
Net income	$88,429	$94,218
Other income and income taxes (as percentage of net revenue)
Income from operations	27.1%	26.7%
Other income, net	0.4	0.5
Income before income taxes	27.5	27.2
Provision for income taxes	10.6	8.9
Net income	16.9%	18.3%
Other income, net. Other income, net consists primarily of interest income and foreign currency transaction gains and losses. Other income, net for the three months ended December 31, 2017 remained relatively consistent compared to the same period in the prior year.
Provision for income taxes. The effective tax rate was 38.7% and 32.7% for the three months ended December 31, 2017 and 2016, respectively. The increase in the effective tax rate for the three months ended December 31, 2017 is primarily due to the impact of the Tax Cuts and Jobs Act enacted on December 22, 2017. Significant impacts include a tax on the deemed repatriation of undistributed foreign earnings as of December 31, 2017 and a remeasurement of the Company’s net deferred tax assets, partially offset with a reduction in the U.S. federal income tax rate from 35.0% to 24.5%. Several provisions of the Tax Cuts and Jobs Act are not effective for the Company until fiscal year 2019, including a further reduction in the U.S. federal income tax rate to 21%, a deduction for foreign derived intangible income, and repeal of the deduction for income attributable to domestic production activities.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at December 31, 2017 and September 30, 2017 were $39.7 million and $53.2 million, respectively. The net deferred tax assets include valuation allowances of $19.0 million and $18.2 million as of December 31, 2017 and September 30, 2017, respectively, which are primarily related to tax net operating losses incurred in certain foreign jurisdictions, and state tax carryforwards.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,352.8 million as of December 31, 2017, compared to $1,301.7 million as of September 30, 2017, representing an increase of $51.0 million. The increase was primarily due to cash provided by operating activities of $190.0 million for the three months ended December 31, 2017, which was largely offset by $150.0 million of cash used for the repurchase of outstanding common stock under our stock repurchase program. Cash provided by operating activities for the first three months of fiscal year 2018 resulted from net income of $88.4 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.
Cash used in investing activities was $121.1 million for the three months ended December 31, 2017, compared to cash used in investing activities of $0.1 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions, capital expenditures and changes in restricted cash requirements. The amount of cash used in investing activities for the three months ended December 31, 2017 was primarily the result of the purchase of investments and capital expenditures related to maintaining our operations worldwide, partially offset by the sale and maturity of investments.
Cash used in financing activities was $130.1 million for the three months ended December 31, 2017, compared to cash used in financing activities of $128.2 million for the same period in the prior year. Our financing activities for the three months ended December 31, 2017 consisted primarily of cash required for the repurchase of outstanding common stock under our stock repurchase program of $150.0 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $19.9 million.
Obligations and Commitments
As of December 31, 2017, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2033. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
We outsource the manufacturing of our pre-configured hardware platforms to contract manufacturers who assemble each product to our specifications. Our agreement with our largest contract manufacturer allows them to procure component inventory on our behalf based upon a rolling production forecast. We are contractually obligated to purchase the component inventory in accordance with the forecast, unless we give notice of order cancellation in advance of applicable lead times. There have been no material changes in our inventory purchase obligations compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
Recent Accounting Pronouncements
The anticipated impact of recent accounting pronouncements is discussed in Note 1 to the accompanying Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of December 31, 2017. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of December 31, 2017, 27.5% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three month period ended December 31, 2017, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2017.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.
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
The following information updates, and should be read in conjunction with, the information discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The risks discussed below and in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. These are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.
Our success depends on our key personnel and our ability to hire, retain and motivate qualified executives, sales and marketing, operations, product development and professional services personnel
Our success depends, in large part, on our ability to attract, engage, retain, and integrate qualified executives and other key employees throughout all areas of our business. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. If we do not obtain the stockholder approval needed to continue granting equity compensation in a competitive manner, our ability to attract, retain, and motivate executives and key employees could be weakened. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. François Locoh-Donou became the Company's CEO effective April 3, 2017. Transitioning to a new chief executive could be disruptive to our business and could adversely affect our business and results of operations. In addition, on December 12, 2017, we announced that Andy Reinland, our Chief Financial Officer notified the Company of his intention to retire during the third quarter of fiscal 2018 and we will be initiating a search for his replacement. Further changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations. The complexity of our application delivery networking products and their integration into existing networks and ongoing support, as well as the sophistication of our sales and marketing effort, requires us to retain highly trained developers, professional services, customer support and sales personnel. Competition for qualified developers, professional services, customer support and sales personnel in our industry is intense, especially in Silicon Valley and Seattle where we have substantial operations and a need for highly skilled personnel, because of the limited number of people available with the necessary technical skills and understanding of our products. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, that they have violated non-compete obligations to their prior employers, or that their former employers own their inventions or other work product. Our ability to hire and retain these personnel may be adversely affected by volatility or reductions in the price of our common stock or our ability to get approval from shareholders to offer additional common stock to our employees, since these employees are generally granted restricted stock units. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring qualified personnel may harm our business and results of operations.
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
The “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 state that, “we do not provide for U.S. income taxes on certain foreign subsidiaries in which we intend to indefinitely reinvest such earnings outside the U.S. If our intent changes or if these funds are needed for U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings and our effective tax rate would be adversely affected. Additionally, any changes in U.S. tax laws that would limit the ability to defer taxation on earnings outside of the U.S. could affect the tax treatment of our foreign earnings.”
The Tax Cuts and Jobs Act enacted on December 22, 2017 imposes a tax on the deemed repatriation of undistributed foreign earnings as of December 31, 2017. Effective January 1, 2018, the new U.S. tax law provides a deduction for the foreign-source portion of dividends received from specified foreign corporations. We have recorded a tax expense for the deemed repatriation of foreign earnings as of December 31, 2017, and will record any estimated deferred tax liabilities associated with a future repatriation of earnings to the United States.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On October 25, 2017, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $3.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. During the first quarter of fiscal 2018, the Company repurchased and retired 1,242,610 shares at an average price of $120.73 per share and the Company had $1.0 billion remaining authorized to purchase shares at December 31, 2017.
Shares repurchased and retired as of December 31, 2017 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2017 — October 31, 2017	100,000	$121.38	100,000	$1,161,514
November 1, 2017 — November 30, 2017	1,142,610	$120.68	1,142,610	$1,023,627
December 1, 2017 — December 31, 2017	—	$—	—	$1,023,627

Item 6.	Exhibits

Exhibit Number		Exhibit Description

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of February, 2018.

F5 NETWORKS, INC.

By:	/s/ ANDY REINLAND
Andy Reinland
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)