Form 10-Q
period 2018-03-31
F5 NETWORKS INC
filed 2018-05-02
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of April 27, 2018 was 61,114,593.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2018	September 30, 2017
ASSETS
Current assets
Cash and cash equivalents	$595,917	$673,228
Short-term investments	428,756	343,700
Accounts receivable, net of allowances of $1,874 and $1,815	290,919	291,924
Inventories	29,512	29,834
Other current assets	62,125	67,538
Total current assets	1,407,229	1,406,224
Property and equipment, net	117,392	122,420
Long-term investments	350,241	284,802
Deferred tax assets	36,982	53,303
Goodwill	555,965	555,965
Other assets, net	49,337	53,775
Total assets	$2,517,146	$2,476,489
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$40,271	$50,760
Accrued liabilities	185,924	187,379
Deferred revenue	735,976	696,404
Total current liabilities	962,171	934,543
Other long-term liabilities	53,770	44,589
Deferred revenue, long-term	274,564	267,902
Deferred tax liabilities	27	63
Total long-term liabilities	328,361	312,554
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 61,115 and 62,594 shares issued and outstanding	21,120	17,627
Accumulated other comprehensive loss	(20,980)	(17,997)
Retained earnings	1,226,474	1,229,762
Total shareholders’ equity	1,226,614	1,229,392
Total liabilities and shareholders’ equity	$2,517,146	$2,476,489
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Net revenues
Products	$237,558	$241,080	$464,861	$480,563
Services	295,746	277,168	591,634	553,643
Total	533,304	518,248	1,056,495	1,034,206
Cost of net revenues
Products	44,127	43,928	87,392	85,604
Services	45,518	43,984	89,640	87,570
Total	89,645	87,912	177,032	173,174
Gross profit	443,659	430,336	879,463	861,032
Operating expenses
Sales and marketing	169,970	164,705	337,904	329,219
Research and development	91,056	89,234	176,945	176,284
General and administrative	39,276	38,009	79,260	79,687
Litigation expense	—	(135)	—	(135)
Total	300,302	291,813	594,109	585,055
Income from operations	143,357	138,523	285,354	275,977
Other income, net	2,790	1,302	4,935	3,945
Income before income taxes	146,147	139,825	290,289	279,922
Provision for income taxes	36,511	46,687	92,224	92,566
Net income	$109,636	$93,138	$198,065	$187,356
Net income per share — basic	$1.79	$1.44	$3.20	$2.89
Weighted average shares — basic	61,420	64,479	61,812	64,841
Net income per share — diluted	$1.77	$1.43	$3.18	$2.87
Weighted average shares — diluted	62,059	65,028	62,351	65,389
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Net income	$109,636	$93,138	$198,065	$187,356
Other comprehensive (loss) income:
Foreign currency translation adjustment	384	331	545	(1,748)
Available-for-sale securities:
Unrealized (losses) gains on securities, net of taxes of $(612) and $163 for the three months ended March 31, 2018 and 2017, respectively, and $(1,186) and $(301) for the six months ended March 31, 2018 and 2017, respectively	(1,886)	271	(3,536)	(502)
Reclassification adjustment for realized (gains) losses included in net income, net of taxes of $0 and $14 for the three months ended March 31, 2018 and 2017, respectively, and $(3) and $15 for the six months ended March 31, 2018 and 2017, respectively	—	(23)	9	(25)
Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(1,886)	248	(3,527)	(527)
Total other comprehensive (loss) income	(1,502)	579	(2,982)	(2,275)
Comprehensive income	$108,134	$93,717	$195,083	$185,081
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended March 31,
	2018	2017
Operating activities
Net income	$198,065	$187,356
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss (gain) on disposition of assets and investments	52	(7)
Stock-based compensation	82,268	90,506
Provisions for doubtful accounts and sales returns	691	455
Depreciation and amortization	30,049	30,278
Deferred income taxes	17,642	(214)
Changes in operating assets and liabilities:
Accounts receivable	314	(26,152)
Inventories	322	1,504
Other current assets	5,493	1,449
Other assets	(1,111)	(942)
Accounts payable and accrued liabilities	(5,308)	21,072
Deferred revenue	46,235	59,347
Net cash provided by operating activities	374,712	364,652
Investing activities
Purchases of investments	(353,414)	(146,236)
Maturities of investments	186,961	187,660
Sales of investments	9,248	40,737
Increase in restricted cash	(19)	(36)
Cash provided by sale of fixed asset	1,000	—
Acquisition of intangible assets	—	(4,000)
Purchases of property and equipment	(16,246)	(23,715)
Net cash (used in) provided by investing activities	(172,470)	54,410
Financing activities
Excess tax benefit from stock-based compensation	—	5,239
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	19,917	18,868
Repurchase of common stock	(300,046)	(300,042)
Net cash used in financing activities	(280,129)	(275,935)
Net (decrease) increase in cash and cash equivalents	(77,887)	143,127
Effect of exchange rate changes on cash and cash equivalents	576	(1,925)
Cash and cash equivalents, beginning of period	673,228	514,571
Cash and cash equivalents, end of period	$595,917	$655,773
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
Certain prior period amounts relating to deferred taxes have been reclassified to conform to the current year presentation in the Consolidated Balance Sheets as a result of the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes. See Note 1 - Recently Adopted Accounting Standards for additional information.
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
Revenues for post-contract customer support (PCS) are recognized on a straight-line basis over the service contract term. PCS includes a limited period of telephone support, updates, repair or replacement of any failed product or component that fails during the term of the agreement, bug fixes and rights to upgrades, when and if available. Consulting services are customarily billed at fixed hourly rates, plus out-of-pocket expenses, and revenues are recognized as the consulting is completed. Similarly, training revenue is recognized as the training is completed.

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
As part of the annual goodwill impairment test, the Company has the option to perform a qualitative assessment to determine whether further impairment testing is necessary. Examples of events and circumstances that might indicate that the reporting unit’s fair value is less than its carrying amount include macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as a sustained decrease in the stock price on either an absolute basis or relative to peers. If, as a result of its qualitative assessment, it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of the Company’s reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required. If the Company chooses to bypass the qualitative assessment, it completes a quantitative assessment in performing its annual impairment test.
As described in the "Recently Adopted Accounting Standards" section of Note 1, the Company elected to early adopt ASU 2017-04 for its annual goodwill impairment test that was performed during the second quarter of fiscal 2018. ASU 2017-04 simplifies the subsequent measurement of goodwill to eliminate Step 2 from the goodwill impairment test. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. For its annual impairment test performed in the second quarter of fiscal 2018, the Company completed a quantitative assessment and determined that there was no impairment of goodwill. The Company also considered potential impairment indicators of goodwill at March 31, 2018 and noted no indicators of impairment.
The Company's intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company considered potential impairment indicators of acquired intangible assets at March 31, 2018 and noted no indicators of impairment.
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
Stock-Based Compensation
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $41.3 million and $43.9 million of stock-based compensation expense for the three months ended March 31, 2018 and 2017, respectively, and $82.3 million and $90.5 million of stock-based compensation expense for the six months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $177.8 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
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
As of March 31, 2018, the following annual equity grants for executive officers or a portion thereof are outstanding:

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
Common Stock Repurchase
On October 25, 2017, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $3.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of March 31, 2018, the Company repurchased and retired 2,307,936 shares at an average price of $130.01 per share during fiscal year 2018 and the Company had $873.6 million remaining authorized to purchase shares at March 31, 2018.
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Numerator
Net income	$109,636	$93,138	$198,065	$187,356
Denominator
Weighted average shares outstanding — basic	61,420	64,479	61,812	64,841
Dilutive effect of common shares from stock options and restricted stock units	639	549	539	548
Weighted average shares outstanding — diluted	62,059	65,028	62,351	65,389
Basic net income per share	$1.79	$1.44	$3.20	$2.89
Diluted net income per share	$1.77	$1.43	$3.18	$2.87
For the three and six months ended March 31, 2018 and 2017, there were no common shares potentially issuable from stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock.
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
The Company adopted ASU 2016-09 during the first quarter of fiscal year 2018. Excess tax benefits and tax deficiencies from share-based compensation are now recorded to the consolidated income statements rather than to additional paid-in capital within equity on a prospective basis. The Company recognized $1.3 million and $1.2 million of tax benefits for the three and six months ended March 31, 2018, respectively. The Company also elected to prospectively apply the change in presentation requirement wherein excess tax benefits of awards are classified as operating activities in the consolidated statements of cash flows. Prior periods have not been reclassified to conform to the fiscal 2018 presentation.
The Company did not elect an accounting policy change to record forfeitures as they occur and will continue to estimate forfeitures at each period.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies the goodwill impairment process by eliminating Step 2 from the quantitative goodwill impairment test. Under this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company elected to early adopt ASU 2017-04 for its annual goodwill impairment test that was performed during the second quarter of fiscal 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than twelve months. The Company’s leases consist of operating leases for its office and lab spaces. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. Adoption of the new lease standard requires measurement of leases at the beginning of the earliest period presented on a modified retrospective basis. The new standard will be effective for the Company beginning October 1, 2019, with early adoption permitted. The Company previously stated that it anticipates early adoption of the new standard in the first quarter of fiscal 2019 in conjunction with the adoption of the new revenue standard. However, after further assessment, the Company has decided to adopt the new standard on its original effective date of October 1, 2019. The Company is currently assessing the impact that this standard will have on its consolidated financial statements and footnote disclosures.
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

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at March 31, 2018, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2018
Cash equivalents	$14,622	$11,804	$—	$26,426
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	199,143	—	199,143
Available-for-sale securities — municipal bonds and notes	—	62,593	—	62,593
Available-for-sale securities — U.S. government securities	—	106,456	—	106,456
Available-for-sale securities — U.S. government agency securities	—	60,564	—	60,564
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	280,612	—	280,612
Available-for-sale securities — municipal bonds and notes	—	29,640	—	29,640
Available-for-sale securities — U.S. government securities	—	20,688	—	20,688
Available-for-sale securities — U.S. government agency securities	—	19,301	—	19,301
Total	$14,622	$790,801	$—	$805,423

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
The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three and six months ended March 31, 2018 and 2017, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.

The carrying amounts of other current financial assets and other current financial liabilities approximate fair value due to their short-term nature.
3. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

March 31, 2018	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$199,875	$3	$(735)	$199,143
Municipal bonds and notes	62,646	8	(61)	62,593
U.S. government securities	106,725	—	(269)	106,456
U.S. government agency securities	60,807	—	(243)	60,564
	$430,053	$11	$(1,308)	$428,756

September 30, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$172,560	$25	$(92)	$172,493
Municipal bonds and notes	67,382	36	(9)	67,409
U.S. government securities	72,991	—	(61)	72,930
U.S. government agency securities	30,954	—	(86)	30,868
	$343,887	$61	$(248)	$343,700
Long-term investments consist of the following (in thousands):

March 31, 2018	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$284,250	$10	$(3,648)	$280,612
Municipal bonds and notes	29,871	—	(231)	29,640
U.S. government securities	20,927	—	(239)	20,688
U.S. government agency securities	19,499	2	(200)	19,301
	$354,547	$12	$(4,318)	$350,241

September 30, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$192,278	$25	$(521)	$191,782
Municipal bonds and notes	26,639	46	(42)	26,643
U.S. government securities	29,427	—	(53)	29,374
U.S. government agency securities	37,164	—	(161)	37,003
	$285,508	$71	$(777)	$284,802

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2018 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$429,597	$(4,067)	$33,177	$(316)	$462,774	$(4,383)
Municipal bonds and notes	63,374	(292)	—	—	63,374	(292)
U.S. government securities	120,169	(489)	6,976	(19)	127,145	(508)
U.S. government agency securities	23,294	(138)	52,569	(305)	75,863	(443)
Total	$636,434	$(4,986)	$92,722	$(640)	$729,156	$(5,626)
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
The Company invests in securities that are rated investment grade or better. The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of March 31, 2018, there were no investments in its portfolio that were other-than-temporarily impaired.
4. Inventories
The Company outsources the manufacturing of its pre-configured hardware platforms to contract manufacturers, who assemble each product to the Company’s specifications. As protection against component shortages and to provide replacement parts for its service teams, the Company also stocks limited supplies of certain key product components. The Company reduces inventory to net realizable value based on excess and obsolete inventories determined primarily by historical usage and forecasted demand. Inventories consist of hardware and related component parts and are recorded at the lower of cost and net realizable value (as determined by the first-in, first-out method).
Inventories consist of the following (in thousands):

	March 31, 2018	September 30, 2017
Finished goods	$19,969	$20,280
Raw materials	9,543	9,554
	$29,512	$29,834
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of March 31, 2018 and September 30, 2017 were not considered material.
Commitments
As of March 31, 2018, the Company’s principal commitments consisted of obligations outstanding under operating leases. The Company leases its facilities under operating leases that expire at various dates through 2033. There have been no material changes in the Company's lease obligations compared to those discussed in Note 7 to its annual consolidated financial statements.
The Company currently has arrangements with contract manufacturers and other suppliers for the manufacturing of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless it gives notice of order cancellation in advance of applicable lead times. As of March 31, 2018, the Company’s purchase obligations were $32.9 million.
Legal Proceedings
On April 4, 2016, the Company sued Radware, Inc. in the United States District Court for the Western District of Washington accusing Radware of infringing three other Company patents. The Company’s complaint seeks a jury trial and an unspecified amount of monetary damages, as well as interest, costs, and injunctive relief. Radware moved to dismiss the allegations of one patent but the motion was denied. Radware has also filed a counterclaim separately asserting that the Company is infringing U.S. patent no. 9,231,853, an ISP link load balancing patent related to the patents previously asserted by Radware in litigation in California that has been completed. Radware claims that the LTM module of the Company's BIG-IP infringes. The counterclaim does not identify the damages being sought.
The Company has denied infringement and asserted that the '853 patent is invalid. The parties have also filed petitions for inter partes reviews on all four patents in the litigation. On May 25, 2017, the parties stipulated to transfer in the wake of the Supreme Court’s TC Heartland decision, and the court transferred the case to the Northern District of California on June 5, 2017. All of the inter partes review petitions filed by Radware have been completely denied: Radware’s IPR2017-00654 and IPR2017-00653 as to the Company ’413 patent were denied on July 31, 2017; Radware’s IPR2017-1185 and IPR2017-1187 as to the Company ’955 patent were denied on October 11, 2017; and Radware’s IPR2017-01249 as to the Company ’278 patent was denied on October 23, 2017. The Company’s IPR2017-00124 as to the ’853 patent was instituted in part (claims 1, 2, 4-15, 17-24) and denied in part (claims 3 and 16) on April 27, 2017.  The Court has stayed litigation relating to Radware’s ‘853 counterclaims pending the outcome of the Company’s IPR but allowed discovery to proceed with respect to F5’s claims of infringement.
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

6. Income Taxes
The effective tax rate was 25.0% and 31.8% for the three and six months ended March 31, 2018, respectively, compared to 33.4% and 33.1% for the three and six months ended March 31, 2017, respectively. The effective tax rate for the three and six months ended March 31, 2018 includes various impacts from the Tax Cuts and Jobs Act enacted on December 22, 2017. These impacts include a reduction in the U.S. federal income tax rate from 35.0% to 24.5%, partially offset for the six months ended March 31, 2018 with a $7.0 million provisional tax expense for the deemed repatriation of undistributed foreign earnings, and a $11.6 million expense from the remeasurement of the Company’s net deferred tax assets to reflect the change in the U.S. federal income tax rate when temporary differences are expected to reverse. The U.S. federal income tax rate for fiscal year 2018 is 24.5% and reduces to 21% in fiscal year 2019.
In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 118, the Company recorded a provisional tax expense of $7.0 million related to the deemed repatriation of undistributed foreign earnings in the period ended December 31, 2017. The Company did not record any adjustments to the provisional tax expense in the period ended March 31, 2018. Additional regulatory guidance may result in a change to the provisional amount. SAB No. 118 provides a one-year measurement period to complete the accounting.
At March 31, 2018, the Company had $27.2 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements.  The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2013. The Company is currently under audit by various states for fiscal years 2013 through 2016. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore, and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2016 for the United Kingdom, 2012 for Japan, 2013 for Singapore, and 2013 for Australia. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal year 2014 federal income tax return, fiscal years 2013 and 2014 state income tax returns, and fiscal years 2012 to 2016 foreign income tax returns.
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
The following presents revenues by geographic region (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Americas:
United States	$266,440	$265,418	$530,583	$521,668
Other	29,538	26,427	56,906	56,880
Total Americas	295,978	291,845	587,489	578,548
EMEA	136,903	126,287	275,891	256,201
Japan	23,142	24,513	44,952	49,287
Asia Pacific	77,281	75,603	148,163	150,170
	$533,304	$518,248	$1,056,495	$1,034,206

The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Ingram Micro, Inc.	16.6%	16.3%	16.0%	16.2%
Tech Data[1]	12.0%	12.6%	12.2%	12.5%
Arrow ECS	10.7%	10.5%	11.1%	10.7%
Synnex Corporation[2]	11.2%	—	11.1%	—
Westcon Group, Inc.	10.8%	17.9%	10.5%	18.4%

(1)	On February 27, 2017, Tech Data completed the acquisition of Avnet Technology Solutions.

(2)	On September 1, 2017, Synnex Corporation completed the acquisition of Westcon Americas.
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	March 31, 2018	September 30, 2017
United States	$99,823	$103,486
EMEA	13,993	15,054
Other countries	3,576	3,880
	$117,392	$122,420

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a global provider of software-defined application services designed to ensure the fast, secure and reliable delivery of applications and data. Our products include hardware and software systems, software-only solutions, cloud-based subscription services and a common management framework that enables customers to accelerate, optimize, secure and manage applications across hybrid computing infrastructures that combine traditional networks and data centers with software-defined networks, virtualized data centers and cloud-based resources (multi-cloud environments). We market and sell our products primarily through multiple indirect sales channels in the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); Japan; and the Asia Pacific region (APAC). Enterprise customers (Fortune 1000 or Business Week Global 1000 companies) in the technology, telecommunications, financial services, transportation, education, manufacturing and health care industries, along with government customers, continue to make up the largest percentage of our customer base.

Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:

•
Revenues. The majority of our revenues are derived from sales of our application delivery controller (ADC) products including our BIG-IP appliances and high end VIPRION chassis and related software modules and our software-only Virtual Editions; Local Traffic Manager (LTM), DNS Services (formerly Global Traffic Manager); Advanced Firewall Manager (AFM) and Policy Enforcement Manager (PEM), that leverage the unique performance characteristics of our hardware and software architecture; and products that incorporate acquired technology, including Application Security Manager (ASM) and Access Policy Manager (APM); signaling delivery controller products (SDC); and the WebSafe, MobileSafe, Secure Web Gateway and Silverline DDoS and Application security offerings which are sold to customers on a subscription basis. We also derive revenues from the sales of services including annual maintenance contracts, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first six months of fiscal year 2018 was primarily due to cash provided by operating activities of $374.7 million, largely offset by $300.0 million of cash used to repurchase outstanding common stock under our stock repurchase program. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $16.2 million for the first six months of fiscal year 2018 were primarily related to the expansion of our facilities to support our operations worldwide as well as investments in information technology infrastructure and equipment purchases to support our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased in the second quarter of fiscal year 2018 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the second quarter of fiscal year 2018 was 49.

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

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
	(in thousands, except percentages)
Net Revenues
Products	$237,558	$241,080	$464,861	$480,563
Services	295,746	277,168	591,634	553,643
Total	$533,304	$518,248	$1,056,495	$1,034,206
Percentage of net revenues
Products	44.5%	46.5%	44.0%	46.5%
Services	55.5	53.5	56.0	53.5
Total	100.0%	100.0%	100.0%	100.0%
Net revenues. Total net revenues increased 2.9% and 2.2% for the three and six months ended March 31, 2018, respectively, from the same periods in the prior year. Overall revenue growth for the three and six months ended March 31, 2018, was primarily due to increased service revenues as a result of our increased installed base of products. International revenues represented 50.0% and 49.8% of total net revenues for the three and six months ended March 31, 2018, respectively, compared to 48.8% and 49.6% for the same periods in the prior year, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
Net product revenues decreased 1.5% and 3.3% for the three and six months ended March 31, 2018, respectively, from the same periods in the prior year. The decrease in net product revenues for the three and six months ended March 31, 2018 was due to a decrease of $4.5 million and $15.5 million in sales of our ADN products from the same periods in the prior year, respectively.
Net service revenues increased 6.7% and 6.9% for the three and six months ended March 31, 2018, respectively, from the same periods in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Ingram Micro, Inc.	16.6%	16.3%	16.0%	16.2%
Tech Data[1]	12.0%	12.6%	12.2%	12.5%
Arrow ECS	10.7%	10.5%	11.1%	10.7%
Synnex Corporation[2]	11.2%	—	11.1%	—
Westcon Group, Inc.	10.8%	17.9%	10.5%	18.4%

(1)	On February 27, 2017, Tech Data completed the acquisition of Avnet Technology Solutions.

(2)	On September 1, 2017, Synnex Corporation completed the acquisition of Westcon Americas.
The following distributors of the Company's products accounted for more than 10% of total receivables:

	March 31, 2018	September 30, 2017	March 31, 2017
Ingram Micro, Inc.	15.5%	—	—
Westcon Group, Inc.	11.8%	—	20.9%
Arrow ECS	—	11.5%	—
Synnex Corporation[1]	12.3%	13.6%	—

(1)	On September 1, 2017, Synnex Corporation completed the acquisition of Westcon Americas.
No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$44,127	$43,928	$87,392	$85,604
Services	45,518	43,984	89,640	87,570
Total	89,645	87,912	177,032	173,174
Gross profit	$443,659	$430,336	$879,463	$861,032
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	18.6%	18.2%	18.8%	17.8%
Services	15.4	15.9	15.2	15.8
Total	16.8	17.0	16.8	16.7
Gross profit	83.2%	83.0%	83.2%	83.3%
Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues remained relatively flat for the three months ended March 31, 2018, from the comparable period in the prior year. Cost of net product revenues increased 2.1% for the six months ended March 31, 2018, from the comparable period in the prior year. The increase in cost of net product revenues for the six months ended March 31, 2018 is due to an increase in payments to our contract manufacturers due to global memory shortages, additional investments in our subscription-based software services, and product transitions away from older generation appliances to the new iSeries platform.
Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and six months ended March 31, 2018, cost of net service revenues as a percentage of net service revenues was 15.4% and 15.2%, respectively, compared to 15.9% and 15.8% for the same periods in the prior year, respectively. The decrease in cost of net service revenues as a percentage of net service revenues is primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of March 2018 decreased to 885 from 915 at the end of March 2017. In addition, cost of net service revenues included stock-based compensation expense of $4.9 million and $9.7 million for the three and six months ended March 31, 2018, respectively, compared to $5.0 million and $9.7 million for the same periods in the prior year, respectively.

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$169,970	$164,705	$337,904	$329,219
Research and development	91,056	89,234	176,945	176,284
General and administrative	39,276	38,009	79,260	79,687
Litigation expense	—	(135)	—	(135)
Total	$300,302	$291,813	$594,109	$585,055
Operating expenses (as a percentage of net revenue)
Sales and marketing	31.9%	31.8%	32.0%	31.8%
Research and development	17.1	17.2	16.7	17.1
General and administrative	7.3	7.3	7.5	7.7
Litigation expense	—	—	—	—
Total	56.3%	56.3%	56.2%	56.6%
Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased 3.2% and 2.6% for the three and six months ended March 31, 2018, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to an increase of $7.6 million and $10.3 million in commissions and personnel costs for the three and six months ended March 31, 2018, respectively, from the comparable periods in the prior year. Sales and marketing headcount at the end of March 2018 decreased to 1,704 from 1,792 at the end of March 2017 due to a reduction in workforce that took place in the fourth quarter of fiscal year 2017. Sales and marketing expense included stock-based compensation expense of $15.6 million and $31.0 million for the three and six months ended March 31, 2018, respectively, compared to $18.1 million and $35.2 million for the same periods in the prior year, respectively.
Research and development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 2.0% for the three months ended March 31, 2018, from the comparable period in the prior year. The increase in research and development expense was primarily due to a increase of $2.1 million in personnel costs for the three months ended March 31, 2018, from the comparable period in the prior year. Research and development expense remained relatively flat for the six months ended March 31, 2018, from the comparable period in the prior year. Research and development headcount at the end of March 2018 decreased to 1,228 from 1,243 at the end of March 2017. Research and development expense included stock-based compensation expense of $12.5 million and $24.9 million for the three and six months ended March 31, 2018, respectively, compared to $13.9 million and $27.8 million for the same periods in the prior year, respectively. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 3.3% for the three months ended March 31, 2018, from the comparable period in the prior year. The increase in general and administrative expense was primarily due to an increase of $1.5 million in personnel costs for the three months ended March 31, 2018, from the comparable period in the prior year. General and administrative expense remained relatively flat for the six months ended March 31, 2018, from the comparable period in the prior year. General and administrative headcount at the end of March 2018 increased to 472 from 469 at the end of March 2017. Stock-based compensation expense was $7.7 million and $15.3 million for the three and six months ended March 31, 2018, respectively, compared to $6.3 million and $16.8 million for the same periods in the prior year, respectively.

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$143,357	$138,523	$285,354	$275,977
Other income, net	2,790	1,302	4,935	3,945
Income before income taxes	146,147	139,825	290,289	279,922
Provision for income taxes	36,511	46,687	92,224	92,566
Net income	$109,636	$93,138	$198,065	$187,356
Other income and income taxes (as percentage of net revenue)
Income from operations	26.9%	26.7%	27.0%	26.7%
Other income, net	0.5	0.3	0.5	0.4
Income before income taxes	27.4	27.0	27.5	27.1
Provision for income taxes	6.8	9.0	8.7	9.0
Net income	20.6%	18.0%	18.8%	18.1%
Other income, net. Other income, net consists primarily of interest income and foreign currency transaction gains and losses. Other income, net increased $1.5 million and $1.0 million for the three and six months ended March 31, 2018, respectively, compared to the same periods in the prior year. The increase in other income, net for the three and six months ended March 31, 2018 was primarily due to increased interest income from our investments, partially offset by foreign currency losses, compared to the same periods in the prior year.
Provision for income taxes. The effective tax rate was 25.0% and 31.8% for the three and six months ended March 31, 2018, respectively, compared to 33.4% and 33.1% for the three and six months ended March 31, 2017, respectively. The decrease in the effective tax rate for the three and six months ended March 31, 2018 is primarily due to the impact of the Tax Cuts and Jobs Act enacted on December 22, 2017. Significant impacts include a reduction in the U.S. federal income tax rate from 35.0% to 24.5%, partially offset for the six months ended March 31, 2018 with a tax on the deemed repatriation of undistributed foreign earnings as of December 31, 2017 and a remeasurement of the Company’s net deferred tax assets. Several provisions of the Tax Cuts and Jobs Act are not effective for the Company until fiscal year 2019, including a further reduction in the U.S. federal income tax rate to 21%, a deduction for foreign derived intangible income, and repeal of the deduction for income attributable to domestic production activities.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at March 31, 2018 and March 31, 2017 were $37.0 million and $49.6 million, respectively. The net deferred tax assets include valuation allowances of $19.3 million and $15.7 million as of March 31, 2018 and March 31, 2017, respectively, which are primarily related to tax net operating losses incurred in certain foreign jurisdictions, and state tax carryforwards.
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
In accordance with SEC Staff Accounting Bulletin No. 118, the Company recorded a provisional tax expense related to the deemed repatriation of undistributed foreign earnings. Subsequent regulatory guidance may result in a change to the provisional amount.
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,374.9 million as of March 31, 2018, compared to $1,301.7 million as of September 30, 2017, representing an increase of $73.2 million. The increase was primarily due to cash provided by operating activities of $374.7 million for the six months ended March 31, 2018, which was largely offset by $300.0 million of cash used for the repurchase of outstanding common stock under our stock repurchase program. Cash provided by operating activities for the first six months of fiscal year 2018 resulted from net income of $198.1 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.
Cash used in investing activities was $172.5 million for the six months ended March 31, 2018, compared to cash provided by investing activities of $54.4 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions, capital expenditures and changes in restricted cash requirements. The amount of cash used in investing activities for the six months ended March 31, 2018 was primarily the result of the purchase of investments and capital expenditures related to maintaining our operations worldwide, partially offset by the sale and maturity of investments.
Cash used in financing activities was $280.1 million for the six months ended March 31, 2018, compared to cash used in financing activities of $275.9 million for the same period in the prior year. Our financing activities for the six months ended March 31, 2018 consisted primarily of cash required for the repurchase of outstanding common stock under our stock repurchase program of $300.0 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $19.9 million.
Obligations and Commitments
As of March 31, 2018, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2033. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
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
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of March 31, 2018. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of March 31, 2018, 26.6% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the six month period ended March 31, 2018, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2017.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018.
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
Security vulnerabilities in our IT systems or products as well as unforeseen product errors could have a material adverse impact on our business results of operations, financial condition and reputation
In the ordinary course of business, we store sensitive data, including intellectual property, personal data, our proprietary business information and that of our customers, suppliers and business partners on our networks. In addition, we store sensitive data through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties.

The secure maintenance of this information is critical to our operations and business strategy. Our information systems and those of our partners and customers are subject to the increasing threat of intrusions by a wide range of actors including computer programmers, hackers or sophisticated nation-state and nation-state supported actors or they may be compromised due to employee error or wrongful conduct, malfeasance, or other disruptions. Despite our security measures, and those of our third-party vendors, our information technology and infrastructure has experienced breaches or disruptions and may be vulnerable in the future to breach, attacks or disruptions. If any breach or attack compromises our networks, creates system disruptions or slowdowns or exploits security vulnerabilities of our products, the information stored on our networks or those of our customers could be accessed and modified, publicly disclosed, lost or stolen, and we may be subject to liability to our customers, suppliers, business partners and others, and suffer reputational and financial harm.
In addition, our products are used to manage critical applications and data for customers and third parties may attempt to exploit security vulnerabilities in our products as well as our internal IT systems. As we continue to focus on the development and marketing of security solutions, we become a bigger target for malicious computer hackers, including sophisticated nation-state and nation-state supported actors who wish to exploit security vulnerabilities in our products or IT systems.
We devote significant resources to addressing security vulnerabilities in our IT systems, product solutions and services through our efforts to engineer more secure solutions and services, enhance security and reliability features in our solutions and services, deploy security updates to address security vulnerabilities and seek to respond to known security incidents in sufficient time to minimize any potential adverse impact. Despite our efforts to harden our infrastructure and build secure solutions, from time to time, we experience attacks and other cyber-threats. These attacks can seek to exploit, among other things, known or unknown vulnerabilities in technology included in our IT infrastructure, solutions and services. For example, in January 2018, vulnerabilities in certain microprocessors were publicly announced under the names Spectre and Meltdown. While we have undertaken efforts to mitigate these vulnerabilities, they could render our internal systems, products, and solutions and services susceptible to a cyberattack.
Our products may also contain undetected errors or defects when first introduced or as new versions are released. We have experienced these errors or defects in the past in connection with new products and product upgrades. As our products and customer IT infrastructures become increasingly complex, customers may experience unforeseen errors in implementing our products into their IT environments. We expect that these errors or defects will be found from time to time in new or enhanced products after commencement of commercial shipments. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. We may also be subject to liability claims for damages related to product errors or defects. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. A material product liability claim may harm our business and results of operations.
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
Any errors, defects or vulnerabilities in our products or IT systems could result in:

•	expenditures of significant financial and product development resources in efforts to analyze, correct, eliminate, or work-around errors and defects or to address and eliminate vulnerabilities;

•	remediation costs, such as liability for stolen assets or information, repairs of system damage;

•	increased cybersecurity protection costs which may include systems and technology changes, training, and engagement of third party experts and consultants;

•	increased insurance premiums;

•	loss of existing or potential customers or channel partners;

•	loss of proprietary information leading to lost competitive positioning and lost revenues;

•	negative publicity and damage to our reputation;

•	delayed or lost revenue;

•	delay or failure to attain market acceptance;

•	an increase in warranty claims compared with our historical experience, or an increased cost of servicing warranty claims, either of which would adversely affect our gross margins; and

•	litigation, regulatory inquiries, or investigations that may be costly and harm our reputation.
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
On October 25, 2017, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $3.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of March 31, 2018, the Company repurchased and retired 2,307,936 shares at an average price of $130.01 per share during fiscal year 2018 and the Company had $873.6 million remaining authorized to purchase shares at December 31, 2017.
Shares repurchased and retired as of March 31, 2018 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2017 — October 31, 2017	100,000	$121.38	100,000	$1,161,514
November 1, 2017 — November 30, 2017	1,142,610	$120.68	1,142,610	$1,023,627
December 1, 2017 — December 31, 2017	—	$—	—	$1,023,627

January 1, 2018 — January 31, 2018	200,000	$138.56	200,000	$995,914
February 1, 2018 — February 28, 2018	865,326	$141.34	865,326	$873,606
March 1, 2018 — March 31, 2018	—	$—	—	$873,606

Item 6.	Exhibits

Exhibit Number		Exhibit Description

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of May, 2018.

F5 NETWORKS, INC.

By:	/s/ ANDY REINLAND
Andy Reinland
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)