Form 10-Q
period 2018-06-30
F5 NETWORKS INC
filed 2018-08-01
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of July 27, 2018 was 60,818,323.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2018	September 30, 2017
ASSETS
Current assets
Cash and cash equivalents	$599,268	$673,228
Short-term investments	485,232	343,700
Accounts receivable, net of allowances of $2,136 and $1,815	297,375	291,924
Inventories	31,322	29,834
Other current assets	55,853	67,538
Total current assets	1,469,050	1,406,224
Property and equipment, net	126,108	122,420
Long-term investments	329,412	284,802
Deferred tax assets	35,153	53,303
Goodwill	555,965	555,965
Other assets, net	45,378	53,775
Total assets	$2,561,066	$2,476,489
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$44,647	$50,760
Accrued liabilities	163,246	187,379
Deferred revenue	736,032	696,404
Total current liabilities	943,925	934,543
Other long-term liabilities	59,466	44,589
Deferred revenue, long-term	291,675	267,902
Deferred tax liabilities	25	63
Total long-term liabilities	351,166	312,554
Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 60,818 and 62,594 shares issued and outstanding	20,008	17,627
Accumulated other comprehensive loss	(21,983)	(17,997)
Retained earnings	1,267,950	1,229,762
Total shareholders’ equity	1,265,975	1,229,392
Total liabilities and shareholders’ equity	$2,561,066	$2,476,489
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Net revenues
Products	$238,835	$235,109	$703,696	$715,672
Services	303,368	282,728	895,002	836,371
Total	542,203	517,837	1,598,698	1,552,043
Cost of net revenues
Products	45,164	43,787	132,556	129,391
Services	45,845	45,983	135,485	133,553
Total	91,009	89,770	268,041	262,944
Gross profit	451,194	428,067	1,330,657	1,289,099
Operating expenses
Sales and marketing	165,806	160,952	503,710	490,171
Research and development	94,061	88,602	271,006	264,886
General and administrative	39,374	39,368	118,634	119,055
Litigation expense	—	1	—	(134)
Total	299,241	288,923	893,350	873,978
Income from operations	151,953	139,144	437,307	415,121
Other income, net	2,259	2,589	7,194	6,534
Income before income taxes	154,212	141,733	444,501	421,655
Provision for income taxes	31,469	44,071	123,693	136,637
Net income	$122,743	$97,662	$320,808	$285,018
Net income per share — basic	$2.01	$1.53	$5.21	$4.42
Weighted average shares — basic	60,970	63,935	61,531	64,539
Net income per share — diluted	$1.99	$1.52	$5.16	$4.38
Weighted average shares — diluted	61,633	64,361	62,214	65,116
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Net income	$122,743	$97,662	$320,808	$285,018
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,441)	444	(896)	(1,304)
Available-for-sale securities:
Unrealized gains (losses) on securities, net of taxes of $177 and $(88) for the three months ended June 30, 2018 and 2017, respectively, and $(1,010) and $(389) for the nine months ended June 30, 2018 and 2017, respectively	436	(147)	(3,100)	(649)
Reclassification adjustment for realized losses (gains) included in net income, net of taxes of $0 and $171 for the three months ended June 30, 2018 and 2017, respectively, and $(4) and $186 for the nine months ended June 30, 2018 and 2017, respectively	1	(285)	10	(310)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	437	(432)	(3,090)	(959)
Total other comprehensive (loss) income	(1,004)	12	(3,986)	(2,263)
Comprehensive income	$121,739	$97,674	$316,822	$282,755
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended June 30,
	2018	2017
Operating activities
Net income	$320,808	$285,018
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss (gain) on disposition of assets and investments	64	(463)
Stock-based compensation	121,007	133,740
Provisions for doubtful accounts and sales returns	1,494	385
Depreciation and amortization	44,081	45,603
Deferred income taxes	19,241	(1,307)
Changes in operating assets and liabilities:
Accounts receivable	(6,945)	(27,295)
Inventories	(1,488)	3,007
Other current assets	11,590	1,063
Other assets	(68)	(425)
Accounts payable and accrued liabilities	(16,423)	14,270
Deferred revenue	63,402	73,620
Net cash provided by operating activities	556,763	527,216
Investing activities
Purchases of investments	(499,084)	(255,386)
Maturities of investments	295,479	271,878
Sales of investments	10,748	65,857
Decrease (increase) in restricted cash	42	(87)
Cash provided by sale of fixed asset	1,000	—
Acquisition of intangible assets	—	(4,000)
Purchases of property and equipment	(36,074)	(31,175)
Net cash (used in) provided by investing activities	(227,889)	47,087
Financing activities
Excess tax benefit from stock-based compensation	—	6,471
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	48,818	46,959
Repurchase of common stock	(450,064)	(450,065)
Net cash used in financing activities	(401,246)	(396,635)
Net (decrease) increase in cash and cash equivalents	(72,372)	177,668
Effect of exchange rate changes on cash and cash equivalents	(1,588)	(1,327)
Cash and cash equivalents, beginning of period	673,228	514,571
Cash and cash equivalents, end of period	$599,268	$690,912
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
As described in the "Recently Adopted Accounting Standards" section of Note 1, the Company elected to early adopt ASU 2017-04 for its annual goodwill impairment test that was performed during the second quarter of fiscal 2018. ASU 2017-04 simplifies the subsequent measurement of goodwill to eliminate Step 2 from the goodwill impairment test. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. For its annual impairment test performed in the second quarter of fiscal 2018, the Company completed a quantitative assessment and determined that there was no impairment of goodwill. The Company also considered potential impairment indicators of goodwill at June 30, 2018 and noted no indicators of impairment.
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
The Company's intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company considered potential impairment indicators of acquired intangible assets at June 30, 2018 and noted no indicators of impairment.
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
Stock-Based Compensation
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $38.7 million and $43.2 million of stock-based compensation expense for the three months ended June 30, 2018 and 2017, respectively, and $121.0 million and $133.7 million of stock-based compensation expense for the nine months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was $139.6 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
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
As of June 30, 2018, the following annual equity grants for executive officers or a portion thereof are outstanding:

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
Common Stock Repurchase
On October 25, 2017, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $3.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of June 30, 2018, the Company repurchased and retired 3,210,478 shares at an average price of $140.19 per share during fiscal year 2018 and the Company had $723.6 million remaining authorized to purchase shares at June 30, 2018.
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Numerator
Net income	$122,743	$97,662	$320,808	$285,018
Denominator
Weighted average shares outstanding — basic	60,970	63,935	61,531	64,539
Dilutive effect of common shares from stock options and restricted stock units	663	426	683	577
Weighted average shares outstanding — diluted	61,633	64,361	62,214	65,116
Basic net income per share	$2.01	$1.53	$5.21	$4.42
Diluted net income per share	$1.99	$1.52	$5.16	$4.38
For the three and nine months ended June 30, 2018 and 2017, there were no common shares potentially issuable from stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock.
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
The Company adopted ASU 2016-09 during the first quarter of fiscal year 2018. Excess tax benefits and tax deficiencies from share-based compensation are now recorded to the consolidated income statements rather than to additional paid-in capital within equity on a prospective basis. The Company recognized $4.0 million and $5.2 million of tax benefits for the three and nine months ended June 30, 2018, respectively. The Company also elected to prospectively apply the change in presentation requirement wherein excess tax benefits of awards are classified as operating activities in the consolidated statements of cash flows. Prior periods have not been reclassified to conform to the fiscal 2018 presentation.
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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which provides a more robust framework to use in determining when a set of assets and activities is considered a business. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for certain transactions. The Company will evaluate the impact of adopting this standard prospectively, for any transaction involving the acquisition or disposal of assets or businesses.
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

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at June 30, 2018, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2018
Cash equivalents	$22,626	$3,644	$—	$26,270
Short-term investments
Available-for-sale securities — certificates of deposits	—	1,742	—	1,742
Available-for-sale securities — corporate bonds and notes	—	266,082	—	266,082
Available-for-sale securities — municipal bonds and notes	—	41,044	—	41,044
Available-for-sale securities — U.S. government securities	—	107,319	—	107,319
Available-for-sale securities — U.S. government agency securities	—	69,045	—	69,045
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	269,842	—	269,842
Available-for-sale securities — municipal bonds and notes	—	21,168	—	21,168
Available-for-sale securities — U.S. government securities	—	18,195	—	18,195
Available-for-sale securities — U.S. government agency securities	—	20,207	—	20,207
Total	$22,626	$818,288	$—	$840,914

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
The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three and nine months ended June 30, 2018 and 2017, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.

The carrying amounts of other current financial assets and other current financial liabilities approximate fair value due to their short-term nature.
3. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

June 30, 2018	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposits	$1,742	$—	$—	$1,742
Corporate bonds and notes	266,930	5	(853)	266,082
Municipal bonds and notes	41,091	5	(52)	41,044
U.S. government securities	107,542	—	(223)	107,319
U.S. government agency securities	69,203	—	(158)	69,045
	$486,508	$10	$(1,286)	$485,232

September 30, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$172,560	$25	$(92)	$172,493
Municipal bonds and notes	67,382	36	(9)	67,409
U.S. government securities	72,991	—	(61)	72,930
U.S. government agency securities	30,954	—	(86)	30,868
	$343,887	$61	$(248)	$343,700
Long-term investments consist of the following (in thousands):

June 30, 2018	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$273,022	$18	$(3,198)	$269,842
Municipal bonds and notes	21,304	—	(136)	21,168
U.S. government securities	18,401	—	(206)	18,195
U.S. government agency securities	20,401	—	(194)	20,207
	$333,128	$18	$(3,734)	$329,412

September 30, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$192,278	$25	$(521)	$191,782
Municipal bonds and notes	26,639	46	(42)	26,643
U.S. government securities	29,427	—	(53)	29,374
U.S. government agency securities	37,164	—	(161)	37,003
	$285,508	$71	$(777)	$284,802

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2018 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$453,680	$(3,661)	$42,658	$(390)	$496,338	$(4,051)
Municipal bonds and notes	50,766	(188)	—	—	50,766	(188)
U.S. government securities	115,069	(419)	7,986	(10)	123,055	(429)
U.S. government agency securities	35,605	(140)	46,996	(212)	82,601	(352)
Total	$655,120	$(4,408)	$97,640	$(612)	$752,760	$(5,020)
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
The Company invests in securities that are rated investment grade or better. The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of June 30, 2018, there were no investments in its portfolio that were other-than-temporarily impaired.
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
Inventories consist of the following (in thousands):

	June 30, 2018	September 30, 2017
Finished goods	$21,529	$20,280
Raw materials	9,793	9,554
	$31,322	$29,834
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of June 30, 2018 and September 30, 2017 were not considered material.
Commitments
As of June 30, 2018, the Company’s principal commitments consisted of obligations outstanding under operating leases. The Company leases its facilities under operating leases that expire at various dates through 2033. There have been no material changes in the Company's lease obligations compared to those discussed in Note 7 to its annual consolidated financial statements.
The Company currently has arrangements with contract manufacturers and other suppliers for the manufacturing of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless it gives notice of order cancellation in advance of applicable lead times. As of June 30, 2018, the Company’s purchase obligations were $34.1 million.
Legal Proceedings
On April 4, 2016, the Company sued Radware, Inc. in the United States District Court for the Western District of Washington (the case was subsequently moved to the Northern District of California) accusing Radware of infringing three Company patents. The Company’s complaint seeks a jury trial and an unspecified amount of monetary damages, as well as interest, costs, and injunctive relief. Radware moved to dismiss the allegations of one patent but the motion was denied.
Radware has filed a counterclaim separately asserting that the Company is infringing U.S. patent no. 9,231,853, an ISP link load balancing patent related to the patents previously asserted by Radware in litigation in California that has been completed. Radware claims that the Company's BIG-IP product infringes. The counterclaim seeks injunctive relief and unspecified damages.
The Company has denied infringement and asserted that the '853 patent is invalid. Both parties filed inter partes reviews (IPRs) on the patents asserted against them. All of Radware's IPRs were denied and the Company’s IPR against the ‘853 patent resulted in cancellation of all but four of the ‘853 claims and the allowance of one new claim. The Court has entered a schedule for trial in November of 2019. Radware has indicated that it will seek a preliminary injunction to preclude infringement of the claims that survived the IPR.
In addition to the above referenced matters, the Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. Management believes that the Company has meritorious defenses to the allegations made in its pending cases and intends to vigorously defend these lawsuits; however, the Company is unable currently to determine the ultimate outcome of these or similar matters or the potential exposure to loss, if any. There are many uncertainties associated with any litigation and these actions or other third-party claims against the Company may cause it to incur costly litigation and/or substantial settlement charges that could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.
The Company records an accrual for loss contingencies for legal proceedings when it believes that an unfavorable outcome is both (a) probable and (b) the amount or range of any possible loss is reasonably estimable. The Company has not recorded an accrual for loss contingencies associated with the legal proceedings or the investigations discussed above.

6. Income Taxes
The effective tax rate was 20.4% and 27.8% for the three and nine months ended June 30, 2018, respectively, compared to 31.1% and 32.4% for the three and nine months ended June 30, 2017, respectively. The effective tax rate for the three and nine months ended June 30, 2018 includes various impacts from the Tax Cuts and Jobs Act enacted on December 22, 2017. These impacts include a reduction in the U.S. federal income tax rate from 35.0% to 24.5%, partially offset for the nine months ended June 30, 2018 with a $7.0 million provisional tax expense for the deemed repatriation of undistributed foreign earnings, and a $11.6 million expense from the remeasurement of the Company’s net deferred tax assets to reflect the change in the U.S. federal income tax rate when temporary differences are expected to reverse. The U.S. federal income tax rate for fiscal year 2018 is 24.5% and reduces to 21% in fiscal year 2019.
In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 118, the Company recorded a provisional tax expense of $7.0 million related to the deemed repatriation of undistributed foreign earnings in the period ended December 31, 2017. The Company did not record any adjustments to the provisional tax expense in the period ended June 30, 2018. Additional regulatory guidance may result in a change to the provisional amount. SAB No. 118 provides a one-year measurement period to complete the accounting.
At June 30, 2018, the Company had $27.3 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements.  The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2014. The Company is currently under audit by the IRS for fiscal year 2016 and by various states for fiscal years 2013 through 2016. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore, and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2016 for the United Kingdom, 2012 for Japan, 2013 for Singapore, and 2014 for Australia. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal year 2015 federal income tax return, fiscal years 2013, 2014, and 2015 state income tax returns, and fiscal years 2012 to 2016 foreign income tax returns.
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
The following presents revenues by geographic region (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Americas:
United States	$275,011	$269,975	$805,594	$791,643
Other	30,453	27,331	87,359	84,211
Total Americas	305,464	297,306	892,953	875,854
EMEA	130,821	121,578	406,712	377,779
Japan	23,008	22,128	67,960	71,415
Asia Pacific	82,910	76,825	231,073	226,995
	$542,203	$517,837	$1,598,698	$1,552,043

The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Ingram Micro, Inc.	16.9%	16.8%	16.3%	16.4%
Tech Data[1]	11.0%	12.2%	11.8%	12.4%
Arrow ECS	10.5%	—	10.9%	10.4%
Synnex Corporation[2]	11.4%	—	11.2%	—
Westcon Group, Inc.	10.1%	19.1%	10.4%	18.6%

(1)	On February 27, 2017, Tech Data completed the acquisition of Avnet Technology Solutions.

(2)	On September 1, 2017, Synnex Corporation completed the acquisition of Westcon Americas.
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	June 30, 2018	September 30, 2017
United States	$108,542	$103,486
EMEA	13,155	15,054
Other countries	4,411	3,880
	$126,108	$122,420
8. Subsequent Events
On July 20, 2018, the Company initiated implementation of a restructuring program to match strategic and financial objectives and optimize resources for long term growth, including a reduction in force program affecting approximately 230 employees. As part of the restructuring, the Company plans to close its Lowell, Massachusetts office and reduce leased office space.
The Company estimates expenses relating to these actions at approximately $23.0 million to $25.0 million. The Company currently expects the reduction in force charges, consisting primarily of severance benefits, to be in the range of $20.0 million to $21.5 million; and the lease space reduction, consisting of lease termination and other facility costs, to be in the range of $3.0 million to $3.5 million. The Company anticipates that most of these charges will be recognized in the Company’s fourth fiscal quarter of 2018.

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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first nine months of fiscal year 2018 was primarily due to cash provided by operating activities of $556.8 million, largely offset by $450.1 million of cash used to repurchase outstanding common stock under our stock repurchase program. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $36.1 million for the first nine months of fiscal year 2018 were primarily related to the expansion of our facilities to support our operations worldwide as well as investments in information technology infrastructure and equipment purchases to support our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased in the third quarter of fiscal year 2018 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the third quarter of fiscal year 2018 was 49.

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

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
	(in thousands, except percentages)
Net Revenues
Products	$238,835	$235,109	$703,696	$715,672
Services	303,368	282,728	895,002	836,371
Total	$542,203	$517,837	$1,598,698	$1,552,043
Percentage of net revenues
Products	44.0%	45.4%	44.0%	46.1%
Services	56.0	54.6	56.0	53.9
Total	100.0%	100.0%	100.0%	100.0%
Net revenues. Total net revenues increased 4.7% and 3.0% for the three and nine months ended June 30, 2018, respectively, from the same periods in the prior year. Overall revenue growth for the three and nine months ended June 30, 2018, was primarily due to increased service revenues as a result of our increased installed base of products. International revenues represented 49.3% and 49.6% of total net revenues for the three and nine months ended June 30, 2018, respectively, compared to 47.9% and 49.0% for the same periods in the prior year, respectively. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
Net product revenues increased 1.6% for the three months ended June 30, 2018, from the same period in the prior year. The increase in net product revenues for the three months ended June 30, 2018 was due to an increase of $4.8 million in sales of our ADN products from the same period in the prior year. Net product revenues decreased 1.7% for the nine months ended June 30, 2018, from the same period in the prior year. The decrease in net product revenues for the nine months ended June 30, 2018 was due to a decrease of $10.8 million in sales of our ADN products from the same period in the prior year.
Net service revenues increased 7.3% and 7.0% for the three and nine months ended June 30, 2018, respectively, from the same periods in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Ingram Micro, Inc.	16.9%	16.8%	16.3%	16.4%
Tech Data[1]	11.0%	12.2%	11.8%	12.4%
Arrow ECS	10.5%	—	10.9%	10.4%
Synnex Corporation[2]	11.4%	—	11.2%	—
Westcon Group, Inc.	10.1%	19.1%	10.4%	18.6%

(1)	On February 27, 2017, Tech Data completed the acquisition of Avnet Technology Solutions.

(2)	On September 1, 2017, Synnex Corporation completed the acquisition of Westcon Americas.

The following distributors of the Company's products accounted for more than 10% of total receivables:

	June 30, 2018	September 30, 2017	June 30, 2017
Ingram Micro, Inc.	12.3%	—	12.3%
Westcon Group, Inc.	11.0%	—	21.5%
Arrow ECS	10.1%	11.5%	10.8%
Synnex Corporation[1]	16.4%	13.6%	—

(1)	On September 1, 2017, Synnex Corporation completed the acquisition of Westcon Americas.
No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$45,164	$43,787	$132,556	$129,391
Services	45,845	45,983	135,485	133,553
Total	91,009	89,770	268,041	262,944
Gross profit	$451,194	$428,067	$1,330,657	$1,289,099
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	18.9%	18.6%	18.8%	18.1%
Services	15.1	16.3	15.1	16.0
Total	16.8	17.3	16.8	16.9
Gross profit	83.2%	82.7%	83.2%	83.1%
Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased 3.1% and 2.4% for the three and nine months ended June 30, 2018, respectively, from the comparable periods in the prior year. The increase in cost of net product revenues for the three and nine months ended June 30, 2018 is due to an increase in payments to our contract manufacturers due to global memory shortages, additional investments in our subscription-based software services, and product transitions away from older generation appliances to the new iSeries platform.
Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For both the three and nine months ended June 30, 2018, cost of net service revenues as a percentage of net service revenues was 15.1%, compared to 16.3% and 16.0% for the same periods in the prior year, respectively. The decrease in cost of net service revenues as a percentage of net service revenues is primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of June 2018 decreased to 906 from 919 at the end of June 2017. In addition, cost of net service revenues included stock-based compensation expense of $4.4 million and $14.2 million for the three and nine months ended June 30, 2018, respectively, compared to $4.8 million and $14.6 million for the same periods in the prior year, respectively.

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$165,806	$160,952	$503,710	$490,171
Research and development	94,061	88,602	271,006	264,886
General and administrative	39,374	39,368	118,634	119,055
Litigation expense	—	1	—	(134)
Total	$299,241	$288,923	$893,350	$873,978
Operating expenses (as a percentage of net revenue)
Sales and marketing	30.6%	31.1%	31.5%	31.6%
Research and development	17.3	17.1	17.0	17.0
General and administrative	7.3	7.6	7.4	7.7
Litigation expense	—	—	—	—
Total	55.2%	55.8%	55.9%	56.3%
Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased 3.0% and 2.8% for the three and nine months ended June 30, 2018, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to an increase of $3.9 million and $7.6 million in commissions for the three and nine months ended June 30, 2018, respectively, from the comparable periods in the prior year. Sales and marketing headcount at the end of June 2018 decreased to 1,721 from 1,794 at the end of June 2017 due to a reduction in workforce that took place in the fourth quarter of fiscal year 2017. Sales and marketing expense included stock-based compensation expense of $16.2 million and $47.2 million for the three and nine months ended June 30, 2018, respectively, compared to $17.5 million and $52.7 million for the same periods in the prior year, respectively.
Research and development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 6.2% and 2.3% for the three and nine months ended June 30, 2018, respectively, from the comparable periods in the prior year. The increase in research and development expense was primarily due to an increase of $2.5 million and $4.1 million in personnel costs for the three and nine months ended June 30, 2018, respectively, from the comparable periods in the prior year. In addition, fees paid to outside consultants for research and development services increased $2.6 million and $4.8 million for the three and nine months ended June 30, 2018, respectively, from the comparable periods in the prior year. Research and development headcount at the end of June 2018 increased to 1,284 from 1,240 at the end of June 2017. Research and development expense included stock-based compensation expense of $11.5 million and $36.4 million for the three and nine months ended June 30, 2018, respectively, compared to $13.6 million and $41.4 million for the same periods in the prior year, respectively. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses remained relatively flat for the three and nine months ended June 30, 2018, from the comparable periods in the prior year. General and administrative headcount at the end of June 2018 remained consistent at 467 compared with the end of June 2017. Stock-based compensation expense was $6.1 million and $21.4 million for the three and nine months ended June 30, 2018, respectively, compared to $6.7 million and $23.5 million for the same periods in the prior year, respectively.

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$151,953	$139,144	$437,307	$415,121
Other income, net	2,259	2,589	7,194	6,534
Income before income taxes	154,212	141,733	444,501	421,655
Provision for income taxes	31,469	44,071	123,693	136,637
Net income	$122,743	$97,662	$320,808	$285,018
Other income and income taxes (as percentage of net revenue)
Income from operations	28.0%	26.9%	27.4%	26.8%
Other income, net	0.4	0.5	0.4	0.4
Income before income taxes	28.4	27.4	27.8	27.2
Provision for income taxes	5.8	8.5	7.7	8.8
Net income	22.6%	18.9%	20.1%	18.4%
Other income, net. Other income, net consists primarily of interest income and foreign currency transaction gains and losses. Other income, net remained relatively flat for the three and nine months ended June 30, 2018, from the comparable periods in the prior year.
Provision for income taxes. The effective tax rate was 20.4% and 27.8% for the three and nine months ended June 30, 2018, respectively, compared to 31.1% and 32.4% for the three and nine months ended June 30, 2017, respectively. The decrease in the effective tax rate for the three and nine months ended June 30, 2018 is primarily due to the impact of the Tax Cuts and Jobs Act enacted on December 22, 2017. Significant impacts include a reduction in the U.S. federal income tax rate from 35.0% to 24.5%, partially offset for the nine months ended June 30, 2018 with a tax on the deemed repatriation of undistributed foreign earnings as of December 31, 2017 and a remeasurement of the Company’s net deferred tax assets. Several provisions of the Tax Cuts and Jobs Act are not effective for the Company until fiscal year 2019, including a further reduction in the U.S. federal income tax rate to 21%, a deduction for foreign derived intangible income, and repeal of the deduction for income attributable to domestic production activities.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at June 30, 2018 and June 30, 2017 were $35.1 million and $50.5 million, respectively. The net deferred tax assets include valuation allowances of $19.6 million and $16.4 million as of June 30, 2018 and June 30, 2017, respectively, which are primarily related to tax net operating losses incurred in certain foreign jurisdictions, and state tax carryforwards.
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
In accordance with SEC Staff Accounting Bulletin No. 118, the Company recorded a provisional tax expense related to the deemed repatriation of undistributed foreign earnings. Additional regulatory guidance may result in a change to the provisional amount.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,413.9 million as of June 30, 2018, compared to $1,301.7 million as of September 30, 2017, representing an increase of $112.2 million. The increase was primarily due to cash provided by operating activities of $556.8 million for the nine months ended June 30, 2018, which was largely offset by $450.1 million of cash used for the repurchase of outstanding common stock under our stock repurchase program. Cash provided by operating activities for the first nine months of fiscal year 2018 resulted from net income of $320.8 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.
Cash used in investing activities was $227.9 million for the nine months ended June 30, 2018, compared to cash provided by investing activities of $47.1 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions, capital expenditures and changes in restricted cash requirements. The amount of cash used in investing activities for the nine months ended June 30, 2018 was primarily the result of the purchase of investments and capital expenditures related to the build-out of our new corporate headquarters and the expansion of our international facilities, partially offset by the sale and maturity of investments.
Cash used in financing activities was $401.2 million for the nine months ended June 30, 2018, compared to cash used in financing activities of $396.6 million for the same period in the prior year. Our financing activities for the nine months ended June 30, 2018 consisted of cash required for the repurchase of outstanding common stock under our stock repurchase program of $450.1 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $48.8 million.
Obligations and Commitments
As of June 30, 2018, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2033. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
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
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of June 30, 2018. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of June 30, 2018, 26.4% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine month period ended June 30, 2018, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2017.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018.
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
Our success depends on our key personnel and our ability to hire, retain and motivate qualified executives, sales and marketing, operations, product development and professional services personnel
Our success depends, in large part, on our ability to attract, engage, retain, and integrate qualified executives and other key employees throughout all areas of our business. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. If we do not obtain the stockholder approval needed to continue granting equity compensation in a competitive manner, our ability to attract, retain, and motivate executives and key employees could be weakened. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. François Locoh-Donou became the Company's CEO effective April 3, 2017. Transitioning to a new chief executive could be disruptive to our business and could adversely affect our business and results of operations. In addition, Frank Pelzer became the Company's Chief Financial Officer effective May 21, 2018 and Chad Whalen became the Executive Vice President of Worldwide Sales effective July 9, 2018. Further changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations. The complexity of our application delivery networking products and their integration into existing networks and ongoing support, as well as the sophistication of our sales and marketing effort, requires us to retain highly trained developers, professional services, customer support and sales personnel. Competition for qualified developers, professional services, customer support and sales personnel in our industry is intense, especially in Silicon Valley and Seattle where we have substantial operations and a need for highly skilled personnel, because of the limited number of people available with the necessary technical skills and understanding of our products. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, that they have violated non-compete obligations to their prior employers, or that their former employers own their inventions or other work product. Our ability to hire and retain these personnel may be adversely affected by volatility or reductions in the price of our common stock or our ability to get approval from shareholders to offer additional common stock to our employees, since these employees are generally granted restricted stock units. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring qualified personnel may harm our business and results of operations. In addition, we recently announced a restructuring to re-align our workforce to match strategic and financial objectives and optimize resources for long term growth, including a reduction in force program impacting a number of employees. This restructuring could lead to increased attrition amongst those employees who were not directly affected by the reduction in force program.
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
We recently implemented a restructuring program, which we cannot guarantee will achieve its intended result
In July 2018, we announced a restructuring program to match strategic and financial objectives and optimize resources for long term growth. We incur substantial costs to implement restructuring plans, and our restructuring activities may subject us to litigation risks and expenses. Our past restructuring plans do not provide any assurance that additional restructuring plans will not be required or implemented in the future. In addition, our restructuring plans may have other consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale and productivity or our ability to attract highly skilled employees. Our competitors may also use our restructuring plans to seek to gain a competitive advantage over us. As a result, our restructuring plans may affect our revenue and other operating results in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On October 25, 2017, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $3.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of June 30, 2018, the Company repurchased and retired 3,210,478 shares at an average price of $140.19 per share during fiscal year 2018 and the Company had $723.6 million remaining authorized to purchase shares at June 30, 2018.
Shares repurchased and retired as of June 30, 2018 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2017 — October 31, 2017	100,000	$121.38	100,000	$1,161,514
November 1, 2017 — November 30, 2017	1,142,610	$120.68	1,142,610	$1,023,627
December 1, 2017 — December 31, 2017	—	$—	—	$1,023,627

January 1, 2018 — January 31, 2018	200,000	$138.56	200,000	$995,914
February 1, 2018 — February 28, 2018	865,326	$141.34	865,326	$873,606
March 1, 2018 — March 31, 2018	—	$—	—	$873,606

April 1, 2018 — April 30, 2018	—	$—	—	$873,606
May 1, 2018 — May 31, 2018	902,542	$166.22	902,542	$723,588
June 1, 2018 — June 30, 2018	—	$—	—	$723,588

Item 6.	Exhibits

Exhibit Number		Exhibit Description

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of August, 2018.

F5 NETWORKS, INC.

By:	/s/ FRANCIS J. PELZER
Francis J. Pelzer
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)