Form 10-Q
period 2018-12-31
F5 NETWORKS INC
filed 2019-02-01
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of January 28, 2019 was 59,441,333.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31, 2018	September 30, 2018
ASSETS
Current assets
Cash and cash equivalents	$480,121	$424,707
Short-term investments	652,475	614,705
Accounts receivable, net of allowances of $2,624 and $2,040	325,688	295,352
Inventories	31,559	30,568
Other current assets	129,793	52,326
Total current assets	1,619,636	1,417,658
Property and equipment, net	179,224	145,042
Long-term investments	413,690	411,184
Deferred tax assets	23,131	33,441
Goodwill	555,965	555,965
Other assets, net	100,250	42,186
Total assets	$2,891,896	$2,605,476
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$66,859	$57,757
Accrued liabilities	184,446	180,979
Deferred revenue	796,385	715,697
Total current liabilities	1,047,690	954,433
Other long-term liabilities	81,473	65,892
Deferred revenue, long-term	353,136	299,624
Deferred tax liabilities	409	35
Total long-term liabilities	435,018	365,551
Commitments and contingencies (Note 6)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 60,058 and 60,215 shares issued and outstanding	13,277	20,427
Accumulated other comprehensive loss	(21,993)	(22,178)
Retained earnings	1,417,904	1,287,243
Total shareholders’ equity	1,409,188	1,285,492
Total liabilities and shareholders’ equity	$2,891,896	$2,605,476
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended December 31,
	2018	2017
Net revenues
Products	$233,877	$227,303
Services	309,893	295,888
Total	543,770	523,191
Cost of net revenues
Products	42,410	43,265
Services	44,304	44,122
Total	86,714	87,387
Gross profit	457,056	435,804
Operating expenses
Sales and marketing	164,259	167,934
Research and development	92,038	85,889
General and administrative	42,543	39,984
Total	298,840	293,807
Income from operations	158,216	141,997
Other income, net	7,095	2,145
Income before income taxes	165,311	144,142
Provision for income taxes	34,406	55,713
Net income	$130,905	$88,429
Net income per share — basic	$2.17	$1.42
Weighted average shares — basic	60,216	62,195
Net income per share — diluted	$2.16	$1.41
Weighted average shares — diluted	60,645	62,550
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended December 31,
	2018	2017
Net income	$130,905	$88,429
Other comprehensive income (loss):
Foreign currency translation adjustment	141	161
Available-for-sale securities:
Unrealized gains (losses) on securities, net of taxes of $65 and $(574) for the three months ended December 31, 2018 and 2017, respectively	44	(1,650)
Reclassification adjustment for realized losses included in net income, net of taxes of $0 and $(3) for the three months ended December 31, 2018 and 2017, respectively	—	9
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	44	(1,641)
Total other comprehensive income (loss)	185	(1,480)
Comprehensive income	$131,090	$86,949
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended December 31,
	2018	2017
Operating activities
Net income	$130,905	$88,429
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss on disposition of assets and investments	43	49
Stock-based compensation	38,689	40,948
Provisions for doubtful accounts and sales returns	208	593
Depreciation and amortization	14,001	15,180
Deferred income taxes	2,714	14,226
Changes in operating assets and liabilities:
Accounts receivable	(28,921)	238
Inventories	(991)	722
Other current assets	(26,777)	11,517
Other assets	(157)	(696)
Accounts payable and accrued liabilities	2,022	(8,216)
Deferred revenue	66,122	26,967
Net cash provided by operating activities	197,858	189,957
Investing activities
Purchases of investments	(190,884)	(238,632)
Maturities of investments	151,537	113,771
Sales of investments	—	9,248
Cash provided by sale of fixed asset	—	1,000
Purchases of property and equipment	(21,046)	(6,491)
Net cash used in investing activities	(60,393)	(121,104)
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	18,900	19,915
Repurchase of common stock	(101,032)	(150,025)
Net cash used in financing activities	(82,132)	(130,110)
Net increase (decrease) in cash, cash equivalents and restricted cash	55,333	(61,257)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	46	46
Cash, cash equivalents and restricted cash, beginning of period	425,894	674,452
Cash, cash equivalents and restricted cash, end of period	$481,273	$613,241
Supplemental disclosures of non-cash activities
Capitalized leasehold improvements paid directly by landlord	$15,384	$—
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
Basis of Presentation
The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.
There have been no material changes to our significant accounting policies as of and for the three months ended December 31, 2018, except for the accounting policies for revenue recognition, trade receivables and deferred contract costs that were updated as a result of adopting Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). For more information, refer to the "Revenue Recognition" and "Recently Adopted Accounting Standards" sections of Note 1 and Note 2 - Revenue from Contracts with Customers.
Revenue Recognition
On October 1, 2018, the Company adopted the new revenue recognition standard by applying the modified retrospective approach to those contracts which were not completed as of October 1, 2018. Results for reporting periods beginning after October 1, 2018 are presented under the new revenue recognition standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior periods.
The Company sells products through distributors, resellers, and directly to end users. Revenue related to the Company's contracts with customers is recognized by following a five-step process:

•	Identify the contract(s) with a customer. Evidence of a contract generally consists of a purchase order issued pursuant to the terms and conditions of a distributor, reseller or end user agreement.

•
Identify the performance obligations in the contract. Performance obligations are explicitly identified in the Company's contracts and include hardware-based software, software-only solutions, cloud-based subscription services as well as a broad range of service performance obligations including consulting, training, installation and maintenance.

•
Determine the transaction price. The purchase price stated in an agreed upon purchase order is generally representative of the transaction price. The Company offers several programs in which customers are eligible for certain levels of rebates if certain conditions are met. When determining the transaction price, the Company considers the effects of any variable consideration.

•
Allocate the transaction price to the performance obligations in the contract. The transaction price in a contract is allocated based upon the relative standalone selling price of each distinct performance obligation identified in the contract.

•
Recognize revenue when (or as) the entity satisfies a performance obligation. The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring control of promised products and services to a customer.

The following is a description of the principal activities from which the Company generates revenue:
Product
Revenue from the sale of the Company's hardware and perpetual software products is generally recognized at a point in time when the product has been delivered and the customer is obligated to pay for the product. When rights of return are present and the Company cannot estimate returns, revenue is recognized when such rights of return lapse. Payment terms to domestic customers are generally net 30 days to net 45 days. Payment terms to international customers range from net 30 days to net 120 days based on normal and customary trade practices in the individual markets.
Subscription
The Company also offers several products by subscription, either through term-based license agreements or as a service through its cloud-based Silverline platform. Revenue for term-based license agreements is recognized at a point in time, when the Company delivers the software license to the customer and the subscription term has commenced. For the Company's software-as-a-service Silverline offerings, revenue is recognized ratably as the services are provided.
Support and professional services
Revenues for post-contract customer support (PCS) are recognized on a straight-line basis over the service contract term. PCS includes a limited period of telephone support, updates, repair or replacement of any failed product or component that fails during the term of the agreement, bug fixes and rights to upgrades, when and if available. Consulting services are customarily billed at fixed hourly rates, plus out-of-pocket expenses, and revenues are recognized as the consulting is completed. Similarly, training revenue is recognized as the training is completed.
Contract acquisition costs
Sales commissions earned by the Company's sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial service contracts and subscription offerings are deferred and then amortized as an expense on a straight-line basis over the period of benefit which management has determined to be 4.5 years and 3 years, respectively.
Significant Judgments
The Company’s contracts with customers often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.
Judgment is also required to determine the standalone selling price (SSP) for each distinct performance obligation. The Company sells post-contract customer support (PCS), subscriptions and professional services on a standalone basis and can therefore use a population of historical standalone sales to determine fair value. For distinct performance obligations that the Company does not generally sell on a standalone basis (hardware and perpetual software), a combination of the adjusted market assessment approach and the expected cost plus a margin approach are used to estimate the SSP.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash and cash equivalents in deposits with five major financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses on its cash and cash equivalents.
Amounts included in restricted cash represent those required to be set aside by a contractual agreement. The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s consolidated statements of cash flows for the periods presented (in thousands):

	December 31,	September 30,
	2018	2018
Cash and cash equivalents	$480,121	$424,707
Restricted cash included in other assets, net	1,152	1,187
Total cash, cash equivalents and restricted cash	$481,273	$425,894

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
For its annual impairment test performed in the second quarter of fiscal 2018, the Company completed a quantitative assessment and determined that there was no impairment of goodwill. The Company also considered potential impairment indicators of goodwill at December 31, 2018 and noted no indicators of impairment.
The Company's intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company considered potential impairment indicators of acquired intangible assets at December 31, 2018 and noted no indicators of impairment.
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
Stock-Based Compensation
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $38.7 million and $40.9 million of stock-based compensation expense for the three months ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there was $204.3 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
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
For performance stock awards granted prior to fiscal 2018, attainment is based on the Company achieving specific quarterly revenue and EBITDA targets. In each case, 70% of the quarterly performance stock grant is based on achieving at least 80% of the quarterly revenue goal set by the Company's Board of Directors, and the other 30% is based on achieving at least 80% of the quarterly EBITDA goal set by the Company's Board of Directors. The quarterly performance stock grant is paid linearly over 80% of the targeted goals. At least 100% of both goals must be attained in order for the quarterly performance stock grant to be awarded over 100%. Each goal is evaluated individually and subject to the 80% achievement threshold and the 100% over-achievement threshold. Each goal is also capped at achievement of 200% above target.
For the fiscal 2018 and 2019 performance stock awards, the Company's Compensation Committee adopted a new set of metrics that are differentiated from the quarterly revenue and EBITDA measures, including (1) 50% of the annual performance stock grant is based on achieving 80% of the annual revenue goal set by the Company’s Board of Directors; (2) 25% of the annual performance stock grant is based on achieving at least a 18% increase in annual software revenue compared to the prior year; and (3) 25% of the annual performance stock grant is based on relative total shareholder return benchmarked to the S&P 500 index. In each case, no vesting or payment with respect to a performance goal shall occur unless a minimum threshold is met for the applicable goal. Vesting and payment with respect to the performance goal is linear above the threshold of the applicable goal and is capped at achievement of 200% above target.
As of December 31, 2018, the following annual equity grants for executive officers or a portion thereof are outstanding:

Grant Date	RSUs Granted	Vesting Schedule	Vesting Period	Date Fully Vested
November 1, 2018	144,066	Quarterly, Annually[1]	3 years	November 1, 2021
November 1, 2017	140,135	Quarterly, Annually[1]	4 years	November 1, 2021
November 1, 2016	115,347	Quarterly	4 years	November 1, 2020
November 2, 2015	145,508	Quarterly	4 years	November 1, 2019

(1)	50% of the annual equity grant vests in equal quarterly increments and 50% is subject to the Company achieving specified annual performance goals.
The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment.
Common Stock Repurchase
On October 31, 2018, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $4.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. For the three months ended December 31, 2018, the Company repurchased and retired 568,758 shares at an average price of $177.64 per share and the Company had $1.5 billion remaining authorized to purchase shares at December 31, 2018.
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended December 31,
	2018	2017
Numerator
Net income	$130,905	$88,429
Denominator
Weighted average shares outstanding — basic	60,216	62,195
Dilutive effect of common shares from stock options and restricted stock units	429	355
Weighted average shares outstanding — diluted	60,645	62,550
Basic net income per share	$2.17	$1.42
Diluted net income per share	$2.16	$1.41
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were immaterial for the three months ended December 31, 2018 and 2017.
Comprehensive Income
Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains or losses on securities and foreign currency translation adjustments are included in accumulated other comprehensive income or loss.
Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 and the related amendments outline a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company adopted this new accounting standard and the related amendments on October 1, 2018 using the modified retrospective method. See Note 2 - Revenue from Contracts with Customers for further details.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The Company adopted this new accounting standard on October 1, 2018. The adoption did not have an impact on the Company's condensed consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires a company’s cash flow statement to explain the changes during a reporting period of the totals for cash, cash equivalents, restricted cash and restricted cash equivalents. Additionally, amounts for restricted cash and restricted cash equivalents are to be included with cash and cash equivalents if the cash flow statement includes a reconciliation of the total cash balances for a reporting period. The Company adopted this new accounting standard on October 1, 2018, which resulted in an immaterial reclassification of beginning and ending cash, cash equivalents and restricted cash for the periods presented within the statement of cash flows. Upon adoption of this new standard, restricted cash activity is no longer separately presented within the investing activities in the statement of cash flows. The overall adoption of the standard did not have a material impact to the consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which provides a more robust framework to use in determining when a set of assets and activities is considered a business. The Company adopted this new accounting standard on October 1, 2018. The adoption did not have an impact on the Company's condensed consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (ASU 2017-09), which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The Company adopted this new accounting standard on October 1, 2018. The adoption did not have an impact on the Company's condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
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
In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) (ASU 2018-11), which provides an optional transition method to adopt ASU 2016-02, Leases (Topic 842) by allowing lessees to apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Comparative periods will still be presented under current GAAP (ASC 840), along with the applicable Topic 840 disclosures for those comparative periods. The new standard is effective at the same time as adoption of ASU 2016-02, Leases (Topic 842), which the Company is planning to adopt in the first quarter of fiscal year 2020. The Company plans to adopt the transitional provisions allowed under ASU 2018-11.
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
2. Revenue from Contracts with Customers
The following table summarizes the impact of adopting ASC 606 on the Company's consolidated balance sheet as of the date of adoption, October 1, 2018. This table does not represent the full consolidated balance sheet as it only reflects the accounts impacted by the adoption of ASC 606.

	Ending Balance as of September 30, 2018 (ASC 605)	ASC 606 Adjustments	Beginning Balance as of October 1, 2018 (ASC 606)
Assets
Other current assets[1]	$52,326	$50,558	$102,884
Other assets, net[1]	$42,186	$59,676	$101,862
Deferred tax assets	$33,441	$(7,902)	$25,539
Liabilities and Shareholders' Equity
Deferred revenue	$715,697	$35,464	$751,161
Deferred revenue, long-term	$299,624	$32,614	$332,238
Retained earnings[2]	$1,287,243	$36,048	$1,323,291

(1)	Upon the adoption of ASC 606, contract assets and unbilled accounts receivable are reported as part of other current assets and other assets, net.

(2)
The net increase to retained earnings of $36.0 million was primarily related to the capitalization of contract acquisition costs of $54.6 million, partially offset by a decrease of $8.8 million due to changes in deferred revenue and a decrease of $7.9 million from the impact on deferred income taxes.

The adoption of ASC 606 had an immaterial impact to the Company's consolidated income statements and statements of cash flows for the three months ended December 31, 2018.
Capitalized Contract Acquisition Costs
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the three months ended December 31, 2018 (in thousands):

Balance, September 30, 2018	$—
Impacts from adoption of ASC 606	$54,608
Additional capitalized contract acquisition costs deferred	$6,157
Amortization of capitalized contract acquisition costs	$(7,261)
Balance, December 31, 2018	$53,504
Amortization of capitalized contract acquisition costs is recorded in Sales and Marketing expense in the accompanying consolidated income statements. There was no impairment loss in relation to costs capitalized.
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. The Company expects to recognize this amount as revenue over the following time periods (in thousands):

	2019	2020	Thereafter	Total
Revenue expected to be recognized on remaining performance obligations	$679,633	$292,714	$177,174	$1,149,521
Contract Balances
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. We record assets for amounts related to performance obligations that are satisfied but not yet billed and/or collected, in addition to contracts that have started, but not yet been fully billed. These assets are recorded as contract assets rather than receivables when receipt of the consideration is conditional on something other than the passage of time. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. These liabilities are classified as current and non-current deferred revenue.
The table below shows significant movements in contract assets (current and noncurrent) for the three months ended December 31, 2018 (in thousands):

Balance, September 30, 2018	$—
Impacts from adoption of ASC 606	$57,499
Revenue recognized during period but not yet billed	$947
Contract asset net additions	$18,459
Contract assets reclassified to accounts receivable	$(7,263)
Balance, December 31, 2018	$69,642
As of December 31, 2018, contract assets that are expected to be reclassified to receivables within the next 12 months are included in other current assets, with those expected to be transferred to receivables in more than 12 months included in other assets. There were no impairments of contract assets during the three months ended December 31, 2018.

The impacts to deferred revenue from the adoption of ASC 606 are primarily related to unbilled accounts receivable now being capitalized and included as contract assets on the balance sheet. The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the three months ended December 31, 2018 (in thousands):

Balance, September 30, 2018	$1,015,321
Impacts from adoption of ASC 606	$68,078
Amounts billed but not recognized as revenues	$347,611
Revenues recognized related to the opening balance of deferred revenue	$(281,489)
Balance, December 31, 2018	$1,149,521
Our contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period.
See Note 8, Geographic Sales and Significant Customers, for disaggregated revenue by significant customer and geographic region.
3. Fair Value Measurements
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
The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at December 31, 2018, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2018
Cash equivalents	$61,411	$109,107	$—	$170,518
Short-term investments
Available-for-sale securities — certificates of deposits	—	2,970	—	2,970
Available-for-sale securities — corporate bonds and notes	—	471,015	—	471,015
Available-for-sale securities — municipal bonds and notes	—	24,085	—	24,085
Available-for-sale securities — U.S. government securities	—	117,624	—	117,624
Available-for-sale securities — U.S. government agency securities	—	36,781	—	36,781
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	383,337	—	383,337
Available-for-sale securities — municipal bonds and notes	—	16,944	—	16,944
Available-for-sale securities — U.S. government securities	—	2,953	—	2,953
Available-for-sale securities — U.S. government agency securities	—	10,456	—	10,456
Total	$61,411	$1,175,272	$—	$1,236,683

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2018, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2018
Cash equivalents	$41,468	$13,118	$—	$54,586
Short-term investments
Available-for-sale securities — certificates of deposits	—	2,970	—	2,970
Available-for-sale securities — corporate bonds and notes	—	393,750	—	393,750
Available-for-sale securities — municipal bonds and notes	—	22,524	—	22,524
Available-for-sale securities — U.S. government securities	—	120,078	—	120,078
Available-for-sale securities — U.S. government agency securities	—	75,383	—	75,383
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	367,710	—	367,710
Available-for-sale securities — municipal bonds and notes	—	24,286	—	24,286
Available-for-sale securities — U.S. government securities	—	12,771	—	12,771
Available-for-sale securities — U.S. government agency securities	—	6,417	—	6,417
Total	$41,468	$1,039,007	$—	$1,080,475
The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three months ended December 31, 2018 and 2017, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.
The carrying amounts of other current financial assets and other current financial liabilities approximate fair value due to their short-term nature.
4. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

December 31, 2018	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposits	$2,970	$—	$—	$2,970
Corporate bonds and notes	472,370	2	(1,357)	471,015
Municipal bonds and notes	24,156	1	(72)	24,085
U.S. government securities	117,806	1	(183)	117,624
U.S. government agency securities	36,898	—	(117)	36,781
	$654,200	$4	$(1,729)	$652,475

September 30, 2018	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposits	$2,970	$—	$—	$2,970
Corporate bonds and notes	394,684	9	(943)	393,750
Municipal bonds and notes	22,588	1	(65)	22,524
U.S. government securities	120,283	—	(205)	120,078
U.S. government agency securities	75,587	—	(204)	75,383
	$616,112	$10	$(1,417)	$614,705
Long-term investments consist of the following (in thousands):

December 31, 2018	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$385,864	$174	$(2,701)	$383,337
Municipal bonds and notes	17,012	10	(78)	16,944
U.S. government securities	2,997	—	(44)	2,953
U.S. government agency securities	10,502	—	(46)	10,456
	$416,375	$184	$(2,869)	$413,690

September 30, 2018	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$370,377	$25	$(2,692)	$367,710
Municipal bonds and notes	24,468	—	(182)	24,286
U.S. government securities	12,956	—	(185)	12,771
U.S. government agency securities	6,500	—	(83)	6,417
	$414,301	$25	$(3,142)	$411,184
The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2018 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$518,538	$(1,501)	$250,159	$(2,557)	$768,697	$(4,058)
Municipal bonds and notes	8,515	(23)	23,165	(127)	31,680	(150)
U.S. government securities	79,846	(37)	30,766	(190)	110,612	(227)
U.S. government agency securities	31,872	(28)	15,365	(135)	47,237	(163)
Total	$638,771	$(1,589)	$319,455	$(3,009)	$958,226	$(4,598)

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
The Company invests in securities that are rated investment grade or better. The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of December 31, 2018, there were no investments in its portfolio that were other-than-temporarily impaired.
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
Inventories consist of the following (in thousands):

	December 31, 2018	September 30, 2018
Finished goods	$21,379	$21,339
Raw materials	10,180	9,229
	$31,559	$30,568
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of December 31, 2018 and September 30, 2018 were not considered material.
Commitments
As of December 31, 2018, the Company’s principal commitments consisted of obligations outstanding under operating leases. The Company leases its facilities under operating leases that expire at various dates through 2033. There have been no material changes in the Company's lease obligations compared to those discussed in Note 7 to its annual consolidated financial statements.
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
Legal Proceedings
On April 4, 2016, the Company sued Radware, Inc. in the United States District Court for the Western District of Washington (the case was subsequently moved to the Northern District of California) accusing Radware of infringing three Company patents. The Company’s complaint seeks a jury trial and an unspecified amount of monetary damages, as well as interest, costs, and injunctive relief. Radware moved to dismiss the allegations of one patent, but the motion was denied.  Radware filed inter partes review (IPR) petitions on all of the asserted Company patents, but the US Patent Office dismissed all of the petitions. Radware also filed a counterclaim asserting that the Company infringed one of its now-expired patents. The Company filed an IPR petition against Radware’s counterclaim patent that resulted in cancellation of all but four of the patent’s claims by the Patent Office. The Court then recently held that F5 does not infringe the four remaining claims. Accordingly, the case will proceed solely on F5's infringement claims against Radware. The Court has entered a schedule for trial in November of 2019.
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

7. Income Taxes
The effective tax rate was 20.8% and 38.7% for the three months ended December 31, 2018 and 2017, respectively. The effective tax rate for the three months ended December 31, 2018 and December 31, 2017 includes various impacts from the Tax Cuts and Jobs Act enacted on December 22, 2017. Significant impacts for the three months ended December 31, 2018 include a further reduction in the U.S. federal income tax rate to 21%, a deduction for foreign derived intangible income, a tax on global intangible low taxed income, and repeal of the deduction for income attributable to domestic production activities. The three months ended December 31, 2017 included one-time charges for the deemed repatriation of undistributed foreign earnings, and for the remeasurement of the Company’s net deferred tax assets to reflect the change in the U.S. federal income tax rate when temporary differences are expected to reverse.
In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 118, the Company recorded a provisional tax expense of $7.0 million related to the deemed repatriation of undistributed foreign earnings in the period ended December 31, 2017. SAB No. 118 provided a one-year measurement period to complete the accounting. During the period ended December 31, 2018, the Company finalized the computations for the deemed repatriation of undistributed foreign earnings and did not record any adjustments to the provisional amounts previously recorded.
At December 31, 2018, the Company had $33.5 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements.  The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2014. The Company is currently under audit by the IRS for fiscal year 2016 and by various states for fiscal years 2014 through 2017. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore, and Australia. The earliest periods open for review by local taxing authorities are fiscal years 2017 for the United Kingdom, 2013 for Japan, 2014 for Singapore, and 2014 for Australia. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal year 2015 federal income tax return, fiscal years 2014 and 2015 state income tax returns, and fiscal years 2013 to 2017 foreign income tax returns.
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
The Company does business in three main geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); and the Asia Pacific region (APAC). The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis accompanied by information about revenues by geographic region. The Company’s foreign offices conduct sales, marketing and support activities. Revenues are attributed by geographic location based on the location of the customer.

The following presents revenues by geographic region (in thousands):

	Three months ended December 31,
	2018	2017
Americas:
United States	$264,751	$264,143
Other	26,893	27,368
Total Americas	291,644	291,511
EMEA	148,984	138,988
Asia Pacific[1]	103,142	92,692
	$543,770	$523,191

(1)	Beginning with the first quarter of fiscal 2019, revenue from Japan is now included with the APAC region. This change has been applied to all periods presented for comparability purposes.
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended December 31,
	2018	2017
Ingram Micro, Inc.	16.8%	15.3%
Tech Data	—	12.3%
Arrow ECS	10.9%	11.5%
Synnex Corporation	—	10.9%
Westcon Group, Inc.	11.3%	10.1%

The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	December 31, 2018	September 30, 2018
United States	$159,227	$126,790
EMEA	12,147	12,538
Other countries	7,850	5,714
	$179,224	$145,042

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
F5 is a global provider of application services designed to ensure the fast, secure and reliable delivery of applications and data in multi-cloud environments and data centers. Our products include hardware-based software, software-only solutions, cloud-based services and managed service offerings that accelerate, optimize, secure and improve application performance for all types of deployment scenarios. We market and sell our products primarily through multiple indirect sales channels in the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); and the Asia Pacific region (APAC). Enterprise customers (Fortune 1000 or Business Week Global 1000 companies) in the technology, telecommunications, financial services, transportation, education, manufacturing and health care industries, along with government customers, continue to make up the largest percentage of our customer base.

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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first three months of fiscal year 2019 was primarily due to cash provided by operating activities of $197.9 million, partially offset by $101.0 million of cash used to repurchase outstanding common stock under our stock repurchase program. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $21.0 million for the first three months of fiscal year 2019 were primarily related to the expansion of our facilities to support our operations worldwide as well as investments in information technology infrastructure and equipment purchases to support our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased in the first quarter of fiscal year 2019 primarily due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the first quarter of fiscal year 2019 was 54.

Summary of Critical Accounting Policies and Estimates
The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that, of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: revenue recognition and accounting for income taxes.
We adopted the new revenue recognition accounting standard (ASC 606) effective October 1, 2018 on a modified retrospective basis. For more information, refer to the "Revenue Recognition" and "Recently Adopted Accounting Standards" sections of Note 1 and Note 2 - Revenue from Contracts with Customers. There were no other material changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K for the fiscal year ended September 30, 2018. Actual results may differ from these estimates under different assumptions or conditions.
Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended December 31,
	2018	2017
	(in thousands, except percentages)
Net Revenues
Products	$233,877	$227,303
Services	309,893	295,888
Total	$543,770	$523,191
Percentage of net revenues
Products	43.0%	43.4%
Services	57.0	56.6
Total	100.0%	100.0%
Net revenues. Total net revenues increased 3.9% for the three months ended December 31, 2018, from the same period in the prior year. Overall revenue growth for the three months ended December 31, 2018, was primarily due to increased service revenues as a result of our increased installed base of products. International revenues represented 51.3% of total net revenues for the three months ended December 31, 2018, compared to 49.5% for the same period in the prior year. We expect international sales will continue to represent a significant portion of net revenues, although we cannot provide assurance that international revenues as a percentage of net revenues will remain at current levels.
Net product revenues increased 2.9% for the three months ended December 31, 2018, from the same period in the prior year. The increase in net product revenues for the three months ended December 31, 2018 was primarily due to an increase in software sales compared to the same period in the prior year.
Net service revenues increased 4.7% for the three months ended December 31, 2018, from the same period in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended December 31,
	2018	2017
Ingram Micro, Inc.	16.8%	15.3%
Tech Data	—	12.3%
Arrow ECS	10.9%	11.5%
Synnex Corporation	—	10.9%
Westcon Group, Inc.	11.3%	10.1%

The following distributors of the Company's products accounted for more than 10% of total receivables:

	December 31, 2018	September 30, 2018	December 31, 2017
Ingram Micro, Inc.	16.4%	16.6%	12.9%
Westcon Group, Inc.	11.1%	—	12.0%
Arrow ECS	12.8%	—	11.6%
Synnex Corporation	—	10.3%	10.3%

No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended December 31,
	2018	2017
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$42,410	$43,265
Services	44,304	44,122
Total	86,714	87,387
Gross profit	$457,056	$435,804
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	18.1%	19.0%
Services	14.3	14.9
Total	15.9	16.7
Gross profit	84.1%	83.3%
Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues remained relatively flat for the three months ended December 31, 2018, from the comparable period in the prior year.
Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three months ended December 31, 2018, cost of net service revenues as a percentage of net service revenues was 14.3%, compared to 14.9% for the same period in the prior year. The decrease in cost of net service revenues as a percentage of net service revenues is primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of December 2018 remained consistent at 896 compared with the end of December 2017. In addition, cost of net service revenues included stock-based compensation expense of $4.5 million for the three months ended December 31, 2018, compared to $4.8 million for the same period in the prior year.

	Three months ended December 31,
	2018	2017
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$164,259	$167,934
Research and development	92,038	85,889
General and administrative	42,543	39,984
Total	$298,840	$293,807
Operating expenses (as a percentage of net revenue)
Sales and marketing	30.2%	32.1%
Research and development	16.9	16.4
General and administrative	7.8	7.6
Total	54.9%	56.1%
Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses decreased 2.2% for the three months ended December 31, 2018, from the comparable period in the prior year. The decrease in sales and marketing expense was primarily due to a decrease of $2.8 million in commissions for the three months ended December 31, 2018, from the comparable period in the prior year. Sales and marketing headcount at the end of December 2018 increased to 1,774 from 1,738 at the end of December 2017. Sales and marketing expense included stock-based compensation expense of $15.5 million for the three months ended December 31, 2018 and 2017.
Research and development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 7.2% for the three months ended December 31, 2018, from the comparable period in the prior year. The increase in research and development expense was primarily due to an increase of $1.5 million in personnel costs for the three months ended December 31, 2018, from the comparable period in the prior year. In addition, fees paid to outside consultants for research and development services increased $3.2 million for the three months ended December 31, 2018, from the comparable period in the prior year. Research and development headcount at the end of December 2018 increased to 1,320 from 1,175 at the end of December 2017. Research and development expense included stock-based compensation expense of $10.3 million for the three months ended December 31, 2018, compared to $12.4 million for the same period in the prior year. We expect research and development expenses to remain consistent as a percentage of net revenue in the foreseeable future.
General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses remained relatively flat for the three months ended December 31, 2018 from the comparable period in the prior year. General and administrative headcount at the end of December 2018 increased to 494 from 467 at the end of December 2017. Stock-based compensation expense was $7.8 million for the three months ended December 31, 2018, compared to $7.6 million for the same period in the prior year.

	Three months ended December 31,
	2018	2017
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$158,216	$141,997
Other income, net	7,095	2,145
Income before income taxes	165,311	144,142
Provision for income taxes	34,406	55,713
Net income	$130,905	$88,429
Other income and income taxes (as percentage of net revenue)
Income from operations	29.1%	27.1%
Other income, net	1.3	0.4
Income before income taxes	30.4	27.5
Provision for income taxes	6.3	10.6
Net income	24.1%	16.9%
Other income, net. Other income, net consists primarily of interest income and foreign currency transaction gains and losses. The increase in other income, net for the three months ended December 31, 2018 was primarily due to increased interest income from our investments, as well as foreign currency gains, compared to the same period in the prior year.
Provision for income taxes. The effective tax rate was 20.8% and 38.7% for the three months ended December 31, 2018 and 2017, respectively. The decrease in the effective tax rate for the three months ended December 31, 2018 is primarily due to the impact of a further reduction in the U.S. federal income tax rate to 21% and the initial effective date of other U.S. tax reform provisions, as compared to the three months ended December 31, 2017 which included one-time charges for the deemed repatriation of undistributed foreign earnings and a remeasurement of the Company’s net deferred tax assets.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at December 31, 2018 and September 30, 2018 were $22.7 million and $33.4 million, respectively. The net deferred tax assets include valuation allowances of $22.4 million and $22.8 million as of December 31, 2018 and September 30, 2018, respectively, which are primarily related to tax net operating losses incurred in certain foreign jurisdictions, and state tax carryforwards.
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

In accordance with SEC Staff Accounting Bulletin No. 118, the Company finalized the computations for the deemed repatriation of undistributed foreign earnings and did not record any adjustments to the provisional amounts previously recorded.
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,546.3 million as of December 31, 2018, compared to $1,450.6 million as of September 30, 2018, representing an increase of $95.7 million. The increase was primarily due to cash provided by operating activities of $197.9 million for the three months ended December 31, 2018, which was partially offset by $101.0 million of cash used for the repurchase of outstanding common stock under our stock repurchase program. Cash provided by operating activities for the first three months of fiscal year 2019 resulted from net income of $130.9 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.
Cash used in investing activities was $60.4 million for the three months ended December 31, 2018, compared to cash used in investing activities of $121.1 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions, capital expenditures and changes in restricted cash requirements. The amount of cash used in investing activities for the three months ended December 31, 2018 was primarily the result of the purchase of investments and capital expenditures related to the build-out of our new corporate headquarters and the expansion of our international facilities, partially offset by the maturity of investments.
Cash used in financing activities was $82.1 million for the three months ended December 31, 2018, compared to cash used in financing activities of $130.1 million for the same period in the prior year. Our financing activities for the three months ended December 31, 2018 consisted of cash required for the repurchase of outstanding common stock under our stock repurchase program of $101.0 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $18.9 million.
Obligations and Commitments
As of December 31, 2018, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2033. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.
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
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of December 31, 2018. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of December 31, 2018, 15.7% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three month period ended December 31, 2018, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2018.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.
In October 2018, we implemented new and modified internal controls over financial reporting in connection with our adoption of ASC Topic 606, Revenue from Contracts with Customers, including internal controls over new systems and processes. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 6 - Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.

Item 1A.	Risk Factors
There have been no material changes to our risk factors from those described in Part 1, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, which was filed with the Securities and Exchange Commission on November 21, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On October 31, 2018, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $4.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. For the three months ended December 31, 2018, the Company repurchased and retired 568,758 shares at an average price of $177.64 per share and the Company had $1.5 billion remaining authorized to purchase shares at December 31, 2018.
Shares repurchased and retired as of December 31, 2018 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2018 — October 31, 2018	—	$—	—	$1,573,571
November 1, 2018 — November 30, 2018	561,951	$177.97	561,951	$1,473,560
December 1, 2018 — December 31, 2018	6,807	$150.01	6,807	$1,472,539

Item 6.	Exhibits

Exhibit Number		Exhibit Description

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of February, 2019.

F5 NETWORKS, INC.

By:	/s/ FRANCIS J. PELZER
Francis J. Pelzer
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)