Form 10-Q
period 2019-03-31
F5 NETWORKS INC
filed 2019-05-03
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	FFIV	NASDAQ Global Select Market
The number of shares outstanding of the registrant’s common stock as of April 29, 2019 was 59,695,236.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2019	September 30, 2018
ASSETS
Current assets
Cash and cash equivalents	$726,662	$424,707
Short-term investments	587,115	614,705
Accounts receivable, net of allowances of $2,326 and $2,040	321,484	295,352
Inventories	33,463	30,568
Other current assets	138,736	52,326
Total current assets	1,807,460	1,417,658
Property and equipment, net	208,221	145,042
Long-term investments	301,357	411,184
Deferred tax assets	21,551	33,441
Goodwill	555,965	555,965
Other assets, net	95,682	42,186
Total assets	$2,990,236	$2,605,476
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$68,156	$57,757
Accrued liabilities	197,295	180,979
Deferred revenue	809,336	715,697
Total current liabilities	1,074,787	954,433
Other long-term liabilities	95,530	65,892
Deferred revenue, long-term	352,109	299,624
Deferred tax liabilities	402	35
Total long-term liabilities	448,041	365,551
Commitments and contingencies (Note 6)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 59,695 and 60,215 shares issued and outstanding	29,401	20,427
Accumulated other comprehensive loss	(19,341)	(22,178)
Retained earnings	1,457,348	1,287,243
Total shareholders’ equity	1,467,408	1,285,492
Total liabilities and shareholders’ equity	$2,990,236	$2,605,476
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Net revenues
Products	$237,859	$237,558	$471,736	$464,861
Services	307,036	295,746	616,929	591,634
Total	544,895	533,304	1,088,665	1,056,495
Cost of net revenues
Products	43,547	44,127	85,957	87,392
Services	44,631	45,518	88,935	89,640
Total	88,178	89,645	174,892	177,032
Gross profit	456,717	443,659	913,773	879,463
Operating expenses
Sales and marketing	170,954	169,970	335,213	337,904
Research and development	96,314	91,056	188,352	176,945
General and administrative	46,656	39,276	89,199	79,260
Total	313,924	300,302	612,764	594,109
Income from operations	142,793	143,357	301,009	285,354
Other income, net	7,434	2,790	14,529	4,935
Income before income taxes	150,227	146,147	315,538	290,289
Provision for income taxes	34,140	36,511	68,546	92,224
Net income	$116,087	$109,636	$246,992	$198,065
Net income per share — basic	$1.94	$1.79	$4.12	$3.20
Weighted average shares — basic	59,686	61,420	59,954	61,812
Net income per share — diluted	$1.93	$1.77	$4.09	$3.18
Weighted average shares — diluted	60,029	62,059	60,374	62,351
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Net income	$116,087	$109,636	$246,992	$198,065
Other comprehensive income (loss):
Foreign currency translation adjustment	(197)	384	(56)	545
Available-for-sale securities:
Unrealized gains (losses) on securities, net of taxes of $679 and $(612) for the three months ended March 31, 2019 and 2018, respectively, and $743 and $(1,186) for the six months ended March 31, 2019 and 2018, respectively	2,849	(1,886)	2,893	(3,536)
Reclassification adjustment for realized losses included in net income, net of taxes of $0 and $0 for the three months ended March 31, 2019 and 2018, respectively, and $0 and $(3) for the six months ended March 31, 2019 and 2018, respectively	—	—	—	8
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	2,849	(1,886)	2,893	(3,528)
Total other comprehensive income (loss)	2,652	(1,502)	2,837	(2,983)
Comprehensive income	$118,739	$108,134	$249,829	$195,082
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	Common Stock		Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(In thousands)
	Three months ended March 31, 2018
Balances, December 31, 2017	61,844	$20,029	$(19,478)	$1,226,627	$1,227,178
Exercise of employee stock options	1	3	—	—	3
Issuance of restricted stock	335	—	—	—	—
Repurchase of common stock	(1,065)	(40,232)	—	(109,789)	(150,021)
Stock-based compensation	—	41,320	—	—	41,320
Net income	—	—	—	109,636	109,636
Other comprehensive loss	—	—	(1,502)	—	(1,502)
Balances, March 31, 2018	61,115	$21,120	$(20,980)	$1,226,474	$1,226,614

	Three months ended March 31, 2019
Balances, December 31, 2018	60,058	$13,277	$(21,993)	$1,417,904	$1,409,188
Issuance of restricted stock	254	—	—	—	—
Repurchase of common stock	(617)	(23,370)	—	(76,643)	(100,013)
Stock-based compensation	—	39,494	—	—	39,494
Net income	—	—	—	116,087	116,087
Other comprehensive income	—	—	2,652	—	2,652
Balances, March 31, 2019	59,695	$29,401	$(19,341)	$1,457,348	$1,467,408

	Six months ended March 31, 2018
Balances, September 30, 2017	62,594	$17,627	$(17,997)	$1,229,762	$1,229,392
Exercise of employee stock options	1	3	—	—	3
Issuance of stock under employee stock purchase plan	193	19,915	—	—	19,915
Issuance of restricted stock	635	—	—	—	—
Repurchase of common stock	(2,308)	(98,693)	—	(201,353)	(300,046)
Stock-based compensation	—	82,268	—	—	82,268
Net income	—	—	—	198,065	198,065
Other comprehensive loss	—	—	(2,983)	—	(2,983)
Balances, March 31, 2018	61,115	$21,120	$(20,980)	$1,226,474	$1,226,614

	Six months ended March 31, 2019
Balances, September 30, 2018	60,215	$20,427	$(22,178)	$1,287,243	$1,285,492
Cumulative effect adjustment from adoption of ASC 606	—	—	—	36,048	36,048
Issuance of stock under employee stock purchase plan	135	18,901	—	—	18,901
Issuance of restricted stock	531	—	—	—	—
Repurchase of common stock	(1,186)	(88,110)	—	(112,935)	(201,045)
Stock-based compensation	—	78,183	—	—	78,183
Net income	—	—	—	246,992	246,992
Other comprehensive income	—	—	2,837	—	2,837
Balances, March 31, 2019	59,695	$29,401	$(19,341)	$1,457,348	$1,467,408
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended March 31,
	2019	2018
Operating activities
Net income	$246,992	$198,065
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss on disposition of assets and investments	47	52
Stock-based compensation	78,183	82,268
Provisions for doubtful accounts and sales returns	(90)	691
Depreciation and amortization	28,246	30,049
Deferred income taxes	3,606	17,642
Changes in operating assets and liabilities:
Accounts receivable	(24,419)	314
Inventories	(2,895)	322
Other current assets	(35,735)	5,493
Other assets	2,683	(1,111)
Accounts payable and accrued liabilities	16,746	(5,308)
Deferred revenue	78,046	46,235
Net cash provided by operating activities	391,410	374,712
Investing activities
Purchases of investments	(211,087)	(353,414)
Maturities of investments	351,600	186,961
Sales of investments	2,499	9,248
Cash provided by sale of fixed asset	—	1,000
Purchases of property and equipment	(50,056)	(16,246)
Net cash provided by (used in) investing activities	92,956	(172,451)
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	18,900	19,917
Repurchase of common stock	(201,045)	(300,046)
Net cash used in financing activities	(182,145)	(280,129)
Net increase (decrease) in cash, cash equivalents and restricted cash	302,221	(77,868)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(265)	576
Cash, cash equivalents and restricted cash, beginning of period	425,894	674,452
Cash, cash equivalents and restricted cash, end of period	$727,850	$597,160
Supplemental disclosures of non-cash activities
Capitalized leasehold improvements paid directly by landlord	$28,814	$—
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Summary of Significant Accounting Policies
Description of Business
F5 Networks, Inc. (the “Company”) is the leading developer and provider of application services. The Company’s core technology is a full-proxy, programmable, highly-scalable software platform called TMOS, which supports a broad array of features and functions designed to ensure that applications delivered over Internet Protocol (IP) networks are secure, fast and available. The Company’s offerings include software products for local and global traffic management, network and application security, identity and access management, web acceleration and a number of other network and application services. F5 offerings are available via software that can run individually or as part of an integrated solution on the Company’s high-performance, scalable, purpose-built BIG-IP appliances and VIPRION chassis-based hardware, as software-only Virtual Editions, or as software-based services available through a number of leading cloud marketplaces. The Company also offers distributed denial-of-service (DDoS) protection, application security and other application services by subscription on its cloud-based Silverline managed service platform. In connection with its products, the Company offers a broad range of support and services including consulting, training, installation and maintenance.
Pending Merger
On March 9, 2019, the Company announced a definitive agreement under which it will acquire all issued and outstanding shares of Nginx, Inc. (“NGINX”), a privately held company headquartered in San Francisco, California, for a total enterprise value of approximately $670 million, subject to certain adjustments. The merger is expected to close later in the second calendar quarter of 2019.
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
There have been no material changes to our significant accounting policies as of and for the three and six months ended March 31, 2019, except for the accounting policies for revenue recognition and deferred contract costs that were updated as a result of adopting Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). For more information, refer to the "Revenue Recognition" and "Recently Adopted Accounting Standards" sections of Note 1 and Note 2 - Revenue from Contracts with Customers.
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

	March 31,	September 30,
	2019	2018
Cash and cash equivalents	$726,662	$424,707
Restricted cash included in other assets, net	1,188	1,187
Total cash, cash equivalents and restricted cash	$727,850	$425,894
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
For its annual impairment test performed in the second quarter of fiscal 2019, the Company completed a quantitative assessment and determined that there was no impairment of goodwill.
The Company's intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company considered potential impairment indicators of acquired intangible assets at March 31, 2019 and noted no indicators of impairment.
Software Development Costs
The authoritative guidance requires certain internal software development costs related to software to be sold to be capitalized upon the establishment of technological feasibility. The Company's software development costs incurred subsequent to achieving technological feasibility have not been significant and, as a result all software development costs have been expensed as research and development activities as incurred.
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
Stock-Based Compensation
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $39.5 million and $41.3 million of stock-based compensation expense for the three months ended March 31, 2019 and 2018, respectively and $78.2 million and $82.3 million of stock-based compensation expense for the six months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $174.5 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
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
As of March 31, 2019, the following annual equity grants for executive officers or a portion thereof are outstanding:

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
Common Stock Repurchase
On October 31, 2018, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $4.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. For the six months ended March 31, 2019, the Company repurchased and retired 1,185,881 shares at an average price of $169.53 per share and the Company had $1.4 billion remaining authorized to purchase shares at March 31, 2019.
In the second quarter of fiscal 2019, the Company announced that, in connection with its acquisition of NGINX, it is suspending its common stock share repurchase program. Management will continue to evaluate market conditions and other factors including the Company’s capital requirements in determining when and whether to continue such program and the levels of such program. The program does not require the purchase of any minimum number of shares and the program may be modified, suspended or discontinued at any time.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Numerator
Net income	$116,087	$109,636	$246,992	$198,065
Denominator
Weighted average shares outstanding — basic	59,686	61,420	59,954	61,812
Dilutive effect of common shares from stock options and restricted stock units	343	639	420	539
Weighted average shares outstanding — diluted	60,029	62,059	60,374	62,351
Basic net income per share	$1.94	$1.79	$4.12	$3.20
Diluted net income per share	$1.93	$1.77	$4.09	$3.18
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were immaterial for the three and six months ended March 31, 2019 and 2018.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than twelve months. The Company’s leases consist of operating leases for its offices and lab spaces. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. Adoption of the new lease standard requires measurement of leases at the beginning of the earliest period presented on a modified retrospective basis. The new standard will be effective for the Company beginning October 1, 2019. The Company anticipates that its long-term leases for office space will be recognized as lease liabilities and corresponding right-of-use assets, and will have a material impact on its consolidated balance sheets upon adoption.
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

The adoption of ASC 606 had an immaterial impact to the Company's consolidated income statements and statements of cash flows for the three and six months ended March 31, 2019.
Capitalized Contract Acquisition Costs
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the six months ended March 31, 2019 (in thousands):

Balance, September 30, 2018	$—
Impacts from adoption of ASC 606	$54,608
Additional capitalized contract acquisition costs deferred	$11,287
Amortization of capitalized contract acquisition costs	$(14,444)
Balance, March 31, 2019	$51,451
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
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. The Company expects to recognize this amount as revenue over the following time periods (in thousands):

	2019	2020	Thereafter	Total
Revenue expected to be recognized on remaining performance obligations	$525,006	$402,034	$234,405	$1,161,445
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
The table below shows significant movements in contract assets (current and noncurrent) for the six months ended March 31, 2019 (in thousands):

Balance, September 30, 2018	$—
Impacts from adoption of ASC 606	$57,499
Revenue recognized during period but not yet billed	$3,733
Contract asset net additions	$29,900
Contract assets reclassified to accounts receivable	$(16,854)
Balance, March 31, 2019	$74,278
As of December 31, 2018, contract assets that are expected to be reclassified to receivables within the next 12 months are included in other current assets, with those expected to be transferred to receivables in more than 12 months included in other assets. There were no impairments of contract assets during the six months ended March 31, 2019.
The impacts to deferred revenue from the adoption of ASC 606 are primarily related to unbilled accounts receivable now being capitalized and included as contract assets on the balance sheet. The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the six months ended March 31, 2019 (in thousands):

Balance, September 30, 2018	$1,015,321
Impacts from adoption of ASC 606	$68,078
Amounts billed but not recognized as revenues	$567,681
Revenues recognized related to the opening balance of deferred revenue	$(489,635)
Balance, March 31, 2019	$1,161,445
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
The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at March 31, 2019, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2019
Cash equivalents	$234,666	$179,687	$—	$414,353
Short-term investments
Available-for-sale securities — certificates of deposits	—	2,228	—	2,228
Available-for-sale securities — corporate bonds and notes	—	462,459	—	462,459
Available-for-sale securities — municipal bonds and notes	—	21,712	—	21,712
Available-for-sale securities — U.S. government securities	—	71,757	—	71,757
Available-for-sale securities — U.S. government agency securities	—	28,959	—	28,959
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	277,421	—	277,421
Available-for-sale securities — municipal bonds and notes	—	14,491	—	14,491
Available-for-sale securities — U.S. government securities	—	2,967	—	2,967
Available-for-sale securities — U.S. government agency securities	—	6,478	—	6,478
Total	$234,666	$1,068,159	$—	$1,302,825

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
The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three and six months ended March 31, 2019 and 2018, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.
The carrying amounts of other current financial assets and other current financial liabilities approximate fair value due to their short-term nature.
4. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

March 31, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposits	$2,228	$—	$—	$2,228
Corporate bonds and notes	463,014	134	(689)	462,459
Municipal bonds and notes	21,761	2	(51)	21,712
U.S. government securities	71,827	15	(85)	71,757
U.S. government agency securities	29,009	—	(50)	28,959
	$587,839	$151	$(875)	$587,115

September 30, 2018	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposits	$2,970	$—	$—	$2,970
Corporate bonds and notes	394,684	9	(943)	393,750
Municipal bonds and notes	22,588	1	(65)	22,524
U.S. government securities	120,283	—	(205)	120,078
U.S. government agency securities	75,587	—	(204)	75,383
	$616,112	$10	$(1,417)	$614,705
Long-term investments consist of the following (in thousands):

March 31, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$277,526	$633	$(738)	$277,421
Municipal bonds and notes	14,491	23	(23)	14,491
U.S. government securities	2,997	—	(30)	2,967
U.S. government agency securities	6,500	1	(23)	6,478
	$301,514	$657	$(814)	$301,357

September 30, 2018	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$370,377	$25	$(2,692)	$367,710
Municipal bonds and notes	24,468	—	(182)	24,286
U.S. government securities	12,956	—	(185)	12,771
U.S. government agency securities	6,500	—	(83)	6,417
	$414,301	$25	$(3,142)	$411,184
The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2019 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$248,518	$(168)	$245,916	$(1,259)	$494,434	$(1,427)
Municipal bonds and notes	6,004	(1)	18,419	(73)	24,423	(74)
U.S. government securities	28,007	(6)	20,863	(109)	48,870	(115)
U.S. government agency securities	9,124	(2)	15,428	(71)	24,552	(73)
Total	$291,653	$(177)	$300,626	$(1,512)	$592,279	$(1,689)

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
The Company invests in securities that are rated investment grade or better. The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of March 31, 2019, there were no investments in its portfolio that were other-than-temporarily impaired.
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
Inventories consist of the following (in thousands):

	March 31, 2019	September 30, 2018
Finished goods	$22,305	$21,339
Raw materials	11,158	9,229
	$33,463	$30,568
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of March 31, 2019 and September 30, 2018 were not considered material.
Commitments
As of March 31, 2019, the Company’s principal commitments consisted of obligations outstanding under operating leases. The Company leases its facilities under operating leases that expire at various dates through 2033. There have been no material changes in the Company's lease obligations compared to those discussed in Note 7 to its annual consolidated financial statements.
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
Legal Proceedings
On April 4, 2016, the Company sued Radware, Inc. in the United States District Court for the Western District of Washington (the case was subsequently moved to the Northern District of California) accusing Radware of infringing three Company patents. The Company’s complaint seeks a jury trial and an unspecified amount of monetary damages, as well as interest, costs, and injunctive relief. Radware moved to dismiss the allegations of one patent, but the motion was denied.  Radware filed inter partes review (IPR) petitions on all of the asserted Company patents, but the US Patent Office dismissed all of the petitions. Radware also filed a counterclaim asserting that the Company infringed one of its now-expired patents. The Company filed an IPR petition against Radware’s counterclaim patent that resulted in cancellation of all but four of the patent’s claims by the Patent Office. The Court then held that F5 does not infringe the four remaining claims. Accordingly, the case will proceed solely on F5's infringement claims against Radware. The Court has entered a schedule for trial in February of 2020.
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
7. Income Taxes
The effective tax rate was 22.7% and 21.7% for the three and six months ended March 31, 2019, respectively, compared to 25.0% and 31.8% for the three and six months ended March 31, 2018, respectively. The effective tax rate for the three and six months ended March 31, 2019 and March 31, 2018 includes various impacts from the Tax Cuts and Jobs Act enacted on December 22, 2017. Significant impacts for the three and six months ended March 31, 2019 include a further reduction in the U.S. federal income tax rate to 21%, a deduction for foreign derived intangible income, a tax on global intangible low taxed income, and repeal of the deduction for income attributable to domestic production activities. The six months ended March 31, 2018 included one-time charges for the deemed repatriation of undistributed foreign earnings, and for the remeasurement of the Company’s net deferred tax assets to reflect the change in the U.S. federal income tax rate when temporary differences are expected to reverse.
At March 31, 2019, the Company had $35.2 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements.  The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2014. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore, Australia, and Israel. The earliest periods open for review by local taxing authorities are fiscal years 2017 for the United Kingdom, 2013 for Japan, 2014 for Singapore, 2014 for Australia, and 2013 for Israel. The Company is currently under audit by the IRS for fiscal year 2016, by various states for fiscal years 2014 through 2017, and by Israel for fiscal years 2013 to 2015. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal year 2015 federal income tax return, fiscal years 2014 and 2015 state income tax returns, and fiscal years 2013 to 2017 foreign income tax returns.
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
The following presents revenues by geographic region (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Americas:
United States	$282,037	$266,440	$546,788	$530,583
Other	25,375	29,538	52,268	56,906
Total Americas	307,412	295,978	599,056	587,489
EMEA	136,549	136,903	285,533	275,891
Asia Pacific[1]	100,934	100,423	204,076	193,115
	$544,895	$533,304	$1,088,665	$1,056,495

(1)	Beginning with the first quarter of fiscal 2019, revenue from Japan is now included with the APAC region. This change has been applied to all periods presented for comparability purposes.
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Ingram Micro, Inc.	20.0%	16.6%	18.4%	16.0%
Tech Data	10.0%	12.0%	—	12.2%
Arrow ECS	10.3%	10.7%	10.6%	11.1%
Synnex Corporation	—	11.2%	—	11.1%
Westcon Group, Inc.	—	10.8%	10.5%	10.5%

The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	March 31, 2019	September 30, 2018
United States	$183,987	$126,790
EMEA	12,460	12,538
Other countries	11,774	5,714
	$208,221	$145,042

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:

•
Revenues. The majority of our revenues are derived from sales of our application delivery controller (ADC) products including our BIG-IP appliances and VIPRION chassis and related software modules and our software-only Virtual Editions; Local Traffic Manager (LTM), DNS Services (formerly Global Traffic Manager); Advanced Firewall Manager (AFM) and Policy Enforcement Manager (PEM), that leverage the unique performance characteristics of our hardware and software architecture; and products that incorporate acquired technology, including Application Security Manager (ASM) and Access Policy Manager (APM); and the WebSafe, MobileSafe, Secure Web Gateway and Silverline DDoS and Application security offerings which are sold to customers on a subscription basis. We also derive revenues from the sales of services including annual maintenance contracts, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends.

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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for the first six months of fiscal year 2019 was primarily due to cash provided by operating activities of $391.4 million, partially offset by $201.0 million of cash used to repurchase outstanding common stock under our stock repurchase program. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $50.1 million for the first six months of fiscal year 2019 were primarily related to the expansion of our facilities to support our operations worldwide as well as investments in information technology infrastructure and equipment purchases to support our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased in the second quarter of fiscal year 2019 primarily due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the second quarter of fiscal year 2019 was 53.

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

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
	(in thousands, except percentages)
Net Revenues
Products	$237,859	$237,558	$471,736	$464,861
Services	307,036	295,746	616,929	591,634
Total	$544,895	$533,304	$1,088,665	$1,056,495
Percentage of net revenues
Products	43.7%	44.5%	43.3%	44.0%
Services	56.3	55.5	56.7	56.0
Total	100.0%	100.0%	100.0%	100.0%
Net revenues. Total net revenues increased 2.2% and 3.0% for the three and six months ended March 31, 2019, respectively, from the same periods in the prior year, respectively. Overall revenue growth for the three and six months ended March 31, 2019, was primarily due to increased service revenues as a result of our increased installed base of products. International revenues represented 48.2% and 49.8% of total net revenues for the three and six months ended March 31, 2019, respectively, compared to 50.0% and 49.8% for the same periods in the prior year, respectively.
Net product revenues remained relatively flat for the three months ended March 31, 2019, from the comparable period in the prior year. Net product revenues increased 1.5% for the six months ended March 31, 2019, from the same period in the prior year. The increase in net product revenues for the six months ended March 31, 2019 was primarily due to an increase in software sales compared to the same period in the prior year.
Net service revenues increased 3.8% and 4.3% for the three and six months ended March 31, 2019, respectively, from the same periods in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.

The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Ingram Micro, Inc.	20.0%	16.6%	18.4%	16.0%
Tech Data	10.0%	12.0%	—	12.2%
Arrow ECS	10.3%	10.7%	10.6%	11.1%
Synnex Corporation	—	11.2%	—	11.1%
Westcon Group, Inc.	—	10.8%	10.5%	10.5%

The following distributors of the Company's products accounted for more than 10% of total receivables:

	March 31, 2019	September 30, 2018	March 31, 2018
Ingram Micro, Inc.	16.0%	16.6%	15.5%
Westcon Group, Inc.	—	—	11.8%
Arrow ECS	11.3%	—	—
Synnex Corporation	—	10.3%	12.3%

No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$43,547	$44,127	$85,957	$87,392
Services	44,631	45,518	88,935	89,640
Total	88,178	89,645	174,892	177,032
Gross profit	$456,717	$443,659	$913,773	$879,463
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	18.3%	18.6%	18.2%	18.8%
Services	14.5	15.4	14.4	15.2
Total	16.2	16.8	16.1	16.8
Gross profit	83.8%	83.2%	83.9%	83.2%
Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues remained relatively flat for the three months ended March 31, 2019, from the comparable period in the prior year. Cost of net product revenues decreased 1.6% for the six months ended March 31, 2019, from the comparable period in the prior year. The decrease in cost of net product revenues is primarily due to a reduction in the volume of product sales.
Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and six months ended March 31, 2019, cost of net service revenues as a percentage of net service revenues was 14.5% and 14.4%, respectively, compared to 15.4% and 15.2% for the same periods in the prior year, respectively. The decrease in cost of net service revenues as a percentage of net service revenues is primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of March 2019 increased to 899 from 885 at the end of March 2018. In addition, cost of net service revenues included stock-based compensation expense of $4.4 million and $9.0 million for the three and six months ended March 31, 2019, respectively, compared to $4.9 million and $9.7 million for the same periods in the prior year, respectively.

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$170,954	$169,970	$335,213	$337,904
Research and development	96,314	91,056	188,352	176,945
General and administrative	46,656	39,276	89,199	79,260
Total	$313,924	$300,302	$612,764	$594,109
Operating expenses (as a percentage of net revenue)
Sales and marketing	31.4%	31.9%	30.8%	32.0%
Research and development	17.7	17.1	17.3	16.7
General and administrative	8.5	7.3	8.2	7.5
Total	57.6%	56.3%	56.3%	56.2%
Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses remained relatively flat for the three and six months ended March 31, 2019, from the comparable periods in the prior year. Sales and marketing headcount at the end of March 2019 increased to 1,864 from 1,704 at the end of March 2018. Sales and marketing expense included stock-based compensation expense of $16.4 million and $31.9 million for the three and six months ended March 31, 2019, respectively, compared to $15.6 million and $31.0 million for the same periods in the prior year, respectively.
Research and development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 5.8% and 6.4% for the three and six months ended March 31, 2019, respectively, from the comparable periods in the prior year. The increase in research and development expense was primarily due to an increase of $2.7 million and $5.9 million in fees paid to outside consultants for research and development services for the three and six months ended March 31, 2019, respectively, from the comparable periods in the prior year. Research and development headcount at the end of March 2019 increased to 1,404 from 1,228 at the end of March 2018. Research and development expense included stock-based compensation expense of $10.3 million and $20.6 million for the three and six months ended March 31, 2019, respectively, compared to $12.5 million and $24.9 million for the same periods in the prior year, respectively.
General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased 18.8% and 12.5% for the three and six months ended March 31, 2019, respectively, from the comparable periods in the prior year. The increase in general and administrative expense was primarily due to an increase of $5.2 million and $5.8 million in fees paid to outside consultants for legal, audit and tax services for the three and six months ended March 31, 2019, respectively, from the comparable periods in the prior year. Fees paid to outside consultants for the three months ended March 31, 2019 included $3.5 million related to the announced acquisition of NGINX. General and administrative headcount at the end of March 2019 increased to 527 from 472 at the end of March 2018. Stock-based compensation expense was $7.9 million and $15.7 million for the three and six months ended March 31, 2019, compared to $7.7 million and $15.3 million for the same periods in the prior year, respectively.

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$142,793	$143,357	$301,009	$285,354
Other income, net	7,434	2,790	14,529	4,935
Income before income taxes	150,227	146,147	315,538	290,289
Provision for income taxes	34,140	36,511	68,546	92,224
Net income	$116,087	$109,636	$246,992	$198,065
Other income and income taxes (as percentage of net revenue)
Income from operations	26.2%	26.9%	27.7%	27.0%
Other income, net	1.4	0.5	1.3	0.5
Income before income taxes	27.6	27.4	29.0	27.5
Provision for income taxes	6.3	6.8	6.3	8.7
Net income	21.3%	20.6%	22.7%	18.8%
Other income, net. Other income, net consists primarily of interest income and foreign currency transaction gains and losses. The increase in other income, net for the three and six months ended March 31, 2019 was primarily due to increased interest income from our investments, as well as foreign currency gains, compared to the same periods in the prior year, respectively.
Provision for income taxes. The effective tax rate was 22.7% and 21.7% for the three and six months ended March 31, 2019, respectively, compared to 25.0% and 31.8% for the three and six months ended March 31, 2018, respectively. The decrease in the effective tax rate for the three and six months ended March 31, 2019 is primarily due to the impact of a further reduction in the U.S. federal income tax rate to 21% and the initial effective date of other U.S. tax reform provisions, as compared to the three and six months ended March 31, 2018. The effective tax rate for the six months ended March 31, 2018 included one-time charges for the deemed repatriation of undistributed foreign earnings, and a remeasurement of the Company’s net deferred tax assets.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at March 31, 2019 and September 30, 2018 were $21.1 million and $33.4 million, respectively. The net deferred tax assets include valuation allowances of $22.6 million and $22.8 million as of March 31, 2019 and September 30, 2018, respectively, which are primarily related to tax net operating losses incurred in certain foreign jurisdictions, and state tax carryforwards.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,615.1 million as of March 31, 2019, compared to $1,450.6 million as of September 30, 2018, representing an increase of $164.5 million. The increase was primarily due to cash provided by operating activities of $391.4 million for the six months ended March 31, 2019, which was partially offset by $201.0 million of cash used for the repurchase of outstanding common stock under our stock repurchase program. Cash provided by operating activities for the first six months of fiscal year 2019 resulted from net income of $247.0 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.

Cash provided by investing activities was $93.0 million for the six months ended March 31, 2019, compared to cash used in investing activities of $172.5 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions and capital expenditures. The amount of cash provided by investing activities for the six months ended March 31, 2019 was primarily the result of the maturity of investments, partially offset by the purchase of investments and capital expenditures related to the build-out of our new corporate headquarters and the expansion of our international facilities.
Cash used in financing activities was $182.1 million for the six months ended March 31, 2019, compared to cash used in financing activities of $280.1 million for the same period in the prior year. Our financing activities for the six months ended March 31, 2019 consisted of cash required for the repurchase of outstanding common stock under our stock repurchase program of $201.0 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $18.9 million.
Obligations and Commitments
As of March 31, 2019, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2033. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.
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
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of March 31, 2019. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of March 31, 2019, 12.4% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the six month period ended March 31, 2019, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2018.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

In October 2018, we implemented new and modified internal controls over financial reporting in connection with our adoption of ASC Topic 606, Revenue from Contracts with Customers, including internal controls over new systems and processes. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the six months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On October 31, 2018, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $4.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. For the six months ended March 31, 2019, the Company repurchased and retired 1,185,881 shares at an average price of $169.53 per share and the Company had $1.4 billion remaining authorized to purchase shares at March 31, 2019.
In the second quarter of fiscal 2019, the Company announced that, in connection with its acquisition of NGINX, it is suspending its common stock share repurchase program. Management will continue to evaluate market conditions and other factors including the Company’s capital requirements in determining when and whether to continue such program and the levels of such program. The program does not require the purchase of any minimum number of shares and the program may be modified, suspended or discontinued at any time.
Shares repurchased and retired as of March 31, 2019 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2018 — October 31, 2018	—	$—	—	$1,573,571
November 1, 2018 — November 30, 2018	561,951	$177.97	561,951	$1,473,560
December 1, 2018 — December 31, 2018	6,807	$150.01	6,807	$1,472,539

January 1, 2019 — January 31, 2019	617,123	$162.06	617,123	$1,372,527
February 1, 2019 — February 28, 2019	—	$—	—	$1,372,527
March 1, 2019 — March 31, 2019	—	$—	—	$1,372,527

Item 6.	Exhibits

Exhibit Number		Exhibit Description

10.1**	—	F5 Networks, Inc. 2014 Incentive Plan, as amended and restated

10.2**	—	F5 Networks, Inc. 2011 Employee Stock Purchase Plan, as amended and restated

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Incorporated by reference from Current Report on Form 8-K dated March 14, 2019 and filed with the SEC on March 14, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of May, 2019.

F5 NETWORKS, INC.

By:	/s/ FRANCIS J. PELZER
Francis J. Pelzer
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)