Form 10-Q
period 2019-06-30
F5 NETWORKS, INC.
filed 2019-08-02
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 000-26041

F5 NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1714307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
801 5th Avenue
Seattle, Washington 98104
(Address of principal executive offices and zip code)
(206) 272-5555
(Registrant’s telephone number, including area code)

401 Elliott Avenue West
Seattle, Washington 98119
(Former name, former address and former
fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of July 29, 2019 was 60,130,021.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2019	September 30, 2018
ASSETS
Current assets
Cash and cash equivalents	$688,350	$424,707
Short-term investments	298,137	614,705
Accounts receivable, net of allowances of $2,562 and $2,040	320,465	295,352
Inventories	36,009	30,568
Other current assets	161,940	52,326
Total current assets	1,504,901	1,417,658
Property and equipment, net	226,002	145,042
Long-term investments	161,619	411,184
Deferred tax assets	25,079	33,441
Goodwill	1,065,379	555,965
Other assets, net	194,295	42,186
Total assets	$3,177,275	$2,605,476
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$55,630	$57,757
Accrued liabilities	213,195	180,979
Deferred revenue	803,241	715,697
Total current liabilities	1,072,066	954,433
Other long-term liabilities	117,804	65,892
Deferred revenue, long-term	363,271	299,624
Deferred tax liabilities	352	35
Total long-term liabilities	481,427	365,551
Commitments and contingencies (Note 7)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 60,129 and 60,215 shares issued and outstanding	98,722	20,427
Accumulated other comprehensive loss	(18,193)	(22,178)
Retained earnings	1,543,253	1,287,243
Total shareholders’ equity	1,623,782	1,285,492
Total liabilities and shareholders’ equity	$3,177,275	$2,605,476
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Net revenues
Products	$248,929	$238,835	$720,665	$703,696
Services	314,465	303,368	931,394	895,002
Total	563,394	542,203	1,652,059	1,598,698
Cost of net revenues
Products	44,336	45,164	130,293	132,556
Services	46,431	45,845	135,366	135,485
Total	90,767	91,009	265,659	268,041
Gross profit	472,627	451,194	1,386,400	1,330,657
Operating expenses
Sales and marketing	195,852	165,806	531,065	503,710
Research and development	116,894	94,061	305,246	271,006
General and administrative	57,141	39,374	146,340	118,634
Total	369,887	299,241	982,651	893,350
Income from operations	102,740	151,953	403,749	437,307
Other income, net	4,722	2,259	19,251	7,194
Income before income taxes	107,462	154,212	423,000	444,501
Provision for income taxes	21,557	31,469	90,103	123,693
Net income	$85,905	$122,743	$332,897	$320,808
Net income per share — basic	$1.43	$2.01	$5.55	$5.21
Weighted average shares — basic	59,981	60,970	59,963	61,531
Net income per share — diluted	$1.43	$1.99	$5.51	$5.16
Weighted average shares — diluted	60,196	61,633	60,372	62,214
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Net income	$85,905	$122,743	$332,897	$320,808
Other comprehensive income (loss):
Foreign currency translation adjustment	118	(1,441)	61	(896)
Available-for-sale securities:
Unrealized gains (losses) on securities, net of taxes of $197 and $177 for the three months ended June 30, 2019 and 2018, respectively, and $940 and $(1,010) for the nine months ended June 30, 2019 and 2018, respectively	918	436	3,811	(3,100)
Reclassification adjustment for realized losses included in net income, net of taxes of $(35) and $0 for the three months ended June 30, 2019 and 2018, respectively, and $(35) and $(4) for the nine months ended June 30, 2019 and 2018, respectively	112	1	113	10
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	1,030	437	3,924	(3,090)
Total other comprehensive income (loss)	1,148	(1,004)	3,985	(3,986)
Comprehensive income	$87,053	$121,739	$336,882	$316,822
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(In thousands)
	Three months ended June 30, 2018
Balances, March 31, 2018	61,115	$21,120	$(20,980)	$1,226,474	$1,226,614
Issuance of stock under employee stock purchase plan	282	28,900	—	—	28,900
Issuance of restricted stock	324	—	—	—	—
Repurchase of common stock	(903)	(68,751)	—	(81,267)	(150,018)
Stock-based compensation	—	38,739	—	—	38,739
Net income	—	—	—	122,743	122,743
Other comprehensive loss	—	—	(1,003)	—	(1,003)
Balances, June 30, 2018	60,818	$20,008	$(21,983)	$1,267,950	$1,265,975

	Three months ended June 30, 2019
Balances, March 31, 2019	59,695	$29,401	$(19,341)	$1,457,348	$1,467,408
Exercise of employee stock options	1	16	—	—	16
Issuance of stock under employee stock purchase plan	199	26,539	—	—	26,539
Issuance of restricted stock	234	—	—	—	—
Stock-based compensation	—	42,766	—	—	42,766
Net income	—	—	—	85,905	85,905
Other comprehensive income	—	—	1,148	—	1,148
Balances, June 30, 2019	60,129	$98,722	$(18,193)	$1,543,253	$1,623,782
The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(In thousands)
	Nine months ended June 30, 2018
Balances, September 30, 2017	62,594	$17,627	$(17,997)	$1,229,762	$1,229,392
Exercise of employee stock options	1	3	—	—	3
Issuance of stock under employee stock purchase plan	475	48,815	—	—	48,815
Issuance of restricted stock	959	—	—	—	—
Repurchase of common stock	(3,211)	(167,444)	—	(282,620)	(450,064)
Stock-based compensation	—	121,007	—	—	121,007
Net income	—	—	—	320,808	320,808
Other comprehensive loss	—	—	(3,986)	—	(3,986)
Balances, June 30, 2018	60,818	$20,008	$(21,983)	$1,267,950	$1,265,975

	Nine months ended June 30, 2019
Balances, September 30, 2018	60,215	$20,427	$(22,178)	$1,287,243	$1,285,492
Cumulative effect adjustment from adoption of ASC 606	—	—	—	36,048	36,048
Exercise of employee stock options	1	16	—	—	16
Issuance of stock under employee stock purchase plan	334	45,439	—	—	45,439
Issuance of restricted stock	765	—	—	—	—
Repurchase of common stock	(1,186)	(88,110)	—	(112,935)	(201,045)
Stock-based compensation	—	120,950	—	—	120,950
Net income	—	—	—	332,897	332,897
Other comprehensive income	—	—	3,985	—	3,985
Balances, June 30, 2019	60,129	$98,722	$(18,193)	$1,543,253	$1,623,782
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended June 30,
	2019	2018
Operating activities
Net income	$332,897	$320,808
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss on disposition of assets and investments	606	64
Stock-based compensation	119,182	121,007
Provisions for doubtful accounts and sales returns	65	1,494
Depreciation and amortization	46,645	44,081
Deferred income taxes	10,171	19,241
Changes in operating assets and liabilities:
Accounts receivable	(16,249)	(6,945)
Inventories	(5,441)	(1,488)
Other current assets	(54,381)	11,590
Other assets	(8,785)	(68)
Accounts payable and accrued liabilities	37,932	(16,423)
Deferred revenue	79,113	63,402
Net cash provided by operating activities	541,755	556,763
Investing activities
Purchases of investments	(210,109)	(499,084)
Maturities of investments	507,804	295,479
Sales of investments	276,278	10,748
Cash provided by sale of fixed asset	—	1,000
Acquisition of businesses, net of cash acquired	(611,550)	—
Purchases of property and equipment	(83,008)	(36,074)
Net cash used in investing activities	(120,585)	(227,931)
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	45,455	48,818
Repurchase of common stock	(201,045)	(450,064)
Net cash used in financing activities	(155,590)	(401,246)
Net increase (decrease) in cash, cash equivalents and restricted cash	265,580	(72,414)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(111)	(1,588)
Cash, cash equivalents and restricted cash, beginning of period	425,894	674,452
Cash, cash equivalents and restricted cash, end of period	$691,363	$600,450
Supplemental disclosures of non-cash activities
Capitalized leasehold improvements paid directly by landlord	$34,487	$—
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Summary of Significant Accounting Policies
Description of Business
F5 Networks, Inc. (the “Company”) is the leading developer and provider of application services. The Company’s core technology is a full-proxy, programmable, highly-scalable software platform called TMOS, which supports a broad array of features and functions designed to ensure that applications delivered over Internet Protocol (IP) networks are secure, fast and available. The Company’s offerings include software products for local and global traffic management, network and application security, identity and access management, web acceleration and a number of other network and application services. F5 offerings are available via software that can run individually or as part of an integrated solution on the Company’s high-performance, scalable, purpose-built BIG-IP appliances and VIPRION chassis-based hardware, as software-only Virtual Editions, or as software-based services available through a number of leading cloud marketplaces. The Company also offers distributed denial-of-service (DDoS) protection, application security and other application services by subscription on its cloud-based Silverline managed service platform. In connection with its products, the Company offers a broad range of support and services including consulting, training, installation and maintenance. On May 8, 2019, the Company completed the acquisition of Nginx, Inc. ("Nginx"), the open source leader in application delivery for modern applications. The combined company will enable multi-cloud application services across all environments, providing the ease-of-use and flexibility developers require while also delivering the scale, security, reliability and enterprise readiness network operations teams demand.
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
There have been no material changes to our significant accounting policies as of and for the three and nine months ended June 30, 2019, except for the accounting policies for revenue recognition and deferred contract costs that were updated as a result of adopting Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). For more information, refer to the "Revenue Recognition" and "Recently Adopted Accounting Standards" sections of Note 1 and Note 2 - Revenue from Contracts with Customers.
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

	June 30,	June 30,
	2019	2018
Cash and cash equivalents	$688,350	$599,268
Restricted cash included in other assets, net	3,013	1,182
Total cash, cash equivalents and restricted cash	$691,363	$600,450

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
Goodwill and Acquired Intangible Assets
Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company tests goodwill for impairment on an annual basis and between annual tests when impairment indicators are identified, and goodwill is written down when impaired. Goodwill has been recorded in connection with various acquisitions, including the acquisition on Nginx in the third quarter of fiscal 2019. For its annual goodwill impairment test in all periods to date, the Company has operated under one reporting unit and the fair value of its reporting unit has been determined by the Company’s enterprise value. The Company performs its annual goodwill impairment test during the second fiscal quarter.
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
The Company's intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives, ranging from two to fifteen years. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company considered potential impairment indicators of acquired intangible assets at June 30, 2019 and noted no indicators of impairment.
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

Stock-Based Compensation
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $41.0 million and $38.7 million of stock-based compensation expense for the three months ended June 30, 2019 and 2018, respectively and $119.2 million and $121.0 million of stock-based compensation expense for the nine months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was $176.1 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over the next two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.
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
As of June 30, 2019, the following annual equity grants for executive officers or a portion thereof are outstanding:

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

Common Stock Repurchase
On October 31, 2018, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $4.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. For the nine months ended June 30, 2019, the Company repurchased and retired 1,185,881 shares at an average price of $169.53 per share and the Company had $1.4 billion remaining authorized to purchase shares at June 30, 2019.
In the second quarter of fiscal 2019, the Company announced that, in connection with its acquisition of Nginx, it was suspending the automatic component of its common stock share repurchase program. Management will continue to evaluate market conditions and other factors including the Company’s capital requirements in determining when and whether to repurchase shares and when and whether to re-implement an automatic component of its repurchase program. The program does not require the purchase of any minimum number of shares and the program may be modified, suspended or discontinued at any time.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Numerator
Net income	$85,905	$122,743	$332,897	$320,808
Denominator
Weighted average shares outstanding — basic	59,981	60,970	59,963	61,531
Dilutive effect of common shares from stock options and restricted stock units	215	663	409	683
Weighted average shares outstanding — diluted	60,196	61,633	60,372	62,214
Basic net income per share	$1.43	$2.01	$5.55	$5.21
Diluted net income per share	$1.43	$1.99	$5.51	$5.16

Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were immaterial for the three and nine months ended June 30, 2019 and 2018.
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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The Company adopted this new accounting standard on October 1, 2018. The adoption did not have an impact on the Company's consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which provides a more robust framework to use in determining when a set of assets and activities is considered a business. The Company adopted this new accounting standard on October 1, 2018. The adoption did not have an impact on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (ASU 2017-09), which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The Company adopted this new accounting standard on October 1, 2018. The adoption did not have an impact on the Company's consolidated financial statements.
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

	Ending Balance as of September 30, 2018 (ASC 605)	ASC 606 Adjustments	Beginning Balance as of October 1, 2018 (ASC 606)
Assets
Other current assets[1]	$52,326	$50,558	$102,884
Other assets, net[1]	$42,186	$59,676	$101,862
Deferred tax assets	$33,441	$(7,902)	$25,539
Liabilities and Shareholders' Equity
Deferred revenue	$715,697	$35,464	$751,161
Deferred revenue, long-term	$299,624	$32,614	$332,238
Retained earnings[2]	$1,287,243	$36,048	$1,323,291

(1)	Upon the adoption of ASC 606, capitalized contract acquisition costs and unbilled accounts receivable are reported as part of other current assets and other assets, net.

(2)
The net increase to retained earnings of $36.0 million was primarily related to the capitalization of contract acquisition costs of $54.6 million, partially offset by a decrease of $8.8 million due to changes in deferred revenue and a decrease of $7.9 million from the impact on deferred income taxes.

As a result of an increase in sales of the Company's software solutions sold as Enterprise License Agreements and annual subscriptions, the adoption of ASC 606 had a material impact to the Company's consolidated balance sheet as of June 30, 2019 and consolidated income statements for the three and nine months ended June 30, 2019.
The following table summarizes the impact of adopting ASC 606 on the Company's consolidated balance sheet as of June 30, 2019 (in thousands):

	June 30, 2019
	As Reported (ASC 606)	Impacts Subsequent to the Date of Adoption	Impacts on the Date of Adoption (October 1, 2018)	Without Adoption (ASC 605)
Assets
Other current assets	$161,940	$23,480	$50,558	$87,902
Other assets, net	$194,295	$11,714	$59,676	$122,905
Deferred tax assets	$25,079	$(1,961)	$(7,902)	$34,942
Total assets	$3,177,275	$33,233	$102,332	$3,041,710
Liabilities and Shareholders' Equity
Accrued liabilities	$213,195	$4,916	$—	$208,279
Deferred revenue	$803,241	$11,589	$35,464	$756,188
Deferred revenue, long-term	$363,271	$(10,472)	$32,614	$341,129
Total liabilities	$1,553,493	$6,033	$68,078	$1,479,382
Retained earnings	$1,543,253	$25,406	$36,048	$1,481,799
Total liabilities and shareholders' equity	$3,177,275	$31,439	$104,126	$3,041,710

The following table summarizes the impact of adopting ASC 606 on the Company's consolidated income statement for the three months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019
	As Reported (ASC 606)	Effect of Adoption of ASC 606	Without Adoption (ASC 605)
Total net revenues	$563,394	$29,338	$534,056
Total cost of net revenues	$90,767	$626	$90,141
Gross profit	$472,627	$28,712	$443,915
Total operating expenses	$369,887	$(1,352)	$371,239
Income before income taxes	$107,462	$30,064	$77,398
Provision for income taxes	$21,557	$6,031	$15,526
Net income	$85,905	$24,033	$61,872

Net income per share — basic	$1.43	$0.40	$1.03
Net income per share — diluted	$1.43	$0.40	$1.03

The following table summarizes the impact of adopting ASC 606 on the Company's consolidated income statement for the nine months ended June 30, 2019 (in thousands):

	Nine Months Ended June 30, 2019
	As Reported (ASC 606)	Effect of Adoption of ASC 606	Without Adoption (ASC 605)
Total net revenues	$1,652,059	$36,528	$1,615,531
Total cost of net revenues	$265,659	$2,440	$263,219
Gross profit	$1,386,400	$34,088	$1,352,312
Total operating expenses	$982,651	$1,805	$980,846
Income before income taxes	$423,000	$32,283	$390,717
Provision for income taxes	$90,103	$6,877	$83,226
Net income	$332,897	$25,406	$307,491

Net income per share — basic	$5.55	$0.42	$5.13
Net income per share — diluted	$5.51	$0.42	$5.09

The adoption of ASC 606 did not have a material impact to cash from or used in operating, financing, or investing activities on the Company’s consolidated statement of cash flows for the nine months ended June 30, 2019.
Capitalized Contract Acquisition Costs
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the nine months ended June 30, 2019 (in thousands):

Balance, September 30, 2018	$—
Impacts from adoption of ASC 606	$54,608
Additional capitalized contract acquisition costs deferred	$22,460
Amortization of capitalized contract acquisition costs	$(21,380)
Balance, June 30, 2019	$55,688

Amortization of capitalized contract acquisition costs is recorded in Sales and Marketing expense in the accompanying consolidated income statements for the three and nine months ended June 30, 2019. There was no impairment of any capitalized contract acquisition costs.

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
The table below shows significant movements in contract assets (current and noncurrent) for the nine months ended June 30, 2019 (in thousands):

Balance, September 30, 2018	$—
Impacts from adoption of ASC 606	$57,499
Revenue recognized during period but not yet billed	$15,240
Contract asset net additions	$50,159
Contract assets reclassified to accounts receivable	$(29,386)
Balance, June 30, 2019	$93,512

As of June 30, 2019, contract assets that are expected to be reclassified to receivables within the next 12 months are included in other current assets, with those expected to be transferred to receivables in more than 12 months included in other assets. There were no impairments of contract assets during the nine months ended June 30, 2019.
The impacts to deferred revenue from the adoption of ASC 606 are primarily related to unbilled accounts receivable now being capitalized and included as contract assets on the balance sheet. The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the nine months ended June 30, 2019 (in thousands):

Balance, September 30, 2018	$1,015,321
Impacts from adoption of ASC 606	$68,078
Amounts billed but not recognized as revenues	$731,306
Revenues recognized related to the opening balance of deferred revenue	$(648,193)
Balance, June 30, 2019	$1,166,512

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
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. The Company expects to recognize this amount as revenue over the following time periods (in thousands):

	2,019	2,020	Thereafter	Total
Revenue expected to be recognized on remaining performance obligations	$278,529	$574,901	$313,082	$1,166,512

See Note 9, Geographic Sales and Significant Customers, for disaggregated revenue by significant customer and geographic region.
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

Fiscal Year 2019 Acquisition of Nginx, Inc.
On March 9, 2019, the Company entered into a Merger Agreement (the “Merger Agreement”) with Nginx, Inc. ("Nginx"), a provider of open source web server software and application delivery solutions. The transaction closed on May 8, 2019 with Nginx becoming a wholly-owned subsidiary of F5.
Pursuant to the Merger Agreement, at the effective time of the Merger, the capital stock of Nginx and the vested outstanding and unexercised stock options in Nginx were cancelled and converted to the right to receive approximately $643.2 million in cash, subject to certain adjustments and conditions set forth in the Merger Agreement, and the unvested stock options and restricted stock units in Nginx held by continuing employees of Nginx were assumed by F5, on the terms and conditions set forth in the Merger Agreement. Included in cash consideration was $19.0 million of transaction costs paid by F5 on behalf of Nginx. In addition, the Company incurred an additional $1.0 million of transaction costs associated with the acquisition which was included in General and Administrative expenses for the third quarter of fiscal 2019.
Nginx is an open source leader in application delivery. The combined company will enable multi-cloud application services across all environments, providing the ease-of-use and flexibility developers require while also delivering the scale, security, reliability and enterprise readiness network operations teams demand. As a result of the acquisition, the Company acquired all the assets and assumed all the liabilities of Nginx. The goodwill related to the Nginx acquisition is comprised primarily of expected synergies from combining operations and the acquired intangible assets that do not qualify for separate recognition. The results of operations of Nginx have been included in the Company’s consolidated financial statements from the date of acquisition.
The purchase price allocation is as follows (in thousands):

Assets acquired
Cash and cash equivalents	$29,911
Fair value of tangible assets:
Accounts receivable	7,306
Other current assets	4,214
Property and equipment, net	1,822
Deferred tax assets	10,357
Intangible assets	89,300
Goodwill	509,414
Total assets acquired	$652,324
Liabilities assumed
Accounts payable	$(1,081)
Deferred revenue	(4,000)
Other liabilities	(4,035)
Total liabilities assumed	$(9,116)
Net assets acquired	$643,208

The allocation of the purchase price and the estimated useful lives associated with certain assets is as follows (in thousands):

		Estimated
	Amount	Useful Life
Net tangible assets	$44,494	—
Identifiable intangible assets:
Developed technologies	62,500	7 years
Customer relationships	12,000	15 years
Trade name	14,500	7 years
Non-competition agreements	300	2 years
Goodwill	509,414	—
Total purchase price	$643,208

The developed technology intangible asset will be amortized on a straight-line basis over its estimated useful life of seven years and included in cost of net product revenues. The trade names and customer relationships intangible assets will be amortized on a straight-line basis over their estimated useful lives of seven years and fifteen years, respectively, and included in sales and marketing expenses. The weighted average life of the amortizable intangible assets recognized from the Nginx merger was 8.1 years The estimated useful lives for the acquired intangible assets were based on the expected future cash flows associated with the respective asset. Tax deductible goodwill based on the Company's preliminary calculation is $437.4 million.
The unaudited pro forma financial information shown below summarizes the combined results of operations for F5 and Nginx as if the closing of the acquisition had occurred on October 1, 2017, the first day of F5's fiscal year 2018. The unaudited pro forma financial information includes adjustments that are directly attributable to the business combination and are factually supportable. The adjustments primarily reflect the amortization of acquired intangible assets, share-based compensation expense for replacement awards, as well as the pro forma tax impact for such adjustments at the statutory rate. The unaudited pro forma results for the nine months ended June 30, 2018 also includes $21.8 million in non-recurring retention costs for Nginx employees and $1.0 million in transaction costs associated with the acquisition. The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred from integrating these companies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisitions had occurred at the beginning of the periods presented, nor are they indicative of future results of operations (in thousands, except per share amounts):

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Net revenue	$568,272	$546,324	$1,671,875	$1,609,341
Net income	$100,329	$110,800	$324,074	$267,742

For the three and nine months ended June 30, 2019, Nginx contributed $5.1 million to F5's consolidated net revenues and $5.9 million in losses to F5's consolidated net income.
4. Fair Value Measurements
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
The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at June 30, 2019, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2019
Cash equivalents	$48,807	$228,127	$—	$276,934
Short-term investments
Available-for-sale securities — certificates of deposits	—	734	—	734
Available-for-sale securities — corporate bonds and notes	—	256,422	—	256,422
Available-for-sale securities — municipal bonds and notes	—	13,054	—	13,054
Available-for-sale securities — U.S. government securities	—	25,929	—	25,929
Available-for-sale securities — U.S. government agency securities	—	1,998	—	1,998
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	155,348	—	155,348
Available-for-sale securities — municipal bonds and notes	—	3,776	—	3,776
Available-for-sale securities — U.S. government agency securities	—	2,495	—	2,495
Total	$48,807	$687,883	$—	$736,690

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

The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three and nine months ended June 30, 2019 and 2018, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.
The carrying amounts of other current financial assets and other current financial liabilities approximate fair value due to their short-term nature.
5. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

June 30, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposits	$734	$—	$—	$734
Corporate bonds and notes	256,471	238	(287)	256,422
Municipal bonds and notes	13,066	3	(15)	13,054
U.S. government securities	25,942	10	(23)	25,929
U.S. government agency securities	2,000	—	(2)	1,998
	$298,213	$251	$(327)	$298,137

September 30, 2018	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposits	$2,970	$—	$—	$2,970
Corporate bonds and notes	394,684	9	(943)	393,750
Municipal bonds and notes	22,588	1	(65)	22,524
U.S. government securities	120,283	—	(205)	120,078
U.S. government agency securities	75,587	—	(204)	75,383
	$616,112	$10	$(1,417)	$614,705

Long-term investments consist of the following (in thousands):

June 30, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$154,893	$590	$(135)	$155,348
Municipal bonds and notes	3,776	8	(8)	3,776
U.S. government agency securities	2,500	—	(5)	2,495
	$161,169	$598	$(148)	$161,619

September 30, 2018	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$370,377	$25	$(2,692)	$367,710
Municipal bonds and notes	24,468	—	(182)	24,286
U.S. government securities	12,956	—	(185)	12,771
U.S. government agency securities	6,500	—	(83)	6,417
	$414,301	$25	$(3,142)	$411,184

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2019 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$66,064	$(70)	$165,970	$(352)	$232,034	$(422)
Municipal bonds and notes	1,105	—	10,786	(23)	11,891	(23)
U.S. government securities	—	—	12,964	(23)	12,964	(23)
U.S. government agency securities	—	—	4,492	(7)	4,492	(7)
Total	$67,169	$(70)	$194,212	$(405)	$261,381	$(475)

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

The Company invests in securities that are rated investment grade or better. The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of June 30, 2019, there were no investments in its portfolio that were other-than-temporarily impaired.
6. Balance Sheet Details
Inventories consist of the following (in thousands):

	June 30, 2019	September 30, 2018
Finished goods	$23,103	$21,339
Raw materials	12,906	9,229
	$36,009	$30,568

Other current assets consist of the following (in thousands):

	June 30, 2019	September 30, 2018
Prepaid expenses	$82,794	$39,531
Unbilled accounts receivable	51,798	—
Other	27,348	12,795
	$161,940	$52,326

Other assets, net consist of the following (in thousands):

	June 30, 2019	September 30, 2018
Intangible assets	$113,389	$31,259
Other	80,906	10,927
	$194,295	$42,186

Other Other long-term liabilities consist of the following (in thousands):

	June 30, 2019	September 30, 2018
Deferred rent	$65,526	$31,151
Income taxes payable	35,655	30,864
Other	16,623	3,877
	$117,804	$65,892

7. Commitments and Contingencies
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of June 30, 2019 and September 30, 2018 were not considered material.
Commitments
As of June 30, 2019, the Company’s principal commitments consisted of obligations outstanding under operating leases. The Company leases its facilities under operating leases that expire at various dates through 2033. There have been no material changes in the Company's lease obligations compared to those discussed in Note 7 to its annual consolidated financial statements.
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
Legal Proceedings
On April 4, 2016, the Company sued Radware, Inc. in the United States District Court for the Western District of Washington (the case was subsequently moved to the Northern District of California) accusing Radware of infringing three Company patents. The Company’s complaint sought a jury trial and an unspecified amount of monetary damages, as well as interest, costs, and injunctive relief. Radware moved to dismiss the allegations of one patent, but the motion was denied.  Radware filed inter partes review (IPR) petitions on all of the asserted Company patents, but the US Patent Office dismissed all of the petitions. Radware also filed a counterclaim asserting that the Company infringed one of its now-expired patents. The Company filed an IPR petition against Radware’s counterclaim patent that resulted in cancellation of all but four of the patent’s claims by the Patent Office. The Court then held that F5 does not infringe the four remaining claims. F5's claims against Radware were later dismissed pursuant to a settlement agreement, the terms of which are confidential. The settlement did not have a material impact to the Company's consolidated financial statements.
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

8. Income Taxes
The effective tax rate was 20.1% and 21.3% for the three and nine months ended June 30, 2019, respectively, compared to 20.4% and 27.8% for the three and nine months ended June 30, 2018, respectively. The effective tax rate for the three and nine months ended June 30, 2019 and June 30, 2018 includes various impacts from the Tax Cuts and Jobs Act enacted on December 22, 2017. Significant impacts for the three and nine months ended June 30, 2019 include a further reduction in the U.S. federal income tax rate to 21%, a deduction for foreign derived intangible income, a tax on global intangible low taxed income, and repeal of the deduction for income attributable to domestic production activities. The nine months ended June 30, 2018 included one-time charges for the deemed repatriation of undistributed foreign earnings, and for the remeasurement of the Company’s net deferred tax assets to reflect the change in the U.S. federal income tax rate when temporary differences are expected to reverse.
At June 30, 2019, the Company had $35.8 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements.  The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2015. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore, Australia, and Israel. The earliest periods open for review by local taxing authorities are fiscal years 2017 for the United Kingdom, 2013 for Japan, 2014 for Singapore, 2015 for Australia, and 2013 for Israel. The Company is currently under audit by the IRS for fiscal year 2016, by various states for fiscal years 2014 through 2017, and by Israel for fiscal years 2013 to 2017. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal year 2016 federal income tax return, fiscal years 2014, 2015 and 2016 state income tax returns, and fiscal years 2013 to 2017 foreign income tax returns.
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

The following presents revenues by geographic region (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Americas:
United States	$273,273	$275,011	$820,061	$805,594
Other	27,429	30,453	79,697	87,359
Total Americas	300,702	305,464	899,758	892,953
EMEA	132,806	130,821	418,339	406,712
Asia Pacific[1]	129,886	105,918	333,962	299,033
	$563,394	$542,203	$1,652,059	$1,598,698

(1)	Beginning with the first quarter of fiscal 2019, revenue from Japan is now included with the APAC region. This change has been applied to all periods presented for comparability purposes.
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Ingram Micro, Inc.	17.8%	16.9%	18.2%	16.3%
Tech Data	10.8%	11.0%	10.2%	11.8%
Arrow ECS [1]	—	10.5%	10.3%	10.9%
Synnex Corporation [1]	—	11.4%	—	11.2%
Westcon Group, Inc.	10.0%	10.1%	10.3%	10.4%

(1)
Arrow ECS accounted for under 10% of total net revenue for the three months ended June 30, 2019. Synnex Corporation accounted for under 10% of total net revenue for the three and nine months ended June 30, 2019.

The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	June 30, 2019	September 30, 2018
United States	$198,902	$126,790
EMEA	12,405	12,538
Other countries	14,695	5,714
	$226,002	$145,042

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
On May 8, 2019, the Company completed the acquisition of Nginx, the open source leader in application delivery for modern applications. The combined company will enable multi-cloud application services across all environments, providing the ease-of-use and flexibility developers require while also delivering the scale, security, reliability and enterprise readiness network operations teams demand.
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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The decrease in cash and investments for the first nine months of fiscal year 2019 was primarily due to $611.6 million in cash paid for the acquisition of Nginx in the third quarter of fiscal 2019, partially offset by cash provided by operating activities of $541.8 million. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $83.0 million for the first nine months of fiscal year 2019 were primarily related to the expansion of our facilities to support our operations worldwide as well as investments in information technology infrastructure and equipment purchases to support our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased in the third quarter of fiscal year 2019 primarily due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the third quarter of fiscal year 2019 was 51.

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

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
	(in thousands, except percentages)
Net Revenues
Products	$248,929	$238,835	$720,665	$703,696
Services	314,465	303,368	931,394	895,002
Total	$563,394	$542,203	$1,652,059	$1,598,698
Percentage of net revenues
Products	44.2%	44.0%	43.6%	44.0%
Services	55.8	56.0	56.4	56.0
Total	100.0%	100.0%	100.0%	100.0%
Net revenues. Total net revenues increased 3.9% and 3.3% for the three and nine months ended June 30, 2019, respectively, from the comparable periods in the prior year. Overall revenue growth for the three and nine months ended June 30, 2019, was primarily due to increased software revenue including our subscription based products and increased service revenues as a result of our increased installed base of products. International revenues represented 51.5% and 50.4% of total net revenues for the three and nine months ended June 30, 2019, respectively, compared to 49.3% and 49.6% for the same periods in the prior year, respectively.
Net product revenues increased 4.2% and 2.4% for the three and nine months ended June 30, 2019, respectively, from the comparable periods in the prior year. The increase in net product revenues for the nine months ended June 30, 2019 was primarily due to an increase in software sales compared to the same period in the prior year.
Net service revenues increased 3.7% and 4.1% for the three and nine months ended June 30, 2019, respectively, from the comparable periods in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.

The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Ingram Micro, Inc.	17.8%	16.9%	18.2%	16.3%
Tech Data	10.8%	11.0%	10.2%	11.8%
Arrow ECS [1]	—	10.5%	10.3%	10.9%
Synnex Corporation [1]	—	11.4%	—	11.2%
Westcon Group, Inc.	10.0%	10.1%	10.3%	10.4%

(1)
Arrow ECS accounted for under 10% of total net revenue for the three months ended June 30, 2019. Synnex Corporation accounted for under 10% of total net revenue for the three and nine months ended June 30, 2019.

The following distributors of the Company's products accounted for more than 10% of total receivables:

	June 30, 2019	September 30, 2018
Ingram Micro, Inc.	15.5%	16.6%
Westcon Group, Inc.	10.0%	—
Arrow ECS	—	—
Synnex Corporation	—	10.3%
No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$44,336	$45,164	$130,293	$132,556
Services	46,431	45,845	135,366	135,485
Total	90,767	91,009	265,659	268,041
Gross profit	$472,627	$451,194	$1,386,400	$1,330,657
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	17.8%	18.9%	18.1%	18.8%
Services	14.8	15.1	14.5	15.1
Total	16.1	16.8	16.1	16.8
Gross profit	83.9%	83.2%	83.9%	83.2%
Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues decreased 1.8% and 1.7% for the three and nine months ended June 30, 2019, respectively, from the comparable periods in the prior year. The decrease in cost of net product revenues for the three months ended June 30, 2019 is primarily due to a change in product mix.
Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and nine months ended June 30, 2019, cost of net service revenues as a percentage of net service revenues was 14.8% and 14.5%, respectively, compared to 15.1% and 15.1% for the comparable periods in the prior year, respectively. The decrease in cost of net service revenues as a percentage of net service revenues is primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of June 2019 increased to 926 from 906 at the end of June 2018. In addition, cost of net service revenues included stock-based compensation expense of $4.6 million and $13.6 million for the three and nine months ended June 30, 2019, respectively, compared to $4.4 million and $14.2 million for the same periods in the prior year, respectively.

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$195,852	$165,806	$531,065	$503,710
Research and development	116,894	94,061	305,246	271,006
General and administrative	57,141	39,374	146,340	118,634
Total	$369,887	$299,241	$982,651	$893,350
Operating expenses (as a percentage of net revenue)
Sales and marketing	34.8%	30.6%	32.1%	31.5%
Research and development	20.7	17.3	18.5	17.0
General and administrative	10.2	7.3	8.9	7.4
Total	65.7%	55.2%	59.5%	55.9%
Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased 18.1% and 5.4% for the three and nine months ended June 30, 2019, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to an increase of $15.8 million and $15.7 million in personnel costs for the three and nine months ended June 30, 2019, respectively, from the comparable periods in the prior year. In addition, facilities costs for our Sales and Marketing organization increased $2.9 million and $3.7 million for the three and nine months ended June 30, 2019, respectively, from the comparable periods in the prior year, primarily due to the move of our corporate headquarters which began in April 2019. Sales and marketing headcount at the end of June 2019 increased to 2,092 from 1,721 at the end of June 2018. Sales and marketing expense included stock-based compensation expense of $17.8 million and $49.6 million for the three and nine months ended June 30, 2019, respectively, compared to $16.2 million and $47.2 million for the same periods in the prior year, respectively.
Research and development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased 24.3% and 12.6% for the three and nine months ended June 30, 2019, respectively, from the comparable periods in the prior year. The increase in research and development expense was primarily due to an increase of $17.9 million and $19.7 million in personnel costs for the three and nine months ended June 30, 2019, respectively, from the comparable periods in the prior year. In addition, facilities costs increased $4.5 million and $6.6 million for the three and nine months ended June 30, 2019, respectively, from the comparable periods in the prior year, primarily due to the move of our corporate headquarters which began in April 2019. Research and development headcount at the end of June 2019 increased to 1,492 from 1,284 at the end of June 2018. Research and development expense included stock-based compensation expense of $10.0 million and $30.6 million for the three and nine months ended June 30, 2019, respectively, compared to $11.5 million and $36.4 million for the same periods in the prior year, respectively.
General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, facilities and depreciation expenses. General and administrative expenses increased 45.1% and 23.4% for the three and nine months ended June 30, 2019, respectively, from the comparable periods in the prior year. The increase in general and administrative expense was primarily due to an increase of $7.8 million and $13.6 million in fees paid to outside consultants for legal, accounting and tax services for the three and nine months ended June 30, 2019, respectively, from the comparable periods in the prior year. Fees paid to outside consultants for the three and nine months ended June 30, 2019 were primarily related to the acquisition of Nginx. General and administrative headcount at the end of June 2019 increased to 581 from 467 at the end of June 2018. General and administrative expense included stock-based compensation expense of $8.1 million and $23.8 million for the three and nine months ended June 30, 2019, compared to $6.1 million and $21.4 million for the same periods in the prior year, respectively.

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$102,740	$151,953	$403,749	$437,307
Other income, net	4,722	2,259	19,251	7,194
Income before income taxes	107,462	154,212	423,000	444,501
Provision for income taxes	21,557	31,469	90,103	123,693
Net income	$85,905	$122,743	$332,897	$320,808
Other income and income taxes (as percentage of net revenue)
Income from operations	18.2%	28.0%	24.4%	27.4%
Other income, net	0.8	0.4	1.2	0.4
Income before income taxes	19.0	28.4	25.6	27.8
Provision for income taxes	3.8	5.8	5.5	7.7
Net income	15.2%	22.6%	20.1%	20.1%
Other income, net. Other income, net consists primarily of interest income and foreign currency transaction gains and losses. The increase in other income, net for the three and nine months ended June 30, 2019 was primarily due to increased interest income from our investments, as well as foreign currency gains, compared to the same periods in the prior year.
Provision for income taxes. The effective tax rate was 20.1% and 21.3% for the three and nine months ended June 30, 2019, respectively, compared to 20.4% and 27.8% for the three and nine months ended June 30, 2018, respectively. The decrease in the effective tax rate for the three and nine months ended June 30, 2019 is primarily due to the impact of a further reduction in the U.S. federal income tax rate to 21% and the initial effective date of other U.S. tax reform provisions, partially offset by a decrease in excess tax benefit related to stock compensation, as compared to the three and nine months ended June 30, 2018. The effective tax rate for the nine months ended June 30, 2018 included one-time charges for the deemed repatriation of undistributed foreign earnings, and a remeasurement of the Company’s net deferred tax assets.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at June 30, 2019 and September 30, 2018 were $24.7 million and $33.4 million, respectively. The net deferred tax assets include valuation allowances of $23.4 million and $22.8 million as of June 30, 2019 and September 30, 2018, respectively, which are primarily related to tax net operating losses incurred in certain foreign jurisdictions, and state tax carryforwards.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,148.1 million as of June 30, 2019, compared to $1,450.6 million as of September 30, 2018, representing a decrease of $302.5 million. The decrease was primarily due to $611.6 million in cash paid for the acquisition of Nginx in the third quarter of fiscal 2019, partially offset by cash provided by operating activities of $541.8 million for the nine months ended June 30, 2019. Cash provided by operating activities for the first nine months of fiscal year 2019 resulted from net income of $332.9 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.

Cash used in investing activities was $120.6 million for the nine months ended June 30, 2019, compared to cash used in investing activities of $227.9 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions and capital expenditures. The amount of cash used in investing activities for the nine months ended June 30, 2019 was primarily the result of $611.6 million in cash paid for the acquisition of Nginx, along with capital expenditures related to the build-out of our new corporate headquarters and the purchase of investments, partially offset by the maturity and sale of investments.
Cash used in financing activities was $155.6 million for the nine months ended June 30, 2019, compared to cash used in financing activities of $401.2 million for the same period in the prior year. Our financing activities for the nine months ended June 30, 2019 consisted of cash required for the repurchase of outstanding common stock under our stock repurchase program of $201.0 million, partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $45.5 million.
Obligations and Commitments
As of June 30, 2019, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2033. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.
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
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of June 30, 2019. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of June 30, 2019, 6.6% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine month period ended June 30, 2019, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2018.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting
On May 8, 2019, we completed the acquisition of Nginx. We are in the process of integrating Nginx into our systems and control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration.
There were no changes in our internal control over financial reporting during the three months ended June 30, 2019, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 7 - Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.

Item 1A.	Risk Factors
There have been no material changes to our risk factors from those described in Part 1, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, which was filed with the Securities and Exchange Commission on November 21, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On October 31, 2018, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $4.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. For the nine months ended June 30, 2019, the Company repurchased and retired 1,185,881 shares at an average price of $169.53 per share and the Company had $1.4 billion remaining authorized to purchase shares at June 30, 2019.
In the second quarter of fiscal 2019, the Company announced that, in connection with its acquisition of Nginx, it was suspending the automatic component of its common stock share repurchase program. Management will continue to evaluate market conditions and other factors including the Company’s capital requirements in determining when and whether to repurchase shares and when and whether to re-implement an automatic component to its repurchase program. The program does not require the purchase of any minimum number of shares and the program may be modified, suspended or discontinued at any time.
Shares repurchased and retired as of June 30, 2019 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2018 — October 31, 2018	—	$—	—	$1,573,571
November 1, 2018 — November 30, 2018	561,951	$177.97	561,951	$1,473,560
December 1, 2018 — December 31, 2018	6,807	$150.01	6,807	$1,472,539

January 1, 2019 — January 31, 2019	617,123	$162.06	617,123	$1,372,527
February 1, 2019 — February 28, 2019	—	$—	—	$1,372,527
March 1, 2019 — March 31, 2019	—	$—	—	$1,372,527

April 1, 2019 — April 30, 2019	—	$—	—	$1,372,527
May 1, 2019 — May 31, 2019	—	$—	—	$1,372,527
June 1, 2019 — June 30, 2019	—	$—	—	$1,372,527

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number		Exhibit Description

10.1*	—	F5 Networks, Inc. Nginx Acquisition Equity Incentive Plan Award Agreement (Accelerated Vesting)

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of August, 2019.

F5 NETWORKS, INC.

By:	/s/ FRANCIS J. PELZER
Francis J. Pelzer
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)