Form 10-K
period 2019-09-30
F5 NETWORKS, INC.
filed 2019-11-15
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File Number 000-26041

F5 Networks, Inc.
(Exact name of Registrant as specified in its charter)

Washington	91-1714307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
801 5th Avenue
Seattle, Washington 98104
(Address of principal executive offices, including zip code)
(206) 272-5555
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, no par value	FFIV	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☑	Accelerated Filer	☐
Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 29, 2019, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $9,350,718,618 based on the closing sales price of the Registrant’s Common Stock on the NASDAQ Global Select Market on that date.
As of November 11, 2019, the number of shares of the Registrant’s common stock outstanding was 60,793,880.

DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of this Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the Registrant’s Definitive Proxy Statement for the Annual Shareholders Meeting for fiscal year 2019, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this Report relates.

F5 NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2019

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
Unless the context otherwise requires, in this Annual Report on Form 10-K, the terms “F5 Networks,” “the Company,” “we,” “us,” and “our” refer to F5 Networks, Inc. and its subsidiaries. Our fiscal year ends on September 30, and fiscal years are referred to by the calendar year in which they end. For example, “fiscal year 2019” and “fiscal 2019” refer to the fiscal year ended September 30, 2019.

Item 1.	Business
General
F5 Networks is a leading provider of multi-cloud application services, which enable our customers to develop, deploy, operate, secure, and govern applications in any architecture, from on-premises to the public cloud. Our cloud, software, and hardware solutions enable our customers to deliver digital experiences to their customers faster, reliably, and at scale.
Our enterprise-grade application services are available as cloud-based, software-as-a-service, and software-only solutions optimized for multi-cloud environments, with modules that can run independently, or as part of an integrated solution on our high-performance appliances. In connection with our solutions, we offer a broad range of professional services, including consulting, training, installation, maintenance, and other technical support services.
On May 8, 2019, we completed the acquisition of Nginx, Inc. ("NGINX"), the open source leader in application delivery for modern applications. NGINX is the world’s leading web server by market share, powering more than 400 million websites. The acquisition enables F5 to offer multi-cloud application services across a broader range of environments than either company could have addressed independently, providing the ease-of-use and flexibility developers require while also delivering the scale, security, reliability, and enterprise readiness IT operations teams demand.
Our customers include large enterprise businesses, public sector institutions, governments, and service providers. We conduct our business globally and manage our business by geography. Our business is organized into the following three geographic regions: Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, China, and Japan (APAC).
Total revenue in fiscal year 2019 increased 4% to $2,242 million. Total revenue is comprised of services revenue of $1,257 million and product revenue of $986 million. While the majority of our product revenue today is derived from appliance sales, we are actively managing a transformation to a software- and SaaS-driven business with software revenue growing 60% in fiscal year 2019.
At the end of fiscal years 2019 and 2018, we had product backlog of approximately $17.4 million and $30.5 million, respectively. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers, or product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be canceled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.
F5 Networks was incorporated on February 26, 1996 in the state of Washington. Our headquarters is in Seattle, Washington, and our mailing address is 801 5th Avenue, Seattle, Washington 98104-1663. The telephone number at that location is (206) 272-5555. Our website is www.f5.com. We have 73 subsidiaries, branch offices, or representative offices worldwide. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably possible after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. The information posted on our website is not incorporated into this report.

Strategy and Priorities
F5 is at an inflection point, moving from a hardware-centric, ADC leader to a multi-cloud application services leader that helps over 25,000 enterprise customers with their digital transformations; enabling them to be more application-centric, and decreasing the time it takes to bring an application to market. F5 is uniquely positioned to offer an application services architecture that spans from code creation to end user; making it possible for our customers to develop and deploy their applications in days instead of months, securely and at scale, across any environment.
IDC estimates there were over 314 million enterprise application workloads in the world in 2018, and forecasts that number to grow to approximately 1.8 billion by 2023. While the number of applications is growing 5x, the complexity of deploying, managing, and securing these applications is increasing with enterprises embracing new, highly distributed architectures and multi-cloud environments. Simultaneously, the risk of cyber-attacks is increasing with the majority of threats targeting applications or the identity of the person accessing that application.
Our goal is to lead the industry in providing application services that ensure the secure, fast, and reliable delivery of applications to any user, anywhere, anytime - regardless of a user's location or where the application resides. These application services include availability, security, performance, and visibility. They also include managing and orchestrating resources, as well as coordinating services across multiple data centers, networks, and cloud-based resources.
Key components of our strategy include:
Expanding our addressable market by being multi-platform and multi-cloud while expanding the value we deliver with a growing range of application services.
Today our platform reach extends across all the different ways that customers want to consume application services. In addition to our hardware appliances and software-based virtual editions, F5 application services can also be consumed via standalone software, on a per-application basis, via a SaaS model, and as a managed service. These deployment models mean that F5 services can follow the application wherever it resides, whether in a private data center, a private cloud, a public cloud, microservices environments, or across a multi-cloud environment.
We also continue to expand the number of services we offer. We have developed a portfolio of application services that extends beyond our industry-leading traffic management capabilities to encompass advanced security functionality, including web application firewall (WAF), anti-bot, access management, SSL termination and orchestration, Layer-4 firewall, and DDoS protection. We are also investing heavily in services that increase application portfolio visibility, as well as services to help customers increase the value of their applications by extracting data and insights via an analytics engine.
Our multifaceted approach addresses the needs of today’s evolving hybrid infrastructures and sharply differentiates our products from our competitors’ offerings. Moreover, in step with our product development efforts and acquisition strategies, we believe our current addressable market is significantly broader and more diverse than the ADC market as industry analysts have defined it.
Investing in technology to meet evolving customer needs.
We meet with our customers often and maintain multiple customer advisory relationships to ensure that our development efforts are aligned with their needs. We continue to invest in research and development efforts that leverage the unique attributes of our Traffic Management Operating System (TMOS) platform as well as new technologies to deliver new features and functions that address the complex, changing needs of our customers. The majority of our investment is related to software development, though we continue concurrent development of tightly integrated hardware that delivers consistent high-performance. We also look for opportunities to acquire technologies that either extend our reach to new applications or expand our role in developing, deploying, operating, securing, and governing those applications. NGINX, for example, extends our reach to cloud-native and microservices environments and extends our role into application servers, web servers, and API gateways.
Continuing to build and expand relationships with strategic technology partners.
F5 works with many of the world’s leading technology companies to improve manageability, enable automation, strengthen security, and ensure faster and more successful deployments. Joint customers benefit from the integration and interoperability that result from this close collaboration. In recent years, we have developed partnerships with leading public cloud providers such as Amazon Web Services, Microsoft Azure, Google Cloud Platform, and Alibaba Cloud. We continue to partner with and build integrations for Equinix, Cisco, Dell, FireEye, IBM/Red Hat, Okta, and VMware.
Enabling modern DevOps practices is critical for our customers practicing agile development and accelerating applications’ time to market. F5 integrates into automation toolkits for deploying application services into Ansible, HashiCorp/Terraform, Chef, Puppet, and Salt Stack. For microservices in container environments, F5 integrates with Kubernetes and Red Hat OpenShift to enable application services in north-south traffic, enhances basic Kubernetes environments natively with enterprise-grade delivery services, and runs a simplified service mesh in Kubernetes for east-west traffic. Strong, evolving partner integrations allow organizations to inject enterprise-grade application services into their CI/CD toolchains, which means that developers can focus all their energy on creating applications that delight customers and deliver business value.
We plan to continue building on our existing relationships and to extend our competitive edge by developing new strategic partnerships with other technology leaders and emerging players.
Engaging in open source and technology communities.
F5 demonstrated its belief in open source technologies with the acquisition of NGINX, the popular open source project trusted by more than 400 million websites and developers worldwide. This commitment to open source and developer communities will continue as we build on the momentum of 2019.
In fiscal 2019, F5 reached over 25,000 technologists at DevOps community events, and saw threefold increases in DevOps Share of Voice metrics with the NGINX acquisition. F5 will continue its DevOps community engagement, investing in thought-leadership initiatives, and hiring technical fellows in the Office of the CTO.
We will continue to support our network architects as they manage and play a bigger role in leading their company’s digital transformations. Our online community, DevCentral, lets customers and partners discuss and share the ways in which they use our programmable technologies to solve problems and enhance the security, performance, and availability of their applications. DevCentral also provides a valuable window into our customers’ constantly evolving needs that helps guide product development efforts; a number of solutions posted by DevCentral participants have already become standard features in newer product releases.
F5 Products and Solutions
F5 is expanding its portfolio of multi-cloud application services to address the modern enterprise’s need for scalable, performant, secure, and available applications, delivered at speed from the time of coding to end-user interaction with the application or service.
Our BIG-IP software offerings continue to provide feature-rich, highly customizable application delivery and security services for enterprise applications. BIG-IP offerings also comprise our incremental service provider solutions that address the complex needs of enabling fast, reliable communications among the elements of legacy infrastructures and existing packet-based 4G/LTE and evolving 5G networks, network functions virtualization (NFV) environments, and edge computing.
To better address the needs of digitally transforming enterprises that will have a mix of traditional, three-tier architectures and cloud-first microservices architectures, NGINX offers a lightweight, agile ADC and API management software for container-built applications, CI/CD workflows, and microservices. NGINX enables developer and DevOps agility to get applications to market quickly, with security and automation closer to the code. F5 SaaS offerings support modern cloud application delivery and security use cases for cloud-native applications, making it easier for developers and DevOps engineers to build in the application services required for production.
These solutions may be deployed on any infrastructure: on appliances and chassis, on premises, in colocation facilities, in private clouds, in public clouds, in microservices environments, or in hybrid or multi-cloud environments. In addition, F5 works with many of the world’s leading technology companies to improve manageability, strengthen security, and ensure faster and more successful deployments. Customers benefit from the integration and interoperability that results from this close collaboration and F5 products and solutions are designed with these partnerships in mind.
Hardware Platforms
All of our purpose-built hardware products are designed to enhance the performance of our software by leveraging a combination of custom FPGA logic and off-the-shelf silicon, providing a balance of cost and flexibility. Currently, we offer two types of hardware configurations: BIG-IP iSeries appliances and our chassis-based VIPRION products. Both BIG-IP iSeries and VIPRION systems run our BIG-IP software modules. Our hardware platforms have earned regulatory certifications such as NIST FIPS 140-2 Level 2 and Common Criteria Evaluation Assurance Level (EAL 4+) to help customers comply with regulatory requirements and protect sensitive data.
Platforms in our family of BIG-IP iSeries appliances and VIPRION chassis-based systems differ primarily in their performance and size characteristics resulting from the hardware components and configurations that make up these systems. Enhancements in performance, scalability, and hardware programmability enable F5 products to run various software services. The iSeries appliance lineup ranges from the entry-level BIG-IP i2000 series for small and medium-sized organizations to the highest-performing BIG-IP i15000 series for large enterprises and service providers. Currently, we offer four chassis-based systems: VIPRION 4800, VIPRION 4480, VIPRION 2400, and VIPRION 2200. We also offer the VIPRION 4450 blade for VIPRION 4800 (8-blade chassis) and VIPRION 4480 (4-blade chassis).

Software and Software-as-a-Service (SaaS) Platforms
Our software platforms are offered in a variety of licensing options including as a subscription, as part of an enterprise license agreement, as a perpetual license, and in a utility model through several F5 cloud partners.
Traffic Management Operating System (TMOS)
The core of our BIG-IP appliance and virtual edition application services technology is TMOS, our Traffic Management Operating System. The full-proxy characteristics of the TMOS architecture enable our products to intercept, inspect, and act on the contents of traffic from virtually every type of IP-enabled application. The most recent versions of TMOS deliver leading application services with enhanced public cloud integration and more sophisticated security policies for on-premises and multi-cloud environments.
BIG-IP Software Modules
The features and functions of F5 products provide integrated software services that cover a broad range of multi-cloud application services from intelligent L4-7 load balancing and DNS services to advanced application security services, including DDoS mitigation, web application firewall (WAF), bot protection, and SSL/TLS traffic decryption. These services are available as software modules designed to run on our appliances, as software-only Virtual Editions (VEs) with any standard hypervisor, in private and public clouds, and as-a-service via F5 Cloud Services. Software modules can be licensed individually or as part of an integrated system. In addition, our “Better” and “Best” offerings bundle certain modules and are sold at a discount on the price customers would pay if each of the included items were purchased separately. F5 also offers its software as subscription licenses with 1-, 2- and 3-year terms and enterprise licensing agreements (ELAs) with 3-year terms to give customers additional operational flexibility and predictable budgeting.
BIG-IP Management and Orchestration Software
F5 BIG-IQ Centralized Management provides unified management, automation, and orchestration for BIG-IP virtual and physical devices and the services that run on them. Available in enterprise-grade virtual or physical form factors, BIG-IQ simplifies and enhances infrastructure and application services management and reduces customer operational costs. F5 Automation Toolchain provides a set of composable elements that deliver declarative, intent-based APIs for the F5 platform. These APIs are backed by strong API contracts that enable forward and backward compatibility, rapid iteration, and release. In addition to F5 Automation Toolchain, F5’s DevOps, Programmability, and API portfolio enables automation, orchestration, and partner integration capabilities across F5 product offerings. This portfolio includes an iControl REST platform API, customizable iApps templates, iRules programmability, and F5 Container Ingress Services (CIS) for container and Platform as a Service (PaaS) deployments. F5 also integrates with third-party orchestration systems such as Ansible, Terraform, Chef, and Puppet.
BIG-IP Virtual Edition (VE) and BIG-IP Cloud Edition (CE)
BIG-IP Virtual Edition (VE) is one of F5’s software services platforms and enables customers to leverage BIG-IP services in virtualized and cloud-based environments. VE is consumable in many performance throughput offerings and integrates into automation and orchestration frameworks such as Ansible, Puppet, Terraform, OpenShift, and Cloud Foundry to align with modern application deployments as part of a CI/CD pipeline. BIG-IP Cloud Edition (CE) is another one of our software services offerings that enables customers to leverage BIG-IP services in virtualized and cloud-based environments on a per-application basis which is particularly effective for public cloud deployments. CE provides right-sized packaging and pricing for enterprises that want to deploy dedicated BIG-IP services to support individual applications.
NGINX
Under the NGINX brand we offer:

•	NGINX Plus, an all-in-one load balancer, web server, content cache, and API gateway for modern applications.

•	NGINX Controller, which provides centralized monitoring and management for NGINX Plus.
We believe the combined forces of F5 and NGINX will enable multi-cloud application services across a broader range of environments than either company could have addressed independently, providing the ease-of-use and flexibility developers require while also delivering the scale, security, reliability, and enterprise readiness network operations teams demand.
F5 Cloud Services
On March 27, 2019, we introduced F5 Cloud Services, our SaaS platform. F5 Cloud Services is a portfolio of enterprise-grade offerings designed to support modern cloud application delivery and security use cases for cloud-native applications, microservices, and container-based environments. Built from the ground up to support DevOps workflows for modern application teams, F5 Cloud Services can be consumed as a utility through a pay-as-you-go model, offering predictable pricing and flexibility. Services are easily provisioned and configured within minutes via a web interface, or via a complete suite of declarative APIs.
Cloud-based Managed Services
F5 Silverline Managed Services
Silverline is a cloud-based, managed application services platform. Current offerings include Silverline Web Application Firewall, Silverline DDoS Protection, and Silverline Threat Intelligence Services. These services provide enterprise and service provider customers with F5’s proven security technologies coupled with world-class security professionals. Silverline’s Security Operation Center experts set up, manage, and support each customer's application services as an extension to the customer’s staff.
Depending on the level of protection required, customers can route traffic through the Silverline cloud-based platform 24/7 or only when an attack is detected. Silverline Managed Services also provides an affordable and straightforward deployment alternative for customers who want to minimize the upfront costs and expense of maintaining on-premises solutions. For large enterprises, subscribing to Silverline Managed Services in conjunction with our on-premises DDoS Hybrid Defender and Advanced WAF can provide the first line of defense against attacks, and prevent them from having a significant downtime impact on their application or network services.
Service Provider Solutions
In addition to the solutions described above, F5 also offers solutions for fixed and mobile service provider customers to optimize, secure and monetize their networks. These solutions include intelligent traffic management services to classify and manipulate network traffic and migrate successfully from IPv4 to IPv6 at scale; carrier-class network firewall services to mitigate DDoS, IOT and signaling threats; and signaling services for traffic management and security for protocols like Diameter, SIP, and GTP, as well as IoT protocols. All F5 software solutions can be delivered on dedicated F5 hardware and as Virtual Network Functions (VNFs) that can use F5 VNF Manager or other industry solutions to deploy and manage VNF instances.
Competition
As F5 expands its reach and role into a broader set of multi-cloud application services, the companies that we consider as competitors changes too. In addition to server load balancing, traffic management, and other functions normally associated with application delivery, our suite of application services has expanded our addressable market into security, and policy management, where we compete with a number of companies focused on niche areas of application security. The ability to create customized, programmable services (e.g., using iRules) enables our customers and our partners to design solutions to problems for which there is no off-the-shelf solution. As a result, we believe the traditional definitions of our market do not encompass all of the features, functions, and capabilities of our products, or accurately represent the addressable market for our solutions.
Within the more narrowly defined traditional ADC market, several companies sell server load balancing products and capabilities. These include Citrix Systems, Inc., Radware Ltd., and a number of other competitors that have a smaller market presence or limited feature set, such as: A10 Networks, Amazon Web Services, Array Networks, Inc., Barracuda Networks, Inc., HAProxy, Kemp Technologies, Microsoft Azure, and VMware.
In application security, we compete with companies that provide web application firewalls, bot detection and mitigation, carrier-grade firewall, carrier-grade NAT, SSL orchestration, access policy management, and DDoS protection. Competitors include A10, Akamai, Cisco, Citrix, Imperva, Juniper, Radware, and Symantec/Blue Coat.
The principal competitive factors in the markets in which we compete include form factor, consumption model, ecosystem integrations, features and performance, customer support, brand recognition, scope of distribution and sales channels, and pricing. Some of our competitors have already tried or plan to adopt aggressive pricing policies to gain market share. However, because F5 offers superior performance, broad functionality, and lighter-weight options with NGINX and F5 Cloud Services, coupled with the unique capabilities of our products, we believe that we can and will compete effectively against such pricing policies.
Corporate Functions
Customer Services and Technical Support
In connection with our products, we offer a broad range of professional services including consulting, training, installation, maintenance, and other technical support services.
We believe that our ability to provide consistent, high-quality customer service and technical support is a key factor in attracting and retaining large enterprise and service provider customers. Accordingly, we offer a broad range of support services that includes installation, phone and online technical support, hardware repair and replacement, software updates, online tools, consulting, and training services.
We provide these services directly to end users and also utilize a multi-tiered support model, leveraging the capabilities of our channel partners. Our technical support staff is strategically located in regional service centers to support our global customer base.
Product Development
We believe our future success depends on our ability to maintain technology leadership by continuing to improve our products and by developing new products to meet the changing needs of our customers and partners. Our engineering organization uses standard processes for the development, documentation, and quality control of services, software, and systems that are designed to meet these goals. These processes include working with our business development and marketing teams, customers, and partners to identify technology innovation opportunities to better meet the evolving needs of our addressable markets.
Over 90 percent of our engineers are engaged in software development in eight major locations. The BIG-IP LTM, DNS, and Automation Tool Chain offerings are primarily developed in Seattle, Washington. Development of security products is centered in Tel Aviv, Israel and San Jose, California with our web application firewall and WebSafe/MobileSafe centered in Tel Aviv, and our core firewall (AFM) and identity and access products and technologies developed in San Jose. Policy Enforcement Manager is also developed in San Jose. NGINX products are developed in San Francisco, California; Cork, Ireland; and Moscow, Russia.
Our hardware engineering team is located in Spokane, Washington; San Jose, California; and Tel Aviv, Israel.
Smaller development sites including Boulder, Colorado; Warsaw, Poland; and Lowell, Massachusetts also support the core development teams in the larger centers. Additionally, we have recently opened a dedicated facility to continue to scale and extend engineering across the portfolio in Hyderabad, India.
Members of all our engineering teams collaborate closely with one another to ensure the interoperability and performance of our solutions.
We believe that robust and constant innovation is a necessity for F5, so we are also innovating in new ways. For more than a year now, we have had dedicated teams focused on testing new disruptive innovations in technology, business models, or customer segments. We expect innovations resulting from the work of these teams will be complementary to our goal of delivering the broadest and most consistent portfolio of application services across cloud and on-premises environments.
During the first quarter of our fiscal 2019, we announced one of the first innovations to come from this program, an open beta of our Aspen Mesh solution. With the shift from monolithic to microservice architectures, a rapidly increasing number of applications are being deployed in container environments. Yet, there is still a need for services that help enterprises monitor, manage, and control microservice-based applications at runtime. Aspen Mesh provides critical enterprise features in a platform built on top of Istio, so organizations can enjoy the benefits of an open source approach without foregoing the features, support, and guarantees needed to power enterprise applications.
During that same quarter, we also introduced the customer early access preview of F5 Cloud Services, a software as a service (SaaS) portfolio. F5 Cloud Services provide high-availability, self-service, and fully managed SaaS solutions that are easily provisioned and configured within minutes through an intuitive user interface via declarative APIs. As enterprise-grade offerings, they are designed to support modern deployment scenarios such as cloud-native applications, microservices, and container-based environments. Consumed as a utility through a pay-as-you-go model, F5 Cloud Services offer predictable pricing, flexibility, and the ability to auto-scale to meet application workload demands. They also deliver foundational security capabilities and will offer additional protections through future services that allow companies to configure and automate defenses for multiple attack vectors. Offering F5 capabilities through a SaaS delivery model provides an extensible framework to deliver additional services as needed over time, and throughout an application’s development and production lifecycle.
We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. F5 holds 320 patents in the United States and has 43 international patents (with applications pending for various aspects of our technology). Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results, and financial condition.

In addition to our own proprietary software, we incorporate software licensed from several third-party sources into our products. These are generally term licenses which may renew annually and that generally provide for certain rights and licenses to support our customers post termination. While we may not be able to renew all of these licenses in the future, we believe that alternative technologies for these licenses are available both domestically and internationally.
During the fiscal years ended September 30, 2019, 2018 and 2017, we had research and product development expenses of $408.1 million, $366.1 million, and $350.4 million, respectively.
Sales and Marketing
Our customers include a wide variety of enterprises and service providers among Fortune 1000 and Business Week Global 1000 companies, including those in technology, telecommunications, financial services, transportation, education, manufacturing, healthcare, and government. In fiscal year 2019, sales outside of the Americas represented 44.5% of our net revenues. Refer to Note 14 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our revenues by geographic area.
Sales
We sell our products and services to large enterprise customers and service providers through a variety of channels. Our sales teams sell our products and services directly to major accounts and work closely with our channel partners including distributors, value-added resellers (VARs), managed service providers (MSPs), and systems integrators.
F5 sales teams. Our inside sales team generates and qualifies leads and helps manage accounts by serving as a liaison between the field and internal corporate resources. Our field sales personnel are located in major cities in three sales regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); and the Asia Pacific region (APAC). Field sales personnel work closely with our channel partners to sell our products and services to their customers. We reward partners that identify new business and provide sales expertise for our portfolio of products and solutions through various incentive programs. Our major account team sells our products and services directly to customers, primarily large enterprises. Systems engineers, with deep technical domain expertise, support our regional sales account managers and channel partners providing pre-sale technical solution engineering and support, as needed.
Distributors, VARs, and MSPs. As a key component of our sales strategy, we have established relationships with a number of large national and international distributors, local and specialized distributors, VARs, and MSPs. We derive a majority of our product sales from VARs and MSPs, relying on our large distributors for fulfillment, training, and partner enablement.
Our agreements with our channel partners are not exclusive and do not prevent them from selling competitive products. These agreements typically have one-year terms with no obligation to renew, and typically do not provide for exclusive sales territories or minimum purchase requirements.
For fiscal year 2019, sales to three of our worldwide distributors, Ingram Micro, Inc., Tech Data, and Westcon Group, Inc. represented 18.2%, 10.2%, and 10.0% of our total revenues, respectively. Our agreements with these distributors are standard, non-exclusive distribution agreements that renew automatically on an annual basis and generally can be terminated by either party with 90 days written notice prior to the start of any renewal term. The agreements grant Ingram Micro, Inc., Tech Data and Westcon Group, Inc. the right to distribute our products to resellers, with no minimum purchase requirements.
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
Resellers and technology partners. Historically, our ability to compete with much larger companies has been strengthened through partnerships with large systems and software vendors. Currently, we partner with Dell and HP, who resell our products, and with other large technology companies, including Microsoft, Oracle, VMware and Cisco, who recommend our products to their customers. Our business development team manages these relationships and closely monitors adjacent and complementary markets for opportunities to partner with those whose solutions are complementary to ours and could enable us to expand our addressable market.
Marketing
As we continue to expand our offerings and our range of consumption models, we are focused on driving F5’s compelling and unique value proposition among our existing customers as well as with new buying centers. In addition to revitalizing our brand in the market, our expansion into new buying centers (DevOps for example) at existing customers, exploration of new routes to market (such as public cloud marketplaces), and acquisition of net new customers, compels us to increase our focus and investments in more digitally-enabled, personalized, and effortless experiences at scale.
We are increasing our focus on efforts to drive momentum behind our brand and reputation to deliver clarity, guidance and inspiration among our existing customers, future customers, partners, and employees around our evolving strategy and F5’s unique offering. Additionally, to best support our growth as we transform our role in driving value for our customers, we are transforming marketing from a cost center to a revenue center that can serve as a meaningful and predictable source of opportunities, customer growth, and ultimately, revenues. The critical success factors in this shift are increased investments in digital technologies, requisite competencies, and shifting our culture to adopt an agile mindset as we use data to constantly improve our contributions to our customers.
Manufacturing
We outsource the manufacturing of our pre-configured hardware platforms to a third-party contract manufacturer, Flex LTD, for building, assembling, and testing according to our specifications at Flex's facilities in Guadalajara, Mexico and Zhuhai, China. Flex also performs the following activities on our behalf: material procurement, PCB assembly and test, final assembly, system test, quality control, and direct shipment.
We provide a rolling forecast that allows Flex to stock component parts and other materials, plan capacity, and build finished goods inventory in anticipation of end-user demand. Flex procures components in volumes consistent with our forecast, assembles the products, and tests them according to our specifications. Generally, we do not own the system components. Hardware components for our products consist primarily of commodity parts and certain custom components. Most of our components are purchased from sources which we believe are readily available from other suppliers. However, some components are purchased from a single or limited source. If the components are unused or the products are not sold within specified periods of time, we may incur carrying charges or obsolete material charges for components that our contract manufacturers purchased to build products to meet our forecast or customer orders.
Systems built in Guadalajara are shipped to the Flex fulfillment center in Milpitas, California for distribution primarily to distributors, value-added resellers, or end users in EMEA and the Americas. Systems built and fulfilled in Zhuhai are for distribution to partners and customers in APAC. Title to the products transfers from Flex to us and then to our customers upon shipment from a designated fulfillment location.
Employees
As of September 30, 2019, we had 5,325 full-time employees. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.
Executive Officers of the Registrant
The following table sets forth certain information with respect to our executive officers as of November 15, 2019:

Name	Age	Position
François Locoh-Donou	48	President, Chief Executive Officer, and Director
Tom Fountain	43	Executive Vice President and Chief Strategy Officer
Geng Lin	55	Executive Vice President and Chief Technology Officer
Steve McMillan	48	Executive Vice President of Global Services
Frank Pelzer	49	Executive Vice President and Chief Financial Officer
Gus Robertson	50	Senior Vice President and General Manager of NGINX
Scot Rogers	52	Executive Vice President and General Counsel
Kara Sprague	39	Executive Vice President and General Manager, Application Services
Chad Whalen	48	Executive Vice President, Worldwide Sales
Ana White	46	Executive Vice President and Chief Human Resources Officer
Mika Yamamoto	47	Executive Vice President and Chief Marketing and Customer Experience Officer

François Locoh-Donou has served as our President, Chief Executive Officer and member of our Board of Directors since April 2017. Prior to joining F5, Mr. Locoh-Donou served as Senior Vice President and Chief Operating Officer of Ciena Corporation. During his more than 15 years at Ciena, Mr. Locoh-Donou served in several leadership positions. From August 2011 to October 2015, he served as Ciena’s Senior Vice President, Global Products Group. Previously, he served as Ciena’s Vice President and General Manager, Europe, Middle East and Africa from June 2005 to August 2011. He holds an M.B.A. from Stanford University, a 'Mastere' in Optical Telecommunications from the National Institute of Telecommunications of Paris (ENST), and a 'Diplome d'Ingenieur' in Physics Engineering from the National Institute of Physics in Marseille (ENSPM), France. Mr. Locoh-Donou serves on the board of Capital One Financial Corporation (NYSE: COF). He is also the co-founder of Cajou Espoir, a cashew-processing facility that employs several hundred people in rural Togo, 80 percent of whom are women. Cajou Espoir exports more than 400 tons of cashew kernels annually to the U.S. and Europe.
Tom Fountain has served as our Executive Vice President and Chief Strategy Officer since January 2018. Mr. Fountain is responsible for corporate strategy, corporate development, technology partnerships, our service provider business, and new business incubations. From November 2012 to January 2018, Mr. Fountain served as Senior Vice President for Strategy and Corporate Development at McAfee LLC, Vice President of Strategy and Operations at Intel Corporation, and Senior Vice President for Strategy and Corporate Development at McAfee Incorporated. Previously, Mr. Fountain served as Vice President and General Manager of the Content and Media Business Unit at Juniper Networks from December 2011 to November 2012 and Vice President of Corporate Strategy at Juniper Networks from February 2009 to December 2011. Earlier in his career, Mr. Fountain was a venture capitalist at Mayfield Fund from June 2003 to February 2009 and co-founder and engineering leader at Ingrian Networks from December 1999 to June 2004. He holds an M.B.A., an M.S. in Computer Science, an M.S. in Electrical Engineering, and a B.S. in Computer Systems Engineering, each from Stanford University.
Geng Lin joined F5 as our Executive Vice President and Chief Technology Officer in July 2019. Mr. Lin is responsible for the technical vision for the company with a focus on next-generation technological capabilities through organic and inorganic innovation, including advanced research initiatives and strategic partnerships. Prior to joining F5, Mr. Lin was the Managing Director, Chief Development Officer and Head of Engineering for consumer and community banking for J.P. Morgan Chase from September 2017 to June 2019. Previously, he served as Head of Service Engineering for Next Billion Users, CTO of Corporate Networks at Google, CTO of Network Business at Dell and CTO of Cisco’s IBM Alliance. Mr. Lin is an industry-leading expert in distributed systems, software-defined infrastructure, and cloud services. He is a contributing author of two books on cloud and data-intensive computing and holds nine U.S. patents. Mr. Lin received B.Sc. and M.Sc. degrees in Computer Science from Peking University and a Ph.D. degree in Computer Science from University of British Columbia.
Steve McMillan has served as our Executive Vice President of Global Services since October 2017. He is responsible for overseeing F5’s worldwide services organization, including global support, consulting, and services teams. Prior to joining F5, Mr. McMillan served as Senior Vice President, Customer Success and Managed Cloud Services at Oracle from September 2015 to October 2017, where he developed, oversaw, and expanded a customer success organization focused on the company’s strategic SaaS portfolio. Previously, Mr. McMillan served as Oracle’s Senior Vice President, Managed Cloud Services from July 2012 to September 2015. Prior to joining Oracle, McMillan spent 19 years at IBM, where he held leadership roles focused on global managed services, consulting, and IT. He holds a B.S. in Management and Computer Science from Aston University.
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
Scot Rogers has served as our Executive Vice President and General Counsel since January 2014. Mr. Rogers has held a variety of positions in F5's legal department since 2005, including most recently as Senior Vice President and Associate General Counsel immediately prior to his promotion to Executive Vice President. From 2002 through 2005, Mr. Rogers was the General Counsel for Xpediate Consulting, a healthcare technology and consulting company located in the San Francisco Bay Area. Prior to becoming a corporate counsel, he spent eight years in private practice as a commercial litigator. He is a graduate of the University of Texas and holds a J.D. from the Dedman School of Law of Southern Methodist University.
Kara Sprague is Executive Vice President and General Manager, Application Services. She is responsible for F5’s BIG-IP ADC and Security product portfolio management, products and solutions. Prior to joining F5 in 2017, Ms. Sprague held various leadership positions across the technology practice of McKinsey and Company. Most recently she led the Technology, Media, and Telecom Practice for the Western Region. Prior to McKinsey, Ms. Sprague was on the engineering staff of Oracle,

Agilent Technologies, and Hewlett-Packard. She holds a bachelor's degree and two master's degrees from Massachusetts Institute of Technology and serves on the board of Girls Who Code.
Gus Robertson joined F5 as Senior Vice President and General Manager of NGINX following the Company’s May 2019 acquisition of Nginx, Inc., where he was Chief Executive Officer. Mr. Robertson joined NGINX as CEO in 2012, raising more than $100 million in venture capital from such investors as Goldman Sachs and New Enterprise Associates. Prior to joining NGINX, he led Global Business Development at Red Hat and ran the Asia Pacific region for Visio, prior to its acquisition by Microsoft in 2000. Mr. Robertson studied Marketing at Charles Sturt University in Australia and completed the Advanced Management Program at Duke University’s Fuqua School of Business.
Chad Whalen has served as our Executive Vice President of Worldwide Sales since July 2018. He is responsible for F5’s global sales strategy and brings over 20 years of experience leading global teams across Europe, Asia, and North and South America in network infrastructure, security, and SaaS. Mr. Whalen joined F5 in 2017 to lead the Cloud Sales team. Prior to joining F5, he ran strategic alliances at Fortinet, worldwide sales and services at Jasper, Americas sales and field operations at Ciena and global sales and marketing at World Wide Packets (WWP). He holds a B.A. in Business Administration and Management from Eastern Washington University.
Ana White has served as our Executive Vice President and Chief Human Resources Officer since January 2018. She is responsible for the F5’s people, practices, and professional growth programs; recruiting; diversity and inclusion; organizational development; and employee advocacy initiatives. Ms. White comes to F5 from Microsoft, where she led global Human Resources teams for over 18 years across multiple business units. Most recently, she acted as General Manager, Human Resources for Microsoft’s Business Development, Finance, HR and Legal organizations with responsibility for their teams’ HR strategy, talent management, diversity and inclusion, and organizational capability as well as HR Business Insights across Microsoft. Prior to that, Ms. White led HR for the Marketing and Consumer Business organization. Prior to Microsoft, she was a Compensation and Benefits Consultant at Willis Towers Watson. She holds a B.S. in Mathematics from Seattle University, and serves on the taskforce for both the Seattle University Center for Science and Innovation and the board of Childhaven.
Mika Yamamoto joined F5 in May 2019 in the newly created role of Executive Vice President and Chief Marketing and Customer Experience Officer. In this role, she is responsible for leading the company’s marketing strategies across segments, channels, and geographies, and ensuring customers remain at the forefront of the company’s Digital Transformation initiative. Prior to joining F5, Ms. Yamamoto served as Global President of Marketo, where she led the company’s go-to-market strategy after it was acquired by Adobe. Ms. Yamamoto previously served as Chief Digital Marketing Officer and CMO for SAP. In addition, she has held senior leadership roles at Amazon Books, Microsoft Windows and Microsoft Stores, Gartner Research and Accenture. She holds a B.A. in Commerce, Economics and Marketing from Queen’s University in Canada and serves on the board of the Rainier Valley Food Bank.

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
We may not be able to compete effectively in the emerging application services market
The markets we serve are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors in the application services market include Citrix Systems, Inc., Radware Ltd., and a number of other competitors that have a smaller market presence or limited feature set, such as: A10 Networks, Amazon Web Services, Array Networks, Inc., Barracuda Networks, Inc., HAProxy, Kemp Technologies, Microsoft Azure, and VMware.
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
We devote significant resources to addressing security vulnerabilities in our IT systems, product solutions and services through our efforts to engineer more secure solutions and services, enhance security and reliability features in our solutions and services, deploy security updates to address security vulnerabilities and seek to respond to known security incidents in sufficient time to minimize any potential adverse impact. Despite our efforts to harden our infrastructure and build secure solutions, from time to time, we experience attacks and other cyber-threats. These attacks can seek to exploit, among other things, known or unknown vulnerabilities in technology included in our IT infrastructure, solutions and services. While we have undertaken efforts to mitigate these vulnerabilities, they could render our internal systems, products, and solutions and services susceptible to a cyber-attack.
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
Our success depends on our key personnel and our ability to hire, retain and motivate qualified executives, sales and marketing, operations, product development and professional services personnel
Our success depends, in large part, on our ability to attract, engage, retain, and integrate qualified executives and other key employees throughout all areas of our business. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. If we do not obtain the stockholder approval needed to continue granting equity compensation in a competitive manner, our ability to attract, retain, and motivate executives and key employees could be weakened. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. We have recently experienced changes in our senior leadership team, including the appointment of Mika Yamamoto as the Company's Chief Marketing and Customer Experience Officer effective May 6, 2019, Gus Robertson as the General Manager of NGINX effective May 8, 2019 and Geng Lin as the Chief Technology Officer effective July 1, 2019, and we expect to continue to see changes as we build the team that is needed to execute our strategy. Changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations. The complexity of our products and their integration into existing networks and ongoing support, as well as the sophistication of our sales and marketing effort, requires us to retain highly trained developers, professional services, customer support and sales personnel. Competition for qualified developers, professional services, customer support and sales personnel in our industry is intense, especially in Silicon Valley and Seattle where we have substantial operations and a need for highly skilled personnel, because of the limited number of people available with the necessary technical skills and understanding of our products. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, that they have violated non-compete obligations to their prior employers, or that their former employers own their inventions or other work product. Our ability to hire and retain these personnel may be adversely affected by volatility or reductions in the price of our common stock or our ability to get approval from shareholders to offer additional common stock to our employees, since these employees are generally granted restricted stock units. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring qualified personnel may harm our business and results of operations. In addition, we recently announced a restructuring to re-align our workforce to match strategic and financial objectives and optimize resources for long term growth, including a reduction in force program impacting a number of employees. This restructuring could lead to increased attrition amongst those employees who were not directly affected by the reduction in force program.
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

We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business
We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. These channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our indirect sales channel structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, three worldwide distributors of our products accounted for 38.4% of our total net revenue for fiscal year 2019. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
We may have exposure to greater than anticipated tax liabilities
Our provision for income taxes is subject to volatility and could be affected by changes in our business operations, including acquisitions, new offerings, and changes in the jurisdictions in which we operate. The provision for income taxes may also be impacted by changes in stock-based compensation, changes in the research and development tax credit laws, earnings being lower than anticipated in jurisdictions where we have lower statutory rates and being higher than anticipated in jurisdictions where we have higher statutory rates, transfer pricing adjustments, not meeting the terms and conditions of tax holidays or incentives, changes in the valuation of our deferred tax assets and liabilities, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof, including changes to the tax laws applicable to corporate multinationals. Our results of operations and cash flows could be affected by future guidance implementing the provisions of the Tax Cuts and Jobs Act. In addition, we may be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our results of operations and cash flows.

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
We must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer contracts. We intend to continue expanding into international markets. Sales outside of the Americas represented 44.5% and 44.3% of our net revenues for the fiscal years ended September 30, 2019 and 2018, respectively.
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
New regulations related to conflict minerals may force us to incur additional expenses and could limit the supply and increase the costs of certain metals and minerals used in the manufacturing of our products
In August 2012, the SEC adopted new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (or the Dodd-Frank Act) for companies that use certain minerals and derivative metals (referred to as conflict minerals, regardless of their country of origin) in their products, whether or not these products are manufactured by third parties. The Dodd-Frank Act requires companies to perform due diligence and disclose whether or not such minerals originate from the Democratic Republic of Congo or adjoining countries. We filed a report on Form SD with the SEC regarding such matters on May 31, 2019. These requirements could adversely affect the sourcing, availability and pricing of minerals or metals used in the manufacture of our products and the numerous components that go into our products all of which could adversely affect our business, financial condition, and operating results. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any relevant minerals and metals used in our products. We have a complex supply chain and many components are sourced through our contract manufacturer and we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement. As a result, we may face reputational challenges with our customers and other stakeholders and possible regulatory risk.
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
In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include, but are not limited to:

•	fluctuations in demand for our products and services due to changing market conditions, pricing conditions, technology evolution, seasonality, or other changes in the global economic environment;

•	changes or fluctuations in sales and implementation cycles for our products and services;

•	changes in the mix of our products and services, including increases in subscription-based offerings;

•	changes in the growth rate of the application delivery market;

•	reduced visibility into our customers’ spending and implementation plans;

•	reductions in customers’ budgets for data center and other IT purchases or delays in these purchases;

•	changes in end-user customer attach rates and renewal rates for our services;

•	fluctuations in our gross margins, including the factors described herein, which may contribute to such fluctuations;

•	our ability to control costs, including operating expenses, the costs of hardware and software components, and other manufacturing costs;

•	our ability to develop, introduce and gain market acceptance of new products, technologies and services, and our success in new and evolving markets;

•	any significant changes in the competitive environment, including the entry of new competitors or the substantial discounting of products or services;

•	the timing and execution of product transitions or new product introductions, and related inventory costs;

•	variations in sales channels, product costs, or mix of products sold;

•	our ability to establish and manage our distribution channels, and the effectiveness of any changes we make to our distribution model;

•	the ability of our contract manufacturers and suppliers to provide component parts, hardware platforms and other products in a timely manner;

•	benefits anticipated from our investments in sales, marketing, product development, manufacturing or other activities;

•	impacts on our overall tax rate caused by any reorganization in our corporate structure;

•	changes in tax laws or regulations, or other accounting rules; and

•	general economic conditions, both domestically and in our foreign markets.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
We lease our principal administrative, sales, marketing, research and development facilities, which are located in Seattle, Washington and consist of approximately 515,000 square feet. In May 2017, we entered into a lease agreement for the building in Seattle, Washington that now serves as our corporate headquarters. This lease will expire in 2033 with an option for renewal.

We also lease a total of approximately 320,000 square feet of space at another location in Seattle, which served as our previous corporate headquarters through June 2019, when we relocated to our current location. The leases for the three buildings that served as our previous corporate headquarters expire in July 2022 and are being actively marketed for sublease.
We believe that our existing properties are in good condition and suitable for the conduct of our business. We also lease additional office space for product development and sales and support personnel in the United States and internationally. We believe that our future growth can be accommodated by our current facilities or by leasing additional space if necessary.

Item 3.	Legal Proceedings
See Note 11 - Commitments and Contingencies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.

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

	Fiscal Year 2019		Fiscal Year 2018
	High	Low	High	Low
First Quarter	$195.41	$149.87	$136.35	$114.63
Second Quarter	$173.44	$148.91	$153.91	$131.31
Third Quarter	$168.94	$131.53	$183.27	$138.67
Fourth Quarter	$153.99	$121.36	$199.71	$168.77
The last reported sales price of our common stock on the Nasdaq Global Select Market on November 11, 2019 was $147.69.
As of November 11, 2019, there were 45 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
Dividend Policy
Our policy has been to retain cash for use in our business, for investment in acquisitions and to repurchase shares of our common stock. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.
Unregistered Securities Sold in 2019
We did not sell any unregistered shares of our common stock during the fiscal year 2019.
Issuer Purchases of Equity Securities
On October 31, 2018, we announced that our Board of Directors authorized an additional $1.0 billion for our common stock share repurchase program. This new authorization is incremental to the existing $4.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. During fiscal year 2019, we repurchased and retired 1,185,881 shares at an average price of $169.53 per share and as of September 30, 2019, we had $1.4 billion remaining authorized to purchase shares.
In the second quarter of fiscal 2019, we announced that, in connection with our acquisition of NGINX, we were suspending the automatic component of our common stock share repurchase program. Management will continue to evaluate market conditions and other factors including our capital requirements in determining when and whether to repurchase shares and when and whether to re-implement an automatic component of our repurchase program. The program does not require the purchase of any minimum number of shares and the program may be modified, suspended or discontinued at any time. As a result of this suspension, no shares were repurchased and retired in the fourth quarter of fiscal 2019.

Performance Measurement Comparison of Shareholder Return
The following graph compares the annual percentage change in the cumulative total return on shares of our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index for the period commencing September 30, 2014, and ending September 30, 2019. In addition, we have added the S&P 500 Index as we believe this is a more commonly used index in our industry. We do not plan to include the NASDAQ Computer Index in our Annual Report on Form 10-K for the year ended September 30, 2020.
Comparison of Cumulative Total Return
On Investment Since September 30, 2014*

The Company’s closing stock price on September 30, 2019, the last trading day of the Company’s 2019 fiscal year, was $140.42 per share.

*
Assumes that $100 was invested September 30, 2014 in shares of Common Stock and in each index, and that all dividends were reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Item 6.	Selected Financial Data
The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of September 30, 2019 and 2018 and the consolidated income statement data for the years ended September 30, 2019, 2018 and 2017 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this report. The consolidated balance sheet data as of September 30, 2017, 2016 and 2015 and the consolidated income statement data for the years ended September 30, 2016 and 2015 are derived from our audited consolidated financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Years Ended September 30,
	2019 (4)	2018	2017	2016	2015
	(In thousands, except per share data)
Consolidated Income Statement Data
Net revenues
Products	$985,591	$960,108	$964,662	$944,469	$991,539
Services	1,256,856	1,201,299	1,125,379	1,050,565	928,284
Total	2,242,447	2,161,407	2,090,041	1,995,034	1,919,823
Cost of net revenues
Products	174,986	181,061	176,032	166,624	174,225
Services	181,591	180,420	177,453	170,581	158,036
Total	356,577	361,481	353,485	337,205	332,261
Gross profit	1,885,870	1,799,926	1,736,556	1,657,829	1,587,562
Operating expenses
Sales and marketing	748,619	664,135	652,239	628,743	602,540
Research and development	408,058	366,084	350,365	334,227	296,583
General and administrative	210,730	160,382	156,887	138,431	135,540
Litigation expense (1)	—	—	391	9,051	—
Restructuring charges (2)	—	18,426	12,718	—	—
Total	1,367,407	1,209,027	1,172,600	1,110,452	1,034,663
Income from operations	518,463	590,899	563,956	547,377	552,899
Other income, net	22,648	12,861	11,561	2,514	8,445
Income before income taxes	541,111	603,760	575,517	549,891	561,344
Provision for income taxes	113,377	150,071	154,756	184,036	196,330
Net income	$427,734	$453,689	$420,761	$365,855	$365,014
Net income per share — basic	$7.12	$7.41	$6.56	$5.43	$5.07
Weighted average shares — basic	60,044	61,262	64,173	67,433	71,944
Net income per share — diluted	$7.08	$7.32	$6.50	$5.38	$5.03
Weighted average shares — diluted	60,456	62,013	64,775	67,984	72,547
Consolidated Balance Sheet Data
Cash, cash equivalents, and short-term investments	$972,282	$1,039,412	$1,016,928	$882,395	$774,342
Restricted cash (3)	3,035	1,187	1,224	1,151	1,149
Long-term investments	358,402	411,184	284,802	276,375	397,656
Total assets	3,390,275	2,605,476	2,476,489	2,306,323	2,312,290
Long-term liabilities	523,252	365,551	312,554	276,823	240,439
Total shareholders’ equity	1,761,497	1,285,492	1,229,392	1,185,262	1,316,728

(1)	Litigation expense primarily represents a patent-related jury verdict and legal fees associated with the litigation.

(2)	Restructuring charges represent severance and other employee-related costs associated with workforce reductions that took place in the fourth quarters of fiscal 2018 and 2017.

(3)	Restricted cash represents escrow accounts established in connection with lease agreements for our facilities.

(4)
Selected financial data for fiscal year 2019 contains effects from the adoption of ASC 606, and differs in comparability to previous years due to those effects. See Note 2 - Revenue from Contracts with Customers for more details.

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
Overview
F5 is a leading provider of multi-cloud application services which enable our customers to develop, deploy, operate, secure, and govern applications in any architecture, from on-premises to the public cloud. Our enterprise-grade application services are available as cloud-based, software-as-a-service, and software-only solutions optimized for multi-cloud environments, with modules that can run independently, or as part of an integrated solution on our high-performance appliances. We market and sell our products primarily through multiple indirect sales channels in the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); and the Asia Pacific region (APAC). Enterprise customers (Fortune 1000 or Business Week Global 1000 companies) in the technology, telecommunications, financial services, transportation, education, manufacturing, and health care industries, along with government customers, continue to make up the largest percentage of our customer base.
On May 8, 2019, we completed the acquisition of NGINX, the open source leader in application delivery for modern applications. The combined company will enable multi-cloud application services across all environments, providing the ease-of-use and flexibility developers require while also delivering the scale, security, reliability and enterprise readiness network operations teams demand.
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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments and no long term debt. The increase in cash and investments for fiscal year 2019 was primarily due to cash provided by operating activities of $747.8 million, partially offset by cash used to repurchase outstanding common stock under our share repurchase program of $201.0 million and capital expenditures of $103.5 million. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures for fiscal year 2019 were primarily related to the expansion of our facilities to support our operations worldwide as well as investments in information technology infrastructure and equipment purchases to support our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash or other financing arrangements.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in fiscal 2019 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the fourth quarter of fiscal year 2019 was 49.

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
Revenue Recognition. On October 1, 2018, we adopted the new revenue recognition standard by applying the modified retrospective approach to those contracts which were not completed as of October 1, 2018. Results for reporting periods beginning after October 1, 2018 are presented under the new revenue recognition standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior periods.
We sell products through distributors, resellers, and directly to end users. Revenue related to our contracts with customers is recognized by following a five-step process:

•	Identify the contract(s) with a customer. Evidence of a contract generally consists of a purchase order issued pursuant to the terms and conditions of a distributor, reseller or end user agreement.

•
Identify the performance obligations in the contract. Performance obligations are identified in our contracts and include hardware, hardware-based software, software-only solutions, cloud-based subscription services as well as a broad range of service performance obligations including consulting, training, installation and maintenance.

•
Determine the transaction price. The purchase price stated in an agreed upon purchase order is generally representative of the transaction price. We offer several programs in which customers are eligible for certain levels of rebates if certain conditions are met. When determining the transaction price, we consider the effects of any variable consideration.

•
Allocate the transaction price to the performance obligations in the contract. The transaction price in a contract is allocated based upon the relative standalone selling price of each distinct performance obligation identified in the contract.

•
Recognize revenue when (or as) the entity satisfies a performance obligation. We satisfy performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring control of promised products and services to a customer.

The following is a description of the principal activities from which we generate revenue:
Product
Revenue from the sale of our hardware and perpetual software products is generally recognized at a point in time when the product has been fulfilled and the customer is obligated to pay for the product. When rights of return are present and we cannot estimate returns, revenue is recognized when such rights of return lapse. Payment terms to domestic customers are generally net 30 days to net 45 days. Payment terms to international customers range from net 30 days to net 120 days based on normal and customary trade practices in the individual markets.

Subscription
We also offer several products by subscription, either through term-based license agreements or as a service through our cloud-based Silverline platform. Revenue for term-based license agreements is recognized at a point in time, when we deliver the software license to the customer and the subscription term has commenced. For our software-as-a-service Silverline offerings, revenue is recognized ratably as the services are provided.
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
Contract acquisition costs
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial service contracts and subscription offerings are deferred and then amortized as an expense on a straight-line basis over the period of benefit which management has determined to be 4.5 years and 3 years, respectively.
Significant Judgments
We enter into certain contracts with customers, including enterprise license arrangements, with non-standard terms and conditions. Management exercises significant judgment in assessing contractual terms in these arrangements to identify and evaluate performance obligations and total consideration. Management allocates consideration to each performance obligation based on relative fair value using standalone selling price and recognizes associated revenue as control is transferred to the customer.
Business Combinations. Our business combinations are accounted for under the acquisition method. We allocate the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.
On May 8, 2019, we completed our acquisition of Nginx, Inc. for a total purchase price of $643.2 million, of which approximately $62.5 million of finite-lived developed technology was recorded. Management valued the developed technology using the relief-from-royalty method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated from the licensing of the asset to third-parties. Management applied significant judgment in estimating the fair value of the acquired developed technology, which involved the use of a significant assumption with respect to the royalty rate.
Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended September 30,
	2019	2018	2017
	(in thousands, except percentages)
Net Revenues
Products	$985,591	$960,108	$964,662
Services	1,256,856	1,201,299	1,125,379
Total	$2,242,447	$2,161,407	$2,090,041
Percentage of net revenues
Products	44.0%	44.4%	46.2%
Services	56.0	55.6	53.8
Total	100.0%	100.0%	100.0%

Net Revenues. Total net revenues increased 3.7% in fiscal year 2019 from fiscal year 2018, compared to an increase of 3.4% in fiscal year 2018 from the prior year. Overall revenue growth for the year ended September 30, 2019 was primarily due to increased software revenue including our subscription-based products and increased service revenues as a result of our increased installed base of products. International revenues represented 49.3%, 49.6% and 48.6% of net revenues in fiscal years 2019, 2018 and 2017, respectively.
Net product revenues increased 2.7% in fiscal year 2019 from fiscal year 2018, compared to a decrease of 0.5% in fiscal year 2018 from the prior year. The increase of $25.5 million in net product sales for fiscal year 2019 was due to an increase in software sales compared to the same period in the prior year, partially offset by a decrease in systems revenue. The decrease of $4.6 million in net product sales for fiscal year 2018 was primarily due to a decrease in systems revenue, partially offset by an increase in software revenue.
Net service revenues increased 4.6% in fiscal year 2019 from fiscal year 2018, compared to an increase of 6.7% in fiscal year 2018 from the prior year. The increases in service revenue were the result of increased purchases or renewals of maintenance contracts driven by additions to our installed base of products.
The following distributors of our products accounted for more than 10% of total net revenue:

	Years Ended September 30,
	2019	2018	2017
Ingram Micro, Inc.	18.2%	16.6%	16.1%
Tech Data[1]	10.2%	11.6%	12.4%
Westcon Group, Inc.[2]	10.0%	10.4%	17.7%
Synnex Corporation[2]	—	10.8%	—
Arrow ECS	—	10.7%	10.4%

(1)	On February 27, 2017, Tech Data completed the acquisition of Avnet Technology Solutions. Revenues for the year ended September 30, 2017 represent combined revenues for Tech Data and Avnet.

(2)	On September 1, 2017, Synnex Corporation completed the acquisition of Westcon Americas.
The following distributors of our products accounted for more than 10% of total receivables:

	September 30,
	2019	2018
Synnex Corporation	12.9%	10.3%
Ingram Micro, Inc.	12.4%	16.6%
Carahsoft Technology	11.5%	—

No other distributors accounted for more than 10% of total net revenue or receivables.

	Years Ended September 30,
	2019	2018	2017
	(in thousands, except percentages)
Cost of net revenues and Gross Margin
Products	$174,986	$181,061	$176,032
Services	181,591	180,420	177,453
Total	356,577	361,481	353,485
Gross profit	$1,885,870	$1,799,926	$1,736,556
Percentage of net revenues and Gross Margin (as a percentage of related net revenue)
Products	17.8%	18.9%	18.2%
Services	14.4	15.0	15.8
Total	15.9	16.7	16.9
Gross profit	84.1%	83.3%	83.1%

Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues decreased to $175.0 million in fiscal year 2019, down 3.4% from the prior year, primarily due to a change in product mix. Cost of net product revenues increased to $181.1 million in fiscal year 2018 from $176.0 million in fiscal year 2017, primarily due to an increase in payments to our contract manufacturers due to global memory shortages, as well as an increase in sales of our subscription-based Silverline services.
Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. Cost of net service revenues as a percentage of net service revenues decreased to 14.4% in fiscal year 2019 compared to 15.0% in fiscal year 2018 and 15.8% in fiscal year 2017, primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of fiscal 2019 increased to 925 from 891 at the end of fiscal 2018. Professional services headcount at the end of fiscal year 2018 decreased to 891 from 895 at the end of fiscal 2017. In addition, cost of net service revenues included stock-based compensation expense of $18.3 million, $18.8 million and $19.3 million for fiscal years 2019, 2018 and 2017, respectively.

	Years Ended September 30,
	2019	2018	2017
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$748,619	$664,135	$652,239
Research and development	408,058	366,084	350,365
General and administrative	210,730	160,382	156,887
Litigation expense	—	—	391
Restructuring charges	—	18,426	12,718
Total	$1,367,407	$1,209,027	$1,172,600
Operating expenses (as a percentage of net revenue)
Sales and marketing	33.4%	30.7%	31.2%
Research and development	18.2	16.9	16.8
General and administrative	9.4	7.4	7.5
Litigation expense	—	—	—
Restructuring charges	—	0.9	0.6
Total	61.0%	55.9%	56.1%
Sales and Marketing. Sales and marketing expenses consist of the salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expense increased 12.7% in fiscal year 2019 from the prior year, as compared to a year-over-year increase of 1.8% in fiscal year 2018. The increase in sales and marketing expense for fiscal year 2019 was primarily due to increases in commissions and personnel costs of $43.3 million, compared to the prior year. The increases in commissions and personnel costs were driven by growth in sales and marketing employee headcount during fiscal year 2019, including employees from the acquisition of NGINX, as well as higher commissions related to software sales. Sales and marketing headcount at the end of fiscal year 2019 increased to 2,146 from 1,682 at the end of fiscal year 2018. In addition, facilities costs increased $9.4 million during fiscal year 2019, compared to the prior year, primarily due to the move of our corporate headquarters which began in April 2019. In fiscal year 2018, the increase in sales and marketing expense was primarily due to increases in commissions and personnel costs of $11.4 million, compared to the prior year. The increases in commissions and personnel costs were driven by growth in sales and marketing employee headcount during fiscal year 2018 over the prior year. However, sales and marketing headcount at the end of fiscal year 2018 decreased to 1,682 from 1,711 at the end of fiscal year 2017 due to a reduction in workforce that took place in the fourth quarter of fiscal year 2018. Sales and marketing expense included stock-based compensation expense of $69.5 million, $61.5 million and $69.7 million for fiscal years 2019, 2018 and 2017, respectively.
Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expense increased 11.5% in fiscal year 2019, compared to the prior year. The increase in research and development expense for fiscal year 2019 was primarily due to increased personnel costs of $25.0 million, compared to the prior year. The increase in personnel costs were driven by growth in research and development employee headcount during fiscal year 2019, including employees from the acquisition of NGINX. Research and development headcount at the end of fiscal year 2019 increased to 1,556 from 1,268 at the end of fiscal year 2018. In addition, facilities costs increased $11.7 million during fiscal year 2019, compared to the prior year, primarily due to the move of our corporate headquarters which began in April 2019. In fiscal year 2018, research and development expense increased 4.5%, compared to the prior year. The increase in research and development expense for fiscal year 2018 was primarily due to increased personnel costs of $5.4 million, compared to the prior year. The increase in personnel costs were driven by growth in research and development employee headcount during fiscal year 2018. Research and development headcount at the end of fiscal year 2018 increased to 1,268 from 1,192 at the end of fiscal year 2017. Research and development expense included stock-based compensation expense of $40.9 million, $47.3 million and $53.4 million for fiscal years 2019, 2018 and 2017, respectively.
General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expense increased 31.4% in fiscal year 2019, compared to the prior year. The increase in general and administrative expense for fiscal year 2019 was primarily due to an increase of $18.1 million in fees paid to outside consultants for legal, accounting and tax services, primarily related to the acquisition of NGINX. In addition, personnel costs increased $6.5 million, compared to the prior year due to growth in general and administrative headcount, including employees from the acquisition of NGINX. General and administrative expense for fiscal year 2019 also included an impairment charge of $6.3 million related to capitalized internal-use software costs, and an increase in facilities cost of $8.7 million, compared to the prior year, primarily due to the move of our corporate headquarters which began in April 2019. In fiscal year 2018, general and administrative expense increased 2.2% compared to the prior year. The increase in general and administrative expense for fiscal year 2018 was primarily due to an increase in personnel costs of $1.7 million, compared to the prior year, and an increase in taxes of $3.1 million, compared to the prior year. General and administrative headcount at the end of fiscal year 2019 increased to 593 from 475 at the end of fiscal year 2018 and 471 at the end of fiscal year 2017. General and administrative expense included stock-based compensation expense of $32.2 million, $27.9 million and $30.8 million for fiscal years 2019, 2018 and 2017, respectively.
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

	Years Ended September 30,
	2019	2018	2017
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$518,463	$590,899	$563,956
Other income, net	22,648	12,861	11,561
Income before income taxes	541,111	603,760	575,517
Provision for income taxes	113,377	150,071	154,756
Net income	$427,734	$453,689	$420,761
Other income and income taxes (as percentage of net revenue)
Income from operations	23.1%	27.3%	27.0%
Other income, net	1.0	0.6	0.5
Income before income taxes	24.1	27.9	27.5
Provision for income taxes	5.0	6.9	7.4
Net income	19.1%	21.0%	20.1%
Other Income, Net. Other income, net, consists primarily of interest income and foreign currency transaction gains and losses. Other income, net increased $9.8 million in fiscal year 2019, as compared to fiscal year 2018 and increased $1.3 million in fiscal year 2018, as compared to fiscal year 2017. Interest income was $25.3 million, $17.0 million and $8.5 million for fiscal years 2019, 2018 and 2017, respectively. The increase in other income, net for fiscal year 2019 was primarily due to an increase of $8.3 million in interest income, compared to the prior year, and foreign currency gains of $1.8 million, compared to the prior year. The increase in other income, net for fiscal year 2018 as compared to fiscal year 2017 was primarily due to an increase of $8.5 million in interest income, compared to the prior year, partially offset by foreign currency losses of $7.5 million, compared to the prior year.
Provision for Income Taxes. We recorded a 21.0% provision for income taxes for fiscal year 2019, compared to 24.9% in fiscal year 2018 and 26.9% in fiscal year 2017. The decrease in the effective tax rate from fiscal year 2018 to 2019 is primarily due to a further reduction in the U.S. federal income tax rate to 21%, the non-recurring tax expense recorded in fiscal year 2018 for deemed repatriation of undistributed foreign earnings and remeasurement of net deferred tax assets, partially offset by a decrease in tax deductible stock compensation. The decrease in the effective tax rate from fiscal year 2017 to 2018 was primarily due to the impacts of the Tax Cuts and Jobs Act enacted on December 22, 2017, partially offset with foreign tax credits from a one-time distribution in fiscal year 2017.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more-likely-than-not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. The net increase in the valuation allowance of $0.7 million for fiscal year 2019 and $4.6 million for fiscal year 2018 was primarily related to tax net operating losses incurred in certain foreign jurisdictions and state tax credit carryforwards. Our net deferred tax assets as of September 30, 2019, 2018 and 2017 were $27.4 million, $33.4 million and $53.2 million, respectively.
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
Liquidity and Capital Resources
We have funded our operations with our cash balances, cash generated from operations and proceeds from public offerings of our securities.

	Years Ended September 30,
	2019	2018	2017
	(in thousands)
Liquidity and Capital Resources
Cash and cash equivalents and investments	$1,330,684	$1,450,596	$1,301,730
Cash provided by operating activities	747,841	761,068	740,281
Cash used in investing activities	(414,634)	(456,023)	(32,212)
Cash used in financing activities	(155,447)	(551,263)	(546,032)
Cash and cash equivalents, short-term investments and long-term investments totaled $1,330.7 million as of September 30, 2019, compared to $1,450.6 million as of September 30, 2018, representing a decrease of $119.9 million. The decrease was primarily due to $611.6 million in cash paid for the acquisition of NGINX in the third quarter of fiscal 2019 as well as $201.0 million of cash required for the repurchase of outstanding common stock under our share repurchase program in fiscal year 2019 and $103.5 million of capital expenditures related to the expansion of our facilities to support our operations worldwide. The decrease was partially offset by cash provided by operating activities of $747.8 million. As of September 30, 2019, 55.8% of our cash and cash equivalents and investment balances were outside of the U.S. The cash and cash equivalents and investment balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. In fiscal year 2018, the increase to cash and cash equivalents, short-term investments and long-term investments from the prior year was primarily due to cash provided by operating activities of $761.1 million, partially offset by $600.1 million of cash required for the repurchase of outstanding common stock under our share repurchase program and $53.5 million of capital expenditures related to the expansion of our facilities to support our operations worldwide. As of September 30, 2018, 37.6% of our cash and cash equivalents and investment balances were outside of the U.S.
Cash provided by operating activities during fiscal year 2019 was $747.8 million compared to $761.1 million in fiscal year 2018 and $740.3 million in fiscal year 2017. Cash provided by operating activities resulted primarily from cash generated from net income, after adjusting for non-cash charges such as stock-based compensation, depreciation and amortization charges and changes in operating assets and liabilities.

Cash used in investing activities during fiscal year 2019 was $414.6 million compared to cash used in investing activities of $456.0 million in fiscal year 2018 and cash used in investing activities of $32.2 million in fiscal year 2017. Cash used in investing activities for fiscal year 2019 was primarily the result of $611.6 million in cash paid for the acquisition of NGINX, along with capital expenditures related to the build-out of our new corporate headquarters and the purchase of investments, partially offset by the maturity and sale of investments. Cash used in investing activities for fiscal years 2018 and 2017 was primarily the result of the purchase of investments and capital expenditures related to maintaining our operations worldwide, partially offset by the sale and maturity of investments.
Cash used in financing activities was $155.4 million for fiscal year 2019, compared to $551.3 million for fiscal year 2018 and $546.0 million for fiscal year 2017. Cash used in financing activities for fiscal year 2019 included $201.0 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $45.6 million. Cash used in financing activities for fiscal year 2018 included $600.1 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $48.8 million. Cash used in financing activities for fiscal year 2017 included $600.1 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $47.0 million and excess tax benefits related to share-based compensation of $7.0 million.
Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, together with cash generated from operations should be sufficient to meet our operating requirements for the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements of existing products, the continuing market acceptance of our products and cash paid for future acquisitions.
Obligations and Commitments
The following table summarizes our contractual payment obligations and commitments as of September 30, 2019:

	Payment Obligations by Year
	2020	2021	2022	2023	2024	Thereafter	Total
	(in thousands)
Operating leases	$54,046	$50,712	$47,550	$36,514	$33,971	$242,826	$465,619
Purchase obligations	20,801	—	—	—	—	—	20,801
Total	$74,847	$50,712	$47,550	$36,514	$33,971	$242,826	$486,420
We lease our facilities under operating leases that expire at various dates through 2033.
As of September 30, 2019, we had approximately $46.3 million of tax liabilities, including interest and penalties, related to uncertain tax positions (See Note 7 to our Consolidated Financial Statements). Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.
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
Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 and the related amendments outline a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. We adopted this new accounting standard and the related amendments on October 1, 2018 using the modified retrospective method. See Note 2 - Revenue from Contracts with Customers for further details.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires a company’s cash flow statement to explain the changes during a reporting period of the totals for cash, cash equivalents, restricted cash and restricted cash equivalents. Additionally, amounts for restricted cash and restricted cash equivalents are to be included with cash and cash equivalents if the cash flow statement includes a reconciliation of the total cash balances for a reporting period. We adopted this new accounting standard on October 1, 2018, which resulted in an immaterial reclassification of beginning and ending cash, cash equivalents and restricted cash for the periods presented within the statement of cash flows. Upon adoption of this new standard, restricted cash activity is no longer separately presented within the investing activities in the statement of cash flows. The overall adoption of the standard did not have a material impact to our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which provides a more robust framework to use in determining when a set of assets and activities is considered a business. We adopted this new accounting standard on October 1, 2018.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (ASU 2017-09), which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. We adopted this new accounting standard on October 1, 2018.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than twelve months. Our leases primarily consist of operating leases for our offices and lab spaces. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. Adoption of the new lease standard requires measurement of leases at the beginning of the earliest period presented on a modified retrospective basis. The new standard will be effective for us beginning October 1, 2019. We anticipate that our long-term leases for office space will be recognized as lease liabilities and corresponding right-of-use assets, and will have a material impact on our consolidated balance sheet upon adoption.
In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) (ASU 2018-11), which provides an optional transition method to adopt ASU 2016-02, Leases (Topic 842) by allowing lessees to apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Comparative periods will still be presented under current GAAP (ASC 840), along with the applicable Topic 840 disclosures for those comparative periods. The new standard is effective at the same time as adoption of ASU 2016-02, Leases (Topic 842), which we are planning to adopt in the first quarter of fiscal year 2020. We plan to adopt the transitional provisions allowed under ASU 2018-11.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) (ASU 2018-15), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, and hosting arrangements that include an internal-use software license. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio with the exception of U.S. treasury and agency securities and money market funds, which are exempt from size limitation. The policy requires investments in securities that mature in three years or less, with the average maturity being no greater than one and a half years. These securities are subject to interest rate risk and will decrease in value if interest rates increase. A decrease of one percent in the average interest rate would have resulted in a decrease of approximately $12.2 million in our interest income for the fiscal year 2019.

	Maturing in
	Three Months or Less	Three Months to One Year	Greater Than One Year	Total	Fair Value
	(in thousands, except for percentages)
September 30, 2019
Included in cash and cash equivalents	$293,642	$—	$—	$293,642	$293,642
Weighted average interest rate	2.1%	—	—	—	—
Included in short-term investments	$98,811	$274,252	$—	$373,063	$373,063
Weighted average interest rates	2.1%	2.2%	—	—	—
Included in long-term investments	$—	$—	$358,402	$358,402	$358,402
Weighted average interest rate	—	—	2.5%	—	—
September 30, 2018
Included in cash and cash equivalents	$54,336	$—	$—	$54,336	$54,336
Weighted average interest rate	1.1%	—	—	—	—
Included in short-term investments	$146,376	$468,329	$—	$614,705	$614,705
Weighted average interest rates	1.4%	1.7%	—	—	—
Included in long-term investments	$—	$—	$411,184	$411,184	$411,184
Weighted average interest rate	—	—	1.9%	—	—
September 30, 2017
Included in cash and cash equivalents	$16,909	$—	$—	$16,909	$16,909
Weighted average interest rate	0.5%	—	—	—	—
Included in short-term investments	$105,713	$237,987	$—	$343,700	$343,700
Weighted average interest rates	0.9%	1.1%	—	—	—
Included in long-term investments	$—	$—	$284,802	$284,802	$284,802
Weighted average interest rate	—	—	1.4%	—	—
Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended 2019 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, as we continue to expand our operations internationally, transaction gains or losses may become significant in the future. We have not engaged in foreign currency hedging to date. However, we may do so in the future.

Item 8.	Financial Statements and Supplementary Data
F5 NETWORKS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of F5 Networks, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of F5 Networks, Inc. and its subsidiaries (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended September 30, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2019.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue recognition - Identification and evaluation of contractual terms in certain customer arrangements
As described in Note 1 to the consolidated financial statements, the Company enters into certain contracts with customers, including enterprise license arrangements, with non-standard terms and conditions. Management exercises significant judgment in assessing contractual terms in these arrangements to identify and evaluate performance obligations and total consideration. Management allocates consideration to each performance obligation based on relative fair value using standalone selling price and recognizes associated revenue as control is transferred to the customer.
The principal considerations for our determination that performing procedures relating to the-- identification and evaluation of contractual terms in certain customer arrangements is a critical audit matter are there was significant judgment by management in identifying and evaluating contractual terms in customer arrangements and determining the appropriate revenue recognition. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures relating to identifying and evaluating the contractual terms used in the identification of performance obligations and total consideration, including management’s judgments regarding revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls related to the identification and evaluation of contractual terms used in the identification of performance obligations. These procedures also included, among others, on a sample basis (i) testing the completeness and accuracy of management’s identification of the contractual terms by evaluating customer arrangements, and (ii) testing management’s process for determining the appropriate amount and timing of revenue recognition based on the contractual terms identified in the customer arrangements.
Acquisition of Nginx, Inc. - Fair value of the acquired developed technology
As described in Note 3 to the consolidated financial statements, on May 8, 2019, the Company completed its acquisition of Nginx, Inc. for a total purchase price of $643.2 million, of which approximately $62.5 million of finite-lived developed technology was recorded. As disclosed by management, the developed technology was valued using the relief-from-royalty method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated from the licensing of the asset to third-parties. Management applied significant judgment in estimating the fair value of the acquired developed technology, which involved the use of a significant assumption with respect to the royalty rate.
The principal considerations for our determination that performing procedures relating to the fair value of the acquired developed technology is a critical audit matter are there was significant judgment by management in estimating the fair value of the finite-lived developed technology. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management’s fair value measurement of the finite-lived developed technology, including the royalty rate assumption.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over the fair value of the acquired finite-lived developed technology and controls over development of the royalty rate assumption. These procedures also included, among others, (i) reading the merger agreement, and (ii) testing management’s process for estimating the fair value of the acquired finite-lived developed technology, including evaluating the appropriateness of the valuation method and the reasonableness of the royalty rate assumption used by management. Evaluating management’s royalty rate assumption involved evaluating whether the assumption used was reasonable considering industry data, benchmarking of peer comparisons, and other historical transactions. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the royalty rate assumption used by management.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
November 15, 2019
We have served as the Company’s auditor since 1996.

F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$599,219	$424,707
Short-term investments	373,063	614,705
Accounts receivable, net of allowances of $3,259 and $2,040	322,029	295,352
Inventories	34,401	30,568
Other current assets	182,874	52,326
Total current assets	1,511,586	1,417,658
Property and equipment, net	223,426	145,042
Long-term investments	358,402	411,184
Deferred tax assets	27,701	33,441
Goodwill	1,065,379	555,965
Other assets, net	203,781	42,186
Total assets	$3,390,275	$2,605,476
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$62,627	$57,757
Accrued liabilities	235,869	180,979
Deferred revenue	807,030	715,697
Total current liabilities	1,105,526	954,433
Other long-term liabilities	131,853	65,892
Deferred revenue, long-term	391,086	299,624
Deferred tax liabilities	313	35
Total long-term liabilities	523,252	365,551
Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 60,367 and 60,215 shares issued and outstanding	142,597	20,427
Accumulated other comprehensive loss	(19,190)	(22,178)
Retained earnings	1,638,090	1,287,243
Total shareholders’ equity	1,761,497	1,285,492
Total liabilities and shareholders’ equity	$3,390,275	$2,605,476
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Years Ended September 30,
	2019	2018	2017
Net revenues
Products	$985,591	$960,108	$964,662
Services	1,256,856	1,201,299	1,125,379
Total	2,242,447	2,161,407	2,090,041
Cost of net revenues
Products	174,986	181,061	176,032
Services	181,591	180,420	177,453
Total	356,577	361,481	353,485
Gross profit	1,885,870	1,799,926	1,736,556
Operating expenses
Sales and marketing	748,619	664,135	652,239
Research and development	408,058	366,084	350,365
General and administrative	210,730	160,382	156,887
Litigation expense	—	—	391
Restructuring charges	—	18,426	12,718
Total	1,367,407	1,209,027	1,172,600
Income from operations	518,463	590,899	563,956
Other income, net	22,648	12,861	11,561
Income before income taxes	541,111	603,760	575,517
Provision for income taxes	113,377	150,071	154,756
Net income	$427,734	$453,689	$420,761
Net income per share — basic	$7.12	$7.41	$6.56
Weighted average shares — basic	60,044	61,262	64,173
Net income per share — diluted	$7.08	$7.32	$6.50
Weighted average shares — diluted	60,456	62,013	64,775
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended September 30,
	2019	2018	2017

Net income	$427,734	$453,689	$420,761
Other comprehensive income (loss):
Foreign currency translation adjustment	(837)	(1,415)	(3,671)
Available-for-sale securities:
Unrealized gains (losses) on securities, net of taxes of $954, $(869), and $(493) for the years ended September 30, 2019, 2018, and 2017, respectively	3,715	(2,775)	(822)
Reclassification adjustment for realized losses (gains) included in net income, net of taxes of $(35), $(4), and $186 for the years ended September 30, 2019, 2018, and 2017, respectively	110	9	(310)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	3,825	(2,766)	(1,132)
Total other comprehensive income (loss)	2,988	(4,181)	(4,803)
Comprehensive income	$430,722	$449,508	$415,958
 The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount

Balance, September 30, 2016	65,315	$13,191	$(13,194)	$1,185,265	$1,185,262
Exercise of employee stock options	9	201	—	—	201
Issuance of stock under employee stock purchase plan	469	46,838	—	—	46,838
Issuance of restricted stock	1,362	—	—	—	—
Repurchase of common stock	(4,561)	(223,826)	—	(376,264)	(600,090)
Tax benefit from employee stock transactions	—	5,897	—	—	5,897
Stock-based compensation	—	175,326	—	—	175,326
Net income	—	—	—	420,761	420,761
Other comprehensive loss	—	—	(4,803)	—	(4,803)
Balance, September 30, 2017	62,594	$17,627	$(17,997)	$1,229,762	$1,229,392
Exercise of employee stock options	1	3	—	—	3
Issuance of stock under employee stock purchase plan	475	48,815	—	—	48,815
Issuance of restricted stock	1,219	—	—	—	—
Repurchase of common stock	(4,074)	(203,873)	—	(396,208)	(600,081)
Stock-based compensation	—	157,855	—	—	157,855
Net income	—	—	—	453,689	453,689
Other comprehensive loss	—	—	(4,181)	—	(4,181)
Balance, September 30, 2018	60,215	$20,427	$(22,178)	$1,287,243	$1,285,492
Cumulative effect adjustment from adoption of ASC 606	—	—	—	36,048	36,048
Exercise of employee stock options	6	159	—	—	159
Issuance of stock under employee stock purchase plan	334	45,439	—	—	45,439
Issuance of restricted stock	998	—	—	—	—
Repurchase of common stock	(1,186)	(88,110)	—	(112,935)	(201,045)
Stock-based compensation	—	164,682	—	—	164,682
Net income	—	—	—	427,734	427,734
Other comprehensive income	—	—	2,988	—	2,988
Balance, September 30, 2019	60,367	$142,597	$(19,190)	$1,638,090	$1,761,497

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2019	2018	2017
Operating activities
Net income	$427,734	$453,689	$420,761
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss (gain) on disposition of assets and investments	1,106	(267)	(439)
Stock-based compensation	162,914	157,855	175,326
Provisions for doubtful accounts and sales returns	556	1,461	366
Depreciation and amortization	68,507	59,491	61,148
Deferred income taxes	7,440	20,810	(4,626)
Impairment of assets	6,273	—	—
Non-cash provisions for exit costs	8,211	—	—
Changes in operating assets and liabilities:
Accounts receivable	(18,305)	(4,889)	(24,115)
Inventories	(3,832)	(734)	4,218
Other current assets	(75,449)	15,607	(14,890)
Other assets	(22,742)	446	(2,056)
Accounts payable and accrued liabilities	74,710	6,583	30,524
Deferred revenue	110,718	51,016	94,064
Net cash provided by operating activities	747,841	761,068	740,281
Investing activities
Purchases of investments	(602,987)	(855,424)	(446,838)
Maturities of investments	625,201	439,130	390,449
Sales of investments	278,244	12,736	66,858
Acquisition of intangible assets	—	—	(4,000)
Acquisition of businesses, net of cash acquired	(611,550)	—	—
Cash provided by sale of fixed asset	—	1,000	—
Purchases of property and equipment	(103,542)	(53,465)	(38,681)
Net cash used in investing activities	(414,634)	(456,023)	(32,212)
Financing activities
Excess tax benefit from stock-based compensation	—	—	7,019
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	45,598	48,818	47,039
Repurchase of common stock	(201,045)	(600,081)	(600,090)
Net cash used in financing activities	(155,447)	(551,263)	(546,032)
Net increase (decrease) cash, cash equivalents and restricted cash	177,760	(246,218)	162,037
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,400)	(2,340)	(3,307)
Cash, cash equivalents and restricted cash, beginning of year	425,894	674,452	515,722
Cash, cash equivalents and restricted cash, end of year	$602,254	$425,894	$674,452
Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$100,569	$104,878	$162,944
Supplemental disclosures of non-cash activities
Capitalized leasehold improvements paid directly by landlord	$34,948	$9,958	$—

The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
The Company
F5 Networks, Inc. (the “Company”) is a leading provider of multi-cloud application services which enable its customers to develop, deploy, operate, secure, and govern applications in any architecture, from on-premises to the public cloud. The Company's cloud, software, and hardware solutions enable its customers to deliver digital experiences to their customers faster, reliably, and at scale. The Company's enterprise-grade application services are available as cloud-based, software-as-a-service, and software-only solutions optimized for multi-cloud environments, with modules that can run independently, or as part of an integrated solution on its high-performance appliances. In connection with its solutions, the Company offers a broad range of professional services, including consulting, training, installation, maintenance, and other technical support services.
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
Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples of estimates and assumptions include: revenue recognition, identifying and evaluating the performance obligations of contracts with non-standard terms, and the allocation of purchase consideration based on the relative fair value standalone sales price of these performance obligations; business combinations, the determination of fair value for acquired developed technology assets, including the evaluation and selection of significant assumptions such as royalty rates; obsolete and excess inventory; and valuation allowances on deferred tax assets. Actual results and outcomes may differ from management's estimates and assumptions.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash and cash equivalents in deposits with five major financial institutions, which, at times, exceed federally insured limits. The Company has not experienced any losses on its cash and cash equivalents. Amounts included in restricted cash represent those for which the Company's use is restricted by a contractual agreement.
Investments
The Company classifies its investment securities as available-for-sale. Investment securities, consisting of certificates of deposit, corporate and municipal bonds and notes, the United States government and agency securities and international government securities are reported at fair value with the related unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Investments in securities with maturities of less than one year or where management’s intent is to use the investments to fund current operations are classified as short-term investments. Investments with maturities of greater than one year are classified as long-term investments.

Concentration of Credit Risk
The Company extends credit to customers and is therefore subject to credit risk. The Company performs initial and ongoing credit evaluations of its customers’ financial condition and does not require collateral. An allowance for doubtful accounts is recorded to account for potential bad debts. Estimates are used in determining the allowance for doubtful accounts and are based upon an assessment of selected accounts and as a percentage of remaining accounts receivable by aging category. In determining these percentages, the Company evaluates historical write-offs, and current trends in customer credit quality, as well as changes in credit policies. At September 30, 2019, Synnex Corporation, Ingram Micro, Inc. and Carahsoft Technology accounted for 12.9%, 12.4% and 11.5% of the Company’s accounts receivable, respectively. At September 30, 2018, Ingram Micro, Inc. and Synnex Corporation accounted for 16.6% and 10.3% of the Company’s accounts receivable, respectively. No other customers accounted for more than 10% of total receivables as of September 30, 2019 and 2018.
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
Property and Equipment
Property and equipment are stated at net book value. Depreciation of property and equipment are provided using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are amortized over the lesser of the remaining lease term or the estimated useful life of the improvements. The cost of normal maintenance and repairs is charged to expense as incurred and expenditures for major improvements are capitalized at cost. Gains or losses on the disposition of assets are reflected in the income statements at the time of disposal.
Business Combinations
The Company’s business combinations are accounted for under the acquisition method. Management allocates the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.
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
For its annual impairment test performed in the second quarter of fiscal 2019, the Company completed a quantitative assessment and determined that there was no impairment of goodwill. The Company also considered potential impairment indicators of goodwill at September 30, 2019 and noted no indicators of impairment.
Intangible Assets
Intangible assets with finite lives consist of acquired developed technologies, customer relationships, patents and trademarks, trade names, and non-compete covenants acquired through business combination or asset acquisition. Intangible assets acquired through business combination are recorded at their respective estimated fair values upon acquisition close. Other intangible assets acquired through asset acquisition are recorded at their respective cost. The Company determines the estimated useful lives for acquired intangible assets based on the expected future cash flows associated with the respective asset. The Company's intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, ranging from two to fifteen years. Amortization expense related to acquired developed technologies are charged to cost of product revenues. Amortization expense related to customer relationships, trade names, and non-compete covenants are charged to sales and marketing activities. Amortization expense related to patents and trademarks are charged to general and administrative activities. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.
Software Development Costs
The authoritative guidance requires certain internal software development costs related to software to be sold to be capitalized upon the establishment of technological feasibility. Capitalized software development costs are amortized over the remaining estimated economic life of the product. The Company's software development costs incurred subsequent to achieving technological feasibility have not been significant and, as a result, all software development costs have been expensed as research and development activities as incurred.
Internal-Use Software
The Company capitalizes costs incurred during the application development stage associated with the development of internal-use software systems. The capitalized costs are then amortized over the estimated useful life of the software, which is generally three to five years, and are included in property and equipment in the accompanying consolidated balance sheets.
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

•
Identify the performance obligations in the contract. Performance obligations are identified in the Company's contracts and include hardware, hardware-based software, software-only solutions, cloud-based subscription services as well as a broad range of service performance obligations including consulting, training, installation and maintenance.

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

The following is a description of the principal activities from which the Company generates revenue:

Product
Revenue from the sale of the Company's hardware and perpetual software products is generally recognized at a point in time when the product has been fulfilled and the customer is obligated to pay for the product. When rights of return are present and the Company cannot estimate returns, revenue is recognized when such rights of return lapse. Payment terms to domestic customers are generally net 30 days to net 45 days. Payment terms to international customers range from net 30 days to net 120 days based on normal and customary trade practices in the individual markets.
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
Significant Judgments
The Company enters into certain contracts with customers, including enterprise license arrangements, with non-standard terms and conditions. Management exercises significant judgment in assessing contractual terms in these arrangements to identify and evaluate performance obligations and total consideration. Management allocates consideration to each performance obligation based on relative fair value using standalone selling price and recognizes associated revenue as control is transferred to the customer.
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
The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of September 30, 2019 and 2018 were not considered material.

Research and Development
Research and development expenses consist of salaries and related benefits of product development personnel, prototype materials and expenses related to the development of new and improved products, and an allocation of facilities, depreciation and amortization expense. Research and development expenses are reflected in the income statements as incurred.
Advertising
Advertising costs are expensed as incurred. The Company incurred $4.7 million, $4.6 million and $3.5 million in advertising costs during the fiscal years 2019, 2018 and 2017, respectively.
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
The Company has made an accounting policy election to treat taxes under the global intangible low-taxed income (GILTI) provision as a current period expense.
Foreign Currency
The functional currency for the Company’s foreign subsidiaries is either the U.S. dollar or the local currency depending on the assessment of management. An entity’s functional currency is determined by the currency of the economic environment in which the majority of cash is generated and expended by the entity. The financial statements of all majority-owned subsidiaries and related entities, with a functional currency other than the U.S. dollar, have been translated into U.S. dollars. All assets and liabilities of the respective entities are translated at year-end exchange rates and all revenues and expenses are translated at average rates during the respective period. Translation adjustments are reported as other comprehensive income (loss) in the consolidated statements of comprehensive income.
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period of exchange and are recorded in other income, net. The net effect of foreign currency gains and losses was not significant during the fiscal years ended September 30, 2019, 2018 and 2017.
Segments
Management has determined that the Company is organized as, and operates in, one reportable operating segment: the development, marketing and sale of application services that optimize the security, performance and availability of network applications, servers and storage systems.
Stock-based Compensation
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognized $162.9 million, $157.9 million and $175.3 million of stock-based compensation expense for the fiscal years ended September 30, 2019, 2018 and 2017, respectively. The income tax benefit recognized on stock-based compensation within income tax expense was $4.5 million, $9.4 million and $2.1 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively. As of September 30, 2019, there was $168.7 million of total unrecognized stock-based compensation cost, which will be recognized over approximately two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees.

The Company issues incentive awards to its employees through stock-based compensation consisting of restricted stock units (RSUs). On October 31, 2019, the Company’s Board of Directors and Compensation Committee approved 1,050,018 RSUs to employees and executive officers pursuant to the Company’s annual equity awards program. The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. All stock options granted in fiscal year 2019 were replacement awards of those assumed as part of the acquisition of NGINX. No stock options were granted in fiscal years 2018 and 2017. In determining the fair value of shares issued under the Employee Stock Purchase Plan (ESPP), the Company uses the Black-Scholes option pricing model that employs the following key assumptions.

	Employee Stock Purchase Plan Years Ended September 30,
	2019	2018	2017
Risk-free interest rate	1.97%	2.25%	1.14%
Expected dividend	—	—	—
Expected term	0.5 years	0.5 years	0.5 years
Expected volatility	26.32%	18.14%	22.03%

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
For the performance stock awards granted prior to fiscal 2018, attainment is based on the Company achieving specific quarterly revenue and EBITDA targets. In each case, 70% of the quarterly performance stock grant is based on achieving at least 80% of the quarterly revenue goal set by the Company's Board of Directors, and the other 30% is based on achieving at least 80% of the quarterly EBITDA goal set by the Company's Board of Directors. The quarterly performance stock grant is paid linearly over 80% of the targeted goals. At least 100% of both goals must be attained in order for the quarterly performance stock grant to be awarded over 100%. Each goal is evaluated individually and subject to the 80% achievement threshold and the 100% over-achievement threshold. Each goal is also capped at achievement of 200% above target.
For the fiscal 2018 and 2019 performance stock awards, the Company's Compensation Committee adopted a new set of metrics that are differentiated from the quarterly revenue and EBITDA measures, including (1) 50% of the annual performance stock grant is based on achieving 80% of the annual revenue goal set by the Company’s Board of Directors; (2) 25% of the annual performance stock grant is based on achieving at least an 18% increase in annual software revenue compared to the prior year; and (3) 25% of the annual performance stock grant is based on relative total shareholder return benchmarked to the S&P 500 index. In each case, no vesting or payment with respect to a performance goal shall occur unless a minimum threshold is met for the applicable goal. Vesting and payment with respect to the performance goal is linear above the threshold of the applicable goal and is capped at achievement of 200% above target.

As of September 30, 2019, the following annual equity grants for executive officers or a portion thereof are outstanding:

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
The Company recognizes compensation costs for awards with performance conditions and market conditions on a straight-line basis over the requisite service period for each separately vesting portion of the award and, for awards with performance conditions, when it concludes it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than twelve months. The Company’s leases primarily consist of operating leases for its offices and lab spaces. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. Adoption of the new lease standard requires measurement of leases at the beginning of the earliest period presented on a modified retrospective basis. The new standard will be effective for the Company beginning October 1, 2019. The Company anticipates that its long-term leases for office space will be recognized as lease liabilities and corresponding right-of-use assets, and will have a material impact on its consolidated balance sheets upon adoption.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) (ASU 2018-15), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, and hosting arrangements that include an internal-use software license. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.
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

As a result of an increase in sales of the Company's software solutions sold as Enterprise License Agreements and annual subscriptions, the adoption of ASC 606 had a material impact to the Company's consolidated balance sheet as of September 30, 2019 and consolidated income statements for the year ended September 30, 2019.

The following table summarizes the impact of adopting ASC 606 on the Company's consolidated balance sheet as of September 30, 2019 (in thousands):

	September 30, 2019
	As Reported (ASC 606)	Impacts Subsequent to the Date of Adoption	Impacts on the Date of Adoption (October 1, 2018)	Without Adoption (ASC 605)
Assets
Other current assets	$182,874	$50,938	$50,558	$81,378
Other assets, net	$203,781	$25,555	$59,676	$118,550
Deferred tax assets	$27,701	$(2,654)	$(7,902)	$38,257
Total assets	$3,390,275	$73,839	$102,332	$3,214,104
Liabilities and Shareholders' Equity
Accrued liabilities	$235,869	$11,986	$—	$223,883
Deferred revenue	$807,030	$14,112	$35,464	$757,454
Deferred revenue, long-term	$391,086	$(9,284)	$32,614	$367,756
Total liabilities	$1,628,778	$16,814	$68,078	$1,543,886
Retained earnings	$1,638,090	$55,231	$36,048	$1,546,811
Total liabilities and shareholders' equity	$3,390,275	$72,045	$104,126	$3,214,104

The following table summarizes the impact of adopting ASC 606 on the Company's consolidated income statement for the year ended September 30, 2019 (in thousands):

	Year Ended September 30, 2019
	As Reported (ASC 606)	Effect of Adoption of ASC 606	Without Adoption (ASC 605)
Total net revenues	$2,242,447	$72,246	$2,170,201
Total cost of net revenues	$356,577	$4,004	$352,573
Gross profit	$1,885,870	$68,242	$1,817,628
Total operating expenses	$1,367,407	$(1,629)	$1,369,036
Income before income taxes	$541,111	$69,871	$471,240
Provision for income taxes	$113,377	$14,640	$98,737
Net income	$427,734	$55,231	$372,503

Net income per share — basic	$7.12		$6.20
Net income per share — diluted	$7.08		$6.16

The adoption of ASC 606 did not have a material impact to cash from or used in operating, financing, or investing activities on the Company’s consolidated statement of cash flows for the year ended September 30, 2019.

Capitalized Contract Acquisition Costs
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the year ended September 30, 2019 (in thousands):

Balance, September 30, 2018	$—
Impacts from adoption of ASC 606	$54,608
Additional capitalized contract acquisition costs deferred	$33,925
Amortization of capitalized contract acquisition costs	$(29,087)
Balance, September 30, 2019	$59,446

Amortization of capitalized contract acquisition costs is recorded in Sales and Marketing expense in the accompanying consolidated income statements for the year ended September 30, 2019. There was no impairment of any capitalized contract acquisition costs.
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
The table below shows significant movements in contract assets (current and noncurrent) for the year ended September 30, 2019 (in thousands):

Balance, September 30, 2018	$—
Impacts from adoption of ASC 606	$57,499
Revenue recognized during period but not yet billed	$27,459
Contract asset net additions	$88,068
Contract assets reclassified to accounts receivable	$(40,534)
Balance, September 30, 2019	$132,492

As of September 30, 2019, contract assets that are expected to be reclassified to receivables within the next 12 months are included in other current assets, with those expected to be transferred to receivables in more than 12 months included in other assets. There were no impairments of contract assets during the year ended September 30, 2019.
The impacts to deferred revenue from the adoption of ASC 606 are primarily related to unbilled accounts receivable now being capitalized and included as contract assets on the balance sheet. The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the year ended September 30, 2019 (in thousands):

Balance, September 30, 2018	$1,015,321
Impacts from adoption of ASC 606	$68,078
Amounts billed but not recognized as revenues	$866,142
Revenues recognized related to the opening balance of deferred revenue	$(751,425)
Balance, September 30, 2019	$1,198,116

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

Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. The Company expects to recognize this amount as revenue over the following time periods (in thousands):

	2020	2021	Thereafter	Total
Revenue expected to be recognized on remaining performance obligations	$808,980	$237,175	$151,961	$1,198,116

See Note 14 - Segment Information, for disaggregated revenue by significant customer and geographic region.
3. Business Combinations
Fiscal Year 2019 Acquisition of Nginx, Inc.
On March 9, 2019, the Company entered into a Merger Agreement (the “Merger Agreement”) with Nginx, Inc. ("NGINX"), a provider of open source web server software and application delivery solutions. The transaction closed on May 8, 2019 with NGINX becoming a wholly-owned subsidiary of F5.
Pursuant to the Merger Agreement, at the effective time of the Merger, the capital stock of NGINX and the vested outstanding and unexercised stock options in NGINX were cancelled and converted to the right to receive approximately $643.2 million in cash, subject to certain adjustments and conditions set forth in the Merger Agreement, and the unvested stock options and restricted stock units in NGINX held by continuing employees of NGINX were assumed by F5, on the terms and conditions set forth in the Merger Agreement. Included in cash consideration was $19.0 million of transaction costs paid by F5 on behalf of NGINX. In addition, the Company incurred an additional $1.0 million of transaction costs associated with the acquisition which was included in General and Administrative expenses for fiscal 2019.
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

The developed technology intangible asset will be amortized on a straight-line basis over its estimated useful life of seven years and included in cost of net product revenues. The trade names and customer relationships intangible assets will be amortized on a straight-line basis over their estimated useful lives of seven years and fifteen years, respectively, and included in sales and marketing expenses. The weighted average life of the amortizable intangible assets recognized from the NGINX merger was 8.1 years. The estimated useful lives for the acquired intangible assets were based on the expected future cash flows associated with the respective asset. Tax deductible goodwill based on the Company's preliminary calculation is $450.7 million.
Since the NGINX acquisition was completed on May 8, 2019, the F5 and NGINX teams have been rapidly executing a plan to integrate ongoing operations. The pro forma financial information, as well as the revenue and earnings generated by NGINX, were not considered material for disclosure purposes.
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
The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2019, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using			Fair Value at September 30, 2019
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$140,238	$153,404	$—	$293,642
Short-term investments
Available-for-sale securities — certificates of deposit	—	249	—	249
Available-for-sale securities — corporate bonds and notes	—	259,547	—	259,547
Available-for-sale securities — municipal bonds and notes	—	12,129	—	12,129
Available-for-sale securities — U.S. government securities	—	78,992	—	78,992
Available-for-sale securities — U.S. government agency securities	—	22,146	—	22,146
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	298,916	—	298,916
Available-for-sale securities — municipal bonds and notes	—	2,524	—	2,524
Available-for-sale securities — U.S. government securities	—	5,515	—	5,515
Available-for-sale securities — U.S. government agency securities	—	51,447	—	51,447
Total	$140,238	$884,869	$—	$1,025,107

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

The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the year ended September 30, 2019, the Company recorded impairment of capitalized internal-use software costs of $6.3 million. The charge was reflected in the general and administrative expense line item on the Company’s consolidated income statement. No impairment of long-lived assets was noted as of and for the years ended September 30, 2018 and 2017.
5. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

September 30, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$249	$—	$—	$249
Corporate bonds and notes	259,242	402	(97)	259,547
Municipal bonds and notes	12,128	6	(5)	12,129
U.S. government securities	78,988	18	(14)	78,992
U.S. government agency securities	22,138	9	(1)	22,146
	$372,745	$435	$(117)	$373,063

September 30, 2018	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,970	$—	$—	$2,970
Corporate bonds and notes	394,684	9	(943)	393,750
Municipal bonds and notes	22,588	1	(65)	22,524
U.S. government securities	120,283	—	(205)	120,078
U.S. government agency securities	75,587	—	(204)	75,383
	$616,112	$10	$(1,417)	$614,705

Long-term investments consist of the following (in thousands):

September 30, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$298,888	$469	$(441)	$298,916
Municipal bonds and notes	2,528	2	(6)	2,524
U.S. government securities	5,515	3	(3)	5,515
U.S. government agency securities	51,463	5	(21)	51,447
	$358,394	$479	$(471)	$358,402

September 30, 2018	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$370,377	$25	$(2,692)	$367,710
Municipal bonds and notes	24,468	—	(182)	24,286
U.S. government securities	12,956	—	(185)	12,771
U.S. government agency securities	6,500	—	(83)	6,417
	$414,301	$25	$(3,142)	$411,184

Interest income from investments was $25.3 million, $17.0 million and $8.5 million for fiscal years 2019, 2018 and 2017, respectively. Interest income is included in other income, net on the Company's consolidated income statements.
The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2019 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
September 30, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$237,747	$(434)	$109,613	$(104)	$347,360	$(538)
Municipal bonds and notes	864	—	7,800	(11)	8,664	(11)
U.S. government securities	27,095	(12)	9,991	(5)	37,086	(17)
U.S. government agency securities	30,946	(22)	—	—	30,946	(22)
Total	$296,652	$(468)	$127,404	$(120)	$424,056	$(588)

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

The Company invests in securities that are rated investment grade. The unrealized losses on investments for fiscal year 2019 were primarily caused by interest rate increases.
The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of September 30, 2019, there were no investments in its portfolio that were other-than-temporarily impaired.
6. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s consolidated statements of cash flows for the periods presented (in thousands):

	September 30,
	2019	2018
Cash and cash equivalents	$599,219	$424,707
Restricted cash included in other assets, net	3,035	1,187
Total cash, cash equivalents and restricted cash	$602,254	$425,894

Inventories
Inventories consist of the following (in thousands):

	September 30,
	2019	2018
Finished goods	$22,441	$21,339
Raw materials	11,960	9,229
	$34,401	$30,568

Other Current Assets
Other current assets consist of the following (in thousands):

	September 30,
	2019	2018
Contract assets	$79,407	$—
Prepaid expenses	49,051	39,531
Capitalized contract acquisition costs	28,228	—
Other	26,188	12,795
	$182,874	$52,326

Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30,
	2019	2018
Computer equipment	$142,372	$135,176
Software	85,866	59,671
Office furniture and equipment	38,892	31,625
Leasehold improvements	151,055	107,615
	418,185	334,087
Accumulated depreciation and amortization	(194,759)	(189,045)
	$223,426	$145,042

Depreciation and amortization expense totaled approximately $58.0 million, $45.9 million, and $44.6 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.
During the year ended September 30, 2019, the Company recorded impairment of capitalized internal-use software costs of $6.3 million. The charge was reflected in the general and administrative expense line item on the Company’s consolidated statement of operations.

Goodwill
Changes in the carrying amount of goodwill during fiscal year 2019 are summarized as follows (in thousands):

Balance, September 30, 2018	$555,965
Acquisition of Nginx, Inc.	509,414
Balance, September 30, 2019	$1,065,379

There was no change in the carrying amount of goodwill during fiscal year 2018.
Other Assets
Other assets consist of the following (in thousands):

	September 30,
	2019	2018
Intangible assets	$108,903	$31,259
Contract assets	53,085	—
Capitalized contract acquisition costs	31,218	—
Other	10,575	10,927
	$203,781	$42,186

Intangible assets are included in other assets on the balance sheet and consist of the following (in thousands):

	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$126,173	$(53,213)	$72,960	$63,672	$(46,031)	$17,641
Customer relationships	20,242	(5,533)	14,709	8,242	(4,376)	3,866
Patents and trademarks	19,160	(11,800)	7,360	18,971	(9,219)	9,752
Trade names	15,473	(1,836)	13,637	973	(973)	—
Non-compete covenants	2,260	(2,023)	237	1,960	(1,960)	—
	$183,308	$(74,405)	$108,903	$93,818	$(62,559)	$31,259

Amortization expense related to intangible assets was approximately $11.8 million, $11.1 million, and $12.3 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.
Estimated amortization expense for intangible assets for the five succeeding fiscal years is as follows (in thousands):

2020	$18,331
2021	18,137
2022	16,844
2023	16,047
2024	14,360
$83,719

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30,
	2019	2018
Payroll and benefits	$138,453	$104,815
Income and other tax accruals	31,801	27,656
Other	65,615	48,508
	$235,869	$180,979

Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	September 30,
	2019	2018
Deferred rent	$66,103	$31,151
Income taxes payable	42,324	30,864
Other	23,426	3,877
	$131,853	$65,892

7. Income Taxes
The United States and international components of income before income taxes are as follows (in thousands):

	Years Ended September 30,
	2019	2018	2017
United States	$360,648	$441,336	$452,869
International	180,463	162,424	122,648
	$541,111	$603,760	$575,517

The provision for income taxes (benefit) consists of the following (in thousands):

	Years Ended September 30,
	2019	2018	2017
Current
U.S. federal	$43,039	$78,454	$113,105
State	13,864	9,800	10,381
Foreign	49,197	41,040	34,679
Total	106,100	129,294	158,165
Deferred
U.S. federal	8,716	21,259	964
State	1,617	725	99
Foreign	(3,056)	(1,207)	(4,472)
Total	7,277	20,777	(3,409)
	$113,377	$150,071	$154,756

The effective tax rate differs from the U.S. federal statutory rate as follows (in thousands):

	Years Ended September 30,
	2019	2018	2017
Income tax provision at statutory rate	$113,633	$147,921	$201,431
State taxes, net of federal benefit	14,206	9,349	9,235
Tax impact of foreign operations	(9,161)	(6,696)	(40,606)
Research and development and other credits	(12,760)	(13,159)	(12,795)
Domestic manufacturing deduction	—	(9,722)	(15,802)
Stock-based and other compensation	6,771	(150)	12,688
Impacts of the Tax Cuts and Jobs Act	—	21,015	—
Other	688	1,513	605
	$113,377	$150,071	$154,756

The provision for income taxes for fiscal year 2019 and 2018 includes various impacts from the Tax Cuts and Jobs Act enacted on December 22, 2017. Significant impacts for fiscal year 2019 include a further reduction of the U.S. federal income tax rate to 21%, a deduction for foreign derived intangible income, a tax on global intangible low taxed income, and repeal of the deduction for income attributable to domestic production activities. Significant impacts for fiscal year 2018 include a reduction of the U.S. federal income tax rate to 24.5%, a tax for deemed repatriation of undistributed foreign earnings, and an expense from the remeasurement of the Company's net deferred tax assets to reflect the change in the U.S. federal income tax rate when temporary differences are expected to reverse.
Effective January 1, 2018, the U.S. tax law provides a deduction for the foreign-source portion of dividends received from specified foreign corporations. The Company no longer maintains an indefinite reinvestment assertion on unremitted foreign earnings and has recorded a deferred tax liability for any estimated foreign, federal, or state tax liabilities associated with a future repatriation of foreign earnings.
The Company benefits from a tax incentive arrangement in certain foreign jurisdictions, which are effective through fiscal year 2021. The tax incentive agreements are conditional upon meeting certain operational, employment and investment requirements. These arrangements decreased foreign taxes by $8.1 million, $6.4 million and $6.9 million, and increased diluted earnings per common share by $0.13, $0.10 and $0.11 for the years ended September 30, 2019, 2018 and 2017, respectively.
The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	Years Ended September 30,
	2019	2018
Deferred tax assets
Net operating loss carry-forwards	$12,269	$11,540
Allowance for doubtful accounts	587	368
Accrued compensation and benefits	13,478	8,202
Inventories and related reserves	526	324
Stock-based compensation	7,144	5,570
Deferred revenue	35,247	29,290
Lease liabilities	17,313	3,662
Other accruals and reserves	14,673	10,747
Tax credit carryforwards	13,783	12,177
Depreciation	592	671
	115,612	82,551
Valuation allowance	(23,495)	(22,780)
	92,117	59,771
Deferred tax liabilities
Purchased intangibles and other	(10,560)	(10,678)
Depreciation	(39,910)	(12,277)
Deferred costs	(10,656)	—
Other accruals and reserves	(3,603)	(3,410)
	(64,729)	(26,365)

Net deferred tax assets	$27,388	$33,406

At September 30, 2019, the Company had foreign net operating loss carry-forwards of approximately $60.4 million that can be carried forward indefinitely and $3.5 million that will expire in fiscal year 2026. The Company had $3.4 million of federal net operating loss carryforwards, the annual utilization of which is limited under Internal Revenue Code Section 382, and can be carried forward indefinitely. In addition, there are $3.6 million of foreign credit carryforwards that will expire in fiscal years 2020 to 2024, $0.6 million of federal credit carryforwards that will expire in fiscal years 2038 to 2039, $12.4 million of state tax credit carryforwards that can be carried forward indefinitely and $3.6 million that will expire in fiscal years 2030 to 2034. Management believes that it is more-likely-than-not that the benefit from certain foreign net operating loss carryforwards and state tax carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance on the deferred tax assets relating to these carryforwards. The net change in the total valuation allowance was an increase of $0.7 million and $4.6 million for the years ended September 30, 2019 and 2018, respectively.
The Company recognizes the financial statement impact of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-

not threshold, the amount recognized in the financial statements is the largest impact that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal years 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Balance, beginning of period	$31,672	$23,135	$13,687
Gross increases related to prior period tax positions	5,129	2,715	2,769
Gross decreases related to prior period tax positions	(287)	—	—
Gross increases related to current period tax positions	7,756	8,230	8,507
Decreases relating to settlements with tax authorities	—	—	(240)
Reductions due to lapses of statute of limitations	(1,983)	(2,408)	(1,588)
Balance, end of period	$42,287	$31,672	$23,135

The total amount of gross unrecognized tax benefits was $42.3 million, $31.7 million, and $23.1 million as of September 30, 2019, 2018, and 2017, respectively, of which, $29.4 million, $23.1 million, and $18.3 million, if recognized, would affect the effective tax rate. There is a reasonable possibility that the Company’s unrecognized tax benefits will change within twelve months due to audit settlements or the expiration of statute of limitations, but the Company does not expect the change to be material to the consolidated financial statements.
The Company recognizes interest and, if applicable, penalties (not included in the “unrecognized tax benefits” table above) for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense. In the years ended September 30, 2019, 2018 and 2017, the Company recorded approximately $2.4 million, $0.4 million and $0.3 million, respectively, of interest and penalty expense related to uncertain tax positions. As of September 30, 2019 and 2018, the Company had a cumulative balance of accrued interest and penalties on unrecognized tax positions of $4.0 million and $1.6 million, respectively.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2015. The Company is currently under audit by various states for fiscal years 2014 through 2017, and by Israel for fiscal years 2013 to 2017. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore, Australia and Israel. The earliest periods open for review by local taxing authorities are fiscal years 2018 for the United Kingdom, 2013 for Japan, 2014 for Singapore, 2015 for Australia and 2013 for Israel. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal year 2016 federal income tax return, fiscal years 2014, 2015 and 2016 state income tax returns, and fiscal years 2013 to 2018 foreign income tax returns.
8. Shareholders' Equity
Common Stock Repurchase
On October 31, 2018, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $4.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. During fiscal year 2019, the Company repurchased and retired 1,185,881 shares at an average price of $169.53 per share and as of September 30, 2019, the Company had $1.4 billion remaining authorized to purchase shares.
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
9. Stock-based Compensation
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
2011 Employee Stock Purchase Plan. In April 2012, the Board of Directors amended and restated the Company’s 1999 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan. A total of 10,000,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than 10,000 shares during an offering period. In addition, no employee may purchase more than $25,000 worth of stock, determined by the fair market value of the shares at the time such option is granted, in one calendar year. The Employee Stock Purchase Plan has been implemented in a series of offering periods, each 6 months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. As of September 30, 2019 there were 2,318,325 shares available for awards under the Employee Stock Purchase Plan.
Acquisition Related Incentive Plans. In connection with the Company’s acquisition of Traffix Systems in the second quarter of fiscal year 2012, the Company assumed the Traffix 2007 Israeli Employee Share Option Plan, or the Traffix Plan. Unvested options to acquire Traffix’s common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 106,829 shares of common stock were reserved for issuance under the Traffix Plan. The plan provided for grants of stock options to persons who were employees, officers, directors, consultants or advisors to Traffix on or prior to February 21, 2012. During the fiscal year 2019, the Company issued no stock options or restricted stock units under the Traffix Plan. As of September 30, 2019, there were options to purchase 49 shares outstanding and no shares available for additional awards under the Traffix Plan. The Company terminated the Traffix Plan effective January 3, 2014 and no additional shares may be issued from the Traffix Plan.
In connection with the Company’s acquisition of Defense.Net, Inc. in the third quarter of fiscal year 2014, the Company assumed the Defense.Net, Inc. 2012 Stock Option and Grant Plan, or the Defense.Net Plan. Unvested options to acquire Defense.Net's common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 84,375 shares of common stock were reserved for issuance under the Defense.Net Plan. The plan provided for grants of stock options to persons who were employees, officers, directors, consultants or advisors to Defense.Net, Inc. on or prior to May 22, 2014. During the fiscal year 2019, the Company issued no stock options or restricted stock units under the Defense.Net Plan. As of September 30, 2019, there were options to purchase 113 shares outstanding and no shares available for additional awards under the Defense.Net Plan. The Company terminated the Defense.Net Plan effective January 5, 2015 and no additional shares may be issued from the Defense.Net Plan.
In May 2019, the Company adopted the Nginx Acquisition Equity Incentive Plan, or the Nginx Acquisition Plan. The Nginx Acquisition Plan provided for discretionary grants of stock options and stock units for employees, directors and consultants of Nginx, Inc. to whom the Company offered employment in connection with the Company’s acquisition of Nginx. A total of 183,061 shares of common stock were reserved for issuance under the Nginx Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Nginx Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2019, the Company issued no stock options and 178,334 restricted stock units under the Nginx Acquisition Plan. As of September 30, 2019, there were no options outstanding and 176,908 stock units outstanding. The Company terminated the Nginx Acquisition Plan effective October 31, 2019 and no additional shares may be issued from the Nginx Acquisition Plan.
In connection with the Company’s acquisition of Nginx, Inc. in the third quarter of fiscal year 2019, the Company assumed the Nginx Inc. 2011 Share Plan, or the Nginx Plan. Unvested options to acquire Nginx's common stock and unvested stock units with respect to Nginx’s common stock were converted into options to acquire the Company’s common stock and stock units with respect to the Company’s stock in connection with the acquisition. A total of 302,634 shares of common stock were reserved for issuance under the Nginx Plan (including converted options and stock units). The Nginx Plan provided for grants of stock options, stock awards and stock units to persons who were employees, officers, directors and consultants to Nginx, Inc. prior to May 8, 2019. During the fiscal year 2019, the Company issued (including conversions to Company awards) 215,767 stock options and 40,044 stock units under the Nginx Plan. As of September 30, 2019, there were options to purchase 207,597 shares outstanding and 37,102 stock units outstanding. The Company terminated the Nginx Acquisition Plan effective October 31, 2019 and no additional shares may be issued from the Nginx Acquisition Plan.

2014 Incentive Plan. In March 2014, the Company adopted the 2014 Incentive Plan, or the 2014 Plan, which amended and restated the 2005 Equity Incentive Plan. The 2014 Plan provides for discretionary grants of stock options, stock units and other equity and cash-based awards for employees, including officers, directors and consultants. A total of 20,480,000 shares of common stock have been reserved for issuance under the 2014 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 2014 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. During the fiscal year 2019, the Company issued no stock options, 62,154 performance stock units and 997,309 restricted stock units under the 2014 Plan. As of September 30, 2019, there were no options outstanding, 55,184 performance stock units outstanding, 1,041,889 restricted stock units outstanding and 2,881,829 shares available for new awards under the 2014 Plan.
A majority of the restricted stock units the Company grants to its employees vest quarterly over a two-year period. The performance stock units, restricted stock units and stock options under all plans were granted during fiscal years 2019, 2018 and 2017 with a per-share weighted average fair value of $165.64, $126.86 and $134.35, respectively. The fair value of performance stock units and restricted stock units vested during fiscal years 2019, 2018 and 2017 was $159.6 million, $182.6 million and $176.8 million, respectively.
A summary of restricted stock unit activity under the 2014 Plan is as follows:

	Performance Stock Units		Restricted Stock Units
	Outstanding Performance Stock Units	Weighted Average Grant Date Fair Value	Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, September 30, 2018	24,079	$119.01	1,150,870	$129.35
Units granted	62,154	173.46	997,309	173.00
Units vested	(25,618)	165.89	(972,116)	158.92
Units cancelled	(5,431)	162.74	(134,174)	150.94
Balance, September 30, 2019	55,184	$165.83	1,041,889	$158.10

A summary of stock option activity under all of the Company’s plans is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
Balance, September 30, 2018	162	$3.76
Options granted	215,767	24.49
Options exercised	(5,943)	26.84
Options cancelled	(2,227)	22.40
Balance, September 30, 2019	207,759	$24.43

All stock options granted in fiscal year 2019 were replacement awards of those assumed as part of the acquisition of NGINX. No stock options were granted in fiscal years 2018 and 2017.
The total intrinsic value of options exercised during fiscal 2019, 2018 and 2017 was $0.7 million, $0.1 million and $1.0 million, respectively.
A summary of options outstanding that are exercisable and that have vested and are expected to vest as of September 30, 2019 is as follows:

	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value(1)
				(In thousands)
Stock options outstanding	207,759	8.13	$24.43	$24,098
Exercisable	37,512	7.61	$22.58	$4,420
Vested and expected to vest	191,414	8.10	$24.33	$22,221

(1)	Aggregate intrinsic value represents the difference between the fair value of the Company’s common stock underlying these options at September 30, 2019 and the related exercise prices.
As of September 30, 2019, equity based awards (including stock options and restricted stock units) are available for future issuance as follows:

Awards Available for Grant
Balance, September 30, 2018	2,051,687
Granted	(1,493,608)
Cancelled	146,200
Additional shares reserved (terminated), net	2,235,695
Balance, September 30, 2019	2,939,974

10. Net Income Per Share
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended September 30,
	2019	2018	2017
Numerator
Net income	$427,734	$453,689	$420,761
Denominator
Weighted average shares outstanding — basic	60,044	61,262	64,173
Dilutive effect of common shares from stock options and restricted stock units	412	751	602
Weighted average shares outstanding — diluted	60,456	62,013	64,775
Basic net income per share	$7.12	$7.41	$6.56
Diluted net income per share	$7.08	$7.32	$6.50

Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were immaterial for the years ended September 30, 2019, 2018 and 2017.
11. Commitments and Contingencies
Operating Leases
The majority of the Company’s operating lease payments relate to the Company’s corporate headquarters in Seattle, Washington. On May 3, 2017, the Company entered into an agreement to lease approximately 515,000 square feet of office space in Seattle, Washington that now serves as its corporate headquarters. This lease will expire in 2033 with an option for renewal. As a result of the headquarters move as well as other non-recurring lease activity, the Company incurred lease exit costs of $8.2 million in fiscal 2019. As of September 30, 2019, $4.6 million of accrued lease exit costs are accrued in current and $6.2 million are accrued in other long-term liabilities.

The Company also leases additional office space for product development and sales and support personnel in the United States and internationally. Future minimum operating lease payments, net of sublease income, are as follows (in thousands):

	Gross Lease Payments	Sublease Income	Net Lease Payments
2020	$54,046	$683	$53,363
2021	50,712	1,051	49,661
2022	47,550	1,082	46,468
2023	36,514	368	36,146
2024	33,971	—	33,971
Thereafter	242,826	—	242,826
	$465,619	$3,184	$462,435

Rent expense under non-cancelable operating leases amounted to approximately $39.8 million, $30.0 million, and $30.2 million for the fiscal years ended September 30, 2019, 2018, and 2017, respectively.
Purchase Obligations
Purchase obligations are comprised of purchase commitments with the Company’s contract manufacturers. The agreement with the Company’s primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on the Company’s production forecast. The Company is obligated to purchase component inventory that the contract manufacturer procures in accordance with the forecast, unless cancellation is given within applicable lead times. As of September 30, 2019, the Company’s remaining unfulfilled purchase obligations were $20.8 million.
Litigation
On April 4, 2016, the Company sued Radware, Inc. in the United States District Court for the Western District of Washington (the case was subsequently moved to the Northern District of California) accusing Radware of infringing three Company patents. The Company’s complaint sought a jury trial and an unspecified amount of monetary damages, as well as interest, costs, and injunctive relief. Radware moved to dismiss the allegations of one patent, but the motion was denied.  Radware filed inter partes review (IPR) petitions on all of the asserted Company patents, but the US Patent Office dismissed all of the petitions. Radware also filed a counterclaim asserting that the Company infringed one of its now-expired patents. The Company filed an IPR petition against Radware’s counterclaim patent that resulted in cancellation of all but four of the patent’s claims by the Patent Office. The Court then held that F5 does not infringe the four remaining claims. Both parties subsequently dismissed all remaining claims and counterclaims to resolve the lawsuit in fiscal year 2019 pursuant to a settlement agreement, the terms of which are confidential. The settlement did not have a material impact to the Company's consolidated financial statements.
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
12. Restructuring Charges
In July 2018, the Company initiated a restructuring plan to match strategic and financial objectives and optimize resources for long term growth, including a reduction in force program affecting approximately 215 employees. The Company recorded a restructuring charge of $18.4 million in the fourth quarter of fiscal 2018. All severance restructuring costs had been incurred as of September 30, 2019 and the plan was complete.

13. Employee Benefit Plans
The Company has a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their compensation. The Company may, at its discretion, match a portion of the employees’ eligible contributions. Contributions by the Company to the plan during the years ended September 30, 2019, 2018, and 2017 were approximately $10.5 million, $10.5 million and $10.5 million, respectively. Contributions made by the Company vest over four years.
14. Segment Information
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
Revenues by Geographic Location and Other Information
The Company does business in three main geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); and the Asia Pacific region (APAC). The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis accompanied by information about revenues by geographic region. The Company’s foreign offices conduct sales, marketing and support activities. Revenues are attributed by geographic location based on the location of the customer.
The following presents revenues by geographic region (in thousands):

	Years Ended September 30,
	2019	2018	2017
Americas:
United States	$1,137,556	$1,088,270	$1,075,222
Other	108,112	116,073	110,298
Total Americas	1,245,668	1,204,343	1,185,520
EMEA	553,701	546,239	506,571
Asia Pacific	443,078	410,825	397,950
	$2,242,447	$2,161,407	$2,090,041

The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Years Ended September 30,
	2019	2018	2017
Ingram Micro, Inc.	18.2%	16.6%	16.1%
Tech Data[1]	10.2%	11.6%	12.4%
Westcon Group, Inc.[2]	10.0%	10.4%	17.7%
Synnex Corporation[2]	—	10.8%	—
Arrow ECS	—	10.7%	10.4%

(1)	On February 27, 2017, Tech Data completed the acquisition of Avnet Technology Solutions. Revenues for the year ended September 30, 2017 represent combined revenues for Tech Data and Avnet.

(2)	On September 1, 2017, Synnex Corporation completed the acquisition of Westcon Americas.
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	September 30,
	2019	2018
United States	$194,176	$126,790
EMEA	13,451	12,538
Other countries	15,799	5,714
	$223,426	$145,042

15. Quarterly Results of Operations (Unaudited)
The following presents the Company’s unaudited quarterly results of operations for the eight quarters ended September 30, 2019. The information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. This unaudited information has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that were considered necessary for a fair statement of the Company’s operating results for the quarters presented.

	Three Months Ended
	Sept. 30, 2019 (1)	June 30, 2019 (1)	March 31, 2019 (1)	Dec. 31, 2018 (1)	Sept. 30, 2018	June 30, 2018	March 31, 2018	Dec. 31, 2017
	(unaudited and in thousands, except per share data)
Net revenues
Products	$264,926	$248,929	$237,859	$233,877	$256,412	$238,835	$237,558	$227,303
Services	325,462	314,465	307,036	309,893	306,297	303,368	295,746	295,888
Total	590,388	563,394	544,895	543,770	562,709	542,203	533,304	523,191
Cost of net revenues
Products	44,693	44,336	43,547	42,410	48,505	45,164	44,127	43,265
Services	46,225	46,431	44,631	44,304	44,935	45,845	45,518	44,122
Total	90,918	90,767	88,178	86,714	93,440	91,009	89,645	87,387
Gross profit	499,470	472,627	456,717	457,056	469,269	451,194	443,659	435,804
Operating expenses
Sales and marketing	217,554	195,852	170,954	164,259	160,425	165,806	169,970	167,934
Research and development	102,812	116,894	96,314	92,038	95,078	94,061	91,056	85,889
General and administrative	64,390	57,141	46,656	42,543	41,748	39,374	39,276	39,984
Restructuring charges	—	—	—	—	18,426	—	—	—
Total operating expenses	384,756	369,887	313,924	298,840	315,677	299,241	300,302	293,807
Income from operations	114,714	102,740	142,793	158,216	153,592	151,953	143,357	141,997
Other income, net	3,397	4,722	7,434	7,095	5,667	2,259	2,790	2,145
Income before income taxes	118,111	107,462	150,227	165,311	159,259	154,212	146,147	144,142
Provision for income taxes	23,274	21,557	34,140	34,406	26,378	31,469	36,511	55,713
Net income	$94,837	$85,905	$116,087	$130,905	$132,881	$122,743	$109,636	$88,429
Net income per share — basic	$1.57	$1.43	$1.94	$2.17	$2.20	$2.01	$1.79	$1.42
Weighted average shares — basic	60,283	59,981	59,686	60,216	60,462	60,970	61,420	62,195
Net income per share — diluted	$1.57	$1.43	$1.93	$2.16	$2.18	$1.99	$1.77	$1.41
Weighted average shares — diluted	60,448	60,196	60,029	60,645	61,070	61,633	62,059	62,550

(1)
Quarterly results of operations for fiscal year 2019 contain effects from the adoption of ASC 606, and differ in comparability to previous years due to those effects. See Note 2 - Revenue from Contracts with Customers for more details.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the results of this assessment and on those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2019.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
During the fourth fiscal quarter, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Certain information required by this item regarding the Company’s directors and executive officers is incorporated herein by reference to the sections entitled “Board of Directors — Nominees and Continuing Directors,” “Corporate Governance — Committees of the Board — Audit Committee” and “— Code of Ethics for Senior Financial Officers” and “— Director Nomination,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement that will be furnished to the SEC no later than January 28, 2020 (the “Proxy Statement”). Additional information regarding the Company’s directors and executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Directors and Executive Officers of the Registrant.”

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

Item 16.	Form 10-K Summary
Not applicable.

EXHIBIT INDEX

Exhibit Number			Exhibit Description
2.1		—	Merger Agreement dated as of March 9, 2019, by and among the Registrant, Nginx, Inc., Neva Merger Sub Limited, and Fortis Advisors LLC(1)
3.1		—	Third Amended and Restated Articles of Incorporation of the Registrant(2)
3.2		—	Sixth Amended and Restated Bylaws of the Registrant(3)
4.1	*	—	Description of the Registrant's Securities
4.2		—	Specimen Common Stock Certificate(4)
10.1		—	Second Amended and Restated Office Lease Agreement dated April 5, 2010, between the Registrant and CLP--Elliott West, L.P.(5)
10.2		—	Office Lease Agreement between the Registrant and Selig Real Estate Holdings XXV, L.L.C. dated October 31, 2006(6)
10.3		—	Office Lease Agreement between the Registrant and Fifth & Columbia Investors, LLC dated May 3, 2017(7)
10.4		—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(8) §
10.5		—	F5 Networks, Inc. 2011 Employee Stock Purchase Plan (Amended and Restated effective March 14, 2019)(9) §
10.6		—	Form of Change of Control Agreement between the Registrant and the executive officers(10) §
10.7		—	Traffix Communication Systems Ltd. 2007 Israeli Employee Share Option Plan(11) §
10.8		—	Traffix Communication Systems Ltd. Acquisition Equity Incentive Plan(11) §
10.9		—	Versafe Ltd. Acquisition Equity Incentive Plan(12) §
10.10		—	F5 Networks, Inc. 2014 Incentive Plan (Amended and Restated effective March 14, 2019) (13) §
10.11		—	Defense.Net, Inc. 2012 Stock Option and Grant Plan(14) §
10.12		—	Defense.Net Acquisition Equity Incentive Plan(14) §
10.13		—	Nginx, Inc. 2011 Share Plan(15) §
10.14		—	Nginx, Inc. Acquisition Equity Incentive Plan(15) §
10.15		—	Nginx, Inc. Acquisition Equity Incentive Plan Award Agreement(16) §
10.16		—	Form of 2014 Incentive Plan Award Agreement (Accelerated Vesting) as revised November 2014(17) §
10.17		—	Form of 2014 Incentive Plan Award Agreement (Accelerated Vesting) as revised October 2017(18) §
10.18		—	Offer Letter from the Registrant to François Locoh-Donou(19) §
10.19		—	Offer Letter from the Registrant to Francis J. Pelzer(20) §
10.20		—	Separation Agreement and General Release of all Claims between the Registrant and John DiLullo(20) §
21.1	*	—	Subsidiaries of the Registrant
23.1	*	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

§	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Current Report on Form 8-K dated March 11, 2019 and filed with the SEC on March 11, 2019.

(2)	Incorporated by reference from Current Report on Form 8-K dated March 19, 2013 and filed with the SEC on March 19, 2013.

(3)	Incorporated by reference from Current Report on Form 8-K dated January 9, 2019 and filed with the SEC on January 9, 2019.

(4)	Incorporated by reference from Exhibit 4.1 of Registration Statement on Form S-1, File No. 333-75817.

(5)	Incorporated by reference from Current Report on Form 8-K dated April 5, 2010 and filed with the SEC on April 8, 2010.

(6)	Incorporated by reference from Current Report on Form 8-K dated October 31, 2006 and filed with the SEC on November 3, 2006.

(7)	Incorporated by reference from Current Report on Form 8-K dated May 3, 2017 and filed with the SEC on May 3, 2017.

(8)	Incorporated by reference from Exhibit 10.1 of Registration Statement on Form S-1, File No. 333-75817.

(9)	Incorporated by reference from Current Report on Form 8-K dated March 14, 2019 and filed with the SEC on March 14, 2019.

(10)	Incorporated by reference from Current Report on Form 8-K dated April 29, 2009 and filed with the SEC on May 4, 2009.

(11)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-179794.

(12)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-191773.

(13)	Incorporated by reference from Current Report on Form 8-K dated March 14, 2019 and filed with the SEC on March 14, 2019.

(14)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-196405.

(15)	Incorporated by reference from Registration Statement on Form S-8 File No. 333-231802.

(16)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

(17)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2014.

(18)	Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2017.

(19)	Incorporated by reference from Current Report on Form 8-K dated January 27, 2017 and filed with the SEC on January 30, 2017.

(20)	Incorporated by reference from Current Report on Form 8-K dated April 20, 2018 and filed with the SEC on April 25, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F5 NETWORKS, INC.

By:	/s/ FRANÇOIS LOCOH-DONOU
François Locoh-Donou
Chief Executive Officer and President
Dated: November 15, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ FRANÇOIS LOCOH-DONOU	Chief Executive Officer, President, and Director (principal executive officer)	November 15, 2019
François Locoh-Donou

By:	/S/ FRANCIS J. PELZER	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)	November 15, 2019
Francis J. Pelzer

By:	/S/ ALAN J. HIGGINSON	Director	November 15, 2019
Alan J. Higginson

By:	/S/ A. GARY AMES	Director	November 15, 2019
A. Gary Ames

By:	/S/ SANDRA BERGERON	Director	November 15, 2019
Sandra Bergeron

By:	/S/ DEBORAH L. BEVIER	Director	November 15, 2019
Deborah L. Bevier

By:	/S/ MICHEL COMBES	Director	November 15, 2019
Michel Combes

By:	/S/ MICHAEL L. DREYER	Director	November 15, 2019
Michael L. Dreyer

By:	/S/ PETER KLEIN	Director	November 15, 2019
Peter Klein

By:	/S/ JOHN MCADAM	Director	November 15, 2019
John McAdam

By:	/S/ NIKHIL MEHTA	Director	November 15, 2019
Nikhil Mehta

By:	/S/ MARIE MYERS	Director	November 15, 2019
Marie Myers