Form 10-Q
period 2019-12-31
F5 NETWORKS, INC.
filed 2020-02-05
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☑	Accelerated Filer	☐
Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of January 31, 2020 was 60,804,090.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31, 2019	September 30, 2019
ASSETS
Current assets
Cash and cash equivalents	$735,457	$599,219
Short-term investments	426,761	373,063
Accounts receivable, net of allowances of $3,304 and $3,259	354,668	322,029
Inventories	32,381	34,401
Other current assets	188,204	182,874
Total current assets	1,737,471	1,511,586
Property and equipment, net	229,800	223,426
Operating lease right-of-use assets	303,435	—
Long-term investments	312,044	358,402
Deferred tax assets	29,380	27,701
Goodwill	1,065,379	1,065,379
Other assets, net	197,851	203,781
Total assets	$3,875,360	$3,390,275
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$52,407	$62,627
Accrued liabilities	250,350	235,869
Deferred revenue	847,750	807,030
Total current liabilities	1,150,507	1,105,526
Deferred tax liabilities	258	313
Operating lease liabilities, long-term	342,303	—
Deferred revenue, long-term	390,223	391,086
Other long-term liabilities	62,611	131,853
Total long-term liabilities	795,395	523,252
Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 60,803 and 60,367 shares issued and outstanding	211,217	142,597
Accumulated other comprehensive loss	(18,376)	(19,190)
Retained earnings	1,736,617	1,638,090
Total shareholders’ equity	1,929,458	1,761,497
Total liabilities and shareholders’ equity	$3,875,360	$3,390,275
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended December 31,
	2019	2018
Net revenues
Products	$234,536	$233,877
Services	334,769	309,893
Total	569,305	543,770
Cost of net revenues
Products	42,118	42,410
Services	46,524	44,304
Total	88,642	86,714
Gross profit	480,663	457,056
Operating expenses
Sales and marketing	195,519	164,259
Research and development	96,005	92,038
General and administrative	59,004	42,543
Restructuring charges	7,800	—
Total	358,328	298,840
Income from operations	122,335	158,216
Other income, net	5,220	7,095
Income before income taxes	127,555	165,311
Provision for income taxes	29,028	34,406
Net income	$98,527	$130,905
Net income per share — basic	$1.62	$2.17
Weighted average shares — basic	60,649	60,216
Net income per share — diluted	$1.62	$2.16
Weighted average shares — diluted	60,815	60,645
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended December 31,
	2019	2018
Net income	$98,527	$130,905
Other comprehensive income:
Foreign currency translation adjustment	634	141
Available-for-sale securities:
Unrealized gains on securities, net of taxes of $28 and $65 for the three months ended December 31, 2019 and 2018, respectively	189	44
Reclassification adjustment for realized gains included in net income, net of taxes of $2 and $0 for the three months ended December 31, 2019 and 2018, respectively	(9)	—
Net change in unrealized gains on available-for-sale securities, net of tax	180	44
Total other comprehensive income	814	185
Comprehensive income	$99,341	$131,090
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(In thousands)
	Three months ended December 31, 2018
Balances, September 30, 2018	60,215	$20,427	$(22,178)	$1,287,243	$1,285,492
Cumulative effect adjustment from adoption of ASC 606	—	—	—	36,048	36,048
Issuance of stock under employee stock purchase plan	135	18,900	—	—	18,900
Issuance of restricted stock	277	—	—	—	—
Repurchase of common stock	(569)	(64,739)	—	(36,292)	(101,031)
Stock-based compensation	—	38,689	—	—	38,689
Net income	—	—	—	130,905	130,905
Other comprehensive income	—	—	185	—	185
Balances, December 31, 2018	60,058	$13,277	$(21,993)	$1,417,904	$1,409,188

	Three months ended December 31, 2019
Balances, September 30, 2019	60,367	$142,597	$(19,190)	$1,638,090	$1,761,497
Exercise of employee stock options	11	290	—	—	290
Issuance of stock under employee stock purchase plan	169	20,669	—	—	20,669
Issuance of restricted stock	256	—	—	—	—
Stock-based compensation	—	47,661	—	—	47,661
Net income	—	—	—	98,527	98,527
Other comprehensive income	—	—	814	—	814
Balances, December 31, 2019	60,803	$211,217	$(18,376)	$1,736,617	$1,929,458
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended December 31,
	2019	2018
Operating activities
Net income	$98,527	$130,905
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	47,661	38,689
Depreciation and amortization	18,979	14,001
Non-cash operating lease costs	8,703	—
Other	(31)	251
Deferred income taxes	(1,714)	2,714
Changes in operating assets and liabilities:
Accounts receivable	(32,683)	(28,921)
Inventories	2,020	(991)
Other current assets	(5,494)	(26,777)
Other assets	2,011	(157)
Accounts payable and accrued liabilities	(23,606)	2,022
Deferred revenue	39,856	66,122
Lease liabilities	(10,217)	—
Net cash provided by operating activities	144,012	197,858
Investing activities
Purchases of investments	(180,557)	(190,884)
Maturities of investments	150,697	151,537
Sales of investments	22,764	—
Purchases of property and equipment	(22,304)	(21,046)
Net cash used in investing activities	(29,400)	(60,393)
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	20,959	18,900
Repurchase of common stock	—	(101,032)
Net cash provided by (used in) financing activities	20,959	(82,132)
Net increase in cash, cash equivalents and restricted cash	135,571	55,333
Effect of exchange rate changes on cash, cash equivalents and restricted cash	820	46
Cash, cash equivalents and restricted cash, beginning of period	602,254	425,894
Cash, cash equivalents and restricted cash, end of period	$738,645	$481,273
Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$12,707	$—
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$394,315	$—
Capitalized leasehold improvements paid directly by landlord	$—	$15,384
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
Basis of Presentation
The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
Certain prior year amounts have been reclassified to conform to the current year presentation in the Consolidated Statements of Cash Flows. The reclassified amounts are considered immaterial and there was no change to total cash from operating, investing or financing activities as a result.
There have been no material changes to the Company's significant accounting policies as of and for the three months ended December 31, 2019, except for the accounting policy for leases that was updated as a result of adopting Accounting Standards Update 2016-02, Leases (Topic 842) (ASU 2016-02) and related standards. For more information, refer to the "Recently Adopted Accounting Standards" section of Note 1 and Note 7 - Leases.
Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than twelve months. The Company’s leases consist primarily of operating leases for its offices and lab spaces. The Company does not have finance leases. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The Company adopted this standard on October 1, 2019 on a modified retrospective basis by applying the new standard to its lease portfolio as of October 1, 2019, while continuing to apply legacy guidance in the comparative periods. The adoption of this standard had no impact on the consolidated income statements and consolidated statements of cash flows. Refer to Note 7 - Leases for further discussion.
Upon adoption of the standard, the Company elected the package of three expedients for existing and expired contracts to not reassess: the existence of additional leases, lease classification, or the treatment of initial direct costs. The Company also applies the short-term lease exemption for leases with an original expected term of 12 months or less and expenses such leases month-to-month and does not record a right-of-use asset or lease liability. Short-term lease activity under the exception is not significant. Additionally, the Company does not separate lease and non-lease components in the allocation of minimum lease payments for its office space and equipment leases, as such separation is not significant.
The Company includes in minimum lease payments, fixed and variable payments based on a rate or index, but excludes variable payments based on satisfying future benchmarks or actual future costs incurred; such amounts are expensed as incurred. To calculate the net present value, the Company applied an incremental borrowing rate. This incremental borrowing rate is determined using a portfolio approach based on the rate of interest the Company would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. Renewal options to extend lease terms are excluded from the minimum lease term at lease commencement.

Recently Issued Accounting Pronouncements
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
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the three months ended December 31, 2019 (in thousands):

Balance, September 30, 2019	$59,446
Additional capitalized contract acquisition costs deferred	7,412
Amortization of capitalized contract acquisition costs	(8,705)
Balance, December 31, 2019	$58,153

Amortization of capitalized contract acquisition costs was $8.7 million and $7.3 million for the three months ended December 31, 2019 and 2018, respectively, and is recorded in Sales and Marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.
Contract Balances
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. The Company records assets for amounts related to performance obligations that are satisfied but not yet billed and/or collected, in addition to contracts that have started, but not yet been fully billed. These assets are recorded as contract assets rather than receivables when receipt of the consideration is conditional on something other than the passage of time. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. These liabilities are classified as current and non-current deferred revenue.
The table below shows significant movements in contract assets (current and noncurrent) for the three months ended December 31, 2019 (in thousands):

Balance, September 30, 2019	$132,492
Revenue recognized during period but not yet billed	3,407
Contract asset net additions	12,930
Contract assets reclassified to accounts receivable	(13,584)
Balance, December 31, 2019	$135,245

As of December 31, 2019, contract assets that are expected to be reclassified to receivables within the next 12 months are included in other current assets, with those expected to be transferred to receivables in more than 12 months included in other assets. There were no impairments of contract assets during the three months ended December 31, 2019 and 2018.
The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the three months ended December 31, 2019 (in thousands):

Balance, September 30, 2019	$1,198,116
Amounts billed but not recognized as revenues	346,132
Revenues recognized related to the opening balance of deferred revenue	(306,275)
Balance, December 31, 2019	$1,237,973

Our contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period.
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. As of December 31, 2019, the total non-cancelable remaining performance obligations under the Company's contracts with customers was approximately $1.2 billion and the Company expects to recognize revenues on approximately 68.5% of these remaining performance obligations over the next 12 months, 18.7% in year two, and the remaining balance thereafter.
See Note 11, Segment Information, for disaggregated revenue by significant customer and geographic region.
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
The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at December 31, 2019, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2019
Cash equivalents	$249,178	$42,387	$—	$291,565
Short-term investments
Available-for-sale securities — certificates of deposits	—	991	—	991
Available-for-sale securities — corporate bonds and notes	—	264,425	—	264,425
Available-for-sale securities — municipal bonds and notes	—	9,190	—	9,190
Available-for-sale securities — U.S. government securities	—	131,808	—	131,808
Available-for-sale securities — U.S. government agency securities	—	20,347	—	20,347
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	274,477	—	274,477
Available-for-sale securities — U.S. government securities	—	7,559	—	7,559
Available-for-sale securities — U.S. government agency securities	—	30,008	—	30,008
Total	$249,178	$781,192	$—	$1,030,370

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2019, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2019
Cash equivalents	$140,238	$153,404	$—	$293,642
Short-term investments
Available-for-sale securities — certificates of deposits	—	249	—	249
Available-for-sale securities — corporate bonds and notes	—	259,547	—	259,547
Available-for-sale securities — municipal bonds and notes	—	12,129	—	12,129
Available-for-sale securities — U.S. government securities	—	78,992	—	78,992
Available-for-sale securities — U.S. government agency securities	—	22,146	—	22,146
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	298,916	—	298,916
Available-for-sale securities — municipal bonds and notes	—	2,524	—	2,524
Available-for-sale securities — U.S. government securities	—	5,515	—	5,515
Available-for-sale securities — U.S. government agency securities	—	51,447	—	51,447
Total	$140,238	$884,869	$—	$1,025,107

The Company uses the fair value hierarchy for financial assets and liabilities. The carrying amounts of other current financial assets and other current financial liabilities approximate fair value due to their short-term nature.
The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three months ended December 31, 2019 and 2018, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.
5. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

December 31, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposits	$991	$—	$—	$991
Corporate bonds and notes	264,006	463	(44)	264,425
Municipal bonds and notes	9,188	5	(3)	9,190
U.S. government securities	131,784	42	(18)	131,808
U.S. government agency securities	20,335	12	—	20,347
	$426,304	$522	$(65)	$426,761

September 30, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposits	$249	$—	$—	$249
Corporate bonds and notes	259,242	402	(97)	259,547
Municipal bonds and notes	12,128	6	(5)	12,129
U.S. government securities	78,988	18	(14)	78,992
U.S. government agency securities	22,138	9	(1)	22,146
	$372,745	$435	$(117)	$373,063

Long-term investments consist of the following (in thousands):

December 31, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$274,383	$267	$(173)	$274,477
U.S. government securities	7,558	5	(4)	7,559
U.S. government agency securities	30,035	—	(27)	30,008
	$311,976	$272	$(204)	$312,044

September 30, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$298,888	$469	$(441)	$298,916
Municipal bonds and notes	2,528	2	(6)	2,524
U.S. government securities	5,515	3	(3)	5,515
U.S. government agency securities	51,463	5	(21)	51,447
	$358,394	$479	$(471)	$358,402

Interest income from investments was $5.6 million and $7.0 million for the three months ended December 31, 2019 and 2018, respectively. Interest income is included in other income, net on the Company's consolidated income statements.
The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2019 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$171,910	$(180)	$62,543	$(37)	$234,453	$(217)
Municipal bonds and notes	1,421	—	2,530	(3)	3,951	(3)
U.S. government securities	79,687	(22)	—	—	79,687	(22)
U.S. government agency securities	31,119	(27)	—	—	31,119	(27)
Total	$284,137	$(229)	$65,073	$(40)	$349,210	$(269)

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

The Company invests in securities that are rated investment grade. The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of December 31, 2019, there were no investments in its portfolio that were other-than-temporarily impaired.
6. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s consolidated statements of cash flows for the periods presented (in thousands):

	December 31, 2019	September 30, 2019
Cash and cash equivalents	$735,457	$599,219
Restricted cash included in other assets, net	3,188	3,035
Total cash, cash equivalents and restricted cash	$738,645	$602,254

Inventories
Inventories consist of the following (in thousands):

	December 31, 2019	September 30, 2019
Finished goods	$21,463	$22,441
Raw materials	10,918	11,960
	$32,381	$34,401

Other Current Assets
Other current assets consist of the following (in thousands):

	December 31, 2019	September 30, 2019
Contract assets	$85,118	$79,407
Prepaid expenses	55,170	49,051
Capitalized contract acquisition costs	27,752	28,228
Other	20,164	26,188
	$188,204	$182,874

Other Assets
Other assets, net consist of the following (in thousands):

	December 31, 2019	September 30, 2019
Intangible assets	$104,315	$108,903
Contract assets	50,128	53,085
Capitalized contract acquisition costs	30,401	31,218
Other	13,007	10,575
	$197,851	$203,781

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31, 2019	September 30, 2019
Payroll and benefits	$110,446	$138,453
Operating lease liabilities, current	42,519	—
Income and other tax accruals	39,503	31,801
Other	57,882	65,615
	$250,350	$235,869

Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	December 31, 2019	September 30, 2019
Income taxes payable	$44,520	$42,324
Deferred rent	—	66,103
Other	18,091	23,426
	$62,611	$131,853

7. Leases
During the first quarter of fiscal 2020, the Company adopted ASU 2016-02, Leases (Topic 842) (the “Leasing Standard”) using the transition method provided in ASU 2018-11, Leases (Topic 842): Targeted Improvements. The impact of adopting the Leasing Standard resulted in the recognition of right-of-use assets and lease liabilities of $304.8 million and $386.4 million, respectively.
The majority of the Company’s operating lease payments relate to its corporate headquarters in Seattle, Washington, which includes approximately 515,000 square feet of office space. The lease commenced in April 2019 and expires in 2033 with an option for renewal. The Company has not yet determined whether the renewal option is likely to be exercised. The Company also leases additional office and lab space for product development and sales and support personnel in the United States and internationally. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of the Company's operating lease expenses for the three months ended December 31, 2019 were as follows (in thousands):

Three months ended December 31, 2019
Operating lease expense	$11,318
Short-term lease expense	814
Variable lease expense	5,839
Total lease expense	$17,971

Variable lease expense primarily consists of common area maintenance and parking expenses. The Company executed two sublease contracts that commenced during the first quarter of fiscal year 2020. Lease income payments are not due until the second fiscal quarter.
Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

December 31, 2019
Operating lease right-of-use assets, net	$303,435

Operating lease liabilities, current[1]	42,519
Operating lease liabilities, long-term	342,303
Total operating lease liabilities	$384,822

Weighted average remaining lease term (in years)	11.1
Weighted average discount rate	2.65%

(1)	Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheet.
Maturities of lease liabilities as of December 31, 2019 were as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2020 (remainder)	$39,193
2021	51,202
2022	48,737
2023	36,259
2024	32,938
2025	28,436
Thereafter	215,966
Total lease payments	452,731
Less: imputed interest	(67,909)
Total lease liabilities	$384,822

Operating lease liabilities above do not include sublease income. As of December 31, 2019, the Company expects to receive sublease income of approximately $5.6 million, which consists of $1.2 million to be received for the remainder of fiscal 2020 and $4.4 million to be received over the three fiscal years thereafter.
As of December 31, 2019, the Company had no significant operating leases that were executed but not yet commenced.
ASC 840 - Leases
As a result of adopting the Leasing Standard, reporting periods beginning in the first quarter of fiscal 2020 are presented under the new standard while prior period amounts are not adjusted and continue to be reported in accordance with ASC 840 - Leases.

Prior to the adoption of the Leasing Standard, future minimum operating lease payments, net of sublease income, were as follows as of September 30, 2019 (in thousands):

Fiscal Year	Gross Lease Payments	Sublease Income	Net Lease Payments
2020	$54,046	$683	$53,363
2021	50,712	1,051	49,661
2022	47,550	1,082	46,468
2023	36,514	368	36,146
2024	33,971	—	33,971
Thereafter	242,826	—	242,826
	$465,619	$3,184	$462,435

8. Commitments and Contingencies
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of December 31, 2019 and September 30, 2019 were not material.
Commitments
As of December 31, 2019, the Company’s principal commitments consisted of obligations outstanding under operating leases. The Company leases its facilities under operating leases that expire at various dates through 2033. There have been no material changes in the Company's lease obligations compared to those discussed in Note 11 to its annual consolidated financial statements.
The Company currently has arrangements with contract manufacturers and other suppliers for the manufacturing of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless it gives notice of order cancellation in advance of applicable lead times. There have been no material changes in the Company's inventory purchase obligations compared to those discussed in Note 11 to its annual consolidated financial statements.
Legal Proceedings
The Company is not aware of any pending legal proceedings that, individually or in the aggregate, are reasonably possible to have a material adverse effect on the Company’s business, operating results, or financial condition. The Company is subject to a variety of claims and suits that arise from time to time in the ordinary course of business. Although management currently believes that resolving claims against the Company, individually or in aggregate, will not have a material adverse impact on its financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.
9. Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items in the related period.

The effective tax rate was 22.8% and 20.8% for the three months ended December 31, 2019 and 2018, respectively. The increase in the effective tax rate for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018 is primarily due to the tax impact from stock-based compensation.
At December 31, 2019, the Company had $44.1 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements.  The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2015. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore, Australia, and Israel. The earliest periods open for review by local taxing authorities are fiscal years 2018 for the United Kingdom, 2014 for Japan, 2015 for Singapore, 2015 for Australia, and 2013 for Israel. The Company is currently under audit by various states for fiscal years 2014 through 2017 and by Israel for fiscal years 2013 to 2017. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal year 2016 federal income tax return, fiscal years 2015 and 2016 state income tax returns, and fiscal years 2013 to 2018 foreign income tax returns.
10. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. The Company’s nonvested restricted units do not have nonforfeitable rights to dividends or dividend equivalents and are not considered participating securities that should be included in the computation of earnings per share under the two-class method.
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended December 31,
	2019	2018
Numerator
Net income	$98,527	$130,905
Denominator
Weighted average shares outstanding — basic	60,649	60,216
Dilutive effect of common shares from stock options and restricted stock units	166	429
Weighted average shares outstanding — diluted	60,815	60,645
Basic net income per share	$1.62	$2.17
Diluted net income per share	$1.62	$2.16

Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were immaterial for the three months ended December 31, 2019 and 2018.
11. Segment Information
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
The following presents revenues by geographic region (in thousands):

	Three months ended December 31,
	2019	2018
Americas:
United States	$275,499	$264,751
Other	26,063	26,893
Total Americas	301,562	291,644
EMEA	155,952	148,984
Asia Pacific	111,791	103,142
	$569,305	$543,770

The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended December 31,
	2019	2018
Ingram Micro, Inc.	16.5%	16.8%
Westcon Group, Inc.	11.0%	11.3%
Arrow ECS	10.1%	10.9%

The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	December 31, 2019	September 30, 2019
United States	$198,595	$194,176
EMEA	14,678	13,451
Other countries	16,527	15,799
	$229,800	$223,426

12. Restructuring Charges
In December 2019, the Company initiated a restructuring plan to match strategic and financial objectives and optimize resources for long term growth, including a reduction in force program affecting approximately 75 employees. The Company recorded a restructuring charge of $7.8 million in the first quarter of fiscal 2020. The Company does not expect to record any significant future charges related to the restructuring plan.
During the quarter ended December 31, 2019, the following activity was recorded (in thousands):

Employee Severance, Benefits and Related Costs
Accrued expenses, October 1, 2019	$—
Restructuring charges	7,800
Cash payments	(5,282)
Non-cash items	—
Accrued expenses, December 31, 2019	$2,518

13. Subsequent Events
Acquisition of Shape Security, Inc.
On December 19, 2019, the Company entered into a Merger Agreement (the “Merger Agreement”) with Shape Security, Inc. ("Shape"), a provider of fraud and abuse prevention solutions. The transaction closed on January 24, 2020 with Shape becoming a wholly-owned subsidiary of F5.
Pursuant to the Merger Agreement, at the effective time of the Merger, the capital stock of Shape and the vested outstanding and unexercised stock options in Shape were cancelled and converted to the right to receive approximately $1.0 billion in cash, subject to certain adjustments and conditions set forth in the Merger Agreement, and the unvested stock options and restricted stock units in Shape held by continuing employees of Shape were assumed by F5, on the terms and conditions set forth in the Merger Agreement.
During the first quarter of 2020, the Company incurred approximately $4.0 million of acquisition and integration related expenses associated with the Shape acquisition, which is included within General and Administrative operating expenses in our Consolidated Income Statements.
As a result of limited access to Shape information required to prepare initial accounting, together with the limited time since the acquisition date and the effort required to conform the financial statements to the Company's practices and policies, the initial accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, pre-acquisition contingencies and goodwill. Also, the Company is unable to provide pro forma revenues and earnings of the combined entity. This information will be included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
Term Credit Agreement
In connection with the acquisition of Shape, on January 24, 2020, the Company entered into a Term Credit Agreement (“Term Credit Agreement”) with certain institutional lenders that provides for a senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Term Loan Facility”). The Term Loan Facility matures on January 24, 2023 with quarterly installments (commencing with the first full fiscal quarter ended after January 24, 2020) equal to 1.25% of the original principal amount of the Term Loan Facility. The remaining outstanding principal of borrowings under the Term Loan Facility is due upon maturity on January 24, 2023.  Borrowings under the Term Loan Facility may be voluntarily prepaid, in whole or in part, without penalty or premium. Borrowings repaid or prepaid under the Term Loan Facility may not be reborrowed. Borrowings under the Term Loan Facility bear interest at a rate equal to, at the Company’s option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on our leverage ratio, or (b) an alternate base rate determined in accordance with the Term Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company’s leverage ratio. Interest on the outstanding principal of borrowings is currently due monthly in arrears. As of January 24, 2020, the margin for LIBOR-based loans was 1.125% and the margin for alternate base rate loans was 0.125%. Among certain affirmative and negative covenants provided in the Term Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA.
The proceeds from the Term Loan Facility were used to (i) finance, in part, the acquisition of Shape and (ii) to pay fees and expenses incurred in connection with the acquisition of Shape and the related transactions. As of February 5, 2020, there was $400.0 million outstanding under the Term Loan Facility.

Revolving Credit Agreement
On January 31, 2020, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the “Revolving Credit Facility”). The Company has the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. The Revolving Credit Facility matures on January 31, 2025. The remaining outstanding principal of borrowings under the Revolving Credit Facility is due upon maturity on January 31, 2025. The Company has the option to request up to two extensions of the maturity date in each case for an additional period of one year. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on our leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on our leverage ratio. The Revolving Credit Agreement also requires payment of a commitment fee calculated at a rate per annum of 0.125% to 0.300% depending on our leverage ratio on the undrawn portion of the Revolving Credit Facility. Among certain affirmative and negative covenants provided in the Revolving Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. As of February 5, 2020, there were no outstanding borrowings under the Revolving Credit Facility.

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
Overview
F5 is a leading provider of multi-cloud application services which enable our customers to develop, deploy, operate, secure, and govern applications in any architecture, from on-premises to the public cloud. Our enterprise-grade application services are available as cloud-based, software-as-a-service, and software-only solutions optimized for multi-cloud environments, with modules that can run independently, or as part of an integrated solution on our high-performance appliances. We market and sell our products primarily through multiple indirect sales channels in the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); and the Asia Pacific region (APAC). Enterprise customers (Fortune 1000 or Business Week Global 1000 companies) in the technology, telecommunications, financial services, transportation, education, manufacturing and healthcare industries, along with government customers, continue to make up the largest percentage of our customer base.
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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The increase in cash and investments for the first three months of fiscal year 2020 was primarily due to cash provided by operating activities of $144.0 million. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $22.3 million for the first three months of fiscal year 2020 were primarily related to the expansion of our facilities to support our operations worldwide as well as investments in information technology infrastructure and equipment purchases to support our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased in the first quarter of fiscal year 2020 primarily due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding at the end of the first quarter of fiscal year 2020 was 56. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.

Summary of Critical Accounting Policies and Estimates
The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that, of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: revenue recognition and accounting for business combinations.
There were no material changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K for the fiscal year ended September 30, 2019. Actual results may differ from these estimates under different assumptions or conditions.
Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended December 31,
	2019	2018
	(in thousands, except percentages)
Net Revenues
Products	$234,536	$233,877
Services	334,769	309,893
Total	$569,305	$543,770
Percentage of net revenues
Products	41.2%	43.0%
Services	58.8	57.0
Total	100.0%	100.0%

Net revenues. Total net revenues increased 4.7% for the three months ended December 31, 2019, from the comparable period in the prior year. Overall revenue growth for the three months ended December 31, 2019, was primarily due to increased software revenue including our subscription-based products and increased service revenues as a result of our increased installed base of products. International revenues represented 51.6% of total net revenues for the three months ended December 31, 2019, compared to 51.3% for the same period in the prior year.
Net product revenues remained relatively flat for the three months ended December 31, 2019, from the comparable period in the prior year.
Net service revenues increased 8.0% for the three months ended December 31, 2019, from the comparable period in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended December 31,
	2019	2018
Ingram Micro, Inc.	16.5%	16.8%
Westcon Group, Inc.	11.0%	11.3%
Arrow ECS	10.1%	10.9%
The following distributors of the Company's products accounted for more than 10% of total receivables:

	December 31, 2019	September 30, 2019
Ingram Micro, Inc.	12.1%	12.4%
Arrow ECS	11.9%	—
Carahsoft Technology	11.5%	11.5%
Westcon Group, Inc.	10.8%	—
Synnex Corporation	10.7%	12.9%
No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended December 31,
	2019	2018
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$42,118	$42,410
Services	46,524	44,304
Total	88,642	86,714
Gross profit	$480,663	$457,056
Percentage of net revenues and gross profit (as a percentage of related net revenue)
Products	18.0%	18.1%
Services	13.9	14.3
Total	15.6	15.9
Gross profit	84.4%	84.1%
Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues remained relatively flat for the three months ended December 31, 2019, from the comparable period in the prior year, consistent with the trend in product revenues.

Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three months ended December 31, 2019, cost of net service revenues as a percentage of net service revenues was 13.9%, compared to 14.3% for the comparable period in the prior year. The decrease in cost of net service revenues as a percentage of net service revenues is primarily due to the scalability of our existing customer support infrastructure and increased revenue from maintenance contracts. Professional services headcount at the end of December 2019 increased to 921 from 896 at the end of December 2018.

	Three months ended December 31,
	2019	2018
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$195,519	$164,259
Research and development	96,005	92,038
General and administrative	59,004	42,543
Restructuring charges	7,800	—
Total	$358,328	$298,840
Operating expenses (as a percentage of net revenue)
Sales and marketing	34.3%	30.2%
Research and development	16.9	16.9
General and administrative	10.4	7.8
Restructuring charges	1.4	—
Total	63.0%	54.9%
Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased $31.3 million, or 19.0% for the three months ended December 31, 2019, from the comparable period in the prior year. The increase in sales and marketing expense was primarily due to an increase of $13.6 million in personnel costs for the three months ended December 31, 2019 from the comparable period in the prior year. In addition, facilities costs for our Sales and Marketing organization increased $3.0 million for the three months ended December 31, 2019 from the comparable period in the prior year, primarily due to the move of our corporate headquarters which began in April 2019. Sales and marketing headcount at the end of December 2019 increased to 2,123 from 1,774 at the end of December 2018. Sales and marketing expenses included stock-based compensation expense of $21.8 million for the three months ended December 31, 2019, compared to $15.5 million for the same period in the prior year.
Research and development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased $4.0 million, or 4.3% for the three months ended December 31, 2019 from the comparable period in the prior year. The increase in research and development expense was primarily due to an increase of $2.2 million in personnel costs for the three months ended December 31, 2019 from the comparable period in the prior year, as well as a $2.4 million increase in facilities costs primarily due to the move of our corporate headquarters which began in April 2019. Research and development headcount at the end of December 2019 increased to 1,534 from 1,320 at the end of December 2018. Research and development expenses included stock-based compensation expense of $11.2 million for the three months ended December 31, 2019 compared to $10.3 million for the same period in the prior year.

General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, facilities and depreciation expenses. General and administrative expenses increased $16.5 million, or 38.7% for the three months ended December 31, 2019 from the comparable period in the prior year. The increase in general and administrative expenses was primarily due to an increase of $6.4 million in fees paid to outside consultants for legal, accounting and tax services for the three months ended December 31, 2019 from the comparable period in the prior year. In addition, personnel costs increased $4.2 million for the three months ended December 31, 2019 from the comparable period in the prior year due to growth in general and administrative headcount, including employees from the acquisition of NGINX. General and administrative expenses for the three months ended December 31, 2019 also included an increase in facilities cost of $1.9 million from the comparable period in the prior year, primarily due to the move of our corporate headquarters which began in April 2019. General and administrative headcount at the end of December 2019 increased to 616 from 494 at the end of December 2018. General and administrative expenses included stock-based compensation expense of $9.2 million for the three months ended December 31, 2019 compared to $7.8 million for the same period in the prior year.
Restructuring charges. In the first fiscal quarter of 2020, we completed a restructuring plan to align strategic and financial objectives and optimize resources for long term growth. As a result of these initiatives, we recorded a restructuring charge of $7.8 million related to a reduction in workforce.

	Three months ended December 31,
	2019	2018
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$122,335	$158,216
Other income, net	5,220	7,095
Income before income taxes	127,555	165,311
Provision for income taxes	29,028	34,406
Net income	$98,527	$130,905
Other income and income taxes (as percentage of net revenue)
Income from operations	21.5%	29.1%
Other income, net	0.9	1.3
Income before income taxes	22.4	30.4
Provision for income taxes	5.1	6.3
Net income	17.3%	24.1%
Other income, net. Other income, net consists primarily of interest income and foreign currency transaction gains and losses. The decrease in other income, net for the three months ended December 31, 2019 was primarily due to a decrease in interest income of $1.4 million from our investments compared to the same period in the prior year.
Provision for income taxes. The effective tax rate was 22.8% and 20.8% for the three months ended December 31, 2019 and 2018, respectively. The increase in the effective tax rate for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018 is primarily due to the tax impact from stock-based compensation.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at December 31, 2019 and September 30, 2019 were $29.1 million and $27.4 million, respectively. The net deferred tax assets include valuation allowances of $23.4 million and $23.5 million as of December 31, 2019 and September 30, 2019, respectively, which are primarily related to tax net operating losses incurred in certain foreign jurisdictions, and state tax carryforwards.
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

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,474.3 million as of December 31, 2019, compared to $1,330.7 million as of September 30, 2019, representing an increase of $143.6 million. The increase was primarily due to cash provided by operating activities of $144.0 million for the three months ended December 31, 2019. Cash provided by operating activities for the first three months of fiscal year 2020 resulted from net income of $98.5 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation and amortization charges. Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, together with cash generated from operations should be sufficient to meet our operating requirements for at least the next twelve months.
Cash used in investing activities was $29.4 million for the three months ended December 31, 2019, compared to cash used in investing activities of $60.4 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions and capital expenditures. The amount of cash used in investing activities for the three months ended December 31, 2019 was primarily the result of capital expenditures related to the build-out of our new corporate headquarters and the purchase of investments, partially offset by the maturity and sale of investments.
Cash provided by financing activities was $21.0 million for the three months ended December 31, 2019, compared to cash used in financing activities of $82.1 million for the same period in the prior year. Our financing activities for the three months ended December 31, 2019 consisted of cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $21.0 million.
Obligations and Commitments
As of December 31, 2019, our principal commitments consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2033. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
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
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of December 31, 2019. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of December 31, 2019, 25.7% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three month period ended December 31, 2019, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2019.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.
Changes in Internal Control over Financial Reporting
In October 2019, we implemented new and modified internal controls over financial reporting in connection with our adoption of ASC Topic 842, Leases. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 8 - Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.

Item 1A.	Risk Factors
There have been no material changes to our risk factors from those described in Part 1, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, which was filed with the Securities and Exchange Commission on November 15, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On October 31, 2018, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $4.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The Company did not repurchase and retire any shares during the three months ended December 31, 2019.
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

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number		Exhibit Description

2.1	—	Merger Agreement, dated December 19, 2019, by and among F5 Networks, Inc., Silhouette Merger Sub, Inc., Shape Security, Inc., and Shareholder Representative Services LLC.(1)

10.1	—	Commitment Letter, dated as of December 19, 2019, by and among F5 Networks, Inc., JPMorgan Chase Bank, N.A, Bank of America, N.A. and BofA Securities, Inc.(1)

10.2*	—	Revolving Credit Agreement dated as of January 31, 2020, among F5 Networks, Inc., the Lenders Party Hereto and JPMorgan Chase Bank, N.A., as the Administrative Agent

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

(1)	Incorporated by reference from Current Report on Form 8-K dated December 19, 2019 and filed with the SEC on December 24, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of February, 2020.

F5 NETWORKS, INC.

By:	/s/ FRANCIS J. PELZER
Francis J. Pelzer
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)