Form 10-Q
period 2020-03-31
F5 NETWORKS, INC.
filed 2020-05-06
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☑	Accelerated Filer	☐
Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of May 1, 2020 was 60,896,541.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2020	September 30, 2019
ASSETS
Current assets
Cash and cash equivalents	$572,888	$599,219
Short-term investments	248,257	373,063
Accounts receivable, net of allowances of $3,305 and $3,259	338,655	322,029
Inventories	30,942	34,401
Other current assets	217,989	182,874
Total current assets	1,408,731	1,511,586
Property and equipment, net	232,006	223,426
Operating lease right-of-use assets	327,436	—
Long-term investments	204,969	358,402
Deferred tax assets	47,230	27,701
Goodwill	1,864,991	1,065,379
Other assets, net	355,614	203,781
Total assets	$4,440,977	$3,390,275
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$56,200	$62,627
Accrued liabilities	286,902	235,869
Deferred revenue	889,629	807,030
Current portion of long-term debt	19,275	—
Total current liabilities	1,252,006	1,105,526
Deferred tax liabilities	221	313
Deferred revenue, long-term	391,475	391,086
Operating lease liabilities, long-term	357,645	—
Long-term debt	378,685	—
Other long-term liabilities	62,751	131,853
Total long-term liabilities	1,190,777	523,252
Commitments and contingencies (Note 9)
Shareholders' equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 60,629 and 60,367 shares issued and outstanding	223,101	142,597
Accumulated other comprehensive loss	(22,903)	(19,190)
Retained earnings	1,797,996	1,638,090
Total shareholders' equity	1,998,194	1,761,497
Total liabilities and shareholders' equity	$4,440,977	$3,390,275
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Net revenues
Products	$259,538	$237,859	$494,074	$471,736
Services	323,911	307,036	658,680	616,929
Total	583,449	544,895	1,152,754	1,088,665
Cost of net revenues
Products	53,086	43,547	95,204	85,957
Services	48,152	44,631	94,676	88,935
Total	101,238	88,178	189,880	174,892
Gross profit	482,211	456,717	962,874	913,773
Operating expenses
Sales and marketing	215,472	170,954	410,991	335,213
Research and development	109,028	96,314	205,033	188,352
General and administrative	74,013	46,656	133,017	89,199
Restructuring charges	—	—	7,800	—
Total	398,513	313,924	756,841	612,764
Income from operations	83,698	142,793	206,033	301,009
Other (loss) income, net	(141)	7,434	5,079	14,529
Income before income taxes	83,557	150,227	211,112	315,538
Provision for income taxes	22,178	34,140	51,206	68,546
Net income	$61,379	$116,087	$159,906	$246,992
Net income per share — basic	$1.01	$1.94	$2.63	$4.12
Weighted average shares — basic	60,869	59,686	60,758	59,954
Net income per share — diluted	$1.00	$1.93	$2.62	$4.09
Weighted average shares — diluted	61,084	60,029	61,017	60,374
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Net income	$61,379	$116,087	$159,906	$246,992
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,586)	(197)	(952)	(56)
Available-for-sale securities:
Unrealized (losses) gains on securities, net of taxes of $(368) and $679 for the three months ended March 31, 2020 and 2019, respectively, and $(344) and $743 for the six months ended March 31, 2020 and 2019, respectively	(2,999)	2,849	(2,831)	2,893
Reclassification adjustment for realized losses included in net income, net of taxes of $(17) and $0 for the three months ended March 31, 2020 and 2019, respectively, and $(18) and $0 for the six months ended March 31, 2020 and 2019, respectively	58	—	70	—
Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(2,941)	2,849	(2,761)	2,893
Total other comprehensive (loss) income	(4,527)	2,652	(3,713)	2,837
Comprehensive income	$56,852	$118,739	$156,193	$249,829
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(In thousands)
	Three months ended March 31, 2019
Balances, December 31, 2018	60,058	$13,277	$(21,993)	$1,417,904	$1,409,188
Issuance of restricted stock	254	—	—	—	—
Repurchase of common stock	(617)	(23,370)	—	(76,643)	(100,013)
Stock-based compensation	—	39,494	—	—	39,494
Net income	—	—	—	116,087	116,087
Other comprehensive income	—	—	2,652	—	2,652
Balances, March 31, 2019	59,695	$29,401	$(19,341)	$1,457,348	$1,467,408

	Three months ended March 31, 2020
Balances, December 31, 2019	60,803	$211,217	$(18,376)	$1,736,617	$1,929,458
Exercise of employee stock options	20	498	—	—	498
Issuance of restricted stock	248	—	—	—	—
Repurchase of common stock	(442)	(50,009)	—	—	(50,009)
Stock-based compensation	—	61,395	—	—	61,395
Net income	—	—	—	61,379	61,379
Other comprehensive loss	—	—	(4,527)	—	(4,527)
Balances, March 31, 2020	60,629	$223,101	$(22,903)	$1,797,996	$1,998,194

	Six months ended March 31, 2019
Balances, September 30, 2018	60,215	$20,427	$(22,178)	$1,287,243	$1,285,492
Cumulative effect adjustment from adoption of ASC 606	—	—	—	36,048	36,048
Issuance of stock under employee stock purchase plan	135	18,901	—	—	18,901
Issuance of restricted stock	531	—	—	—	—
Repurchase of common stock	(1,186)	(88,110)	—	(112,935)	(201,045)
Stock-based compensation	—	78,183	—	—	78,183
Net income	—	—	—	246,992	246,992
Other comprehensive income	—	—	2,837	—	2,837
Balances, March 31, 2019	59,695	$29,401	$(19,341)	$1,457,348	$1,467,408

	Six months ended March 31, 2020
Balances, September 30, 2019	60,367	$142,597	$(19,190)	$1,638,090	$1,761,497
Exercise of employee stock options	31	789	—	—	789
Issuance of stock under employee stock purchase plan	169	20,670	—	—	20,670
Issuance of restricted stock	504	—	—	—	—
Repurchase of common stock	(442)	(50,009)	—	—	(50,009)
Stock-based compensation	—	109,054	—	—	109,054
Net income	—	—	—	159,906	159,906
Other comprehensive loss	—	—	(3,713)	—	(3,713)
Balances, March 31, 2020	60,629	$223,101	$(22,903)	$1,797,996	$1,998,194
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended March 31,
	2020	2019
Operating activities
Net income	$159,906	$246,992
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	98,447	78,183
Depreciation and amortization	43,112	28,246
Non-cash operating lease costs	18,970	—
Other	54	(43)
Deferred income taxes	5,353	3,606
Changes in operating assets and liabilities (excluding effects of the acquisition of businesses):
Accounts receivable	4,317	(24,419)
Inventories	3,459	(2,895)
Other current assets	(19,603)	(35,735)
Other assets	(4,298)	2,683
Accounts payable and accrued liabilities	(1,936)	16,746
Deferred revenue	43,987	78,046
Lease liabilities	(25,948)	—
Net cash provided by operating activities	325,820	391,410
Investing activities
Purchases of investments	(195,123)	(211,087)
Maturities of investments	237,892	351,600
Sales of investments	232,255	2,499
Acquisition of businesses, net of cash acquired	(955,574)	—
Purchases of property and equipment	(35,463)	(50,056)
Net cash (used in) provided by investing activities	(716,013)	92,956
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	21,443	18,900
Repurchase of common stock	(50,009)	(201,045)
Proceeds from term debt agreement	400,000	—
Payments for debt issuance costs	(3,040)	—
Net cash provided by (used in) financing activities	368,394	(182,145)
Net (decrease) increase in cash, cash equivalents and restricted cash	(21,799)	302,221
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,090)	(265)
Cash, cash equivalents and restricted cash, beginning of period	602,254	425,894
Cash, cash equivalents and restricted cash, end of period	$579,365	$727,850
Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$30,067	$—
Cash paid for interest on long-term debt	$2,089	$—
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$399,203	$—
Capitalized leasehold improvements paid directly by landlord	$—	$28,814
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Summary of Significant Accounting Policies
Description of Business
F5 Networks, Inc. (the "Company") is a leading provider of multi-cloud application services which enable its customers to develop, deploy, operate, secure, and govern applications in any architecture, from on-premises to the public cloud. The Company's cloud, software, and hardware solutions enable its customers to deliver digital experiences to their customers faster, reliably, and at scale. The Company's enterprise-grade application services are available as cloud-based, software-as-a-service, and software-only solutions optimized for multi-cloud environments, with modules that can run independently, or as part of an integrated solution on its high-performance appliances. In connection with its solutions, the Company offers a broad range of professional services, including consulting, training, installation, maintenance, and other technical support services. On January 24, 2020, the Company completed the acquisition of Shape Security, Inc. ("Shape"), a leader in online fraud and abuse prevention, adding protection from automated attacks, botnets, and targeted fraud to F5's world-class portfolio of application services.
Basis of Presentation
The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
Certain prior year amounts have been reclassified to conform to the current year presentation in the Consolidated Statements of Cash Flows. The reclassified amounts are considered immaterial and there was no change to total cash from operating, investing or financing activities as a result.
There have been no material changes to the Company's significant accounting policies as of and for the three and six months ended March 31, 2020, except for the accounting policy for leases that was updated as a result of adopting Accounting Standards Update 2016-02, Leases (Topic 842) (ASU 2016-02) and related standards. For more information, refer to the "Recently Adopted Accounting Standards" section of Note 1 and Note 8 - Leases.
In December 2019, a novel strain of coronavirus (“COVID-19“) was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. The Company assessed the impact that COVID-19 had on its results of operations, including, but not limited to an assessment of its allowance for doubtful accounts, the carrying value of short-term and long-term investments, the carrying value of goodwill and other long-lived assets, and the impact to revenue recognition and cost of revenues. For the quarter ended March 31, 2020, the Company’s analysis shows COVID-19 had a net-neutral impact on its results of operations. The Company is actively monitoring the impact to the results of its business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of its employees, customers, partners, suppliers and stockholders. As of the filing date, the extent to which the COVID-19 pandemic may impact the Company’s financial condition or results of operations remains uncertain.
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than twelve months. The Company's leases consist primarily of operating leases for its offices and lab spaces. The Company does not have finance leases. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The Company adopted this standard on October 1, 2019 on a modified retrospective basis by applying the new standard to its lease portfolio as of October 1, 2019, while continuing to apply legacy guidance in the comparative periods. The adoption of this standard had no impact on the consolidated income statements and consolidated statements of cash flows. Refer to Note 8 - Leases for further discussion.

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
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the six months ended March 31, 2020 (in thousands):

Balance, September 30, 2019	$59,446
Additional capitalized contract acquisition costs deferred	21,836
Amortization of capitalized contract acquisition costs	(16,972)
Balance, March 31, 2020	$64,310

Amortization of capitalized contract acquisition costs was $8.3 million and $7.2 million for the three months ended March 31, 2020 and 2019, respectively, and $17.0 million and $14.4 million for the six months ended March 31, 2020 and 2019, respectively, and is recorded in Sales and Marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.
Contract Balances
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to the Company's contracts with customers. The Company records assets for amounts related to performance obligations that are satisfied but not yet billed and/or collected, in addition to contracts that have started, but not yet been fully billed. These assets are recorded as contract assets rather than receivables when receipt of the consideration is conditional on something other than the passage of time. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. These liabilities are classified as current and non-current deferred revenue.

The table below shows significant movements in contract assets (current and noncurrent) for the six months ended March 31, 2020 (in thousands):

Balance, September 30, 2019	$132,492
Revenue recognized during period but not yet billed	13,998
Contract asset additions	38,060
Contract assets acquired through the purchase of Shape	6,045
Contract assets reclassified to accounts receivable	(33,211)
Balance, March 31, 2020	$157,384

As of March 31, 2020, contract assets that are expected to be reclassified to receivables within the next 12 months are included in other current assets, with those expected to be transferred to receivables in more than 12 months included in other assets. There were no impairments of contract assets during the six months ended March 31, 2020 and 2019.
The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the six months ended March 31, 2020 (in thousands):

Balance, September 30, 2019	$1,198,116
Amounts billed but not recognized as revenues	587,983
Amounts acquired through the purchase of Shape	39,000
Revenues recognized related to the opening balance of deferred revenue	(543,995)
Balance, March 31, 2020	$1,281,104

The Company's contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period.
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. As of March 31, 2020, the total non-cancelable remaining performance obligations under the Company's contracts with customers was approximately $1.3 billion and the Company expects to recognize revenues on approximately 69.4% of these remaining performance obligations over the next 12 months, 18.6% in year two, and the remaining balance thereafter.
See Note 12, Segment Information, for disaggregated revenue by significant customer and geographic region.
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
Level 3: Unobservable inputs for which there is little or no market data available. These inputs reflect management's assumptions of what market participants would use in pricing the asset or liability.

Level 1 investments are valued based on quoted market prices in active markets and include the Company's cash equivalent investments. Level 2 investments, which include investments that are valued based on quoted prices in markets that are not active, broker or dealer quotations, actual trade data, benchmark yields or alternative pricing sources with reasonable levels of price transparency, include the Company's certificates of deposit, corporate bonds and notes, municipal bonds and notes, U.S. government securities, U.S. government agency securities and international government securities. Fair values for the Company's level 2 investments are based on similar assets without applying significant judgments. In addition, all of the Company's level 2 investments have a sufficient level of trading volume to demonstrate that the fair values used are appropriate for these investments.
A financial instrument's level within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes "observable" requires significant judgment by the Company. The Company considers observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market.
The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements at March 31, 2020, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2020
Cash equivalents	$100,355	$—	$—	$100,355
Short-term investments
Available-for-sale securities — certificates of deposits	—	493	—	493
Available-for-sale securities — corporate bonds and notes	—	201,811	—	201,811
Available-for-sale securities — municipal bonds and notes	—	8,057	—	8,057
Available-for-sale securities — U.S. government securities	—	27,232	—	27,232
Available-for-sale securities — U.S. government agency securities	—	10,664	—	10,664
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	180,625	—	180,625
Available-for-sale securities — U.S. government agency securities	—	24,344	—	24,344
Total	$100,355	$453,226	$—	$553,581

The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2019, were as follows (in thousands):

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

The Company uses the fair value hierarchy for financial assets and liabilities. The fair value of the Company's borrowings under its Term Loan Facility approximate the carrying value based on the borrowing rates currently available to the Company for loans with similar terms using Level 2 inputs. The carrying amounts of other current financial assets and other current financial liabilities approximate fair value due to their short-term nature.
The Company's non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. Included in the Company’s impairment considerations for non-financial assets and liabilities in the current quarter were the potential impacts of the COVID-19 pandemic. During the three and six months ended March 31, 2020 and 2019, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.
4. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

March 31, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposits	$493	$—	$—	$493
Corporate bonds and notes	202,270	259	(718)	201,811
Municipal bonds and notes	8,056	10	(9)	8,057
U.S. government securities	27,007	225	—	27,232
U.S. government agency securities	10,627	37	—	10,664
	$248,453	$531	$(727)	$248,257

September 30, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposits	$249	$—	$—	$249
Corporate bonds and notes	259,242	402	(97)	259,547
Municipal bonds and notes	12,128	6	(5)	12,129
U.S. government securities	78,988	18	(14)	78,992
U.S. government agency securities	22,138	9	(1)	22,146
	$372,745	$435	$(117)	$373,063

Long-term investments consist of the following (in thousands):

March 31, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$183,265	$259	$(2,899)	$180,625
U.S. government agency securities	24,276	71	(3)	24,344
	$207,541	$330	$(2,902)	$204,969

September 30, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$298,888	$469	$(441)	$298,916
Municipal bonds and notes	2,528	2	(6)	2,524
U.S. government securities	5,515	3	(3)	5,515
U.S. government agency securities	51,463	5	(21)	51,447
	$358,394	$479	$(471)	$358,402

Interest income from investments was $3.3 million and $7.5 million for the three months ended March 31, 2020 and 2019, respectively, and $8.9 million and $14.4 million for the six months ended March 31, 2020 and 2019, respectively. Interest income is included in other income, net on the Company's consolidated income statements.
The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2020 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$254,910	$(3,477)	$11,732	$(140)	$266,642	$(3,617)
Municipal bonds and notes	2,911	(9)	—	—	2,911	(9)
U.S. government agency securities	1,498	(3)	—	—	1,498	(3)
Total	$259,319	$(3,489)	$11,732	$(140)	$271,051	$(3,629)

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

The Company invests in securities that are rated investment grade. The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. Gross unrealized losses were not deemed material as of March 31, 2020 and were primarily caused by global market disruptions resulting from the COVID-19 pandemic in March 2020 rather than credit risks associated with the respective issuers of the debt securities. The Company determined that as of March 31, 2020, there were no investments in its portfolio that were other-than-temporarily impaired as a result of the COVID-19 pandemic or other market conditions.
5. Business Combinations
Fiscal Year 2020 Acquisition of Shape Security, Inc.
On December 19, 2019, the Company entered into a Merger Agreement (the "Merger Agreement") with Shape Security, Inc. ("Shape"), a provider of fraud and abuse prevention solutions. The transaction closed on January 24, 2020 with Shape becoming a wholly-owned subsidiary of F5.
Pursuant to the Merger Agreement, at the effective time of the acquisition, the capital stock of Shape and the vested outstanding and unexercised stock options in Shape were cancelled and converted to the right to receive approximately $1.0 billion in cash, subject to certain adjustments and conditions set forth in the Merger Agreement, and the unvested stock options and restricted stock units in Shape held by continuing employees of Shape were assumed by F5, on the terms and conditions set forth in the Merger Agreement. Included in cash consideration was $23.2 million of transaction costs paid by F5 on behalf of Shape. In addition, the Company incurred $11.4 million and $15.3 million of transaction costs associated with the acquisition for the three and six months ended March 31, 2020, respectively, which was included in General and Administrative expenses.
Shape is a leader in online fraud and abuse prevention, adding protection from automated attacks, botnets, and targeted fraud to F5's world-class portfolio of application services. As a result of the acquisition, the Company acquired all the assets and assumed all the liabilities of Shape. The goodwill related to the Shape acquisition is comprised primarily of expected synergies from combining operations and the acquired intangible assets that do not qualify for separate recognition. Goodwill related to the Shape acquisition is not expected to be deductible for tax purposes. The results of operations of Shape have been included in the Company's consolidated financial statements from the date of acquisition.

The preliminary purchase price allocation is as follows (in thousands):

		Estimated
		Useful Life
Assets acquired
Cash, cash equivalents, and restricted cash	$53,934
Fair value of tangible assets:
Accounts receivable	21,077
Deferred tax assets	24,619
Operating lease right-of-use assets	29,644
Other tangible assets	22,571
Identifiable intangible assets:
Developed technologies	120,000	7 years
Customer relationships	21,000	4 years
Trade name	9,500	5 years
Goodwill	799,611
Total assets acquired	$1,101,956
Liabilities assumed
Deferred revenue	$(39,000)
Operating lease liabilities	(30,773)
Other assumed liabilities	(18,571)
Total liabilities assumed	$(88,344)
Net assets acquired	$1,013,612

The initial allocation of the purchase price was based on preliminary valuations and assumptions and is subject to change within the measurement period. The Company expects to finalize the allocation of the purchase price as soon as practicable and no later than one year from the acquisition date.
The developed technology intangible asset will be amortized on a straight-line basis over its estimated useful life of seven years and included in cost of net product revenues. The trade names and customer relationships intangible assets will be amortized on a straight-line basis over their estimated useful lives of five and four years, respectively, and included in sales and marketing expenses. The weighted average life of the amortizable intangible assets recognized from the Shape acquisition was 6.5 years as of January 24, 2020, the date the transaction closed. The estimated useful lives for the acquired intangible assets were based on the expected future cash flows associated with the respective asset.
Since the Shape acquisition was completed on January 24, 2020, the F5 and Shape teams have been executing a plan to integrate ongoing operations. The pro forma financial information, as well as the revenue and earnings generated by Shape, were not considered material to the Company's operations.
Fiscal Year 2019 Acquisition of Nginx, Inc.
On March 9, 2019, the Company entered into a Merger Agreement (the "Merger Agreement") with Nginx, Inc. ("NGINX"), a provider of open source web server software and application delivery solutions. The transaction closed on May 8, 2019 with NGINX becoming a wholly-owned subsidiary of F5.
Pursuant to the Merger Agreement, at the effective time of the acquisition, the capital stock of NGINX and the vested outstanding and unexercised stock options in NGINX were cancelled and converted to the right to receive approximately $643.2 million in cash, subject to certain adjustments and conditions set forth in the Merger Agreement, and the unvested stock options and restricted stock units in NGINX held by continuing employees of NGINX were assumed by F5, on the terms and conditions set forth in the Merger Agreement. Included in cash consideration was $19.0 million of transaction costs paid by F5 on behalf of NGINX. In addition, the Company incurred an additional $1.0 million of transaction costs associated with the acquisition which was included in General and Administrative expenses for fiscal 2019.
NGINX is an open source leader in application delivery. The combined company will enable multi-cloud application services across all environments, providing the ease-of-use and flexibility developers require while also delivering the scale, security, reliability and enterprise readiness network operations teams demand. As a result of the acquisition, the Company acquired all the assets and assumed all the liabilities of NGINX. The goodwill related to the NGINX acquisition is comprised primarily of expected synergies from combining operations and the acquired intangible assets that do not qualify for separate recognition. The results of operations of NGINX have been included in the Company's consolidated financial statements from the date of acquisition.
The preliminary purchase price allocation is as follows (in thousands):

		Estimated
		Useful Life
Assets acquired
Cash and cash equivalents	$29,911
Fair value of tangible assets:
Other tangible assets	23,699
Identifiable intangible assets:
Developed technologies	62,500	7 years
Customer relationships	12,000	15 years
Trade name	14,500	7 years
Non-competition agreements	300	2 years
Goodwill	509,414
Total assets acquired	$652,324
Liabilities assumed
Other assumed liabilities	$(9,116)
Total liabilities assumed	$(9,116)
Net assets acquired	$643,208

The measurement period for the NGINX acquisition will lapse during the third quarter of fiscal 2020.
The developed technology intangible asset will be amortized on a straight-line basis over its estimated useful life of seven years and included in cost of net product revenues. The trade names and customer relationships intangible assets will be amortized on a straight-line basis over their estimated useful lives of seven years and fifteen years, respectively, and included in sales and marketing expenses. The weighted average life of the amortizable intangible assets recognized from the NGINX acquisition was 8.1 years as of May 8, 2019, the date the transaction closed. The estimated useful lives for the acquired intangible assets were based on the expected future cash flows associated with the respective asset. Tax deductible goodwill based on the Company's preliminary calculation is $450.7 million.
Since the NGINX acquisition was completed on May 8, 2019, the F5 and NGINX teams have been executing a plan to integrate ongoing operations.
6. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows for the periods presented (in thousands):

	March 31, 2020	September 30, 2019
Cash and cash equivalents	$572,888	$599,219
Restricted cash included in other assets, net	6,477	3,035
Total cash, cash equivalents and restricted cash	$579,365	$602,254

Inventories
Inventories consist of the following (in thousands):

	March 31, 2020	September 30, 2019
Finished goods	$20,102	$22,441
Raw materials	10,840	11,960
	$30,942	$34,401

Other Current Assets
Other current assets consist of the following (in thousands):

	March 31, 2020	September 30, 2019
Contract assets	$101,049	$79,407
Prepaid expenses	53,569	49,051
Capitalized contract acquisition costs	27,202	28,228
Other	36,169	26,188
	$217,989	$182,874

Other Assets
Other assets, net consist of the following (in thousands):

	March 31, 2020	September 30, 2019
Intangible assets	$246,182	$108,903
Contract assets	56,335	53,085
Capitalized contract acquisition costs	37,108	31,218
Other	15,989	10,575
	$355,614	$203,781

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2020	September 30, 2019
Payroll and benefits	$141,076	$138,453
Operating lease liabilities, current	46,840	—
Income and other tax accruals	32,007	31,801
Other	66,979	65,615
	$286,902	$235,869

Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	March 31, 2020	September 30, 2019
Income taxes payable	$41,340	$42,324
Deferred rent	—	66,103
Other	21,411	23,426
	$62,751	$131,853

7. Debt Facilities
Term Credit Agreement
In connection with the acquisition of Shape, on January 24, 2020, the Company entered into a Term Credit Agreement ("Term Credit Agreement") with certain institutional lenders that provides for a senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the "Term Loan Facility"). The proceeds from the Term Loan Facility were primarily used to finance the acquisition of Shape and related expenses. In connection with the Term Loan Facility, the Company incurred $2.2 million in debt issuance costs, which are recorded as a reduction to the carrying value of the principal amount of the debt.
Borrowings under the Term Loan Facility bear interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Term Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. Interest on the outstanding principal of borrowings is currently due quarterly in arrears. As of March 31, 2020, the margin for LIBOR-based loans was 1.125% and the margin for alternate base rate loans was 0.125%.
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
 Among certain affirmative and negative covenants provided in the Term Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on its outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. As of March 31, 2020, the Company was in compliance with all covenants.
As of March 31, 2020, $400.0 million of principal amount under the Term Loan Facility was outstanding, excluding unamortized debt issuance costs of $2.0 million. The weighted average interest rate on the principal amount under the Term Loan Facility outstanding balance was 2.765% for the period ending March 31, 2020. The following table presents the scheduled principal maturities as of March 31, 2020 (in thousands):

Fiscal Years Ending September 30:	Amount
2020 (remainder)	$5,000
2021	20,000
2022	20,000
2023	355,000
Total	$400,000

Revolving Credit Agreement
On January 31, 2020, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). The Company has the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. The Revolving Credit Agreement also requires payment of a commitment fee calculated at a rate per annum of 0.125% to 0.300% depending on the Company's leverage ratio on the undrawn portion of the Revolving Credit Facility. Amounts incurred during the three months ended March 31, 2020 were not material.

The Revolving Credit Facility matures on January 31, 2025, upon which any remaining outstanding principal of borrowings under the Revolving Credit Facility is due. The Company has the option to request up to two extensions of the maturity date in each case for an additional period of one year. Among certain affirmative and negative covenants provided in the Revolving Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. As of March 31, 2020, the Company was in compliance with all covenants. As of March 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility, and the Company had available borrowing capacity of $350.0 million.
8. Leases
During the first quarter of fiscal 2020, the Company adopted ASU 2016-02, Leases (Topic 842) (the "Leasing Standard") using the transition method provided in ASU 2018-11, Leases (Topic 842): Targeted Improvements. The impact of adopting the Leasing Standard resulted in the recognition of right-of-use assets and lease liabilities of $304.8 million and $386.4 million, respectively, on October 1, 2019, the date of adoption.
The majority of the Company's operating lease payments relate to its corporate headquarters in Seattle, Washington, which includes approximately 515,000 square feet of office space. The lease commenced in April 2019 and expires in 2033 with an option for renewal. The Company has concluded that the renewal option is not yet likely to be exercised. The Company also leases additional office and lab space for product development and sales and support personnel in the United States and internationally. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of the Company's operating lease expenses for the three and six months ended March 31, 2020 were as follows (in thousands):

	Three months ended March 31, 2020	Six months ended March 31, 2020
Operating lease expense	$12,975	$24,293
Short-term lease expense	813	1,627
Variable lease expense	4,262	10,101
Total lease expense	$18,050	$36,021

Variable lease expense primarily consists of common area maintenance and parking expenses. The Company executed two sublease contracts that commenced during the first quarter of fiscal year 2020. Lease income payments commenced in the second fiscal quarter. The Company has three additional subleases through the Q2 2020 acquisition of Shape Security.
Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

March 31, 2020
Operating lease right-of-use assets, net	$327,436

Operating lease liabilities, current[1]	46,840
Operating lease liabilities, long-term	357,645
Total operating lease liabilities	$404,485

Weighted average remaining lease term (in years)	10.5
Weighted average discount rate	2.60%

(1)	Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheet.
Maturities of lease liabilities as of March 31, 2020 were as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2020 (remainder)	$26,897
2021	59,217
2022	56,041
2023	43,029
2024	38,334
2025	32,119
Thereafter	215,923
Total lease payments	471,560
Less: imputed interest	(67,075)
Total lease liabilities	$404,485

Operating lease liabilities above do not include sublease income. As of March 31, 2020, the Company expects to receive sublease income of approximately $12.5 million, which consists of $2.3 million to be received for the remainder of fiscal 2020 and $10.2 million to be received over the three fiscal years thereafter.
As of March 31, 2020, the Company had no significant operating leases that were executed but not yet commenced.
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

9. Commitments and Contingencies
Guarantees and Product Warranties
In the normal course of business to facilitate sales of its products, the Company indemnifies other parties, including customers, resellers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. The Company has entered into indemnification agreements with its officers and directors and certain other employees, and the Company's bylaws contain similar indemnification obligations to the Company's agents. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of March 31, 2020 and September 30, 2019 were not material.
Commitments

As of March 31, 2020, the Company's principal commitments consisted of borrowings under the Term Loan Facility and obligations outstanding under operating leases. Refer to Note 7 for the scheduled principal maturities of the Term Loan Facility as of March 31, 2020.
The Company leases its facilities under operating leases that expire at various dates through 2033. There have been no material changes in the Company's lease obligations compared to those discussed in Note 11 to its annual consolidated financial statements.
The Company currently has arrangements with contract manufacturers and other suppliers for the manufacturing of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company's behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless it gives notice of order cancellation in advance of applicable lead times. There have been no material changes in the Company's inventory purchase obligations compared to those discussed in Note 11 to its annual consolidated financial statements.
Legal Proceedings
The Company is not aware of any pending legal proceedings that, individually or in the aggregate, are reasonably possible to have a material adverse effect on the Company's business, operating results, or financial condition. The Company is subject to a variety of claims and suits that arise from time to time in the ordinary course of business. Although management currently believes that resolving claims against the Company, individually or in aggregate, will not have a material adverse impact on its financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.
10. Income Taxes
The Company's tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items in the related period.
The effective tax rate was 26.5% and 24.3% for the three and six months ended March 31, 2020, respectively, compared to 22.7% and 21.7% for the three and six months ended March 31, 2019, respectively. The increase in the effective tax rate for the three and six months ended March 31, 2020 as compared to the three and six months ended March 31, 2019 is primarily due to the tax impact from stock-based compensation and other non-deductible expenses related to the acquisition of Shape Security, Inc., partially offset by a change in unrecognized tax benefits.
At March 31, 2020, the Company had $42.3 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
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
11. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. The Company's nonvested restricted units do not have nonforfeitable rights to dividends or dividend equivalents and are not considered participating securities that should be included in the computation of earnings per share under the two-class method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Numerator
Net income	$61,379	$116,087	$159,906	$246,992
Denominator
Weighted average shares outstanding — basic	60,869	59,686	60,758	59,954
Dilutive effect of common shares from stock options and restricted stock units	215	343	259	420
Weighted average shares outstanding — diluted	61,084	60,029	61,017	60,374
Basic net income per share	$1.01	$1.94	$2.63	$4.12
Diluted net income per share	$1.00	$1.93	$2.62	$4.09

Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were immaterial for the three and six months ended March 31, 2020 and 2019.
12. Segment Information
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
Revenues by Geographic Location and Other Information
The Company does business in three main geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); and the Asia Pacific region (APAC). The Company's chief operating decision-maker reviews financial information presented on a consolidated basis accompanied by information about revenues by geographic region. The Company's foreign offices conduct sales, marketing and support activities. Revenues are attributed by geographic location based on the location of the customer.
The following presents revenues by geographic region (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Americas:
United States	$302,192	$282,037	$577,691	$546,788
Other	23,094	25,375	49,157	52,268
Total Americas	325,286	307,412	626,848	599,056
EMEA	147,985	136,549	303,937	285,533
Asia Pacific	110,178	100,934	221,969	204,076
	$583,449	$544,895	$1,152,754	$1,088,665

The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Ingram Micro, Inc.	17.3%	20.0%	16.9%	18.4%
Westcon Group, Inc.	—	—	—	10.5%
Arrow ECS	—	10.3%	—	10.6%
Tech Data	—	10.0%	—	—

The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	March 31, 2020	September 30, 2019
United States	$200,035	$194,176
EMEA	16,244	13,451
Other countries	15,727	15,799
	$232,006	$223,426

13. Restructuring Charges
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
During the six months ended March 31, 2020, the following activity was recorded (in thousands):

Employee Severance, Benefits and Related Costs
Accrued expenses, October 1, 2019	$—
Restructuring charges	7,800
Cash payments	(6,956)
Non-cash items	—
Accrued expenses, March 31, 2020	$844

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances and are generally identified by the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions. These forward-looking statements are based on current information and expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A. "Risk Factors" herein and in other documents we file from time to time with the Securities and Exchange Commission. We assume no obligation to revise or update any such forward-looking statements.
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

Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:

•
Revenues. The majority of our revenues are derived from sales of our application delivery controller (ADC) products including our BIG-IP appliances and VIPRION chassis and related software modules and our software-only Virtual Editions; Local Traffic Manager (LTM), DNS Services (formerly Global Traffic Manager); Advanced Firewall Manager (AFM) and Policy Enforcement Manager (PEM), that leverage the unique performance characteristics of our hardware and software architecture; and products that incorporate acquired technology, including Application Security Manager (ASM) and Access Policy Manager (APM); NGINX Plus and NGINX Controller; Shape Defense and Enterprise Defense; and the Secure Web Gateway and Silverline DDoS and Application security offerings which are sold to customers on a subscription basis. We also derive revenues from the sales of services including annual maintenance contracts, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends. We are also monitoring the uncertainty related to the impacts that the COVID-19 pandemic has on the global economy and our customer base.

•
Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, Silverline infrastructure, amortization of developed technology and personnel and overhead expenses. Our margins have remained relatively stable; however, factors such as sales price, product and services mix, inventory obsolescence, returns, component price increases, warranty costs, and the uncertainty surrounding the COVID-19 pandemic and its potential impacts to our supply chain could significantly impact our gross margins from quarter to quarter and represent significant indicators we monitor on a regular basis.

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

•
Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The decrease in cash and investments for the first six months of fiscal year 2020 was primarily due to $955.6 million in cash paid for the acquisition of Shape in the second quarter of fiscal 2020, partially offset by cash provided by operating activities of $325.8 million. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $35.5 million for the first six months of fiscal year 2020 were primarily related to the expansion of our facilities to support our operations worldwide as well as investments in information technology infrastructure and equipment purchases to support our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. Additionally, on January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of March 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.

•
Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased in the second quarter of fiscal year 2020 primarily due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. Our days sales outstanding at the end of the second quarter of fiscal year 2020 was 52. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.

Summary of Critical Accounting Policies and Estimates
The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that, of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: revenue recognition, accounting for business combinations and accounting for leases. Actual results may differ from these estimates under different assumptions or conditions.

Except for the accounting policies for leases that were updated as a result of adopting ASC Topic 842, there were no material changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K for the fiscal year ended September 30, 2019. Refer to the "Recently Adopted Accounting Standards" section of Note 1 and Note 8 - Leases in this Quarterly Report on Form 10-Q for a summary of the new accounting policies under ASC Topic 842.

COVID-19 Update
Management has prioritized a human-first approach to the COVID-19 pandemic. For F5, this means ensuring the health and safety of employees, their families and our communities. Further, this approach extends to our customers as we look for ways that we can support their operations during this crisis.
While our analysis shows COVID-19 had a net-neutral impact on our results of operations for the quarter ended March 31, 2020, the impacts of the global pandemic on our business and financial outlook are currently unknown. We are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, or on our financial results.
Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
	(in thousands, except percentages)
Net Revenues
Products	$259,538	$237,859	$494,074	$471,736
Services	323,911	307,036	658,680	616,929
Total	$583,449	$544,895	$1,152,754	$1,088,665
Percentage of net revenues
Products	44.5%	43.7%	42.9%	43.3%
Services	55.5	56.3	57.1	56.7
Total	100.0%	100.0%	100.0%	100.0%
Net revenues. Total net revenues increased 7.1% and 5.9% for the three and six months ended March 31, 2020, respectively, from the comparable periods in the prior year. Overall revenue growth for the three and six months ended March 31, 2020, was primarily due to increased software revenue including our subscription-based products and increased service revenues as a result of our increased installed base of products. International revenues represented 48.2% and 49.9% of total net revenues for the three and six months ended March 31, 2020, respectively, compared to 48.2% and 49.8% for the same periods in the prior year, respectively.
Net product revenues increased 9.1% and 4.7% for the three and six months ended March 31, 2020, respectively, from the comparable periods on the prior year. The increase in net product revenues for the three and six months ended March 31, 2020 was primarily due to an increase in software sales compared to the same periods in the prior year.
Net service revenues increased 5.5% and 6.8% for the three and six months ended March 31, 2020, respectively, from the comparable periods in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.

The following distributors of our products accounted for more than 10% of total net revenue:

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Ingram Micro, Inc.	17.3%	20.0%	16.9%	18.4%
Westcon Group, Inc.	—	—	—	10.5%
Arrow ECS	—	10.3%	—	10.6%
Tech Data	—	10.0%	—	—
The following distributors of our products accounted for more than 10% of total receivables:

	March 31, 2020	September 30, 2019
Ingram Micro, Inc.	15.4%	12.4%
Arrow ECS	10.6%	—
Carahsoft Technology	11.5%	11.5%
Synnex Corporation	11.2%	12.9%
No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$53,086	$43,547	$95,204	$85,957
Services	48,152	44,631	94,676	88,935
Total	101,238	88,178	189,880	174,892
Gross profit	$482,211	$456,717	$962,874	$913,773
Percentage of net revenues and gross profit (as a percentage of related net revenue)
Products	20.5%	18.3%	19.3%	18.2%
Services	14.9	14.5	14.4	14.4
Total	17.4	16.2	16.5	16.1
Gross profit	82.6%	83.8%	83.5%	83.9%
Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased $9.5 million and $9.2 million, or 21.9% and 10.8% for the three and six months ended March 31, 2020, respectively, from the comparable periods in the prior year. The increase in cost of net product revenues was primarily due to software revenue growth for the three and six months ended March 31, 2020 from the comparable periods in the prior year.
Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and six months ended March 31, 2020, cost of net service revenues as a percentage of net service revenues was 14.9% and 14.4%, respectively, compared to 14.5% and 14.4% for the comparable periods in the prior year, respectively. Professional services headcount at the end of March 2020 increased to 937 from 899 at the end of March 2019.

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$215,472	$170,954	$410,991	$335,213
Research and development	109,028	96,314	205,033	188,352
General and administrative	74,013	46,656	133,017	89,199
Restructuring charges	—	—	7,800	—
Total	$398,513	$313,924	$756,841	$612,764
Operating expenses (as a percentage of net revenue)
Sales and marketing	36.9%	31.4%	35.7%	30.8%
Research and development	18.7	17.7	17.8	17.3
General and administrative	12.7	8.5	11.5	8.2
Restructuring charges	—	—	0.7	—
Total	68.3%	57.6%	65.7%	56.3%
Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased $44.5 million and $75.8 million, or 26.0% and 22.6% for the three and six months ended March 31, 2020, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to an increase of $24.1 million and $37.7 million in personnel costs for the three and six months ended March 31, 2020, respectively, from the comparable periods in the prior year. In addition, facilities costs for our Sales and Marketing organization increased $2.7 million and $5.7 million for the three and six months ended March 31, 2020, respectively, from the comparable periods in the prior year, primarily due to the move of our corporate headquarters which began in April 2019. Sales and marketing headcount at the end of March 2020 increased to 2,302 from 1,864 at the end of March 2019. Sales and marketing expenses included stock-based compensation expense of $22.6 million and $44.4 million for the three and six months ended March 31, 2020, respectively, compared to $16.4 million and $31.9 million for the same periods in the prior year, respectively.
In response to the COVID-19 pandemic, we implemented more stringent work-related travel restrictions during the quarter ended March 31, 2020 and canceled or postponed large, in-person events. As a result, sales and marketing expenses for the three months ended March 31, 2020 included expenses related to costs incurred in preparation for these events that are no longer recoverable.
Research and development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased $12.7 million and $16.7 million, or 13.2% and 8.9% for the three and six months ended March 31, 2020, respectively, from the comparable periods in the prior year. The increase in research and development expense was primarily due to an increase of $9.3 million and $11.5 million in personnel costs for the three and six months ended March 31, 2020, respectively, from the comparable periods in the prior year, as well as an increase of $2.5 million and $5.0 million in facilities costs primarily due to the move of our corporate headquarters which began in April 2019. Research and development headcount at the end of March 2020 increased to 1,708 from 1,404 at the end of March 2019. Research and development expenses included stock-based compensation expense of $12.6 million and $23.8 million for the three and six months ended March 31, 2020, respectively, compared to $10.3 million and $20.6 million for the same periods in the prior year, respectively.

General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, facilities and depreciation expenses. General and administrative expenses increased $27.4 million and $43.8 million, or 58.6% and 49.1% for the three and six months ended March 31, 2020, respectively, from the comparable periods in the prior year. The increase in general and administrative expenses was primarily due to an increase of $14.1 million and $20.5 million in fees paid to outside consultants for legal, accounting and tax services for the three and six months ended March 31, 2020, respectively, from the comparable periods in the prior year. In addition, personnel costs increased $6.0 million and $10.3 million for the three and six months ended March 31, 2020, respectively, from the comparable periods in the prior year due to growth in general and administrative headcount, including employees from the acquisitions of NGINX and Shape. General and administrative expenses for the six months ended March 31, 2020 also included an increase in facilities cost of $2.8 million from the comparable period in the prior year, primarily due to the move of our corporate headquarters which began in April 2019. General and administrative headcount at the end of March 2020 increased to 658 from 527 at the end of March 2019. General and administrative expenses included stock-based compensation expense of $9.6 million and $18.8 million for the three and six months ended March 31, 2020, respectively, compared to $7.9 million and $15.7 million for the same periods in the prior year, respectively.
Restructuring charges. In the first fiscal quarter of 2020, we completed a restructuring plan to align strategic and financial objectives and optimize resources for long term growth. As a result of these initiatives, we recorded a restructuring charge of $7.8 million related to a reduction in workforce.

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$83,698	$142,793	$206,033	$301,009
Other (loss) income, net	(141)	7,434	5,079	14,529
Income before income taxes	83,557	150,227	211,112	315,538
Provision for income taxes	22,178	34,140	51,206	68,546
Net income	$61,379	$116,087	$159,906	$246,992
Other income and income taxes (as percentage of net revenue)
Income from operations	14.3%	26.2%	17.9%	27.7%
Other (loss) income, net	—	1.4	0.4	1.3
Income before income taxes	14.3	27.6	18.3	29.0
Provision for income taxes	3.8	6.3	4.4	6.3
Net income	10.5%	21.3%	13.9%	22.7%
Other (loss) income, net. Other (loss) income, net consists primarily of interest income and expense and foreign currency transaction gains and losses. The decrease in other (loss) income, net for the three and six months ended March 31, 2020 was primarily due to a decrease in interest income of $4.2 million and $5.5 million, respectively, from our investments compared to the same periods in the prior year. In addition, interest expense increased $2.2 million for the three and six months ended March 31, 2020 compared to the same periods in the prior year due to interest paid for outstanding amounts under our Term Loan Facility.
Provision for income taxes. The effective tax rate was 26.5% and 24.3% for the three and six months ended March 31, 2020, respectively, compared to 22.7% and 21.7% for the three and six months ended March 31, 2019, respectively. The increase in the effective tax rate for the three and six months ended March 31, 2020 as compared to the three and six months ended March 31, 2019 is primarily due to the tax impact from stock-based compensation and other non-deductible expenses related to the acquisition of Shape Security, Inc., partially offset by a change in unrecognized tax benefits.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at March 31, 2020 and September 30, 2019 were $47.0 million and $27.4 million, respectively. The net deferred tax assets include valuation allowances of $30.6 million and $23.5 million as of March 31, 2020 and September 30, 2019, respectively, which are primarily related to tax net operating losses incurred in certain foreign jurisdictions, and state tax carryforwards.

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
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). We are continuing to analyze the impact, but do not expect that the CARES Act will have a material impact on our provision for income taxes.
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,026.1 million as of March 31, 2020, compared to $1,330.7 million as of September 30, 2019, representing a decrease of $304.6 million. The decrease was primarily due to $955.6 million in cash paid for the acquisition of Shape in the second quarter of fiscal 2020, partially offset by cash provided by operating activities of $325.8 million for the six months ended March 31, 2020. Cash provided by operating activities for the first six months of fiscal year 2020 resulted from net income of $159.9 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation and amortization charges.
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors”. However, we anticipate our current cash, cash equivalents and investment balances, anticipated cash flows generated from operations, and available borrowing capacity on the Revolver Credit Facility will be sufficient to meet our liquidity needs.
Cash used in investing activities was $716.0 million for the six months ended March 31, 2020, compared to cash provided by investing activities of $93.0 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions and capital expenditures. The amount of cash used in investing activities for the six months ended March 31, 2020 was primarily the result of $955.6 million in cash paid for the acquisition of Shape, along with capital expenditures related to the build-out of our new corporate headquarters and the purchase of investments, partially offset by the maturity and sale of investments.
Cash provided by financing activities was $368.4 million for the six months ended March 31, 2020, compared to cash used in financing activities of $182.1 million for the same period in the prior year. Our financing activities for the six months ended March 31, 2020 primarily consisted of $400.0 million in cash proceeds from a term loan as well as cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $21.4 million, partially offset by $50.0 million in cash used to repurchase common stock under our share repurchase program.
On January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of March 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
Obligations and Commitments
As of March 31, 2020, our principal commitments consisted of borrowings under the Term Loan Facility and obligations outstanding under operating leases.

In connection with the acquisition of Shape, on January 24, 2020, we entered into a Term Credit Agreement ("Term Credit Agreement") with certain institutional lenders that provides for a senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the "Term Loan Facility"). The proceeds from the Term Loan Facility were primarily used to finance the acquisition of Shape and related expenses. As of March 31, 2020, $400.0 million of principal amount under the Term Loan Facility was outstanding. There is a financial covenant that requires us to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on our outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. We will monitor the effect that the COVID-19 pandemic may have on our leverage ratio calculation but do not believe there will be a material impact to the interest payable on our borrowings under the Term Loan Facility. Refer to Note 7 for the scheduled principal maturities of the Term Loan Facility as of March 31, 2020.
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
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of March 31, 2020. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of March 31, 2020, 13.7% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Refer to Note 7 for information on our recent borrowings under the Term Loan Facility. Borrowings under the Term Loan Facility bear interest at a rate equal to, at our option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on our leverage ratio, or (b) an alternate base rate determined in accordance with the Term Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on our leverage ratio.
The Term Loan Facility requires us to maintain a leverage ratio financial covenant, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on our outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. At any time, a sharp rise in market interest rates could have a material adverse impact on the interest payable on outstanding principal borrowings on our Term Loan Facility. We monitor our interest rate and credit risks, which include the effect that the COVID-19 pandemic may have on interest rates on principal borrowings under the Term Loan Facility. As of March 31, 2020, we have not noted any adverse impacts to interest rates that would have a material impact to interest owed on principal borrowings.
Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the six month period ended March 31, 2020, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2019, other than market risk that is created by the global market disruptions and uncertainties resulting from the COVID-19 pandemic. See the section “Risk Factors” for further discussion of the possible impact to our business.

Item 4.	Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that required information is properly recorded, processed, summarized and reported within the required timeframe, as specified in the rules set forth by the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
On January 24, 2020, we completed the acquisition of Shape. In connection with the acquisition of Shape, we entered into a Term Credit Agreement that provides for a senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the "Term Loan Facility"). As a result, we have implemented new internal controls over financial reporting related to our borrowings under the Term Loan Facility.
Although the entire global F5 workforce is working remotely as a result of the COVID-19 pandemic, there were no material changes to our existing internal controls over financial reporting. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 9 - Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.

Item 1A.	Risk Factors
The following information updates, and should be read in conjunction with, the information discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. The risks discussed below and in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. These are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.
The effects of a pandemic or widespread health epidemic such as the coronavirus outbreak could have a material adverse effect on our business and results of operations

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The impact on the global population and the duration of the COVID-19 pandemic is difficult to assess or predict and depends on numerous evolving factors that we may not be able to accurately predict or effectively respond to, including, without limitation: the duration and scope of the outbreak; actions taken by governments, businesses, and individuals in response to the outbreak; the effect on economic activity and actions taken in response.
The impact of the COVID-19 pandemic on our operations is not yet certain, which may or may not adversely disrupt or impact, and is not limited to the following areas: customer demand for our products and services, reductions in customer spend, delayed or the inability to collect from our customers, disruptions to our supply chain that could result in delays, shortages or increased costs of our products, disruptions to our operations in servicing our customers as a result of working remotely or business location closures, which all may adversely impact our business, results of operations and overall financial performance in future periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On October 31, 2018, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $4.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. For the three months ended March 31, 2020, the Company repurchased and retired 441,851 shares at an average price of $113.18 per share and the Company had $1.3 billion remaining authorized to purchase shares at March 31, 2020.
Shares repurchased and retired for the three months ended March 31, 2020 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
January 1, 2020 — January 31, 2020	—	$—	—	$1,372,527
February 1, 2020 — February 29, 2020	—	$—	—	$1,372,527
March 1, 2020 — March 31, 2020	441,851	$113.18	441,851	$1,322,518

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number		Exhibit Description

3.1	—	Seventh Amended and Restated Bylaws adopted January 21, 2020.(1)

10.1	—	F5 Networks, Inc. Assumed Shape 2011 Stock Plan.(2)§

10.2	—	F5 Networks, Inc. Shape Acquisition Equity Incentive Plan.(3)§

10.3*	—	F5 Networks, Inc. Shape Acquisition Equity Incentive Plan Award Agreement (Accelerated Vesting)§

10.4	—	F5 Networks, Inc. 2014 Incentive Plan, as amended and restated.(4)§

10.5	—	Term Credit Agreement, dated as of January 24, 2020, among F5 Networks, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.(5)

10.6	—	Revolving Credit Agreement dated as of January 31, 2020, among F5 Networks, Inc., the Lenders Party Hereto and JPMorgan Chase Bank, N.A., as the Administrative Agent.(6)

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)

§	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 3.1 on Current Report on Form 8-K dated January 21, 2020 and filed with the SEC on January 23, 2020.

(2)	Incorporated by reference to Exhibit 99.1 on Form S-8 filed with the SEC on February 3, 2020.

(3)	Incorporated by reference to Exhibit 99.2 on Form S-8 filed with the SEC on February 3, 2020.

(4)	Incorporated by reference to Exhibit 10.1 on Current Report on Form 8-K dated March 12, 2020 and filed with the SEC on March 13, 2020.

(5)	Incorporated by reference to Exhibit 10.1 on Current Report on Form 8-K dated January 24, 2020 and filed with the SEC on January 24, 2020.

(6)	Incorporated by reference to Exhibit 10.2 on Quarterly Report on Form 10-Q for the quarter ended December 31, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of May, 2020.

F5 NETWORKS, INC.

By:	/s/ FRANCIS J. PELZER
Francis J. Pelzer
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)