Form 10-Q
period 2020-06-30
F5 NETWORKS, INC.
filed 2020-08-05
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of July 31, 2020 was 61,173,109.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2020	September 30, 2019
ASSETS
Current assets
Cash and cash equivalents	$714,268	$599,219
Short-term investments	379,303	373,063
Accounts receivable, net of allowances of $3,343 and $3,259	304,874	322,029
Inventories	28,826	34,401
Other current assets	238,163	182,874
Total current assets	1,665,434	1,511,586
Property and equipment, net	228,293	223,426
Operating lease right-of-use assets	316,761	—
Long-term investments	112,928	358,402
Deferred tax assets	47,919	27,701
Goodwill	1,858,966	1,065,379
Other assets, net	343,056	203,781
Total assets	$4,573,357	$3,390,275
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$54,389	$62,627
Accrued liabilities	301,038	235,869
Deferred revenue	888,614	807,030
Current portion of long-term debt	19,275	—
Total current liabilities	1,263,316	1,105,526
Deferred tax liabilities	444	313
Deferred revenue, long-term	386,438	391,086
Operating lease liabilities, long-term	345,577	—
Long-term debt	373,866	—
Other long-term liabilities	49,817	131,853
Total long-term liabilities	1,156,142	523,252
Commitments and contingencies (Note 9)
Shareholders' equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 61,164 and 60,367 shares issued and outstanding	304,526	142,597
Accumulated other comprehensive loss	(18,495)	(19,190)
Retained earnings	1,867,868	1,638,090
Total shareholders' equity	2,153,899	1,761,497
Total liabilities and shareholders' equity	$4,573,357	$3,390,275
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Net revenues
Products	$253,331	$248,929	$747,405	$720,665
Services	329,921	314,465	988,601	931,394
Total	583,252	563,394	1,736,006	1,652,059
Cost of net revenues
Products	57,437	44,336	152,641	130,293
Services	48,603	46,431	143,279	135,366
Total	106,040	90,767	295,920	265,659
Gross profit	477,212	472,627	1,440,086	1,386,400
Operating expenses
Sales and marketing	211,808	195,852	622,799	531,065
Research and development	115,991	116,894	321,024	305,246
General and administrative	61,792	57,141	194,809	146,340
Restructuring charges	—	—	7,800	—
Total	389,591	369,887	1,146,432	982,651
Income from operations	87,621	102,740	293,654	403,749
Other income, net	141	4,722	5,220	19,251
Income before income taxes	87,762	107,462	298,874	423,000
Provision for income taxes	17,890	21,557	69,096	90,103
Net income	$69,872	$85,905	$229,778	$332,897
Net income per share — basic	$1.15	$1.43	$3.78	$5.55
Weighted average shares — basic	60,978	59,981	60,831	59,963
Net income per share — diluted	$1.14	$1.43	$3.76	$5.51
Weighted average shares — diluted	61,415	60,196	61,182	60,372
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Net income	$69,872	$85,905	$229,778	$332,897
Other comprehensive income:
Foreign currency translation adjustment	184	118	(768)	61
Available-for-sale securities:
Unrealized gains on securities, net of taxes of $490 and $197 for the three months ended June 30, 2020 and 2019, respectively, and $146 and $940 for the nine months ended June 30, 2020 and 2019, respectively	4,061	918	1,230	3,811
Reclassification adjustment for realized losses included in net income, net of taxes of $(47) and $(35) for the three months ended June 30, 2020 and 2019, respectively, and $(65) and $(35) for the nine months ended June 30, 2020 and 2019, respectively	163	112	233	113
Net change in unrealized gains on available-for-sale securities, net of tax	4,224	1,030	1,463	3,924
Total other comprehensive income	4,408	1,148	695	3,985
Comprehensive income	$74,280	$87,053	$230,473	$336,882
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(In thousands)
	Three months ended June 30, 2019
Balances, March 31, 2019	59,695	$29,401	$(19,341)	$1,457,348	$1,467,408
Exercise of employee stock options	1	16	—	—	16
Issuance of stock under employee stock purchase plan	199	26,539	—	—	26,539
Issuance of restricted stock	234	—	—	—	—
Stock-based compensation	—	42,766	—	—	42,766
Net income	—	—	—	85,905	85,905
Other comprehensive income	—	—	1,148	—	1,148
Balances, June 30, 2019	60,129	$98,722	$(18,193)	$1,543,253	$1,623,782

	Three months ended June 30, 2020
Balances, March 31, 2020	60,629	$223,101	$(22,903)	$1,797,996	$1,998,194
Exercise of employee stock options	41	987	—	—	987
Issuance of stock under employee stock purchase plan	250	29,570	—	—	29,570
Issuance of restricted stock	244	—	—	—	—
Stock-based compensation	—	50,868	—	—	50,868
Net income	—	—	—	69,872	69,872
Other comprehensive income	—	—	4,408	—	4,408
Balances, June 30, 2020	61,164	$304,526	$(18,495)	$1,867,868	$2,153,899

	Nine months ended June 30, 2019
Balances, September 30, 2018	60,215	$20,427	$(22,178)	$1,287,243	$1,285,492
Cumulative effect adjustment from adoption of ASC 606	—	—	—	36,048	36,048
Exercise of employee stock options	1	16	—	—	16
Issuance of stock under employee stock purchase plan	334	45,439	—	—	45,439
Issuance of restricted stock	765	—	—	—	—
Repurchase of common stock	(1,186)	(88,110)	—	(112,935)	(201,045)
Stock-based compensation	—	120,950	—	—	120,950
Net income	—	—	—	332,897	332,897
Other comprehensive income	—	—	3,985	—	3,985
Balances, June 30, 2019	60,129	$98,722	$(18,193)	$1,543,253	$1,623,782

	Nine months ended June 30, 2020
Balances, September 30, 2019	60,367	$142,597	$(19,190)	$1,638,090	$1,761,497
Exercise of employee stock options	72	1,760	—	—	1,760
Issuance of stock under employee stock purchase plan	419	50,239	—	—	50,239
Issuance of restricted stock	748	—	—	—	—
Repurchase of common stock	(442)	(50,009)	—	—	(50,009)
Stock-based compensation	—	159,939	—	—	159,939
Net income	—	—	—	229,778	229,778
Other comprehensive income	—	—	695	—	695
Balances, June 30, 2020	61,164	$304,526	$(18,495)	$1,867,868	$2,153,899
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended June 30,
	2020	2019
Operating activities
Net income	$229,778	$332,897
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	149,315	119,182
Depreciation and amortization	69,337	46,645
Non-cash operating lease costs	29,731	—
Other	168	671
Deferred income taxes	4,357	10,171
Changes in operating assets and liabilities (excluding effects of the acquisition of businesses):
Accounts receivable	38,024	(16,249)
Inventories	5,575	(5,441)
Other current assets	(33,572)	(54,381)
Other assets	(5,659)	(8,785)
Accounts payable and accrued liabilities	(1,538)	37,932
Deferred revenue	37,934	79,113
Lease liabilities	(38,456)	—
Net cash provided by operating activities	484,994	541,755
Investing activities
Purchases of investments	(390,696)	(210,109)
Maturities of investments	322,271	507,804
Sales of investments	309,040	276,278
Acquisition of businesses, net of cash acquired	(955,574)	(611,550)
Purchases of property and equipment	(47,857)	(83,008)
Net cash used in investing activities	(762,816)	(120,585)
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	51,999	45,455
Repurchase of common stock	(50,009)	(201,045)
Proceeds from term debt agreement	400,000	—
Payments on term debt agreement	(5,000)	—
Payments for debt issuance costs	(3,040)	—
Net cash provided by (used in) financing activities	393,950	(155,590)
Net increase in cash, cash equivalents and restricted cash	116,128	265,580
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(856)	(111)
Cash, cash equivalents and restricted cash, beginning of period	602,254	425,894
Cash, cash equivalents and restricted cash, end of period	$717,526	$691,363
Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$45,399	$—
Cash paid for interest on long-term debt	$4,330	$—
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$399,203	$—
Capitalized leasehold improvements paid directly by landlord	$—	$34,487
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
There have been no material changes to the Company's significant accounting policies as of and for the three and nine months ended June 30, 2020, except for the accounting policy for leases that was updated as a result of adopting Accounting Standards Update 2016-02, Leases (Topic 842) (ASU 2016-02) and related standards. For more information, refer to the "Recently Adopted Accounting Standards" section of Note 1 and Note 8 - Leases.
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
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the nine months ended June 30, 2020 (in thousands):

Balances, September 30, 2019	$59,446
Additional capitalized contract acquisition costs deferred	31,759
Amortization of capitalized contract acquisition costs	(24,768)
Balances, June 30, 2020	$66,437
Amortization of capitalized contract acquisition costs was $7.8 million and $6.9 million for the three months ended June 30, 2020 and 2019, respectively, and $24.8 million and $21.3 million for the nine months ended June 30, 2020 and 2019, respectively, and is recorded in Sales and Marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.
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

The table below shows significant movements in contract assets (current and noncurrent) for the nine months ended June 30, 2020 (in thousands):

Balances, September 30, 2019	$132,492
Revenue recognized during period but not yet billed	22,213
Contract asset additions	80,243
Contract assets acquired through the purchase of Shape	6,045
Contract assets reclassified to accounts receivable	(62,523)
Balances, June 30, 2020	$178,470
As of June 30, 2020, contract assets that are expected to be reclassified to receivables within the next 12 months are included in other current assets, with those expected to be transferred to receivables in more than 12 months included in other assets. There were no impairments of contract assets during the nine months ended June 30, 2020 and 2019.
The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the nine months ended June 30, 2020 (in thousands):

Balances, September 30, 2019	$1,198,116
Amounts billed but not recognized as revenues	740,050
Amounts acquired through the purchase of Shape	39,000
Revenues recognized related to the opening balance of deferred revenue	(702,114)
Balances, June 30, 2020	$1,275,052
The Company's contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period.
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. As of June 30, 2020, the total non-cancelable remaining performance obligations under the Company's contracts with customers was approximately $1.3 billion and the Company expects to recognize revenues on approximately 69.7% of these remaining performance obligations over the next 12 months, 18.9% in year two, and the remaining balance thereafter.
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
The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements at June 30, 2020, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2020
Cash equivalents	$60,488	$8,258	$—	$68,746
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	203,851	—	203,851
Available-for-sale securities — municipal bonds and notes	—	7,040	—	7,040
Available-for-sale securities — U.S. government securities	—	161,417	—	161,417
Available-for-sale securities — U.S. government agency securities	—	6,995	—	6,995
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	97,677	—	97,677
Available-for-sale securities — U.S. government securities	—	3,982	—	3,982
Available-for-sale securities — U.S. government agency securities	—	11,269	—	11,269
Total	$60,488	$500,489	$—	$560,977

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
The Company's non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. Included in the Company’s impairment considerations for non-financial assets and liabilities in the current quarter were the potential impacts of the COVID-19 pandemic. During the three and nine months ended June 30, 2020 and 2019, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.
4. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

June 30, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$202,968	$900	$(17)	$203,851
Municipal bonds and notes	7,018	22	—	7,040
U.S. government securities	161,414	38	(35)	161,417
U.S. government agency securities	6,987	10	(2)	6,995
	$378,387	$970	$(54)	$379,303

September 30, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposits	$249	$—	$—	$249
Corporate bonds and notes	259,242	402	(97)	259,547
Municipal bonds and notes	12,128	6	(5)	12,129
U.S. government securities	78,988	18	(14)	78,992
U.S. government agency securities	22,138	9	(1)	22,146
	$372,745	$435	$(117)	$373,063
Long-term investments consist of the following (in thousands):

June 30, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$96,645	$1,112	$(80)	$97,677
U.S. government securities	3,984	—	(2)	3,982
U.S. government agency securities	11,250	23	(4)	11,269
	$111,879	$1,135	$(86)	$112,928

September 30, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$298,888	$469	$(441)	$298,916
Municipal bonds and notes	2,528	2	(6)	2,524
U.S. government securities	5,515	3	(3)	5,515
U.S. government agency securities	51,463	5	(21)	51,447
	$358,394	$479	$(471)	$358,402
Interest income from investments was $2.2 million and $5.8 million for the three months ended June 30, 2020 and 2019, respectively, and $11.1 million and $20.2 million for the nine months ended June 30, 2020 and 2019, respectively. Interest income is included in other income, net on the Company's consolidated income statements.
The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2020 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$71,355	$(92)	$5,005	$(5)	$76,360	$(97)
U.S. government securities	152,646	(37)	—	—	152,646	(37)
U.S. government agency securities	9,789	(6)	—	—	9,789	(6)
Total	$233,790	$(135)	$5,005	$(5)	$238,795	$(140)

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
The Company invests in securities that are rated investment grade. The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. Gross unrealized losses were not deemed material as of June 30, 2020 and were primarily caused by global market disruptions resulting from the COVID-19 pandemic rather than credit risks associated with the respective issuers of the debt securities. The Company determined that as of June 30, 2020, there were no investments in its portfolio that were other-than-temporarily impaired as a result of the COVID-19 pandemic or other market conditions.
5. Business Combinations
Fiscal Year 2020 Acquisition of Shape Security, Inc.
On December 19, 2019, the Company entered into a Merger Agreement (the "Merger Agreement") with Shape Security, Inc. ("Shape"), a provider of fraud and abuse prevention solutions. The transaction closed on January 24, 2020 with Shape becoming a wholly-owned subsidiary of F5.
Pursuant to the Merger Agreement, at the effective time of the acquisition, the capital stock of Shape and the vested outstanding and unexercised stock options in Shape were cancelled and converted to the right to receive approximately $1.0 billion in cash, subject to certain adjustments and conditions set forth in the Merger Agreement, and the unvested stock options and restricted stock units in Shape held by continuing employees of Shape were assumed by F5, on the terms and conditions set forth in the Merger Agreement. Included in cash consideration was $23.2 million of transaction costs paid by F5 on behalf of Shape. In addition, the Company incurred $15.3 million of transaction costs associated with the acquisition which was included in General and Administrative expenses in the first and second fiscal quarters of 2020.
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
The developed technology intangible asset will be amortized on a straight-line basis over its estimated useful life of seven years and included in cost of net product revenues. The trade names and customer relationships intangible assets will be amortized on a straight-line basis over their estimated useful lives of five years and four years, respectively, and included in sales and marketing expenses. The weighted average life of the amortizable intangible assets recognized from the Shape acquisition was 6.5 years as of January 24, 2020, the date the transaction closed. The estimated useful lives for the acquired intangible assets were based on the expected future cash flows associated with the respective asset.
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
Pursuant to the Merger Agreement, at the effective time of the acquisition, the capital stock of NGINX and the vested outstanding and unexercised stock options in NGINX were cancelled and converted to the right to receive approximately $643.2 million in cash, subject to certain adjustments and conditions set forth in the Merger Agreement, and the unvested stock options and restricted stock units in NGINX held by continuing employees of NGINX were assumed by F5, on the terms and conditions set forth in the Merger Agreement. Included in cash consideration was $19.0 million of transaction costs paid by F5 on behalf of NGINX. In addition, the Company incurred $1.0 million of transaction costs associated with the acquisition which was included in General and Administrative expenses for fiscal 2019.
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
The purchase price allocation is as follows (in thousands):

		Estimated
		Useful Life
Assets acquired
Cash and cash equivalents	$29,911
Fair value of tangible assets:
Other tangible assets	23,699
Identifiable intangible assets:
Developed technologies	62,500	7 years
Customer relationships	12,000	15 years
Trade name	14,500	7 years
Non-competition agreements	300	2 years
Goodwill	503,414
Total assets acquired	$646,324
Liabilities assumed
Other assumed liabilities	$(9,116)
Total liabilities assumed	$(9,116)
Net assets acquired	$637,208
The measurement period for the NGINX acquisition lapsed during the third quarter of fiscal 2020. The Company reduced the carrying amount of goodwill by $6.0 million to reflect an adjustment to consideration exchanged for the purchase of NGINX within the post-close measurement period. No other financial statement amounts were affected by this adjustment. The adjustment was not material to the current period or any of the previous period financial statements.
The developed technology intangible asset will be amortized on a straight-line basis over its estimated useful life of seven years and included in cost of net product revenues. The trade names and customer relationships intangible assets will be amortized on a straight-line basis over their estimated useful lives of seven years and fifteen years, respectively, and included in sales and marketing expenses. The weighted average life of the amortizable intangible assets recognized from the NGINX acquisition was 8.1 years as of May 8, 2019, the date the transaction closed. The estimated useful lives for the acquired intangible assets were based on the expected future cash flows associated with the respective asset. Tax deductible goodwill based on the Company's preliminary calculation is $490.3 million.
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
6. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows for the periods presented (in thousands):

	June 30, 2020	September 30, 2019
Cash and cash equivalents	$714,268	$599,219
Restricted cash included in other assets, net	3,258	3,035
Total cash, cash equivalents and restricted cash	$717,526	$602,254

Inventories
Inventories consist of the following (in thousands):

	June 30, 2020	September 30, 2019
Finished goods	$18,250	$22,441
Raw materials	10,576	11,960
	$28,826	$34,401
Other Current Assets
Other current assets consist of the following (in thousands):

	June 30, 2020	September 30, 2019
Contract assets	$123,947	$79,407
Prepaid expenses	50,914	49,051
Capitalized contract acquisition costs	28,111	28,228
Other	35,191	26,188
	$238,163	$182,874
Other Assets
Other assets, net consist of the following (in thousands):

	June 30, 2020	September 30, 2019
Intangible assets	$236,371	$108,903
Contract assets	54,523	53,085
Capitalized contract acquisition costs	38,325	31,218
Other	13,837	10,575
	$343,056	$203,781
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2020	September 30, 2019
Payroll and benefits	$139,167	$138,453
Operating lease liabilities, current	46,490	—
Income and other tax accruals	35,855	31,801
Other	79,526	65,615
	$301,038	$235,869
Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	June 30, 2020	September 30, 2019
Income taxes payable	$39,784	$42,324
Deferred rent	—	66,103
Other	10,033	23,426
	$49,817	$131,853

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
Borrowings under the Term Loan Facility bear interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Term Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. Interest on the outstanding principal of borrowings is currently due quarterly in arrears. As of June 30, 2020, the margin for LIBOR-based loans was 1.125% and the margin for alternate base rate loans was 0.125%.
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
 Among certain affirmative and negative covenants provided in the Term Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on its outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. As of June 30, 2020, the Company was in compliance with all covenants.
As of June 30, 2020, $395.0 million of principal amount under the Term Loan Facility was outstanding, excluding unamortized debt issuance costs of $1.9 million. The weighted average interest rate on the principal amount under the Term Loan Facility outstanding balance was 2.452% for the period ending June 30, 2020. The following table presents the scheduled principal maturities as of June 30, 2020 (in thousands):

Fiscal Years Ending September 30:	Amount
2020 (remainder)	$—
2021	20,000
2022	20,000
2023	355,000
Total	$395,000
Revolving Credit Agreement
On January 31, 2020, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). The Company has the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. The Revolving Credit Agreement also requires payment of a commitment fee calculated at a rate per annum of 0.125% to 0.300% depending on the Company's leverage ratio on the undrawn portion of the Revolving Credit Facility. Amounts incurred during the three months ended June 30, 2020 were not material.
The Revolving Credit Facility matures on January 31, 2025, upon which any remaining outstanding principal of borrowings under the Revolving Credit Facility is due. The Company has the option to request up to two extensions of the maturity date in each case for an additional period of one year. Among certain affirmative and negative covenants provided in the Revolving Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. As of June 30, 2020, the Company was in compliance with all covenants. As of June 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility, and the Company had available borrowing capacity of $350.0 million.

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
The components of the Company's operating lease expenses for the three and nine months ended June 30, 2020 were as follows (in thousands):

	Three months ended June 30, 2020	Nine months ended June 30, 2020
Operating lease expense	$13,431	$37,724
Short-term lease expense	878	2,505
Variable lease expense	6,062	16,163
Total lease expense	$20,371	$56,392
Variable lease expense primarily consists of common area maintenance and parking expenses. The Company executed two sublease contracts that commenced during the first quarter of fiscal year 2020. Lease income payments commenced in the second fiscal quarter. The Company has three additional subleases through the Q2 2020 acquisition of Shape Security.
Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

June 30, 2020
Operating lease right-of-use assets, net	$316,761

Operating lease liabilities, current[1]	46,490
Operating lease liabilities, long-term	345,577
Total operating lease liabilities	$392,067

Weighted average remaining lease term (in years)	10.4
Weighted average discount rate	2.61%
(1)Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheet.
Maturities of lease liabilities as of June 30, 2020 were as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2020 (remainder)	$11,613
2021	59,308
2022	56,111
2023	43,060
2024	38,340
2025	32,132
Thereafter	215,954
Total lease payments	456,518
Less: imputed interest	(64,451)
Total lease liabilities	$392,067

Operating lease liabilities above do not include sublease income. As of June 30, 2020, the Company expects to receive sublease income of approximately $11.4 million, which consists of $1.1 million to be received for the remainder of fiscal 2020 and $10.3 million to be received over the three fiscal years thereafter.
As of June 30, 2020, the Company had no significant operating leases that were executed but not yet commenced.
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of June 30, 2020 and September 30, 2019 were not material.
Commitments
As of June 30, 2020, the Company's principal commitments consisted of borrowings under the Term Loan Facility and obligations outstanding under operating leases. Refer to Note 7 for the scheduled principal maturities of the Term Loan Facility as of June 30, 2020.
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

Legal Proceedings
On June 8, 2020, Lynwood Investment CY Limited (“Lynwood”) filed a lawsuit in the United States District Court for the Northern District of California against the Company along with several other named defendants, including NGINX, Inc. (BVI), NGINX Software, Inc., NGINX, Inc. (DE), and BV NGINX, LLC. In its complaint, Lynwood claims to be the assignee of all rights and interests of Rambler Internet Holding LLC (“Rambler”), and alleges that the intellectual property in the NGINX software originally released by the co-founder of NGINX in 2004 belongs to Rambler (and therefore Lynwood, by assignment) because the software was created and developed while the co-founder was employed by Rambler. Lynwood asserts various causes of action, including copyright infringement, violation of trademark law, tortious interference, and fraud. The complaint seeks damages, disgorgement of profits, fees and costs, declarations of copyright and trademark ownership, trademark cancellations, and injunctive relief.
In addition to the above matter, the Company is subject to a variety of legal proceedings, claims, investigations, and litigation arising in the ordinary course of business, including intellectual property litigation. Management believes that the Company has meritorious defenses to the allegations made in its pending cases and intends to vigorously defend these lawsuits; however, the Company is unable currently to determine the ultimate outcome of these or similar matters or the potential exposure to loss, if any. There are many uncertainties associated with any litigation and these actions or other third-party claims against the Company may cause it to incur costly litigation and/or substantial settlement charges that could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.
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
The effective tax rate was 20.4% and 23.1% for the three and nine months ended June 30, 2020, respectively, compared to 20.1% and 21.3% for the three and nine months ended June 30, 2019, respectively. The increase in the effective tax rate for the three and nine months ended June 30, 2020 as compared to the three and nine months ended June 30, 2019 is primarily due to the tax impact from stock-based compensation and other non-deductible expenses related to the acquisition of Shape Security, Inc., partially offset by a change in unrecognized tax benefits.
At June 30, 2020, the Company had $41.1 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2016. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore, Australia, and Israel. The earliest periods open for review by local taxing authorities are fiscal years 2018 for the United Kingdom, 2014 for Japan, 2015 for Singapore, 2016 for Australia, and 2013 for Israel. The Company is currently under audit by various states for fiscal years 2015 through 2018 and by Israel for fiscal years 2013 to 2017. Within the next four fiscal quarters, the statute of limitations will begin to close on fiscal years 2015 and 2016 state income tax returns and fiscal years 2014 to 2018 foreign income tax returns.

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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Numerator
Net income	$69,872	$85,905	$229,778	$332,897
Denominator
Weighted average shares outstanding — basic	60,978	59,981	60,831	59,963
Dilutive effect of common shares from stock options and restricted stock units	437	215	351	409
Weighted average shares outstanding — diluted	61,415	60,196	61,182	60,372
Basic net income per share	$1.15	$1.43	$3.78	$5.55
Diluted net income per share	$1.14	$1.43	$3.76	$5.51
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were immaterial for the three and nine months ended June 30, 2020 and 2019.
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

The following presents revenues by geographic region (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Americas:
United States	$309,645	$273,273	$887,336	$820,061
Other	22,155	27,429	71,312	79,697
Total Americas	331,800	300,702	958,648	899,758
EMEA	141,249	132,806	445,186	418,339
Asia Pacific	110,203	129,886	332,172	333,962
	$583,252	$563,394	$1,736,006	$1,652,059
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Ingram Micro, Inc.	16.0%	17.8%	16.6%	18.2%
Westcon Group, Inc.	—	10.0%	—	10.3%
Arrow ECS	11.1%	—	10.3%	10.3%
Tech Data	—	10.8%	—	10.2%
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	June 30, 2020	September 30, 2019
United States	$195,261	$194,176
EMEA	17,223	13,451
Other countries	15,809	15,799
	$228,293	$223,426
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
During the nine months ended June 30, 2020, the following activity was recorded (in thousands):

Employee Severance, Benefits and Related Costs
Accrued expenses, October 1, 2019	$—
Restructuring charges	7,800
Cash payments	(7,613)
Non-cash items	—
Accrued expenses, June 30, 2020	$187

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances and are generally identified by the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions. These forward-looking statements are based on current information and expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A. "Risk Factors" herein and in other documents we file from time to time with the Securities and Exchange Commission. We assume no obligation to revise or update any such forward-looking statements.
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
Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:
•Revenues. The majority of our revenues are derived from sales of our application delivery controller (ADC) products including our BIG-IP appliances and VIPRION chassis and related software modules and our software-only Virtual Editions; Local Traffic Manager (LTM), DNS Services (formerly Global Traffic Manager); Advanced Firewall Manager (AFM) and Policy Enforcement Manager (PEM), that leverage the unique performance characteristics of our hardware and software architecture; and products that incorporate acquired technology, including Application Security Manager (ASM) and Access Policy Manager (APM); NGINX Plus and NGINX Controller; Shape Defense and Enterprise Defense; and the Secure Web Gateway and Silverline DDoS and Application security offerings which are sold to customers on a subscription basis. We also derive revenues from the sales of services including annual maintenance contracts, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends. We are also monitoring the uncertainty related to the impacts that the COVID-19 pandemic has on the global economy and our customer base.
•Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, software-as-a-service infrastructure, amortization of developed technology and personnel and overhead expenses. Our margins have remained relatively stable; however, factors such as sales price, product and services mix, inventory obsolescence, returns, component price increases, warranty costs, and the uncertainty surrounding the COVID-19 pandemic and its potential impacts to our supply chain could significantly impact our gross margins from quarter to quarter and represent significant indicators we monitor on a regular basis.
•Operating expenses. Operating expenses are substantially driven by personnel and related overhead expenses. Existing headcount and future hiring plans are the predominant factors in analyzing and forecasting future operating expense trends. Other significant operating expenses that we monitor include marketing and promotions, travel, professional fees, computer costs related to the development of new products and provision of services, facilities and depreciation expenses.
•Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The decrease in cash and investments for the first nine months of fiscal year 2020 was primarily due to $955.6 million in cash paid for the acquisition of Shape in the second quarter of fiscal 2020, partially offset by cash provided by operating activities of $485.0 million. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $47.9 million for the first nine months of fiscal year 2020 were primarily related to the expansion of our facilities to support our operations worldwide as well as investments in information technology infrastructure and equipment purchases to support our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. Additionally, on January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of June 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
•Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues remained relatively flat in the third quarter of fiscal year 2020 from the prior quarter. Our days sales outstanding at the end of the third quarter of fiscal year 2020 was 47. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
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
While our analysis shows COVID-19 did not have a significant impact on our results of operations for the quarter ended June 30, 2020, the impacts of the global pandemic on our business and financial outlook are currently unknown. We are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, or on our financial results.
Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
	(in thousands, except percentages)
Net Revenues
Products	$253,331	$248,929	$747,405	$720,665
Services	329,921	314,465	988,601	931,394
Total	$583,252	$563,394	$1,736,006	$1,652,059
Percentage of net revenues
Products	43.4%	44.2%	43.1%	43.6%
Services	56.6	55.8	56.9	56.4
Total	100.0%	100.0%	100.0%	100.0%
Net revenues. Total net revenues increased 3.5% and 5.1% for the three and nine months ended June 30, 2020, respectively, from the comparable periods in the prior year. Overall revenue growth for the three and nine months ended June 30, 2020, was primarily due to increased software product revenue including our subscription-based software products and increased service revenues as a result of our increased installed base of products. International revenues represented 46.9% and 48.9% of total net revenues for the three and nine months ended June 30, 2020, respectively, compared to 51.5% and 50.4% for the same periods in the prior year, respectively.
Net product revenues increased 1.8% and 3.7% for the three and nine months ended June 30, 2020, respectively, from the comparable periods on the prior year. The increase in net product revenues for the three and nine months ended June 30, 2020 was primarily due to an increase in software product sales compared to the same periods in the prior year.
Net service revenues increased 4.9% and 6.1% for the three and nine months ended June 30, 2020, respectively, from the comparable periods in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.
The following distributors of our products accounted for more than 10% of total net revenue:

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Ingram Micro, Inc.	16.0%	17.8%	16.6%	18.2%
Westcon Group, Inc.	—	10.0%	—	10.3%
Arrow ECS	11.1%	—	10.3%	10.3%
Tech Data	—	10.8%	—	10.2%
The following distributors of our products accounted for more than 10% of total receivables:

	June 30, 2020	September 30, 2019
Ingram Micro, Inc.	—	12.4%
Arrow ECS	15.3%	—
Carahsoft Technology	—	11.5%
Synnex Corporation	12.8%	12.9%
No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$57,437	$44,336	$152,641	$130,293
Services	48,603	46,431	143,279	135,366
Total	106,040	90,767	295,920	265,659
Gross profit	$477,212	$472,627	$1,440,086	$1,386,400
Percentage of net revenues and gross profit (as a percentage of related net revenue)
Products	22.7%	17.8%	20.4%	18.1%
Services	14.7	14.8	14.5	14.5
Total	18.2	16.1	17.0	16.1
Gross profit	81.8%	83.9%	83.0%	83.9%
Cost of net product revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased $13.1 million and $22.3 million, or 29.5% and 17.2% for the three and nine months ended June 30, 2020, respectively, from the comparable periods in the prior year. The increase in cost of net product revenues was primarily due to software product revenue growth for the three and nine months ended June 30, 2020 from the comparable periods in the prior year.
Cost of net service revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and nine months ended June 30, 2020, cost of net service revenues as a percentage of net service revenues was 14.7% and 14.5%, respectively, compared to 14.8% and 14.5% for the comparable periods in the prior year, respectively. Professional services headcount at the end of June 2020 increased to 950 from 926 at the end of June 2019.

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$211,808	$195,852	$622,799	$531,065
Research and development	115,991	116,894	321,024	305,246
General and administrative	61,792	57,141	194,809	146,340
Restructuring charges	—	—	7,800	—
Total	$389,591	$369,887	$1,146,432	$982,651
Operating expenses (as a percentage of net revenue)
Sales and marketing	36.3%	34.8%	35.9%	32.1%
Research and development	19.9	20.7	18.5	18.5
General and administrative	10.6	10.2	11.2	8.9
Restructuring charges	—	—	0.4	—
Total	66.8%	65.7%	66.0%	59.5%
Sales and marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased $16.0 million and $91.7 million, or 8.1% and 17.3% for the three and nine months ended June 30, 2020, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to an increase of $15.8 million and $53.5 million in personnel costs for the three and nine months ended June 30, 2020, respectively, from the comparable periods in the prior year. Sales and marketing for the nine months ended June 30, 2020 also included an increase in commissions of $11.6 million from the comparable period in the prior year. The increase in sales and marketing expenses for the three and nine months ended June 30, 2020 was partially offset by a decrease in travel and entertainment expenses primarily due to company-wide travel restrictions as a result of the COVID-19 pandemic. Sales and marketing headcount at the end of June 2020 increased to 2,386 from 2,092 at the end of June 2019. Sales and marketing expenses included stock-based compensation expense of $21.8 million and $66.2 million for the three and nine months ended June 30, 2020, respectively, compared to $17.8 million and $49.6 million for the same periods in the prior year, respectively.
Research and development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses decreased $0.9 million and increased $15.8 million, or decreased 0.8% and increased 5.2% for the three and nine months ended June 30, 2020, respectively, from the comparable periods in the prior year. The change in research and development expense was primarily due to a decrease of $5.3 million and an increase of $6.3 million in personnel costs for the three and nine months ended June 30, 2020, respectively, from the comparable periods in the prior year. Research and development expenses for the nine months ended June 30, 2020 also included an increase of $3.4 million in facilities costs from the comparable period in the prior year, primarily due to the move of our corporate headquarters which began in April 2019. Research and development headcount at the end of June 2020 increased to 1,771 from 1,492 at the end of June 2019. Research and development expenses included stock-based compensation expense of $13.1 million and $36.9 million for the three and nine months ended June 30, 2020, respectively, compared to $10.0 million and $30.6 million for the same periods in the prior year, respectively.
General and administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, facilities and depreciation expenses. General and administrative expenses increased $4.7 million and $48.5 million, or 8.1% and 33.1% for the three and nine months ended June 30, 2020, respectively, from the comparable periods in the prior year. The increase in general and administrative expenses for the nine months ended June 30, 2020 was primarily due to an increase of $19.7 million in fees paid to outside consultants for legal, accounting and tax services, from the comparable period in the prior year. For the three and nine months ended June 30, 2020, personnel costs increased $3.4 million and $13.7 million, respectively, from the comparable periods in the prior year due to growth in general and administrative headcount, including employees from the acquisitions of NGINX and Shape. General and administrative expenses for the nine months ended June 30, 2020 also included an increase in facilities cost of $3.0 million from the comparable period in the prior year, primarily due to the move of our corporate headquarters which began in April 2019. General and administrative headcount at the end of June 2020 increased to 679 from 581 at the end of June 2019. General and administrative expenses included stock-based compensation expense of $9.2 million and $28.0 million for the three and nine months ended June 30, 2020, respectively, compared to $8.1 million and $23.8 million for the same periods in the prior year, respectively.
Restructuring charges. In the first fiscal quarter of 2020, we completed a restructuring plan to align strategic and financial objectives and optimize resources for long term growth. As a result of these initiatives, we recorded a restructuring charge of $7.8 million related to a reduction in workforce that is reflected in our results for the nine months ended June 30, 2020. There were no restructuring expenses recorded in fiscal 2019.

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$87,621	$102,740	$293,654	$403,749
Other income, net	141	4,722	5,220	19,251
Income before income taxes	87,762	107,462	298,874	423,000
Provision for income taxes	17,890	21,557	69,096	90,103
Net income	$69,872	$85,905	$229,778	$332,897
Other income and income taxes (as percentage of net revenue)
Income from operations	15.0%	18.2%	16.9%	24.4%
Other income, net	—	0.8	0.3	1.2
Income before income taxes	15.0	19.0	17.2	25.6
Provision for income taxes	3.0	3.8	4.0	5.5
Net income	12.0%	15.2%	13.2%	20.1%
Other income, net. Other income, net consists primarily of interest income and expense and foreign currency transaction gains and losses. The decrease in other income, net for the three and nine months ended June 30, 2020 was primarily due to a decrease in interest income of $3.6 million and $9.1 million, respectively, from our investments compared to the same periods in the prior year. In addition, interest expense increased $2.6 million and $4.9 million for the three and nine months ended June 30, 2020 compared to the same periods in the prior year.

Provision for income taxes. The effective tax rate was 20.4% and 23.1% for the three and nine months ended June 30, 2020, respectively, compared to 20.1% and 21.3% for the three and nine months ended June 30, 2019, respectively. The increase in the effective tax rate for the three and nine months ended June 30, 2020 as compared to the three and nine months ended June 30, 2019 is primarily due to the tax impact from stock-based compensation and other non-deductible expenses related to the acquisition of Shape Security, Inc., partially offset by a change in unrecognized tax benefits.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at June 30, 2020 and September 30, 2019 were $47.5 million and $27.4 million, respectively. The net deferred tax assets include valuation allowances of $31.0 million and $23.5 million as of June 30, 2020 and September 30, 2019, respectively, which are primarily related to certain state and foreign net operating losses and tax credit carryforwards.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,206.5 million as of June 30, 2020, compared to $1,330.7 million as of September 30, 2019, representing a decrease of $124.2 million. The decrease was primarily due to $955.6 million in cash paid for the acquisition of Shape in the second quarter of fiscal 2020, partially offset by cash provided by operating activities of $485.0 million for the nine months ended June 30, 2020. Cash provided by operating activities for the first nine months of fiscal year 2020 resulted from net income of $229.8 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation and amortization charges.
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
Cash used in investing activities was $762.8 million for the nine months ended June 30, 2020, compared to cash used in investing activities of $120.6 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions and capital expenditures. The amount of cash used in investing activities for the nine months ended June 30, 2020 was primarily the result of $955.6 million in cash paid for the acquisition of Shape, along with capital expenditures related to the build-out of our new corporate headquarters and the purchase of investments, partially offset by the maturity and sale of investments.
Cash provided by financing activities was $394.0 million for the nine months ended June 30, 2020, compared to cash used in financing activities of $155.6 million for the same period in the prior year. Our financing activities for the nine months ended June 30, 2020 primarily consisted of $400.0 million in cash proceeds from a term loan as well as cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $52.0 million, partially offset by $50.0 million in cash used to repurchase common stock under our share repurchase program and $5.0 million in cash used to make a principal payment on our term loan.
On January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of June 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
Obligations and Commitments
As of June 30, 2020, our principal commitments consisted of borrowings under the Term Loan Facility and obligations outstanding under operating leases.

In connection with the acquisition of Shape, on January 24, 2020, we entered into a Term Credit Agreement ("Term Credit Agreement") with certain institutional lenders that provides for a senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the "Term Loan Facility"). The proceeds from the Term Loan Facility were primarily used to finance the acquisition of Shape and related expenses. As of June 30, 2020, $395.0 million of principal amount under the Term Loan Facility was outstanding. There is a financial covenant that requires us to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on our outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. We will monitor the effect that the COVID-19 pandemic may have on our leverage ratio calculation but do not believe there will be a material impact to the interest payable on our borrowings under the Term Loan Facility. Refer to Note 7 for the scheduled principal maturities of the Term Loan Facility as of June 30, 2020.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of June 30, 2020. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of June 30, 2020, 37.3% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
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
The Term Loan Facility requires us to maintain a leverage ratio financial covenant, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on our outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. At any time, a sharp rise in market interest rates could have a material adverse impact on the interest payable on outstanding principal borrowings on our Term Loan Facility. We monitor our interest rate and credit risks, which include the effect that the COVID-19 pandemic may have on interest rates on principal borrowings under the Term Loan Facility. As of June 30, 2020, we have not noted any adverse impacts to interest rates that would have a material impact to interest owed on principal borrowings.
Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine month period ended June 30, 2020, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2019, other than market risk that is created by the global market disruptions and uncertainties resulting from the COVID-19 pandemic. See the section “Risk Factors” for further discussion of the possible impact to our business.

Item 4.Controls and Procedures
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting
During the third quarter of fiscal 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Although the entire global F5 workforce is working remotely as a result of the COVID-19 pandemic, there were no material changes to our existing internal controls over financial reporting as a result of this.
PART II — OTHER INFORMATION
Item 1.Legal Proceedings
See Note 9 - Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.
Item 1A.Risk Factors
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
On October 31, 2018, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $4.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The Company did not repurchase and retire any shares during the three months ended June 30, 2020.

Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits

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

*  Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of August, 2020.

F5 NETWORKS, INC.

By:	/s/ FRANCIS J. PELZER
Francis J. Pelzer
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)