Form 10-K
period 2020-09-30
F5 NETWORKS, INC.
filed 2020-11-19
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2020, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $6,445,848,331 based on the closing sales price of the Registrant’s Common Stock on the NASDAQ Global Select Market on that date.
As of November 9, 2020, the number of shares of the Registrant’s common stock outstanding was 61,603,102.

DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of this Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the Registrant’s Definitive Proxy Statement for the Annual Shareholders Meeting for fiscal year 2020, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this Report relates.

F5 NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2020

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
Unless the context otherwise requires, in this Annual Report on Form 10-K, the terms “F5,” “the Company,” “we,” “us,” and “our” refer to F5 Networks, Inc. and its subsidiaries. Our fiscal year ends on September 30, and fiscal years are referred to by the calendar year in which they end. For example, “fiscal year 2020” and “fiscal 2020” refer to the fiscal year ended September 30, 2020.
In December 2019, a novel strain of coronavirus (“COVID-19“) was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. We assessed the impact that COVID-19 had on our results of operations, including, but not limited to an assessment of our allowance for doubtful accounts, the carrying value of short-term and long-term investments, the carrying value of goodwill and other long-lived assets, and the impact to revenue recognition and cost of revenues. We are actively monitoring the impact to the results of our business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of our employees, customers, partners, suppliers and stockholders. As of the filing date, the extent to which the COVID-19 pandemic may impact our financial condition or results of operations remains uncertain.

Item 1.Business
General
F5 is a multi-cloud application security and delivery company. We see a world where our customers’ applications adapt to changing environments, automating redundant processes for greater efficiencies, expanding and contracting based on performance needs, protecting themselves, and securing points of vulnerability. By mining all of these data points, applications get smarter, insightful, become self-healing, and evolve even more quickly.
Our enterprise-grade solutions are available in a range of consumption models, from on-premises to managed services, optimized for multi-cloud environments. In connection with our solutions, we offer a broad range of professional services, including consulting, training, installation, maintenance, and other technical support services.
On January 24, 2020, we completed the acquisition of Shape Security ("Shape"), a leader in online fraud and abuse prevention, adding protection against automated attacks, bots, and targeted fraud to F5’s world-class portfolio of application delivery and security solutions. The acquisition delivers value to customers by combining F5’s expertise in powering over half of the world’s applications across multi-cloud environments, with Shape’s insight from mitigating one billion application attacks per day through sophisticated AI, cloud-based analytics, and anti-fraud technologies. Together, F5 and Shape represent an end-to-end application security solution, reducing infrastructure complexity, protecting our customers against losses from online fraud, reputational damage, and disruptions to critical online services.
Our customers include large enterprise businesses, public sector institutions, governments, and service providers. We conduct our business globally and manage our business by geography. Our business is organized into the following three geographic regions: Americas; Europe, Middle East, and Africa (EMEA); and the Asia Pacific region (APAC).
Our revenue is comprised of services revenue and product revenue. While the majority of our product revenue today is derived from appliance sales, we are actively managing a transformation to a software- and SaaS-driven business with software revenue growing 52% in fiscal year 2020 and representing 35% of product revenue.
F5 was incorporated on February 26, 1996 in the state of Washington. Our headquarters is in Seattle, Washington, and our mailing address is 801 5th Avenue, Seattle, Washington 98104-1663. The telephone number at that location is (206) 272-5555. Our website is www.f5.com. We have 71 subsidiaries, branch offices, or representative offices worldwide. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably possible after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. The information posted on our website is not incorporated into this report.
Strategy and Priorities
F5 is focused on solving our customers’ most important application challenges. We have successfully evolved our business as the needs of our customers have changed. Today, our customers need to cost effectively deliver extraordinary digital experiences to their end users. F5’s portfolio of multi-cloud application security and delivery technologies enables our customers to scale, secure and optimize both traditional and modern applications, making those amazing digital experiences possible. By creating adaptive applications, capable of adapting to changing environments, automating redundant processes for greater efficiencies, expanding and contracting based on performance needs, protecting themselves, and securing points of vulnerability, we are reducing operating complexity associated with delivering a mix of traditional and modern applications while also enabling consistent security for every application, regardless of its environment. Our ability to mine and analyze data from applications helps customers unlock valuable application insights while making applications smarter, enabling self-healing and automation to evolve them more quickly.
Key components of our strategy include:
Bringing our adaptive application vision to life
F5 is uniquely positioned to deliver adaptive applications. Through our organic investments and the acquisitions of NGINX in May 2019 and Shape Security in January 2020, we have assembled the broadest portfolio of application security and delivery technologies in the market today. As a result of the continued evolution of our BIG-IP family, we enable customers to transition traditional applications from data centers to multi-cloud environments while maintaining private data center levels of security. At the same time, we are enabling modern application architectures with our NGINX technologies, F5 SaaS offerings, and Aspen Mesh. Our State of Applications Services report 2020 shows 76% of organizations are managing a complex application portfolio spanning traditional and modern applications. F5 is unique in our ability to span both traditional and modern applications, as a result, our customers are able to provision consistent, and industry-leading application security across their combined traditional and modern application portfolio. We are leveraging our access to application data and our analytics capabilities to enable automation and unlock business insights for our customers.
Transforming how customers experience F5
As we expand the role we play for our customers, we are also transforming how our customers experience F5. We have made it easier for our customers to procure, deploy, manage, and upgrade our technologies by introducing new consumption models and continuing to evolve our solutions’ capabilities.
As we have expanded our offerings, we are better able to solve a broader range of customer challenges and increasingly, customers are choosing a suite of F5 solutions. Going forward we will leverage and grow our foundational capabilities in data and insights, digital sales, and SaaS-delivered capabilities to deliver consistent world-class customer experiences, including simple, integrated and friction-free consumption of our technologies. We will continue to improve customer understanding of F5’s expanded portfolio with a focus on buying personas and business needs and intend to enhance our digital customer experiences to deliver both growth and efficiency.
Capturing growth in security and software
Our ability to serve both traditional and modern applications means we are uniquely suited to provide consistent, industry-leading security across our customers entire application estate. Over the last ten years, enterprises were focused on protecting their networks from attack. F5 Labs Threat Research shows a 300% increase in attacks on applications in the past two years. With cyber criminals increasingly attacking applications and their users, we believe application security will be an area of significant investment over the next decade.
Our acquisition of Shape Security brings the leader in online fraud and abuse prevention, adding protection against automated attacks, bots, and targeted fraud, to F5’s world-class portfolio of application security and delivery technologies. Together, F5 and Shape represent an end-to-end application security solution, reducing infrastructure complexity, protecting our customers against losses from online fraud, reputational damage, and disruptions to critical online services.
In the last several years, we have significantly enhanced and expanded our software offerings. Our meaningful software growth over the last two years has largely been driven by steps we have taken to improve automation and orchestration in our BIG-IP software, making it easier to procure, deploy and upgrade, as well as the introduction of new flexible commercial models, including annual and longer-term subscriptions. We expect to drive continued software growth from additional enhancements to our BIG-IP family, as well as advancements and continued adoption of NGINX, application security, Shape and cloud services.

F5 Products and Solutions
F5’s portfolio of multi-cloud application security and delivery technologies are enabling customers to address the challenges of delivering differentiated digital experiences to their customers.
Simplifying traditional app delivery for multi-cloud environments
Our BIG-IP family of offerings provides feature-rich, highly programmable and configurable application delivery solutions for traditional applications in enterprises and service providers. Traditional applications are based on monolithic, three-tier, or client-server architectures which remain the dominant architecture for millions of core business, customer-facing, and internally used applications in most organizations.
Refined over 20+ years of experience and innovation, BIG-IP has established itself as the leading application delivery technology for traditional applications, providing load balancing, and DNS services. Many customers also use the advanced security capabilities of BIG-IP, including Web Application Firewall, carrier-grade firewall and NAT, identity-aware proxy, SSL-VPN, and SSL offloading, that are available as tightly-integrated modules or extensions. Via the F5 Automation Toolchain, BIG-IP capabilities easily integrate into orchestration frameworks such as Ansible, HashiCorp Terraform, OpenShift, and Cloud Foundry as part of a CI/CD pipeline.
BIG-IP capabilities are available in software-only Virtual Editions (VEs) that deploy on any standard hypervisor in private and public clouds and are available in many performance throughput options. VE can be deployed on public clouds, including Amazon Web Services, Microsoft Azure, and Google Cloud Platform, through Bring Your Own License (BYOL) and the public cloud marketplaces. Virtual Edition is available via utility pricing (via public cloud marketplaces), short- and long-term subscription, and perpetual licensing models. In addition, F5 offers customers additional licensing, consumption flexibility, and value via Enterprise Licensing Agreements.
BIG-IP Cloud Edition (CE) is a software offering that enables customers to leverage BIG-IP capabilities in virtualized and cloud-based environments on a per-application basis. CE provides right-sized packaging and pricing and enhanced manageability for organizations that want to deploy dedicated BIG-IP services to support individual applications.
F5 BIG-IQ Centralized Management provides central management, analytics, and automation for BIG-IP instances. Available in virtual or physical form factors, BIG-IQ simplifies, enhances management of, and reduces customer operational costs associated with BIG-IP deployments.
F5’s physical systems are designed to enhance the performance of our software by leveraging a combination of custom FPGA logic and off-the-shelf silicon, providing a balance of cost and flexibility. Currently, we offer two types of physical configurations: BIG-IP iSeries appliances and our chassis-based VIPRION systems. Both BIG-IP iSeries and VIPRION systems run the same BIG-IP software modules as are available in the Virtual Edition and are licensed on a perpetual basis. To help customers comply with regulatory requirements and protect sensitive data, our physical systems are certified up to NIST FIPS 140-2 Level 2 and Common Criteria Evaluation Assurance Level (EAL 4+). BIG-IP iSeries appliances and chassis-based VIPRION systems differ primarily in their performance and size characteristics resulting from the hardware components and configurations that make up these systems. The iSeries appliance lineup ranges from the entry-level BIG-IP i2000 series for small and medium-sized organizations to the highest-performing BIG-IP i15000 series for large enterprises and service providers. Currently, we offer four chassis-based systems: VIPRION 4800, VIPRION 4480, VIPRION 2400, and VIPRION 2200. We also offer the VIPRION 4450 blade for VIPRION 4800 (8-blade chassis) and VIPRION 4480 (4-blade chassis).
Enabling modern app delivery at scale
To better address the needs of digitally transforming enterprises that have a mix of traditional, three-tier architectures and cloud-first microservices architectures, our NGINX technologies offer lightweight, agile ADC and API management software for container-built applications, CI/CD workflows, and microservices. Our NGINX technology enables developer and DevOps agility to get applications to market quickly, with security and automation closer to the code. F5 SaaS offerings support modern cloud application delivery and security use cases for cloud-native applications, making it easier for developers and DevOps engineers to build in the application services required for production.
Our NGINX product offerings are:
•NGINX Plus, an all-in-one load balancer, web server, content cache, and API gateway for modern applications.
•NGINX Controller, which provides orchestration and analytics for NGINX Plus.
•NGINX Ingress Controller and NGINX Service Mesh, which provide traffic management for Kubernetes clusters.
•NGINX App Protect, which integrates F5’s market-leading WAF with the flexibility and performance of NGINX Plus.

We believe the combination of F5 and NGINX solutions help our customers enable adaptive applications in container, cloud-native, and microservices environments, providing the ease-of-use and flexibility developers require while also delivering the scale, security, reliability, and enterprise readiness network operations teams demand.
Securing every app, anywhere
F5’s advanced application security services, including DDoS mitigation, web application firewall (WAF), bot protection, and SSL/TLS traffic decryption provide best-in-class enterprise infrastructure protection across any deployment type, from on-premises to cloud.
With Essential App Protect SaaS and NGINX App Protect software offerings, F5 provides its advanced security capabilities for development and DevOps teams. Both Essential App Protect and NGINX App Protect provide self-service access and API-driven integration into automation and orchestration frameworks. Often referred to as “shifting security left”, or DevSecOps, this ensures security is applied earlier in the software development lifecycle and covers the full portfolio of modern and long-tail applications in the enterprise.
Shape's technology addresses the increasing sophistication of fraud and abuse attacks. Shape’s artificial intelligence platform protects the largest banks, airlines, retailers, and federal agencies against bots and fraud which bypass best-practice industry security controls. Shape protects more than one billion accounts worldwide against credential stuffing attacks, the industry’s leading cybersecurity threat.
Shape’s advanced technology consists of next-generation client-side JavaScript and SDKs (software development kits), horizontally scalable reverse proxy and API services, and large-scale machine learning, analytics, and data platform systems, which work together to deliver the highest anti-fraud efficacy in the industry. This technology is sold as integrated, fully-managed services, in an “outcome-as-a-service” cybersecurity model.
Silverline provides customers fully-managed application security. Current offerings include Silverline Web Application Firewall, Silverline DDoS Protection, and Silverline Threat Intelligence Services. These services provide enterprise and service provider customers with F5’s proven security technologies coupled with world-class security professionals. Silverline’s Security Operations Center experts set up, manage, and support each customer's application solutions as an extension to the customer’s staff. Shape technology was combined in F5's fiscal third quarter with F5's Silverline managed services platform to launch Silverline Shape Defense, creating a version of Shape’s technology platform capabilities for customers who prefer a managed service.
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
Unlocking the value of application insights
Beacon, a SaaS application launched in the first quarter of fiscal 2020, enables cross-platform visibility and analytics of application service performance and security. By fusing the broad telemetry available via in-situ F5 products with third-party data sources and end-user monitoring capabilities, Beacon helps customers detect and resolve application performance and security issues helping reduce mean-time-to-detect, -innocence, and -repair enabling better end-user experiences.
Shape’s technology platform enables generalized AI-powered user analytics. While Shape has focused on using these capabilities to detect advanced fraud and abuse, going forward, the same technology is being integrated throughout F5 to create general AI-powered user analytics capabilities within and beyond cybersecurity use cases.
Service Provider Solutions
BIG-IP offerings also comprise our service provider solutions that address the complex requirements for enabling fast, secure, reliable communications among the elements of existing infrastructures such as 4G/LTE and evolving to newly designed cloud-native 5G networks, network functions virtualization (NFV) environments, and edge computing.
In addition to the solutions described above, F5 also offers solutions for fixed and mobile service provider customers to enable fast, secure, reliable communications in their networks. These solutions include intelligent traffic management services to classify and manipulate network traffic to successfully manage and migrate to newer technologies such as IPv4 to IPv6 and 4G to 5G. Our carrier-class network firewall services are used to secure the Gi/N6 interface, secure signaling threats and IoT applications, and detect and mitigate DDoS attacks. Our solutions are also used by our customers to secure complex signaling for mobility protocols like Diameter, SIP, and GTP, as well as IoT protocols. All F5 software solutions can be delivered on dedicated F5 hardware, as Virtual Network Functions (VNFs) that can use F5 VNF Manager or other industry solutions to deploy and manage VNF instances, and are evolving as Container Network Functions (CNF).
Competition
As F5 expands its reach and role into a broader set of multi-cloud solutions, the companies that we consider competitors changes too. In addition to server load balancing, traffic management, and other functions normally associated with application delivery, our suite of solutions has expanded our addressable market into security, and policy management, where we compete with a number of companies focused on niche areas of application security. The ability to create customized, programmable services (e.g., using iRules) enables our customers and our partners to design solutions to problems for which there is no off-the-shelf solution. As a result, we believe the traditional definitions of our market do not encompass all of the features, functions, and capabilities of our products, or accurately represent the addressable market for our solutions.
Within the more narrowly defined traditional ADC market, several companies sell server load balancing products and capabilities. These include Citrix Systems, Radware, and a number of other competitors that have a smaller market presence or limited feature set, such as A10 Networks, Amazon Web Services, Array Networks, Barracuda Networks, HAProxy, Kemp Technologies, Microsoft Azure, and VMware.
In application security, we compete with companies that provide web application firewalls, bot detection and mitigation, carrier-grade firewall, carrier-grade NAT, SSL orchestration, access policy management, DDoS protection, and fraud defense. Competitors include A10 Networks, Akamai, Cisco, Citrix Systems, Imperva, Juniper Networks, Radware, and Symantec/Blue Coat. With the addition of Shape, additional fraud, abuse, and analytics solutions become indirect competitors, including Akamai, Cloudflare, Imperva (Distil Networks), Fastly (Signal Sciences) and PerimeterX.
The principal competitive factors in the markets in which we compete include form factor, consumption model, ecosystem integrations, features and performance, customer support, brand recognition, scope of distribution and sales channels, and pricing. Some of our competitors have already tried or plan to adopt aggressive pricing policies to gain market share. However, because F5 offers superior performance, broad functionality, including lighter-weight options with NGINX and F5 Cloud Services, we believe that we can and will compete effectively against such pricing policies.
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
Over 90 percent of our engineers are engaged in software, SaaS, and managed services development in eight major locations. The BIG-IP LTM, DNS, and Automation Tool Chain offerings are primarily developed in Seattle, Washington and Hyderabad, India. Development of security products is centered in Tel Aviv, Israel and San Jose, California with our web application firewall and WebSafe/MobileSafe centered in Tel Aviv, and our core firewall (AFM) and identity and access and SSL-offloading products and technologies developed primarily in San Jose. Policy Enforcement Manager is also developed in

San Jose and Hyderabad, India. NGINX products are developed in San Francisco, California; Cork, Ireland; and Moscow, Russia.
Our hardware engineering team is located in Spokane, Washington; San Jose, California; and Tel Aviv, Israel.
Smaller development sites including Boulder, Colorado; Warsaw, Poland; and Billerica, Massachusetts also support the core development teams in the larger centers.
Members of all our engineering teams collaborate closely with one another to ensure the interoperability and performance of our solutions.
We believe that robust and constant innovation is a necessity for F5, so we are also innovating in new ways. For more than a year now, we have had dedicated teams focused on testing new disruptive innovations in technology, business models, or customer segments. We expect innovations resulting from the work of these teams will be complementary to our goal of delivering the broadest and most consistent portfolio of solutions across cloud and on-premises environments.
We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. F5 holds 387 patents in the United States and has 44 international patents (with applications pending for various aspects of our technology). Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results, and financial condition.
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
During the fiscal years ended September 30, 2020, 2019 and 2018, we had research and product development expenses of $441.3 million, $408.1 million, and $366.1 million, respectively.
Sales and Marketing
Our customers include a wide variety of enterprises and service providers among Fortune 1000 and Business Week Global 1000 companies, including those in technology, telecommunications, financial services, transportation, education, manufacturing, healthcare, and government. In fiscal year 2020, sales outside of the Americas represented 44.0% of our net revenues. Refer to Note 16 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our revenues by geographic area.
Sales
We sell our products and services to large and medium enterprise customers, including federal government entities, financial services customers and service providers through a variety of routs to market and channels. Our sales teams sell our products and services directly to customers by working closely with our channel partners including distributors, value-added resellers (VARs), managed service providers (MSPs), and systems integrators.
F5 sales teams. Our inside sales team generates and qualifies leads from marketing and helps manage accounts by serving as a liaison between the field and internal corporate resources. Our outside sales team works directly with partners and customers across the globe. Our field sales personnel are located in major cities in three sales regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); and the Asia Pacific region (APAC). Field sales personnel work closely with our channel partners to sell our products and services to their customers. We reward partners that identify new business and provide sales expertise for our portfolio of products and solutions through various incentive programs. Systems engineers, with deep technical domain expertise, support our regional sales account managers and channel partners providing pre-sale technical solution engineering and support, as needed.
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
For fiscal year 2020, sales to one of our worldwide distributors, Ingram Micro, Inc., represented 16.7% of our total revenues. Our agreements with distributors are standard, non-exclusive distribution agreements that renew automatically on an annual basis and generally can be terminated by either party with 90 days written notice prior to the start of any renewal term. The agreements grant certain distributors the right to distribute our products to resellers, with no minimum purchase requirements.
Systems integrators. We also market our products through strategic relationships with systems integrators, including Dell Services, DXC, HP Enterprise Services, and IBM Global Services, who include our products as core components of application deployments or network-based solutions they deploy for their customers. In most cases, systems integrators do not directly purchase our products for resale to their customers. Instead they typically recommend and/or manage our products as a part of broader solutions supporting enterprise applications and Internet facing systems that incorporate our technology for security, high availability, and enhanced performance.
Resellers and technology partners. Historically, our ability to compete with much larger companies has been strengthened through partnerships with large systems and software vendors. Currently, we partner with many technology partners and public cloud providers who resell our products. We have ongoing partnerships with the major cloud providers such as Amazon Web Services (AWS), Microsoft Azure, and Google Cloud Platform and have expanded our reseller routes to market to include their public cloud marketplaces. F5 has recently signed a Strategic Collaboration Agreement (SCA) with AWS, and are actively engaged with Microsoft Azure on private offers levering our software on Azure. Our business development team manages these relationships and closely monitors adjacent and complementary markets for opportunities to partner with those whose solutions are complementary to ours and could enable us to expand our addressable market.
Marketing
As we continue to expand our offerings beyond hardware and advance our range of consumption models (e.g. from on-premises to managed services), we continue to focus on driving a compelling and unique value proposition of F5 among our existing customers as well as new buying centers. In addition to revitalizing our brand in the market, our expansion into new buying centers among existing customers (DevOps for example), exploration of new routes to market (such as public cloud marketplaces), and acquisition of a host of net new customers, compels us to increase our focus and investments in more digitally-enabled, personalized and effortless experiences at scale.
We are increasing our focus on efforts to drive momentum behind our brand and reputation to deliver clarity, guidance and inspiration among our existing customers, future customers, partners, and employees around our evolving strategy behind F5’s unique offering. Additionally, to best support our growth as we transform our role in driving value for our customers, we are underway with transforming marketing from a cost center to one of a revenue center to serve as a meaningful and predictable source of opportunities, customer growth and ultimately revenues. The critical success factors in this shift are increased investments in digital technologies, requisite competencies, and shifting our culture to adopt an agile mindset as we use data to constantly improve our contributions to our customers and ultimately our shareholders.
Manufacturing
We outsource the manufacturing of our pre-configured hardware platforms to a third-party contract manufacturer, Flex Ltd. ("Flex"), for building, assembling, and testing according to our specifications at Flex's facilities in Guadalajara, Mexico and Zhuhai, China. Flex also performs the following activities on our behalf: material procurement, PCB assembly and test, final assembly, system test, quality control, and direct shipment.
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
Employees
As of September 30, 2020, we had 6,109 employees – over 99% of whom were full time employees. Our employees are in 47 countries with 55% of employees in the United States. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are in good standing, as evidenced by our bi-annual employee engagement survey results.
Culture and engagement
In 2018, we defined and launched BeF5. BeF5 conveys our Guiding Principle of “Do the right thing” and the five behaviors which unite F5ers and which we expect all employees to emulate.
In 2019, we defined and created our principles for leadership, referred to as LeadF5.

At F5, anyone can be a leader—regardless of job title or role. Leadership is a mindset embraced by those who model and reinforce the LeadF5 principles.

Lead
F5

We create clarity and alignment.

We unite F5ers around shared goals that will delight our customers.

We find and shape brilliance.

We fight like crazy to recruit and retain top talent, and we empower them to do great things.

We boldly raise the bar.

We reject the status quo and continuously pursue higher levels of performance.

Communications, performance management, development, and a number of other employee engagement activities connect and reinforce BeF5 and LeadF5.
F5 supports employees and our culture through competitive benefits, a flexible work program which allows employees to work remotely, and a quarterly Zoom Out Day, dedicated to learning and exploring new ideas. During the current global crisis surrounding COVID-19, racial injustice, political uncertainty and natural disasters, we have provided employees and leaders with a variety of support and resources to help them thrive, including new wellness programs, educational series, additional remote working flexibility and support, and time off. Additionally, our Global Good program supports vulnerable communities where we work through volunteer efforts, matching of employee donations and volunteer time.

Growth and development
Ongoing development of our workforce is supported across multiple learning organizations within F5, providing opportunities to improve technical and professional knowledge, better understand our business and products, and strengthen management and leadership. Employees have access to multiple third-party resources to enhance the learning opportunities developed internally.
Diversity and Inclusion
F5 believes our differences—when embraced with humility and respect—drive smarter decisions, increased innovation, stronger performance, and a culture where everyone can be themselves and reach their full potential.
Employee Inclusion Groups (EIGs) – F5 Ability, F5 Appreciates Blackness, F5 Connects Women, F5 Latinx e Hispanos Unidos, F5 Military Veterans, F5 Multicultural and F5 Pride – bring people together across F5 around the world. All seven EIGs have a dedicated budget and executive sponsor. F5’s EIGs are employee-led and such employee leaders participate in a F5 sponsored leadership development program. Each leader has dedicated time toward cultivating their EIG and growing as a leader themselves. In this way, F5 is building an internal diverse and inclusive leadership pipeline within the Company. During fiscal year 2020, our EIGs have played a critical role in F5 offering distinct programming to help build awareness, host community events, commemorate important dates, develop our employees, and attract diverse talent to F5.
Compensation and Benefits
F5 offers a competitive Total Rewards package intended to attract, retain and motivate our employees. Our package includes market-competitive pay, incentive plans, restricted stock unit grants (RSUs), an Employee Stock Purchase Plan, retirement plans, healthcare, paid time off and family leave.
Governance
In April 2020, F5 formally updated the Compensation Committee charter to reflect a broadening of its purview beyond executive compensation to include oversight of our policies and strategies relating to talent management and development.
Executive Officers of the Registrant
The following table sets forth certain information with respect to our executive officers as of November 19, 2020:

Name	Age	Position
François Locoh-Donou	49	President, Chief Executive Officer, and Director
Tom Fountain	44	Executive Vice President of Global Services and Chief Strategy Officer
Geng Lin	56	Executive Vice President and Chief Technology Officer
Frank Pelzer	50	Executive Vice President and Chief Financial Officer
Gus Robertson	51	Senior Vice President and General Manager, NGINX
Scot Rogers	53	Executive Vice President and General Counsel
Kara Sprague	40	Executive Vice President and General Manager, BIG-IP
Derek Smith	56	Senior Vice President and General Manager, Shape
Chad Whalen	49	Executive Vice President, Worldwide Sales
Ana White	47	Executive Vice President and Chief Human Resources Officer
Mika Yamamoto	48	Executive Vice President and Chief Marketing and Customer Experience Officer
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
Tom Fountain has served as our Executive Vice President of Global Services and Chief Strategy Officer since June 2020. Mr. Fountain joined F5 in January 2018 as Executive Vice President and Chief Strategy Officer. Mr. Fountain is responsible for F5’s global services organization, including global support, consulting, and services teams. He is also responsible for F5’s corporate strategy, corporate development, technology partnerships, our service provider business, and new business incubations. From November 2012 to January 2018, Mr. Fountain served as Senior Vice President for Strategy and Corporate Development at McAfee LLC, Vice President of Strategy and Operations at Intel Corporation, and Senior Vice President for Strategy and Corporate Development at McAfee Incorporated. Previously, Mr. Fountain served as Vice President and General Manager of the Content and Media Business Unit at Juniper Networks from December 2011 to November 2012 and Vice President of Corporate Strategy at Juniper Networks from February 2009 to December 2011. Earlier in his career, Mr. Fountain was a venture capitalist at Mayfield Fund from June 2003 to February 2009 and co-founder and engineering leader at Ingrian Networks from December 1999 to June 2004. He holds an M.B.A., an M.S. in Computer Science, an M.S. in Electrical Engineering, and a B.S. in Computer Systems Engineering, each from Stanford University.
Geng Lin joined F5 as our Executive Vice President and Chief Technology Officer in July 2019. Mr. Lin is responsible for the technical vision for the company with a focus on next-generation technological capabilities through organic and inorganic innovation, including advanced research initiatives and strategic partnerships. Prior to joining F5, Mr. Lin was the Managing Director, Chief Development Officer and Head of Engineering for consumer and community banking for J.P. Morgan Chase from September 2017 to June 2019. Previously, he served as Head of Service Engineering for Next Billion Users, CTO of Corporate Networks at Google, CTO of Network Business at Dell and CTO of Cisco’s IBM Alliance. Mr. Lin is an industry-leading expert in distributed systems, software-defined infrastructure, and cloud services. He is a contributing author of two books on cloud and data-intensive computing and holds nine U.S. patents. Mr. Lin received B.Sc. and M.Sc. degrees in Computer Science from Peking University and a Ph.D. degree in Computer Science from the University of British Columbia.
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
Kara Sprague is Executive Vice President and General Manager, BIG-IP product group. She is responsible for F5’s BIG-IP Application Delivery and Security product portfolio management, products and solutions. Prior to joining F5 in 2017, Ms. Sprague held various leadership positions across the technology practice of McKinsey & Company. Most recently she led the Technology, Media, and Telecom Practice for the Western Region. Prior to McKinsey, Ms. Sprague was on the engineering staff of Oracle, Agilent Technologies, and Hewlett-Packard. She holds a bachelor's degree and two master's degrees from Massachusetts Institute of Technology and serves on the board of Girls Who Code.
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
Derek Smith joined F5 as Senior Vice President and General Manager of Shape following the Company’s January 2020 acquisition of Shape Security, Inc. which he co-founded in 2011 and served as Chief Executive Officer. Shape’s solutions protect enterprises and government agencies from fraud, abuse and other sophisticated cyber attacks. Prior to co-founding

Shape, Smith was Senior Advisor for Cyber-Policy at the Office of the Secretary of Defense at the U.S. Department of Defense. He joined the government agency from Raytheon, the global defense contractor, where he served as VP of Cyber-Security after the company acquired Oakley Networks in 2007. Smith founded Oakley Networks in 2001, having developed the first data-leakage protection and insider threat network security technology, which is now deployed throughout the U.S. Department of Defense, the U.S. intelligence community, and the Fortune 500.
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
Item 1A.Risk Factors
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
•continuing to innovate and bring to market compelling cloud-based services that generate increasing traffic and market share;
•maintaining the utility, compatibility and performance of our software on the growing array of cloud computing platforms and the enhanced interoperability requirements associated with orchestration of cloud computing environments; and
•implementing the infrastructure to deliver our own cloud-based services.
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
We may not be able to compete effectively in the emerging application services market
The markets we serve are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors in the application services market include Citrix Systems, Inc., Radware Ltd., and a number of other competitors that have a smaller market presence or limited feature set, such as: A10 Networks, Amazon Web Services, HAProxy, Microsoft Azure, and VMware.
In related markets, we compete with companies such as the following:
•Cisco, Juniper Networks, and A10 Networks for carrier-grade firewall capabilities;
•Akamai, Imperva, and Citrix Systems in the web application firewall market;
•Cisco, Juniper Networks, and A10 Networks in Carrier Grade NAT;
•Symantec/Blue Coat and A10 Networks in SSL Orchestration;
•Pulse Security and Ping Identity for Access Policy Manager;
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
•rapid technological change;
•evolving industry standards;
•consolidation of network and application functions into existing network infrastructure products;
•requirements that our products interoperate with those of other IT vendors to enable ease of management;
•fluctuations in customer demand;
•changes in customer requirements; and
•frequent new product and service introductions and enhancements.
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
Any errors, defects or vulnerabilities in our products or IT systems could result in:
•expenditures of significant financial and product development resources in efforts to analyze, correct, eliminate, or work-around errors and defects or to address and eliminate vulnerabilities;
•remediation costs, such as liability for stolen assets or information, repairs or system damage;
•increased cybersecurity protection costs which may include systems and technology changes, training, and engagement of third party experts and consultants;
•increased insurance premiums;
•loss of existing or potential customers or channel partners;
•loss of proprietary information leading to lost competitive positioning and lost revenues;
•negative publicity and damage to our reputation;
•delayed or lost revenue;
•delay or failure to attain market acceptance;
•an increase in warranty claims compared with our historical experience, or an increased cost of servicing warranty claims, either of which would adversely affect our gross margins; and
•litigation, regulatory inquiries, or investigations that may be costly and harm our reputation.
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
Our success depends on our key personnel and our ability to hire, retain and motivate qualified executives, sales and marketing, operations, product development and professional services personnel
Our success depends, in large part, on our ability to attract, engage, retain, and integrate qualified executives and other key employees throughout all areas of our business. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. If we do not obtain the stockholder approval needed to continue granting equity compensation in a competitive manner, our ability to attract, retain, and motivate executives and key employees could be weakened. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. We have recently experienced changes in our senior leadership team and we expect to continue to see changes as we build the team that is needed to execute our strategy. Changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations. The complexity of our products and their integration into existing networks and ongoing support, as well as the sophistication of our sales and marketing effort, requires us to retain highly trained developers, professional services, customer support and sales personnel. Competition for qualified developers, professional services, customer support and sales personnel in our industry is intense, especially in Silicon Valley and Seattle where we have substantial operations and a need for highly skilled personnel, because of the limited number of people available with the necessary technical skills and understanding of our products. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, that they have violated non-compete obligations to their prior employers, or that their former employers own their inventions or other work product. Our ability to hire and retain these personnel may be adversely affected by volatility or reductions in the price of our common stock or our ability to get approval from shareholders to offer additional common stock to our employees, since these employees are generally granted restricted stock units. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring qualified personnel may harm our business and results of operations. In addition, we recently announced a restructuring to re-align our workforce to match strategic and financial objectives and optimize resources for long term growth, including a reduction in force program impacting a number of employees. This restructuring could lead to increased attrition amongst those employees who were not directly affected by the reduction in force program.
We recently implemented a restructuring program, which we cannot guarantee will achieve its intended result
In the first fiscal quarter of 2020, we completed a restructuring program to match strategic and financial objectives and optimize resources for long term growth. We incur substantial costs to implement restructuring plans, and our restructuring activities may subject us to litigation risks and expenses. Our past restructuring plans do not provide any assurance that additional restructuring plans will not be required or implemented in the future. In addition, our restructuring plans may have other consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale and productivity or our ability to attract highly skilled employees. Our competitors may also use our restructuring plans to seek to gain a competitive advantage over us. As a result, our restructuring plans may affect our revenue and other operating results in the future.
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

We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business
We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. These channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our indirect sales channel structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, one worldwide distributor of our products accounted for 16.7% of our total net revenue for fiscal year 2020. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
Reliance on fulfillment at the end of the quarter could cause our revenue for the applicable period to fall below expected levels
As a result of customer buying patterns and the efforts of our sales force and channel partners to meet or exceed their sales objectives, we have historically received a substantial portion of sales orders and generated a substantial portion of revenue during the last few weeks of each fiscal quarter. In addition, any significant interruption in our information technology systems, which manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management, and trade compliance reviews, could result in delayed order fulfillment and decreased revenue for that fiscal quarter. If expected revenue at the end of any fiscal quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize, our third party contract manufacturers’ inability to manufacture and ship products prior to fiscal quarter-end to fulfill purchase orders received near the end of the fiscal quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in shipments based on trade compliance requirements, our revenue for that quarter could fall below our expectations, resulting in a decline in the trading price of our common stock.
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
•greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;
•the uncertainty of protection for intellectual property rights in some countries;
•greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;
•risks associated with trade restrictions and foreign legal requirements, including the importation, certification, and localization of our products required in foreign countries;
•greater risk of a failure of foreign employees, partners, distributors, and resellers to comply with both U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act, and any trade regulations ensuring fair trade practices;
•heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;
•increased expenses incurred in establishing and maintaining office space and equipment for our international operations;
•greater difficulty in recruiting local experienced personnel, and the costs and expenses associated with such activities;
•management communication and integration problems resulting from cultural and geographic dispersion;
•fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business;
•economic uncertainty around the world, including continued economic uncertainty as a result of sovereign debt issues in Europe; and
•general economic and political conditions in these foreign markets.
In addition, in June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union (commonly referred to as Brexit). The uncertainty surrounding the terms of the United Kingdom's withdrawal and its consequences, may cause our customers to closely monitor their costs and reduce their spending on our products and services.
We must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer contracts. We intend to continue expanding into international markets. Sales outside of the Americas represented 44.0% and 44.5% of our net revenues for the fiscal years ended September 30, 2020 and 2019, respectively.
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
New regulations related to conflict minerals may force us to incur additional expenses and could limit the supply and increase the costs of certain metals and minerals used in the manufacturing of our products
In August 2012, the SEC adopted new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (or the Dodd-Frank Act) for companies that use certain minerals and derivative metals (referred to as conflict minerals, regardless of their country of origin) in their products, whether or not these products are manufactured by third parties. The Dodd-Frank Act requires companies to perform due diligence and disclose whether or not such minerals originate from the Democratic Republic of Congo or adjoining countries. We filed a report on Form SD with the SEC regarding such matters on May 29, 2020. These requirements could adversely affect the sourcing, availability and pricing of minerals or metals used in the manufacture of our products and the numerous components that go into our products all of which could adversely affect our business, financial condition, and operating results. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any relevant minerals and metals used in our products. We have a complex supply chain and many components are sourced through our contract manufacturer and we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement. As a result, we may face reputational challenges with our customers and other stakeholders and possible regulatory risk.
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
•Actual or anticipated variations in operating and financial results;
•Analyst reports or recommendations;
•Rumors, announcements or press articles regarding our competitors’ operations, management, organization, financial condition or financial statements; and
•Other events or factors, many of which are beyond our control.
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
While our analysis shows COVID-19 did not have a significant impact on our results of operations for the fiscal year ended September 30, 2020, the impacts of the global pandemic on our business and financial outlook are currently unknown. Areas that may or may not be adversely disrupted or impacted by the COVID-19 pandemic include, but are not limited to: customer demand for our products and services, reductions in customer spend, delayed or the inability to collect from our customers, disruptions to our supply chain that could result in delays, shortages or increased costs of our products, disruptions to our operations in servicing our customers as a result of working remotely or business location closures, which all may adversely impact our business, results of operations and overall financial performance in future periods.
In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include, but are not limited to:
•fluctuations in demand for our products and services due to changing market conditions, pricing conditions, technology evolution, seasonality, or other changes in the global economic environment;
•changes or fluctuations in sales and implementation cycles for our products and services;
•changes in the mix of our products and services, including increases in subscription-based offerings;
•changes in the growth rate of the application delivery market;
•reduced visibility into our customers’ spending and implementation plans;
•reductions in customers’ budgets for data center and other IT purchases or delays in these purchases;
•changes in end-user customer attach rates and renewal rates for our services;
•fluctuations in our gross margins, including the factors described herein, which may contribute to such fluctuations;
•our ability to control costs, including operating expenses, the costs of hardware and software components, and other manufacturing costs;
•our ability to develop, introduce and gain market acceptance of new products, technologies and services, and our success in new and evolving markets;
•any significant changes in the competitive environment, including the entry of new competitors or the substantial discounting of products or services;
•the timing and execution of product transitions or new product introductions, and related inventory costs;
•variations in sales channels, product costs, or mix of products sold;
•our ability to establish and manage our distribution channels, and the effectiveness of any changes we make to our distribution model;
•the ability of our contract manufacturers and suppliers to provide component parts, hardware platforms and other products in a timely manner;

•benefits anticipated from our investments in sales, marketing, product development, manufacturing or other activities;
•impacts on our overall tax rate caused by any reorganization in our corporate structure;
•changes in tax laws or regulations, or other accounting rules; and
•general economic conditions, both domestically and in our foreign markets.
Item 1B.Unresolved Staff Comments
Not applicable.
Item 2.Properties
We lease our principal administrative, sales, marketing, research and development facilities, which are located in Seattle, Washington and consist of approximately 515,000 square feet. In May 2017, we entered into a lease agreement for the building in Seattle, Washington that now serves as our corporate headquarters. This lease will expire in 2033 with an option for renewal.
We also lease a total of approximately 320,000 square feet of space at another location in Seattle, which served as our previous corporate headquarters through June 2019, when we relocated to our current location. The leases for the three buildings that served as our previous corporate headquarters expire in July 2022.
We believe that our existing properties are in good condition and suitable for the conduct of our business. We also lease additional office space for product development and sales and support personnel in the United States and internationally. We believe that our future growth can be accommodated by our current facilities or by leasing additional space if necessary.
Item 3.Legal Proceedings
See Note 13 - Commitments and Contingencies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.
Item 4.Mine Safety Disclosures
Not applicable.

PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Prices of Common Stock
Our common stock is traded on the Nasdaq Global Select Market under the symbol “FFIV.” The following table sets forth the high and low sales prices of our common stock as reported on the Nasdaq Global Select Market.

	Fiscal Year 2020		Fiscal Year 2019
	High	Low	High	Low
First Quarter	$153.00	$128.51	$195.41	$149.87
Second Quarter	$141.31	$79.78	$173.44	$148.91
Third Quarter	$153.56	$101.42	$168.94	$131.53
Fourth Quarter	$156.36	$116.79	$153.99	$121.36
The last reported sales price of our common stock on the Nasdaq Global Select Market on November 9, 2020 was $154.97.
As of November 9, 2020, there were 45 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
Dividend Policy
Our policy has been to retain cash for use in our business, for investment in acquisitions and to repurchase shares of our common stock. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.
Unregistered Securities Sold in 2020
We did not sell any unregistered shares of our common stock during the fiscal year 2020.
Issuer Purchases of Equity Securities
On October 31, 2018, we announced that our Board of Directors authorized an additional $1.0 billion for our common stock share repurchase program. This new authorization is incremental to the existing $4.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. During fiscal year 2020, we repurchased and retired 799,495 shares at an average price of $125.10 per share and as of September 30, 2020, we had $1.3 billion remaining authorized to purchase shares.
Shares repurchased and retired during the fourth quarter of fiscal year 2020 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan[2]
July 1, 2020 — July 31, 2020	—	$—	—	$1,322,518
August 1, 2020 — August 31, 2020	373,078	$139.79	357,644	$1,272,511
September 1, 2020 — September 30, 2020	—	$—	—	$1,272,511
(1)Includes 15,434 shares withheld from restricted stock units that vested in the fourth quarter of 2020 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of such awards do not deplete the dollar amount available for purchases under the repurchase program.

Performance Measurement Comparison of Shareholder Return
The following graph compares the annual percentage change in the cumulative total return on shares of our common stock, the Nasdaq Composite Index and the S&P 500 Index for the period commencing September 30, 2015, and ending September 30, 2020.
Comparison of Cumulative Total Return
On Investment Since September 30, 2015*

300.00
250.00
200.00
150.00
100.00
50.00
0.00
2015
2016
2017
2018
2019
2020
F5 Networks, Inc
NASDAQ Composite - Total Returns
S&P 500 Index - Total Return

The Company’s closing stock price on September 30, 2020, the last trading day of the Company’s 2020 fiscal year, was $122.77 per share.

*     Assumes that $100 was invested September 30, 2015 in shares of Common Stock and in each index, and that all dividends were reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Item 6.Selected Financial Data
The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of September 30, 2020 and 2019 and the consolidated income statement data for the years ended September 30, 2020, 2019 and 2018 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this report. The consolidated balance sheet data as of September 30, 2018, 2017 and 2016 and the consolidated income statement data for the years ended September 30, 2017 and 2016 are derived from our audited consolidated financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Years Ended September 30,
	2020	2019 (4)	2018	2017	2016
	(In thousands, except per share data)
Consolidated Income Statement Data
Net revenues
Products	$1,025,856	$985,591	$960,108	$964,662	$944,469
Services	1,324,966	1,256,856	1,201,299	1,125,379	1,050,565
Total	2,350,822	2,242,447	2,161,407	2,090,041	1,995,034
Cost of net revenues
Products	215,275	174,986	181,061	176,032	166,624
Services	192,612	181,591	180,420	177,453	170,581
Total	407,887	356,577	361,481	353,485	337,205
Gross profit	1,942,935	1,885,870	1,799,926	1,736,556	1,657,829
Operating expenses
Sales and marketing	843,178	748,619	664,135	652,239	628,743
Research and development	441,324	408,058	366,084	350,365	334,227
General and administrative	258,366	210,730	160,382	156,887	138,431
Litigation expense (1)	—	—	—	391	9,051
Restructuring charges (2)	7,800	—	18,426	12,718	—
Total	1,550,668	1,367,407	1,209,027	1,172,600	1,110,452
Income from operations	392,267	518,463	590,899	563,956	547,377
Other income, net	4,130	22,648	12,861	11,561	2,514
Income before income taxes	396,397	541,111	603,760	575,517	549,891
Provision for income taxes	88,956	113,377	150,071	154,756	184,036
Net income	$307,441	$427,734	$453,689	$420,761	$365,855
Net income per share — basic	$5.05	$7.12	$7.41	$6.56	$5.43
Weighted average shares — basic	60,911	60,044	61,262	64,173	67,433
Net income per share — diluted	$5.01	$7.08	$7.32	$6.50	$5.38
Weighted average shares — diluted	61,378	60,456	62,013	64,775	67,984
Consolidated Balance Sheet Data
Cash, cash equivalents, and short-term investments	$1,209,889	$972,282	$1,039,412	$1,016,928	$882,395
Restricted cash (3)	3,270	3,035	1,187	1,224	1,151
Long-term investments	102,939	358,402	411,184	284,802	276,375
Total assets	4,677,920	3,390,275	2,605,476	2,476,489	2,306,323
Long-term liabilities	1,157,373	523,252	365,551	312,554	276,823
Total shareholders’ equity	2,232,268	1,761,497	1,285,492	1,229,392	1,185,262

(1)Litigation expense primarily represents a patent-related jury verdict and legal fees associated with the litigation.
(2)Restructuring charges represent severance and other employee-related costs associated with workforce reductions that took place in the first quarter of fiscal 2020 and the fourth quarters of fiscal 2018 and 2017.
(3)Restricted cash represents escrow accounts established in connection with lease agreements for our facilities.
(4)Selected financial data for fiscal year 2019 contains effects from the adoption of ASC 606, and differs in comparability to previous years due to those effects. See Note 2 - Revenue from Contracts with Customers for more details.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances and are generally identified by the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions. These forward-looking statements are based on current information and expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Item 1A. Risk Factors” herein and in other documents we file from time to time with the Securities and Exchange Commission. We assume no obligation to revise or update any such forward-looking statements.
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
On January 24, 2020, we completed the acquisition of Shape Security, a provider of fraud and abuse prevention solutions. Together, F5 and Shape represent an end-to-end application security solution, reducing infrastructure complexity while protecting every aspect of the ‘code to customer’ journey against losses from online fraud, reputational damage, and disruptions to critical online services.
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
•Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The decrease in cash and cash equivalents for fiscal year 2020 was primarily due to $955.6 million in cash paid for the acquisition of Shape in the second quarter of fiscal 2020 as well as $100.0 million of cash required for the repurchase of outstanding common stock under our share repurchase program in fiscal year 2020 and $59.9 million of capital expenditures related to the expansion of our facilities to support our operations worldwide as well as investments in information technology infrastructure and equipment purchases to support our core business activities. Going forward, we believe the primary driver of cash flows will be net income from operations. The decrease in cash and cash equivalents for fiscal year 2020 was partially offset by cash provided by operating activities of $660.9 million and $400.0 million in cash proceeds from the issuance of debt in connection with our acquisition of Shape. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. Additionally, on January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of September 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
•Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in fiscal 2020 due to the growth of our subscriptions business, including the acquired deferred revenue associated with the Shape acquisition. Our days sales outstanding for the fourth quarter of fiscal year 2020 was 43. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
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
We sell products through distributors, resellers, and directly to end users. Revenue related to our contracts with customers is recognized by following a five-step process:
•Identify the contract(s) with a customer. Evidence of a contract generally consists of a purchase order issued pursuant to the terms and conditions of a distributor, reseller or end user agreement.
•Identify the performance obligations in the contract. Performance obligations are identified in our contracts and include hardware, hardware-based software, software-only solutions, cloud-based subscription services as well as a broad range of service performance obligations including consulting, training, installation and maintenance.
•Determine the transaction price. The purchase price stated in an agreed upon purchase order is generally representative of the transaction price. We offer several programs in which customers are eligible for certain levels of rebates if certain conditions are met. When determining the transaction price, we consider the effects of any variable consideration.
•Allocate the transaction price to the performance obligations in the contract. The transaction price in a contract is allocated based upon the relative standalone selling price of each distinct performance obligation identified in the contract.
•Recognize revenue when (or as) the entity satisfies a performance obligation. We satisfy performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring control of promised products and services to a customer.
The following is a description of the principal activities from which we generate revenue:

Product
Revenue from the sale of our hardware and perpetual software products is generally recognized at a point in time when the product has been fulfilled and the customer is obligated to pay for the product. We also offer several products by subscription, either through term-based license agreements or as a service through our cloud-based platform. Revenue for term-based license agreements is recognized at a point in time, when we deliver the software license to the customer and the subscription term has commenced. For our software-as-a-service offerings, revenue is recognized ratably as the services are provided. Hardware, including the software run on those devices is considered Systems revenue. Perpetual or subscription software offerings that are deployed on a standalone basis, along with software sold as a service are considered Software revenue. When rights of return are present and we cannot estimate returns, revenue is recognized when such rights of return lapse. Payment terms to customers are generally net 30 days to net 60 days.
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
On January 24, 2020, we completed our acquisition of Shape Security, Inc. for a total purchase price of $1.0 billion, of which approximately $120.0 million of finite-lived developed technology was recorded. Management valued the developed technology using the multi-period excess earnings method under the income approach. Management applied significant judgment in estimating the fair value of the acquired developed technology, which involved the use of a significant assumption with respects to the revenue growth rate and technology migration curve.
COVID-19 Update
Management has prioritized a human-first approach to the COVID-19 pandemic. For F5, this means ensuring the health and safety of employees, their families and our communities. Further, this approach extends to our customers as we look for ways that we can support their operations during this crisis.
While our analysis shows COVID-19 did not have a significant impact on our results of operations for the fiscal year ended September 30, 2020, the impacts of the global pandemic on our business and financial outlook are currently unknown. We are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, or on our financial results.

Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended September 30,
	2020	2019	2018
	(in thousands, except percentages)
Net revenues
Products	$1,025,856	$985,591	$960,108
Services	1,324,966	1,256,856	1,201,299
Total	$2,350,822	$2,242,447	$2,161,407
Percentage of net revenues
Products	43.6%	44.0%	44.4%
Services	56.4	56.0	55.6
Total	100.0%	100.0%	100.0%
Net Revenues. Total net revenues increased 4.8% in fiscal year 2020 from fiscal year 2019, compared to an increase of 3.7% in fiscal year 2019 from the prior year. Overall revenue growth for the year ended September 30, 2020 was due to increased product and service revenue. The product revenue increase was driven by software revenue increases, specifically from the addition of the software-as-a-service product offerings through the Shape acquisition and our subscription-based offerings, which include our enterprise license agreement product offerings. Service revenues increased as a result of our increased installed base of products. Revenues outside of the United States represented 48.1%, 49.3% and 49.6% of net revenues in fiscal years 2020, 2019 and 2018, respectively.
Net Product Revenues. Net product revenues increased 4.1% in fiscal year 2020 from fiscal year 2019, compared to an increase of 2.7% in fiscal year 2019 from the prior year. The increase of $40.3 million in net product sales for fiscal year 2020 was due to an increase in software sales compared to the same period in the prior year, partially offset by a decrease in systems revenue. The increase of $25.5 million in net product sales for fiscal year 2019 was primarily due to an increase in software sales compared to the prior year, partially offset by a decrease in systems revenue.
The following presents net product revenues by systems and software (in thousands):

	Years Ended September 30,
	2020	2019	2018
Net product revenues
Systems revenue	$668,313	$745,798	$810,182
Software revenue	357,543	239,793	149,926
Total net product revenue	$1,025,856	$985,591	$960,108
Percentage of net product revenues
Systems revenue	65.1%	75.7%	84.4%
Software revenue	34.9	24.3	15.6
Total net product revenue	100.0%	100.0%	100.0%
Net Service Revenues. Net service revenues increased 5.4% in fiscal year 2020 from fiscal year 2019, compared to an increase of 4.6% in fiscal year 2019 from the prior year. The increases in service revenue were the result of increased purchases or renewals of maintenance contracts driven by additions to our installed base of products.

The following distributors of our products accounted for more than 10% of total net revenue:

	Years Ended September 30,
	2020	2019	2018
Ingram Micro, Inc.	16.7%	18.2%	16.6%
Tech Data	—	10.2%	11.6%
Westcon Group, Inc.	—	10.0%	10.4%
Synnex Corporation	—	—	10.8%
Arrow ECS	—	—	10.7%

The following distributors of our products accounted for more than 10% of total receivables:

	September 30,
	2020	2019
Ingram Micro, Inc.	14.1%	12.4%
Synnex Corporation	11.4%	12.9%
Carahsoft Technology	—	11.5%

No other distributors accounted for more than 10% of total net revenue or receivables.

	Years Ended September 30,
	2020	2019	2018
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$215,275	$174,986	$181,061
Services	192,612	181,591	180,420
Total	407,887	356,577	361,481
Gross profit	$1,942,935	$1,885,870	$1,799,926
Percentage of net revenues and gross margin (as a percentage of related net revenue)
Products	21.0%	17.8%	18.9%
Services	14.5	14.4	15.0
Total	17.4	15.9	16.7
Gross margin	82.6%	84.1%	83.3%
Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased to $215.3 million in fiscal year 2020, up 23.0% from the prior year, primarily due to an increase in revenue and related managed service costs from the Shape acquisition. Cost of net product revenues decreased to $175.0 million in fiscal year 2019 from $181.1 million in fiscal year 2018, primarily due to a change in product mix.
Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. Cost of net service revenues as a percentage of net service revenues remained relatively flat at 14.5% in fiscal year 2020 compared to 14.4% in fiscal year 2019 and 15.0% in fiscal year 2018. Professional services headcount at the end of fiscal 2020 increased to 965 from 925 at the end of fiscal 2019. Professional services headcount at the end of fiscal year 2019 increased to 925 from 891 at the end of fiscal 2018. In addition, cost of net service revenues included stock-based compensation expense of $20.8 million, $18.3 million and $18.8 million for fiscal years 2020, 2019 and 2018, respectively.

	Years Ended September 30,
	2020	2019	2018
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$843,178	$748,619	$664,135
Research and development	441,324	408,058	366,084
General and administrative	258,366	210,730	160,382
Restructuring charges	7,800	—	18,426
Total	$1,550,668	$1,367,407	$1,209,027
Operating expenses (as a percentage of net revenue)
Sales and marketing	35.9%	33.4%	30.7%
Research and development	18.8	18.2	16.9
General and administrative	11.0	9.4	7.4
Restructuring charges	0.3	—	0.9
Total	66.0%	61.0%	55.9%
Sales and Marketing. Sales and marketing expenses consist of the salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expense increased 12.6% in fiscal year 2020 from the prior year, as compared to a year-over-year increase of 12.7% in fiscal year 2019. The increase in sales and marketing expense for fiscal year 2020 was primarily due to increases in commissions and personnel costs of $75.4 million, compared to the prior year. The increases in commissions and personnel costs were driven by growth in sales and marketing employee headcount during fiscal year 2020, including employees from the acquisition of Shape, as well as higher commissions related to software sales. Sales and marketing headcount at the end of fiscal year 2020 increased to 2,395 from 2,146 at the end of fiscal year 2019. In fiscal year 2019, the increase in sales and marketing expense was primarily due to increases in commissions and personnel costs of $43.3 million, compared to the prior year. The increases in commissions and personnel costs were driven by growth in sales and marketing employee headcount during fiscal year 2019, including employees from the acquisition of NGINX, as well as higher commissions related to software sales. Sales and marketing headcount at the end of fiscal year 2019 increased to 2,146 from 1,682 at the end of fiscal year 2018. Sales and marketing expense included stock-based compensation expense of $88.4 million, $69.5 million and $61.5 million for fiscal years 2020, 2019 and 2018, respectively.
Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expense increased 8.2% in fiscal year 2020, compared to the prior year. The increase in research and development expense for fiscal year 2020 was primarily due to increased personnel costs of $18.2 million, compared to the prior year. The increase in personnel costs were driven by growth in research and development employee headcount during fiscal year 2020, including employees from the acquisition of Shape. Research and development headcount at the end of fiscal year 2020 increased to 1,797 from 1,556 at the end of fiscal year 2019. In fiscal year 2019, research and development expense increased 11.5%, compared to the prior year. The increase in research and development expense for fiscal year 2019 was primarily due to increased personnel costs of $25.0 million, compared to the prior year. The increase in personnel costs were driven by growth in research and development employee headcount during fiscal year 2019. Research and development headcount at the end of fiscal year 2019 increased to 1,556 from 1,268 at the end of fiscal year 2018. Research and development expense included stock-based compensation expense of $50.3 million, $40.9 million and $47.3 million for fiscal years 2020, 2019 and 2018, respectively.
General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expense increased 22.6% in fiscal year 2020, compared to the prior year. The increase in general and administrative expense for fiscal year 2020 was primarily due to an increase of $19.2 million in fees paid to outside consultants for legal, accounting and tax services, primarily related to the acquisition of Shape. In addition, personnel costs increased $18.5 million, compared to the prior year due to growth in general and administrative headcount, including employees from the acquisition of Shape. In fiscal year 2019, general and administrative expense increased 31.4% compared to the prior year. The increase in general and administrative expense for fiscal year 2019 was primarily due to an increase of $18.1 million in fees paid to outside consultants for legal, accounting and tax services, primarily related to the acquisition of NGINX. In addition, personnel costs increased $6.5 million, compared to the prior year due to growth in general and administrative headcount, including employees from the acquisition of NGINX. General and administrative expense for fiscal year 2019 also included an impairment charge of $6.3 million related to capitalized internal-use software costs, and an increase in facilities cost of $8.7 million, compared to the prior year, primarily due to the move of our corporate headquarters which began in April 2019. General and administrative headcount at the end of fiscal year 2020 increased to 704 from 593 at the end of fiscal year 2019 and 475 at the end of fiscal year 2018. General and administrative expense included stock-based compensation expense of $37.8 million, $32.2 million and $27.9 million for fiscal years 2020, 2019 and 2018, respectively.
Restructuring charges. In the first fiscal quarter of 2020, we completed a restructuring plan to align strategic and financial objectives and optimize resources for long-term growth. As a result of these initiatives, we recorded a restructuring charge of $7.8 million in the first quarter of fiscal year 2020 related to a reduction in workforce. In September 2018, we initiated a restructuring plan, recording a restructuring charge of $18.4 million in the fourth quarter of fiscal year 2018 related to a reduction in workforce.

	Years Ended September 30,
	2020	2019	2018
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$392,267	$518,463	$590,899
Other income, net	4,130	22,648	12,861
Income before income taxes	396,397	541,111	603,760
Provision for income taxes	88,956	113,377	150,071
Net income	$307,441	$427,734	$453,689
Other income and income taxes (as percentage of net revenue)
Income from operations	16.7%	23.1%	27.3%
Other income, net	0.2	1.0	0.6
Income before income taxes	16.9	24.1	27.9
Provision for income taxes	3.8	5.0	6.9
Net income	13.1%	19.1%	21.0%
Other Income, Net. Other income, net, consists primarily of interest income and expense and foreign currency transaction gains and losses. Other income, net decreased $18.5 million in fiscal year 2020, as compared to fiscal year 2019 and increased $9.8 million in fiscal year 2019, as compared to fiscal year 2018. The decrease in other income, net for fiscal year 2020 was primarily due to a decrease of $13.1 million in interest income from our investments compared to the same period in the prior year. In addition, interest expense increased $7.5 million for fiscal year 2020 compared to the prior year as a result of $400.0 million of debt issued as part of our acquisition of Shape in January 2020. The increase in other income, net for fiscal year 2019 as compared to fiscal year 2018 was primarily due to an increase of $8.3 million in interest income, compared to the prior year, and foreign currency gains of $1.8 million, compared to the prior year.
Provision for Income Taxes. We recorded a 22.4% provision for income taxes for fiscal year 2020, compared to 21.0% in fiscal year 2019 and 24.9% in fiscal year 2018. The increase in the effective tax rate from fiscal year 2019 to 2020 is primarily due to an increase in the tax impact from stock based compensation and other non-deductible expenses. The decrease in the effective tax rate from fiscal year 2018 to 2019 is primarily due to a further reduction in the U.S. federal income tax rate to 21%, the non-recurring tax expense recorded in fiscal year 2018 for deemed repatriation of undistributed foreign earnings and remeasurement of net deferred tax assets, partially offset by a decrease in tax deductible stock compensation.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. The net increase in the valuation allowance of $9.1 million for fiscal year 2020 and $0.7 million for fiscal year 2019 was primarily related to tax net operating losses and credits incurred in certain foreign jurisdictions and state tax carryforwards. Our net deferred tax assets as of September 30, 2020, 2019 and 2018 were $44.6 million, $27.4 million, and $33.4 million respectively.
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
Liquidity and Capital Resources
We have funded our operations with our cash balances, cash generated from operations and proceeds from public offerings of our securities.

	Years Ended September 30,
	2020	2019	2018
	(in thousands)
Liquidity and Capital Resources
Cash and cash equivalents and investments	$1,312,828	$1,330,684	$1,450,596
Cash provided by operating activities	660,898	747,841	761,068
Cash used in investing activities	(747,002)	(414,634)	(456,023)
Cash provided by (used in) financing activities	337,243	(155,447)	(551,263)
Cash and cash equivalents, short-term investments and long-term investments totaled $1,312.8 million as of September 30, 2020, compared to $1,330.7 million as of September 30, 2019, representing a decrease of $17.9 million. The decrease was primarily due to $955.6 million in cash paid for the acquisition of Shape in the second quarter of fiscal 2020 as well as $100.0 million of cash required for the repurchase of outstanding common stock under our share repurchase program in fiscal year 2020 and $59.9 million of capital expenditures related to the expansion of our facilities to support our operations worldwide as well as investments in information technology infrastructure and equipment purchases to support our core business activities. The decrease was partially offset by cash provided by operating activities of $660.9 million and $400.0 million in cash proceeds from the issuance of debt in connection with our acquisition of Shape. As of September 30, 2020, 59.1% of our cash and cash equivalents and investment balances were outside of the U.S. The cash and cash equivalents and investment balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. In fiscal year 2019, the decrease to cash and cash equivalents, short-term investments and long-term investments from the prior year was primarily due to $611.6 million in cash paid for the acquisition of NGINX in the third quarter of fiscal 2019 as well as $201.0 million of cash required for the repurchase of outstanding common stock under our share repurchase program in fiscal year 2019 and $103.5 million of capital expenditures related to the expansion of our facilities to support our operations worldwide. As of September 30, 2019, 55.8% of our cash and cash equivalents and investment balances were outside of the U.S.
Cash provided by operating activities during fiscal year 2020 was $660.9 million compared to $747.8 million in fiscal year 2019 and $761.1 million in fiscal year 2018. Cash provided by operating activities resulted primarily from cash generated from net income, after adjusting for non-cash charges such as stock-based compensation, depreciation and amortization charges and changes in operating assets and liabilities.
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part I, Item 1A titled “Risk Factors”. However, we anticipate our current cash, cash equivalents and investment balances, anticipated cash flows generated from operations, and available borrowing capacity on the Revolver Credit Facility will be sufficient to meet our liquidity needs.
Cash used in investing activities during fiscal year 2020 was $747.0 million compared to cash used in investing activities of $414.6 million in fiscal year 2019 and cash used in investing activities of $456.0 million in fiscal year 2018. Cash used in investing activities for fiscal year 2020 was primarily the result of $955.6 million in cash paid for the acquisition of Shape, along with capital expenditures related to maintaining our operations worldwide and the purchase of investments, partially offset by the maturity and sale of investments. Cash used in investing activities for fiscal year 2019 was primarily the result of $611.6 million in cash paid for the acquisition of NGINX, along with capital expenditures related to the build-out of our new corporate headquarters and the purchase of investments, partially offset by the maturity and sale of investments. Cash used in investing activities for fiscal year 2018 was primarily the result of the purchase of investments and capital expenditures related to maintaining our operations worldwide, partially offset by the sale and maturity of investments.
Cash provided by financing activities was $337.2 million for fiscal year 2020, compared to cash used in financing activities of $155.4 million for fiscal year 2019 and $551.3 million for fiscal year 2018. Cash provided by financing activities for fiscal year 2020 included $400.0 million in cash proceeds from a term loan, as well as cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $52.8 million, partially offset by $100.0 million in cash used to repurchase common stock under our share repurchase program and $10.0 million in cash used to make a principal payment on our term loan. Cash used in financing activities for fiscal year 2019 included $201.0 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $45.6 million. Cash used in financing activities for fiscal year 2018 included $600.1 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $48.8 million.
On January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of September 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
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
Obligations and Commitments
As of September 30, 2020, we had approximately $54.8 million of tax liabilities, including interest and penalties, related to uncertain tax positions (See Note 9 to our Consolidated Financial Statements). Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.
As of September 30, 2020, our principal commitments consisted of borrowings under the Term Loan Facility and obligations outstanding under operating leases.
In connection with the acquisition of Shape, on January 24, 2020, we entered into a Term Credit Agreement ("Term Credit Agreement") with certain institutional lenders that provides for a senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the "Term Loan Facility"). The proceeds from the Term Loan Facility were primarily used to finance the acquisition of Shape and related expenses. As of September 30, 2020, $390.0 million of principal amount under the Term Loan Facility was outstanding. There is a financial covenant that requires us to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on our outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. We will monitor the effect that the COVID-19 pandemic may have on our leverage ratio calculation but do not believe there will be a material impact to the interest payable on our borrowings under the Term Loan Facility. Refer to Note 7 of our Consolidated Financial Statements for the scheduled principal maturities of the Term Loan Facility as of September 30, 2020.
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

Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 and the related amendments outline a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. We adopted this new accounting standard and the related amendments on October 1, 2018 using the modified retrospective method. Refer to Note 2 - Revenue from Contracts with Customers for further discussion.
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than twelve months. Our leases consist primarily of operating leases for our offices and lab spaces. We do not have finance leases. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. We adopted this standard on October 1, 2019 on a modified retrospective basis by applying the new standard to our lease portfolio as of October 1, 2019. Under the modified retrospective method, financial results reported in periods prior to fiscal 2020 are unchanged. As a result of the adoption of this standard, we recognized lease liabilities and corresponding right-of-use assets for our long-term leases for office space, which had a material impact to our consolidated balance sheets. The adoption of this standard had no impact on the consolidated income statements and consolidated statements of cash flows. Refer to Note 8 - Leases for further discussion.
Upon adoption of the standard, we elected the package of three practical expedients for existing and expired contracts to not reassess: the existence of additional leases, lease classification, or the treatment of initial direct costs. We also apply the short-term lease exemption for leases with an original expected term of 12 months or less and expense such leases month-to-month and do not record a right-of-use asset or lease liability. Short-term lease activity under the exception is not significant. Additionally, we do not separate lease and non-lease components in the allocation of minimum lease payments for our office space and equipment leases, as such separation is not significant.
We include in minimum lease payments, fixed and variable payments based on a rate or index, but exclude variable payments based on satisfying future benchmarks or actual future costs incurred; such amounts are expensed as incurred. To calculate the net present value, we apply an incremental borrowing rate. This incremental borrowing rate is determined using a portfolio approach based on the rate of interest we would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. Renewal options to extend lease terms are excluded from the minimum lease term at lease commencement.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which modifies the accounting for credit losses for most financial assets and requires the use of an expected loss model, replacing the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.
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

Item 7A.Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio with the exception of U.S. treasury and agency securities and money market funds, which are exempt from size limitation. The policy requires investments in securities that mature in three years or less, with the average maturity being no greater than one and a half years. These securities are subject to interest rate risk and will decrease in value if interest rates increase. A decrease of one percent in the average interest rate would have resulted in a decrease of approximately $2.3 million in our interest income for the fiscal year 2020.

	Maturing in
	Three Months or Less	Three Months to One Year	Greater Than One Year	Total	Fair Value
	(in thousands, except for percentages)
September 30, 2020
Included in cash and cash equivalents	$250,970	$—	$—	$250,970	$250,970
Weighted average interest rate	0.6%	—	—	—	—
Included in short-term investments	$51,871	$308,462	$—	$360,333	$360,333
Weighted average interest rates	1.4%	1.5%	—	—	—
Included in long-term investments	$—	$—	$102,939	$102,939	$102,939
Weighted average interest rate	—	—	1.6%	—	—
September 30, 2019
Included in cash and cash equivalents	$293,642	$—	$—	$293,642	$293,642
Weighted average interest rate	2.1%	—	—	—	—
Included in short-term investments	$98,811	$274,252	$—	$373,063	$373,063
Weighted average interest rates	2.1%	2.2%	—	—	—
Included in long-term investments	$—	$—	$358,402	$358,402	$358,402
Weighted average interest rate	—	—	2.5%	—	—
September 30, 2018
Included in cash and cash equivalents	$54,336	$—	$—	$54,336	$54,336
Weighted average interest rate	1.1%	—	—	—	—
Included in short-term investments	$146,376	$468,329	$—	$614,705	$614,705
Weighted average interest rates	1.4%	1.7%	—	—	—
Included in long-term investments	$—	$—	$411,184	$411,184	$411,184
Weighted average interest rate	—	—	1.9%	—	—
Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended 2020 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, as we continue to expand our operations internationally, transaction gains or losses may become significant in the future. We have not engaged in foreign currency hedging to date. However, we may do so in the future.

Item 8.Financial Statements and Supplementary Data
F5 NETWORKS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of F5 Networks, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of F5 Networks, Inc. and its subsidiaries (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended September 30, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of October 1, 2019 and the manner in which it accounts for revenues from contracts with customers as of October 1, 2018.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Acquisition of Shape Security, Inc. – Valuation of Developed Technology Intangible Asset
As described in Notes 1 and 3 to the consolidated financial statements, on January 24, 2020, the Company completed the acquisition of Shape Security, Inc. for a total purchase price of $1.0 billion, of which approximately $120.0 million of developed technology was recorded. Management valued the developed technology using the multi-period excess earnings method under the income approach. Management applied significant judgment in estimating the fair value of the developed technology intangible asset, which involved the use of significant assumptions related to the revenue growth rate and the technology migration curve.

The principal considerations for our determination that performing procedures relating to the acquisition of Shape Security, Inc. and the valuation of developed technology is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of the developed technology acquired due to the significant judgment by management when developing the estimate; (ii) significant audit effort in evaluating the significant assumptions relating to the estimate, such as the revenue growth rate and technology migration curve; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the acquired developed technology and controls over development of the revenue growth rate and technology migration curve assumptions. These procedures also included, among others, (i) reading the merger agreement, and (ii) testing management’s process for estimating the fair value of the acquired developed technology. Testing management’s process included evaluating the appropriateness of the valuation method, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of significant assumptions related to the revenue growth rate and technology migration curve. Evaluating the reasonableness of management’s revenue growth rate and technology migration curve assumptions involved considering (i) the past performance of the acquired business, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the method used to value the developed technology, and the reasonableness of the technology migration curve assumption used by management.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
November 19, 2020
We have served as the Company’s auditor since 1996.

F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$849,556	$599,219
Short-term investments	360,333	373,063
Accounts receivable, net of allowances of $3,105 and $3,259	296,183	322,029
Inventories	27,898	34,401
Other current assets	259,506	182,874
Total current assets	1,793,476	1,511,586
Property and equipment, net	229,239	223,426
Operating lease right-of-use assets	300,680	—
Long-term investments	102,939	358,402
Deferred tax assets	45,173	27,701
Goodwill	1,858,966	1,065,379
Other assets, net	347,447	203,781
Total assets	$4,677,920	$3,390,275
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$64,472	$62,627
Accrued liabilities	321,398	235,869
Deferred revenue	883,134	807,030
Current portion of long-term debt	19,275	—
Total current liabilities	1,288,279	1,105,526
Deferred tax liabilities	602	313
Deferred revenue, long-term	389,498	391,086
Operating lease liabilities, long-term	338,715	—
Long-term debt	369,047	—
Other long-term liabilities	59,511	131,853
Total long-term liabilities	1,157,373	523,252
Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 61,099 and 60,367 shares issued and outstanding	305,453	142,597
Accumulated other comprehensive loss	(18,716)	(19,190)
Retained earnings	1,945,531	1,638,090
Total shareholders’ equity	2,232,268	1,761,497
Total liabilities and shareholders’ equity	$4,677,920	$3,390,275
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Years Ended September 30,
	2020	2019	2018
Net revenues
Products	$1,025,856	$985,591	$960,108
Services	1,324,966	1,256,856	1,201,299
Total	2,350,822	2,242,447	2,161,407
Cost of net revenues
Products	215,275	174,986	181,061
Services	192,612	181,591	180,420
Total	407,887	356,577	361,481
Gross profit	1,942,935	1,885,870	1,799,926
Operating expenses
Sales and marketing	843,178	748,619	664,135
Research and development	441,324	408,058	366,084
General and administrative	258,366	210,730	160,382
Restructuring charges	7,800	—	18,426
Total	1,550,668	1,367,407	1,209,027
Income from operations	392,267	518,463	590,899
Other income, net	4,130	22,648	12,861
Income before income taxes	396,397	541,111	603,760
Provision for income taxes	88,956	113,377	150,071
Net income	$307,441	$427,734	$453,689
Net income per share — basic	$5.05	$7.12	$7.41
Weighted average shares — basic	60,911	60,044	61,262
Net income per share — diluted	$5.01	$7.08	$7.32
Weighted average shares — diluted	61,378	60,456	62,013
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended September 30,
	2020	2019	2018

Net income	$307,441	$427,734	$453,689
Other comprehensive income (loss):
Foreign currency translation adjustment	(572)	(837)	(1,415)
Available-for-sale securities:
Unrealized gains (losses) on securities, net of taxes of $76, $954, and $(869) for the years ended September 30, 2020, 2019, and 2018, respectively	809	3,715	(2,775)
Reclassification adjustment for realized losses included in net income, net of taxes of $(65), $(35), and $(4) for the years ended September 30, 2020, 2019, and 2018, respectively	237	110	9
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	1,046	3,825	(2,766)
Total other comprehensive income (loss)	474	2,988	(4,181)
Comprehensive income	$307,915	$430,722	$449,508
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount

Balances, September 30, 2017	62,594	$17,627	$(17,997)	$1,229,762	$1,229,392
Exercise of employee stock options	1	3	—	—	3
Issuance of stock under employee stock purchase plan	475	48,815	—	—	48,815
Issuance of restricted stock	1,219	—	—	—	—
Repurchase of common stock	(4,074)	(203,873)	—	(396,208)	(600,081)
Stock-based compensation	—	157,855	—	—	157,855
Net income	—	—	—	453,689	453,689
Other comprehensive loss	—	—	(4,181)	—	(4,181)
Balances, September 30, 2018	60,215	$20,427	$(22,178)	$1,287,243	$1,285,492
Cumulative effect adjustment from adoption of ASC 606	—	—	—	36,048	36,048
Exercise of employee stock options	6	159	—	—	159
Issuance of stock under employee stock purchase plan	334	45,439	—	—	45,439
Issuance of restricted stock	998	—	—	—	—
Repurchase of common stock	(1,186)	(88,110)	—	(112,935)	(201,045)
Stock-based compensation	—	164,682	—	—	164,682
Net income	—	—	—	427,734	427,734
Other comprehensive income	—	—	2,988	—	2,988
Balances, September 30, 2019	60,367	$142,597	$(19,190)	$1,638,090	$1,761,497
Exercise of employee stock options	104	2,596	—	—	2,596
Issuance of stock under employee stock purchase plan	419	50,239	—	—	50,239
Issuance of restricted stock	1,027	—	—	—	—
Repurchase of common stock	(799)	(100,016)	—	—	(100,016)
Taxes paid related to net share settlement of equity awards	(19)	(2,536)	—	—	(2,536)
Stock-based compensation	—	212,573	—	—	212,573
Net income	—	—	—	307,441	307,441
Other comprehensive income	—	—	474	—	474
Balances, September 30, 2020	61,099	$305,453	$(18,716)	$1,945,531	$2,232,268
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2020	2019	2018
Operating activities
Net income	$307,441	$427,734	$453,689
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	201,948	162,914	157,855
Depreciation and amortization	95,857	68,507	59,491
Non-cash operating lease costs	39,139	—	—
Deferred income taxes	7,293	7,440	20,810
Impairment of assets	9,673	6,273	—
Non-cash provisions for exit costs	—	8,211	—
Other	2,122	1,662	1,194
Changes in operating assets and liabilities (excluding effects of the acquisition of businesses):
Accounts receivable	46,502	(18,305)	(4,889)
Inventories	6,503	(3,832)	(734)
Other current assets	(49,895)	(75,449)	15,607
Other assets	(25,690)	(22,742)	446
Accounts payable and accrued liabilities	34,742	74,710	6,583
Deferred revenue	35,514	110,718	51,016
Lease liabilities	(50,251)	—	—
Net cash provided by operating activities	660,898	747,841	761,068
Investing activities
Purchases of investments	(584,240)	(602,987)	(855,424)
Maturities of investments	543,065	625,201	439,130
Sales of investments	309,687	278,244	12,736
Acquisition of businesses, net of cash acquired	(955,574)	(611,550)	—
Cash provided by sale of fixed assets	—	—	1,000
Purchases of property and equipment	(59,940)	(103,542)	(53,465)
Net cash used in investing activities	(747,002)	(414,634)	(456,023)
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	52,835	45,598	48,818
Repurchase of common stock	(100,016)	(201,045)	(600,081)
Proceeds from term debt agreement	400,000	—	—
Payments on term debt agreement	(10,000)	—	—
Payments for debt issuance costs	(3,040)	—	—
Taxes paid related to net share settlement of equity awards	(2,536)	—	—
Net cash provided by (used in) financing activities	337,243	(155,447)	(551,263)
Net increase (decrease) in cash, cash equivalents and restricted cash	251,139	177,760	(246,218)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(567)	(1,400)	(2,340)
Cash, cash equivalents and restricted cash, beginning of year	602,254	425,894	674,452
Cash, cash equivalents and restricted cash, end of year	$852,826	$602,254	$425,894

	Years Ended September 30,
	2020	2019	2018
Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$80,236	$100,569	$104,878
Cash paid for amounts included in the measurement of operating lease liabilities	60,564	—	—
Cash paid for interest on long-term debt	6,568	—	—
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$402,007	$—	$—
Capitalized leasehold improvements paid directly by landlord	—	34,948	9,958
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
Prior Period Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the Consolidated Statements of Cash Flows. The reclassified amounts are considered immaterial and there was no change to total cash from operating, investing or financing activities as a result.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples of estimates and assumptions include: revenue recognition, identifying and evaluating the performance obligations of contracts with non-standard terms, and the allocation of purchase consideration based on the relative fair value standalone sales price of these performance obligations; business combinations, including the determination of fair value for acquired developed technology assets and the evaluation and selection of significant assumptions such as revenue growth rate and technology migration curve; and the incremental borrowing rate for measuring lease obligations. Actual results and outcomes may differ from management's estimates and assumptions.
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
Concentration of Credit Risk
The Company extends credit to customers and is therefore subject to credit risk. The Company performs initial and ongoing credit evaluations of its customers’ financial condition and does not require collateral. An allowance for doubtful accounts is recorded to account for potential bad debts. Estimates are used in determining the allowance for doubtful accounts and are based upon an assessment of selected accounts and as a percentage of remaining accounts receivable by aging category. In determining these percentages, the Company evaluates historical write-offs, and current trends in customer credit quality, as well as changes in credit policies. At September 30, 2020, Ingram Micro, Inc. and Synnex Corporation accounted for 14.1% and 11.4% of the Company’s accounts receivable, respectively. At September 30, 2019, Synnex Corporation, Ingram Micro, Inc. and Carahsoft Technology accounted for 12.9%, 12.4% and 11.5% of the Company’s accounts receivable, respectively. No other customers accounted for more than 10% of total receivables as of September 30, 2020 and 2019.
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
On January 24, 2020, the Company completed its acquisition of Shape Security, Inc. for a total purchase price of $1.0 billion, of which approximately $120.0 million of finite-lived developed technology was recorded. Management valued the developed technology using the multi-period excess earnings method under the income approach. Management applied significant judgment in estimating the fair value of the acquired developed technology, which involved the use of a significant assumption with respects to the revenue growth rate and technology migration curve.

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
For its annual impairment test performed in the second quarter of fiscal 2020, the Company completed a quantitative assessment and determined that there was no impairment of goodwill. The Company also considered potential impairment indicators of goodwill at September 30, 2020 and noted no indicators of impairment.
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
The Company sells products through distributors, resellers, and directly to end users. Revenue related to the Company's contracts with customers is recognized by following a five-step process:
•Identify the contract(s) with a customer. Evidence of a contract generally consists of a purchase order issued pursuant to the terms and conditions of a distributor, reseller or end user agreement.

•Identify the performance obligations in the contract. Performance obligations are identified in the Company's contracts and include hardware, hardware-based software, software-only solutions, cloud-based subscription services as well as a broad range of service performance obligations including consulting, training, installation and maintenance.
•Determine the transaction price. The purchase price stated in an agreed upon purchase order is generally representative of the transaction price. The Company offers several programs in which customers are eligible for certain levels of rebates if certain conditions are met. When determining the transaction price, the Company considers the effects of any variable consideration.
•Allocate the transaction price to the performance obligations in the contract. The transaction price in a contract is allocated based upon the relative standalone selling price of each distinct performance obligation identified in the contract.
•Recognize revenue when (or as) the entity satisfies a performance obligation. The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring control of promised products and services to a customer.
The following is a description of the principal activities from which the Company generates revenue:
Product
Revenue from the sale of the Company's hardware and perpetual software products is generally recognized at a point in time when the product has been fulfilled and the customer is obligated to pay for the product. The Company also offers several products by subscription, either through term-based license agreements or as a service through its cloud-based platform. Revenue for term-based license agreements is recognized at a point in time, when the Company delivers the software license to the customer and the subscription term has commenced. For the Company's software-as-a-service offerings, revenue is recognized ratably as the services are provided. Hardware, including the software run on those devices is considered Systems revenue. Perpetual or subscription software offerings that are deployed on a standalone basis, along with software sold as a service are considered Software revenue. When rights of return are present and the Company cannot estimate returns, revenue is recognized when such rights of return lapse. Payment terms to customers are generally net 30 days to net 60 days.
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
The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of September 30, 2020 and 2019 were not material.
Research and Development
Research and development expenses consist of salaries and related benefits of product development personnel, prototype materials and expenses related to the development of new and improved products, and an allocation of facilities, depreciation and amortization expense. Research and development expenses are reflected in the income statements as incurred.
Advertising
Advertising costs are expensed as incurred. The Company incurred $7.8 million, $4.7 million and $4.6 million in advertising costs during the fiscal years 2020, 2019 and 2018, respectively.
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
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period of exchange and are recorded in other income, net. The net effect of foreign currency gains and losses was not material during the fiscal years ended September 30, 2020, 2019 and 2018.
Segments
Management has determined that the Company is organized as, and operates in, one reportable segment and operating segment: the development, marketing and sale of application services that optimize the security, performance and availability of network applications, servers and storage systems.

Stock-based Compensation
The Company issues incentive awards to its employees through stock-based compensation consisting of restricted stock units (RSUs). RSUs are payable in shares of the Company’s common stock as the periodic vesting requirements are satisfied, generally over one to four years. The value of an RSU is based upon the fair market value of the Company’s common stock on the date of grant. The value of RSUs are determined using the intrinsic value method and is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant.
The Company offers an Employee Stock Purchase Plan (ESPP) that permits eligible employees to purchase shares of the Company’s common stock at a discount. In determining the fair value of shares issued under the ESPP, the Company uses the Black-Scholes option pricing model. The assumptions within the option pricing model are based on management’s best estimates at that time, which impact the fair value of the ESPP option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the ESPP option.
The Company has also issued stock options as replacement awards, most notably for those assumed as part of business combinations. The Company used the Black-Scholes option pricing model to determine the fair value of the stock option replacement awards. The assumptions within the option pricing model are based on management’s best estimates at that time, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.
The Company accounts for stock-based compensation using the straight-line attribution method for recognizing compensation expense. The Company recognizes compensation expense for only the portion of stock-based awards that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. Based on historical differences with forfeitures of stock-based awards granted to the Company’s executive officers and Board of Directors versus grants awarded to all other employees, the Company has developed separate forfeiture expectations for these two groups.
The Company issues incentive awards to certain current executive officers as part of its annual equity awards program. A portion of the aggregate number of RSUs issued to executive officers vest in equal quarterly increments, and a portion is subject to the Company achieving specified performance goals.
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
For the fiscal 2018, 2019 and 2020 performance stock awards, the Company's Compensation Committee adopted a new set of metrics that are differentiated from the quarterly revenue and EBITDA measures, including (1) 50% of the annual performance stock grant is based on achieving 80% of the annual revenue goal set by the Company’s Board of Directors; (2) 25% of the annual performance stock grant is based on achieving at least an 18% increase in annual software revenue compared to the prior year; and (3) 25% of the annual performance stock grant is based on relative total shareholder return (TSR) benchmarked to the S&P 500 index. In each case, no vesting or payment with respect to a performance goal shall occur unless a minimum threshold is met for the applicable goal. Vesting and payment with respect to the performance goal is linear above the threshold of the applicable goal and is capped at achievement of 200% above target.
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

Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 and the related amendments outline a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company adopted this new accounting standard and the related amendments on October 1, 2018 using the modified retrospective method. Refer to Note 2 - Revenue from Contracts with Customers for further discussion.
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than twelve months. The Company's leases consist primarily of operating leases for its offices and lab spaces. The Company does not have finance leases. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The Company adopted this standard on October 1, 2019 on a modified retrospective basis by applying the new standard to its lease portfolio as of October 1, 2019. Under the modified retrospective method, financial results reported in periods prior to fiscal 2020 are unchanged. As a result of the adoption of this standard, the Company recognized lease liabilities and corresponding right-of-use assets for its long-term leases for office space, which had a material impact on its consolidated balance sheets. The adoption of this standard had no impact on the consolidated income statements and consolidated statements of cash flows. Refer to Note 8 - Leases for further discussion.
Upon adoption of the standard, the Company elected the package of three practical expedients for existing and expired contracts to not reassess: the existence of additional leases, lease classification, or the treatment of initial direct costs. The Company also applies the short-term lease exemption for leases with an original expected term of 12 months or less and expenses such leases month-to-month and does not record a right-of-use asset or lease liability. Short-term lease activity under the exception is not significant. Additionally, the Company does not separate lease and non-lease components in the allocation of minimum lease payments for its office space and equipment leases, as such separation is not significant.
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
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which modifies the accounting for credit losses for most financial assets and requires the use of an expected loss model, replacing the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.
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
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the years ended September 30, 2020 and 2019 (in thousands):

	2020	2019
Balance, beginning of year	$59,446	$—
Impacts from adoption of ASC 606	—	54,608
Additional capitalized contract acquisition costs deferred	43,557	33,925
Amortization of capitalized contract acquisition costs	(32,607)	(29,087)
Balance, end of year	$70,396	$59,446
Amortization of capitalized contract acquisition costs was $32.6 million and $29.1 million for the years ended September 30, 2020 and 2019, respectively, and is recorded in Sales and Marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.
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
The table below shows significant movements in contract assets (current and noncurrent) for the years ended September 30, 2020 and 2019 (in thousands):

	2020	2019
Balance, beginning of year	$132,492	$—
Impacts from adoption of ASC 606	—	57,499
Revenue recognized during period but not yet billed	37,260	27,459
Contract asset net additions	123,533	88,068
Contract assets acquired through the purchase of Shape	6,045	—
Contract assets reclassified to accounts receivable	(98,858)	(40,534)
Balance, end of year	$200,472	$132,492
As of September 30, 2020, contract assets that are expected to be reclassified to receivables within the next 12 months are included in other current assets, with those expected to be transferred to receivables in more than 12 months included in other assets. There were no impairments of contract assets during the year ended September 30, 2020.

The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the year ended September 30, 2020 and 2019 (in thousands):

	2020	2019
Balance, beginning of year	$1,198,116	$1,015,321
Impacts from adoption of ASC 606	—	68,078
Amounts billed but not recognized as revenues	850,022	866,142
Amounts acquired through the purchase of Shape	39,000	—
Revenues recognized related to the opening balance of deferred revenue	(814,506)	(751,425)
Balance, end of year	$1,272,632	$1,198,116
The Company's contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period.
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. As of September 30, 2020, the total non-cancelable remaining performance obligations under the Company's contracts with customers was approximately $1.3 billion and the Company expects to recognize revenues on approximately 69.4% of these remaining performance obligations over the next 12 months, 19.0% in year two, and the remaining balance thereafter.
See Note 16 - Segment Information, for disaggregated revenue by significant customer and geographic region, as well as disaggregated product revenue by systems and software.
3. Business Combinations
Fiscal Year 2020 Acquisition of Shape Security, Inc.
On December 19, 2019, the Company entered into a Merger Agreement (the "Merger Agreement") with Shape Security, Inc. ("Shape"), a provider of fraud and abuse prevention solutions. The transaction closed on January 24, 2020 with Shape becoming a wholly-owned subsidiary of F5.
Pursuant to the Merger Agreement, at the effective time of the acquisition, the capital stock of Shape and the vested outstanding and unexercised stock options in Shape were cancelled and converted to the right to receive approximately $1.0 billion in cash, subject to certain adjustments and conditions set forth in the Merger Agreement, and the unvested stock options and restricted stock units in Shape held by continuing employees of Shape were assumed by F5, on the terms and conditions set forth in the Merger Agreement. Included in cash consideration was $23.2 million of transaction costs paid by F5 on behalf of Shape. In addition, the Company incurred $15.3 million of transaction costs associated with the acquisition which was included in General and Administrative expenses in fiscal 2020.
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

The allocated purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values is presented in the following table (in thousands):

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
The allocated purchase consideration to assets acquired and liabilities assumed based on the estimated fair values is presented in the following table (in thousands):

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
The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2020, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using			Fair Value at September 30, 2020
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$43,553	$207,417	$—	$250,970
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	189,662	—	189,662
Available-for-sale securities — municipal bonds and notes	—	6,146	—	6,146
Available-for-sale securities — U.S. government securities	—	117,374	—	117,374
Available-for-sale securities — U.S. government agency securities	—	47,151	—	47,151
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	102,939	—	102,939
Total	$43,553	$670,689	$—	$714,242

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
The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the year ended September 30, 2020, the Company recorded impairment of a right-of-use asset of $9.7 million related to the exit of a leased facility, which was allocated to various expense line items on the Company’s consolidated income statement. During the year ended September 30, 2019, the Company recorded impairment of capitalized internal-use software costs of $6.3 million, which was reflected in the general and administrative expense line item on the Company’s consolidated income statement. No impairment of long-lived assets was noted as of and for the year ended 2018.
5. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

September 30, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$188,932	$736	$(6)	$189,662
Municipal bonds and notes	6,143	3	—	6,146
U.S. government securities	117,363	14	(3)	117,374
U.S. government agency securities	47,148	3	—	47,151
	$359,586	$756	$(9)	$360,333

September 30, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$249	$—	$—	$249
Corporate bonds and notes	259,242	402	(97)	259,547
Municipal bonds and notes	12,128	6	(5)	12,129
U.S. government securities	78,988	18	(14)	78,992
U.S. government agency securities	22,138	9	(1)	22,146
	$372,745	$435	$(117)	$373,063
Long-term investments consist of the following (in thousands):

September 30, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$102,206	$756	$(23)	$102,939
	$102,206	$756	$(23)	$102,939

September 30, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$298,888	$469	$(441)	$298,916
Municipal bonds and notes	2,528	2	(6)	2,524
U.S. government securities	5,515	3	(3)	5,515
U.S. government agency securities	51,463	5	(21)	51,447
	$358,394	$479	$(471)	$358,402
Interest income from investments was $12.2 million, $25.3 million and $17.0 million for fiscal years 2020, 2019 and 2018, respectively. Interest income is included in other income, net on the Company's consolidated income statements.
The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2020 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
September 30, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$43,492	$(28)	$5,006	$(1)	$48,498	$(29)
U.S. government securities	41,812	(3)	—	—	41,812	(3)
Total	$85,304	$(31)	$5,006	$(1)	$90,310	$(32)
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

The Company invests in securities that are rated investment grade. The unrealized losses on investments for fiscal year 2020 were primarily caused by interest rate increases.
The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of September 30, 2020, there were no investments in its portfolio that were other-than-temporarily impaired.
6. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s consolidated statements of cash flows for the periods presented (in thousands):

	September 30,
	2020	2019
Cash and cash equivalents	$849,556	$599,219
Restricted cash included in other assets, net	3,270	3,035
Total cash, cash equivalents and restricted cash	$852,826	$602,254
Inventories
Inventories consist of the following (in thousands):

	September 30,
	2020	2019
Finished goods	$17,096	$22,441
Raw materials	10,802	11,960
	$27,898	$34,401
Other Current Assets
Other current assets consist of the following (in thousands):

	September 30,
	2020	2019
Contract assets	$138,096	$79,407
Prepaid expenses	47,197	49,051
Capitalized contract acquisition costs	29,650	28,228
Other	44,563	26,188
	$259,506	$182,874
Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30,
	2020	2019
Computer equipment	$153,256	$142,372
Software	95,288	85,866
Office furniture and equipment	45,280	38,892
Leasehold improvements	175,593	151,055
	469,417	418,185
Accumulated depreciation and amortization	(240,178)	(194,759)
	$229,239	$223,426

Depreciation and amortization expense totaled approximately $59.5 million, $58.0 million, and $45.9 million for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.
During the year ended September 30, 2019, the Company recorded impairment of capitalized internal-use software costs of $6.3 million. The charge was reflected in the general and administrative expense line item on the Company’s consolidated statement of operations.
Goodwill
Changes in the carrying amount of goodwill during fiscal years 2020 and 2019 are summarized as follows (in thousands):

Balance, September 30, 2018	$555,965
Acquisition of Nginx, Inc.	509,414
Balance, September 30, 2019	1,065,379
Acquisition of Shape Security, Inc.	799,611
Adjustment to goodwill[1]	(6,024)
Balance, September 30, 2020	$1,858,966
(1)The Company reduced the carrying amount of goodwill by $6.0 million in the third quarter of fiscal year 2020 to reflect an adjustment to consideration exchanged for the purchase of NGINX within the post-close measurement period.
Other Assets
Other assets consist of the following (in thousands):

	September 30,
	2020	2019
Intangible assets	$225,900	$108,903
Contract assets	62,377	53,085
Capitalized contract acquisition costs	40,746	31,218
Other	18,424	10,575
	$347,447	$203,781
Intangible assets are included in other assets on the balance sheet and consist of the following (in thousands):

	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$246,173	$(76,556)	$169,617	$126,173	$(53,213)	$72,960
Customer relationships	41,242	(10,657)	30,585	20,242	(5,533)	14,709
Patents and trademarks	20,260	(14,448)	5,812	19,160	(11,800)	7,360
Trade names	24,973	(5,174)	19,799	15,473	(1,836)	13,637
Non-compete covenants	2,260	(2,173)	87	2,260	(2,023)	237
	$334,908	$(109,008)	$225,900	$183,308	$(74,405)	$108,903
Amortization expense related to intangible assets was approximately $34.6 million, $11.8 million, and $11.1 million for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.
Estimated amortization expense for intangible assets for the five succeeding fiscal years is as follows (in thousands):

2021	$42,722
2022	41,429
2023	40,625
2024	35,360
2025	29,624
$189,760

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30,
	2020	2019
Payroll and benefits	$169,708	$138,453
Operating lease liabilities, current	46,010	—
Income and other tax accruals	33,048	31,801
Other	72,632	65,615
	$321,398	$235,869
Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	September 30,
	2020	2019
Deferred rent	$—	$66,103
Income taxes payable	49,846	42,324
Other	9,665	23,426
	$59,511	$131,853
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
Borrowings under the Term Loan Facility bear interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Term Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. Interest on the outstanding principal of borrowings is currently due quarterly in arrears. As of September 30, 2020, the margin for LIBOR-based loans was 1.125% and the margin for alternate base rate loans was 0.125%.
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
 Among certain affirmative and negative covenants provided in the Term Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on its outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. As of September 30, 2020, the Company was in compliance with all covenants.

As of September 30, 2020, $390.0 million of principal amount under the Term Loan Facility was outstanding, excluding unamortized debt issuance costs of $1.7 million. The weighted average interest rate on the principal amount under the Term Loan Facility outstanding balance was 2.365% for the period ending September 30, 2020. The following table presents the scheduled principal maturities as of September 30, 2020 (in thousands):

Fiscal Years Ending September 30:
2021	$20,000
2022	20,000
2023	350,000
Total	$390,000
Revolving Credit Agreement
On January 31, 2020, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). The Company has the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. The Revolving Credit Agreement also requires payment of a commitment fee calculated at a rate per annum of 0.125% to 0.300% depending on the Company's leverage ratio on the undrawn portion of the Revolving Credit Facility. Commitment fees incurred during fiscal year 2020 were not material.
The Revolving Credit Facility matures on January 31, 2025, at which time any remaining outstanding principal of borrowings under the Revolving Credit Facility is due. The Company has the option to request up to two extensions of the maturity date in each case for an additional period of one year. Among certain affirmative and negative covenants provided in the Revolving Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. As of September 30, 2020, the Company was in compliance with all covenants. As of September 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility, and the Company had available borrowing capacity of $350.0 million.
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
The components of the Company's operating lease expenses for the year ended September 30, 2020 were as follows (in thousands):

Fiscal year ended
September 30, 2020
Operating lease expense	$49,925
Short-term lease expense	3,563
Variable lease expense	21,980
Total lease expense	$75,468
In the fourth quarter of fiscal 2020, the Company recorded an impairment for $9.7 million against the right-of-use asset related to the former Seattle headquarters location, due to the low likelihood of future sublease receipts, as the Company will no longer seek to sublease the space. Variable lease expense primarily consists of common area maintenance and parking expenses. The Company executed two sublease contracts that commenced during the first quarter of fiscal year 2020. Lease income payments commenced in the second fiscal quarter. The Company has three additional subleases through the fiscal 2020 acquisition of Shape Security.
Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

September 30, 2020
Operating lease right-of-use assets, net	$300,680

Operating lease liabilities, current[1]	46,010
Operating lease liabilities, long-term	338,715
Total operating lease liabilities	$384,725

Weighted average remaining lease term (in years)	10.2
Weighted average discount rate	2.58%
(1)Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheet.
As of September 30, 2020, the future operating leases payments for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2021	$55,601
2022	56,813
2023	44,041
2024	39,590
2025	33,215
Thereafter	217,506
Total lease payments	446,766
Less: imputed interest	(62,041)
Total lease liabilities	$384,725
Operating lease liabilities above do not include sublease income. As of September 30, 2020, the Company expects to receive sublease income of approximately $10.2 million, which consists of $4.5 million to be received in fiscal year 2021 and $5.7 million to be received over the two fiscal years thereafter.
As of September 30, 2020, the Company had no significant operating leases that were executed but not yet commenced.
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

Prior to the adoption of the Leasing Standard, future minimum operating lease payments, net of sublease income, were as follows as of September 30, 2019 (in thousands):

Fiscal Year	Gross Lease Payments	Sublease Income	Net Lease Payments
2020	$54,046	$683	$53,363
2021	50,712	1,051	49,661
2022	47,550	1,082	46,468
2023	36,514	368	36,146
2024	33,971	—	33,971
Thereafter	242,826	—	242,826
	$465,619	$3,184	$462,435
9. Income Taxes
The United States and international components of income before income taxes are as follows (in thousands):

	Years Ended September 30,
	2020	2019	2018
United States	$216,409	$360,648	$441,336
International	179,988	180,463	162,424
	$396,397	$541,111	$603,760
The provision for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2020	2019	2018
Current
U.S. federal	$26,978	$43,039	$78,454
State	4,230	13,864	9,800
Foreign	50,368	49,197	41,040
Total	81,576	106,100	129,294
Deferred
U.S. federal	10,875	8,716	21,259
State	(1,121)	1,617	725
Foreign	(2,374)	(3,056)	(1,207)
Total	7,380	7,277	20,777
	$88,956	$113,377	$150,071
The effective tax rate differs from the U.S. federal statutory rate as follows (in thousands):

	Years Ended September 30,
	2020	2019	2018
Income tax provision at statutory rate	$83,243	$113,633	$147,921
State taxes, net of federal benefit	4,258	14,206	9,349
Tax impact of foreign operations	(7,693)	(9,161)	(6,696)
Research and development and other credits	(11,843)	(12,760)	(13,159)
Domestic manufacturing deduction	—	—	(9,722)
Stock-based and other compensation	18,002	6,771	(150)
Transition impacts of the Tax Cuts and Jobs Act	—	—	21,015
Other	2,989	688	1,513
	$88,956	$113,377	$150,071

The provision for income taxes for fiscal year 2020, 2019, and 2018 includes various impacts from the Tax Cuts and Jobs Act enacted on December 22, 2017. Significant impacts for fiscal year 2020 include a deduction for foreign derived intangible income, a tax on global intangible low taxed income, and the base erosion anti-avoidance tax. Significant impacts for fiscal year 2019 include a reduction of the U.S. federal income tax rate to 21%, a deduction for foreign derived intangible income, a tax on global intangible low taxed income, and repeal of the deduction for income attributable to domestic production activities. Significant impacts for fiscal year 2018 include a reduction of the U.S. federal income tax rate to 24.5%, a tax for deemed repatriation of undistributed foreign earnings, and an expense from the remeasurement of the Company's net deferred tax assets to reflect the change in the U.S. federal income tax rate when temporary differences are expected to reverse.
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
In April 2020, recent interpretations of a German law relating to withholding taxes on intellectual property rights emerged. We have evaluated this law and do not expect a material impact to our financial position or results of operations.
The Company benefits from tax incentive arrangements in certain foreign jurisdictions, which expire in fiscal year 2021 to 2034. The tax incentive agreements are conditional upon meeting certain operational, employment, and investment requirements. These arrangements decreased foreign taxes by $8.2 million, $8.1 million and $6.4 million, and increased diluted earnings per common share by $0.13, $0.13 and $0.10 for the years ended September 30, 2020, 2019 and 2018, respectively.
The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	Years Ended September 30,
	2020	2019
Deferred tax assets
Net operating loss carry-forwards	$54,842	$12,269
Accrued compensation and benefits	13,162	13,478
Stock-based compensation	13,010	7,144
Deferred revenue	40,577	35,247
Lease liabilities	19,656	17,313
Other accruals and reserves	17,384	15,786
Tax credit carryforwards	15,807	13,783
Depreciation	620	592
	175,058	115,612
Valuation allowance	(32,587)	(23,495)
	142,471	92,117
Deferred tax liabilities
Purchased intangibles	(46,491)	(10,560)
Depreciation	(34,757)	(39,910)
Deferred costs	(11,924)	(10,656)
Other accruals and reserves	(4,728)	(3,603)
	(97,900)	(64,729)

Net deferred tax assets	$44,571	$27,388
At September 30, 2020, the Company had foreign net operating loss carryforwards of approximately $59.5 million that can be carried forward indefinitely, and $3.4 million that will expire in fiscal years 2026 to 2030. The Company had $170.7 million of federal net operating loss carryforwards, of which $111.8 million can be carried forward indefinitely and $58.9 million that will expire in fiscal years 2032 to 2037. The annual utilization of the federal net operating loss carryforwards is limited under Internal Revenue Code Section 382. The Company also had $379.6 million of state net operating loss carryforwards, of which $158.2 million can be carried forward indefinitely and $221.4 million will expire in fiscal years 2027 to 2040. In addition, there are $4.0 million of foreign credit carryforwards that will expire in fiscal years 2021 to 2036, $0.5 million of federal credit carryforwards that will expire in fiscal year 2039, $15.6 million of state tax credit carryforwards that can be carried forward indefinitely, and $3.7 million of state tax credit carryforwards that will expire in fiscal years 2030 to 2035. Management believes that it is more likely than not that the benefit from certain foreign net operating loss and credit carryforwards and state tax net operating loss and credit carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance on the deferred tax assets relating to these carryforwards. The net change in the total valuation allowance was an increase of $9.1 million and $0.7 million for years ended September 30, 2020 and 2019, respectively.
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
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal years 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Balance, beginning of period	$42,287	$31,672	$23,135
Gross increases related to prior period tax positions	8,664	5,129	2,715
Gross decreases related to prior period tax positions	(1,051)	(287)	—
Gross increases related to current period tax positions	9,272	7,756	8,230
Decreases relating to settlements with tax authorities	(3,578)	—	—
Reductions due to lapses of statute of limitations	(3,827)	(1,983)	(2,408)
Balance, end of period	$51,767	$42,287	$31,672
The total amount of gross unrecognized tax benefits was $51.8 million, $42.3 million, and $31.7 million as of September 30, 2020, 2019, and 2018, respectively, of which, $34.3 million, $29.4 million, and $23.1 million, if recognized, would affect the effective tax rate. There is a reasonable possibility that the Company’s unrecognized tax benefits will change within twelve months due to audit settlements or the expiration of statute of limitations, but the Company does not expect the change to be material to the consolidated financial statements.
The Company recognizes interest and, if applicable, penalties (not included in the “unrecognized tax benefits” table above) for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense. In the years ended September 30, 2020, 2019 and 2018, the Company recorded approximately $1.0 million decrease, $2.4 million increase and $0.4 million increase, respectively, of interest and penalty expense related to uncertain tax positions. As of September 30, 2020 and 2019, the Company had a cumulative balance of accrued interest and penalties on unrecognized tax positions of $3.0 million and $4.0 million, respectively.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2016. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Japan, Singapore, Australia, and Israel. The earliest periods open for review by local taxing authorities are fiscal years 2019 for the United Kingdom, 2014 for Japan, 2015 for Singapore, 2016 for Australia, and 2013 for Israel. The Company is currently under audit by various states for fiscal years 2015 through 2018 and by Israel for fiscal years 2013 to 2017. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal year 2017 federal income tax return, fiscal years 2015, 2016, and 2017 state income tax returns and fiscal years 2013 to 2019 foreign income tax returns.
10. Shareholders' Equity
Common Stock Repurchase
On October 31, 2018, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the existing $4.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. During fiscal year 2020, the Company repurchased and retired 799,495 shares at an average price of $125.10 per share and as of September 30, 2020, the Company had $1.3 billion remaining authorized to purchase shares.

Shares repurchased and retired during the fourth quarter of fiscal year 2020 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan[2]
July 1, 2020 — July 31, 2020	—	$—	—	$1,322,518
August 1, 2020 — August 31, 2020	373,078	$139.79	357,644	$1,272,511
September 1, 2020 — September 30, 2020	—	$—	—	$1,272,511
(1)Includes 15,434 shares withheld from restricted stock units that vested in the fourth quarter of 2020 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of such awards do not deplete the dollar amount available for purchases under the repurchase program.
11. Stock-based Compensation
The Company recognized $201.9 million, $162.9 million and $157.9 million of stock-based compensation expense for the fiscal years ended September 30, 2020, 2019 and 2018, respectively. The income tax benefit recognized on stock-based compensation within income tax expense was $37.6 million, $31.3 million and $34.6 million for the fiscal years ended September 30, 2020, 2019 and 2018, respectively. As of September 30, 2020, there was $205.6 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over approximately two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees. On October 30, 2020, the Company’s Board of Directors and Compensation Committee approved 1,451,566 RSUs to employees and executive officers pursuant to the Company’s annual equity awards program.
Company has adopted a number of stock-based compensation plans as discussed below.
2011 Employee Stock Purchase Plan. In April 2012, the Board of Directors amended and restated the Company’s 1999 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan. A total of 10,000,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than 10,000 shares during an offering period. In addition, no employee may purchase more than $25,000 worth of stock, determined by the fair market value of the shares at the time such option is granted, in one calendar year. The Employee Stock Purchase Plan has been implemented in a series of offering periods, each 6 months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. As of September 30, 2020 there were 1,899,745 shares available for awards under the Employee Stock Purchase Plan.
In determining the fair value of the right to purchase under the Employee Stock Purchase Plan, the Company uses the Black-Scholes option pricing model that employs the following key assumptions:

Employee Stock Purchase Plan Years Ended September 30,
	2020	2019	2018
Risk-free interest rate	1.10% - 1.97%	2.25% - 2.51%	1.14% - 1.77%
Expected dividend	—	—	—
Expected term	0.5 years	0.5 years	0.5 years
Expected volatility	26.32% - 41.94%	18.14% - 31.74%	22.03% - 24.87%
Acquisition Related Incentive Plans. In connection with the Company’s acquisition of Traffix Systems in the second quarter of fiscal year 2012, the Company assumed the Traffix 2007 Israeli Employee Share Option Plan, or the Traffix Plan. Unvested options to acquire Traffix’s common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 106,829 shares of common stock were reserved for issuance under the Traffix Plan. The plan provided for grants of stock options to persons who were employees, officers, directors, consultants or advisors to Traffix on or prior to February 21, 2012. During the fiscal year 2020, the Company issued no stock options or restricted stock units under the Traffix Plan. As of September 30, 2020, there were options to purchase 49 shares outstanding and no shares available for additional awards under the Traffix Plan. The Company terminated the Traffix Plan effective January 3, 2014 and no additional shares may be issued from the Traffix Plan.

In May 2019, the Company adopted the Nginx Acquisition Equity Incentive Plan, or the Nginx Acquisition Plan. The Nginx Acquisition Plan provided for discretionary grants of stock options and stock units for employees, directors and consultants of Nginx, Inc. to whom the Company offered employment in connection with the Company’s acquisition of Nginx. A total of 183,061 shares of common stock were reserved for issuance under the Nginx Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Nginx Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2020, the Company issued no stock options or restricted stock units under the Nginx Acquisition Plan. As of September 30, 2020, there were no options outstanding and 121,820 stock units outstanding. The Company terminated the Nginx Acquisition Plan effective October 31, 2019 and no additional shares may be issued from the Nginx Acquisition Plan.
In connection with the Company’s acquisition of Nginx, Inc. in the third quarter of fiscal year 2019, the Company assumed the Nginx Inc. 2011 Share Plan, or the Nginx Plan. Unvested options to acquire Nginx's common stock and unvested stock units with respect to Nginx’s common stock were converted into options to acquire the Company’s common stock and stock units with respect to the Company’s stock in connection with the acquisition. A total of 302,634 shares of common stock were reserved for issuance under the Nginx Plan (including converted options and stock units). The Nginx Plan provided for grants of stock options, stock awards and stock units to persons who were employees, officers, directors and consultants to Nginx, Inc. prior to May 8, 2019. During the fiscal year 2020, the Company issued no stock options or restricted stock units under the Nginx Plan. As of September 30, 2020, there were options to purchase 131,342 shares outstanding and 17,986 stock units outstanding. The Company terminated the Nginx Acquisition Plan effective October 31, 2019 and no additional shares may be issued from the Nginx Acquisition Plan.
In January 2020, the Company adopted the Shape Acquisition Equity Incentive Plan, or the Shape Acquisition Plan. The Shape Acquisition Plan provided for discretionary grants of stock options and stock units for employees, directors and consultants of Shape Security, Inc. to whom the Company offered employment in connection with the Company’s acquisition of Shape. A total of 450,000 shares of common stock were reserved for issuance under the Shape Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Shape Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2020, the Company issued no stock options and 411,385 restricted stock units under the Shape Acquisition Plan. As of September 30, 2020, there were no options outstanding and 377,066 stock units outstanding.
In connection with the Company’s acquisition of Shape Security, Inc. in the second quarter of fiscal year 2020, the Company assumed the Shape 2011 Stock Plan, or the Shape Plan. Unvested options to acquire Shape’s common stock and unvested stock units with respect to Shape’s common stock were converted into options to acquire the Company’s common stock and stock units with respect to the Company’s stock in connection with the acquisition. A total of 501,085 shares of common stock were reserved for issuance under the Shape Plan (including converted options and stock units). The Shape Plan provided for grants of stock options, stock awards and stock units to persons who were employees, officers, directors and consultants to Shape Security, Inc. prior to January 24, 2020. During the fiscal year 2020, the Company issued (including conversions to Company awards) 334,709 stock options and 7,703 stock units under the Shape Plan. As of September 30, 2020, there were options to purchase 259,709 shares outstanding and 5,631 stock units outstanding.
2014 Incentive Plan. In March 2014, the Company adopted the 2014 Incentive Plan, or the 2014 Plan, which amended and restated the 2005 Equity Incentive Plan. The 2014 Plan provides for discretionary grants of stock options, stock units and other equity and cash-based awards for employees, including officers, directors and consultants. A total of 21,280,000 shares of common stock have been reserved for issuance under the 2014 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 2014 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. During the fiscal year 2020, the Company issued no stock options, 152,199 performance stock units and 1,237,609 restricted stock units under the 2014 Plan. As of September 30, 2020, there were no options outstanding, 145,869 performance stock units outstanding, 1,204,290 restricted stock units outstanding and 2,453,277 shares available for new awards under the 2014 Plan.

A summary of restricted stock unit activity under the 2014 Plan is as follows:

	Performance Stock Units		Restricted Stock Units
	Outstanding Performance Stock Units	Weighted Average Grant Date Fair Value	Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, September 30, 2019	55,184	$165.83	1,041,889	$158.10
Units granted	152,199	147.30	1,237,609	142.58
Units vested	(42,053)	142.01	(933,413)	134.49
Units cancelled	(19,461)	157.81	(141,795)	150.58
Balance, September 30, 2020	145,869	$146.42	1,204,290	$146.39
A majority of the restricted stock units the Company grants to its employees vest quarterly over a two-year period. The performance stock units, restricted stock units and stock options under all plans were granted during fiscal years 2020, 2019 and 2018 with a per-share weighted average fair value of $137.84, $165.64 and $126.86, respectively. The fair value of performance stock units and restricted stock units vested during fiscal years 2020, 2019 and 2018 was $138.4 million, $159.6 million and $182.6 million, respectively. In determining the fair value of the portion of the performance awards based on Total Shareholder Return, the Company uses a Monte Carlo simulation model that employs the following key assumptions:

			Expected Volatility
	Fair Value	Expected Term	Risk-Free		Index	Expected
Grant Date	per Share	(in years)	Interest Rate	F5 Networks	Members	Dividend
November 1, 2019
Tranche 1	$196.02	0.91	1.53%	27.61%	26.88%	—
Tranche 2	$199.85	1.91	1.55%	26.22%	26.70%	—
Tranche 3	$202.56	2.91	1.54%	24.90%	24.82%	—
As of September 30, 2020, the following annual equity grants for executive officers or a portion thereof are outstanding:

Grant Date	RSUs Granted	Vesting Schedule	Vesting Period	Date Fully Vested
November 1, 2019	228,616	Quarterly, Annually[1]	3 years	November 1, 2022
November 1, 2018	144,066	Quarterly, Annually[1]	3 years	November 1, 2021
November 1, 2017	140,135	Quarterly, Annually[1]	4 years	November 1, 2021
November 1, 2016	115,347	Quarterly	4 years	November 1, 2020
(1)50% of the annual equity grant vests in equal quarterly increments and 50% is subject to the Company achieving specified annual performance goals.
A summary of stock option activity under all of the Company’s plans is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
Balance, September 30, 2019	207,759	$24.43
Options granted	334,709	41.10
Options exercised	(104,487)	24.84
Options cancelled	(46,881)	40.09
Balance, September 30, 2020	391,100	$36.71
All stock options granted in fiscal year 2020 and 2019 were replacement awards of those assumed as part of the acquisitions of Shape and NGINX, respectively. No stock options were granted in fiscal year 2018.
The total intrinsic value of options exercised during fiscal 2020, 2019 and 2018 was $11.4 million, $0.7 million and $0.1 million, respectively.

A summary of options outstanding that are exercisable and that have vested and are expected to vest as of September 30, 2020 is as follows:

	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value(1)
				(In thousands)
Stock options outstanding	391,100	7.81	$36.71	$34,236
Exercisable	119,734	7.11	$25.38	$11,683
Vested and expected to vest	368,503	7.77	$36.04	$32,477
(1)Aggregate intrinsic value represents the difference between the fair value of the Company’s common stock underlying these options at September 30, 2020 and the related exercise prices.
As of September 30, 2020, equity based awards (including stock options and restricted stock units) are available for future issuance as follows:

Awards Available for Grant
Balance, September 30, 2019	2,939,974
Granted	(2,143,605)
Cancelled	266,925
Additional shares reserved (terminated), net	1,651,664
Balance, September 30, 2020	2,714,958
12. Net Income Per Share
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended September 30,
	2020	2019	2018
Numerator
Net income	$307,441	$427,734	$453,689
Denominator
Weighted average shares outstanding — basic	60,911	60,044	61,262
Dilutive effect of common shares from stock options and restricted stock units	467	412	751
Weighted average shares outstanding — diluted	61,378	60,456	62,013
Basic net income per share	$5.05	$7.12	$7.41
Diluted net income per share	$5.01	$7.08	$7.32
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were immaterial for the years ended September 30, 2020, 2019 and 2018.
13. Commitments and Contingencies
Purchase Obligations
Purchase obligations are comprised of purchase commitments with the Company’s contract manufacturers. The agreement with the Company’s primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on the Company’s production forecast. The Company is obligated to purchase component inventory that the contract manufacturer procures in accordance with the forecast, unless cancellation is given within applicable lead times. As of September 30, 2020, the Company’s remaining unfulfilled purchase obligations were $18.1 million.
Litigation
On June 8, 2020, Lynwood Investment CY Limited (“Lynwood”) filed a lawsuit in the United States District Court for the Northern District of California against the Company and certain affiliates, along with other defendants. In its complaint, Lynwood claims to be the assignee of all rights and interests of Rambler Internet Holding LLC (“Rambler”), and alleges that the intellectual property in the NGINX software originally released by the co-founder of NGINX in 2004 belongs to Rambler (and therefore Lynwood, by assignment) because the software was created and developed while the co-founder was employed by Rambler. Lynwood asserts 26 causes of action against the various defendants, including copyright infringement, violation of trademark law, tortious interference, conspiracy, and fraud. The complaint seeks damages, disgorgement of profits, fees and costs, declarations of copyright and trademark ownership, trademark cancellations, and injunctive relief. Lynwood also initiated several trademark opposition and cancellation proceedings before the Trademark Trial and Appeal Board of the United States Patent and Trademark Office, which have all since been suspended. The Company and the other defendants have filed motions to dismiss all claims asserted against them in the lawsuit.
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
14. Restructuring Charges
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
During fiscal year 2020, the following activity was recorded (in thousands):

Employee Severance, Benefits and Related Costs
Accrued expenses, October 1, 2019	$—
Restructuring charges	7,800
Cash payments	(7,639)
Non-cash items	—
Accrued expenses, September 30, 2020	$161
In July 2018, the Company initiated a restructuring plan, which included a reduction in force program affecting approximately 215 employees. The Company recorded a restructuring charge of $18.4 million in the fourth quarter of fiscal 2018 and as of September 30, 2018, the Company had $8.3 million in accrued restructuring costs related to this plan. All severance restructuring costs had been paid as of September 30, 2019 and the plan was complete.
15. Employee Benefit Plans
The Company has a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their compensation. The Company may, at its discretion, match a portion of the employees’ eligible contributions. Contributions by the Company to the plan during the years ended September 30, 2020, 2019, and 2018 were approximately $11.3 million, $10.5 million and $10.5 million, respectively. Contributions made by the Company vest over four years.

16. Segment Information
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
The following presents revenues by geographic region (in thousands):

	Years Ended September 30,
	2020	2019	2018
Americas:
United States	$1,221,190	$1,137,556	$1,088,270
Other	95,878	108,112	116,073
Total Americas	1,317,068	1,245,668	1,204,343
EMEA	593,307	553,701	546,239
Asia Pacific	440,447	443,078	410,825
	$2,350,822	$2,242,447	$2,161,407
The Company generates revenues from the sale of products and services. The Company continues to offer its products through a range of consumption models, from physical systems to software solutions and managed services. The following presents net product revenues by systems and software (in thousands):

	Years Ended September 30,
	2020	2019	2018
Net product revenues
Systems revenue	$668,313	$745,798	$810,182
Software revenue	357,543	239,793	149,926
Total net product revenue	$1,025,856	$985,591	$960,108
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Years Ended September 30,
	2020	2019	2018
Ingram Micro, Inc.	16.7%	18.2%	16.6%
Tech Data	—	10.2%	11.6%
Westcon Group, Inc.	—	10.0%	10.4%
Synnex Corporation	—	—	10.8%
Arrow ECS	—	—	10.7%

The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	September 30,
	2020	2019
United States	$190,509	$194,176
EMEA	20,361	13,451
Other countries	18,369	15,799
	$229,239	$223,426

17. Quarterly Results of Operations (Unaudited)
The following presents the Company’s unaudited quarterly results of operations for the eight quarters ended September 30, 2020. The information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. This unaudited information has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that were considered necessary for a fair statement of the Company’s operating results for the quarters presented.

	Three Months Ended
	Sept. 30, 2020	June 30, 2020	March 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019	Dec. 31, 2018
	(unaudited and in thousands, except per share data)
Net revenues
Products	$278,451	$253,331	$259,538	$234,536	$264,926	$248,929	$237,859	$233,877
Services	336,365	329,921	323,911	334,769	325,462	314,465	307,036	309,893
Total	614,816	583,252	583,449	569,305	590,388	563,394	544,895	543,770
Cost of net revenues
Products	62,634	57,437	53,086	42,118	44,693	44,336	43,547	42,410
Services	49,333	48,603	48,152	46,524	46,225	46,431	44,631	44,304
Total	111,967	106,040	101,238	88,642	90,918	90,767	88,178	86,714
Gross profit	502,849	477,212	482,211	480,663	499,470	472,627	456,717	457,056
Operating expenses
Sales and marketing	220,379	211,808	215,472	195,519	217,554	195,852	170,954	164,259
Research and development	120,300	115,991	109,028	96,005	102,812	116,894	96,314	92,038
General and administrative	63,557	61,792	74,013	59,004	64,390	57,141	46,656	42,543
Restructuring charges	—	—	—	7,800	—	—	—	—
Total operating expenses	404,236	389,591	398,513	358,328	384,756	369,887	313,924	298,840
Income from operations	98,613	87,621	83,698	122,335	114,714	102,740	142,793	158,216
Other income, net	(1,090)	141	(141)	5,220	3,397	4,722	7,434	7,095
Income before income taxes	97,523	87,762	83,557	127,555	118,111	107,462	150,227	165,311
Provision for income taxes	19,860	17,890	22,178	29,028	23,274	21,557	34,140	34,406
Net income	$77,663	$69,872	$61,379	$98,527	$94,837	$85,905	$116,087	$130,905
Net income per share — basic	$1.27	$1.15	$1.01	$1.62	$1.57	$1.43	$1.94	$2.17
Weighted average shares — basic	61,149	60,978	60,869	60,649	60,283	59,981	59,686	60,216
Net income per share — diluted	$1.26	$1.14	$1.00	$1.62	$1.57	$1.43	$1.93	$2.16
Weighted average shares — diluted	61,636	61,415	61,084	60,815	60,448	60,196	60,029	60,645

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the results of this assessment and on those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2020.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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

Item 9B.Other Information
None.

PART III
Item 10.Directors, Executive Officers and Corporate Governance
Certain information required by this item regarding the Company’s directors and executive officers is incorporated herein by reference to the sections entitled “Board of Directors — Nominees and Continuing Directors,” “Corporate Governance — Committees of the Board — Audit Committee” and “— Code of Ethics for Senior Financial Officers” and “— Director Nomination,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement that will be furnished to the SEC no later than January 28, 2021 (the “Proxy Statement”). Additional information regarding the Company’s directors and executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Directors and Executive Officers of the Registrant.”
Item 11.Executive Compensation
The information required by this item is incorporated by reference to the sections entitled “Executive Compensation” and “Corporate Governance — Committees of the Board — Compensation Committee” and “— Compensation Committee Interlocks and Insider Participation” and “— Compensation Committee Report” in the Proxy Statement.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the sections entitled “Board of Directors — Director Independence” and “Corporate Governance — Related Person Transactions Policy and Procedures” and “— Certain Relationships and Related Person Transactions” in the Proxy Statement.
Item 14.Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the section entitled “Executive Compensation — Fees Paid to PricewaterhouseCoopers LLP” and “— Audit Committee Pre-Approval Procedures” and “— Annual Independence Determination” in the Proxy Statement.

PART IV
Item 15.Exhibits and Financial Statement Schedules
(a)Documents filed as part of this report are as follows:
1.Consolidated Financial Statements:
Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements.
2.Financial Statement Schedule:
Financial statement schedules have been omitted because the information required to be set forth therein is not applicable, material, or is shown in the Consolidated Financial Statements or the notes hereto.
3.Exhibits:
The required exhibits are included at the end of this Annual Report on Form 10-K and are described in the Exhibit Index immediately preceding the first exhibit.
Item 16.Form 10-K Summary
Not applicable.

EXHIBIT INDEX

Exhibit Number			Exhibit Description
2.1		—	Merger Agreement dated as of March 9, 2019, by and among the Registrant, Nginx, Inc., Neva Merger Sub Limited, and Fortis Advisors LLC(1)
2.2		—	Merger Agreement, dated December 19, 2019, by and among F5 Networks, Inc., Silhouette Merger Sub, Inc., Shape Security, Inc., and Shareholder Representative Services LLC(2)+
3.1		—	Third Amended and Restated Articles of Incorporation of the Registrant(3)
3.2		—	Seventh Amended and Restated Bylaws adopted January 21, 2020(4)
4.1		—	Description of the Registrant's Securities(5)
4.2		—	Specimen Common Stock Certificate(6)
10.1		—	Commitment Letter, dated as of December 19, 2019, by and among F5 Networks, Inc., JPMorgan Chase Bank, N.A, Bank of America, N.A., and BofA Securities, Inc.(2)
10.2		—	Term Credit Agreement, dated as of January 24, 2020, among F5 Networks, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent(7)
10.3		—	Revolving Credit Agreement dated as of January 31, 2020, among F5 Networks, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent(8)
10.4		—	Second Amended and Restated Office Lease Agreement dated April 5, 2010, between the Registrant and CLP--Elliott West, L.P.(9)
10.5		—	Office Lease Agreement between the Registrant and Selig Real Estate Holdings XXV, L.L.C. dated October 31, 2006(10)
10.6		—	Office Lease Agreement between the Registrant and Fifth & Columbia Investors, LLC dated May 3, 2017(11)
10.7		—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(12) §
10.8		—	F5 Networks, Inc. 2011 Employee Stock Purchase Plan (Amended and Restated effective March 14, 2019)(13) §
10.9		—	Form of Change of Control Agreement between the Registrant and the executive officers(14) §
10.10		—	Traffix Communication Systems Ltd. 2007 Israeli Employee Share Option Plan(15) §
10.11		—	F5 Networks, Inc. 2014 Incentive Plan, as amended and restated(16) §
10.12		—	Nginx, Inc. 2011 Share Plan(17) §
10.13		—	Nginx, Inc. Acquisition Equity Incentive Plan(17) §
10.14		—	Nginx, Inc. Acquisition Equity Incentive Plan Award Agreement(18) §
10.15		—	F5 Networks, Inc. Assumed Shape 2011 Stock Plan(19) §
10.16		—	F5 Networks, Inc. Shape Acquisition Equity Incentive Plan(19) §
10.17		—	F5 Networks, Inc. Shape Acquisition Equity Incentive Plan Award Agreement (Accelerated Vesting)(20) §
10.18		—	Form of 2014 Incentive Plan Award Agreement (Accelerated Vesting) as revised October 2017(21) §
10.19	*	—	Form of 2014 Incentive Plan Award Agreement (Accelerated Vesting) as revised November 2019 §
10.20		—	Offer Letter from the Registrant to François Locoh-Donou(22) §
10.21		—	Offer Letter from the Registrant to Francis J. Pelzer(23) §
10.22		—	Separation Agreement and General Release of all Claims between the Registrant and John DiLullo(23) §
21.1	*	—	Subsidiaries of the Registrant
23.1	*	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number			Exhibit Description
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*     Filed herewith.
§     Indicates a management contract or compensatory plan or arrangement.
+     Schedules and annexes have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or annex will be furnished supplementally to the Securities and Exchange Commission upon request.

(1)Incorporated by reference from Current Report on Form 8-K dated March 11, 2019 and filed with the SEC on March 11, 2019.
(2)Incorporated by reference from Current Report on Form 8-K dated December 19, 2019 and filed with the SEC on December 24, 2019.
(3)Incorporated by reference from Current Report on Form 8-K dated March 19, 2013 and filed with the SEC on March 19, 2013.
(4)Incorporated by reference from Current Report on Form 8-K dated January 21, 2020 and filed with the SEC on January 23, 2020.
(5)Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2019.
(6)Incorporated by reference from Exhibit 4.1 of Registration Statement on Form S-1, File No. 333-75817.
(7)Incorporated by reference from Current Report on Form 8-K dated January 24, 2020 and filed with the SEC on January 24, 2020.
(8)Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended December 31, 2019.
(9)Incorporated by reference from Current Report on Form 8-K dated April 5, 2010 and filed with the SEC on April 8, 2010.
(10)Incorporated by reference from Current Report on Form 8-K dated October 31, 2006 and filed with the SEC on November 3, 2006.
(11)Incorporated by reference from Current Report on Form 8-K dated May 3, 2017 and filed with the SEC on May 3, 2017.
(12)Incorporated by reference from Exhibit 10.1 of Registration Statement on Form S-1, File No. 333-75817.
(13)Incorporated by reference from Current Report on Form 8-K dated March 14, 2019 and filed with the SEC on March 14, 2019.
(14)Incorporated by reference from Current Report on Form 8-K dated April 29, 2009 and filed with the SEC on May 4, 2009.
(15)Incorporated by reference from Registration Statement on Form S-8 File No. 333-179794.
(16)Incorporated by reference from Current Report on Form 8-K dated March 12, 2020 and filed with the SEC on March 13, 2020.
(17)Incorporated by reference from Registration Statement on Form S-8 File No. 333-231802.
(18)Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
(19)Incorporated by reference from Form S-8 filed with the SEC on February 3, 2020.
(20)Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
(21)Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2017.
(22)Incorporated by reference from Current Report on Form 8-K dated January 27, 2017 and filed with the SEC on January 30, 2017.
(23)Incorporated by reference from Current Report on Form 8-K dated April 20, 2018 and filed with the SEC on April 25, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F5 NETWORKS, INC.

By:	/s/ FRANÇOIS LOCOH-DONOU
François Locoh-Donou
Chief Executive Officer and President
Dated: November 13, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ FRANÇOIS LOCOH-DONOU	Chief Executive Officer, President, and Director (principal executive officer)	November 13, 2020
François Locoh-Donou

By:	/S/ FRANCIS J. PELZER	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)	November 13, 2020
Francis J. Pelzer

By:	/S/ ALAN J. HIGGINSON	Director	November 13, 2020
Alan J. Higginson

By:	/S/ A. GARY AMES	Director	November 13, 2020
A. Gary Ames

By:	/S/ SANDRA BERGERON	Director	November 13, 2020
Sandra Bergeron

By:	/S/ ELIZABETH BUSE	Director	November 13, 2020
Elizabeth Buse

By:	/S/ DEBORAH L. BEVIER	Director	November 13, 2020
Deborah L. Bevier

By:	/S/ MICHEL COMBES	Director	November 13, 2020
Michel Combes

By:	/S/ MICHAEL L. DREYER	Director	November 13, 2020
Michael L. Dreyer

By:	/S/ PETER KLEIN	Director	November 13, 2020
Peter Klein

By:	/S/ NIKHIL MEHTA	Director	November 13, 2020
Nikhil Mehta

By:	/S/ MARIE MYERS	Director	November 13, 2020
Marie Myers

By:	/S/ SRIPADA SHIVANANDA	Director	November 13, 2020
Sripada Shivananda