Form 10-Q
period 2020-12-31
F5 NETWORKS, INC.
filed 2021-02-05
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of January 29, 2021 was 61,650,819.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31, 2020	September 30, 2020
ASSETS
Current assets
Cash and cash equivalents	$1,026,829	$849,556
Short-term investments	346,515	360,333
Accounts receivable, net of allowances of $3,356 and $3,105	346,670	296,183
Inventories	26,455	27,898
Other current assets	283,341	259,506
Total current assets	2,029,810	1,793,476
Property and equipment, net	215,649	229,239
Operating lease right-of-use assets	286,044	300,680
Long-term investments	88,753	102,939
Deferred tax assets	47,236	45,173
Goodwill	1,863,892	1,858,966
Other assets, net	367,955	347,447
Total assets	$4,899,339	$4,677,920
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$57,542	$64,472
Accrued liabilities	305,792	321,398
Deferred revenue	936,640	883,134
Current portion of long-term debt	19,275	19,275
Total current liabilities	1,319,249	1,288,279
Deferred tax liabilities	1,965	602
Deferred revenue, long-term	422,185	389,498
Operating lease liabilities, long-term	328,468	338,715
Long-term debt	364,229	369,047
Other long-term liabilities	61,653	59,511
Total long-term liabilities	1,178,500	1,157,373
Commitments and contingencies (Note 9)
Shareholders' equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 61,632 and 61,099 shares issued and outstanding	386,236	305,453
Accumulated other comprehensive loss	(17,855)	(18,716)
Retained earnings	2,033,209	1,945,531
Total shareholders' equity	2,401,590	2,232,268
Total liabilities and shareholders' equity	$4,899,339	$4,677,920
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended December 31,
	2020	2019
Net revenues
Products	$288,045	$234,536
Services	336,572	334,769
Total	624,617	569,305
Cost of net revenues
Products	67,038	42,118
Services	47,941	46,524
Total	114,979	88,642
Gross profit	509,638	480,663
Operating expenses
Sales and marketing	214,546	195,519
Research and development	114,191	96,005
General and administrative	63,153	59,004
Restructuring charges	—	7,800
Total	391,890	358,328
Income from operations	117,748	122,335
Other (loss) income, net	(683)	5,220
Income before income taxes	117,065	127,555
Provision for income taxes	29,387	29,028
Net income	$87,678	$98,527
Net income per share — basic	$1.43	$1.62
Weighted average shares — basic	61,440	60,649
Net income per share — diluted	$1.41	$1.62
Weighted average shares — diluted	62,282	60,815
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended December 31,
	2020	2019
Net income	$87,678	$98,527
Other comprehensive income:
Foreign currency translation adjustment	1,278	634
Available-for-sale securities:
Unrealized (losses) gains on securities, net of taxes of $(50) and $28 for the three months ended December 31, 2020 and 2019, respectively	(420)	189
Reclassification adjustment for realized gains (losses) included in net income, net of taxes of $0 and $2 for the three months ended December 31, 2020 and 2019, respectively	3	(9)
Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(417)	180
Total other comprehensive income	861	814
Comprehensive income	$88,539	$99,341
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(In thousands)
	Three months ended December 31, 2019
Balances, September 30, 2019	60,367	$142,597	$(19,190)	$1,638,090	$1,761,497
Exercise of employee stock options	11	290	—	—	290
Issuance of stock under employee stock purchase plan	169	20,669	—	—	20,669
Issuance of restricted stock	256	—	—	—	—
Stock-based compensation	—	47,661	—	—	47,661
Net income	—	—	—	98,527	98,527
Other comprehensive income	—	—	814	—	814
Balances, December 31, 2019	60,803	$211,217	$(18,376)	$1,736,617	$1,929,458

	Three months ended December 31, 2020
Balances, September 30, 2020	61,099	$305,453	$(18,716)	$1,945,531	$2,232,268
Exercise of employee stock options	39	1,118	—	—	1,118
Issuance of stock under employee stock purchase plan	231	26,077	—	—	26,077
Issuance of restricted stock	297	—	—	—	—
Taxes paid related to net share settlement of equity awards	(34)	(4,481)	—	—	(4,481)
Stock-based compensation	—	58,069	—	—	58,069
Net income	—	—	—	87,678	87,678
Other comprehensive income	—	—	861	—	861
Balances, December 31, 2020	61,632	$386,236	$(17,855)	$2,033,209	$2,401,590
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended December 31,
	2020	2019
Operating activities
Net income	$87,678	$98,527
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	58,069	47,661
Depreciation and amortization	27,660	18,979
Non-cash operating lease costs	9,698	8,703
Deferred income taxes	(694)	(1,714)
Impairment of assets	6,873	—
Other	307	(31)
Changes in operating assets and liabilities (excluding effects of the acquisition of businesses):
Accounts receivable	(54,416)	(32,683)
Inventories	1,443	2,020
Other current assets	(23,250)	(5,494)
Other assets	(26,654)	2,011
Accounts payable and accrued liabilities	(23,925)	(23,606)
Deferred revenue	86,193	39,856
Lease liabilities	(11,619)	(10,217)
Net cash provided by operating activities	137,363	144,012
Investing activities
Purchases of investments	(42,765)	(180,557)
Maturities of investments	69,352	150,697
Sales of investments	—	22,764
Acquisition of businesses, net of cash acquired	(1,247)	—
Purchases of property and equipment	(4,697)	(22,304)
Net cash provided by (used in) investing activities	20,643	(29,400)
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	27,196	20,959
Payments on term debt agreement	(5,000)	—
Taxes paid related to net share settlement of equity awards	(4,481)	—
Net cash provided by financing activities	17,715	20,959
Net increase in cash, cash equivalents and restricted cash	175,721	135,571
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,655	820
Cash, cash equivalents and restricted cash, beginning of period	852,826	602,254
Cash, cash equivalents and restricted cash, end of period	$1,030,202	$738,645
Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$15,032	$12,707
Cash paid for interest on long-term debt	1,370	—
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$1,614	$394,315
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
Basis of Presentation
The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
In December 2019, a novel strain of coronavirus (“COVID-19“) was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. The Company assessed the impact that COVID-19 had on its results of operations, including, but not limited to an assessment of its allowance for current expected credit losses, the carrying value of short-term and long-term investments, the carrying value of goodwill and other long-lived assets, and the impact to revenue recognition and cost of revenues. The Company is actively monitoring the impact to the results of its business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of its employees, customers, partners, suppliers and stockholders. As of the filing date, the extent to which the COVID-19 pandemic may impact the Company’s financial condition or results of operations remains uncertain.
Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) (ASU 2018-15), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, and hosting arrangements that include an internal-use software license. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The Company adopted this new standard prospectively on October 1, 2020. The adoption of this standard did not have a material impact to the Company’s consolidated financial statements or disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which modifies the accounting for credit losses for most financial assets and requires the use of an expected loss model, replacing the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The Company adopted this new standard on October 1, 2020 using the modified retrospective approach. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements. The following accounting policies were updated as a result of the adoption of this standard.
Investments
The Company classifies its investment securities as available-for-sale. Investment securities, consisting of certificates of deposit, corporate and municipal bonds and notes, the United States government and agency securities and international government securities are reported at fair value with the related unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses and impairments due to credit losses, in which the fair value of a security is below its amortized cost and management’s intent is to sell the impaired security prior to its recovery, are included in other income (expense). An allowance for credit losses for the excess of amortized cost over the expected cash flows is recorded in other income, net in the Company's consolidated income statements. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Investments in securities with maturities of less than one year or where management’s intent is to use the investments to fund current operations are classified as short-term investments. Investments with maturities of greater than one year are classified as long-term investments.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses for any potential uncollectible amounts. The allowance for credit losses is based on the assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for credit losses on a collective basis by considering the age of each outstanding invoice, each customer’s expected ability to pay and collection history, current market conditions, and reasonable and supportable forecasts of future economic conditions to determine whether the allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. For the three months ended December 31, 2020 and 2019, the allowance for credit losses activity was not significant.
There have been no additional changes to the Company's significant accounting policies as of and for the three months ended December 31, 2020.
2. Revenue from Contracts with Customers
Capitalized Contract Acquisition Costs
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the three months ended December 31, 2020 and 2019 (in thousands):

	Three months ended December 31,
	2020	2019
Balance, beginning of period	$70,396	$59,446
Additional capitalized contract acquisition costs deferred	9,725	7,412
Amortization of capitalized contract acquisition costs	(8,152)	(8,705)
Balance, end of period	$71,969	$58,153
Amortization of capitalized contract acquisition costs was $8.2 million and $8.7 million for the three months ended December 31, 2020 and 2019, respectively, and is recorded in Sales and Marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.
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
The table below shows significant movements in contract assets (current and noncurrent) for the three months ended December 31, 2020 and 2019 (in thousands):

	Three months ended December 31,
	2020	2019
Balance, beginning of period	$200,472	$132,492
Revenue recognized during period but not yet billed	18,316	3,407
Contract asset additions	55,834	12,930
Contract assets reclassified to accounts receivable	(28,818)	(13,584)
Balance, end of period	$245,804	$135,245

As of December 31, 2020, contract assets that are expected to be reclassified to receivables within the next 12 months are included in other current assets, with those expected to be transferred to receivables in more than 12 months included in other assets. There were no impairments of contract assets during the three months ended December 31, 2020 and 2019.
The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the three months ended December 31, 2020 and 2019 (in thousands):

	Three months ended December 31,
	2020	2019
Balance, beginning of period	$1,272,632	$1,198,116
Amounts billed but not recognized as revenues	421,918	346,132
Revenues recognized related to the opening balance of deferred revenue	(335,725)	(306,275)
Balance, end of period	$1,358,825	$1,237,973
The Company's contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period.
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. As of December 31, 2020, the total non-cancelable remaining performance obligations under the Company's contracts with customers was approximately $1.4 billion and the Company expects to recognize revenues on approximately 68.9% of these remaining performance obligations over the next 12 months, 18.9% in year two, and the remaining balance thereafter.
See Note 12, Segment Information, for disaggregated revenue by significant customer and geographic region, as well as disaggregated product revenue by systems and software.
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
The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements at December 31, 2020, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2020
Cash equivalents	$286,495	$208,406	$—	$494,901
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	179,694	—	179,694
Available-for-sale securities — municipal bonds and notes	—	2,916	—	2,916
Available-for-sale securities — U.S. government securities	—	116,526	—	116,526
Available-for-sale securities — U.S. government agency securities	—	47,379	—	47,379
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	72,173	—	72,173
Available-for-sale securities — U.S. government agency securities	—	16,580	—	16,580
Total	$286,495	$643,674	$—	$930,169

The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2020, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2020
Cash equivalents	$43,553	$207,417	$—	$250,970
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	189,662	—	189,662
Available-for-sale securities — municipal bonds and notes	—	6,146	—	6,146
Available-for-sale securities — U.S. government securities	—	117,374	—	117,374
Available-for-sale securities — U.S. government agency securities	—	47,151	—	47,151
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	102,939	—	102,939
Total	$43,553	$670,689	$—	$714,242
The Company uses the fair value hierarchy for financial assets and liabilities. The carrying amounts of other current financial assets and other current financial liabilities approximate fair value due to their short-term nature.
The Company's non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill and intangible assets for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. Included in the Company’s impairment considerations for non-financial assets and liabilities in the current quarter were the potential impacts of the COVID-19 pandemic. In the first quarter of fiscal 2021, the Company recorded an impairment of $6.7 million against the right-of-use asset related to the integration of the former Shape headquarters in Santa Clara, California, which was allocated to various expense line items on the Company’s consolidated income statement. No impairment of long-lived assets was noted as of and for the three months ended December 31, 2019.
4. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

December 31, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$179,159	$540	$(5)	$179,694
Municipal bonds and notes	2,916	—	—	2,916
U.S. government securities	116,515	15	(4)	116,526
U.S. government agency securities	47,377	3	(1)	47,379
	$345,967	$558	$(10)	$346,515

September 30, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$188,932	$736	$(6)	$189,662
Municipal bonds and notes	6,143	3	—	6,146
U.S. government securities	117,363	14	(3)	117,374
U.S. government agency securities	47,148	3	—	47,151
	$359,586	$756	$(9)	$360,333
Long-term investments consist of the following (in thousands):

December 31, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$71,711	$462	$—	$72,173
U.S. government agency securities	16,580	—	—	16,580
	$88,291	$462	$—	$88,753

September 30, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$102,206	$756	$(23)	$102,939
	$102,206	$756	$(23)	$102,939
Interest income from investments was $1.1 million and $5.6 million for the three months ended December 31, 2020 and 2019, respectively. Interest income is included in other income, net on the Company's consolidated income statements.

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2020 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$26,703	$(5)	$—	$—	$26,703	$(5)
U.S. government securities	29,053	(4)	—	—	29,053	(4)
U.S. government agency securities	33,127	(1)	—	—	33,127	(1)
Total	$88,883	$(10)	$—	$—	$88,883	$(10)
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
The Company invests in securities that are rated investment grade. Gross unrealized losses were not material for the three months ended December 31, 2020.
The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of December 31, 2020, there were no investments in its portfolio that were other-than-temporarily impaired.
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

The allocated purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values is presented in the following table (in thousands):

		Estimated
		Useful Life
Assets acquired
Cash, cash equivalents, and restricted cash	$53,934
Fair value of tangible assets:
Accounts receivable	21,077
Deferred tax assets	24,619
Operating lease right-of-use assets	29,644
Other tangible assets	22,571
Identifiable intangible assets:
Developed technologies	120,000	7 years
Customer relationships	21,000	4 years
Trade name	9,500	5 years
Goodwill	804,537
Total assets acquired	$1,106,882
Liabilities assumed
Deferred revenue	$(39,000)
Operating lease liabilities	(30,773)
Other assumed liabilities	(18,571)
Total liabilities assumed	$(88,344)
Net assets acquired	$1,018,538
The measurement period for the Shape acquisition will lapse in the second quarter of fiscal 2021. In the first quarter of fiscal 2021, the Company increased the carrying amount of goodwill by $4.9 million to reflect an adjustment to consideration exchanged for the purchase of Shape within the post-close measurement period. No other financial statement amounts were affected by this adjustment. The adjustment was not material to the current period or any of the previous period financial statements.
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

6. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows for the periods presented (in thousands):

	December 31, 2020	September 30, 2020
Cash and cash equivalents	$1,026,829	$849,556
Restricted cash included in other assets, net	3,373	3,270
Total cash, cash equivalents and restricted cash	$1,030,202	$852,826
Inventories
Inventories consist of the following (in thousands):

	December 31, 2020	September 30, 2020
Finished goods	$15,839	$17,096
Raw materials	10,616	10,802
	$26,455	$27,898
Other Current Assets
Other current assets consist of the following (in thousands):

	December 31, 2020	September 30, 2020
Contract assets	$163,546	$138,096
Prepaid expenses	59,232	47,197
Capitalized contract acquisition costs	30,687	29,650
Other	29,876	44,563
	$283,341	$259,506
Other Assets
Other assets, net consist of the following (in thousands):

	December 31, 2020	September 30, 2020
Intangible assets	$223,371	$225,900
Contract assets	82,258	62,377
Capitalized contract acquisition costs	41,282	40,746
Other	21,044	18,424
	$367,955	$347,447
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31, 2020	September 30, 2020
Payroll and benefits	$141,378	$169,708
Operating lease liabilities, current	46,763	46,010
Income and other tax accruals	39,760	33,048
Other	77,891	72,632
	$305,792	$321,398

Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	December 31, 2020	September 30, 2020
Income taxes payable	$52,523	$49,846
Other	9,130	9,665
	$61,653	$59,511
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
Borrowings under the Term Loan Facility bear interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Term Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. Interest on the outstanding principal of borrowings is currently due quarterly in arrears. As of December 31, 2020, the margin for LIBOR-based loans was 1.125% and the margin for alternate base rate loans was 0.125%.
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
 Among certain affirmative and negative covenants provided in the Term Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on its outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. As of December 31, 2020, the Company was in compliance with all covenants.
As of December 31, 2020, $385.0 million of principal amount under the Term Loan Facility was outstanding, excluding unamortized debt issuance costs of $1.5 million. The weighted average interest rate on the principal amount under the Term Loan Facility outstanding balance was 2.106% for the period ending December 31, 2020. The following table presents the scheduled principal maturities as of December 31, 2020 (in thousands):

Fiscal Years Ending September 30:	Amount
2021 (remainder)	$15,000
2022	20,000
2023	350,000
Total	$385,000

Revolving Credit Agreement
On January 31, 2020, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). The Company has the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. The Revolving Credit Agreement also requires payment of a commitment fee calculated at a rate per annum of 0.125% to 0.300% depending on the Company's leverage ratio on the undrawn portion of the Revolving Credit Facility. Commitment fees incurred during the three months ended December 31, 2020 were not material.
The Revolving Credit Facility matures on January 31, 2025, at which time any remaining outstanding principal of borrowings under the Revolving Credit Facility is due. The Company has the option to request up to two extensions of the maturity date in each case for an additional period of one year. Among certain affirmative and negative covenants provided in the Revolving Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. As of December 31, 2020, the Company was in compliance with all covenants. As of December 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility, and the Company had available borrowing capacity of $350.0 million.
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
The components of the Company's operating lease expenses for the three months ended December 31, 2020 and 2019 were as follows (in thousands):

	Three months ended December 31,
	2020	2019
Operating lease expense	$12,181	$11,318
Short-term lease expense	986	814
Variable lease expense	7,026	5,839
Total lease expense	$20,193	$17,971
Variable lease expense primarily consists of common area maintenance and parking expenses. The Company executed two sublease contracts that commenced during the first quarter of fiscal year 2020.

Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

	December 31, 2020	September 30, 2020
Operating lease right-of-use assets, net	$286,044	$300,680

Operating lease liabilities, current[1]	46,763	46,010
Operating lease liabilities, long-term	328,468	338,715
Total operating lease liabilities	$375,231	$384,725

Weighted average remaining lease term (in years)	10.1	10.2
Weighted average discount rate	2.59%	2.58%
(1)Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheets.
As of December 31, 2020, the future operating lease payments for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2021 (remainder)	$41,075
2022	57,598
2023	44,656
2024	39,995
2025	33,588
2026	26,705
Thereafter	191,236
Total lease payments	434,853
Less: imputed interest	(59,622)
Total lease liabilities	$375,231
Operating lease liabilities above do not include sublease income. As of December 31, 2020, the Company expects to receive sublease income of approximately $9.1 million, which consists of $3.3 million to be received for the remainder of fiscal 2021 and $5.8 million to be received over the two fiscal years thereafter. In the first quarter of fiscal 2021, the Company recorded an impairment of $6.7 million against the right-of-use asset related to the integration of the former Shape headquarters in Santa Clara, California.
As of December 31, 2020, the Company had no significant operating leases that were executed but not yet commenced.
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of December 31, 2020 and September 30, 2020 were not material.
Commitments
As of December 31, 2020, the Company's principal commitments consisted of borrowings under the Term Loan Facility and obligations outstanding under operating leases. Refer to Note 7 for the scheduled principal maturities of the Term Loan Facility as of December 31, 2020.
The Company leases its facilities under operating leases that expire at various dates through 2033. There have been no material changes in the Company's lease obligations compared to those discussed in Note 8 to its annual consolidated financial statements.
The Company currently has arrangements with contract manufacturers and other suppliers for the manufacturing of its products. The arrangement with the primary contract manufacturer allows them to procure component inventory on the Company's behalf based on a rolling production forecast provided by the Company. The Company is obligated to the purchase of component inventory that the contract manufacturer procures in accordance with the forecast, unless it gives notice of order cancellation in advance of applicable lead times. There have been no material changes in the Company's inventory purchase obligations compared to those discussed in Note 13 to its annual consolidated financial statements.
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
The effective tax rate was 25.1% and 22.8% for the three months ended December 31, 2020 and 2019, respectively. The increase in the effective tax rate for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019 is primarily due to the tax impact from stock-based compensation and other non-deductible expenses.
At December 31, 2020, the Company had $54.3 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.

The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2016. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Singapore, and Israel. The earliest periods open for review by local taxing authorities are fiscal years 2019 for the United Kingdom, 2016 for Singapore, and 2013 for Israel. The Company is currently under audit by various states for fiscal years 2015 through 2018, by Israel for fiscal years 2013 to 2017, by Saudi Arabia for fiscal years 2014 to 2019, and by Singapore for fiscal year 2018. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal year 2017 federal income tax return, fiscal years 2016 and 2017 state income tax returns, and fiscal years 2014 to 2019 foreign income tax returns.
11. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. The Company's nonvested restricted stock units do not have nonforfeitable rights to dividends or dividend equivalents and are not considered participating securities that should be included in the computation of earnings per share under the two-class method.
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended December 31,
	2020	2019
Numerator
Net income	$87,678	$98,527
Denominator
Weighted average shares outstanding — basic	61,440	60,649
Dilutive effect of common shares from stock options and restricted stock units	842	166
Weighted average shares outstanding — diluted	62,282	60,815
Basic net income per share	$1.43	$1.62
Diluted net income per share	$1.41	$1.62
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were not material for the three months ended December 31, 2020 and 2019.
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

The following presents revenues by geographic region (in thousands):

	Three months ended December 31,
	2020	2019
Americas:
United States	$320,343	$275,499
Other	22,793	26,063
Total Americas	343,136	301,562
EMEA	162,084	155,952
Asia Pacific	119,397	111,791
	$624,617	$569,305
The Company generates revenues from the sale of products and services. The Company continues to offer its products through a range of consumption models, from physical systems to software solutions and managed services. The following presents net product revenues by systems and software (in thousands):

	Three months ended December 31,
	2020	2019
Net product revenues
Systems revenue	$178,571	$169,601
Software revenue	109,474	64,935
Total net product revenue	$288,045	$234,536
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended December 31,
	2020	2019
Ingram Micro, Inc.	18.1%	16.5%
Westcon Group, Inc.	—	11.0%
Arrow ECS	—	10.1%
Synnex Corporation	10.0%	—
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	December 31, 2020	September 30, 2020
United States	$178,638	$190,509
EMEA	19,405	20,361
Other countries	17,606	18,369
	$215,649	$229,239
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

During the three months ended December 31, 2019, the following activity was recorded (in thousands):

Employee Severance, Benefits and Related Costs
Accrued expenses, October 1, 2019	$—
Restructuring charges	7,800
Cash payments	(5,282)
Non-cash items	—
Accrued expenses, December 31, 2019	$2,518

14. Subsequent Events
Acquisition of Volterra, Inc.
On January 5, 2021, the Company entered into a Merger Agreement (the “Merger Agreement”) with Volterra, Inc. ("Volterra"), creator of the first universal edge-as-a-service platform.
Pursuant to the Merger Agreement, at the effective time of the Merger, the capital stock of Volterra and the vested outstanding and unexercised stock options in Volterra will be cancelled and converted to the right to receive approximately $440 million in cash and $60 million in deferred consideration, subject to certain adjustments and conditions set forth in the Merger Agreement. The unvested stock options and restricted stock units in Volterra held by continuing employees of Volterra will be assumed by F5, on the terms and conditions set forth in the Merger Agreement.
The transaction closed on January 22, 2021 with Volterra becoming a wholly-owned subsidiary of F5.
During the first quarter of 2021, the Company incurred approximately $2.7 million of acquisition related expenses associated with the Volterra acquisition, which is included within General and Administrative operating expenses in the Company’s Consolidated Income Statement.
As a result of limited access to Volterra information required to prepare initial accounting, together with the limited time since the acquisition date and the effort required to conform the financial statements to the Company's practices and policies, the initial accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, pre-acquisition contingencies and goodwill.
Share Repurchase Activities
On February 3, 2021, the Company entered into Accelerated Share Repurchase (ASR) agreements with two financial institutions under which the Company paid an aggregate of $500 million and received an initial delivery of shares, which approximates 80 percent of the total number of shares to be repurchased under the ASR agreements. The shares received by the Company were immediately retired. In accordance with the terms of the ASR agreements, the final number of shares to be repurchased and the average price paid per share will be determined upon settlement of the agreements by the end of the third quarter of fiscal 2021. The final number of shares to be repurchased will be based on the volume-weighted average price of the Company’s common stock over the duration of the ASR agreements, less applicable discounts. Upon settlement, the financial institutions may be required to deliver additional shares of common stock to the Company, or under certain conditions, the Company may be required to make a cash payment or deliver shares of common stock, at its election, to the financial institutions. Prior to entering into the ASR agreements, the Company had $1.3 billion remaining authorized under its share repurchase program.

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
•Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, software-as-a-service infrastructure costs, amortization of developed technology and personnel and overhead expenses. Our margins have remained relatively stable; however, factors such as sales price, product and services mix, inventory obsolescence, returns, component price increases, warranty costs, and the uncertainty surrounding the COVID-19 pandemic and its potential impacts to our supply chain could significantly impact our gross margins from quarter to quarter and represent significant indicators we monitor on a regular basis.
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
•Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The increase in cash and investments for the first three months of fiscal year 2021 was primarily due to cash provided by operating activities of $137.4 million. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $4.7 million for the first three months of fiscal year 2021 were primarily related to the expansion of our facilities to support our operations worldwide as well as investments in information technology infrastructure and equipment purchases to support our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. Additionally, on January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of December 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
•Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in the first quarter of fiscal year 2021 due to the growth of our subscriptions business, including the acquired deferred revenue associated with the Shape acquisition. Our days sales outstanding for the first quarter of fiscal year 2021 was 50. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
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
There were no material changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K for the fiscal year ended September 30, 2020. Refer to the "Recently Adopted Accounting Standards" section of Note 1 in this Quarterly Report on Form 10-Q for a summary of the new accounting policies.

COVID-19 Update
Management has prioritized a human-first approach to the COVID-19 pandemic. For F5, this means ensuring the health and safety of employees, their families and our communities. Further, this approach extends to our customers as we look for ways that we can support their operations during this crisis.
While our analysis shows COVID-19 did not have a significant impact on our results of operations for the quarter ended December 31, 2020, the impacts of the global pandemic on our business and financial outlook are currently unknown. We are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, or on our financial results.
Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended December 31,
	2020	2019
	(in thousands, except percentages)
Net revenues
Products	$288,045	$234,536
Services	336,572	334,769
Total	$624,617	$569,305
Percentage of net revenues
Products	46.1%	41.2%
Services	53.9	58.8
Total	100.0%	100.0%

Net Revenues. Total net revenues increased 9.7% for the three months ended December 31, 2020, from the comparable period in the prior year. Overall revenue growth for the three months ended December 31, 2020, was primarily due to the addition of the software-as-a-service product offerings through the Shape acquisition and our subscription-based offerings, which include our enterprise license agreement product offerings. Revenues outside of the United States represented 48.7% of total net revenues for the three months ended December 31, 2020, compared to 51.6% for the same period in the prior year.
Net Product Revenues. Net product revenues increased 22.8% for the three months ended December 31, 2020, from the comparable period in the prior year. The increase of $53.5 million in net product revenues for the three months ended December 31, 2020 was primarily due to an increase in software sales compared to the same period in the prior year.
The following presents net product revenues by systems and software (in thousands):

	Three months ended December 31,
	2020	2019
Net product revenues
Systems revenue	$178,571	$169,601
Software revenue	109,474	64,935
Total net product revenue	$288,045	$234,536
Percentage of net product revenues
Systems revenue	62.0%	72.3%
Software revenue	38.0	27.7
Total net product revenue	100.0%	100.0%
Net Service Revenues. Net service revenues of $336.6 million remained relatively flat for the three months ended December 31, 2020, from the comparable period in the prior year.
The following distributors of our products accounted for more than 10% of total net revenue:

	Three months ended December 31,
	2020	2019
Ingram Micro, Inc.	18.1%	16.5%
Westcon Group, Inc.	—	11.0%
Arrow ECS	—	10.1%
Synnex Corporation	10.0%	—
The following distributors of our products accounted for more than 10% of total receivables:

	December 31, 2020	September 30, 2020
Ingram Micro, Inc.	14.6%	14.1%
Arrow ECS	15.6%	—
Synnex Corporation	13.6%	11.4%
No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended December 31,
	2020	2019
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$67,038	$42,118
Services	47,941	46,524
Total	114,979	88,642
Gross profit	$509,638	$480,663
Percentage of net revenues and gross margin (as a percentage of related net revenue)
Products	23.3%	18.0%
Services	14.2	13.9
Total	18.4	15.6
Gross margin	81.6%	84.4%
Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, software-as-a-service infrastructure costs and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased $24.9 million, or 59.2% for the three months ended December 31, 2020, from the comparable period in the prior year. The increase in cost of net product revenues was primarily due to an increase in revenue and related managed service costs from the Shape acquisition.
Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three months ended December 31, 2020, cost of net service revenues as a percentage of net service revenues was 14.2%, compared to 13.9% for the comparable period in the prior year. Professional services headcount at the end of December 2020 increased to 967 from 921 at the end of December 2019.

	Three months ended December 31,
	2020	2019
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$214,546	$195,519
Research and development	114,191	96,005
General and administrative	63,153	59,004
Restructuring charges	—	7,800
Total	$391,890	$358,328
Operating expenses (as a percentage of net revenue)
Sales and marketing	34.3%	34.3%
Research and development	18.3	16.9
General and administrative	10.1	10.4
Restructuring charges	—	1.4
Total	62.7%	63.0%
Sales and Marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased $19.0 million, or 9.7% for the three months ended December 31, 2020, from the comparable period in the prior year. The increase in sales and marketing expense was primarily due to an increase of $15.9 million in personnel costs for the three months ended December 31, 2020, from the comparable period in the prior year. Sales and marketing expenses for the three months ended December 31, 2020 also included an increase in commissions of $5.4 million from the comparable period in the prior year. The increase in sales and marketing expenses for the three months ended December 31, 2020 was partially offset by a decrease in travel and entertainment expenses primarily due to company-wide travel restrictions as a result of the COVID-19 pandemic. Sales and marketing headcount at the end of December 2020 increased to 2,398 from 2,123 at the end of December 2019. Sales and marketing expenses included stock-based compensation expense of $25.2 million for the three months ended December 31, 2020, compared to $21.8 million for the same period in the prior year.

Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased $18.2 million, or 18.9% for the three months ended December 31, 2020, from the comparable period in the prior year. The increase in research and development expense was primarily due to an increase of $9.9 million in personnel costs for the three months ended December 31, 2020, from the comparable period in the prior year. Research and development headcount at the end of December 2020 increased to 1,801 from 1,534 at the end of December 2019. Research and development expenses included stock-based compensation expense of $15.0 million for the three months ended December 31, 2020, compared to $11.2 million for the same period in the prior year.
General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, facilities and depreciation expenses. General and administrative expenses increased $4.1 million, or 7.0% for the three months ended December 31, 2020, from the comparable period in the prior year. For the three months ended December 31, 2020, personnel costs increased $2.7 million, from the comparable period in the prior year due to growth in general and administrative headcount, including employees from the acquisition of Shape. General and administrative headcount at the end of December 2020 increased to 735 from 616 at the end of December 2019. General and administrative expenses included stock-based compensation expense of $10.5 million for the three months ended December 31, 2020, compared to $9.2 million for the same period in the prior year.
Restructuring Charges. In the first fiscal quarter of 2020, we completed a restructuring plan to align strategic and financial objectives and optimize resources for long term growth. As a result of these initiatives, we recorded a restructuring charge of $7.8 million related to a reduction in workforce that is reflected in our results for the three months ended December 2019. There were no restructuring expenses recorded for the three months ended December 31, 2020.

	Three months ended December 31,
	2020	2019
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$117,748	$122,335
Other (loss) income, net	(683)	5,220
Income before income taxes	117,065	127,555
Provision for income taxes	29,387	29,028
Net income	$87,678	$98,527
Other income and income taxes (as percentage of net revenue)
Income from operations	18.9%	21.5%
Other (loss) income, net	(0.1)	0.9
Income before income taxes	18.7	22.4
Provision for income taxes	4.7	5.1
Net income	14.0%	17.3%
Other (Loss) Income, Net. Other (loss) income, net consists primarily of interest income and expense and foreign currency transaction gains and losses. The decrease in other (loss) income, net for the three months ended December 31, 2020 was primarily due to a decrease in interest income of $4.4 million, from our investments compared to the same period in the prior year. In addition, interest expense increased $1.7 million for the three months ended December 31, 2020 compared to the same period in the prior year due to interest paid for outstanding amounts under our Term Loan Facility.
Provision for income taxes. The effective tax rate was 25.1% and 22.8% for the three months ended December 31, 2020 and 2019, respectively. The increase in the effective tax rate for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019 is primarily due to the tax impact from stock-based compensation and other non-deductible expenses.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at December 31, 2020 and September 30, 2020 were $45.3 million and $44.6 million, respectively. The net deferred tax assets include valuation allowances of $32.9 million and $32.6 million as of December 31, 2020 and September 30, 2020, respectively, which are primarily related to certain state and foreign net operating losses and tax credit carryforwards.

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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,462.1 million as of December 31, 2020, compared to $1,312.8 million as of September 30, 2020, representing an increase of $149.3 million. The increase was primarily due to cash provided by operating activities of $137.4 million for the three months ended December 31, 2020. Cash provided by operating activities for the first three months of fiscal year 2021 resulted from net income of $87.7 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation and amortization charges. Additionally, the increase is due to $27.2 million of cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan for the three months ended December 31, 2020.
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
Cash provided by investing activities was $20.6 million for the three months ended December 31, 2020, compared to cash used in investing activities of $29.4 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions and capital expenditures. The amount of cash provided by investing activities for the three months ended December 31, 2020 was primarily the result of $69.4 million in maturities of investments, partially offset by $42.8 million of purchases of investments and $4.7 million of capital expenditures.
Cash provided by financing activities was $17.7 million for the three months ended December 31, 2020, compared to $21.0 million for the same period in the prior year. Our financing activities for the three months ended December 31, 2020 primarily consisted of $27.2 million of cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan, partially offset by $5.0 million in cash used to make a principal payment on our term loan and $4.5 million in cash used for taxes related to net share settlement of equity awards.
On January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of December 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
On February 3, 2021, we entered into Accelerated Share Repurchase ("ASR") agreements with two financial institutions under which we paid an aggregate of $500 million. See Note 14, Subsequent Events, for additional information on the ASR program.
Obligations and Commitments
As of December 31, 2020, our principal commitments consisted of borrowings under the Term Loan Facility and obligations outstanding under operating leases.
In connection with the acquisition of Shape, on January 24, 2020, we entered into a Term Credit Agreement ("Term Credit Agreement") with certain institutional lenders that provides for a senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the "Term Loan Facility"). The proceeds from the Term Loan Facility were primarily used to finance the acquisition of Shape and related expenses. As of December 31, 2020, $385.0 million of principal amount under the Term Loan Facility was outstanding. There is a financial covenant that requires us to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on our outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. We will monitor the effect that the COVID-19 pandemic may have on our leverage ratio calculation but do not believe there will be a material impact to the interest payable on our borrowings under the Term Loan Facility. Refer to Note 7 for the scheduled principal maturities of the Term Loan Facility as of December 31, 2020.
We lease our facilities under operating leases that expire at various dates through 2033. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of December 31, 2020. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of December 31, 2020, 41.5% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
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
The Term Loan Facility requires us to maintain a leverage ratio financial covenant, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on our outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. At any time, a sharp rise in market interest rates could have a material adverse impact on the interest payable on outstanding principal borrowings on our Term Loan Facility. We monitor our interest rate and credit risks, which include the effect that the COVID-19 pandemic may have on interest rates on principal borrowings under the Term Loan Facility. As of December 31, 2020, we have not noted any adverse impacts to interest rates that would have a material impact to interest owed on principal borrowings.
Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three month period ended December 31, 2020, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2020.
Item 4.Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that required information is recorded, processed, summarized and reported within the required timeframe, as specified in the rules set forth by the Securities Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020 and, based on this evaluation, our Chief

Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Changes in Internal Control over Financial Reporting
During the first fiscal quarter, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 1A.Risk Factors
There have been no material changes to our risk factors from those described in Part 1, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, which was filed with the Securities and Exchange Commission on November 19, 2020.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
On October 31, 2018, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This authorization is incremental to the existing $4.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions, accelerated share repurchase programs, or open market purchases as permitted by securities laws and other legal requirements. The Company did not repurchase and retire any shares during the three months ended December 31, 2020.

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

*     Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of February, 2021.

F5 NETWORKS, INC.

By:	/s/ FRANCIS J. PELZER
Francis J. Pelzer
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)