Form 10-Q
period 2021-03-31
F5 NETWORKS, INC.
filed 2021-05-06
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of April 30, 2021 was 59,614,886.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2021	September 30, 2020
ASSETS
Current assets
Cash and cash equivalents	$532,166	$849,556
Short-term investments	111,105	360,333
Accounts receivable, net of allowances of $3,420 and $3,105	374,404	296,183
Inventories	24,571	27,898
Other current assets	293,402	259,506
Total current assets	1,335,648	1,793,476
Property and equipment, net	207,599	229,239
Operating lease right-of-use assets	260,389	300,680
Long-term investments	19,078	102,939
Deferred tax assets	68,624	45,173
Goodwill	2,209,639	1,858,966
Other assets, net	418,215	347,447
Total assets	$4,519,192	$4,677,920
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$53,567	$64,472
Accrued liabilities	324,865	321,398
Deferred revenue	929,397	883,134
Current portion of long-term debt	19,275	19,275
Total current liabilities	1,327,104	1,288,279
Deferred tax liabilities	1,888	602
Deferred revenue, long-term	437,506	389,498
Operating lease liabilities, long-term	320,132	338,715
Long-term debt	359,410	369,047
Other long-term liabilities	65,333	59,511
Total long-term liabilities	1,184,269	1,157,373
Commitments and contingencies (Note 9)
Shareholders' equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 60,052 and 61,099 shares issued and outstanding	39,507	305,453
Accumulated other comprehensive loss	(19,194)	(18,716)
Retained earnings	1,987,506	1,945,531
Total shareholders' equity	2,007,819	2,232,268
Total liabilities and shareholders' equity	$4,519,192	$4,677,920
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Net revenues
Products	$309,189	$259,538	$597,234	$494,074
Services	336,098	323,911	672,670	658,680
Total	645,287	583,449	1,269,904	1,152,754
Cost of net revenues
Products	73,289	53,086	140,327	95,204
Services	55,296	48,152	103,237	94,676
Total	128,585	101,238	243,564	189,880
Gross profit	516,702	482,211	1,026,340	962,874
Operating expenses
Sales and marketing	244,908	215,472	459,454	410,991
Research and development	140,453	109,028	254,644	205,033
General and administrative	77,840	74,013	140,993	133,017
Restructuring charges	—	—	—	7,800
Total	463,201	398,513	855,091	756,841
Income from operations	53,501	83,698	171,249	206,033
Other (loss) income, net	(1,377)	(141)	(2,060)	5,079
Income before income taxes	52,124	83,557	169,189	211,112
Provision for income taxes	8,883	22,178	38,270	51,206
Net income	$43,241	$61,379	$130,919	$159,906
Net income per share — basic	$0.71	$1.01	$2.14	$2.63
Weighted average shares — basic	60,667	60,869	61,058	60,758
Net income per share — diluted	$0.70	$1.00	$2.10	$2.62
Weighted average shares — diluted	62,158	61,084	62,292	61,017
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Net income	$43,241	$61,379	$130,919	$159,906
Other comprehensive (loss) income:
Foreign currency translation adjustment	(841)	(1,586)	437	(952)
Available-for-sale securities:
Unrealized losses on securities, net of taxes of $(142) and $(368) for the three months ended March 31, 2021 and 2020, respectively, and $(192) and $(344) for the six months ended March 31, 2021 and 2020, respectively	(731)	(2,999)	(1,151)	(2,831)
Reclassification adjustment for realized losses included in net income, net of taxes of $(61) and $(17) for the three months ended March 31, 2021 and 2020, respectively, and $(61) and $(18) for the six months ended March 31, 2021 and 2020, respectively	233	58	236	70
Net change in unrealized losses on available-for-sale securities, net of tax	(498)	(2,941)	(915)	(2,761)
Total other comprehensive loss	(1,339)	(4,527)	(478)	(3,713)
Comprehensive income	$41,902	$56,852	$130,441	$156,193
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(In thousands)
	Three months ended March 31, 2020
Balances, December 31, 2019	60,803	$211,217	$(18,376)	$1,736,617	$1,929,458
Exercise of employee stock options	20	498	—	—	498
Issuance of restricted stock	248	—	—	—	—
Repurchase of common stock	(442)	(50,009)	—	—	(50,009)
Stock-based compensation	—	61,395	—	—	61,395
Net income	—	—	—	61,379	61,379
Other comprehensive loss	—	—	(4,527)	—	(4,527)
Balances, March 31, 2020	60,629	$223,101	$(22,903)	$1,797,996	$1,998,194

	Three months ended March 31, 2021
Balances, December 31, 2020	61,632	$386,236	$(17,855)	$2,033,209	$2,401,590
Exercise of employee stock options	44	1,492	—	—	1,492
Issuance of restricted stock	445	—	—	—	—
Repurchase of common stock	(2,052)	(311,056)	—	(88,944)	(400,000)
Purchase of forward contract under accelerated share repurchase program ("ASR")	—	(100,000)	—	—	(100,000)
Taxes paid related to net share settlement of equity awards	(17)	(3,447)	—	—	(3,447)
Stock-based compensation	—	66,282	—	—	66,282
Net income	—	—	—	43,241	43,241
Other comprehensive loss	—	—	(1,339)	—	(1,339)
Balances, March 31, 2021	60,052	$39,507	$(19,194)	$1,987,506	$2,007,819

	Six months ended March 31, 2020
Balances, September 30, 2019	60,367	$142,597	$(19,190)	$1,638,090	$1,761,497
Exercise of employee stock options	31	789	—	—	789
Issuance of stock under employee stock purchase plan	169	20,670	—	—	20,670
Issuance of restricted stock	504	—	—	—	—
Repurchase of common stock	(442)	(50,009)	—	—	(50,009)
Stock-based compensation	—	109,054	—	—	109,054
Net income	—	—	—	159,906	159,906
Other comprehensive loss	—	—	(3,713)	—	(3,713)
Balances, March 31, 2020	60,629	$223,101	$(22,903)	$1,797,996	$1,998,194

	Six months ended March 31, 2021
Balances, September 30, 2020	61,099	$305,453	$(18,716)	$1,945,531	$2,232,268
Exercise of employee stock options	83	2,610	—	—	2,610
Issuance of stock under employee stock purchase plan	231	26,077	—	—	26,077
Issuance of restricted stock	742	—	—	—	—
Repurchase of common stock	(2,052)	(311,056)	—	(88,944)	(400,000)
Purchase of forward contract under accelerated share repurchase program ("ASR")	—	(100,000)	—	—	(100,000)
Taxes paid related to net share settlement of equity awards	(51)	(7,928)	—	—	(7,928)
Stock-based compensation	—	124,351	—	—	124,351
Net income	—	—	—	130,919	130,919
Other comprehensive loss	—	—	(478)	—	(478)
Balances, March 31, 2021	60,052	$39,507	$(19,194)	$1,987,506	$2,007,819
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended March 31,
	2021	2020
Operating activities
Net income	$130,919	$159,906
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	121,289	98,447
Depreciation and amortization	56,185	43,112
Non-cash operating lease costs	19,415	18,970
Deferred income taxes	(17,962)	5,353
Impairment of assets	40,698	—
Other	105	54
Changes in operating assets and liabilities (excluding effects of the acquisition of businesses):
Accounts receivable	(79,649)	4,317
Inventories	3,327	3,459
Other current assets	(32,939)	(19,603)
Other assets	(29,066)	(4,298)
Accounts payable and accrued liabilities	(14,529)	(1,936)
Deferred revenue	93,493	43,987
Lease liabilities	(25,447)	(25,948)
Net cash provided by operating activities	265,839	325,820
Investing activities
Purchases of investments	(65,725)	(195,123)
Maturities of investments	126,711	237,892
Sales of investments	269,986	232,255
Acquisition of businesses, net of cash acquired	(411,319)	(955,574)
Purchases of property and equipment	(14,090)	(35,463)
Net cash used in investing activities	(94,437)	(716,013)
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	28,687	21,443
Repurchase of common stock	(500,000)	(50,009)
Proceeds from term debt agreement	—	400,000
Payments on term debt agreement	(10,000)	—
Payments for debt issuance costs	—	(3,040)
Taxes paid related to net share settlement of equity awards	(7,928)	—
Net cash (used in) provided by financing activities	(489,241)	368,394
Net decrease in cash, cash equivalents and restricted cash	(317,839)	(21,799)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	494	(1,090)
Cash, cash equivalents and restricted cash, beginning of period	852,826	602,254
Cash, cash equivalents and restricted cash, end of period	$535,481	$579,365
Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$30,809	$30,067
Cash paid for interest on long-term debt	$2,724	$2,089
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$9,523	$399,203
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Summary of Significant Accounting Policies
Description of Business
F5 Networks, Inc. (the "Company") is a leading provider of multi-cloud application services which enable its customers to develop, deploy, operate, secure, and govern applications in any architecture, from on-premises to the public cloud. The Company's cloud, software, and hardware solutions enable its customers to deliver digital experiences to their customers faster, reliably, and at scale. The Company's enterprise-grade application services are available as cloud-based, software-as-a-service, and software-only solutions optimized for multi-cloud environments, with modules that can run independently, or as part of an integrated solution on its high-performance appliances. In connection with its solutions, the Company offers a broad range of professional services, including consulting, training, installation, maintenance, and other technical support services. On January 22, 2021, the Company completed its acquisition of Volterra, Inc. ("Volterra"), a provider of edge-as-a-service platform solutions.
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
In December 2019, a novel strain of coronavirus (“COVID-19“) was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. The Company assessed the impact that COVID-19 had on its results of operations, including, but not limited to an assessment of its allowance for current expected credit losses, the carrying value of short-term and long-term investments, the carrying value of goodwill and other long-lived assets, and the impact to revenue recognition and cost of revenues. The Company is actively monitoring the impact to the results of its business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of its employees, customers, partners, suppliers and stockholders. As of the filing date, the extent to which the COVID-19 pandemic may impact the Company’s financial condition or results of operations in the future remains uncertain.
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
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses for any potential uncollectible amounts. The allowance for credit losses is based on the assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for credit losses on a collective basis by considering the age of each outstanding invoice, each customer’s expected ability to pay and collection history, current market conditions, and reasonable and supportable forecasts of future economic conditions to determine whether the allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. For the three and six months ended March 31, 2021 and 2020, the allowance for credit losses activity was not significant.
There have been no additional changes to the Company's significant accounting policies as of and for the six months ended March 31, 2021.
2. Revenue from Contracts with Customers
Capitalized Contract Acquisition Costs
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the six months ended March 31, 2021 and 2020 (in thousands):

	Six months ended March 31,
	2021	2020
Balance, beginning of period	$70,396	$59,446
Additional capitalized contract acquisition costs deferred	18,614	21,836
Amortization of capitalized contract acquisition costs	(16,590)	(16,972)
Balance, end of period	$72,420	$64,310
Amortization of capitalized contract acquisition costs was $8.4 million and $8.3 million for the three months ended March 31, 2021 and 2020, respectively, and $16.6 million and $17.0 million for the six months ended March 31, 2021 and 2020, respectively, and is recorded in Sales and Marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.
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

The table below shows significant movements in contract assets (current and noncurrent) for the six months ended March 31, 2021 and 2020 (in thousands):

	Six months ended March 31,
	2021	2020
Balance, beginning of period	$200,472	$132,492
Revenue recognized during period but not yet billed	30,294	13,998
Contract asset additions	81,040	38,060
Contract assets acquired through acquisition of businesses	—	6,045
Contract assets reclassified to accounts receivable	(65,909)	(33,211)
Balance, end of period	$245,897	$157,384
As of March 31, 2021, contract assets that are expected to be reclassified to receivables within the next 12 months are included in other current assets, with those expected to be transferred to receivables in more than 12 months included in other assets. There were no impairments of contract assets during the six months ended March 31, 2021 and 2020.
The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the six months ended March 31, 2021 and 2020 (in thousands):

	Six months ended March 31,
	2021	2020
Balance, beginning of period	$1,272,632	$1,198,116
Amounts billed but not recognized as revenues	680,124	587,983
Deferred revenue acquired through acquisition of businesses	779	39,000
Revenues recognized related to the opening balance of deferred revenue	(586,632)	(543,995)
Balance, end of period	$1,366,903	$1,281,104
The Company's contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period.
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. As of March 31, 2021, the total non-cancelable remaining performance obligations under the Company's contracts with customers was approximately $1.4 billion and the Company expects to recognize revenues on approximately 68.0% of these remaining performance obligations over the next 12 months, 19.4% in year two, and the remaining balance thereafter.
See Note 13, Segment Information, for disaggregated revenue by significant customer and geographic region, as well as disaggregated product revenue by systems and software.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements at March 31, 2021, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2021
Cash equivalents	$45,060	$—	$—	$45,060
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	90,909	—	90,909
Available-for-sale securities — municipal bonds and notes	—	2,908	—	2,908
Available-for-sale securities — U.S. government securities	—	12,036	—	12,036
Available-for-sale securities — U.S. government agency securities	—	5,252	—	5,252
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	8,500	—	8,500
Available-for-sale securities — U.S. government securities	—	8,078	—	8,078
Available-for-sale securities — U.S. government agency securities	—	2,500	—	2,500
Total	$45,060	$130,183	$—	$175,243

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
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company's non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of tangible and intangible long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. Included in the Company’s impairment considerations for non-financial assets and liabilities in the current quarter were the potential impacts of the COVID-19 pandemic.
During the three months ended March 31, 2021, the Company recorded an impairment of $23.5 million against the operating lease right-of-use asset related to the exit of six floors in its corporate headquarters. Impairment charges for the second quarter of fiscal 2021 also included $10.3 million for tenant improvements and other fixed assets associated with the exited floors. In the first quarter of fiscal 2021, the Company recorded an impairment of $6.7 million against the operating lease right-of-use asset related to the integration of the former Shape headquarters in Santa Clara, California. Impairment charges for the first quarter of fiscal 2021 also included $0.2 million for other fixed assets associated with the Shape headquarters in Santa Clara, California. The Company calculated the fair value of the right-of-use assets, tenant improvements and other fixed assets based on estimated future discounted cash flows and classified the fair value as a Level 3 measurement due to the significance of unobservable inputs, which included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term and the discount rate. The impairment charges for the three and six months ended March 31, 2021 were allocated to various expense line items on the Company’s consolidated income statements based on the teams that previously worked out of the exited space.
Impairment charges were allocated to the following income statement line items for the three and six months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Cost of net product revenue	$897	$—	$2,865	$—
Cost of net service revenue	3,491	—	3,492	—
Sales and marketing	10,256	—	11,515	—
Research and development	9,845	—	12,974	—
General and administrative	9,336	—	9,852	—
Total impairment charges	$33,825	$—	$40,698	$—

During the three and six months ended March 31, 2021 and 2020, the Company did not recognize any impairment charges related to goodwill or intangible assets.
4. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

March 31, 2021	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$90,511	$399	$(1)	$90,909
Municipal bonds and notes	2,907	1	—	2,908
U.S. government securities	12,035	1	—	12,036
U.S. government agency securities	5,250	2	—	5,252
	$110,703	$403	$(1)	$111,105

September 30, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$188,932	$736	$(6)	$189,662
Municipal bonds and notes	6,143	3	—	6,146
U.S. government securities	117,363	14	(3)	117,374
U.S. government agency securities	47,148	3	—	47,151
	$359,586	$756	$(9)	$360,333
Long-term investments consist of the following (in thousands):

March 31, 2021	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$8,472	$29	$(1)	$8,500
U.S. government securities	8,078	1	(1)	8,078
U.S. government agency securities	2,499	1	—	2,500
	$19,049	$31	$(2)	$19,078

September 30, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$102,206	$756	$(23)	$102,939
	$102,206	$756	$(23)	$102,939
Interest income from investments was $0.7 million and $3.3 million for the three months ended March 31, 2021 and 2020, respectively, and $1.8 million and $8.9 million for the six months ended March 31, 2021 and 2020, respectively. Interest income is included in other income, net on the Company's consolidated income statements.
The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2021 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$12,248	$(2)	$—	$—	$12,248	$(2)
U.S. government securities	9,707	(1)	—	—	9,707	(1)
Total	$21,955	$(3)	$—	$—	$21,955	$(3)

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
The Company invests in securities that are rated investment grade. The Company reviews the individual securities in its portfolio to determine whether a decline in a security's fair value below the amortized cost basis is other-than-temporary. The Company determined that as of March 31, 2021, there were no investments in its portfolio that were other-than-temporarily impaired.
5. Business Combinations
Fiscal Year 2021 Acquisition of Volterra, Inc.
On January 5, 2021, the Company entered into a Merger Agreement (the “Merger Agreement”) with Volterra, Inc. ("Volterra"), a provider of edge-as-a-service platform solutions. The transaction closed on January 22, 2021 with Volterra becoming a wholly-owned subsidiary of F5.
Pursuant to the Merger Agreement, at the effective time of the Merger, the capital stock of Volterra and the vested outstanding and unexercised stock options in Volterra were cancelled and converted to the right to receive approximately $427.2 million in cash, subject to certain adjustments and conditions set forth in the Merger Agreement. The unvested stock options and restricted stock units in Volterra held by continuing employees of Volterra were assumed by F5, on the terms and conditions set forth in the Merger Agreement. The Company incurred $6.9 million and $9.5 million of transaction costs associated with the acquisition for the three and six months ended March 31, 2021, respectively, which was included in General and Administrative expenses.
As a result of the acquisition, the Company acquired all the assets and assumed all the liabilities of Volterra. The goodwill related to the Volterra acquisition is comprised primarily of expected synergies from combining operations and the acquired intangible assets that do not qualify for separate recognition. Goodwill related to the Volterra acquisition is not expected to be deductible for tax purposes. The results of operations of Volterra have been included in the Company's consolidated financial statements from the date of acquisition.

The allocated purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values is presented in the following table (in thousands):

		Estimated
		Useful Life
Assets acquired
Cash, cash equivalents, and restricted cash	$14,012
Other tangible assets acquired, at fair value	7,499
Identifiable intangible assets:
Developed technologies	59,500	7 years
Customer relationships	500	1 year
Goodwill	351,417
Total assets acquired	432,928
Liabilities assumed	(5,686)
Net assets acquired	$427,242
The initial allocation of the purchase price was based on preliminary valuations and assumptions and is subject to change within the measurement period. The Company expects to finalize the allocation of the purchase price as soon as practicable and no later than one year from the acquisition date.
The developed technologies intangible asset will be amortized on a straight-line basis over its estimated useful life of seven years and included in cost of net product revenues. The customer relationships intangible asset will be amortized on a straight-line basis over its estimated useful life of one year and included in sales and marketing expenses. The weighted-average life of the amortizable intangible assets recognized from the Volterra acquisition was 6.95 years as of January 22, 2021, the date the transaction closed. The estimated useful lives for the acquired intangible assets were based on the expected future cash flows associated with the respective asset.
Since the Volterra acquisition was completed on January 22, 2021, the F5 and Volterra teams have been executing a plan to integrate ongoing operations. The pro forma financial information, as well as the revenue and earnings generated by Volterra, were not material to the Company's operations for the periods presented.
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

The allocated purchase consideration to assets acquired and liabilities assumed is presented in the following table (in thousands):

		Estimated
		Useful Life
Assets acquired
Cash, cash equivalents, and restricted cash	$53,934
Fair value of tangible assets:
Accounts receivable	21,077
Deferred tax assets	29,848
Operating lease right-of-use assets	29,644
Other tangible assets	22,571
Identifiable intangible assets:
Developed technologies	120,000	7 years
Customer relationships	21,000	4 years
Trade name	9,500	5 years
Goodwill	798,867
Total assets acquired	$1,106,441
Liabilities assumed
Deferred revenue	$(39,000)
Operating lease liabilities	(30,773)
Other assumed liabilities	(18,571)
Total liabilities assumed	$(88,344)
Net assets acquired	$1,018,097
The measurement period for the Shape acquisition lapsed in the second quarter of fiscal 2021. For the six months ended March 31, 2021, the Company recorded a net decrease to the carrying amount of goodwill of $0.7 million to reflect the final adjustments to consideration exchanged for the purchase of Shape within the post-close measurement period.
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
Since the Shape acquisition was completed on January 24, 2020, the F5 and Shape teams have been executing a plan to integrate ongoing operations. The pro forma financial information, as well as the revenue and earnings generated by Shape, were not material to the Company's operations for the periods presented.
6. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows for the periods presented (in thousands):

	March 31, 2021	September 30, 2020
Cash and cash equivalents	$532,166	$849,556
Restricted cash included in other assets, net	3,315	3,270
Total cash, cash equivalents and restricted cash	$535,481	$852,826

Inventories
Inventories consist of the following (in thousands):

	March 31, 2021	September 30, 2020
Finished goods	$14,697	$17,096
Raw materials	9,874	10,802
	$24,571	$27,898
Other Current Assets
Other current assets consist of the following (in thousands):

	March 31, 2021	September 30, 2020
Contract assets, current	$161,867	$138,096
Prepaid expenses	62,851	47,197
Capitalized contract acquisition costs, current	31,388	29,650
Other	37,296	44,563
	$293,402	$259,506
Other Assets
Other assets, net consist of the following (in thousands):

	March 31, 2021	September 30, 2020
Intangible assets, net	$273,480	$225,900
Contract assets, net of current	84,030	62,377
Capitalized contract acquisition costs, net of current	41,032	40,746
Other	19,673	18,424
	$418,215	$347,447
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2021	September 30, 2020
Payroll and benefits	$172,080	$169,708
Operating lease liabilities, current	48,730	46,010
Income and other tax accruals	36,521	33,048
Other	67,534	72,632
	$324,865	$321,398
Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	March 31, 2021	September 30, 2020
Income taxes payable	$55,731	$49,846
Other	9,602	9,665
	$65,333	$59,511

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
Borrowings under the Term Loan Facility bear interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Term Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. Interest on the outstanding principal of borrowings is currently due quarterly in arrears. As of March 31, 2021, the margin for LIBOR-based loans was 1.125% and the margin for alternate base rate loans was 0.125%.
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
 Among certain affirmative and negative covenants provided in the Term Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on its outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. As of March 31, 2021, the Company was in compliance with all covenants.
As of March 31, 2021, $380.0 million of principal amount under the Term Loan Facility was outstanding, excluding unamortized debt issuance costs of $1.3 million. The weighted average interest rate on the principal amount under the Term Loan Facility outstanding balance was 1.390% for the three and six months ended March 31, 2021. The weighted average interest rate on the principal amount under the Term Loan Facility outstanding balance was 2.765% for the three and six months ended March 31, 2020. The following table presents the scheduled principal maturities as of March 31, 2021 (in thousands):

Fiscal Years Ending September 30:	Amount
2021 (remainder)	$10,000
2022	20,000
2023	350,000
Total	$380,000
Revolving Credit Agreement
On January 31, 2020, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). The Company has the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. The Revolving Credit Agreement also requires payment of a commitment fee calculated at a rate per annum of 0.125% to 0.300% depending on the Company's leverage ratio on the undrawn portion of the Revolving Credit Facility. Commitment fees incurred during the three and six months ended March 31, 2021 were not material.
The Revolving Credit Facility matures on January 31, 2025, at which time any remaining outstanding principal of borrowings under the Revolving Credit Facility is due. The Company has the option to request up to two extensions of the maturity date in each case for an additional period of one year. Among certain affirmative and negative covenants provided in the Revolving Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. As of March 31, 2021, the Company was in compliance with all covenants. As of March 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility, and the Company had available borrowing capacity of $350.0 million.

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
The components of the Company's operating lease expenses for the three and six months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Operating lease expense	$12,158	$12,975	$24,339	$24,293
Short-term lease expense	575	813	1,561	1,627
Variable lease expense	5,310	4,262	12,336	10,101
Total lease expense	$18,043	$18,050	$38,236	$36,021
Variable lease expense primarily consists of common area maintenance and parking expenses.
Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

	March 31, 2021	September 30, 2020
Operating lease right-of-use assets, net	$260,389	$300,680

Operating lease liabilities, current[1]	48,730	46,010
Operating lease liabilities, long-term	320,132	338,715
Total operating lease liabilities	$368,862	$384,725

Weighted average remaining lease term (in years)	9.9	10.2
Weighted average discount rate	2.58%	2.58%
(1)Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheets.

As of March 31, 2021, the future operating lease payments for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2021 (remainder)	$26,772
2022	60,018
2023	47,183
2024	40,806
2025	33,496
2026	26,622
Thereafter	191,156
Total lease payments	426,053
Less: imputed interest	(57,191)
Total lease liabilities	$368,862
Operating lease liabilities above do not include sublease income. As of March 31, 2021, the Company expects to receive sublease income of approximately $7.9 million, which consists of $2.1 million to be received for the remainder of fiscal 2021 and $5.8 million to be received over the two fiscal years thereafter. During the three months ended March 31, 2021, the Company recorded an impairment of $23.5 million against the operating lease right-of-use asset related to the exit of six floors in its corporate headquarters. In the first quarter of fiscal 2021, the Company recorded an impairment of $6.7 million against the right-of-use asset related to the integration of the former Shape headquarters in Santa Clara, California.
As of March 31, 2021, the Company had no significant operating leases that were executed but not yet commenced.
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of March 31, 2021 and September 30, 2020 were not material.
Commitments
As of March 31, 2021, the Company's principal commitments consisted of borrowings under the Term Loan Facility and obligations outstanding under operating leases. Refer to Note 7 for the scheduled principal maturities of the Term Loan Facility as of March 31, 2021.
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

Legal Proceedings
On June 8, 2020, Lynwood Investment CY Limited (“Lynwood”) filed a lawsuit in the United States District Court for the Northern District of California against the Company and certain affiliates, along with other defendants. In its complaint, Lynwood claims to be the assignee of all rights and interests of Rambler Internet Holding LLC (“Rambler”), and alleges that the intellectual property in the NGINX software originally released by the co-founder of NGINX in 2004 belongs to Rambler (and therefore Lynwood, by assignment) because the software was created and developed while the co-founder was employed by Rambler. Lynwood asserts 26 causes of action against the various defendants, including copyright infringement, violation of trademark law, tortious interference, conspiracy, and fraud. The complaint seeks damages, disgorgement of profits, fees and costs, declarations of copyright and trademark ownership, trademark cancellations, and injunctive relief. Lynwood also initiated several trademark opposition and cancellation proceedings before the Trademark Trial and Appeal Board of the United States Patent and Trademark Office, which have all since been suspended. In August and October 2020, the Company and the other defendants filed motions to dismiss all claims asserted against them in the lawsuit. While these motions were pending, the Court ordered Lynwood to select ten of its twenty-six claims to litigate through trial while the remaining sixteen claims would be stayed pending resolution of the ten selected claims.
On March 25 and 30, 2021, the Court dismissed the ten selected claims and granted Lynwood leave to cure the deficiencies in its complaint though it expressed doubt about Lynwood’s ability to do so. The Court further ruled that Lynwood may not add new causes of action or add new parties without stipulation or leave of court, and that unless Lynwood corrects “all the defects” identified in the Court’s orders and the Company’s and other defendants’ motions to dismiss, the Court will dismiss the ten claims with prejudice. Lynwood’s amended complaint is due on or before April 29, 2021. On April 6, the Court referred the parties to private mediation to be completed by June 1, 2021.
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
The effective tax rate was 17.0% and 22.6% for the three and six months ended March 31, 2021, respectively, compared to 26.5% and 24.3% for the three and six months ended March 31, 2020, respectively. The decrease in the effective tax rate for the three and six months ended March 31, 2021 as compared to the three and six months ended March 31, 2020 is primarily due to the tax benefit of stock-based compensation, partially offset by other non-deductible expenses related to the acquisition of Volterra, Inc., and a change in unrecognized tax benefits recorded in the three months ended March 31, 2020.
At March 31, 2021, the Company had $60.0 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2016. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Singapore, and Israel. The earliest periods open for review by local taxing authorities are fiscal years 2019 for the United Kingdom, 2016 for Singapore, and 2013 for Israel. The Company is currently under audit by various states for fiscal years 2015 through 2019, by Israel for fiscal years 2013 to 2017, by Saudi Arabia for fiscal years 2014 to 2019, and by Singapore for fiscal year 2018. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal year 2017 federal income tax return, fiscal years 2016 and 2017 state income tax returns, and fiscal years 2014 to 2019 foreign income tax returns.

11. Shareholders' Equity
Common Stock Repurchase
On October 31, 2018, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This authorization is incremental to the existing $4.4 billion program, initially approved in October 2010 and expanded in each fiscal year thereafter. Acquisitions for the share repurchase programs will be made from time to time in private transactions, accelerated share repurchase programs, or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time.
On February 3, 2021, the Company entered into Accelerated Share Repurchase (ASR) agreements with two financial institutions under which the Company paid an aggregate of $500 million. The ASR agreements were accounted for as two separate transactions (1) a repurchase of common stock and (2) an equity-linked contract on the Company's own stock. Upon execution of the ASR agreements, the Company received an initial delivery of 2.1 million shares, which were retired immediately and, which approximates 80 percent of the total number of expected shares to be repurchased under the ASR agreements. In accordance with the terms of the ASR agreements, the final number of shares to be repurchased and the average price paid per share will be determined upon settlement of the agreements during the third quarter of fiscal 2021. The final number of shares to be repurchased will be based on the volume-weighted average price of the Company’s common stock over the duration of the ASR agreements, less applicable discounts. Upon settlement, the financial institutions may be required to deliver additional shares of common stock to the Company, or under certain conditions, the Company may be required to make cash payments or delivery of shares of common stock, at its election, to the financial institutions. The equity-linked contract for the remaining $100 million, representing remaining shares to be delivered by the financial institutions under the ASR agreements, was recorded to common stock as of March 31, 2021.
The following table summarizes the Company's repurchases and retirements of its common stock under its Stock Repurchase Program, including the ASR (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Shares repurchased	2,052	442	2,052	442
Average price per share	$194.91	$113.18	$194.91	$113.18
Amount repurchased	$400,000	$50,009	$400,000	$50,009
As of March 31, 2021, the Company had $873 million remaining authorized to purchase shares under its share repurchase program.

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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Numerator
Net income	$43,241	$61,379	$130,919	$159,906
Denominator
Weighted average shares outstanding — basic	60,667	60,869	61,058	60,758
Dilutive effect of common shares from stock options and restricted stock units	1,491	215	1,234	259
Weighted average shares outstanding — diluted	62,158	61,084	62,292	61,017
Basic net income per share	$0.71	$1.01	$2.14	$2.63
Diluted net income per share	$0.70	$1.00	$2.10	$2.62
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were not material for the three and six months ended March 31, 2021 and 2020. The impact of the outstanding shares expected to be delivered under the equity-linked contract described in Note 11, are anti-dilutive and are not included within the weighted average shares used to calculate diluted net income per share.
13. Segment Information
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
The following presents revenues by geographic region (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Americas:
United States	$323,402	$302,192	$643,745	$577,691
Other	22,650	23,094	45,443	49,157
Total Americas	346,052	325,286	689,188	626,848
EMEA	172,222	147,985	334,306	303,937
Asia Pacific	127,013	110,178	246,410	221,969
	$645,287	$583,449	$1,269,904	$1,152,754

The Company generates revenues from the sale of products and services. The Company continues to offer its products through a range of consumption models, from physical systems to software solutions and managed services. The following presents net product revenues by systems and software (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Net product revenues
Systems revenue	$200,950	$171,383	$379,521	$340,984
Software revenue	108,239	88,155	217,713	153,090
Total net product revenue	$309,189	$259,538	$597,234	$494,074
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Ingram Micro, Inc.	17.7%	17.3%	17.9%	16.9%
Synnex Corporation	11.5%	—	10.7%	—
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	March 31, 2021	September 30, 2020
United States	$166,822	$190,509
EMEA	22,217	20,361
Other countries	18,560	18,369
	$207,599	$229,239
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

15. Subsequent Events
Share Repurchase Activities
The equity-linked contract of $100 million, described in Note 11, was settled as of April 26, 2021 with the Company receiving 449,049 additional shares, which were retired immediately upon receipt. The Company was not required to make any additional cash payments or delivery of common stock to the financial institutions upon settlement of the agreements. As of April 26, 2021, the Company had $773 million remaining authorized to purchase shares under its share repurchase program.

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
•Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The decrease in cash and investments for the first six months of fiscal year 2021 was primarily due to $411.3 million in cash paid for the acquisition of Volterra in the second quarter of fiscal 2021, partially offset by cash provided by operating activities of $265.8 million. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $14.1 million for the first six months of fiscal year 2021 were primarily related to the expansion of our facilities to support our operations worldwide as well as investments in information technology infrastructure and equipment purchases to support our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. Additionally, on January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of March 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
•Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in the second quarter of fiscal year 2021 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. In addition, we continued to see growth in our subscriptions business, including deferred revenue associated with the Volterra acquisition. Our days sales outstanding at the end of the second quarter of fiscal year 2021 was 52. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
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
While our analysis shows COVID-19 did not have a significant impact on our results of operations for the quarter ended March 31, 2021, the full impacts of the global pandemic on our business and financial outlook are currently unknown. We are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, or on our financial results.
Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
	(in thousands, except percentages)
Net Revenues
Products	$309,189	$259,538	$597,234	$494,074
Services	336,098	323,911	672,670	658,680
Total	$645,287	$583,449	$1,269,904	$1,152,754
Percentage of net revenues
Products	47.9%	44.5%	47.0%	42.9%
Services	52.1	55.5	53.0	57.1
Total	100.0%	100.0%	100.0%	100.0%
Net Revenues. Total net revenues increased 10.6% and 10.2% for the three and six months ended March 31, 2021, respectively, from the comparable periods in the prior year. Overall revenue growth for the three and six months ended March 31, 2021, was primarily due to increased software product revenue including our subscription-based software products and increased service revenues as a result of our increased installed base of products. International revenues represented 49.9% and 49.3% of total net revenues for the three and six months ended March 31, 2021, respectively, compared to 48.2% and 49.9% for the same periods in the prior year, respectively.
Net Product Revenues. Net product revenues increased 19.1% and 20.9% for the three and six months ended March 31, 2021, respectively, from the comparable periods on the prior year. The increase in net product revenues for the three and six months ended March 31, 2021 was primarily due to an increase in software product sales compared to the same periods in the prior year.
The following presents net product revenues by systems and software:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
	(in thousands, except percentages)
Net product revenues
Systems revenue	$200,950	$171,383	$379,521	$340,984
Software revenue	108,239	88,155	217,713	153,090
Total net product revenue	$309,189	$259,538	$597,234	$494,074
Percentage of net product revenues
Systems revenue	65.0%	66.0%	63.5%	69.0%
Software revenue	35.0	34.0	36.5	31.0
Total net product revenue	100.0%	100.0%	100.0%	100.0%
Net Service Revenues. Net service revenues increased 3.8% and 2.1% for the three and six months ended March 31, 2021, respectively, from the comparable periods in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.

The following distributors of our products accounted for more than 10% of total net revenue:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Ingram Micro, Inc.	17.7%	17.3%	17.9%	16.9%
Synnex Corporation	11.5%	—	10.7%	—
The following distributors of our products accounted for more than 10% of total receivables:

	March 31, 2021	September 30, 2020
Ingram Micro, Inc.	21.9%	14.1%
Arrow ECS	13.4%	—
Synnex Corporation	18.8%	11.4%
No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$73,289	$53,086	$140,327	$95,204
Services	55,296	48,152	103,237	94,676
Total	128,585	101,238	243,564	189,880
Gross profit	$516,702	$482,211	$1,026,340	$962,874
Percentage of net revenues and gross profit (as a percentage of related net revenue)
Products	23.7%	20.5%	23.5%	19.3%
Services	16.5	14.9	15.3	14.4
Total	19.9	17.4	19.2	16.5
Gross profit	80.1%	82.6%	80.8%	83.5%
Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, software-as-a-service infrastructure costs and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased $20.2 million and $45.1 million, or 38.1% and 47.4% for the three and six months ended March 31, 2021, respectively, from the comparable periods in the prior year. The increase in cost of net product revenues was primarily due to software product revenue growth for the three and six months ended March 31, 2021 from the comparable periods in the prior year.
Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and six months ended March 31, 2021, cost of net service revenues as a percentage of net service revenues was 16.5% and 15.3%, respectively, compared to 14.9% and 14.4% for the comparable periods in the prior year, respectively. Professional services headcount at the end of March 2021 increased to 983 from 937 at the end of March 2020.

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$244,908	$215,472	$459,454	$410,991
Research and development	140,453	109,028	254,644	205,033
General and administrative	77,840	74,013	140,993	133,017
Restructuring charges	—	—	—	7,800
Total	$463,201	$398,513	$855,091	$756,841
Operating expenses (as a percentage of net revenue)
Sales and marketing	38.0%	36.9%	36.2%	35.7%
Research and development	21.8	18.7	20.0	17.8
General and administrative	12.0	12.7	11.1	11.5
Restructuring charges	—	—	—	0.7
Total	71.8%	68.3%	67.3%	65.7%
Sales and Marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased $29.4 million and $48.5 million, or 13.7% and 11.8% for the three and six months ended March 31, 2021, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to an increase of $15.6 million and $31.5 million in personnel costs for the three and six months ended March 31, 2021, respectively, from the comparable periods in the prior year. Sales and marketing expenses for the three and six months ended March 31, 2021 also included impairment charges of $10.3 million and $11.5 million, respectively, related to the exit of certain facilities. The increase in sales and marketing expenses for the three and six months ended March 31, 2021 was partially offset by a decrease in travel and entertainment expenses primarily due to company-wide travel restrictions as a result of the COVID-19 pandemic. Sales and marketing headcount at the end of March 2021 increased to 2,429 from 2,302 at the end of March 2020. Sales and marketing expenses included stock-based compensation expense of $27.0 million and $52.3 million for the three and six months ended March 31, 2021, respectively, compared to $22.6 million and $44.4 million for the same periods in the prior year, respectively.
Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased $31.4 million and $49.6 million, or 28.8% and 24.2% for the three and six months ended March 31, 2021, respectively, from the comparable periods in the prior year. The increase in research and development expense was primarily due to an increase of $18.4 million and $28.3 million in personnel costs for the three and six months ended March 31, 2021, respectively, from the comparable periods in the prior year. Research and development expenses for the three and six months ended March 31, 2021 also included impairment charges of $9.8 million and $13.0 million, respectively, related to the exit of certain facilities. Research and development headcount at the end of March 2021 increased to 1,919 from 1,708 at the end of March 2020. Research and development expenses included stock-based compensation expense of $17.7 million and $32.7 million for the three and six months ended March 31, 2021, respectively, compared to $12.6 million and $23.8 million for the same periods in the prior year, respectively.
General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, facilities and depreciation expenses. General and administrative expenses increased $3.8 million and $8.0 million, or 5.2% and 6.0% for the three and six months ended March 31, 2021, respectively, from the comparable periods in the prior year. The increase in general and administrative expense was primarily due to an increase of $3.0 million and $5.8 million in personnel costs for the three and six months ended March 31, 2021, respectively, from the comparable periods in the prior year. General and administrative expenses for the three and six months ended March 31, 2021 also included impairment charges of $9.3 million and $9.9 million, respectively, related to the exit of certain facilities. General and administrative headcount at the end of March 2021 increased to 777 from 658 at the end of March 2020. General and administrative expenses included stock-based compensation expense of $11.1 million and $21.6 million for the three and six months ended March 31, 2021, respectively, compared to $9.6 million and $18.8 million for the same periods in the prior year, respectively.
Restructuring Charges. In the first fiscal quarter of 2020, we completed a restructuring plan to align strategic and financial objectives and optimize resources for long term growth. As a result of these initiatives, we recorded a restructuring charge of $7.8 million related to a reduction in workforce that is reflected in our results for the six months ended March 31, 2020. There were no restructuring expenses recorded for the six months ended March 31, 2021.

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$53,501	$83,698	$171,249	$206,033
Other income, net	(1,377)	(141)	(2,060)	5,079
Income before income taxes	52,124	83,557	169,189	211,112
Provision for income taxes	8,883	22,178	38,270	51,206
Net income	$43,241	$61,379	$130,919	$159,906
Other income and income taxes (as percentage of net revenue)
Income from operations	8.3%	14.3%	13.5%	17.9%
Other income, net	(0.2)	—	(0.2)	0.4
Income before income taxes	8.1	14.3	13.3	18.3
Provision for income taxes	1.4	3.8	3.0	4.4
Net income	6.7%	10.5%	10.3%	13.9%
Other Income, Net. Other income, net consists primarily of interest income and expense and foreign currency transaction gains and losses. Other income, net for the three months ended March 31, 2021 was relatively flat from the comparable period in the prior year. The decrease in other income, net for the six months ended March 31, 2021 was primarily due to a decrease in interest income of $7.1 million from our investments compared to the same period in the prior year.
Provision for Income Taxes. The effective tax rate was 17.0% and 22.6% for the three and six months ended March 31, 2021, respectively, compared to 26.5% and 24.3% for the three and six months ended March 31, 2020, respectively. The decrease in the effective tax rate for the three and six months ended March 31, 2021 as compared to the three and six months ended March 31, 2020 is primarily due to the tax benefit of stock-based compensation, partially offset by other non-deductible expenses related to the acquisition of Volterra, Inc., and a change in unrecognized tax benefits recorded in the three months ended March 31, 2020.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at March 31, 2021 and September 30, 2020 were $66.7 million and $44.6 million, respectively. The net deferred tax assets include valuation allowances of $40.4 million and $32.6 million as of March 31, 2021 and September 30, 2020, respectively, which are primarily related to certain state and foreign net operating losses and tax credit carryforwards.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $662.3 million as of March 31, 2021, compared to $1,312.8 million as of September 30, 2020, representing a decrease of $650.5 million. The decrease was primarily due to $411.3 million in cash paid for the acquisition of Volterra in the second quarter of fiscal 2021, partially offset by cash provided by operating activities of $265.8 million for the six months ended March 31, 2021. Cash provided by operating activities for the first six months of fiscal year 2021 resulted from net income of $130.9 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation and amortization charges.

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
Cash used in investing activities was $94.4 million for the six months ended March 31, 2021, compared to cash used in investing activities of $716.0 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions and capital expenditures. The amount of cash used in investing activities for the six months ended March 31, 2021 was primarily the result of $411.3 million in cash paid for the acquisition of Volterra, partially offset by $126.7 million in maturities of investments and $270.0 million in sales of investments.
Cash used in financing activities was $489.2 million for the six months ended March 31, 2021, compared to cash provided by financing activities of $368.4 million for the same period in the prior year. Our financing activities for the six months ended March 31, 2021 primarily consisted of $500.0 million in cash used to repurchase shares under our Accelerated Share Repurchase agreements, as well as $10.0 million in cash used to make principal payments on our term loan and $7.9 million in cash used for taxes related to net share settlement of equity awards. Cash used in financing activities was partially offset by $28.7 million of cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan.
On January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of March 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
On February 3, 2021, we entered into Accelerated Share Repurchase ("ASR") agreements with two financial institutions under which we paid an aggregate of $500 million. See Note 11, Shareholders' Equity, for additional information on the ASR program.
Obligations and Commitments
As of March 31, 2021, our principal commitments consisted of borrowings under the Term Loan Facility and obligations outstanding under operating leases.
In connection with the acquisition of Shape, on January 24, 2020, we entered into a Term Credit Agreement ("Term Credit Agreement") with certain institutional lenders that provides for a senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the "Term Loan Facility"). The proceeds from the Term Loan Facility were primarily used to finance the acquisition of Shape and related expenses. As of March 31, 2021, $380.0 million of principal amount under the Term Loan Facility was outstanding. There is a financial covenant that requires us to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on our outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. We will monitor the effect that the COVID-19 pandemic may have on our leverage ratio calculation but do not believe there will be a material impact to the interest payable on our borrowings under the Term Loan Facility. Refer to Note 7 for the scheduled principal maturities of the Term Loan Facility as of March 31, 2021.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of March 31, 2021. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of March 31, 2021, 21.4% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
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
The Term Loan Facility requires us to maintain a leverage ratio financial covenant, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on our outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. At any time, a sharp rise in market interest rates could have a material adverse impact on the interest payable on outstanding principal borrowings on our Term Loan Facility. We monitor our interest rate and credit risks, which include the effect that the COVID-19 pandemic may have on interest rates on principal borrowings under the Term Loan Facility. As of March 31, 2021, we have not noted any adverse impacts to interest rates that would have a material impact to interest owed on principal borrowings.
Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the six month period ended March 31, 2021, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2020.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
During the second fiscal quarter, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
On October 31, 2018, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This authorization is incremental to the existing $4.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions, accelerated share repurchase programs, or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of March 31, 2021, the Company had $873 million remaining authorized to purchase shares under its share repurchase program.
Shares repurchased and retired for the three months ended March 31, 2021 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan[2]
January 1, 2021 — January 31, 2021	—	—	—	$1,272,511
February 1, 2021 — February 28, 2021	2,069,761	$194.92	2,069,761	$872,511
March 1, 2021 — March 31, 2021	—	—	—	$872,511
(1)Includes 17,531 shares withheld from restricted stock units that vested in the second quarter of 2021 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of such awards do not deplete the dollar amount available for purchases under the repurchase program.

Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits

Exhibit Number		Exhibit Description

2.1	—	Merger Agreement, dated January 5, 2021, by and among F5 Networks, Inc. Voyager Merger Sub Corporation, Volterra, Inc. and Shareholder Representative Services LLC(1)

10.1	—	F5 Networks, Inc. Assumed Volterra, Inc. Amended and Restated 2017 Stock Plan(2) §

10.2	—	F5 Networks, Inc. Volterra Acquisition Equity Incentive Plan(3) §

10.3	—	F5 Networks, Inc. Assumed Volterra, Inc. 2019 Restricted Stock Unit Sub-Plan France (sub-plan to the F5 Networks, Inc. Assumed Volterra, Inc. Amended and Restated 2017 Stock Plan)(4) §

10.4	—	F5 Networks, Inc. 2014 Incentive Plan, as amended and restated(5) §

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*     Filed herewith.
§     Indicates a management contract or compensatory plan or arrangement.

(1)    Incorporated by reference to Exhibit 2.1 on Current Report on Form 8-K dated January 5, 2021 and filed with the SEC on January 7, 2021.
(2)    Incorporated by reference to Exhibit 99.1 on Current Report on Form S-8 filed with the SEC on February 1, 2021.
(3)     Incorporated by reference to Exhibit 99.2 on Current Report on Form S-8 filed with the SEC on February 1, 2021.
(4)    Incorporated by reference to Exhibit 99.3 on Current Report on Form S-8 filed with the SEC on February 1, 2021.
(5)    Incorporated by reference to Exhibit 10.1 on Current Report on Form 8-K dated March 11, 2021 and filed with the
SEC on March 15, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of May, 2021.

F5 NETWORKS, INC.

By:	/s/ FRANCIS J. PELZER
Francis J. Pelzer
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)