Form 10-Q
period 2021-06-30
F5 NETWORKS, INC.
filed 2021-08-05
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of July 30, 2021 was 60,312,253.

F5 NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
F5 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2021	September 30, 2020
ASSETS
Current assets
Cash and cash equivalents	$583,811	$849,556
Short-term investments	184,108	360,333
Accounts receivable, net of allowances of $3,866 and $3,105	382,897	296,183
Inventories	22,649	27,898
Other current assets	293,246	259,506
Total current assets	1,466,711	1,793,476
Property and equipment, net	196,780	229,239
Operating lease right-of-use assets	253,163	300,680
Long-term investments	95,222	102,939
Deferred tax assets	128,809	45,173
Goodwill	2,209,639	1,858,966
Other assets, net	434,797	347,447
Total assets	$4,785,121	$4,677,920
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$49,372	$64,472
Accrued liabilities	334,288	321,398
Deferred revenue	952,029	883,134
Current portion of long-term debt	19,275	19,275
Total current liabilities	1,354,964	1,288,279
Deferred tax liabilities	1,923	602
Deferred revenue, long-term	488,581	389,498
Operating lease liabilities, long-term	308,156	338,715
Long-term debt	354,591	369,047
Other long-term liabilities	84,737	59,511
Total long-term liabilities	1,237,988	1,157,373
Commitments and contingencies (Note 9)
Shareholders' equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 60,299 and 61,099 shares issued and outstanding	133,994	305,453
Accumulated other comprehensive loss	(18,935)	(18,716)
Retained earnings	2,077,110	1,945,531
Total shareholders' equity	2,192,169	2,232,268
Total liabilities and shareholders' equity	$4,785,121	$4,677,920
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Net revenues
Products	$309,929	$253,331	$907,163	$747,405
Services	341,586	329,921	1,014,256	988,601
Total	651,515	583,252	1,921,419	1,736,006
Cost of net revenues
Products	68,974	57,437	209,301	152,641
Services	51,930	48,603	155,167	143,279
Total	120,904	106,040	364,468	295,920
Gross profit	530,611	477,212	1,556,951	1,440,086
Operating expenses
Sales and marketing	237,375	211,808	696,829	622,799
Research and development	133,283	115,991	387,927	321,024
General and administrative	63,541	61,792	204,534	194,809
Restructuring charges	—	—	—	7,800
Total	434,199	389,591	1,289,290	1,146,432
Income from operations	96,412	87,621	267,661	293,654
Other (loss) income, net	(2,163)	141	(4,223)	5,220
Income before income taxes	94,249	87,762	263,438	298,874
Provision for income taxes	4,645	17,890	42,915	69,096
Net income	$89,604	$69,872	$220,523	$229,778
Net income per share — basic	$1.49	$1.15	$3.63	$3.78
Weighted average shares — basic	60,186	60,978	60,768	60,831
Net income per share — diluted	$1.46	$1.14	$3.55	$3.76
Weighted average shares — diluted	61,351	61,415	62,064	61,182
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Net income	$89,604	$69,872	$220,523	$229,778
Other comprehensive income (loss):
Foreign currency translation adjustment	491	184	928	(768)
Available-for-sale securities:
Unrealized (losses) gains on securities, net of taxes of $(33) and $490 for the three months ended June 30, 2021 and 2020, respectively, and $(225) and $146 for the nine months ended June 30, 2021 and 2020, respectively	(246)	4,061	(1,397)	1,230
Reclassification adjustment for realized losses included in net income, net of taxes of $(4) and $(47) for the three months ended June 30, 2021 and 2020, respectively, and $(65) and $(65) for the nine months ended June 30, 2021 and 2020, respectively	14	163	250	233
Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(232)	4,224	(1,147)	1,463
Total other comprehensive income (loss)	259	4,408	(219)	695
Comprehensive income	$89,863	$74,280	$220,304	$230,473
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(In thousands)
	Three months ended June 30, 2020
Balances, March 31, 2020	60,629	$223,101	$(22,903)	$1,797,996	$1,998,194
Exercise of employee stock options	41	987	—	—	987
Issuance of stock under employee stock purchase plan	250	29,570	—	—	29,570
Issuance of restricted stock	244	—	—	—	—
Stock-based compensation	—	50,868	—	—	50,868
Net income	—	—	—	69,872	69,872
Other comprehensive income	—	—	4,408	—	4,408
Balances, June 30, 2020	61,164	$304,526	$(18,495)	$1,867,868	$2,153,899

	Three months ended June 30, 2021
Balances, March 31, 2021	60,052	$39,507	$(19,194)	$1,987,506	$2,007,819
Exercise of employee stock options	47	1,201	—	—	1,201
Issuance of stock under employee stock purchase plan	312	34,810	—	—	34,810
Issuance of restricted stock	353	—	—	—	—
Repurchase of common stock	(449)	(100,000)	—		(100,000)
Settlement of forward contract under accelerated share repurchase program ("ASR")	—	100,000	—	—	100,000
Taxes paid related to net share settlement of equity awards	(16)	(2,992)	—	—	(2,992)
Stock-based compensation	—	61,468	—	—	61,468
Net income	—	—	—	89,604	89,604
Other comprehensive income	—	—	259	—	259
Balances, June 30, 2021	60,299	$133,994	$(18,935)	$2,077,110	$2,192,169

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
(unaudited, in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(In thousands)
	Nine months ended June 30, 2020
Balances, September 30, 2019	60,367	$142,597	$(19,190)	$1,638,090	$1,761,497
Exercise of employee stock options	72	1,760	—	—	1,760
Issuance of stock under employee stock purchase plan	419	50,239	—	—	50,239
Issuance of restricted stock	748	—	—	—	—
Repurchase of common stock	(442)	(50,009)	—	—	(50,009)
Stock-based compensation	—	159,939	—	—	159,939
Net income	—	—	—	229,778	229,778
Other comprehensive income	—	—	695	—	695
Balances, June 30, 2020	61,164	$304,526	$(18,495)	$1,867,868	$2,153,899

	Nine months ended June 30, 2021
Balances, September 30, 2020	61,099	$305,453	$(18,716)	$1,945,531	$2,232,268
Exercise of employee stock options	130	3,810	—	—	3,810
Issuance of stock under employee stock purchase plan	543	60,888	—	—	60,888
Issuance of restricted stock	1,095	—	—	—	—
Repurchase of common stock	(2,501)	(411,056)	—	(88,944)	(500,000)
Taxes paid related to net share settlement of equity awards	(67)	(10,920)	—	—	(10,920)
Stock-based compensation	—	185,819	—	—	185,819
Net income	—	—	—	220,523	220,523
Other comprehensive loss	—	—	(219)	—	(219)
Balances, June 30, 2021	60,299	$133,994	$(18,935)	$2,077,110	$2,192,169
The accompanying notes are an integral part of these consolidated financial statements.

F5 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended June 30,
	2021	2020
Operating activities
Net income	$220,523	$229,778
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	182,757	149,315
Depreciation and amortization	84,985	69,337
Non-cash operating lease costs	28,937	29,731
Deferred income taxes	(78,092)	4,357
Impairment of assets	40,698	—
Other	604	168
Changes in operating assets and liabilities (excluding effects of the acquisition of businesses):
Accounts receivable	(88,685)	38,024
Inventories	5,249	5,575
Other current assets	(32,670)	(33,572)
Other assets	(58,565)	(5,659)
Accounts payable and accrued liabilities	13,586	(1,538)
Deferred revenue	167,199	37,934
Lease liabilities	(38,383)	(38,456)
Net cash provided by operating activities	448,143	484,994
Investing activities
Purchases of investments	(255,259)	(390,696)
Maturities of investments	164,900	322,271
Sales of investments	271,521	309,040
Acquisition of businesses, net of cash acquired	(411,319)	(955,574)
Purchases of property and equipment	(23,534)	(47,857)
Net cash used in investing activities	(253,691)	(762,816)
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	64,698	51,999
Repurchase of common stock	(500,000)	(50,009)
Proceeds from term debt agreement	—	400,000
Payments on term debt agreement	(15,000)	(5,000)
Payments for debt issuance costs	—	(3,040)
Taxes paid related to net share settlement of equity awards	(10,920)	—
Net cash (used in) provided by financing activities	(461,222)	393,950
Net (decrease) increase in cash, cash equivalents and restricted cash	(266,770)	116,128
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,107	(856)
Cash, cash equivalents and restricted cash, beginning of period	852,826	602,254
Cash, cash equivalents and restricted cash, end of period	$587,163	$717,526
Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$46,178	$45,399
Cash paid for interest on long-term debt	$4,003	$4,330
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$11,622	$399,203
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
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses for any potential uncollectible amounts. The allowance for credit losses is based on the assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for credit losses on a collective basis by considering the age of each outstanding invoice, each customer’s expected ability to pay and collection history, current market conditions, and reasonable and supportable forecasts of future economic conditions to determine whether the allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. For the three and nine months ended June 30, 2021 and 2020, the allowance for credit losses activity was not significant.
There have been no additional changes to the Company's significant accounting policies as of and for the nine months ended June 30, 2021.
2. Revenue from Contracts with Customers
Capitalized Contract Acquisition Costs
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the nine months ended June 30, 2021 and 2020 (in thousands):

	Nine months ended June 30,
	2021	2020
Balance, beginning of period	$70,396	$59,446
Additional capitalized contract acquisition costs	30,431	31,759
Amortization of capitalized contract acquisition costs	(25,223)	(24,768)
Balance, end of period	$75,604	$66,437
Amortization of capitalized contract acquisition costs was $8.6 million and $7.8 million for the three months ended June 30, 2021 and 2020, respectively, and $25.2 million and $24.8 million for the nine months ended June 30, 2021 and 2020, respectively, and is recorded in Sales and Marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.
Contract Balances
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to the Company's contracts with customers. The Company records assets for amounts related to performance obligations that are satisfied but not yet billed and/or collected, in addition to contracts that have started, but have not been fully billed. These assets are recorded as contract assets rather than receivables when receipt of the consideration is conditional on something other than the passage of time. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. These liabilities are classified as current and non-current deferred revenue.

The table below shows significant movements in contract assets (current and noncurrent) for the nine months ended June 30, 2021 and 2020 (in thousands):

	Nine months ended June 30,
	2021	2020
Balance, beginning of period	$200,472	$132,492
Revenue recognized during period but not yet billed	47,891	22,213
Contract asset additions	143,321	80,243
Contract assets acquired through acquisition of businesses	—	6,045
Contract assets reclassified to accounts receivable	(105,605)	(62,523)
Balance, end of period	$286,079	$178,470
As of June 30, 2021, contract assets that are expected to be reclassified to receivables within the next 12 months are included in other current assets, with those expected to be transferred to receivables in more than 12 months included in other assets. There were no impairments of contract assets during the nine months ended June 30, 2021 and 2020.
The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the nine months ended June 30, 2021 and 2020 (in thousands):

	Nine months ended June 30,
	2021	2020
Balance, beginning of period	$1,272,632	$1,198,116
Amounts added but not recognized as revenues	946,186	740,050
Deferred revenue acquired through acquisition of businesses	779	39,000
Revenues recognized related to the opening balance of deferred revenue	(778,987)	(702,114)
Balance, end of period	$1,440,610	$1,275,052
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. As of June 30, 2021, the total non-cancelable remaining performance obligations under the Company's contracts with customers was approximately $1.4 billion and the Company expects to recognize revenues on approximately 66.1% of these remaining performance obligations over the next 12 months, 20.4% in year two, and the remaining balance thereafter.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements at June 30, 2021, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2021
Cash equivalents	$36,992	$8,156	$—	$45,148
Short-term investments
Available-for-sale securities — corporate bonds and notes	—	104,938	—	104,938
Available-for-sale securities — municipal bonds and notes	—	8,465	—	8,465
Available-for-sale securities — U.S. government securities	—	64,875	—	64,875
Available-for-sale securities — U.S. government agency securities	—	5,830	—	5,830
Long-term investments
Available-for-sale securities — certificates of deposits	—	257	—	257
Available-for-sale securities — corporate bonds and notes	—	39,293	—	39,293
Available-for-sale securities — municipal bonds and notes	—	6,939	—	6,939
Available-for-sale securities — U.S. government securities	—	25,460	—	25,460
Available-for-sale securities — U.S. government agency securities	—	23,273	—	23,273
Total	$36,992	$287,486	$—	$324,478

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
There were no long-lived asset impairment charges for the third quarter of fiscal 2021. During the second quarter of fiscal 2021, the Company recorded an impairment of $23.5 million against the operating lease right-of-use asset related to the permanent exit of six floors in its corporate headquarters. Impairment charges for the second quarter of fiscal 2021 also included $10.3 million for tenant improvements and other fixed assets associated with the exited floors. In the first quarter of fiscal 2021, the Company recorded an impairment of $6.7 million against the operating lease right-of-use asset related to the integration of the former Shape headquarters in Santa Clara, California. Impairment charges for the first quarter of fiscal 2021 also included $0.2 million for other fixed assets associated with the Shape headquarters in Santa Clara, California. The Company calculated the fair value of the right-of-use assets, tenant improvements and other fixed assets based on estimated future discounted cash flows and classified the fair value as a Level 3 measurement due to the significance of unobservable inputs, which included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term and the discount rate. The impairment charges for the nine months ended June 30, 2021 were allocated to various expense line items on the Company’s consolidated income statements based on the teams that previously worked out of the exited space.
Impairment charges were allocated to the following income statement line items for the three and nine months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Cost of net product revenue	$—	$—	$2,865	$—
Cost of net service revenue	—	—	3,492	—
Sales and marketing	—	—	11,515	—
Research and development	—	—	12,974	—
General and administrative	—	—	9,852	—
Total impairment charges	$—	$—	$40,698	$—

During the three and nine months ended June 30, 2021 and 2020, the Company did not recognize any impairment charges related to goodwill or other intangible assets.
4. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

June 30, 2021	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$104,722	$240	$(24)	$104,938
Municipal bonds and notes	8,463	2	—	8,465
U.S. government securities	64,881	1	(7)	64,875
U.S. government agency securities	5,829	1	—	5,830
	$183,895	$244	$(31)	$184,108

September 30, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$188,932	$736	$(6)	$189,662
Municipal bonds and notes	6,143	3	—	6,146
U.S. government securities	117,363	14	(3)	117,374
U.S. government agency securities	47,148	3	—	47,151
	$359,586	$756	$(9)	$360,333
Long-term investments consist of the following (in thousands):

June 30, 2021	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposits	$257	$—	$—	$257
Corporate bonds and notes	39,314	11	(32)	39,293
Municipal bonds and notes	6,942	1	(4)	6,939
U.S. government securities	25,467	—	(7)	25,460
U.S. government agency securities	23,286	—	(13)	23,273
	$95,266	$12	$(56)	$95,222

September 30, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$102,206	$756	$(23)	$102,939
	$102,206	$756	$(23)	$102,939
Interest income from investments was $0.3 million and $2.2 million for the three months ended June 30, 2021 and 2020, respectively, and $2.1 million and $11.1 million for the nine months ended June 30, 2021 and 2020, respectively. Interest income is included in other income, net on the Company's consolidated income statements.

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2021 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$70,533	$(56)	$—	$—	$70,533	$(56)
Municipal bonds and notes	8,384	(4)	—	—	8,384	(4)
U.S. government securities	73,820	(14)	—	—	73,820	(14)
U.S. government agency securities	23,440	(13)	—	—	23,440	(13)
Total	$176,177	$(87)	$—	$—	$176,177	$(87)
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
The Company invests in securities that are rated investment grade. The Company reviews the individual securities in its portfolio to determine whether a credit loss exists by comparing the extent to which the fair value is less than the amortized cost and considering any changes to ratings of a security by a ratings agency. The Company determined that as of June 30, 2021, there were no credit losses on any investments within its portfolio.
5. Business Combinations
Fiscal Year 2021 Acquisition of Volterra, Inc.
On January 5, 2021, the Company entered into a Merger Agreement (the “Merger Agreement”) with Volterra, Inc. ("Volterra"), a provider of edge-as-a-service platform solutions. The transaction closed on January 22, 2021 with Volterra becoming a wholly-owned subsidiary of F5.
Pursuant to the Merger Agreement, at the effective time of the Merger, the capital stock of Volterra and the vested outstanding and unexercised stock options in Volterra were cancelled and converted to the right to receive approximately $427.2 million in cash, subject to certain adjustments and conditions set forth in the Merger Agreement. The unvested stock options and restricted stock units in Volterra held by continuing employees of Volterra were assumed by F5, on the terms and conditions set forth in the Merger Agreement. The Company incurred $9.5 million of transaction costs associated with the acquisition in the first and second fiscal quarters of 2021, which was included in General and Administrative expenses.
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
The measurement period for the Shape acquisition lapsed in the second quarter of fiscal 2021. In the first and second fiscal quarters of 2021, the Company recorded a net decrease to the carrying amount of goodwill of $0.7 million to reflect the final adjustments to consideration exchanged for the purchase of Shape within the post-close measurement period.
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
6. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows for the periods presented (in thousands):

	June 30, 2021	September 30, 2020
Cash and cash equivalents	$583,811	$849,556
Restricted cash included in other assets, net	3,352	3,270
Total cash, cash equivalents and restricted cash	$587,163	$852,826

Inventories
Inventories consist of the following (in thousands):

	June 30, 2021	September 30, 2020
Finished goods	$13,729	$17,096
Raw materials	8,920	10,802
	$22,649	$27,898
Other Current Assets
Other current assets consist of the following (in thousands):

	June 30, 2021	September 30, 2020
Contract assets, current	$176,383	$138,096
Prepaid expenses	53,274	47,197
Capitalized contract acquisition costs, current	32,859	29,650
Other	30,730	44,563
	$293,246	$259,506
Other Assets
Other assets, net consist of the following (in thousands):

	June 30, 2021	September 30, 2020
Intangible assets, net	$262,518	$225,900
Contract assets, net of current	109,696	62,377
Capitalized contract acquisition costs, net of current	42,744	40,746
Other	19,839	18,424
	$434,797	$347,447
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2021	September 30, 2020
Payroll and benefits	$165,262	$169,708
Operating lease liabilities, current	50,136	46,010
Income and other tax accruals	51,357	33,048
Other	67,533	72,632
	$334,288	$321,398
Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	June 30, 2021	September 30, 2020
Income taxes payable	$75,218	$49,846
Other	9,519	9,665
	$84,737	$59,511

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
Borrowings under the Term Loan Facility bear interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Term Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. Interest on the outstanding principal of borrowings is currently due quarterly in arrears. As of June 30, 2021, the margin for LIBOR-based loans was 1.125% and the margin for alternate base rate loans was 0.125%.
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
 Among certain affirmative and negative covenants provided in the Term Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on its outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. As of June 30, 2021, the Company was in compliance with all covenants.
As of June 30, 2021, $375.0 million of principal amount under the Term Loan Facility was outstanding, excluding unamortized debt issuance costs of $1.1 million. The weighted average interest rate on the principal amount under the Term Loan Facility outstanding balance was 1.332% and 1.371% for the three and nine months ended June 30, 2021, respectively. The weighted average interest rate on the principal amount under the Term Loan Facility outstanding balance was 2.217% and 2.451% for the three and nine months ended June 30, 2020, respectively. The following table presents the scheduled principal maturities as of June 30, 2021 (in thousands):

Fiscal Years Ending September 30:	Amount
2021 (remainder)	$5,000
2022	20,000
2023	350,000
Total	$375,000
Revolving Credit Agreement
On January 31, 2020, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). The Company has the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. The Revolving Credit Agreement also requires payment of a commitment fee calculated at a rate per annum of 0.125% to 0.300% depending on the Company's leverage ratio on the undrawn portion of the Revolving Credit Facility. Commitment fees incurred during the three and nine months ended June 30, 2021 were not material.

The Revolving Credit Facility matures on January 31, 2025, at which time any remaining outstanding principal of borrowings under the Revolving Credit Facility is due. The Company has the option to request up to two extensions of the maturity date in each case for an additional period of one year. Among certain affirmative and negative covenants provided in the Revolving Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. As of June 30, 2021, the Company was in compliance with all covenants. As of June 30, 2021, there were no outstanding borrowings under the Revolving Credit Facility, and the Company had available borrowing capacity of $350.0 million.
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
The components of the Company's operating lease expenses for the three and nine months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Operating lease expense	$11,899	$13,431	$36,238	$37,724
Short-term lease expense	741	878	2,302	2,505
Variable lease expense	6,478	6,062	18,814	16,163
Total lease expense	$19,118	$20,371	$57,354	$56,392
Variable lease expense primarily consists of common area maintenance and parking expenses.
Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

	June 30, 2021	September 30, 2020
Operating lease right-of-use assets, net	$253,163	$300,680

Operating lease liabilities, current[1]	50,136	46,010
Operating lease liabilities, long-term	308,156	338,715
Total operating lease liabilities	$358,292	$384,725

Weighted average remaining lease term (in years)	9.8	10.2
Weighted average discount rate	2.59%	2.58%
(1)Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheets.

As of June 30, 2021, the future operating lease payments for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2021 (remainder)	$11,680
2022	61,270
2023	48,072
2024	40,734
2025	33,542
2026	26,665
Thereafter	191,194
Total lease payments	413,157
Less: imputed interest	(54,865)
Total lease liabilities	$358,292
Operating lease liabilities above do not include sublease income. As of June 30, 2021, the Company expects to receive sublease income of approximately $6.7 million, which consists of $0.9 million to be received for the remainder of fiscal 2021 and $5.8 million to be received over the two fiscal years thereafter. There were no impairments against the operating lease right-of-use asset in the third quarter of fiscal 2021. In the second quarter of fiscal 2021, the Company recorded an impairment of $23.5 million against the operating lease right-of-use asset related to the exit of six floors in its corporate headquarters. In the first quarter of fiscal 2021, the Company recorded an impairment of $6.7 million against the right-of-use asset related to the integration of the former Shape headquarters in Santa Clara, California.
As of June 30, 2021, the Company had no significant operating leases that were executed but not yet commenced.
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of June 30, 2021 and September 30, 2020 were not material.
Commitments
As of June 30, 2021, the Company's principal commitments consisted of borrowings under the Term Loan Facility and obligations outstanding under operating leases. Refer to Note 7 for the scheduled principal maturities of the Term Loan Facility as of June 30, 2021.
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
Legal Proceedings
Lynwood Investment CY Limited v. F5 Networks et al.
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
On April 29, Lynwood filed its amended complaint, seeking the same relief against the Company and other defendants. On May 27, 2021, the Company and other defendants filed a consolidated motion to dismiss the claims Lynwood had selected to proceed to litigate through trial, reserving their right to move to dismiss the 16 stayed claims once the Court lifts the stay. The motion to dismiss is set to be heard by the Court on October 14, 2021. In the meantime, pursuant to the Court’s order, the parties held a private mediation on May 27, 2021. The matter did not resolve.
Proven Networks LLC Litigations
Proven Networks LLC (“Proven”) is a non-practicing entity (NPE) whose sole business is acquiring patents and filing lawsuits alleging infringement of those patents to extract licensing fees. Proven acquired a portfolio of Acatel-Lucent patents and is asserting various patents from that portfolio against more than a dozen technology companies in courts in California and Texas, in the International Trade Commission and in foreign courts. Proven is currently pursuing three actions against the Company. In each of these cases, Management believes that the Company has strong non-infringement and invalidity defenses against the asserted patents and intends to vigorously defend these lawsuits.
1.Proven Networks, LLC v. F5 Networks, Inc. (Northern District of California and Western District of Texas)
On April 13, 2020, Proven filed a lawsuit in the United States District Court for the Northern District of California against the Company alleging infringement of four U.S. patents. Prior to the Company’s response to Proven’s complaint, Proven dismissed its claims on two of the asserted patents with prejudice. For the two remaining patents, the Company filed a motion to dismiss those patents as ineligible for patenting under 35 U.S.C. Sect. 101. Prior to the California court’s decision on these motions, however, the case against F5 was moved to the Western District of Texas for pretrial proceedings along with 15 other defendants as part of a Multi-District Litigation (“MDL”). F5 case is set for a second phase of the MDL proceedings for which the Court has not yet entered a case schedule. The Company has also petitioned the U.S. Patent and Trademark office for an inter partes review (“IPR”) of one of the patents being asserted against it. Two other co-defendants have filed IPRs for the other patent being asserted against the Company, and the Company has submitted a request to join one of those IPRs. The Company has strong non-infringement and invalidity defenses against the asserted patents.
2.Proven Networks, LLC v. F5 Networks, Inc. (International Trade Commission)
On May 28, 2021, Proven filed a complaint in the International Trade Commission against the Company. In its complaint, Proven alleges that Company products – particularly the Policy Enforcement Manager (“PEM”) module - infringe a patent owned by Proven. Proven has filed two requests for extensions delaying the institution of the ITC investigation, with the current timing for institution estimated to be mid-August, 2021. Management believes that the Company has strong non-infringement and invalidity defenses against the asserted patent and intends to vigorously defend this lawsuit.

3.Proven Networks, LLC v. F5 Networks, Inc. (Munich, Germany)
On September 14 and 15, 2020, respectively, Proven filed two lawsuits against the Company in the Regional Court in Munich, Germany. Each suit also names a German distributor of the Company. One suit alleges infringement of the European counterpart of one of the patents previously asserted against the Company in the California and Texas cases and the other suit alleges another patent that is not involved in the California and Texas cases. In response to Proven’s infringement actions, the Company has filed nullity actions against both patents at the Federal Patent Court in Munich. These cases are still in the early stages. Like the cases in the U.S., the Company believes that it has strong defenses to Proven’s claims.
In addition to the above matters, the Company is subject to a variety of legal proceedings, claims, investigations, and litigation arising in the ordinary course of business, including intellectual property litigation. Management believes that the Company has meritorious defenses to the allegations made in its pending cases and intends to vigorously defend these lawsuits; however, the Company is unable currently to determine the ultimate outcome of these or similar matters or the potential exposure to loss, if any. There are many uncertainties associated with any litigation and these actions or other third-party claims against the Company may cause it to incur costly litigation and/or substantial settlement charges that could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.
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
The effective tax rate was 4.9% and 16.3% for the three and nine months ended June 30, 2021, respectively, compared to 20.4% and 23.1% for the three and nine months ended June 30, 2020, respectively. The decrease in the effective tax rate for the three and nine months ended June 30, 2021 as compared to the three and nine months ended June 30, 2020 is primarily due to the discrete impact from filing of the Company’s fiscal year 2020 U.S. federal income tax return during the period ended June 30, 2021, and the tax impact of stock-based compensation.
At June 30, 2021, the Company had $77.2 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2016. Major jurisdictions where there are wholly owned subsidiaries of F5 Networks, Inc. which require income tax filings include the United Kingdom, Singapore, and Israel. The earliest periods open for review by local taxing authorities are fiscal years 2019 for the United Kingdom, 2016 for Singapore, and 2013 for Israel. The Company is currently under audit by various states for fiscal years 2015 through 2019, and by various foreign jurisdictions including Israel for fiscal years 2013 to 2017, Saudi Arabia for fiscal years 2015 to 2020, and Singapore for fiscal year 2018. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal year 2017 federal income tax return, fiscal years 2016 and 2017 state income tax returns, and fiscal years 2014 to 2019 foreign income tax returns.

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
On February 3, 2021, the Company entered into Accelerated Share Repurchase (ASR) agreements with two financial institutions under which the Company paid an aggregate of $500 million. The ASR agreements were accounted for as two separate transactions (1) a repurchase of common stock and (2) an equity-linked contract on the Company's own stock. Upon execution of the ASR agreements, the Company received an initial delivery of 2.1 million shares for an aggregate price of $400 million, based on the market price of $194.91 per share of the Company's common stock on the date of the transaction. The initial shares received by the Company were retired immediately upon receipt. The equity-linked contract for the remaining $100 million, representing remaining shares to be delivered by the financial institutions under the ASR agreements, was recorded to common stock as of March 31, 2021 and was settled in the third quarter of fiscal 2021 with the Company receiving 449,049 additional shares, which were retired immediately upon receipt. The total ASR resulted in a repurchase of 2.5 million shares of the Company's common stock at a volume weighted average repurchase price, less an agreed upon discount, of $199.90 per share. The shares received by the Company were retired, accounted for as a reduction to stockholder’s equity in the Condensed Consolidated Balance Sheets, and treated as a repurchase of common stock for purposes of calculating earnings per share. The Company was not required to make any additional cash payments or delivery of common stock to the financial institutions upon settlement of the agreements.
As of June 30, 2021, the Company had $773 million remaining authorized to purchase shares under its share repurchase program.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Numerator
Net income	$89,604	$69,872	$220,523	$229,778
Denominator
Weighted average shares outstanding — basic	60,186	60,978	60,768	60,831
Dilutive effect of common shares from stock options and restricted stock units	1,165	437	1,296	351
Weighted average shares outstanding — diluted	61,351	61,415	62,064	61,182
Basic net income per share	$1.49	$1.15	$3.63	$3.78
Diluted net income per share	$1.46	$1.14	$3.55	$3.76
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were not material for the three and nine months ended June 30, 2021 and 2020.
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
The following presents revenues by geographic region (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Americas:
United States	$348,345	$309,645	$992,090	$887,336
Other	21,031	22,155	66,474	71,312
Total Americas	369,376	331,800	1,058,564	958,648
EMEA	168,118	141,249	502,424	445,186
Asia Pacific	114,021	110,203	360,431	332,172
	$651,515	$583,252	$1,921,419	$1,736,006
The Company generates revenues from the sale of products and services. The Company continues to offer its products through a range of consumption models, from physical systems to software solutions and managed services. The following presents net product revenues by systems and software (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Net product revenues
Systems revenue	$180,448	$159,447	$559,970	$500,431
Software revenue	129,481	93,884	347,193	246,974
Total net product revenue	$309,929	$253,331	$907,163	$747,405
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Ingram Micro, Inc.	20.7%	16.0%	18.8%	16.6%
Arrow ECS	—	11.1%	—	10.3%
Synnex Corporation	12.0%	—	11.2%	—
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	June 30, 2021	September 30, 2020
United States	$158,232	$190,509
EMEA	21,161	20,361
Other countries	17,387	18,369
	$196,780	$229,239
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
•Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The decrease in cash and investments for the first nine months of fiscal year 2021 was primarily due to $411.3 million in cash paid for the acquisition of Volterra in the second quarter of fiscal 2021, partially offset by cash provided by operating activities of $448.1 million. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $23.5 million for the first nine months of fiscal year 2021 were primarily related to the expansion of our facilities to support our operations worldwide as well as investments in information technology infrastructure and equipment purchases to support our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. Additionally, on January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of June 30, 2021, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
•Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in the third quarter of fiscal year 2021 due to growth in the amount of annual maintenance contracts purchased on new products and maintenance renewal contracts related to our existing product installation base. In addition, we continued to see growth in our subscriptions business, including deferred revenue associated with the Volterra acquisition. Our days sales outstanding at the end of the third quarter of fiscal year 2021 was 53. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
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
While our analysis shows COVID-19 did not have a significant impact on our results of operations for the quarter ended June 30, 2021, the full impacts of the global pandemic on our business and financial outlook are currently unknown. We are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, or on our financial results.
Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
	(in thousands, except percentages)
Net Revenues
Products	$309,929	$253,331	$907,163	$747,405
Services	341,586	329,921	1,014,256	988,601
Total	$651,515	$583,252	$1,921,419	$1,736,006
Percentage of net revenues
Products	47.6%	43.4%	47.2%	43.1%
Services	52.4	56.6	52.8	56.9
Total	100.0%	100.0%	100.0%	100.0%
Net Revenues. Total net revenues increased 11.7% and 10.7% for the three and nine months ended June 30, 2021, respectively, from the comparable periods in the prior year. Overall revenue growth for the three and nine months ended June 30, 2021, was primarily due to increased software product revenue including our subscription-based software products and increased service revenues as a result of our increased installed base of products. International revenues represented 46.5% and 48.4% of total net revenues for the three and nine months ended June 30, 2021, respectively, compared to 46.9% and 48.9% for the same periods in the prior year, respectively.
Net Product Revenues. Net product revenues increased 22.3% and 21.4% for the three and nine months ended June 30, 2021, respectively, from the comparable periods on the prior year. The increase in net product revenues for the three and nine months ended June 30, 2021 was primarily due to an increase in software product sales compared to the same periods in the prior year.
The following presents net product revenues by systems and software:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
	(in thousands, except percentages)
Net product revenues
Systems revenue	$180,448	$159,447	$559,970	$500,431
Software revenue	129,481	93,884	347,193	246,974
Total net product revenue	$309,929	$253,331	$907,163	$747,405
Percentage of net product revenues
Systems revenue	58.2%	62.9%	61.7%	67.0%
Software revenue	41.8	37.1	38.3	33.0
Total net product revenue	100.0%	100.0%	100.0%	100.0%
Net Service Revenues. Net service revenues increased 3.5% and 2.6% for the three and nine months ended June 30, 2021, respectively, from the comparable periods in the prior year. The increase in net service revenues was primarily due to increases in the purchase or renewal of maintenance contracts driven by additions to our installed base of products.

The following distributors of our products accounted for more than 10% of total net revenue:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Ingram Micro, Inc.	20.7%	16.0%	18.8%	16.6%
Arrow ECS	—	11.1%	—	10.3%
Synnex Corporation	12.0%	—	11.2%	—
The following distributors of our products accounted for more than 10% of total receivables:

	June 30, 2021	September 30, 2020
Ingram Micro, Inc.	17.1%	14.1%
Arrow ECS	12.8%	—
Synnex Corporation	12.5%	11.4%
No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$68,974	$57,437	$209,301	$152,641
Services	51,930	48,603	155,167	143,279
Total	$120,904	$106,040	$364,468	$295,920
Gross profit	$530,611	$477,212	$1,556,951	$1,440,086
Percentage of net revenues and gross profit (as a percentage of related net revenue)
Products	22.3%	22.7%	23.1%	20.4%
Services	15.2	14.7	15.3	14.5
Total	18.6%	18.2%	19.0%	17.0%
Gross profit	81.4%	81.8%	81.0%	83.0%
Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, software-as-a-service infrastructure costs and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased $11.5 million and $56.7 million, or 20.1% and 37.1% for the three and nine months ended June 30, 2021, respectively, from the comparable periods in the prior year. The increase in cost of net product revenues was primarily due to software product revenue growth for the three and nine months ended June 30, 2021 from the comparable periods in the prior year.
Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and nine months ended June 30, 2021, cost of net service revenues as a percentage of net service revenues was 15.2% and 15.3%, respectively, compared to 14.7% and 14.5% for the comparable periods in the prior year, respectively. Professional services headcount at the end of June 2021 increased to 997 from 950 at the end of June 2020.

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$237,375	$211,808	$696,829	$622,799
Research and development	133,283	115,991	387,927	321,024
General and administrative	63,541	61,792	204,534	194,809
Restructuring charges	—	—	—	7,800
Total	$434,199	$389,591	$1,289,290	$1,146,432
Operating expenses (as a percentage of net revenue)
Sales and marketing	36.4%	36.3%	36.3%	35.9%
Research and development	20.5	19.9	20.2	18.5
General and administrative	9.7	10.6	10.6	11.2
Restructuring charges	—	—	—	0.4
Total	66.6%	66.8%	67.1%	66.0%
Sales and Marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased $25.6 million and $74.0 million, or 12.1% and 11.9% for the three and nine months ended June 30, 2021, respectively, from the comparable periods in the prior year. The increase in sales and marketing expense was primarily due to an increase of $11.6 million and $43.1 million in personnel costs for the three and nine months ended June 30, 2021, respectively, from the comparable periods in the prior year. Sales and marketing expenses for the nine months ended June 30, 2021 also included impairment charges of $11.5 million related to the exit of certain facilities. Sales and marketing headcount at the end of June 2021 increased to 2,449 from 2,386 at the end of June 2020. Sales and marketing expenses included stock-based compensation expense of $26.4 million and $78.7 million for the three and nine months ended June 30, 2021, respectively, compared to $21.8 million and $66.2 million for the same periods in the prior year, respectively.
Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased $17.3 million and $66.9 million, or 14.9% and 20.8% for the three and nine months ended June 30, 2021, respectively, from the comparable periods in the prior year. The increase in research and development expense was primarily due to an increase of $15.2 million and $43.6 million in personnel costs for the three and nine months ended June 30, 2021, respectively, from the comparable periods in the prior year. Research and development expenses for the nine months ended June 30, 2021 also included impairment charges of $13.0 million related to the exit of certain facilities. Research and development headcount at the end of June 2021 increased to 1,881 from 1,771 at the end of June 2020. Research and development expenses included stock-based compensation expense of $17.3 million and $50.0 million for the three and nine months ended June 30, 2021, respectively, compared to $13.1 million and $36.9 million for the same periods in the prior year, respectively.
General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, facilities and depreciation expenses. General and administrative expenses increased $1.7 million and $9.7 million, or 2.8% and 5.0% for the three and nine months ended June 30, 2021, respectively, from the comparable periods in the prior year. The increase in general and administrative expense was primarily due to an increase of $3.6 million and $9.4 million in personnel costs for the three and nine months ended June 30, 2021, respectively, from the comparable periods in the prior year. General and administrative expenses for the nine months ended June 30, 2021 also included impairment charges of $9.9 million related to the exit of certain facilities. General and administrative headcount at the end of June 2021 increased to 802 from 679 at the end of June 2020. General and administrative expenses included stock-based compensation expense of $10.5 million and $32.1 million for the three and nine months ended June 30, 2021, respectively, compared to $9.2 million and $28.0 million for the same periods in the prior year, respectively.
Restructuring Charges. In the first fiscal quarter of 2020, we completed a restructuring plan to align strategic and financial objectives and optimize resources for long term growth. As a result of these initiatives, we recorded a restructuring charge of $7.8 million related to a reduction in workforce that is reflected in our results for the nine months ended June 30, 2020. There were no restructuring expenses recorded for the nine months ended June 30, 2021.

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$96,412	$87,621	$267,661	$293,654
Other income, net	(2,163)	141	(4,223)	5,220
Income before income taxes	94,249	87,762	263,438	298,874
Provision for income taxes	4,645	17,890	42,915	69,096
Net income	$89,604	$69,872	$220,523	$229,778
Other income and income taxes (as percentage of net revenue)
Income from operations	14.8%	15.0%	13.9%	16.9%
Other income, net	(0.3)	—	(0.2)	0.3
Income before income taxes	14.5	15.0	13.7	17.2
Provision for income taxes	0.7	3.0	2.2	4.0
Net income	13.8%	12.0%	11.5%	13.2%
Other Income, Net. Other income, net consists primarily of interest income and expense and foreign currency transaction gains and losses. The decrease in other income, net for the three and nine months ended June 30, 2021 was primarily due to a decrease in interest income of $1.9 million and $9.0 million, respectively, from our investments compared to the same periods in the prior year.
Provision for Income Taxes. The effective tax rate was 4.9% and 16.3% for the three and nine months ended June 30, 2021, respectively, compared to 20.4% and 23.1% for the three and nine months ended June 30, 2020, respectively. The decrease in the effective tax rate for the three and nine months ended June 30, 2021 as compared to the three and nine months ended June 30, 2020 is primarily due to the discrete impact from filing of the company’s fiscal year 2020 U.S. federal income tax return during the period ended June 30, 2021 and the tax impact of stock-based compensation.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at June 30, 2021 and September 30, 2020 were $126.9 million and $44.6 million, respectively. The net deferred tax assets include valuation allowances of $41.6 million and $32.6 million as of June 30, 2021 and September 30, 2020, respectively, which are primarily related to certain state and foreign net operating loss and tax credit carryforwards.
Our worldwide effective tax rate may fluctuate based on a number of factors, including variations in projected taxable income in the various geographic locations in which we operate, the impact of stock-based compensation, changes in the valuation of our net deferred tax assets, resolution of potential exposures, tax positions taken on tax returns filed in the various geographic locations in which we operate, and the introduction of new accounting standards or changes in tax laws or interpretations thereof in the various geographic locations in which we operate. We have recorded liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. The ultimate resolution of these potential exposures may be greater or less than the liabilities recorded which could result in an adjustment to our future tax expense.
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $863.1 million as of June 30, 2021, compared to $1,312.8 million as of September 30, 2020, representing a decrease of $449.7 million. The decrease was primarily due to $411.3 million in cash paid for the acquisition of Volterra in the second quarter of fiscal 2021, partially offset by cash provided by operating activities of $448.1 million for the nine months ended June 30, 2021. Cash provided by operating activities for the first nine months of fiscal year 2021 resulted from net income of $220.5 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation and amortization charges.
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

Cash used in investing activities was $253.7 million for the nine months ended June 30, 2021, compared to cash used in investing activities of $762.8 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions and capital expenditures. The amount of cash used in investing activities for the nine months ended June 30, 2021 was primarily the result of $411.3 million in cash paid for the acquisition of Volterra and $255.3 million in purchases of investments, partially offset by $164.9 million in maturities of investments and $271.5 million in sales of investments.
Cash used in financing activities was $461.2 million for the nine months ended June 30, 2021, compared to cash provided by financing activities of $394.0 million for the same period in the prior year. Our financing activities for the nine months ended June 30, 2021 primarily consisted of $500.0 million in cash used to repurchase shares under our Accelerated Share Repurchase agreements, as well as $15.0 million in cash used to make principal payments on our term loan and $10.9 million in cash used for taxes related to net share settlement of equity awards. Cash used in financing activities was partially offset by $64.7 million of cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan.
On January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of June 30, 2021, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
On February 3, 2021, we entered into Accelerated Share Repurchase ("ASR") agreements with two financial institutions under which we paid an aggregate of $500 million. See Note 11, Shareholders' Equity, for additional information on the ASR program.
Obligations and Commitments
As of June 30, 2021, our principal commitments consisted of borrowings under the Term Loan Facility and obligations outstanding under operating leases.
In connection with the acquisition of Shape, on January 24, 2020, we entered into a Term Credit Agreement ("Term Credit Agreement") with certain institutional lenders that provides for a senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the "Term Loan Facility"). The proceeds from the Term Loan Facility were primarily used to finance the acquisition of Shape and related expenses. As of June 30, 2021, $375.0 million of principal amount under the Term Loan Facility was outstanding. There is a financial covenant that requires us to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on our outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. We will monitor the effect that the COVID-19 pandemic may have on our leverage ratio calculation but do not believe there will be a material impact to the interest payable on our borrowings under the Term Loan Facility. Refer to Note 7 for the scheduled principal maturities of the Term Loan Facility as of June 30, 2021.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of June 30, 2021. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of June 30, 2021, 42.8% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
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
The Term Loan Facility requires us to maintain a leverage ratio financial covenant, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on our outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. At any time, a sharp rise in market interest rates could have a material adverse impact on the interest payable on outstanding principal borrowings on our Term Loan Facility. We monitor our interest rate and credit risks, which include the effect that the COVID-19 pandemic may have on interest rates on principal borrowings under the Term Loan Facility. As of June 30, 2021, we have not noted any adverse impacts to interest rates that would have a material impact to interest owed on principal borrowings.
Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine month period ended June 30, 2021, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2020.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
During the third fiscal quarter, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
On October 31, 2018, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This authorization is incremental to the existing $4.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions, accelerated share repurchase programs, or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of June 30, 2021, the Company had $773 million remaining authorized to purchase shares under its share repurchase program.
Shares repurchased and retired for the three months ended June 30, 2021 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan[2]
April 1, 2021 — April 30, 2021	449,049	$199.90[3]	449,049	$772,511
May 1, 2021 — May 31, 2021	15,999	$183.70	—	$772,511
June 1, 2021 — June 30, 2021	—	—	—	$772,511
(1)Includes 15,999 shares withheld from restricted stock units that vested in the third quarter of 2021 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of such awards do not deplete the dollar amount available for purchases under the repurchase program.
(3)As part of the Accelerated Share Repurchase (ASR) agreements, the average price paid per share was calculated using a volume weighted average repurchase price, less an agreed upon discount. Refer to Note 11 for information on the ASR agreements.

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

*     Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of August, 2021.

F5 NETWORKS, INC.

By:	/s/ FRANCIS J. PELZER
Francis J. Pelzer
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)