Form 10-K
period 2021-09-30
F5, INC.
filed 2021-11-16
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File Number 000-26041

F5, Inc.
(Exact name of Registrant as specified in its charter)

Washington	91-1714307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
801 5th Avenue
Seattle, Washington 98104
(Address of principal executive offices, including zip code)
(206) 272-5555
(Registrant’s telephone number, including area code)
F5 Networks, Inc.
(Former name or former address, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2021, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $12,481,712,486 based on the closing sales price of the Registrant’s Common Stock on the NASDAQ Global Select Market on that date.
As of November 8, 2021, the number of shares of the Registrant’s common stock outstanding was 61,229,388.

DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of this Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the Registrant’s Definitive Proxy Statement for the Annual Shareholders Meeting for fiscal year 2021, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this Report relates.

F5, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2021

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
Unless the context otherwise requires, in this Annual Report on Form 10-K, the terms “F5,” “the Company,” “we,” “us,” and “our” refer to F5, Inc. and its subsidiaries. Our fiscal year ends on September 30, and fiscal years are referred to by the calendar year in which they end. For example, “fiscal year 2021” and “fiscal 2021” refer to the fiscal year ended September 30, 2021.

Item 1.Business
General
F5 is a multi-cloud application security and delivery company. We see a world where we enable our customers’ applications to adapt to changing environments, automating redundant processes for greater efficiencies, expanding and contracting based on performance needs, protecting themselves, and securing points of vulnerability. Adaptive applications bring intelligence and real-time changes to the world of application deployments, which today are mostly static and manual.
Our enterprise-grade solutions are available in a range of consumption models, from on-premises to managed services, optimized for multi-cloud environments. In connection with our solutions, we offer a broad range of professional services, including consulting, training, installation, maintenance, and other technical support services.
On January 25, 2021, we completed the acquisition of Volterra, a provider of edge-as-a-service platform solutions. The F5+Volterra platform will be designed to address challenges found with current edge solutions that are built on CDNs and have limited security features. F5’s new enterprise-focused edge will be security-first and app-driven, with unlimited scale.
Our customers include large enterprise businesses, public sector institutions, governments, and service providers. We conduct our business globally and manage our business by geography. Our business is organized into three geographic regions: Americas; Europe, the Middle East, and Africa (EMEA); and the Asia Pacific region (APAC).
Our revenue is comprised of services revenue and product revenue. While the majority of our product revenue today is derived from appliance sales, we are actively managing a transformation to a software- and SaaS-driven business with product revenue from software sales growing 40% in fiscal year 2021 and representing 40% of product revenue.
At the end of fiscal 2021, we had product backlog of approximately $124.9 million. Backlog is primarily systems-based and represents orders confirmed with a purchase order for products to be fulfilled and invoiced, generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers, or product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be canceled by the customer prior to fulfillment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.
F5 was incorporated on February 26, 1996 in the state of Washington. Our headquarters is in Seattle, Washington, and our mailing address is 801 5th Avenue, Seattle, Washington 98104-1663. The telephone number at that location is (206) 272-5555. Our website is www.f5.com. We have 80 subsidiaries, branch offices, or representative offices worldwide. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably possible after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. The information posted on our website is not incorporated into this report.
Strategy and Priorities

F5 is focused on solving our customers’ most important application challenges and we have continued to evolve our business as our customer’s needs have changed. Today, our customers need to securely and cost effectively deliver extraordinary digital experiences to their end users, which include employees, consumers and partners. F5’s portfolio of multi-cloud application security and delivery technologies enables our customers to scale, secure and optimize both traditional and modern applications, making those amazing digital experiences possible. Adaptive applications utilize an architectural approach that can rapidly respond to changes in performance, global availability, or security problems across one or more infrastructure environments and with little to no human interaction. These apps are enabled by a near-real-time collection of live application telemetry, analyzed by machine learning and artificial intelligence techniques, and harnessed to automation toolchains to rapidly adjust infrastructure to new conditions.
Key components of our strategy include:
Bringing our adaptive application vision to life
F5 is uniquely positioned to deliver adaptive applications. Through our organic investments and the acquisitions of NGINX in May 2019, Shape Security in January 2020, and Volterra in January 2021, we have assembled the broadest portfolio of application security and delivery technologies in the market today. As a result of the continued evolution of our BIG-IP family, we enable customers to transition traditional applications from data centers to multi-cloud environments while maintaining private data center levels of security. At the same time, we are enabling modern application architectures with our NGINX technologies, F5 SaaS offerings, and Aspen Mesh. Our State of Application Strategy Report 2021 shows 87% of organizations are managing a complex application portfolio spanning traditional and modern architectures. F5 is unique in our ability to span both traditional and modern architectures, as a result, our customers are able to provision consistent, and industry-leading application security across their combined traditional and modern application portfolio. In addition, we are leveraging our access to application data and our analytics capabilities to enable automation and unlock business insights for our customers.
Transforming how customers experience F5
As we expand the role we play for our customers, we are also transforming how our customers experience F5. We have made it easier for our customers to procure, deploy, manage, and upgrade our technologies by introducing new consumption models and continuing to evolve our solutions’ capabilities.
As we have expanded our offerings, we are better able to solve a broader range of customer challenges and increasingly, customers are choosing a suite of F5 solutions. Going forward we will leverage and grow our foundational capabilities in data and insights, digital sales, and SaaS-delivered capabilities to deliver consistent world-class customer experiences, including simple, integrated and friction-free consumption of our technologies. We will continue to improve customer awareness and understanding of F5’s expanded portfolio with a focus on buying personas and business needs and intend to enhance our digital customer experiences to deliver both growth and efficiency.
Capturing growth in security and software
Our ability to serve both traditional and modern architectures means we are uniquely suited to provide consistent, industry-leading security across our customers entire application estate. Over the last ten years, enterprises were focused on protecting their networks from attack. Attacks are now focused on the applications with threats like malware, bots, and API penetration.
Our acquisition of Shape Security brings the leader in online fraud and abuse prevention, adding protection against automated attacks, bots, and targeted fraud, to F5’s world-class portfolio of application security and delivery technologies. Volterra’s SaaS platform will help detect threats more rapidly and reduce neutralization times. Together, F5’s portfolio provides maximum protection and reduced risk for all applications across data centers, cloud, and the edge. This reduces our customers’ total cost of application security by reducing standalone products and leveraging a unified portfolio of on-premises and SaaS-based controls.
In the last several years, we have significantly enhanced and expanded our software offerings. Our meaningful software growth over the last two years has largely been driven by steps we have taken to improve automation and orchestration in our BIG-IP software, making it easier to procure, deploy and upgrade, as well as the introduction of new flexible commercial models, including annual and longer-term subscriptions. We expect to drive continued software and SaaS growth from additional enhancements to our BIG-IP family, as well as advancements and continued customer adoption of NGINX, application security, Shape, and Volterra solutions.

F5 Products and Solutions
F5’s portfolio of multi-cloud application security and delivery technologies are enabling customers to address the challenges of delivering differentiated digital experiences to their customers.
Simplifying traditional app delivery for multi-cloud environments
Our BIG-IP family of offerings provides feature-rich, highly programmable and configurable application delivery solutions for traditional applications in enterprises and service providers. Traditional applications are based on monolithic, three-tier, or client-server architectures. Such traditional applications are the most ubiquitous application architecture today, and many organizations continue to rely exclusively on traditional applications to power the most mission-critical business applications, customer facing digital interfaces and internally used applications.
For most organizations, the priority around traditional applications is maximizing operational efficiency and minimizing the total cost of ownership. BIG-IP has established itself as the leading application security and delivery technology for traditional applications, providing load balancing, and DNS (domain name system) services. Many customers also use the advanced security capabilities of BIG-IP, including WAF (web application firewall), carrier-grade firewall and NAT (network address translation), identity-aware proxy, SSL-VPN, and SSL (securer sockets layer) offloading, that are available as tightly-integrated modules or extensions. Via the F5 Automation Toolchain, BIG-IP capabilities easily integrate into orchestration frameworks such as Ansible, HashiCorp Terraform, OpenShift, and Cloud Foundry as part of a CI/CD pipeline. BIG-IPs “best-of-suite” approach helps standardize and consolidate application delivery and security functions into a single solution, and enables automating the functions to reduce operational cost.
BIG-IP capabilities are available in software-only Virtual Editions (VEs) that deploy on any standard hypervisor in private and public clouds and are available in many performance throughput options. VEs can be deployed on public clouds, including Amazon Web Services, Microsoft Azure, and Google Cloud Platform, through Bring Your Own License (BYOL) and the public cloud marketplaces. VEs are available via utility pricing (via public cloud marketplaces), short- and long-term subscriptions, and perpetual licensing models. In addition, F5 offers customers additional licensing, consumption flexibility, and value via our flexible consumption program or multi-year subscriptions.
F5 BIG-IQ Centralized Management provides central management, analytics, and automation for BIG-IP instances. Available in virtual or physical form factors, BIG-IQ simplifies, enhances management of, and reduces customer operational costs associated with BIG-IP deployments.
F5’s physical systems are designed to enhance the performance of our software by leveraging a combination of custom FPGA logic and off-the-shelf silicon, providing a balance of cost and flexibility. Currently, we offer two types of physical configurations: BIG-IP iSeries appliances and chassis-based VIPRION and VELOS systems. Both BIG-IP iSeries and our chassis-based systems run the same BIG-IP software modules as are available in the Virtual Edition and are licensed on a perpetual basis or subscription basis. To help customers comply with regulatory requirements and protect sensitive data, our physical systems are certified up to NIST FIPS 140-2 Level 2 and Common Criteria Evaluation Assurance Level (EAL 4+). BIG-IP iSeries appliances and chassis-based systems differ primarily in their performance and size characteristics resulting from the hardware components and configurations that make up these systems. As we align to modern architectures, we also added the VELOS chassis-based system to our lineup. VELOS relies on a Kubernetes-based platform layer that is integrated tightly with F5’s TMOS software. In addition, going to a microservice-based platform layer allows VELOS to provide new and exciting features that were not possible in previous generations of F5 BIG-IP platforms.
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

We believe NGINX solutions help our customers enable adaptive applications in container, cloud-native, and microservices environments, providing the ease-of-use and flexibility developers require while also delivering the scale, security, reliability, and enterprise readiness network operations teams demand.
F5 SaaS offerings support modern cloud application delivery and security use cases for cloud-native applications, making it easier for developers and DevOps engineers to build in the application services required for production.
Securing applications and APIs everywhere
F5’s advanced application security services, including DDoS (distributed denial of service) mitigation, WAF (web application firewall), bot protection, SSL/TLS traffic decryption, and API discovery/control provide best-in-class protection for applications and infrastructure across any deployment model, from on-premises to multi-cloud to the network edge.
For protecting web applications from advanced threats and malware, F5 has several solutions. F5 Advanced WAF has been an industry-leading web application firewall for many years. It employs countermeasures to detect and stop evolving application-layer threats, integrating behavioral analysis and dynamic code injections as its two main mechanisms to more completely assess the threat associated with any given client session.
NGINX App Protect provides web application protection with self-service access and API-driven integration into automation and orchestration frameworks. Often referred to as “shifting security left,” this ensures security is applied earlier in the software development lifecycle and covers the full portfolio of modern and long-tail applications in the enterprise.
Shape's technology addresses the increasing sophistication of automated bot attacks as well as fraud and abuse. Shape’s artificial intelligence platform protects the largest banks, airlines, retailers, and federal agencies against bots and fraud which bypass best-practice industry security controls. Shape protects more than one billion accounts worldwide against credential stuffing attacks, the industry’s leading cybersecurity threat.
Shape’s advanced technology consists of next-generation client-side JavaScript and SDKs (software development kits), horizontally scalable reverse proxy and API services, and large-scale machine learning, analytics, and data platform systems, which work together to deliver the highest anti-fraud efficacy in the industry. This technology is sold as integrated, fully-managed services in an “outcome-as-a-service” cybersecurity model.
Volterra provides advanced machine learning (ML)-based API protection through API auto-discovery and control. Volterra VoltMesh automatically discovers all APIs in an application environment without the need for manual DevOps/DevSecOps actions. It then automatically allows only those APIs that are safe and required for a given workflow. It also baselines API activity and continually monitors for anomalous behavior to ensure ongoing protection in the often-dynamic environment of modern applications.
Silverline provides customers fully-managed application security. Current offerings include Silverline Web Application Firewall, Silverline DDoS Protection, and Silverline Threat Intelligence Services. These services provide enterprise and service provider customers with F5’s proven security technologies coupled with world-class security professionals. Silverline’s Security Operations Center experts set up, manage, and support each customer's application solutions as an extension to the customer’s staff. In F5’s third fiscal quarter, Shape technology was combined with F5's Silverline managed services platform to launch Silverline Shape Defense, creating a version of Shape’s technology platform capabilities for customers who prefer a managed service.
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
Competition
As F5 expands its reach and role into a broader set of multi-cloud solutions, the companies that we consider competitors evolves as well. In addition to server load balancing, traffic management, and other functions normally associated with application delivery, our suite of solutions has expanded our addressable market into security, and policy management, where we compete with a number of companies focused on niche areas of application security.
Within application delivery, we compete against Citrix Systems and a number of other competitors that have a smaller market presence or limited feature set, such as Amazon Web Services, HAProxy, Kemp Technologies, Microsoft Azure, and VMware.
We see emerging demand to support modern, container-based applications with new capabilities including managing APIs, optimizing Kubernetes traffic management, load balancing cloud-native and hybrid cloud applications and providing service mesh. For these use cases, we compete against emerging players like Apogee and Kong.
In application security, we compete with companies that provide web application firewalls, bot detection and mitigation, carrier-grade firewall, carrier-grade NAT, SSL orchestration, access policy management, DDoS protection, and fraud defense. Competitors include Akamai, Citrix Systems, Imperva, Juniper Networks, and Symantec/Blue Coat. With the addition of Shape, additional fraud, abuse, and analytics solutions become indirect competitors, including Akamai, Cloudflare, Imperva (Distil Networks), Fastly (Signal Sciences) and PerimeterX.
Volterra’s use cases include multi-cloud networking, as well as security offered as SaaS, competing with the likes of Imperva, Fastly, Akamai, and Cloudflare.
The principal competitive factors in the markets in which we compete include form factor, consumption model, ecosystem integrations, features and performance, customer support, brand recognition, scope of distribution and sales channels, and pricing. Some of our competitors have already tried or plan to adopt aggressive pricing policies to gain market share. However, because F5 offers superior performance, broad functionality, including lighter-weight options with NGINX and Volterra, we believe that we can and will compete effectively against such pricing policies.
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
Over 90 percent of our engineers are engaged in software, SaaS, and managed services development in several major locations including Seattle, Washington; Hyderabad, India; Tel Aviv, Israel; San Jose and San Francisco, California; Cork, Ireland; and Moscow, Russia.
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
We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. F5 holds 433 patents in the United States and has 59 international patents (with applications pending for various aspects of our technology). Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results, and financial condition.
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
During the fiscal years ended September 30, 2021, 2020 and 2019, we had research and product development expenses of $512.6 million, $441.3 million, and $408.1 million, respectively.
Sales and Marketing
Our customers include a wide variety of enterprises and service providers among Fortune 1000 and Business Week Global 1000 companies, including those in technology, telecommunications, financial services, transportation, education, manufacturing, healthcare, and government. In fiscal year 2021, sales outside of the Americas represented 44.0% of our net revenues. Refer to Note 16 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our revenues by geographic area.
Sales
We sell our products and services to large and medium enterprise customers, including federal government entities, financial services customers and service providers through a variety of routes to market and channels. Our sales teams sell our products and services directly to customers by working closely with our channel partners including distributors, value-added resellers (VARs), managed service providers (MSPs), and systems integrators.
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
For fiscal year 2021, sales to two of our worldwide distributors, Ingram Micro, Inc. and Synnex Corporation represented 19.2% and 11.1% of our total revenues, respectively. Our agreements with distributors are standard, non-exclusive distribution agreements that renew automatically on an annual basis and generally can be terminated by either party with 90 days written notice prior to the start of any renewal term. The agreements grant certain distributors the right to distribute our products to resellers, with no minimum purchase requirements.
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
Marketing
As we continue to expand our offerings and advance our range of consumption models (e.g., from on-premises to managed services), we continue to focus on driving a compelling and unique value proposition of F5 among our existing customers as well as new buying centers. In addition to revitalizing our brand in the market, our expansion into new buying centers among existing customers (DevOps for example), exploration of new routes to market (such as public cloud marketplaces), and acquisition of a host of net new customers, compels us to increase our focus and investments in more digitally-enabled, personalized and effortless experiences at scale.
We are increasing our focus on efforts to drive momentum behind our brand and reputation to deliver clarity, guidance and inspiration among our existing customers, future customers, partners, and employees around our evolving strategy behind F5’s unique offering. Additionally, to best support our growth as we transform our role in driving value for our customers, we are transforming marketing from a cost center to a revenue center to serve as a meaningful and predictable source of opportunities, customer growth and revenues. The critical success factors in this shift are increased investments in digital technologies, requisite competencies, and shifting our culture to adopt an agile mindset as we use data to constantly improve our contributions to our customers and ultimately our shareholders.
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
We provide a rolling forecast that allows Flex to stock component parts and other materials, plan capacity, and build finished goods inventory in anticipation of end-user demand. Flex procures components in volumes consistent with our forecast, assembles the products, and tests them according to our specifications. Generally, we do not own the system components. Hardware components for our products consist primarily of commodity parts and certain custom components. Many of our components are purchased from sources which we believe are readily available from other suppliers. However, we currently purchase several hardware components used in the assembly of our products from a number of single or limited sources. Lead times for these components vary significantly and are increasing in light of global shortages of critical components. Global supply chain constraints in the wake of the COVID-19 pandemic continue to decrease our visibility into component availability and lead times even for commodity components. Also, if the components are unused or the products are not sold within specified periods of time, we may incur carrying charges or obsolete material charges for components that our contract manufacturers purchased to build products to meet our forecast or customer orders.
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
Employees
As of September 30, 2021, we had 6,461 employees – over 99% of whom were full time employees. Our employees are in 47 countries with 52% of employees in the United States. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are in good standing, as evidenced by our bi-annual employee engagement survey results.
Culture and engagement
In 2018, we defined and launched BeF5. BeF5 conveys our Guiding Principle of “Do the right thing” and the five behaviors which unite F5ers and which we expect all employees to emulate. In early 2021, these behaviors were updated (updating “We choose speed” to “We make F5 more agile”) and language to describe each was refined based on employee feedback.
In 2019, we defined and created our principles for leadership, referred to as LeadF5.

Communications, performance management, development, and a number of other employee engagement activities connect and reinforce BeF5 and LeadF5.
F5 supports employees and our culture through competitive benefits, regular communications through formal (quarterly all hands with extensive question and answer sessions with execs) and informal (“Monday Minute” newsletter and company intranet) means, and a quarterly Zoom Out Day, dedicated to learning and exploring new ideas. During the current global crisis surrounding COVID-19, racial injustice, political uncertainty and natural disasters, we have provided employees and leaders with a variety of support and resources to help them thrive, including new wellness programs, educational series, and four additional days of time off dedicated to wellness.
F5 also provides flexible working opportunities through our Freedom to Flex program which allows employees to choose whether to work in an office, remotely or a blend of the two. Established in 2018, Freedom to Flex has provided the foundation for our flexibility throughout the pandemic and will continue to remain in place after it is safe to re-open all offices fully. Most of our workforce will have the option to remain working remotely some or all of the time. To support the increased use of the Freedom to Flex program going forward, resources and learning opportunities are available for managers and leaders to assist in effectively leading hybrid teams (defined as teams which have some employees in office and others remote from office), and technology to support ongoing connection and productivity among these hybrid teams.
Employee experience and sentiment is measured through global employee surveys at least twice each year, with Belonging (“I feel a sense of belonging at F5”) as our keystone measure. As of May 2021, employees reported high satisfaction on several key questions:
•81% of employees favorably rate “I feel a sense of belonging at F5."
•88% of employees favorably rate “I am proud to work for F5."
•87% of employees favorably rate “F5 really demonstrates a commitment to ‘We create a more diverse and inclusive F5’”
•87% of employees favorably rate “F5 has a great culture."
•94% of employees favorably rate “F5 has demonstrated that employee well-being and health is a priority during the coronavirus outbreak."
Growth and development
Ongoing development of our workforce is supported across multiple learning organizations within F5, providing opportunities to improve technical and professional knowledge, better understand our business and products, and strengthen management and leadership. Example opportunities include a mentoring program, LeadF5 Coaching, which provides an opportunity for several hundred employees to receive professional and personal coaching annually, and through learning paths created to support specific areas of knowledge, including deepening their knowledge of BeF5 and LeadF5. Employees have access to multiple third-party resources to enhance the learning opportunities developed internally.
Diversity and Inclusion
F5 believes our differences—when embraced with humility and respect—drive smarter decisions, increased innovation, stronger performance, and a culture where everyone can be themselves and reach their full potential.
Employee Inclusion Groups (EIGs) – F5 Ability, F5 Appreciates Blackness, F5 Connects Women, F5 Latinx e Hispanos Unidos, F5 Military Veterans, F5 Multicultural and F5 Pride – bring people together across F5 around the world. All seven EIGs are led by employees, with a dedicated annual budget and executive sponsor. F5’s EIG leaders participate in an F5 sponsored leadership development program with dedicated time toward cultivating their EIG and growing as a leader themselves. In fiscal 2021, our EIG leaders received an end of the year bonus for their contributions. Participation in these leadership roles will be bonus eligible going forward. In this way, F5 continues to invest in a thriving community of diverse individuals.
We have also steadily increased our transparency in both our actions and the accompanying results culminating in our inaugural F5 Diversity and Inclusion Report available at f5.com. Therein, you will see progress made on both our culture of belonging and representation at F5. We continue to actively build a culture where everyone feels they can be themselves and reach their full potential.
Compensation and Benefits
F5 offers a competitive Total Rewards package intended to attract, retain and motivate our employees. Our package includes market-competitive pay, incentive plans, restricted stock unit grants (RSUs), an Employee Stock Purchase Plan, retirement plans, healthcare, paid time off and family leave.

Environmental, Social & Governance
At F5, we care deeply not just about what we do, but how we do it. We consider this our “human-first” approach to the way we conduct our business, and it is reflected in our expanded commitment to Environmental, Social and Governance (ESG) – extending from the environmental sustainability of our products and operations to the well-being of our employees and our communities.
Environmental. F5 is committed to business practices that preserve the environment upon which our society and economy depend. As we develop a comprehensive program that recognizes F5’s full environmental impact, our focus is on: expanding the volume of our environmental data collection; increasing the breadth of our environmental disclosures; standardizing our carbon reporting processes and metrics; and exploring all options for carbon reduction, mitigation and removal. This will result in F5 disclosing science-aligned targets for Scope 1 and 2 in fiscal year 2022 and declaring 2030 Science-based targets with the Science Based Target Initiative (SBTi) in fiscal year 2023.
Social. In addition to the employee programs and benefits outlined in the Human Capital Management section above, we continue to prioritize F5 Global Good, the community development initiative that amplifies our employee engagement and diversity and inclusion programs. In fiscal year 2021, more than half of all worldwide employees participated in Global Good programs, volunteering over 6,000 hours and directing the entirety of F5’s donations, through both the company matching program and grant selection committees. F5 and its employees donated over $4.8 million to over 2,900 non-profits worldwide in fiscal year 2021.
Governance. Our guiding principle to do the right thing for each other, our customers, our shareholders, and our communities is set forth in F5’s Code of Business Conduct and Ethics, compliance training programs and most importantly, in the behaviors and principles we measure all employees on: BeF5 and LeadF5. In addition, F5 added oversight of our ESG programs by expanding the charter of the Nominating and Governance Committee of the board of directors, as well as expanded our ESG disclosures aligned to the Sustainability Accounting Standards Board (SASB) in our inaugural F5 ESG Report available at investors.f5.com.

Executive Officers of the Registrant
The following table sets forth certain information with respect to our executive officers as of November 16, 2021:

Name	Age	Position
François Locoh-Donou	50	President, Chief Executive Officer and Director
Tom Fountain	45	Executive Vice President of Global Services and Chief Strategy Officer
Geng Lin	57	Executive Vice President and Chief Technology Officer
Frank Pelzer	51	Executive Vice President and Chief Financial Officer
Scot Rogers	54	Executive Vice President and General Counsel
Haiyan Song	56	Executive Vice President and General Manager, Security and Distributed Cloud
Kara Sprague	41	Executive Vice President and General Manager, App Delivery and Enterprise Product Ops
Chad Whalen	50	Executive Vice President of Worldwide Sales
Ana White	48	Executive Vice President and Chief People Officer
Mika Yamamoto	49	Executive Vice President and Chief Marketing and Customer Experience Officer
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
Haiyan Song joined F5 in 2021 as Executive Vice President and General Manager, Security and Distributed Cloud, responsible for the company’s security product and managed services portfolio. Previously, Ms. Song led Splunk’s Security business as Senior Vice President and General Manager of Security Markets. In her more than 20-year career, she has held several leadership positions, including Vice President and General Manager at HP ArcSight, Vice President of Engineering at ArcSight, and Vice President of Engineering at SenSage. Ms. Song started her career at IBM/Informix, building trusted relational database management systems for Federal customers. Ms. Song currently serves on the board of CSG, a provider of revenue management and digital payments. She holds an M.S. from Florida Atlantic University and studied Computer Science in Tsinghua University in China.
Kara Sprague is Executive Vice President and General Manager, App Delivery and Enterprise Product Ops. She is responsible for F5’s BIG-IP Application Delivery and Security product portfolio management, products and solutions. Prior to joining F5 in 2017, Ms. Sprague held various leadership positions across the technology practice of McKinsey & Company. Most recently she led the Technology, Media, and Telecom Practice for the Western Region. Prior to McKinsey, Ms. Sprague was on the engineering staff of Oracle, Agilent Technologies, and Hewlett-Packard. She holds a bachelor's degree and two master's degrees from Massachusetts Institute of Technology and serves on the board of Girls Who Code.

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
Ana White has served as our Executive Vice President and Chief People Officer since January 2018. She is responsible for the F5’s people, practices, and professional growth programs; recruiting; diversity and inclusion; organizational development; and employee advocacy initiatives. Ms. White comes to F5 from Microsoft, where she led global Human Resources teams for over 18 years across multiple business units. Most recently, she acted as General Manager, Human Resources for Microsoft’s Business Development, Finance, HR and Legal organizations with responsibility for their teams’ HR strategy, talent management, diversity and inclusion, and organizational capability as well as HR Business Insights across Microsoft. Prior to that, Ms. White led HR for the Marketing and Consumer Business organization. Prior to Microsoft, she was a Compensation and Benefits Consultant at Willis Towers Watson. She holds a B.S. in Mathematics from Seattle University, and serves on the taskforce for both the Seattle University Center for Science and Innovation and the board of Childhaven.
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

Cloud-based computing trends present competitive and execution risks
Customers are transitioning to a hybrid computing environment utilizing various cloud-based software and services accessed via various smart client devices. Pricing and delivery models are evolving and our competitors are developing and deploying cloud-based services for customers. In addition, new cloud infrastructures are enabling the emergence of new competitors including large cloud providers who offer their own application security and delivery functionality as well as smaller companies targeting the growing numbers of "born in the cloud" applications. We are devoting significant resources to develop and deploy our own competing cloud-based software and services strategies. While we believe our expertise and investments in software and infrastructure for cloud-based services provides us with a strong foundation to compete, it is uncertain whether our strategies will attract the customers or generate the revenue required to be successful. In addition to software development costs, we are incurring costs to build and maintain infrastructure to support cloud-computing services. These costs may reduce the operating margins we have previously achieved. Whether we are successful in this new business model depends on our execution in a number of areas, including:
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
We may not be able to compete effectively in the emerging application delivery and security market
The markets we serve are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. As we expand our reach and role into a broader set of multi-cloud solutions, the companies that we consider competitors evolves as well. In addition to server load balancing, traffic management, and other functions normally associated with application delivery, our suite of solutions has expanded our addressable market into security, and policy management, where we compete with a number of companies focused on niche areas of application security.
Within application delivery we compete against Citrix Systems and a number of other competitors that have a smaller market presence or limited feature set, such as Amazon Web Services, HAProxy, Kemp Technologies, Microsoft Azure, and VMware.
We see emerging demand to support modern, container-based applications with new capabilities including managing APIs, optimizing Kubernetes traffic management, and load balancing cloud-native and hybrid cloud applications. For these use cases we compete against emerging players like Apogee and Kong.
In application security, we compete with companies that provide web application firewalls, bot detection and mitigation, carrier-grade firewall, carrier-grade NAT, SSL orchestration, access policy management, DDoS protection, and fraud defense. Competitors include Akamai, Citrix Systems, Imperva, Juniper Networks, and Symantec/Blue Coat. With the addition of Shape, additional fraud, abuse, and analytics solutions become indirect competitors, including Akamai, Cloudflare, Imperva (Distil Networks), Fastly (Signal Sciences) and PerimeterX.
Volterra’s use cases include multi-cloud networking, as well as security offered as SaaS, competing with the likes of Imperva, Fastly, Akamai, and Cloudflare.

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
Our success depends on sales and continued innovation of our application security and delivery product lines
We expect to derive a significant portion of our net revenues from sales of our application security and delivery product lines in the future. Implementation of our strategy depends upon these products being able to solve critical network availability, performance and security problems for our customers. If our products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in product feature sets needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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
Our business could suffer if there are any interruptions or delays in the supply of hardware components from our third-party sources
We currently purchase several hardware components used in the assembly of our products from a number of single or limited sources. Lead times for these components vary significantly and are increasing in light of global shortages of critical components. Global supply chain constraints in the wake of the COVID-19 pandemic continue to decrease our visibility into component availability and lead times. Despite efforts to mitigate the effects of supply chain constraints, the unavailability of suitable components, any interruption or delay in the supply of any of these hardware components or the inability to procure a similar component from alternate sources at acceptable prices within a reasonable time, may delay assembly and our ability to fulfill our sales of our products and, hence, our revenues, and may harm our business and results of operations.
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
We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business
We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. These channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our indirect sales channel structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two worldwide distributors of our products accounted for 30.3% of our total net revenue for fiscal year 2021. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
In addition, on January 31, 2020, the United Kingdom withdrew from the European Union (commonly referred to as Brexit). Brexit could lead to economic and legal uncertainty, including volatility in global stock markets and currency exchange rates, and increasingly divergent laws, regulations, and licensing requirements. Any of these effects of Brexit, among others, could adversely affect our operations and financial results.
We must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer contracts. We intend to continue expanding into international markets. Sales outside of the Americas represented 44.0% and 44.0% of our net revenues for the fiscal years ended September 30, 2021 and 2020, respectively.
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
New regulations related to conflict minerals may force us to incur additional expenses and could limit the supply and increase the costs of certain metals and minerals used in the manufacturing of our products
In August 2012, the SEC adopted new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (or the Dodd-Frank Act) for companies that use certain minerals and derivative metals (referred to as conflict minerals, regardless of their country of origin) in their products, whether or not these products are manufactured by third parties. The Dodd-Frank Act requires companies to perform due diligence and disclose whether or not such minerals originate from the Democratic Republic of Congo or adjoining countries. We filed a report on Form SD with the SEC regarding such matters on May 27, 2021. These requirements could adversely affect the sourcing, availability and pricing of minerals or metals used in the manufacture of our products and the numerous components that go into our products all of which could adversely affect our business, financial condition, and operating results. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any relevant minerals and metals used in our products. We have a complex supply chain and many components are sourced through our contract manufacturer and we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement. As a result, we may face reputational challenges with our customers and other stakeholders and possible regulatory risk.
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
Climate change may have an impact on our business
Risks related to climate change are increasing in both impact and type of risk. We believe there will not be significant near-term impacts to our offices worldwide due to climate change, but long-term impacts remain unknown. However, there may be business operational risk due to the significant impacts climate change could pose to our employees’ lives, our supply chain, or electrical power availability from climate-related weather events. In addition, rapidly changing customer and regulatory requirements to reduce carbon emissions present a risk of loss of business if we are not able to meet those requirements.
The effects of a pandemic or widespread health epidemic such as the coronavirus outbreak could have a material adverse effect on our business and results of operations
The COVID-19 pandemic has disrupted the U.S. and global economies and put unprecedented strain on governments, healthcare systems, educational institutions, businesses, and individuals around the world, the impact and duration of which is difficult to assess or predict. It is especially difficult to predict the impact on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic, as well as the effectiveness of those actions.
While our analysis shows COVID-19 did not have a significant impact on our results of operations for the fiscal year ended September 30, 2021, the impacts of the global pandemic on our business and financial outlook are currently unknown. Areas that may or may not be adversely disrupted or impacted by the COVID-19 pandemic include, but are not limited to: customer demand for our products and services, reductions in customer spend, delayed or the inability to collect from our customers, disruptions to our supply chain that could result in delays, shortages or increased costs of our products, disruptions to our operations in servicing our customers as a result of working remotely or business location closures, which all may adversely impact our business, results of operations and overall financial performance in future periods.
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

	Fiscal Year 2021		Fiscal Year 2020
	High	Low	High	Low
First Quarter	$178.09	$121.77	$153.00	$128.51
Second Quarter	$215.91	$173.41	$141.31	$79.78
Third Quarter	$216.15	$174.34	$153.56	$101.42
Fourth Quarter	$215.56	$181.98	$156.36	$116.79
The last reported sales price of our common stock on the Nasdaq Global Select Market on November 8, 2021 was $223.16.
As of November 8, 2021, there were 43 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
Dividend Policy
Our policy has been to retain cash for use in our business, for investment in acquisitions and to repurchase shares of our common stock. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.
Unregistered Securities Sold in 2021
We did not sell any unregistered shares of our common stock during the fiscal year 2021.
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
During fiscal year 2021, we repurchased and retired 2,501,279 shares at an average price of $199.90 per share and as of September 30, 2021, we had $773 million remaining authorized to purchase shares.

Performance Measurement Comparison of Shareholder Return
The following graph compares the annual percentage change in the cumulative total return on shares of our common stock, the Nasdaq Composite Index and the S&P 500 Index for the period commencing September 30, 2016, and ending September 30, 2021.
Comparison of Cumulative Total Return
On Investment Since September 30, 2016*

300.00
250.00
200.00
150.00
100.00
50.00
0.00
2016
2017
2018
2019
2020
2021
F5, Inc.
NASDAQ Composite - Total Returns
S&P 500 Index - Total Return

The Company’s closing stock price on September 30, 2021, the last trading day of the Company’s 2021 fiscal year, was $198.78 per share.

*     Assumes that $100 was invested September 30, 2016 in shares of Common Stock and in each index, and that all dividends were reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Item 6.Selected Financial Data
Part II, Item 6 is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

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
Overview
F5 is a leading provider of multi-cloud application security and delivery solutions which enable our customers to develop, deploy, operate, secure, and govern applications in any architecture, from on-premises to the public cloud. Our enterprise-grade application services are available as cloud-based, software-as-a-service, and software-only solutions optimized for multi-cloud environments, with modules that can run independently, or as part of an integrated solution on our high-performance appliances. We market and sell our products primarily through multiple indirect sales channels in the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); and the Asia Pacific region (APAC). Enterprise customers (Fortune 1000 or Business Week Global 1000 companies) in the technology, telecommunications, financial services, transportation, education, manufacturing, and health care industries, along with government customers, continue to make up the largest percentage of our customer base.
Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:
•Revenues. Approximately 48% of our fiscal year 2021 revenues were derived from sales of our application security and delivery products including our BIG-IP appliances and VIPRION chassis and related software modules and our software-only Virtual Editions; Local Traffic Manager (LTM), DNS Services (formerly Global Traffic Manager); Advanced Firewall Manager (AFM) and Policy Enforcement Manager (PEM), that leverage the unique performance characteristics of our hardware and software architecture; and products that incorporate acquired technology, including Application Security Manager (ASM) and Access Policy Manager (APM); NGINX Plus and NGINX Controller; Shape Defense and Enterprise Defense; and the Secure Web Gateway and Silverline DDoS and Application security offerings which are sold to customers on a subscription basis. Approximately 52% of our fiscal year 2021 revenues were derived from the sales of global services including annual maintenance contracts, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends. We are also monitoring the uncertainty related to the impacts that the COVID-19 pandemic has on the global economy and our customer base.
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
•Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The decrease in cash and investments for fiscal year 2021 was primarily due to $500.0 million of cash required for the repurchase of shares under our Accelerated Share Repurchase agreements and $411.3 million in cash paid for the acquisition of businesses, primarily Volterra in the second quarter of fiscal 2021. The decrease in cash and investments for fiscal year 2021 was partially offset by cash provided by operating activities of $645.2 million. Going forward, we believe the primary driver of cash flows will be net income from operations. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. Additionally, on January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of September 30, 2021, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
•Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in fiscal 2021 due to the growth of our subscriptions business, including the acquired deferred revenue associated with the Volterra acquisition. Our days sales outstanding for the fourth quarter of fiscal year 2021 was 45. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
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
Revenue is recognized net of any taxes collected, which are subsequently remitted to governmental authorities. Shipping and handling fees charged to our customers are recognized as product revenue in the period shipped and the related costs for providing these services are recorded as a cost of sale.
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
Global Services
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
Significant Judgments
We enter into certain contracts with customers, including flexible consumption programs and multi-year subscriptions, with non-standard terms and conditions. Management exercises significant judgment in assessing contractual terms in these arrangements to identify and evaluate performance obligations. Management allocates consideration to each performance obligation based on relative fair value using standalone selling price and recognizes associated revenue as control is transferred to the customer.
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
On January 22, 2021, we completed our acquisition of Volterra, Inc. for a total purchase price of $427.2 million, of which approximately $59.5 million of finite-lived developed technology was recorded. Management valued the developed technology using the relief-from-royalty method under the income approach. Management applied significant judgment in estimating the fair value of the acquired developed technology, which involved the use of a significant assumption with respect to the royalty rate.
COVID-19 Update
Management has prioritized a human-first approach to the COVID-19 pandemic. For F5, this means ensuring the health and safety of employees, their families and our communities. Further, this approach extends to our customers as we look for ways that we can support their operations during this crisis.
While our analysis shows COVID-19 did not have a significant impact on our results of operations for the fiscal year ended September 30, 2021, the impacts of the global pandemic on our business and financial outlook are currently unknown. Global supply chain constraints in the wake of the COVID-19 pandemic continue to decrease our visibility into component availability and lead times are increasing for critical components necessary for the assembly of our hardware products. We are undertaking efforts to mitigate these supply chain constraints, but unavailability of components may impact our ability to complete assembly of our hardware products thereby limiting our ability to fulfill our sales to our customers. In addition, we are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, or on our financial results.

Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended September 30,
	2021	2020	2019
	(in thousands, except percentages)
Net revenues
Products	$1,247,084	$1,025,856	$985,591
Services	1,356,332	1,324,966	1,256,856
Total	$2,603,416	$2,350,822	$2,242,447
Percentage of net revenues
Products	47.9%	43.6%	44.0%
Services	52.1	56.4	56.0
Total	100.0%	100.0%	100.0%
Net Revenues. Total net revenues increased 10.7% in fiscal year 2021 from fiscal year 2020, compared to an increase of 4.8% in fiscal year 2020 from the prior year. Overall revenue growth for the year ended September 30, 2021 was due to increases in both product and service revenue. The product revenue increase was driven by software revenue increases, specifically from the addition of the software-as-a-service product offerings through the Shape acquisition and our subscription-based offerings, which include software sold via our flexible consumption program or multi-year subscriptions. Service revenues increased as a result of our increased installed base of products. In addition, our stand-alone security product revenue and our global services revenue associated with security continued to grow in fiscal 2021. Revenues outside of the United States represented 47.5%, 48.1% and 49.3% of net revenues in fiscal years 2021, 2020 and 2019, respectively.
Net Product Revenues. Net product revenues increased 21.6% in fiscal year 2021 from fiscal year 2020, compared to an increase of 4.1% in fiscal year 2020 from the prior year. The increase of $221.2 million in net product sales for fiscal year 2021 was due to an increase in both software and systems revenue compared to the same period in the prior year. The increase of $40.3 million in net product sales for fiscal year 2020 was primarily due to an increase in software sales compared to the prior year, partially offset by a decrease in systems revenue.
The following presents net product revenues by systems and software (in thousands):

	Years Ended September 30,
	2021	2020	2019
Net product revenues
Systems revenue	$748,192	$668,313	$745,798
Software revenue	498,892	357,543	239,793
Total net product revenue	$1,247,084	$1,025,856	$985,591
Percentage of net product revenues
Systems revenue	60.0%	65.1%	75.7%
Software revenue	40.0	34.9	24.3
Total net product revenue	100.0%	100.0%	100.0%
Net Service Revenues. Net service revenues increased 2.4% in fiscal year 2021 from fiscal year 2020, compared to an increase of 5.4% in fiscal year 2020 from the prior year. The increases in service revenue were the result of increased purchases or renewals of maintenance contracts driven by additions to our installed base of products.
The following distributors of our products accounted for more than 10% of total net revenue:

	Years Ended September 30,
	2021	2020	2019
Ingram Micro, Inc.	19.2%	16.7%	18.2%
Tech Data	—	—	10.2%
Westcon Group, Inc.	—	—	10.0%
Synnex Corporation	11.1%	—	—

The following distributors of our products accounted for more than 10% of total receivables:

	September 30,
	2021	2020
Ingram Micro, Inc.	12.6%	14.1%
Synnex Corporation	11.9%	11.4%
Carahsoft Technology	11.5%	—
No other distributors accounted for more than 10% of total net revenue or receivables.

	Years Ended September 30,
	2021	2020	2019
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$286,293	$215,275	$174,986
Services	206,853	192,612	181,591
Total	493,146	407,887	356,577
Gross profit	$2,110,270	$1,942,935	$1,885,870
Percentage of net revenues and gross margin (as a percentage of related net revenue)
Products	23.0%	21.0%	17.8%
Services	15.3	14.5	14.4
Total	18.9	17.4	15.9
Gross margin	81.1%	82.6%	84.1%
Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, software-as-a-service infrastructure costs and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased to $286.3 million in fiscal year 2021, up 33.0% from the prior year, primarily due to software product revenue growth. Cost of net product revenues increased to $215.3 million in fiscal year 2020 from $175.0 million in fiscal year 2019, primarily due to an increase in revenue and related managed service costs from the Shape acquisition.
Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. Cost of net service revenues as a percentage of net service revenues increased to 15.3% in fiscal year 2021 compared to 14.5% in fiscal year 2020 and 14.4% in fiscal year 2019. Professional services headcount at the end of fiscal 2021 increased to 1,014 from 965 at the end of fiscal 2020. Professional services headcount at the end of fiscal year 2020 increased to 965 from 925 at the end of fiscal 2019. In addition, cost of net service revenues included stock-based compensation expense of $22.1 million, $20.8 million and $18.3 million for fiscal years 2021, 2020 and 2019, respectively.

	Years Ended September 30,
	2021	2020	2019
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$929,983	$843,178	$748,619
Research and development	512,627	441,324	408,058
General and administrative	273,635	258,366	210,730
Restructuring charges	—	7,800	—
Total	$1,716,245	$1,550,668	$1,367,407
Operating expenses (as a percentage of net revenue)
Sales and marketing	35.7%	35.9%	33.4%
Research and development	19.7	18.8	18.2
General and administrative	10.5	11.0	9.4
Restructuring charges	—	0.3	—
Total	65.9%	66.0%	61.0%

Sales and Marketing. Sales and marketing expenses consist of the salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expense increased 10.3% in fiscal year 2021 from the prior year, as compared to a year-over-year increase of 12.6% in fiscal year 2020. The increase in sales and marketing expense for fiscal year 2021 was primarily due to increases in commissions and personnel costs of $57.3 million, compared to the prior year. The increases in commissions and personnel costs were driven by growth in sales and marketing employee headcount during fiscal year 2021, including employees from the acquisition of Volterra, as well as higher commissions related to software sales. Sales and marketing headcount at the end of fiscal year 2021 increased to 2,479 from 2,395 at the end of fiscal year 2020. Sales and marketing expenses for fiscal year 2021 also included impairment charges of $11.5 million related to the exit of certain facilities. In fiscal year 2020, the increase in sales and marketing expense was primarily due to increases in commissions and personnel costs of $75.4 million, compared to the prior year. The increases in commissions and personnel costs were driven by growth in sales and marketing employee headcount during fiscal year 2020, including employees from the acquisition of Shape, as well as higher commissions related to software sales. Sales and marketing headcount at the end of fiscal year 2020 increased to 2,395 from 2,146 at the end of fiscal year 2019. Sales and marketing expense included stock-based compensation expense of $104.6 million, $88.4 million and $69.5 million for fiscal years 2021, 2020 and 2019, respectively.
Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expense increased 16.2% in fiscal year 2021, compared to the prior year. The increase in research and development expense for fiscal year 2021 was primarily due to increased personnel costs of $48.8 million, compared to the prior year. The increase in personnel costs were driven by growth in research and development employee headcount during fiscal year 2021, including employees from the acquisition of Volterra. Research and development headcount at the end of fiscal year 2021 increased to 1,884 from 1,797 at the end of fiscal year 2020. Research and development expenses for fiscal year 2021 also included impairment charges of $13.0 million related to the exit of certain facilities. In fiscal year 2020, research and development expense increased 8.2%, compared to the prior year. The increase in research and development expense for fiscal year 2020 was primarily due to increased personnel costs of $18.2 million, compared to the prior year. The increase in personnel costs were driven by growth in research and development employee headcount during fiscal year 2020, including employees from the acquisition of Shape. Research and development headcount at the end of fiscal year 2020 increased to 1,797 from 1,556 at the end of fiscal year 2019. Research and development expense included stock-based compensation expense of $67.2 million, $50.3 million and $40.9 million for fiscal years 2021, 2020 and 2019, respectively.
General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expense increased 5.9% in fiscal year 2021, compared to the prior year. The increase in general and administrative expense for fiscal year 2021 was primarily due to increased personnel costs of $11.7 million, compared to the prior year. The increase in personnel costs were driven by growth in general and administrative employee headcount during fiscal year 2021, including employees from the acquisition of Volterra. General and administrative headcount at the end of fiscal year 2021 increased to 829 from 704 at the end of fiscal year 2020. General and administrative expenses for fiscal year 2021 also included impairment charges of $9.9 million related to the exit of certain facilities. In fiscal year 2020, general and administrative expense increased 22.6% compared to the prior year. The increase in general and administrative expense for fiscal year 2020 was primarily due to an increase of $19.2 million in fees paid to outside consultants for legal, accounting and tax services, primarily related to the acquisition of Shape. In addition, personnel costs increased $18.5 million, compared to the prior year due to growth in general and administrative headcount, including employees from the acquisition of Shape. General and administrative headcount at the end of fiscal year 2020 increased to 704 from 593 at the end of fiscal year 2019. General and administrative expense included stock-based compensation expense of $42.4 million, $37.8 million and $32.2 million for fiscal years 2021, 2020 and 2019, respectively.
Restructuring charges. In the first fiscal quarter of 2020, we completed a restructuring plan to align strategic and financial objectives and optimize resources for long-term growth. As a result of these initiatives, we recorded a restructuring charge of $7.8 million related to a reduction in workforce that is reflected in our results for the year ended September 30, 2020. There were no restructuring expenses recorded for the year ended September 30, 2021.

	Years Ended September 30,
	2021	2020	2019
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$394,025	$392,267	$518,463
Other (expense) income, net	(7,088)	4,130	22,648
Income before income taxes	386,937	396,397	541,111
Provision for income taxes	55,696	88,956	113,377
Net income	$331,241	$307,441	$427,734
Other income and income taxes (as percentage of net revenue)
Income from operations	15.1%	16.7%	23.1%
Other (expense) income, net	(0.3)	0.2	1.0
Income before income taxes	14.8	16.9	24.1
Provision for income taxes	2.1	3.8	5.0
Net income	12.7%	13.1%	19.1%
Other (Expense) Income, Net. Other (expense) income, net, consists primarily of interest income and expense and foreign currency transaction gains and losses. Other (expense) income, net decreased $11.2 million in fiscal year 2021, as compared to fiscal year 2020 and decreased $18.5 million in fiscal year 2020, as compared to fiscal year 2019. The decrease in other (expense) income, net for fiscal year 2021 was primarily due to a decrease of $9.8 million in interest income from our investments compared to the same period in the prior year, and an increase in foreign currency losses of $2.3 million, compared to the prior year. The decrease in other (expense) income, net for fiscal year 2020 as compared to fiscal year 2019 was primarily due to a decrease of $13.1 million in interest income from our investments. In addition, interest expense increased $7.5 million for fiscal year 2020 compared to the prior year as a result of $400.0 million of debt issued as part of our acquisition of Shape in January 2020.
Provision for Income Taxes. We recorded a 14.4% provision for income taxes for fiscal year 2021, compared to 22.4% in fiscal year 2020 and 21.0% in fiscal year 2019. The decrease in the effective tax rate from fiscal year 2020 to 2021 is primarily due to the discrete impact from filing the Company's fiscal year 2020 U.S. federal income tax return and the tax impact from stock based compensation. The increase in the effective tax rate from fiscal year 2019 to 2020 is primarily due to an increase in the tax impact from stock based compensation and other non-deductible expenses.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. The net increase in the valuation allowance of $7.8 million for fiscal year 2021 and $9.1 million for fiscal year 2020 was primarily related to tax net operating losses and credits incurred in certain foreign jurisdictions and state tax carryforwards. Our net deferred tax assets as of September 30, 2021, 2020 and 2019 were $125.8 million, $44.6 million, and $27.4 million respectively.
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

Liquidity and Capital Resources
We have funded our operations with our cash balances, cash generated from operations and proceeds from public offerings of our securities.

	Years Ended September 30,
	2021	2020	2019
	(in thousands)
Liquidity and Capital Resources
Cash and cash equivalents and investments	$1,043,385	$1,312,828	$1,330,684
Cash provided by operating activities	645,196	660,898	747,841
Cash used in investing activities	(445,335)	(747,002)	(414,634)
Cash (used in) provided by financing activities	(468,280)	337,243	(155,447)
Cash and cash equivalents, short-term investments and long-term investments totaled $1,043.4 million as of September 30, 2021, compared to $1,312.8 million as of September 30, 2020, representing a decrease of $269.4 million. The decrease was primarily due to $500.0 million of cash required for the repurchase of outstanding common stock under our Accelerated Share Repurchase agreements in fiscal year 2021 and $411.3 million in cash paid for the acquisition of businesses, primarily Volterra in the second quarter of fiscal 2021. The decrease was also driven by $30.7 million of capital expenditures related to the expansion of our facilities to support our operations worldwide as well as investments in information technology infrastructure and equipment purchases to support our core business activities. The decrease was partially offset by cash provided by operating activities of $645.2 million. As of September 30, 2021, 54.9% of our cash and cash equivalents and investment balances were outside of the U.S. The cash and cash equivalents and investment balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. In fiscal year 2020, the decrease to cash and cash equivalents, short-term investments and long-term investments from the prior year was primarily due to $955.6 million in cash paid for the acquisition of Shape in the second quarter of fiscal 2020 as well as $100.0 million of cash required for the repurchase of outstanding common stock under our share repurchase program in fiscal year 2020 and $59.9 million of capital expenditures related to the expansion of our facilities to support our operations worldwide. The decrease was partially offset by cash provided by operating activities of $660.9 million and $400.0 million in cash proceeds from the issuance of debt in connection with our acquisition of Shape. As of September 30, 2020, 59.1% of our cash and cash equivalents and investment balances were outside of the U.S.
Cash provided by operating activities during fiscal year 2021 was $645.2 million compared to $660.9 million in fiscal year 2020 and $747.8 million in fiscal year 2019. Cash provided by operating activities resulted primarily from cash generated from net income, after adjusting for non-cash charges such as stock-based compensation, depreciation and amortization charges and changes in operating assets and liabilities.
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
Cash used in investing activities during fiscal year 2021 was $445.3 million compared to cash used in investing activities of $747.0 million in fiscal year 2020 and $414.6 million in fiscal year 2019. Cash used in investing activities for fiscal year 2021 was primarily the result of $411.3 million in cash paid for the acquisition businesses, primarily Volterra in the second quarter of fiscal 2021, along with capital expenditures related to maintaining our operations worldwide and the purchase of investments, partially offset by the maturity and sale of investments. Cash used in investing activities for fiscal year 2020 was primarily the result of $955.6 million in cash paid for the acquisition of Shape, along with capital expenditures related to maintaining our operations worldwide and the purchase of investments, partially offset by the maturity and sale of investments. Cash used in investing activities for fiscal year 2019 was primarily the result of $611.6 million in cash paid for the acquisition of NGINX, along with capital expenditures related to the build-out of our new corporate headquarters and the purchase of investments, partially offset by the maturity and sale of investments.
Cash used in financing activities was $468.3 million for fiscal year 2021, compared to cash provided by financing activities of $337.2 million for fiscal year 2020 and cash used in financing activities of $155.4 million for fiscal year 2019. Cash used in financing activities for fiscal year 2021 included $500.0 million to repurchase shares under our Accelerated Share Repurchase agreements, as well as $20.0 million in cash used to make principal payments on our term loan and $14.0 million in cash used for taxes related to net share settlement of equity awards. Cash used in financing activities was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $65.8 million. Cash provided by financing activities for fiscal year 2020 included $400.0 million in cash proceeds from a term loan, as well as cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $52.8 million, partially offset by $100.0 million in cash used to repurchase common stock under our share repurchase program and $10.0 million in cash used to make a principal payment on our term loan. Cash used in financing activities for fiscal year 2019 included $201.0 million to repurchase common stock under our share repurchase program, which was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $45.6 million.
On January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of September 30, 2021, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
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
Obligations and Commitments
As of September 30, 2021, we had approximately $75.2 million of tax liabilities, including interest and penalties, related to uncertain tax positions (See Note 9 to our Consolidated Financial Statements). Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.
As of September 30, 2021, our principal commitments consisted of borrowings under the Term Loan Facility and obligations outstanding under operating leases.
In connection with the acquisition of Shape, on January 24, 2020, we entered into a Term Credit Agreement ("Term Credit Agreement") with certain institutional lenders that provides for a senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the "Term Loan Facility"). The proceeds from the Term Loan Facility were primarily used to finance the acquisition of Shape and related expenses. As of September 30, 2021, $370.0 million of principal amount under the Term Loan Facility was outstanding. There is a financial covenant that requires us to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on our outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. We will monitor the effect that the COVID-19 pandemic may have on our leverage ratio calculation but do not believe there will be a material impact to the interest payable on our borrowings under the Term Loan Facility. Refer to Note 7 of our Consolidated Financial Statements for the scheduled principal maturities of the Term Loan Facility as of September 30, 2021.
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
Recently Issued Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The adoption of the standard will impact future business combinations and require us to measure acquired contract assets and liabilities in accordance with ASC 606. We expect the impact of the standard to result in measuring acquired contract assets and liabilities as if we had originated the contracts. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the effective date of adoption.

Item 7A.Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio with the exception of U.S. treasury and agency securities and money market funds, which are exempt from size limitation. The policy requires investments in securities that mature in three years or less, with the average maturity being no greater than one and a half years. These securities are subject to interest rate risk and will decrease in value if interest rates increase. A hypothetical increase in interest rates of 100 basis points at September 30, 2021 could result in a market value reduction for our portfolio of approximately $3.4 million.
Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended 2021 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, as we continue to expand our operations internationally, transaction gains or losses may become significant in the future. We have not engaged in foreign currency hedging to date. However, we may do so in the future.

Item 8.Financial Statements and Supplementary Data
F5, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of F5, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of F5, Inc. and its subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended September 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Notes 8 and 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of October 1, 2019 and the manner in which it accounts for revenues from contracts with customers as of October 1, 2018.
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
Acquisition of Volterra, Inc. – Valuation of the Developed Technology Intangible Asset
As described in Notes 1 and 3 to the consolidated financial statements, on January 22, 2021, the Company completed the acquisition of Volterra, Inc. for a total purchase price of $427.2 million, of which approximately $59.5 million of finite-lived developed technology was recorded. Management valued the developed technology using the relief-from-royalty method under the income approach. Management applied significant judgment in estimating the fair value of the acquired developed technology, which involved the use of a significant assumption with respect to the royalty rate.
The principal considerations for our determination that performing procedures relating to the valuation of the developed technology intangible asset from the acquisition of Volterra, Inc. is a critical audit matter are (i) a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value of the acquired developed technology intangible asset due to the significant judgment by management when developing the estimate; (ii) the significant audit effort in evaluating the significant assumption related to the royalty rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the acquired developed technology intangible asset and controls over the development of the royalty rate assumption. These procedures also included, among others (i) reading the merger agreement and (ii) testing management’s process for estimating the fair value of the acquired developed technology intangible asset. Testing management’s process included evaluating the appropriateness of the valuation method, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of management’s significant assumption related to the royalty rate. Evaluating the reasonableness of the royalty rate assumption involved considering (i) the past performance of the acquired business; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation method and the royalty rate assumption.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
November 16, 2021
We have served as the Company’s auditor since 1996.

F5, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$580,977	$849,556
Short-term investments	329,630	360,333
Accounts receivable, net of allowances of $3,696 and $3,105	340,536	296,183
Inventories	22,055	27,898
Other current assets	337,902	259,506
Total current assets	1,611,100	1,793,476
Property and equipment, net	191,164	229,239
Operating lease right-of-use assets	244,934	300,680
Long-term investments	132,778	102,939
Deferred tax assets	128,193	45,173
Goodwill	2,216,553	1,858,966
Other assets, net	472,558	347,447
Total assets	$4,997,280	$4,677,920
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$62,096	$64,472
Accrued liabilities	341,487	321,398
Deferred revenue	968,669	883,134
Current portion of long-term debt	19,275	19,275
Total current liabilities	1,391,527	1,288,279
Deferred tax liabilities	2,414	602
Deferred revenue, long-term	521,173	389,498
Operating lease liabilities, long-term	296,945	338,715
Long-term debt	349,772	369,047
Other long-term liabilities	75,236	59,511
Total long-term liabilities	1,245,540	1,157,373
Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 60,652 and 61,099 shares issued and outstanding	192,458	305,453
Accumulated other comprehensive loss	(20,073)	(18,716)
Retained earnings	2,187,828	1,945,531
Total shareholders’ equity	2,360,213	2,232,268
Total liabilities and shareholders’ equity	$4,997,280	$4,677,920
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Years Ended September 30,
	2021	2020	2019
Net revenues
Products	$1,247,084	$1,025,856	$985,591
Services	1,356,332	1,324,966	1,256,856
Total	2,603,416	2,350,822	2,242,447
Cost of net revenues
Products	286,293	215,275	174,986
Services	206,853	192,612	181,591
Total	493,146	407,887	356,577
Gross profit	2,110,270	1,942,935	1,885,870
Operating expenses
Sales and marketing	929,983	843,178	748,619
Research and development	512,627	441,324	408,058
General and administrative	273,635	258,366	210,730
Restructuring charges	—	7,800	—
Total	1,716,245	1,550,668	1,367,407
Income from operations	394,025	392,267	518,463
Other (expense) income, net	(7,088)	4,130	22,648
Income before income taxes	386,937	396,397	541,111
Provision for income taxes	55,696	88,956	113,377
Net income	$331,241	$307,441	$427,734
Net income per share — basic	$5.46	$5.05	$7.12
Weighted average shares — basic	60,707	60,911	60,044
Net income per share — diluted	$5.34	$5.01	$7.08
Weighted average shares — diluted	62,057	61,378	60,456
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended September 30,
	2021	2020	2019

Net income	$331,241	$307,441	$427,734
Other comprehensive (loss) income:
Foreign currency translation adjustment	(68)	(572)	(837)
Available-for-sale securities:
Unrealized gains (losses) on securities, net of taxes of $(234), $76, and $954 for the years ended September 30, 2021, 2020, and 2019, respectively	(1,557)	809	3,715
Reclassification adjustment for realized losses included in net income, net of taxes of $(69), $(65), and $(35) for the years ended September 30, 2021, 2020, and 2019, respectively	268	237	110
Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(1,289)	1,046	3,825
Total other comprehensive (loss) income	(1,357)	474	2,988
Comprehensive income	$329,884	$307,915	$430,722
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount

Balance, September 30, 2018	60,215	$20,427	$(22,178)	$1,287,243	$1,285,492
Cumulative effect adjustment from adoption of ASC 606	—	—	—	36,048	36,048
Exercise of employee stock options	6	159	—	—	159
Issuance of stock under employee stock purchase plan	334	45,439	—	—	45,439
Issuance of restricted stock	998	—	—	—	—
Repurchase of common stock	(1,186)	(88,110)	—	(112,935)	(201,045)
Stock-based compensation	—	164,682	—	—	164,682
Net income	—	—	—	427,734	427,734
Other comprehensive income	—	—	2,988	—	2,988
Balance, September 30, 2019	60,367	$142,597	$(19,190)	$1,638,090	$1,761,497
Exercise of employee stock options	104	2,596	—	—	2,596
Issuance of stock under employee stock purchase plan	419	50,239	—	—	50,239
Issuance of restricted stock	1,027	—	—	—	—
Repurchase of common stock	(799)	(100,016)	—	—	(100,016)
Taxes paid related to net share settlement of equity awards	(19)	(2,536)	—	—	(2,536)
Stock-based compensation	—	212,573	—	—	212,573
Net income	—	—	—	307,441	307,441
Other comprehensive income	—	—	474	—	474
Balance, September 30, 2020	61,099	$305,453	$(18,716)	$1,945,531	$2,232,268
Exercise of employee stock options	164	4,864	—	—	4,864
Issuance of stock under employee stock purchase plan	542	60,888	—	—	60,888
Issuance of restricted stock	1,430	—	—	—	—
Repurchase of common stock	(2,501)	(411,056)	—	(88,944)	(500,000)
Taxes paid related to net share settlement of equity awards	(82)	(14,032)	—	—	(14,032)
Stock-based compensation	—	246,341	—	—	246,341
Net income	—	—	—	331,241	331,241
Other comprehensive loss	—	—	(1,357)	—	(1,357)
Balance, September 30, 2021	60,652	$192,458	$(20,073)	$2,187,828	$2,360,213
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2021	2020	2019
Operating activities
Net income	$331,241	$307,441	$427,734
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	243,279	201,948	162,914
Depreciation and amortization	115,424	95,857	68,507
Non-cash operating lease costs	38,375	39,139	—
Deferred income taxes	(76,930)	7,293	7,440
Impairment of assets	40,698	9,673	6,273
Non-cash provisions for exit costs	—	—	8,211
Other	737	2,122	1,662
Changes in operating assets and liabilities (excluding effects of the acquisition of businesses):
Accounts receivable	(46,289)	46,502	(18,305)
Inventories	5,843	6,503	(3,832)
Other current assets	(84,328)	(49,895)	(75,449)
Other assets	(110,653)	(25,690)	(22,742)
Accounts payable and accrued liabilities	22,933	34,742	74,710
Deferred revenue	216,431	35,514	110,718
Lease liabilities	(51,565)	(50,251)	—
Net cash provided by operating activities	645,196	660,898	747,841
Investing activities
Purchases of investments	(472,165)	(584,240)	(602,987)
Maturities of investments	197,279	543,065	625,201
Sales of investments	271,521	309,687	278,244
Acquisition of businesses, net of cash acquired	(411,319)	(955,574)	(611,550)
Purchases of property and equipment	(30,651)	(59,940)	(103,542)
Net cash used in investing activities	(445,335)	(747,002)	(414,634)
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	65,752	52,835	45,598
Repurchase of common stock	(500,000)	(100,016)	(201,045)
Proceeds from term debt agreement	—	400,000	—
Payments on term debt agreement	(20,000)	(10,000)	—
Payments for debt issuance costs	—	(3,040)	—
Taxes paid related to net share settlement of equity awards	(14,032)	(2,536)	—
Net cash (used in) provided by financing activities	(468,280)	337,243	(155,447)
Net (decrease) increase in cash, cash equivalents and restricted cash	(268,419)	251,139	177,760
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(74)	(567)	(1,400)
Cash, cash equivalents and restricted cash, beginning of year	852,826	602,254	425,894
Cash, cash equivalents and restricted cash, end of year	$584,333	$852,826	$602,254

	Years Ended September 30,
	2021	2020	2019
Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$99,378	$80,236	$100,569
Cash paid for amounts included in the measurement of operating lease liabilities	61,504	60,564	—
Cash paid for interest on long-term debt	5,280	6,568	—
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$13,051	$402,007	$—
Capitalized leasehold improvements paid directly by landlord	—	—	34,948
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
The Company
On November 12, 2021, the Company changed its corporate name from F5 Networks, Inc. to F5, Inc. (the "Company"). F5 is a leading provider of multi-cloud application security and delivery solutions which enable its customers to develop, deploy, operate, secure, and govern applications in any architecture, from on-premises to the public cloud. The Company's cloud, software, and hardware solutions enable its customers to deliver digital experiences to their customers faster, reliably, and at scale. The Company's enterprise-grade application services are available as cloud-based, software-as-a-service, and software-only solutions optimized for multi-cloud environments, with modules that can run independently, or as part of an integrated solution on its high-performance appliances. In connection with its solutions, the Company offers a broad range of professional services, including consulting, training, installation, maintenance, and other technical support services. On January 22, 2021, the Company completed the acquisition of Volterra, Inc. ("Volterra"), a provider of edge-as-a-service platform solutions.
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
Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples of estimates and assumptions include: revenue recognition, identifying and evaluating the performance obligations of contracts with non-standard terms, and the allocation of purchase consideration based on the relative fair value standalone sales price of these performance obligations; business combinations, including the determination of fair value for acquired developed technology assets and the evaluation and selection of significant assumptions such as revenue growth rate and technology migration curve; and the incremental borrowing rate for measuring lease obligations. Actual results may differ materially from management's estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the global impact of the COVID-19 pandemic.
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

Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses for any potential uncollectible amounts. The allowance for credit losses is based on the assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for credit losses on a collective basis by considering the age of each outstanding invoice, each customer’s expected ability to pay and collection history, current market conditions, and reasonable and supportable forecasts of future economic conditions to determine whether the allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. For fiscal years ended September 30, 2021 and 2020, the allowance for credit losses activity was not material.
Concentration of Credit Risk
The Company extends credit to customers and is therefore subject to credit risk. The Company performs initial and ongoing credit evaluations of its customers’ financial condition and does not require collateral. An allowance for credit losses is recorded for any potential uncollectible amount. Estimates are used in determining the allowance for credit losses in accordance with the Accounts Receivable policy. See Note 16 - Segment Information, for disaggregated accounts receivable by significant customer.
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
On January 22, 2021, the Company completed its acquisition of Volterra, Inc. for a total purchase price of $427.2 million, of which approximately $59.5 million of finite-lived developed technology was recorded. Management valued the developed technology using the relief-from-royalty method under the income approach. Management applied significant judgment in estimating the fair value of the acquired developed technology, which involved the use of a significant assumption with respect to the royalty rate.

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
For its annual impairment test performed in the second quarter of fiscal 2021, the Company completed a quantitative assessment and determined that there was no impairment of goodwill. The Company also considered potential impairment indicators of goodwill at September 30, 2021 and noted no indicators of impairment.
Intangible Assets
Intangible assets with finite lives consist of acquired developed technology, customer relationships, patents and trademarks, trade names, and non-compete covenants acquired through business combination or asset acquisition. Intangible assets acquired through business combination are recorded at their respective estimated fair values upon acquisition close. Other intangible assets acquired through asset acquisition are recorded at their respective cost. The Company determines the estimated useful lives for acquired intangible assets based on the expected future cash flows associated with the respective asset. The Company's intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, ranging from two to fifteen years. Amortization expense related to acquired developed technology are charged to cost of product revenues. Amortization expense related to customer relationships, trade names, and non-compete covenants are charged to sales and marketing activities. Amortization expense related to patents and trademarks are charged to general and administrative activities. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.
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
Revenue is recognized net of any taxes collected, which are subsequently remitted to governmental authorities. Shipping and handling fees charged to the Company’s customers are recognized as product revenue in the period shipped and the related costs for providing these services are recorded as a cost of sale.
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
Global Services
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
Significant Judgments
The Company enters into certain contracts with customers, including flexible consumption programs and multi-year subscriptions, with non-standard terms and conditions. Management exercises significant judgment in assessing contractual terms in these arrangements to identify and evaluate performance obligations. Management allocates consideration to each performance obligation based on relative fair value using standalone selling price and recognizes associated revenue as control is transferred to the customer.
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
The Company offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Warranty expense and accrued warranty costs were not material for all periods presented.
Research and Development
Research and development expenses consist of salaries and related benefits of product development personnel, prototype materials and expenses related to the development of new and improved products, and an allocation of facilities, depreciation and amortization expense. Research and development expenses are reflected in the income statements as incurred.
Advertising
Advertising costs are expensed as incurred. The Company incurred $10.0 million, $7.8 million and $4.7 million in advertising costs during the fiscal years 2021, 2020 and 2019, respectively.
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
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period of exchange and are recorded in other income, net. The net effect of foreign currency gains and losses was not material during the fiscal years ended September 30, 2021, 2020 and 2019.
Segments
Management has determined that the Company is organized as, and operates in, one reportable segment and operating segment: the development, marketing and sale of application services that optimize the security, performance and availability of network applications, servers and storage systems.

Stock-based Compensation
The Company issues incentive awards to its employees through stock-based compensation consisting of restricted stock units (RSUs). RSUs are payable in shares of the Company’s common stock as the periodic vesting requirements are satisfied, generally over one to four years. The value of an RSU is based upon the fair market value of the Company’s common stock on the date of grant. The value of RSUs is determined using the intrinsic value method and is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant.
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
The Company has also issued stock options as replacement awards, most notably for those assumed as part of business combinations. The Company used the Black-Scholes option pricing model to determine the fair value of the stock option replacement awards. The assumptions within the option pricing model are based on management’s best estimates at that time, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the term of the option.
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
In fiscal 2018, the Company's Talent and Compensation Committee adopted a new set of metrics for the performance stock awards that are differentiated from the quarterly revenue and EBITDA measures, including (1) 50% of the annual performance stock grant is based on achieving 80% of the annual revenue goal set by the Company’s Board of Directors; (2) 25% of the annual performance stock grant is based on achieving at least an 18% increase in annual software revenue compared to the prior year; and (3) 25% of the annual performance stock grant is based on relative total shareholder return (TSR) benchmarked to the S&P 500 index. In each case, no vesting or payment with respect to a performance goal shall occur unless a minimum threshold is met for the applicable goal. Vesting and payment with respect to the performance goal is linear above the threshold of the applicable goal and is capped at achievement of 200% above target.
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
Recently Issued Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The adoption of the standard will impact future business combinations and require the Company to measure acquired contract assets and liabilities in accordance with ASC 606. The Company expect the impact of the standard to result in measuring acquired contract assets and liabilities as if it had originated the contracts. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the effective date of adoption.
2. Revenue from Contracts with Customers
Capitalized Contract Acquisition Costs
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the years ended September 30, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Balance, beginning of year	$70,396	$59,446	$—
Impacts from adoption of ASC 606	—	—	54,608
Additional capitalized contract acquisition costs	41,719	43,557	33,925
Amortization of capitalized contract acquisition costs	(34,279)	(32,607)	(29,087)
Balance, end of year	$77,836	$70,396	$59,446
Amortization of capitalized contract acquisition costs was $34.3 million, $32.6 million, and $29.1 million for the years ended September 30, 2021, 2020, and 2019, respectively, and is recorded in Sales and Marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.
Contract Balances
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to the Company's contracts with customers. A receivable is recorded when the Company has an unconditional right to payment for a non-cancellable contract. Unbilled receivables represent amounts related to performance obligations that are satisfied but not yet billed, in addition to contracts that have started, but have not been fully billed. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. These liabilities are classified as current and non-current deferred revenue.

The table below shows significant movements in unbilled receivables (current and noncurrent) for the years ended September 30, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Balance, beginning of year	$200,472	$132,492	$—
Impacts from adoption of ASC 606	—	—	57,499
Revenue recognized during period but not yet billed	60,511	37,260	27,459
Unbilled receivables additions	256,437	129,578	88,068
Unbilled receivables reclassified to accounts receivable	(143,138)	(98,858)	(40,534)
Balance, end of year	$374,282	$200,472	$132,492
As of September 30, 2021, unbilled receivables that are expected to be reclassified to accounts receivable within the next 12 months are included in other current assets, with those expected to be transferred to receivables in more than 12 months included in other assets.
The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the year ended September 30, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Balance, beginning of year	$1,272,632	$1,198,116	$1,015,321
Impacts from adoption of ASC 606	—	—	68,078
Amounts added but not recognized as revenues	1,122,081	850,022	866,142
Deferred revenue acquired through acquisition of businesses	779	39,000	—
Revenues recognized related to the opening balance of deferred revenue	(905,650)	(814,506)	(751,425)
Balance, end of year	$1,489,842	$1,272,632	$1,198,116
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. As of September 30, 2021, the total non-cancelable remaining performance obligations under the Company's contracts with customers was approximately $1.5 billion and the Company expects to recognize revenues on approximately 65.0% of these remaining performance obligations over the next 12 months, 21.3% in year two, and the remaining balance thereafter.
See Note 16 - Segment Information, for disaggregated revenue by significant customer and geographic region, as well as disaggregated product revenue by systems and software.
3. Business Combinations
Fiscal Year 2021 Acquisition of Volterra, Inc.
On January 5, 2021, the Company entered into a Merger Agreement (the “Volterra Merger Agreement”) with Volterra, Inc. ("Volterra"), a provider of edge-as-a-service platform solutions. The transaction closed on January 22, 2021 with Volterra becoming a wholly-owned subsidiary of F5. With the addition of Volterra’s technology platform, F5 is creating an edge platform built for enterprises and service providers that will be security-first and app-driven with unlimited scale.
Pursuant to the Volterra Merger Agreement, at the effective time of the Merger, the capital stock of Volterra and the vested outstanding and unexercised stock options in Volterra were cancelled and converted to the right to receive approximately $427.2 million in cash, subject to certain adjustments and conditions set forth in the Volterra Merger Agreement. The unvested stock options and restricted stock units in Volterra held by continuing employees of Volterra were assumed by F5, on the terms and conditions set forth in the Volterra Merger Agreement. The Company incurred $9.5 million of transaction costs associated with the acquisition which was included in General and Administrative expenses in fiscal 2021.
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

The allocated purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values is presented in the following table (in thousands):

		Estimated
		Useful Life
Assets acquired
Cash, cash equivalents, and restricted cash	$14,012
Other tangible assets acquired, at fair value	7,499
Identifiable intangible assets:
Developed technology	59,500	7 years
Customer relationships	500	1 year
Goodwill	351,417
Total assets acquired	432,928
Liabilities assumed	(5,686)
Net assets acquired	$427,242
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
Fiscal Year 2020 Acquisition of Shape Security, Inc.
On December 19, 2019, the Company entered into a Merger Agreement (the "Shape Merger Agreement") with Shape Security, Inc. ("Shape"), a provider of fraud and abuse prevention solutions. The transaction closed on January 24, 2020 with Shape becoming a wholly-owned subsidiary of F5. This acquisition brings together F5’s expertise in protecting applications across multi-cloud environments with Shape’s fraud and abuse prevention capabilities.
Pursuant to the Shape Merger Agreement, at the effective time of the acquisition, the capital stock of Shape and the vested outstanding and unexercised stock options in Shape were cancelled and converted to the right to receive approximately $1.0 billion in cash, subject to certain adjustments and conditions set forth in the Shape Merger Agreement, and the unvested stock options and restricted stock units in Shape held by continuing employees of Shape were assumed by F5, on the terms and conditions set forth in the Shape Merger Agreement. Included in cash consideration was $23.2 million of transaction costs paid by F5 on behalf of Shape. In addition, the Company incurred $15.3 million of transaction costs associated with the acquisition which was included in General and Administrative expenses in fiscal 2020.
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

The allocated purchase consideration to assets acquired and liabilities assumed is presented in the following table (in thousands):

		Estimated
		Useful Life
Assets acquired
Cash, cash equivalents, and restricted cash	$53,934
Fair value of tangible assets:
Accounts receivable	21,077
Deferred tax assets	29,848
Operating lease right-of-use assets	29,644
Other tangible assets	22,571
Identifiable intangible assets:
Developed technology	120,000	7 years
Customer relationships	21,000	4 years
Trade name	9,500	5 years
Goodwill	798,867
Total assets acquired	$1,106,441
Liabilities assumed
Deferred revenue	$(39,000)
Operating lease liabilities	(30,773)
Other assumed liabilities	(18,571)
Total liabilities assumed	$(88,344)
Net assets acquired	$1,018,097
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
Fiscal Year 2019 Acquisition of Nginx, Inc.
On March 9, 2019, the Company entered into a Merger Agreement (the "NGINX Merger Agreement") with Nginx, Inc. ("NGINX"), a provider of open source web server software and application delivery solutions. The transaction closed on May 8, 2019 with NGINX becoming a wholly-owned subsidiary of F5.
Pursuant to the NGINX Merger Agreement, at the effective time of the Merger, the capital stock of NGINX and the vested outstanding and unexercised stock options in NGINX were cancelled and converted to the right to receive approximately $643.2 million in cash, subject to certain adjustments and conditions set forth in the NGINX Merger Agreement, and the unvested stock options and restricted stock units in NGINX held by continuing employees of NGINX were assumed by F5, on the terms and conditions set forth in the NGINX Merger Agreement. Included in cash consideration was $19.0 million of transaction costs paid by F5 on behalf of NGINX. In addition, the Company incurred $1.0 million of transaction costs associated with the acquisition which was included in General and Administrative expenses for fiscal 2019.

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
The allocated purchase consideration to assets acquired and liabilities assumed is presented in the following table (in thousands):

		Estimated
		Useful Life
Assets acquired
Cash and cash equivalents	$29,911
Fair value of tangible assets:
Other tangible assets	23,699
Identifiable intangible assets:
Developed technology	62,500	7 years
Customer relationships	12,000	15 years
Trade name	14,500	7 years
Non-competition agreements	300	2 years
Goodwill	510,328
Total assets acquired	$653,238
Liabilities assumed
Other assumed liabilities	$(9,116)
Total liabilities assumed	$(9,116)
Net assets acquired	$644,122
The measurement period for the NGINX acquisition lapsed during the third quarter of fiscal 2020.
The developed technology intangible asset will be amortized on a straight-line basis over its estimated useful life of seven years and included in cost of net product revenues. The trade names and customer relationships intangible assets will be amortized on a straight-line basis over their estimated useful lives of seven years and fifteen years, respectively, and included in sales and marketing expenses. The weighted average life of the amortizable intangible assets recognized from the NGINX acquisition was 8.1 years as of May 8, 2019, the date the transaction closed. The estimated useful lives for the acquired intangible assets were based on the expected future cash flows associated with the respective asset. The allocated purchase consideration to assets acquired and liabilities assumed resulted in tax deductible goodwill of $500.5 million.
The pro forma financial information, as well as the revenue and earnings generated by NGINX, were not material to the Company's operations for the periods presented.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2021, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using			Fair Value at September 30, 2021
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$17,150	$4,397	$—	$21,547
Short-term investments
Available-for-sale securities — certificates of deposit	—	255	—	255
Available-for-sale securities — corporate bonds and notes	—	186,107	—	186,107
Available-for-sale securities — municipal bonds and notes	—	13,566	—	13,566
Available-for-sale securities — U.S. government securities	—	102,615	—	102,615
Available-for-sale securities — U.S. government agency securities	—	27,087	—	27,087
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	53,107	—	53,107
Available-for-sale securities — municipal bonds and notes	—	11,111	—	11,111
Available-for-sale securities — U.S. government securities	—	59,608	—	59,608
Available-for-sale securities — U.S. government agency securities	—	8,952	—	8,952
Total	$17,150	$466,805	$—	$483,955

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
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be carried at fair value on a recurring basis. These non-financial assets and liabilities are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of tangible and intangible long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. Included in the Company’s impairment considerations for non-financial assets and liabilities in the periods presented were the potential impacts of the COVID-19 pandemic.
During the year ended September 30, 2021, the Company recorded an impairment of $23.5 million against the operating lease right-of-use asset related to the permanent exit of six floors in its corporate headquarters and $10.3 million for tenant improvements and other fixed assets associated with the exited floors. The Company also recorded an impairment of $6.7 million against the operating lease right-of-use asset related to the integration of the former Shape headquarters in Santa Clara, California and $0.2 million for other fixed assets associated with the impaired Shape headquarters. During the year ended September 30, 2020, the Company recorded impairment of a right-of-use asset of $9.7 million related to the former Seattle headquarters location, due to the low likelihood of future sublease receipts, as the Company will no longer seek to sublease the space. The Company calculated the fair value of the right-of-use assets, tenant improvements and other fixed assets based on estimated future discounted cash flows and classified the fair value as a Level 3 measurement due to the significance of unobservable inputs, which included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term and the discount rate. The impairment charges for the year ended September 30, 2021 and 2020 were allocated to various expense line items on the Company’s consolidated income statements based on the teams that previously worked out of the exited space. During the year ended September 30, 2019, the Company recorded impairment of capitalized internal-use software costs of $6.3 million, which was reflected in the general and administrative expense line item on the Company's consolidated income statement.

Impairment charges were allocated to the following income statement line items for the years ended September 30, 2021, 2020, and 2019 (in thousands):

	Years Ended September 30,
	2021	2020	2019
Cost of net product revenue	$2,865	$241	$—
Cost of net service revenue	3,492	1,034	—
Sales and marketing	11,515	2,876	—
Research and development	12,974	2,906	—
General and administrative	9,852	2,616	6,273
Total impairment charges	$40,698	$9,673	$6,273
During the years ended September 30, 2021, 2020, and 2019, the Company did not recognize any impairment charges related to goodwill or other intangible assets.
5. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

September 30, 2021	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$255	$—	$—	$255
Corporate bonds and notes	186,043	116	(52)	186,107
Municipal bonds and notes	13,570	1	(5)	13,566
U.S. government securities	102,607	12	(4)	102,615
U.S. government agency securities	27,096	—	(9)	27,087
	$329,571	$129	$(70)	$329,630

September 30, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$188,932	$736	$(6)	$189,662
Municipal bonds and notes	6,143	3	—	6,146
U.S. government securities	117,363	14	(3)	117,374
U.S. government agency securities	47,148	3	—	47,151
	$359,586	$756	$(9)	$360,333
Long-term investments consist of the following (in thousands):

September 30, 2021	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$53,128	$13	$(34)	$53,107
Municipal bonds and notes	11,114	1	(4)	11,111
U.S. government securities	59,614	2	(8)	59,608
U.S. government agency securities	8,957	—	(5)	8,952
	$132,813	$16	$(51)	$132,778

September 30, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$102,206	$756	$(23)	$102,939
	$102,206	$756	$(23)	$102,939

Interest income from investments was $2.5 million, $12.2 million and $25.3 million for fiscal years 2021, 2020 and 2019, respectively. Interest income is included in other (expense) income, net on the Company's consolidated income statements.
The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2021 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
September 30, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$151,986	$(86)	$—	$—	$151,986	$(86)
Municipal bonds and notes	13,764	(9)	—	—	13,764	(9)
U.S. government securities	77,401	(12)	—	—	77,401	(12)
U.S. government agency securities	31,384	(14)	—	—	31,384	(14)
Total	$274,535	$(121)	$—	$—	$274,535	$(121)
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
The Company invests in securities that are rated investment grade. The Company reviews the individual securities in its portfolio to determine whether a credit loss exists by comparing the extent to which the fair value is less than the amortized cost and considering any changes to ratings of a security by a ratings agency. The Company determined that as of September 30, 2021, there were no credit losses on any investments within its portfolio.
6. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s consolidated statements of cash flows for the periods presented (in thousands):

	September 30,
	2021	2020
Cash and cash equivalents	$580,977	$849,556
Restricted cash included in other assets, net	3,356	3,270
Total cash, cash equivalents and restricted cash	$584,333	$852,826
Inventories
Inventories consist of the following (in thousands):

	September 30,
	2021	2020
Finished goods	$13,081	$17,096
Raw materials	8,974	10,802
	$22,055	$27,898

Other Current Assets
Other current assets consist of the following (in thousands):

	September 30,
	2021	2020
Unbilled receivables	$215,396	$138,096
Prepaid expenses	59,636	47,197
Capitalized contract acquisition costs	34,265	29,650
Other	28,605	44,563
	$337,902	$259,506
Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30,
	2021	2020
Computer equipment	$166,846	$153,256
Software	94,169	95,288
Office furniture and equipment	45,204	45,280
Leasehold improvements	174,504	175,593
	480,723	469,417
Accumulated depreciation and amortization	(289,559)	(240,178)
	$191,164	$229,239
Depreciation and amortization expense totaled approximately $61.3 million, $59.5 million, and $58.0 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
During the year ended September 30, 2021, the Company recorded an impairment of $10.3 million for leasehold improvements and other fixed assets associated with the permanent exit of six floors in its corporate headquarters. The Company also recorded an impairment of $0.2 million for fixed assets associated with the integration of the former Shape headquarters in Santa Clara, California. The impairment charges for the year ended September 30, 2021 were allocated to various expense line items on the Company’s consolidated income statements based on the teams that previously worked out of the exited space. During the year ended September 30, 2019, the Company recorded impairment of capitalized internal-use software costs of $6.3 million, which was reflected in the general and administrative expense line item on the Company's consolidated income statement.

Goodwill
Changes in the carrying amount of goodwill during fiscal years 2021 and 2020 are summarized as follows (in thousands):

Balance, September 30, 2019	$1,065,379
Acquisition of Shape Security, Inc.	799,611
Other	(6,024)
Balance, September 30, 2020	1,858,966
Acquisition of Volterra, Inc.	351,417
Other	6,170
Balance, September 30, 2021	$2,216,553
Other Assets
Other assets consist of the following (in thousands):

	September 30,
	2021	2020
Intangible assets	$237,178	$225,900
Unbilled receivables	158,885	62,377
Capitalized contract acquisition costs	43,571	40,746
Other	32,924	18,424
	$472,558	$347,447
Intangible assets are included in other assets on the balance sheet and consist of the following (in thousands):

	September 30, 2021			September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$305,673	$(111,279)	$194,394	$246,173	$(76,556)	$169,617
Customer relationships	41,742	(17,865)	23,877	41,242	(10,657)	30,585
Patents and trademarks	20,260	(17,180)	3,080	20,260	(14,448)	5,812
Trade names	24,973	(9,146)	15,827	24,973	(5,174)	19,799
Non-compete covenants	2,260	(2,260)	—	2,260	(2,173)	87
	$394,908	$(157,730)	$237,178	$334,908	$(109,008)	$225,900
Amortization expense related to intangible assets was approximately $48.7 million, $34.6 million, and $11.8 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
For intangible assets held as of September 30, 2021, amortization expense for the five succeeding fiscal years is as follows (in thousands):

2022	$50,095
2023	49,125
2024	43,860
2025	38,124
2026	32,860
$214,064

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30,
	2021	2020
Payroll and benefits	$179,147	$169,708
Operating lease liabilities, current	49,286	46,010
Income and other tax accruals	44,075	33,048
Other	68,979	72,632
	$341,487	$321,398
Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	September 30,
	2021	2020
Income taxes payable	$66,081	$49,846
Other	9,155	9,665
	$75,236	$59,511
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
Borrowings under the Term Loan Facility bear interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Term Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. Interest on the outstanding principal of borrowings is currently due quarterly in arrears. As of September 30, 2021, the margin for LIBOR-based loans was 1.125% and the margin for alternate base rate loans was 0.125%.
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
 Among certain affirmative and negative covenants provided in the Term Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on its outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. As of September 30, 2021, the Company was in compliance with all covenants.

As of September 30, 2021, $370.0 million of principal amount under the Term Loan Facility was outstanding, excluding unamortized debt issuance costs of $1.0 million. The weighted average interest rate on the principal amount under the Term Loan Facility outstanding balance was 1.361% and 2.365% for the fiscal years ended September 30, 2021 and 2020, respectively. The following table presents the scheduled principal maturities as of September 30, 2021 (in thousands):

Fiscal Years Ending September 30:
2022	$20,000
2023	350,000
Total	$370,000
Revolving Credit Agreement
On January 31, 2020, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). The Company has the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. The Revolving Credit Agreement also requires payment of a commitment fee calculated at a rate per annum of 0.125% to 0.300% depending on the Company's leverage ratio on the undrawn portion of the Revolving Credit Facility. Commitment fees incurred during fiscal year 2021 were not material.
The Revolving Credit Facility matures on January 31, 2025, at which time any remaining outstanding principal of borrowings under the Revolving Credit Facility is due. The Company has the option to request up to two extensions of the maturity date in each case for an additional period of one year. Among certain affirmative and negative covenants provided in the Revolving Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. As of September 30, 2021, the Company was in compliance with all covenants. As of September 30, 2021, there were no outstanding borrowings under the Revolving Credit Facility, and the Company had available borrowing capacity of $350.0 million.
8. Leases
During the first quarter of fiscal 2020, the Company adopted ASU 2016-02, Leases (Topic 842) (the "Leasing Standard") on a modified retrospective basis using the transition method provided in ASU 2018-11, Leases (Topic 842): Targeted Improvements. The impact of adopting the Leasing Standard resulted in the recognition of right-of-use assets and lease liabilities of $304.8 million and $386.4 million, respectively, on October 1, 2019, the date of adoption.
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
The components of the Company's operating lease expenses for the years ended September 30, 2021 and 2020 were as follows (in thousands):

	Fiscal year ended September 30,
	2021	2020
Operating lease expense	$47,993	$49,925
Short-term lease expense	2,953	3,563
Variable lease expense	25,200	21,980
Total lease expense	$76,146	$75,468
Variable lease expense primarily consists of common area maintenance and parking expenses.

Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

	September 30,
	2021	2020
Operating lease right-of-use assets, net	$244,934	$300,680

Operating lease liabilities, current[1]	49,286	46,010
Operating lease liabilities, long-term	296,945	338,715
Total operating lease liabilities	$346,231	$384,725

Weighted average remaining lease term (in years)	9.7	10.2
Weighted average discount rate	2.60%	2.58%
(1)Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheets.
As of September 30, 2021, the future operating leases payments for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2022	$57,849
2023	48,458
2024	41,142
2025	33,600
2026	26,609
Thereafter	191,142
Total lease payments	398,800
Less: imputed interest	(52,569)
Total lease liabilities	$346,231
Operating lease liabilities above do not include sublease income. As of September 30, 2021, the Company expects to receive sublease income of approximately $13.0 million, which consists of $5.7 million to be received in fiscal year 2022 and $7.3 million to be received over the three fiscal years thereafter.
During the year ended September 30, 2021, the Company recorded an impairment of $23.5 million against the operating lease right-of-use asset related to the exit of six floors in its corporate headquarters. The Company also recorded an impairment of $6.7 million against the right-of-use asset related to the integration of the former Shape headquarters in Santa Clara, California. During the year ended September 30, 2020, the Company recorded an impairment for $9.7 million against the right-of-use asset related to the former Seattle headquarters location, due to the low likelihood of future sublease receipts, as the Company will no longer seek to sublease the space.
As of September 30, 2021, the Company had no significant operating leases that were executed but not yet commenced.
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

Prior to the adoption of the Leasing Standard, future minimum operating lease payments, net of sublease income, were as follows as of September 30, 2019 (in thousands):

Fiscal Year	Gross Lease Payments	Sublease Income	Net Lease Payments
2020	$54,046	$683	$53,363
2021	50,712	1,051	49,661
2022	47,550	1,082	46,468
2023	36,514	368	36,146
2024	33,971	—	33,971
Thereafter	242,826	—	242,826
	$465,619	$3,184	$462,435
9. Income Taxes
The United States and international components of income before income taxes are as follows (in thousands):

	Years Ended September 30,
	2021	2020	2019
United States	$189,398	$216,409	$360,648
International	197,539	179,988	180,463
	$386,937	$396,397	$541,111
The provision for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2021	2020	2019
Current
U.S. federal	$53,107	$26,978	$43,039
State	16,686	4,230	13,864
Foreign	62,832	50,368	49,197
Total	132,625	81,576	106,100
Deferred
U.S. federal	(61,739)	10,875	8,716
State	(15,294)	(1,121)	1,617
Foreign	104	(2,374)	(3,056)
Total	(76,929)	7,380	7,277
	$55,696	$88,956	$113,377
The effective tax rate differs from the U.S. federal statutory rate as follows (in thousands):

	Years Ended September 30,
	2021	2020	2019
Income tax provision at statutory rate	$81,257	$83,243	$113,633
State taxes, net of federal benefit	5,118	4,258	14,206
Tax impact of foreign operations	(26,881)	(7,693)	(9,161)
Research and development and other credits	(18,055)	(11,843)	(12,760)
Stock-based and other compensation	12,740	18,002	6,771
Other	1,517	2,989	688
	$55,696	$88,956	$113,377

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
The Company benefits from tax incentive arrangements in certain foreign jurisdictions, one of which expired in fiscal year 2021 and the rest of which expire in fiscal years 2022 to 2034. The tax incentive agreements are conditional upon meeting certain operational, employment, and investment requirements. These arrangements decreased foreign taxes by $6.0 million, $8.2 million and $8.1 million, and increased diluted earnings per common share by $0.10, $0.13 and $0.13 for the years ended September 30, 2021, 2020 and 2019, respectively.
The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	Years Ended September 30,
	2021	2020
Deferred tax assets
Net operating loss carry-forwards	$41,252	$54,842
Capitalized research and development costs	95,259	—
Accrued compensation and benefits	13,207	13,162
Stock-based compensation	12,829	13,010
Deferred revenue	30,115	40,577
Lease liabilities	23,747	19,656
Other accruals and reserves	18,450	17,384
Tax credit carryforwards	34,187	15,807
Depreciation	580	620
	269,626	175,058
Valuation allowance	(40,404)	(32,587)
	229,222	142,471
Deferred tax liabilities
Purchased intangibles	(57,219)	(46,491)
Depreciation	(26,516)	(34,757)
Deferred costs	(13,057)	(11,924)
Other accruals and reserves	(6,651)	(4,728)
	(103,443)	(97,900)

Net deferred tax assets	$125,779	$44,571
At September 30, 2021, the Company had foreign net operating loss carryforwards of approximately $61.3 million that can be carried forward indefinitely, and $2.7 million that will expire in fiscal year 2026. The Company had $92.8 million of federal net operating loss carryforwards, of which $82.9 million can be carried forward indefinitely and $9.9 million that will expire in fiscal years 2032 to 2035. The annual utilization of the federal net operating loss carryforwards is limited under Internal Revenue Code Section 382. The Company also had $476.1 million of state net operating loss carryforwards, of which $292.0 million can be carried forward indefinitely and $184.1 million will expire in fiscal years 2033 to 2040. In addition, there are $3.3 million of foreign credit carryforwards that will expire in fiscal years 2022 to 2037, $9.5 million of federal credit carryforwards that will expire in fiscal years 2033 to 2040, $25.7 million of state tax credit carryforwards that can be carried forward indefinitely, and $3.3 million of state tax credit carryforwards that will expire in fiscal years 2031 to 2036. Management believes that it is more likely than not that the benefit from certain foreign net operating loss and credit carryforwards and state tax net operating loss and credit carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance on the deferred tax assets relating to these carryforwards. The net change in the total valuation allowance was an increase of $7.8 million and $9.1 million for years ended September 30, 2021 and 2020, respectively.
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
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal years 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Balance, beginning of period	$51,767	$42,287	$31,672
Gross increases related to prior period tax positions	14,867	8,664	5,129
Gross decreases related to prior period tax positions	—	(1,051)	(287)
Gross increases related to current period tax positions	12,595	9,272	7,756
Decreases relating to settlements with tax authorities	(321)	(3,578)	—
Reductions due to lapses of statute of limitations	(8,094)	(3,827)	(1,983)
Balance, end of period	$70,814	$51,767	$42,287
The total amount of gross unrecognized tax benefits was $70.8 million, $51.8 million, and $42.3 million as of September 30, 2021, 2020, and 2019, respectively, of which, $39.2 million, $34.3 million, and $29.4 million, if recognized, would affect the effective tax rate. There is a reasonable possibility that the Company’s unrecognized tax benefits will change within twelve months due to audit settlements or the expiration of statute of limitations, but the Company does not expect the change to be material to the consolidated financial statements.
The Company recognizes interest and, if applicable, penalties (not included in the “unrecognized tax benefits” table above) for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense. In the years ended September 30, 2021, 2020 and 2019, the Company recorded approximately a $1.4 million increase, $1.0 million decrease and $2.4 million increase, respectively, of interest and penalty expense related to uncertain tax positions. As of September 30, 2021 and 2020, the Company had a cumulative balance of accrued interest and penalties on unrecognized tax positions of $4.4 million and $3.0 million, respectively.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2017. Major jurisdictions where there are wholly owned subsidiaries of F5, Inc. which require income tax filings include the United Kingdom, Singapore, and Israel. The earliest periods open for review by local taxing authorities are fiscal years 2020 for the United Kingdom, 2016 for Singapore, and 2013 for Israel. The Company is currently under audit by various states for fiscal years 2015 through 2019 and by various foreign jurisdictions including Israel for fiscal years 2013 to 2018, Saudi Arabia for fiscal years 2015 to 2020, Singapore for fiscal year 2018, and India for fiscal years 2019 to 2020. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal year 2018 federal income tax return, fiscal years 2016, 2017, and 2018 state income tax returns and fiscal years 2014 to 2020 foreign income tax returns.
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
As of September 30, 2021, the Company had $773 million remaining authorized to purchase shares under its share repurchase program.
11. Stock-based Compensation
The Company recognized $243.3 million, $201.9 million and $162.9 million of stock-based compensation expense for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. The income tax benefit recognized on stock-based compensation within income tax expense was $44.1 million, $37.6 million and $31.3 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. As of September 30, 2021, there was $220.7 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over approximately two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees. On October 29, 2021, the Company’s Board of Directors and Talent and Compensation Committee approved 881,908 RSUs to employees and executive officers pursuant to the Company’s annual equity awards program.
Company has adopted a number of stock-based compensation plans as discussed below.
2011 Employee Stock Purchase Plan. In April 2012, the Board of Directors amended and restated the Company’s 1999 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan. A total of 10,000,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than 10,000 shares during an offering period. In addition, no employee may purchase more than $25,000 worth of stock, determined by the fair market value of the shares at the time such option is granted, in one calendar year. The Employee Stock Purchase Plan has been implemented in a series of offering periods, each 6 months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. As of September 30, 2021 there were 1,356,896 shares available for awards under the Employee Stock Purchase Plan.
In determining the fair value of the right to purchase under the Employee Stock Purchase Plan, the Company uses the Black-Scholes option pricing model that employs the following key assumptions:

Employee Stock Purchase Plan Years Ended September 30,
	2021	2020	2019
Risk-free interest rate	0.07% - 0.13%	1.10% - 1.97%	2.25% - 2.51%
Expected dividend	—	—	—
Expected term	0.5 years	0.5 years	0.5 years
Expected volatility	29.67% - 37.22%	26.32% - 41.94%	18.14% - 31.74%
Acquisition Related Incentive Plans. In connection with the Company’s acquisition of Traffix Systems in the second quarter of fiscal year 2012, the Company assumed the Traffix 2007 Israeli Employee Share Option Plan, or the Traffix Plan. Unvested options to acquire Traffix’s common stock were converted into options to acquire the Company’s common stock in connection with the acquisition. A total of 106,829 shares of common stock were reserved for issuance under the Traffix Plan. The plan provided for grants of stock options to persons who were employees, officers, directors, consultants or advisors to Traffix on or prior to February 21, 2012. During the fiscal year 2021, the Company issued no stock options or restricted stock units under the Traffix Plan. As of September 30, 2021, there were options to purchase 49 shares outstanding and no shares available for additional awards under the Traffix Plan. The Company terminated the Traffix Plan effective January 3, 2014 and no additional shares may be issued from the Traffix Plan.
In May 2019, the Company adopted the Nginx Acquisition Equity Incentive Plan, or the Nginx Acquisition Plan. The Nginx Acquisition Plan provided for discretionary grants of stock options and stock units for employees, directors and consultants of Nginx, Inc. to whom the Company offered employment in connection with the Company’s acquisition of Nginx. A total of 183,061 shares of common stock were reserved for issuance under the Nginx Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Nginx Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2021, the Company issued no stock options or restricted stock units under the Nginx Acquisition Plan. As of September 30, 2021, there were no options outstanding and 71,302 stock units outstanding. The Company terminated the Nginx Acquisition Plan effective October 31, 2019 and no additional shares may be issued from the Nginx Acquisition Plan.

In connection with the Company’s acquisition of Nginx, Inc. in the third quarter of fiscal year 2019, the Company assumed the Nginx Inc. 2011 Share Plan, or the Nginx Plan. Unvested options to acquire Nginx's common stock and unvested stock units with respect to Nginx’s common stock were converted into options to acquire the Company’s common stock and stock units with respect to the Company’s stock in connection with the acquisition. A total of 302,634 shares of common stock were reserved for issuance under the Nginx Plan (including converted options and stock units). The Nginx Plan provided for grants of stock options, stock awards and stock units to persons who were employees, officers, directors and consultants to Nginx, Inc. prior to May 8, 2019. During the fiscal year 2021, the Company issued no stock options or restricted stock units under the Nginx Plan. As of September 30, 2021, there were options to purchase 68,095 shares outstanding and 9,242 stock units outstanding. The Company terminated the Nginx Plan effective October 31, 2019 and no additional shares may be issued from the Nginx Plan.
In January 2020, the Company adopted the Shape Acquisition Equity Incentive Plan, or the Shape Acquisition Plan. The Shape Acquisition Plan provided for discretionary grants of stock options and stock units for employees, directors and consultants of Shape Security, Inc. to whom the Company offered employment in connection with the Company’s acquisition of Shape. A total of 450,000 shares of common stock were reserved for issuance under the Shape Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Shape Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2021, the Company issued no stock options or restricted stock units under the Shape Acquisition Plan. As of September 30, 2021, there were no options outstanding and 210,720 stock units outstanding. The Company terminated the Shape Acquisition Plan effective December 28, 2020 and no additional shares may be issued from the Shape Acquisition Plan.
In connection with the Company’s acquisition of Shape Security, Inc. in the second quarter of fiscal year 2020, the Company assumed the Shape 2011 Stock Plan, or the Shape Plan. Unvested options to acquire Shape’s common stock and unvested stock units with respect to Shape’s common stock were converted into options to acquire the Company’s common stock and stock units with respect to the Company’s stock in connection with the acquisition. A total of 501,085 shares of common stock were reserved for issuance under the Shape Plan (including converted options and stock units). The Shape Plan provided for grants of stock options, stock awards and stock units to persons who were employees, officers, directors and consultants to Shape Security, Inc. prior to January 24, 2020. During the fiscal year 2021, the Company issued no stock options or restricted stock units under the Shape Plan. As of September 30, 2021, there were options to purchase 140,033 shares outstanding and 3,755 stock units outstanding. The Company terminated the Shape Plan effective December 28, 2020 and no additional shares may be issued from the Shape Plan.
In January 2021, the Company adopted the Volterra Acquisition Equity Incentive Plan, or the Volterra Acquisition Plan. The Volterra Acquisition Plan provided for discretionary grants of stock options and stock units for employees, directors and consultants of Volterra, Inc. to whom the Company offered employment in connection with the Company’s acquisition of Volterra. A total of 140,000 shares of common stock were reserved for issuance under the Volterra Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Volterra Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2021, the Company issued no stock options and 122,056 restricted stock units under the Volterra Acquisition Plan. As of September 30, 2021, there were no options outstanding and 121,036 stock units outstanding. The Company terminated the Volterra Acquisition Plan effective October 29, 2021 and no additional shares may be issued from the Volterra Acquisition Plan.
In connection with the Company’s acquisition of Volterra, Inc. in the second quarter of fiscal year 2021, the Company assumed the Volterra 2017 Stock Plan, or the Volterra Plan. Unvested options to acquire Shape’s common stock and unvested stock units with respect to Volterra’s common stock were converted into options to acquire the Company’s common stock and stock units with respect to the Company’s stock in connection with the acquisition. A total of 261,696 shares of common stock were reserved for issuance under the Volterra Plan (including converted options and stock units). The Volterra Plan provided for grants of stock options, stock awards and stock units to persons who were employees, officers, directors and consultants to Volterra, Inc. prior to January 22, 2021. During the fiscal year 2021, the Company issued (including conversions to Company awards) 145,360 stock options and 44,846 stock units under the Volterra Plan. As of September 30, 2021, there were options to purchase 116,447 shares outstanding and 34,863 stock units outstanding. The Company terminated the Volterra Plan effective October 29, 2021 and no additional shares may be issued from the Volterra Plan.
2014 Incentive Plan. In March 2014, the Company adopted the 2014 Incentive Plan, or the 2014 Plan, which amended and restated the 2005 Equity Incentive Plan. The 2014 Plan provides for discretionary grants of stock options, stock units and other equity and cash-based awards for employees, including officers, directors and consultants. A total of 22,180,000 shares of common stock have been reserved for issuance under the 2014 Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the 2014 Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. During the fiscal year 2021, the Company issued no stock options, 153,434 performance stock units and 1,510,829 restricted stock units under the 2014 Plan. As of September 30, 2021, there were no options outstanding, 230,926 performance stock units outstanding, 1,340,548 restricted stock units outstanding and 1,889,511 shares available for new awards under the 2014 Plan.
A summary of restricted stock unit activity under the 2014 Plan is as follows:

	Performance Stock Units		Restricted Stock Units
	Outstanding Performance Stock Units	Weighted Average Grant Date Fair Value	Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, September 30, 2020	145,869	$146.42	1,204,290	$146.39
Units granted	153,434	117.16	1,510,829	137.33
Units vested	(59,365)	137.13	(1,183,086)	183.01
Units cancelled	(9,012)	162.72	(191,485)	138.09
Balance, September 30, 2021	230,926	$136.47	1,340,548	$141.90
A majority of the restricted stock units the Company grants to its employees vest quarterly over a two-year period. The performance stock units, restricted stock units and stock options under all plans were granted during fiscal years 2021, 2020 and 2019 with a per-share weighted average fair value of $145.89, $137.84 and $165.64, respectively. The fair value of performance stock units and restricted stock units vested during fiscal years 2021, 2020 and 2019 was $261.9 million, $138.4 million and $159.6 million, respectively. In determining the fair value of the portion of the performance awards based on Total Shareholder Return, the Company uses a Monte Carlo simulation model that employs the following key assumptions:

			Expected Volatility
	Fair Value	Expected Term	Risk-Free		Index	Expected
Grant Date	per Share	(in years)	Interest Rate	F5	Members	Dividend
November 2, 2020
Tranche 1	$182.01	0.91	0.13%	41.89%	53.54%	—
Tranche 2	$185.86	1.91	0.16%	34.77%	41.85%	—
Tranche 3	$189.57	2.91	0.20%	31.74%	37.45%	—
As of September 30, 2021, the following annual equity grants for executive officers or a portion thereof are outstanding:

Grant Date	RSUs Granted	Vesting Schedule	Vesting Period	Date Fully Vested
November 2, 2020	257,568	Quarterly, Annually[1]	3 years	November 1, 2023
November 1, 2019	228,616	Quarterly, Annually[1]	3 years	November 1, 2022
November 1, 2018	144,066	Quarterly, Annually[1]	3 years	November 1, 2021
November 1, 2017	140,135	Quarterly, Annually[1]	4 years	November 1, 2021
(1)50% of the annual equity grant vests in equal quarterly increments and 50% is subject to the Company achieving specified annual performance goals.

A summary of stock option activity under all of the Company’s plans is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
Balance, September 30, 2020	391,100	$36.71
Options granted	145,360	14.84
Options exercised	(163,880)	29.68
Options cancelled	(47,956)	34.21
Balance, September 30, 2021	324,624	$30.83
All stock options granted in fiscal years 2021, 2020 and 2019 were replacement awards of those assumed as part of the acquisitions of Volterra, Shape and NGINX, respectively.
The total intrinsic value of options exercised during fiscal 2021, 2020 and 2019 was $25.6 million, $11.4 million and $0.7 million, respectively.
A summary of options outstanding that are exercisable and that have vested and are expected to vest as of September 30, 2021 is as follows:

	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value(1)
				(In thousands)
Stock options outstanding	324,624	7.19	$30.83	$54,520
Exercisable	158,544	6.67	$28.15	$27,052
Vested and expected to vest	313,777	7.16	$30.53	$52,794
(1)Aggregate intrinsic value represents the difference between the fair value of the Company’s common stock underlying these options at September 30, 2021 and the related exercise prices.
As of September 30, 2021, equity based awards (including stock options and restricted stock units) are available for future issuance as follows:

Awards Available for Grant
Balance, September 30, 2020	2,714,958
Granted	(1,976,525)
Cancelled	299,248
Additional shares reserved (terminated), net	950,729
Balance, September 30, 2021	1,988,410
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended September 30,
	2021	2020	2019
Numerator
Net income	$331,241	$307,441	$427,734
Denominator
Weighted average shares outstanding — basic	60,707	60,911	60,044
Dilutive effect of common shares from stock options and restricted stock units	1,350	467	412
Weighted average shares outstanding — diluted	62,057	61,378	60,456
Basic net income per share	$5.46	$5.05	$7.12
Diluted net income per share	$5.34	$5.01	$7.08
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were not material for the years ended September 30, 2021, 2020 and 2019.
13. Commitments and Contingencies
Purchase Obligations
Purchase obligations are comprised of purchase commitments with the Company’s contract manufacturers. The agreement with the Company’s primary contract manufacturer allows them to procure component inventory on the Company’s behalf based on the Company’s production forecast. The Company is obligated to purchase component inventory that the contract manufacturer procures in accordance with the forecast, unless cancellation is given within applicable lead times. As of September 30, 2021, the Company’s remaining unfulfilled purchase obligations were $26.4 million.
Litigation
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
On April 29, Lynwood filed its amended complaint, seeking the same relief against the Company and other defendants. On May 27, 2021, the Company and other defendants filed a consolidated motion to dismiss the claims Lynwood had selected to proceed to litigate through trial, reserving their right to move to dismiss the 16 stayed claims once the Court lifts the stay. The motion to dismiss was set to be heard by the Court on October 14, 2021, but on October 11, 2021, the Court vacated the hearing and gave notice that it will decide the motion on the papers without oral argument.

Proven Networks LLC Litigations
Proven Networks LLC (“Proven”) is a non-practicing entity (NPE) whose sole business is acquiring patents and filing lawsuits alleging infringement of those patents to extract licensing fees. Proven acquired a portfolio of Alcatel-Lucent patents and has asserted various patents from that portfolio against more than a dozen technology companies in courts in California and Texas, in the International Trade Commission and in foreign courts. Proven is currently pursuing three actions against the Company. In each of these cases, Management believes that the Company has strong non-infringement and invalidity defenses against the asserted patents and intends to vigorously defend these lawsuits.
1.Proven Networks, LLC v. F5 Networks, Inc. (Northern District of California and Western District of Texas)
On April 13, 2020, Proven filed a lawsuit in the United States District Court for the Northern District of California against the Company alleging infringement of four U.S. patents. Prior to the Company’s response to Proven’s complaint, Proven dismissed its claims on two of the asserted patents with prejudice. For the two remaining patents, the Company filed a motion to dismiss those patents as ineligible for patenting under 35 U.S.C. Sect. 101. Prior to the California court’s decision on these motions, however, the case against the Company was moved to the Western District of Texas for pretrial proceedings along with 15 other defendants as part of a Multi-District Litigation (“MDL”). The Company intends to seek remand to the Northern District of California for the remainder of the case. Both remaining patents being asserted against the Company are subject to currently pending validity challenges in the U.S. Patent and Trademark Office’s inter partes review (“IPR”) procedure. The Company has strong non-infringement and invalidity defenses against the asserted patents.
2.Proven Networks, LLC v. F5 Networks, Inc. (International Trade Commission)
On May 28, 2021, Proven filed a complaint in the International Trade Commission against the Company. In its complaint, Proven alleges that Company products – particularly the Policy Enforcement Manager (“PEM”) module - infringe a patent owned by Proven. The ITC instituted the investigation in August 2021. The trial is scheduled to begin on May 2, 2022. Management believes that the Company has strong non-infringement and invalidity defenses against the asserted patent and intends to vigorously defend this lawsuit.
3.Proven Networks, LLC v. F5 Networks, Inc. (Munich, Germany)
On September 14 and 15, 2020, respectively, Proven filed two lawsuits against the Company in the Regional Court in Munich, Germany. Each suit also names a German distributor of the Company. One suit alleges infringement of the European counterpart of one of the patents previously asserted against the Company in the California and Texas cases and the other suit alleges another patent that is not involved in the California and Texas cases. In response to Proven’s infringement actions, the Company has filed nullity actions against both patents at the Federal Patent Court in Munich. An infringement hearing in the first-filed case is currently set for December 15, 2021, and an infringement hearing in the second case is set for March 8, 2022. Like the cases in the U.S., the Company believes that it has strong defenses to Proven’s claims.
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
14. Restructuring Charges
In December 2019, the Company initiated a restructuring plan to match strategic and financial objectives and optimize resources for long term growth, including a reduction in force program affecting approximately 75 employees. The Company recorded a restructuring charge of $7.8 million in the first quarter of fiscal 2020. The Company does not expect to record any future charges related to the restructuring plan.

15. Employee Benefit Plans
The Company has a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their compensation. The Company may, at its discretion, match a portion of the employees’ eligible contributions. Contributions by the Company to the plan during the years ended September 30, 2021, 2020, and 2019 were approximately $13.2 million, $11.3 million and $10.5 million, respectively. Contributions made by the Company vest over four years.
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
The following presents revenues by geographic region (in thousands):

	Years Ended September 30,
	2021	2020	2019
Americas:
United States	$1,365,625	$1,221,190	$1,137,556
Other	92,111	95,878	108,112
Total Americas	1,457,736	1,317,068	1,245,668
EMEA	667,219	593,307	553,701
Asia Pacific	478,461	440,447	443,078
	$2,603,416	$2,350,822	$2,242,447
The Company generates revenues from the sale of products and services. The Company continues to offer its products through a range of consumption models, from physical systems to software solutions and managed services. The following presents net product revenues by systems and software (in thousands):

	Years Ended September 30,
	2021	2020	2019
Net product revenues
Systems revenue	$748,192	$668,313	$745,798
Software revenue	498,892	357,543	239,793
Total net product revenue	$1,247,084	$1,025,856	$985,591
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Years Ended September 30,
	2021	2020	2019
Ingram Micro, Inc.	19.2%	16.7%	18.2%
Tech Data	—	—	10.2%
Westcon Group, Inc.	—	—	10.0%
Synnex Corporation	11.1%	—	—

The following distributors of the Company's products accounted for more than 10% of total receivables:

	September 30,
	2021	2020
Ingram Micro, Inc.	12.6%	14.1%
Synnex Corporation	11.9%	11.4%
Carahsoft Technology	11.5%	—
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	September 30,
	2021	2020
United States	$153,030	$190,509
EMEA	20,526	20,361
Other countries	17,608	18,369
	$191,164	$229,239
17. Subsequent Events
Acquisition of Threat Stack, Inc.
In September 2021, the Company entered into a Merger Agreement (the “Threat Stack Merger Agreement”) with Threat Stack, Inc. ("Threat Stack"), a provider of cloud security and workload protection solutions. The transaction closed on October 1, 2021 with Threat Stack becoming a wholly-owned subsidiary of F5. The addition of Threat Stack’s cloud security capabilities to F5’s application and API protection solutions is expected to enhance visibility across application infrastructure and workloads to deliver more actionable security insights for customers.
Pursuant to the Threat Stack Merger Agreement, at the effective time of the Merger, the capital stock of Threat Stack and the vested outstanding and unexercised stock options in Threat Stack were cancelled and converted to the right to receive approximately $68 million in cash, subject to certain adjustments and conditions set forth in the Threat Stack Merger Agreement.
During fiscal 2021, the Company incurred approximately $1.7 million of acquisition and integration related expenses associated with the Threat Stack acquisition, which is included within General and Administrative operating expenses in the Company's Consolidated Income Statements.
As a result of limited access to Threat Stack information required to prepare initial accounting, together with the limited time since the acquisition date and the effort required to conform the financial statements to the Company's practices and policies, the initial accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, pre-acquisition contingencies and goodwill. Also, the Company is unable to provide pro forma revenues and earnings of the combined entity. If material, this information will be included in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2021.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the results of this assessment and on those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2021.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
During the fourth fiscal quarter, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Although the majority of F5's global workforce is working remotely as a result of the COVID-19 pandemic, there were no material changes to our existing internal controls over financial reporting as a result of this.

Item 9B.Other Information
None.

PART III
Item 10.Directors, Executive Officers and Corporate Governance
Certain information required by this item regarding the Company’s directors and executive officers is incorporated herein by reference to the sections entitled “Board of Directors — Nominees and Continuing Directors,” “Corporate Governance — Committees of the Board — Audit Committee” and “— Code of Ethics for Senior Financial Officers” and “— Director Nomination,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement that will be furnished to the SEC no later than January 28, 2022 (the “Proxy Statement”). Additional information regarding the Company’s directors and executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Directors and Executive Officers of the Registrant.”
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
Item 16.Form 10-K Summary
Not applicable.

EXHIBIT INDEX

Exhibit Number			Exhibit Description
2.1		—	Merger Agreement dated as of March 9, 2019, by and among the Registrant, Nginx, Inc., Neva Merger Sub Limited, and Fortis Advisors LLC(1)+
2.2		—	Merger Agreement, dated December 19, 2019, by and among F5 Networks, Inc., Silhouette Merger Sub, Inc., Shape Security, Inc., and Shareholder Representative Services LLC(2)+
2.3		—	Merger Agreement dated as of January 5, 2021, by and among the Registrant, Voyager Merger Sub Corporation, Volterra, Inc., and Shareholder Representative Services LLC(3)+
3.1		—	Fourth Amended and Restated Articles of Incorporation of the Registrant(4)
3.2		—	Eighth Amended and Restated Bylaws adopted November 12, 2021(5)
4.1	*	—	Description of the Registrant's Securities
4.2		—	Specimen Common Stock Certificate(6)
10.1		—	Commitment Letter, dated as of December 19, 2019, by and among F5 Networks, Inc., JPMorgan Chase Bank, N.A, Bank of America, N.A., and BofA Securities, Inc.(2)
10.2		—	Term Credit Agreement, dated as of January 24, 2020, among F5 Networks, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent(7)
10.3		—	Revolving Credit Agreement dated as of January 31, 2020, among F5 Networks, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent(8)
10.4		—	Office Lease Agreement between the Registrant and Fifth & Columbia Investors, LLC dated May 3, 2017(9)
10.5		—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(10) §
10.6		—	F5 Networks, Inc. 2011 Employee Stock Purchase Plan (Amended and Restated effective March 14, 2019)(11) §
10.7		—	Form of Change of Control Agreement between the Registrant and the executive officers(12) §
10.8		—	Traffix Communication Systems Ltd. 2007 Israeli Employee Share Option Plan(13) §
10.9		—	F5 Networks, Inc. 2014 Incentive Plan, as amended and restated(14) §
10.10		—	Nginx, Inc. 2011 Share Plan(15) §
10.11		—	Nginx, Inc. Acquisition Equity Incentive Plan(15) §
10.12		—	Nginx, Inc. Acquisition Equity Incentive Plan Award Agreement(16) §
10.13		—	F5 Networks, Inc. Assumed Shape 2011 Stock Plan(17) §
10.14		—	F5 Networks, Inc. Shape Acquisition Equity Incentive Plan(17) §
10.15		—	Form of 2014 Incentive Plan Award Agreement (Accelerated Vesting) as revised October 2017(18) §
10.16		—	Form of 2014 Incentive Plan Award Agreement (Accelerated Vesting) as revised November 2019(19) §
10.17		—	F5 Networks, Inc. Assumed Volterra, Inc. Amended and Restated 2017 Stock Plan(20) §
10.18		—	F5 Networks, Inc. Volterra Acquisition Equity Incentive Plan(20) §
10.19		—	F5 Networks, Inc. Assumed Volterra, Inc. 2019 Restricted Stock Unit Sub-Plan France (sub-plan to the F5 Networks, Inc. Assumed Volterra, Inc. Amended and Restated 2017 Stock Plan)(20) §
10.20		—	F5 Networks, Inc. Threat Stack Acquisition Equity Incentive Plan(21) §
10.21		—	Offer Letter from the Registrant to François Locoh-Donou(22) §
10.22		—	Offer Letter from the Registrant to Francis J. Pelzer(23) §
21.1	*	—	Subsidiaries of the Registrant
23.1	*	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Document

Exhibit Number			Exhibit Description
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

(1)Incorporated by reference from Current Report on Form 8-K dated March 11, 2019 and filed with the SEC on March 11, 2019.
(2)Incorporated by reference from Current Report on Form 8-K dated December 19, 2019 and filed with the SEC on December 24, 2019.
(3)Incorporated by reference from Current Report on Form 8-K dated January 5, 2021 and filed with the SEC on January 7, 2021.
(4)Incorporated by reference from Current Report on Form 8-K dated November 15, 2021 and filed with the SEC on November 15, 2021.
(5)Incorporated by reference from Current Report on Form 8-K dated November 15, 2021 and filed with the SEC on November 15, 2021.
(6)Incorporated by reference from Exhibit 4.1 of Registration Statement on Form S-1, File No. 333-75817.
(7)Incorporated by reference from Current Report on Form 8-K dated January 24, 2020 and filed with the SEC on January 24, 2020.
(8)Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended December 31, 2019.
(9)Incorporated by reference from Current Report on Form 8-K dated May 3, 2017 and filed with the SEC on May 3, 2017.
(10)Incorporated by reference from Exhibit 10.1 of Registration Statement on Form S-1, File No. 333-75817.
(11)Incorporated by reference from Current Report on Form 8-K dated March 14, 2019 and filed with the SEC on March 14, 2019.
(12)Incorporated by reference from Current Report on Form 8-K dated April 29, 2009 and filed with the SEC on May 4, 2009.
(13)Incorporated by reference from Registration Statement on Form S-8 File No. 333-179794.
(14)Incorporated by reference from Current Report on Form 8-K dated March 11, 2021 and filed with the SEC on March 15, 2021.
(15)Incorporated by reference from Registration Statement on Form S-8 File No. 333-231802.
(16)Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
(17)Incorporated by reference from Form S-8 filed with the SEC on February 3, 2020.
(18)Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2017.
(19)Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2020.
(20)Incorporated by reference from Registration Statement on Form S-8 File No. 333-252616.
(21)Incorporated by reference from Registration Statement on Form S-8 File No. 333-260656.
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

F5, INC.

By:	/s/ FRANÇOIS LOCOH-DONOU
François Locoh-Donou
Chief Executive Officer and President
Dated: November 16, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ FRANÇOIS LOCOH-DONOU	Chief Executive Officer, President, and Director (principal executive officer)	November 16, 2021
François Locoh-Donou

By:	/S/ FRANCIS J. PELZER	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)	November 16, 2021
Francis J. Pelzer

By:	/S/ ALAN J. HIGGINSON	Director	November 16, 2021
Alan J. Higginson

By:	/S/ SANDRA BERGERON	Director	November 16, 2021
Sandra Bergeron

By:	/S/ ELIZABETH BUSE	Director	November 16, 2021
Elizabeth Buse

By:	/S/ MICHAEL L. DREYER	Director	November 16, 2021
Michael L. Dreyer

By:	/S/ PETER KLEIN	Director	November 16, 2021
Peter Klein

By:	/S/ NIKHIL MEHTA	Director	November 16, 2021
Nikhil Mehta

By:	/S/ MARIE MYERS	Director	November 16, 2021
Marie Myers

By:	/S/ SRIPADA SHIVANANDA	Director	November 16, 2021
Sripada Shivananda

By:	/S/ MICHAEL MONTOYA	Director	November 16, 2021
Michael Montoya