Form 10-Q
period 2021-12-31
F5, INC.
filed 2022-02-04
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of January 28, 2022 was 60,738,170.

F5, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
F5, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31, 2021	September 30, 2021
ASSETS
Current assets
Cash and cash equivalents	$512,406	$580,977
Short-term investments	346,548	329,630
Accounts receivable, net of allowances of $3,262 and $3,696	419,282	340,536
Inventories	20,795	22,055
Other current assets	388,942	337,902
Total current assets	1,687,973	1,611,100
Property and equipment, net	185,355	191,164
Operating lease right-of-use assets	237,341	244,934
Long-term investments	76,991	132,778
Deferred tax assets	148,333	128,193
Goodwill	2,260,407	2,216,553
Other assets, net	490,508	472,558
Total assets	$5,086,908	$4,997,280
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$58,253	$62,096
Accrued liabilities	314,845	341,487
Deferred revenue	1,039,515	968,669
Current portion of long-term debt	19,275	19,275
Total current liabilities	1,431,888	1,391,527
Deferred tax liabilities	2,723	2,414
Deferred revenue, long-term	536,984	521,173
Operating lease liabilities, long-term	287,596	296,945
Long-term debt	344,954	349,772
Other long-term liabilities	77,402	75,236
Total long-term liabilities	1,249,659	1,245,540
Commitments and contingencies (Note 9)
Shareholders' equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 60,711 and 60,652 shares issued and outstanding	145,189	192,458
Accumulated other comprehensive loss	(21,215)	(20,073)
Retained earnings	2,281,387	2,187,828
Total shareholders' equity	2,405,361	2,360,213
Total liabilities and shareholders' equity	$5,086,908	$4,997,280
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended December 31,
	2021	2020
Net revenues
Products	$343,149	$288,045
Services	343,951	336,572
Total	687,100	624,617
Cost of net revenues
Products	81,662	67,038
Services	53,411	47,941
Total	135,073	114,979
Gross profit	552,027	509,638
Operating expenses
Sales and marketing	234,035	214,546
Research and development	130,271	114,191
General and administrative	65,661	63,153
Restructuring charges	7,909	—
Total	437,876	391,890
Income from operations	114,151	117,748
Other expense, net	(2,431)	(683)
Income before income taxes	111,720	117,065
Provision for income taxes	18,161	29,387
Net income	$93,559	$87,678
Net income per share — basic	$1.54	$1.43
Weighted average shares — basic	60,810	61,440
Net income per share — diluted	$1.51	$1.41
Weighted average shares — diluted	61,882	62,282
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended December 31,
	2021	2020
Net income	$93,559	$87,678
Other comprehensive (loss) income:
Foreign currency translation adjustment	(517)	1,278
Available-for-sale securities:
Unrealized losses on securities, net of taxes of $(74) and $(50) for the three months ended December 31, 2021 and 2020, respectively	(621)	(420)
Reclassification adjustment for realized (losses) gains included in net income, net of taxes of $2 and $0 for the three months ended December 31, 2021 and 2020, respectively	(4)	3
Net change in unrealized losses on available-for-sale securities, net of tax	(625)	(417)
Total other comprehensive (loss) income	(1,142)	861
Comprehensive income	$92,417	$88,539
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount

	Three months ended December 31, 2020
Balances, September 30, 2020	61,099	$305,453	$(18,716)	$1,945,531	$2,232,268
Exercise of employee stock options	39	1,118	—	—	1,118
Issuance of stock under employee stock purchase plan	231	26,077	—	—	26,077
Issuance of restricted stock	297	—	—	—	—
Taxes paid related to net share settlement of equity awards	(34)	(4,481)	—	—	(4,481)
Stock-based compensation	—	58,069	—	—	58,069
Net income	—	—	—	87,678	87,678
Other comprehensive income	—	—	861	—	861
Balances, December 31, 2020	61,632	$386,236	$(17,855)	$2,033,209	$2,401,590

	Three months ended December 31, 2021
Balances, September 30, 2021	60,652	$192,458	$(20,073)	$2,187,828	$2,360,213
Exercise of employee stock options	50	1,255	—	—	1,255
Issuance of stock under employee stock purchase plan	169	26,325	—	—	26,325
Issuance of restricted stock	442	—	—	—	—
Repurchase of common stock	(539)	(125,011)	—	—	(125,011)
Taxes paid related to net share settlement of equity awards	(63)	(13,595)	—	—	(13,595)
Stock-based compensation	—	63,757	—	—	63,757
Net income	—	—	—	93,559	93,559
Other comprehensive loss	—	—	(1,142)	—	(1,142)
Balances, December 31, 2021	60,711	$145,189	$(21,215)	$2,281,387	$2,405,361
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended December 31,
	2021	2020
Operating activities
Net income	$93,559	$87,678
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	63,757	58,069
Depreciation and amortization	30,260	27,660
Non-cash operating lease costs	9,663	9,698
Deferred income taxes	(6,407)	(694)
Impairment of assets	6,175	6,873
Other	(1,123)	307
Changes in operating assets and liabilities (excluding effects of the acquisition of businesses):
Accounts receivable	(77,223)	(54,416)
Inventories	1,260	1,443
Other current assets	(44,286)	(23,250)
Other assets	(21,774)	(26,654)
Accounts payable and accrued liabilities	(25,387)	(23,925)
Deferred revenue	76,065	86,193
Lease liabilities	(14,173)	(11,619)
Net cash provided by operating activities	90,366	137,363
Investing activities
Purchases of investments	(36,205)	(42,765)
Maturities of investments	38,138	69,352
Sales of investments	34,549	—
Acquisition of businesses, net of cash acquired	(67,911)	(1,247)
Purchases of property and equipment	(10,564)	(4,697)
Net cash (used in) provided by investing activities	(41,993)	20,643
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	27,581	27,196
Repurchase of common stock	(125,011)	—
Payments on term debt agreement	(5,000)	(5,000)
Taxes paid related to net share settlement of equity awards	(13,595)	(4,481)
Net cash (used in) provided by financing activities	(116,025)	17,715
Net (decrease) increase in cash, cash equivalents and restricted cash	(67,652)	175,721
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(861)	1,655
Cash, cash equivalents and restricted cash, beginning of period	584,333	852,826
Cash, cash equivalents and restricted cash, end of period	$515,820	$1,030,202
Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$16,500	$15,032
Cash paid for interest on long-term debt	1,252	1,370
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$818	$1,614
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Summary of Significant Accounting Policies
Description of Business
F5, Inc. (the "Company") is a leading provider of multi-cloud application security and delivery solutions which enable its customers to develop, deploy, operate, secure, and govern applications in any architecture, from on-premises to the public cloud. The Company's cloud, software, and hardware solutions enable its customers to deliver digital experiences to their customers faster, reliably, and at scale. The Company's enterprise-grade application services are available as cloud-based, software-as-a-service, and software-only solutions optimized for multi-cloud environments, with modules that can run independently, or as part of an integrated solution on its high-performance appliances. In connection with its solutions, the Company offers a broad range of professional services, including consulting, training, installation, maintenance, and other technical support services. On October 1, 2021, the Company completed its acquisition of Threat Stack, Inc. ("Threat Stack"), a provider of cloud security and workload protection solutions.
Basis of Presentation
The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
There have been no material changes to the Company's significant accounting policies as of and for the three months ended December 31, 2021.
Recently Adopted Accounting Standards
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The Company early adopted this accounting standard update beginning in the first quarter of fiscal 2022 and it did not have a material impact on the Company's consolidated financial statements. The ongoing impact of this standard will be fact dependent on the transactions within its scope.

2. Revenue from Contracts with Customers
Capitalized Contract Acquisition Costs
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the three months ended December 31, 2021 and 2020 (in thousands):

	Three months ended December 31,
	2021	2020
Balance, beginning of period	$77,836	$70,396
Additional capitalized contract acquisition costs	10,512	9,725
Amortization of capitalized contract acquisition costs	(9,414)	(8,152)
Balance, end of period	$78,934	$71,969
Amortization of capitalized contract acquisition costs was $9.4 million and $8.2 million for the three months ended December 31, 2021 and 2020, respectively, and is recorded in Sales and Marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.
Contract Balances
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to the Company's contracts with customers. Liabilities are recorded for amounts that the Company has the unconditional right to transfer goods and services under contracts with customers. These liabilities are classified as current and non-current deferred revenue.
The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the three months ended December 31, 2021 and 2020 (in thousands):

	Three months ended December 31,
	2021	2020
Balance, beginning of period	$1,489,842	$1,272,632
Amounts added but not recognized as revenues	441,591	421,918
Deferred revenue acquired through acquisition of businesses	10,591	—
Revenues recognized related to the opening balance of deferred revenue	(365,525)	(335,725)
Balance, end of period	$1,576,499	$1,358,825
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. As of December 31, 2021, the total non-cancelable remaining performance obligations under the Company's contracts with customers was approximately $1.6 billion and the Company expects to recognize revenues on approximately 65.9% of these remaining performance obligations over the next 12 months, 21.1% in year two, and the remaining balance thereafter.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements at December 31, 2021, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2021
Cash equivalents	$19,265	$779	$—	$20,044
Short-term investments
Available-for-sale securities — certificates of deposits	—	992	—	992
Available-for-sale securities — corporate bonds and notes	—	177,093	—	177,093
Available-for-sale securities — municipal bonds and notes	—	15,359	—	15,359
Available-for-sale securities — U.S. government securities	—	135,934	—	135,934
Available-for-sale securities — U.S. government agency securities	—	17,170	—	17,170
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	48,638	—	48,638
Available-for-sale securities — municipal bonds and notes	—	2,239	—	2,239
Available-for-sale securities — U.S. government securities	—	24,341	—	24,341
Available-for-sale securities — U.S. government agency securities	—	1,773	—	1,773
Total	$19,265	$424,318	$—	$443,583

The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2021, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2021
Cash equivalents	$17,150	$4,397	$—	$21,547
Short-term investments
Available-for-sale securities — certificates of deposits	—	255	—	255
Available-for-sale securities — corporate bonds and notes	—	186,107	—	186,107
Available-for-sale securities — municipal bonds and notes	—	13,566	—	13,566
Available-for-sale securities — U.S. government securities	—	102,615	—	102,615
Available-for-sale securities — U.S. government agency securities	—	27,087	—	27,087
Long-term investments
Available-for-sale securities — corporate bonds and notes	—	53,107	—	53,107
Available-for-sale securities — municipal bonds and notes	—	11,111	—	11,111
Available-for-sale securities — U.S. government securities	—	59,608	—	59,608
Available-for-sale securities — U.S. government agency securities	—	8,952	—	8,952
Total	$17,150	$466,805	$—	$483,955
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
As a result of a planned change in the use of the asset, the Company recorded an impairment of $6.2 million against the Shape trade name intangible asset, which was reflected in the Sales and Marketing line item on the Company's consolidated income statement for the three months ended December 31, 2021. The Company did not recognize any impairment charges related to its intangible assets in the first quarter of fiscal 2021.
In the first quarter of fiscal 2021, the Company recorded an impairment of $6.7 million against the operating lease right-of-use asset related to the integration of the former Shape headquarters in Santa Clara, California. Impairment charges for the first quarter of fiscal 2021 also included $0.2 million for other fixed assets associated with the Shape headquarters in Santa Clara, California. The Company calculated the fair value of the right-of-use assets, tenant improvements and other fixed assets based on estimated future discounted cash flows and classified the fair value as a Level 3 measurement due to the significance of unobservable inputs, which included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term and the discount rate. The impairment charges for the three months ended December 31, 2020 were allocated to various expense line items on the Company’s consolidated income statements based on the teams that previously worked out of the exited space.

Impairment charges were allocated to the following income statement line items for the three months ended December 31, 2021 and 2020 (in thousands):

	Three months ended December 31,
	2021	2020
Cost of net product revenue	$—	$1,968
Cost of net service revenue	—	1
Sales and marketing	6,175	1,259
Research and development	—	3,129
General and administrative	—	516
Total impairment charges	$6,175	$6,873
During the three months ended December 31, 2021 and 2020, the Company did not recognize any impairment charges related to goodwill.
4. Short-Term and Long-Term Investments
Short-term investments consist of the following (in thousands):

December 31, 2021	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposits	$992	$—	$—	$992
Corporate bonds and notes	177,248	10	(165)	177,093
Municipal bonds and notes	15,377	—	(18)	15,359
U.S. government securities	136,091	—	(157)	135,934
U.S. government agency securities	17,193	—	(23)	17,170
	$346,901	$10	$(363)	$346,548

September 30, 2021	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposits	$255	$—	$—	$255
Corporate bonds and notes	186,043	116	(52)	186,107
Municipal bonds and notes	13,570	1	(5)	13,566
U.S. government securities	102,607	12	(4)	102,615
U.S. government agency securities	27,096	—	(9)	27,087
	$329,571	$129	$(70)	$329,630
Long-term investments consist of the following (in thousands):

December 31, 2021	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$48,845	$—	$(207)	$48,638
Municipal bonds and notes	2,262	—	(23)	2,239
U.S. government securities	24,426	—	(85)	24,341
U.S. government agency securities	1,783	—	(10)	1,773
	$77,316	$—	$(325)	$76,991

September 30, 2021	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$53,128	$13	$(34)	$53,107
Municipal bonds and notes	11,114	1	(4)	11,111
U.S. government securities	59,614	2	(8)	59,608
U.S. government agency securities	8,957	—	(5)	8,952
	$132,813	$16	$(51)	$132,778
Interest income from investments was $0.3 million and $1.1 million for the three months ended December 31, 2021 and 2020, respectively. Interest income is included in other income (expense), net on the Company's consolidated income statements.
The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2021 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$196,228	$(372)	$—	$—	$196,228	$(372)
Municipal bonds and notes	16,144	(41)	—	—	16,144	(41)
U.S. government securities	160,275	(242)	—	—	160,275	(242)
U.S. government agency securities	18,943	(33)	—	—	18,943	(33)
Total	$391,590	$(688)	$—	$—	$391,590	$(688)
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
The Company invests in securities that are rated investment grade. The Company reviews the individual securities in its portfolio to determine whether a credit loss exists by comparing the extent to which the fair value is less than the amortized cost and considering any changes to ratings of a security by a ratings agency. The Company determined that as of December 31, 2021, there were no credit losses on any investments within its portfolio.
5. Business Combinations
Fiscal Year 2022 Acquisition of Threat Stack, Inc.
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
Pursuant to the Threat Stack Merger Agreement, at the effective time of the Merger, the capital stock of Threat Stack and the vested outstanding and unexercised stock options in Threat Stack were cancelled and converted to the right to receive approximately $68.9 million in cash, subject to certain adjustments and conditions set forth in the Threat Stack Merger

Agreement. In addition, the Company incurred $1.5 million of transaction costs associated with the acquisition which was included in General and Administrative expenses in the fourth fiscal quarter of 2021 and first fiscal quarter of 2022.
As a result of the acquisition, the Company acquired all the assets and assumed all the liabilities of Threat Stack. The goodwill related to the Threat Stack acquisition is comprised primarily of expected synergies from combining operations and the acquired intangible assets that do not qualify for separate recognition. Goodwill related to the Threat Stack acquisition is not expected to be deductible for tax purposes. The results of operations of Threat Stack have been included in the Company's consolidated financial statements from the date of acquisition.
The allocated purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values is presented in the following table (in thousands):

		Estimated
		Useful Life
Assets acquired
Deferred tax assets	$13,366
Other net tangible assets acquired, at fair value	5,481
Cash, cash equivalents, and restricted cash	912
Identifiable intangible assets:
Developed technology	11,400	5 years
Customer relationships	4,400	5 years
Goodwill	43,956
Total assets acquired	$79,515
Liabilities assumed
Deferred revenue	$(10,591)
Total liabilities assumed	$(10,591)
Net assets acquired	$68,924
The initial allocation of the purchase price was based on preliminary valuations and assumptions and is subject to change within the measurement period. The Company expects to finalize the allocation of the purchase price as soon as practicable and no later than one year from the acquisition date.
The developed technology intangible asset will be amortized on a straight-line basis over its estimated useful life of five years and included in cost of net product revenues. The customer relationships intangible asset will be amortized on a straight-line basis over its estimated useful life of five years and included in sales and marketing expenses. The weighted-average life of the amortizable intangible assets recognized from the Threat Stack acquisition was five years as of October 1, 2021, the date the transaction closed. The estimated useful lives for the acquired intangible assets were based on the expected future cash flows associated with the respective asset.
Since the Threat Stack acquisition was completed on October 1, 2021, the F5 and Threat Stack teams have been executing a plan to integrate ongoing operations. The pro forma financial information, as well as the revenue and earnings generated by Threat Stack, were not material to the Company's operations for the periods presented.

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
The measurement period for the Volterra acquisition will lapse during the second quarter of fiscal 2022.
The developed technology intangible asset is being amortized on a straight-line basis over its estimated useful life of seven years and included in cost of net product revenues. The customer relationships intangible asset is being amortized on a straight-line basis over its estimated useful life of one year and included in sales and marketing expenses. The weighted-average life of the amortizable intangible assets recognized from the Volterra acquisition was 6.95 years as of January 22, 2021, the date the transaction closed. The estimated useful lives for the acquired intangible assets were based on the expected future cash flows associated with the respective asset.
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

6. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows for the periods presented (in thousands):

	December 31, 2021	September 30, 2021
Cash and cash equivalents	$512,406	$580,977
Restricted cash included in other assets, net	3,414	3,356
Total cash, cash equivalents and restricted cash	$515,820	$584,333
Inventories
Inventories consist of the following (in thousands):

	December 31, 2021	September 30, 2021
Finished goods	$15,734	$13,081
Raw materials	5,061	8,974
	$20,795	$22,055
Other Current Assets
Other current assets consist of the following (in thousands):

	December 31, 2021	September 30, 2021
Unbilled receivables	$236,042	$215,396
Prepaid expenses	94,024	59,636
Capitalized contract acquisition costs	34,689	34,265
Other	24,187	28,605
	$388,942	$337,902
Other Assets
Other assets, net consist of the following (in thousands):

	December 31, 2021	September 30, 2021
Intangible assets	$237,528	$237,178
Unbilled receivables	171,787	158,885
Capitalized contract acquisition costs	44,245	43,571
Other	36,948	32,924
	$490,508	$472,558
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31, 2021	September 30, 2021
Payroll and benefits	$149,552	$179,147
Operating lease liabilities, current	46,889	49,286
Income and other tax accruals	51,669	44,075
Other	66,735	68,979
	$314,845	$341,487

Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	December 31, 2021	September 30, 2021
Income taxes payable	$68,234	$66,081
Other	9,168	9,155
	$77,402	$75,236
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
Borrowings under the Term Loan Facility bear interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Term Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. Interest on the outstanding principal of borrowings is currently due quarterly in arrears. As of December 31, 2021, the margin for LIBOR-based loans was 1.125% and the margin for alternate base rate loans was 0.125%.
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
 Among certain affirmative and negative covenants provided in the Term Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on its outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. As of December 31, 2021, the Company was in compliance with all covenants.
As of December 31, 2021, $365.0 million of principal amount under the Term Loan Facility was outstanding, excluding unamortized debt issuance costs of $0.8 million. The weighted average interest rate on the principal amount under the Term Loan Facility outstanding balance was 1.282% and 1.390% for the three months ended December 31, 2021 and 2020, respectively. The following table presents the scheduled principal maturities as of December 31, 2021 (in thousands):

Fiscal Years Ending September 30:	Amount
2022 (remainder)	$15,000
2023	350,000
Total	$365,000
Revolving Credit Agreement
On January 31, 2020, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). The Company has the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. The Revolving Credit Agreement also requires payment of a commitment fee calculated at a rate per annum of 0.125% to 0.300% depending on the Company's leverage ratio on the undrawn portion of the Revolving Credit Facility. Commitment fees incurred during the three months ended December 31, 2021 were not material.

The Revolving Credit Facility matures on January 31, 2025, at which time any remaining outstanding principal of borrowings under the Revolving Credit Facility is due. The Company has the option to request up to two extensions of the maturity date in each case for an additional period of one year. Among certain affirmative and negative covenants provided in the Revolving Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. As of December 31, 2021, the Company was in compliance with all covenants. As of December 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility, and the Company had available borrowing capacity of $350.0 million.
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
The components of the Company's operating lease expenses for the three months ended December 31, 2021 and 2020 were as follows (in thousands):

	Three months ended December 31,
	2021	2020
Operating lease expense	$11,914	$12,181
Short-term lease expense	556	986
Variable lease expense	6,244	7,026
Total lease expense	$18,714	$20,193
Variable lease expense primarily consists of common area maintenance, real estate taxes and parking expenses.
Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

	December 31, 2021	September 30, 2021
Operating lease right-of-use assets, net	$237,341	$244,934

Operating lease liabilities, current[1]	46,889	49,286
Operating lease liabilities, long-term	287,596	296,945
Total operating lease liabilities	$334,485	$346,231

Weighted average remaining lease term (in years)	9.6	9.7
Weighted average discount rate	2.60%	2.60%
(1)Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheets.

As of December 31, 2021, the future operating lease payments for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2022 (remainder)	$41,840
2023	50,162
2024	41,519
2025	33,599
2026	26,583
2027	26,224
Thereafter	164,890
Total lease payments	384,817
Less: imputed interest	(50,332)
Total lease liabilities	$334,485
Operating lease liabilities above do not include sublease income. As of December 31, 2021, the Company expects to receive sublease income of approximately $17.5 million, which consists of $5.1 million to be received for the remainder of fiscal 2022 and $12.4 million to be received over the three fiscal years thereafter. In the first quarter of fiscal 2021, the Company recorded an impairment of $6.7 million against the right-of-use asset related to the integration of the former Shape headquarters in Santa Clara, California. There were no impairments against right-of-use assets for the three months ended December 31, 2021.
As of December 31, 2021, the Company had no significant operating leases that were executed but not yet commenced.
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of December 31, 2021 and September 30, 2021 were not material.
Commitments
As of December 31, 2021, the Company's principal commitments consisted of borrowings under the Term Loan Facility and obligations outstanding under operating leases. Refer to Note 7 for the scheduled principal maturities of the Term Loan Facility as of December 31, 2021.
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
This case has recently been assigned to a new judge. The new judge has not indicated when the motion will be ruled upon.
Proven Networks LLC Litigations
Proven Networks LLC (“Proven”) is a non-practicing entity (NPE) whose sole business is acquiring patents and filing lawsuits alleging infringement of those patents to extract licensing fees. Proven acquired a portfolio of Alcatel-Lucent patents and asserted various patents from that portfolio against more than a dozen technology companies in courts in California and Texas, in the International Trade Commission and in foreign courts. Proven brought three actions against the Company, one in California, one in the International Trade Commission, and one in Germany. These cases against the Company were resolved through a global settlement that was not material to the Company, the terms of which are confidential.
10. Income Taxes
The Company's tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items in the related period.
The effective tax rate was 16.3% and 25.1% for the three months ended December 31, 2021 and 2020, respectively. The decrease in the effective tax rate for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020 is primarily due to the tax impact of stock based compensation.
At December 31, 2021, the Company had $72.7 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2017. Major jurisdictions where there are wholly owned subsidiaries of F5, Inc. which require income tax filings include the United Kingdom, Singapore, and Israel. The earliest periods open for review by local taxing authorities are fiscal years 2020 for the United Kingdom, 2017 for Singapore, and 2013 for Israel. The Company is currently under audit by various states for fiscal years 2015 through 2019, and by various foreign jurisdictions including Israel for fiscal years 2013 to 2018, Saudi Arabia for fiscal years 2015 to 2020, and India for fiscal years 2019 to 2020. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal year 2018 federal income tax return, fiscal years 2017 and 2018 state income tax returns, and fiscal years 2015 to 2020 foreign income tax returns.
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
The following table summarizes the Company's repurchases and retirements of its common stock under its Stock Repurchase Program (in thousands, except per share data):

	Three months ended December 31,
	2021	2020
Shares repurchased	539	—
Average price per share	$232.14	$—
Amount repurchased	$125,011	$—
As of December 31, 2021, the Company had $647.5 million remaining authorized to purchase shares under its share repurchase program.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended December 31,
	2021	2020
Numerator
Net income	$93,559	$87,678
Denominator
Weighted average shares outstanding — basic	60,810	61,440
Dilutive effect of common shares from stock options and restricted stock units	1,072	842
Weighted average shares outstanding — diluted	61,882	62,282
Basic net income per share	$1.54	$1.43
Diluted net income per share	$1.51	$1.41
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were not material for the three months ended December 31, 2021 and 2020.
13. Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Management has determined that the Company is organized as, and operates in, one reportable operating segment: the development, marketing and sale of application security and delivery services across multi-cloud environments.
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
The following presents revenues by geographic region (in thousands):

	Three months ended December 31,
	2021	2020
Americas:
United States	$381,289	$320,343
Other	21,702	22,793
Total Americas	402,991	343,136
EMEA	162,062	162,084
Asia Pacific	122,047	119,397
	$687,100	$624,617
The Company generates revenues from the sale of products and services. The Company continues to offer its products through a range of consumption models, from physical systems to software solutions and managed services. The following presents net product revenues by systems and software (in thousands):

	Three months ended December 31,
	2021	2020
Net product revenues
Systems revenue	$180,157	$178,571
Software revenue	162,992	109,474
Total net product revenue	$343,149	$288,045
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended December 31,
	2021	2020
Ingram Micro, Inc.	18.7%	18.1%
Synnex Corporation	12.2%	10.0%
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	December 31, 2021	September 30, 2021
United States	$147,012	$153,030
EMEA	20,953	20,526
Other countries	17,390	17,608
	$185,355	$191,164
14. Restructuring Charges
In the first quarter of fiscal 2022, the Company initiated a restructuring plan to match strategic and financial objectives and optimize resources for long term growth, including a reduction in force program affecting approximately 70 positions. The

Company recorded a restructuring charge of $7.9 million in the first quarter of fiscal 2022. The Company does not expect to record any significant future charges related to the restructuring plan.
During the three months ended December 31, 2021, the following activity was recorded (in thousands):

Employee Severance, Benefits and Related Costs
Accrued expenses, October 1, 2021	$—
Restructuring charges	7,909
Cash payments	(4,027)
Accrued expenses, December 31, 2021	$3,882

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
Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:
•Revenues. The majority of our revenues are derived from sales of our application security and delivery products including our BIG-IP appliances and VIPRION chassis and related software modules and our software-only Virtual Editions; Local Traffic Manager (LTM), DNS Services (formerly Global Traffic Manager); Advanced Firewall Manager (AFM) and Policy Enforcement Manager (PEM), that leverage the unique performance characteristics of our hardware and software architecture; and products that incorporate acquired technology, including Application Security Manager (ASM) and Access Policy Manager (APM); NGINX Plus and NGINX Controller; Shape Defense and Enterprise Defense; and the Secure Web Gateway and Silverline DDoS and Application security offerings which are sold to customers on a subscription basis. We also derive revenues from the sales of global services including annual maintenance contracts, training and consulting services. We carefully monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products and feature enhancements are indicators of future trends. We also consider overall revenue concentration by customer and by geographic region as additional indicators of current and future trends. Near term, we expect worsening global supply chain constraints will result in a shortfall in our ability to meet customer demand for our hardware-based solutions, thereby impacting revenues from systems sales.

•Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, software-as-a-service infrastructure costs, amortization of developed technology and personnel and overhead expenses. Our margins have remained relatively stable; however, factors such as sales price, product and services mix, inventory obsolescence, returns, component price increases, warranty costs, global supply chain constraints, and the remaining uncertainty surrounding the COVID-19 pandemic could significantly impact our gross margins from quarter to quarter and represent significant indicators we monitor on a regular basis.
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
•Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The decrease in cash and investments for the first three months of fiscal year 2022 was primarily due to $125.0 million of cash required for the repurchase of shares and $68.0 million in cash paid for the acquisition of Threat Stack in the first quarter of fiscal 2022. The decrease in cash and investments for the first quarter of fiscal 2022 was partially offset by cash provided by operating activities of $90.4 million. Going forward, we believe the primary driver of cash flows will be net income from operations. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. Additionally, on January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of December 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
•Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in the first quarter of fiscal year 2022 due to the growth of our subscriptions business, including the acquired deferred revenue associated with the Threat Stack acquisition. Our days sales outstanding for the first quarter of fiscal year 2022 was 55. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
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
There were no material changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K for the fiscal year ended September 30, 2021. Refer to the "Recently Adopted Accounting Standards" section of Note 1 in this Quarterly Report on Form 10-Q for a summary of the new accounting policies.

COVID-19 Update
Management has prioritized a human-first approach to the COVID-19 pandemic. For F5, this means ensuring the health and safety of employees, their families and our communities. Further, this approach extends to our customers as we look for ways that we can support their operations during this crisis.
Our analysis shows COVID-19 did not have a significant impact on our results of operations for the quarter ended December 31, 2021. We continue to monitor the ongoing uncertainty related to the global pandemic on our business and financial outlook. Global supply chain constraints in the wake of the COVID-19 pandemic continue to reduce our visibility into component availability, and lead times are increasing for components necessary for our hardware-based solutions. We are undertaking efforts to mitigate supply chain constraints, but worsening component availability is expected to cause lengthening lead times on shipments of products to customers, delaying our ability to fulfill some hardware orders. In addition, we are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, or on our financial results.
Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended December 31,
	2021	2020
	(in thousands, except percentages)
Net revenues
Products	$343,149	$288,045
Services	343,951	336,572
Total	$687,100	$624,617
Percentage of net revenues
Products	49.9%	46.1%
Services	50.1	53.9
Total	100.0%	100.0%
Net Revenues. Total net revenues increased 10.0% for the three months ended December 31, 2021, from the comparable period in the prior year. Overall revenue growth for the three months ended December 31, 2021, was primarily due to the increases in both product and service revenue. The product revenue increase was driven by software revenue increases, specifically from our software-as-a-service product offerings and our subscription-based offerings, which include software sold via our flexible consumption program or multi-year subscriptions. Service revenues increased as a result of our increased installed base of products. In addition, our stand-alone security product revenue and our global services revenue associated with security continued to grow in the first quarter of fiscal 2022. Revenues outside of the United States represented 44.5% of total net revenues for the three months ended December 31, 2021, compared to 48.7% for the same period in the prior year.
Net Product Revenues. Net product revenues increased 19.1% for the three months ended December 31, 2021, from the comparable period in the prior year. The increase of $55.1 million in net product revenues for the three months ended December 31, 2021 was due to an increase in both software and systems revenue compared to the same period in the prior year.
The following presents net product revenues by systems and software (in thousands):

	Three months ended December 31,
	2021	2020
Net product revenues
Systems revenue	$180,157	$178,571
Software revenue	162,992	109,474
Total net product revenue	$343,149	$288,045
Percentage of net product revenues
Systems revenue	52.5%	62.0%
Software revenue	47.5	38.0
Total net product revenue	100.0%	100.0%
Net Service Revenues. Net service revenues increased 2.2% for the three months ended December 31, 2021, from the comparable period in the prior year. The increases in service revenue were the result of increased purchases or renewals of maintenance contracts driven by additions to our installed base of products.

The following distributors of our products accounted for more than 10% of total net revenue:

	Three months ended December 31,
	2021	2020
Ingram Micro, Inc.	18.7%	18.1%
Synnex Corporation	12.2%	10.0%
The following distributors of our products accounted for more than 10% of total receivables:

	December 31, 2021	September 30, 2021
Ingram Micro, Inc.	17.8%	12.6%
Synnex Corporation	14.4%	11.9%
Carahsoft Technology	—	11.5%
No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended December 31,
	2021	2020
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$81,662	$67,038
Services	53,411	47,941
Total	135,073	114,979
Gross profit	$552,027	$509,638
Percentage of net revenues and gross margin (as a percentage of related net revenue)
Products	23.8%	23.3%
Services	15.5	14.2
Total	19.7	18.4
Gross margin	80.3%	81.6%
Cost of Net Product Revenues. Cost of net product revenues consists of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, software-as-a-service infrastructure costs and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased $14.6 million, or 21.8% for the three months ended December 31, 2021, from the comparable period in the prior year. The increase in cost of net product revenues was primarily due to component cost increases, expedite fees, and other costs related to actions we are taking to mitigate supply chain constraints.
Cost of Net Service Revenues. Cost of net service revenues consists of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three months ended December 31, 2021, cost of net service revenues as a percentage of net service revenues was 15.5%, compared to 14.2% for the comparable period in the prior year. Professional services headcount at the end of December 2021 increased to 1,037 from 967 at the end of December 2020.

	Three months ended December 31,
	2021	2020
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$234,035	$214,546
Research and development	130,271	114,191
General and administrative	65,661	63,153
Restructuring charges	7,909	—
Total	$437,876	$391,890
Operating expenses (as a percentage of net revenue)
Sales and marketing	34.1%	34.3%
Research and development	19.0	18.3
General and administrative	9.5	10.1
Restructuring charges	1.1	—
Total	63.7%	62.7%
Sales and Marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased $19.5 million, or 9.1% for the three months ended December 31, 2021, from the comparable period in the prior year. The increase in sales and marketing expense was primarily due to an increase of $10.9 million in personnel costs for the three months ended December 31, 2021, from the comparable period in the prior year. Sales and marketing expenses for the first quarter of fiscal 2022 also included an impairment charge of $6.2 million related to the write-off of the Shape trade name intangible asset. Sales and marketing headcount at the end of December 2021 increased to 2,430 from 2,398 at the end of December 2020. Sales and marketing expenses included stock-based compensation expense of $26.8 million for the three months ended December 31, 2021, compared to $25.2 million for the same period in the prior year.
Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased $16.1 million, or 14.1% for the three months ended December 31, 2021, from the comparable period in the prior year. For the three months ended December 31, 2021, personnel costs increased $14.1 million from the comparable period in the prior year due to growth in research and development headcount, including employees from the acquisitions of Volterra and Threat Stack. Research and development headcount at the end of December 2021 increased to 1,947 from 1,801 at the end of December 2020. Research and development expenses included stock-based compensation expense of $18.6 million for the three months ended December 31, 2021, compared to $15.0 million for the same period in the prior year.
General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, facilities and depreciation expenses. General and administrative expenses increased $2.5 million, or 4.0% for the three months ended December 31, 2021, from the comparable period in the prior year. For the three months ended December 31, 2021, personnel costs increased $4.0 million, from the comparable period in the prior year due to growth in general and administrative headcount. The increase in general and administrative expenses for the three months ended December 31, 2021 were partially offset by a decrease of $1.5 million in professional fees, from the comparable period in the prior year. General and administrative headcount at the end of December 2021 increased to 856 from 735 at the end of December 2020. General and administrative expenses included stock-based compensation expense of $10.9 million for the three months ended December 31, 2021, compared to $10.5 million for the same period in the prior year.
Restructuring Charges. In the first fiscal quarter of 2021, we completed a restructuring plan to align strategic and financial objectives and optimize resources for long term growth. As a result of these initiatives, we recorded a restructuring charge of $7.9 million related to a reduction in workforce that is reflected in our results for the three months ended December 31, 2021.

	Three months ended December 31,
	2021	2020
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$114,151	$117,748
Other expense, net	(2,431)	(683)
Income before income taxes	111,720	117,065
Provision for income taxes	18,161	29,387
Net income	$93,559	$87,678
Other income and income taxes (as percentage of net revenue)
Income from operations	16.6%	18.9%
Other expense, net	(0.3)	(0.1)
Income before income taxes	16.3	18.7
Provision for income taxes	2.7	4.7
Net income	13.6%	14.0%
Other Expense, Net. Other expense, net consists primarily of interest income and expense and foreign currency transaction gains and losses. The decrease in other expense, net for the three months ended December 31, 2021 was primarily due to an increase in foreign currency loss of $1.0 million compared to the same period in the prior year. In addition, interest income from our investments decreased $0.9 million for the three months ended December 31, 2021 compared to the same period in the prior year.
Provision for income taxes. The effective tax rate was 16.3% and 25.1% for the three months ended December 31, 2021 and 2020, respectively. The decrease in the effective tax rate for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020 is primarily due to the tax impact of stock-based compensation.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at December 31, 2021 and September 30, 2021 were $145.6 million and $125.8 million, respectively. The net deferred tax assets include valuation allowances of $46.6 million and $40.4 million as of December 31, 2021 and September 30, 2021, respectively, which are primarily related to certain state and foreign net operating losses and tax credit carryforwards.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $935.9 million as of December 31, 2021, compared to $1,043.4 million as of September 30, 2021, representing a decrease of $107.5 million. The decrease was primarily due to $125.0 million of cash required for the repurchase of outstanding common stock and $68.0 million in cash paid for the acquisition of Threat Stack in the first quarter of fiscal 2022. The decrease was partially offset by cash provided by operating activities of $90.4 million for the three months ended December 31, 2021.
Cash provided by operating activities for the first three months of fiscal year 2022 resulted from net income of $93.6 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation, impairment and amortization charges. Cash provided by operating activities for the first quarter of fiscal 2022 decreased from the comparable period in the prior year for two primary reasons. First, we had strong multi-year subscription sales in the first quarter of fiscal year 2022, which are generally sold on three-year terms. Multi-year subscriptions are billed on an annual basis with the remainder recognized on the balance sheet as unbilled assets. Second, during the quarter we had significant prepayments with our contract manufacturer associated with components for future hardware-based solution builds.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part 1, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. However, we anticipate our current cash, cash equivalents and investment balances, anticipated cash flows generated from operations, and available borrowing capacity on the Revolver Credit Facility will be sufficient to meet our liquidity needs.
Cash used in investing activities was $42.0 million for the three months ended December 31, 2021, compared to cash provided by investing activities of $20.6 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions and capital expenditures. The amount of cash used in investing activities for the three months ended December 31, 2021 was primarily the result of $68.0 million in cash paid for the acquisition of Threat Stack in the first quarter of fiscal 2022, along with capital expenditures related to maintaining our operations worldwide and the purchase of investments, partially offset by the maturity and sale of investments.
Cash used in financing activities was $116.0 million for the three months ended December 31, 2021, compared to cash provided by financing activities of $17.7 million for the same period in the prior year. Our financing activities for the three months ended December 31, 2021 primarily consisted of $125.0 million of cash used to repurchase shares, as well as $13.6 million in cash used for taxes related to net share settlement of equity awards, and $5.0 million in cash used to make principal payments on our term loan. Cash used in financing activities was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $27.6 million.
On January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of December 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
Obligations and Commitments
As of December 31, 2021, our principal commitments consisted of borrowings under the Term Loan Facility and obligations outstanding under operating leases.
In connection with the acquisition of Shape, on January 24, 2020, we entered into a Term Credit Agreement ("Term Credit Agreement") with certain institutional lenders that provides for a senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the "Term Loan Facility"). The proceeds from the Term Loan Facility were primarily used to finance the acquisition of Shape and related expenses. As of December 31, 2021, $365.0 million of principal amount under the Term Loan Facility was outstanding. There is a financial covenant that requires us to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on our outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. We will monitor the effect that the COVID-19 pandemic may have on our leverage ratio calculation but do not believe there will be a material impact to the interest payable on our borrowings under the Term Loan Facility. Refer to Note 7 of our Consolidated Financial Statements for the scheduled principal maturities of the Term Loan Facility as of December 31, 2021.
We lease our facilities under operating leases that expire at various dates through 2033. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
We have a contractual obligation to purchase inventory components procured by our primary contract manufacturer in accordance with our annual build forecast. The contractual terms of the obligation contain cancellation provisions, which reduce our liability to purchase inventory components for periods greater than one year. In order to support our build forecast, we will, from time-to-time prepay our primary contract manufacturer for inventory purchases.
Recent Accounting Pronouncements
The anticipated impact of recent accounting pronouncements is discussed in Note 1 to the accompanying Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of December 31, 2021. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of December 31, 2021, 42.3% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Refer to Note 7 of our Consolidated Financial Statements for information on our recent borrowings under the Term Loan Facility. Borrowings under the Term Loan Facility bear interest at a rate equal to, at our option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on our leverage ratio, or (b) an alternate base rate determined in accordance with the Term Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on our leverage ratio.
The Term Loan Facility requires us to maintain a leverage ratio financial covenant, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on our outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. At any time, a sharp rise in market interest rates could have a material adverse impact on the interest payable on outstanding principal borrowings on our Term Loan Facility. We monitor our interest rate and credit risks, which include the effect that the COVID-19 pandemic may have on interest rates on principal borrowings under the Term Loan Facility. As of December 31, 2021, we have not noted any adverse impacts to interest rates that would have a material impact to interest owed on principal borrowings.
Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three month period ended December 31, 2021, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2021.
Item 4.Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) which are designed to ensure that required information is recorded, processed, summarized and reported within the required timeframe, as specified in the rules set forth by the Securities Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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

Item 1A.Risk Factors
There have been no material changes to our risk factors from those described in Part 1, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, which was filed with the Securities and Exchange Commission on November 16, 2021.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
On October 31, 2018, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This authorization is incremental to the existing $4.4 billion program, initially approved in October 2010 and expanded in each fiscal year. Acquisitions for the share repurchase programs will be made from time to time in private transactions, accelerated share repurchase programs, or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of December 31, 2021, the Company had $647.5 million remaining authorized to purchase shares under its share repurchase program.
Shares repurchased and retired for the three months ended December 31, 2021 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan[2]
October 1, 2021 — October 31, 2021	—	—	—	$772,511
November 1, 2021 — November 30, 2021	583,969	$230.37	520,839	$651,562
December 1, 2021 — December 31, 2021	17,668	$229.87	17,668	$647,500
(1)Includes 63,130 shares withheld from restricted stock units that vested in the first quarter of fiscal 2022 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of such awards do not deplete the dollar amount available for purchases under the repurchase program.

Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits

Exhibit Number		Exhibit Description

3.1	—	Fourth Amended and Restated Articles of Incorporation of the Registrant (1)

3.2	—	Eighth Amended and Restated Bylaws of the Registrant (2)

10.1	—	F5 Networks, Inc. Threat Stack Acquisition Equity Incentive Plan (3) §

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*     Filed herewith.
§     Indicates a management contract or compensatory plan or arrangement.

(1)Incorporated by reference from Current Report on Form 8-K dated November 15, 2021 and filed with the SEC on November 15, 2021.
(2)Incorporated by reference from Current Report on Form 8-K dated November 15, 2021 and filed with the SEC on November 15, 2021.
(3)Incorporated by reference from Registration Statement on Form S-8 File No. 333-260656.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of February, 2022.

F5, INC.

By:	/s/ FRANCIS J. PELZER
Francis J. Pelzer
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)