Form 10-Q
period 2022-03-31
F5, INC.
filed 2022-05-06
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of April 28, 2022 was 60,472,024.

F5, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
F5, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2022	September 30, 2021
ASSETS
Current assets
Cash and cash equivalents	$586,543	$580,977
Short-term investments	300,591	329,630
Accounts receivable, net of allowances of $4,336 and $3,696	414,218	340,536
Inventories	27,883	22,055
Other current assets	405,596	337,902
Total current assets	1,734,831	1,611,100
Property and equipment, net	178,742	191,164
Operating lease right-of-use assets	227,576	244,934
Long-term investments	34,911	132,778
Deferred tax assets	158,357	128,193
Goodwill	2,259,951	2,216,553
Other assets, net	482,805	472,558
Total assets	$5,077,173	$4,997,280
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$69,131	$62,096
Accrued liabilities	301,206	341,487
Deferred revenue	1,043,482	968,669
Current portion of long-term debt	359,410	19,275
Total current liabilities	1,773,229	1,391,527
Deferred tax liabilities	2,729	2,414
Deferred revenue, long-term	556,254	521,173
Operating lease liabilities, long-term	276,416	296,945
Long-term debt	—	349,772
Other long-term liabilities	71,417	75,236
Total long-term liabilities	906,816	1,245,540
Commitments and contingencies (Note 8)
Shareholders' equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 60,465 and 60,652 shares issued and outstanding	82,133	192,458
Accumulated other comprehensive loss	(22,628)	(20,073)
Retained earnings	2,337,623	2,187,828
Total shareholders' equity	2,397,128	2,360,213
Total liabilities and shareholders' equity	$5,077,173	$4,997,280
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Net revenues
Products	$297,518	$309,189	$640,667	$597,234
Services	336,706	336,098	680,657	672,670
Total	634,224	645,287	1,321,324	1,269,904
Cost of net revenues
Products	71,234	73,289	152,896	140,327
Services	55,125	55,296	108,536	103,237
Total	126,359	128,585	261,432	243,564
Gross profit	507,865	516,702	1,059,892	1,026,340
Operating expenses
Sales and marketing	228,826	244,908	462,861	459,454
Research and development	135,838	140,453	266,109	254,644
General and administrative	68,554	77,840	134,215	140,993
Restructuring charges	—	—	7,909	—
Total	433,218	463,201	871,094	855,091
Income from operations	74,647	53,501	188,798	171,249
Other expense, net	(1,934)	(1,377)	(4,365)	(2,060)
Income before income taxes	72,713	52,124	184,433	169,189
Provision for income taxes	16,477	8,883	34,638	38,270
Net income	$56,236	$43,241	$149,795	$130,919
Net income per share — basic	$0.93	$0.71	$2.47	$2.14
Weighted average shares — basic	60,573	60,667	60,693	61,058
Net income per share — diluted	$0.92	$0.70	$2.43	$2.10
Weighted average shares — diluted	61,405	62,158	61,661	62,292
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Net income	$56,236	$43,241	$149,795	$130,919
Other comprehensive (loss) income:
Foreign currency translation adjustment	(79)	(841)	(596)	437
Available-for-sale securities:
Unrealized losses on securities, net of taxes of $(148) and $(142) for the three months ended March 31, 2022 and 2021, respectively, and $(222) and $(192) for the six months ended March 31, 2022 and 2021, respectively	(1,294)	(731)	(1,915)	(1,151)
Reclassification adjustment for realized (losses) gains included in net income, net of taxes of $12 and $(61) for the three months ended March 31, 2022 and 2021, respectively, and $14 and $(61) for the six months ended March 31, 2022 and 2021, respectively	(40)	233	(44)	236
Net change in unrealized losses on available-for-sale securities, net of tax	(1,334)	(498)	(1,959)	(915)
Total other comprehensive loss	(1,413)	(1,339)	(2,555)	(478)
Comprehensive income	$54,823	$41,902	$147,240	$130,441
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(In thousands)
	Three months ended March 31, 2021
Balances, December 31, 2020	61,632	$386,236	$(17,855)	$2,033,209	$2,401,590
Exercise of employee stock options	44	1,492	—	—	1,492
Issuance of restricted stock	445	—	—	—	—
Repurchase of common stock	(2,052)	(311,056)	—	(88,944)	(400,000)
Purchase of forward contract under accelerated share repurchase program ("ASR")	—	(100,000)	—	—	(100,000)
Taxes paid related to net share settlement of equity awards	(17)	(3,447)	—	—	(3,447)
Stock-based compensation	—	66,282	—	—	66,282
Net income	—	—	—	43,241	43,241
Other comprehensive loss	—	—	(1,339)	—	(1,339)
Balances, March 31, 2021	60,052	$39,507	$(19,194)	$1,987,506	$2,007,819

	Three months ended March 31, 2022
Balances, December 31, 2021	60,711	$145,189	$(21,215)	$2,281,387	$2,405,361
Exercise of employee stock options	46	1,048	—	—	1,048
Issuance of restricted stock	334	—	—	—	—
Repurchase of common stock	(610)	(125,012)	—	—	(125,012)
Taxes paid related to net share settlement of equity awards	(16)	(3,222)	—	—	(3,222)
Stock-based compensation	—	64,130	—	—	64,130
Net income	—	—	—	56,236	56,236
Other comprehensive loss	—	—	(1,413)	—	(1,413)
Balances, March 31, 2022	60,465	$82,133	$(22,628)	$2,337,623	$2,397,128

	Six months ended March 31, 2021
Balances, September 30, 2020	61,099	$305,453	$(18,716)	$1,945,531	$2,232,268
Exercise of employee stock options	83	2,610	—	—	2,610
Issuance of stock under employee stock purchase plan	231	26,077	—	—	26,077
Issuance of restricted stock	742	—	—	—	—
Repurchase of common stock	(2,052)	(311,056)	—	(88,944)	(400,000)
Purchase of forward contract under accelerated share repurchase program ("ASR")	—	(100,000)	—	—	(100,000)
Taxes paid related to net share settlement of equity awards	(51)	(7,928)	—	—	(7,928)
Stock-based compensation	—	124,351	—	—	124,351
Net income	—	—	—	130,919	130,919
Other comprehensive loss	—	—	(478)	—	(478)
Balances, March 31, 2021	60,052	$39,507	$(19,194)	$1,987,506	$2,007,819

	Six months ended March 31, 2022
Balances, September 30, 2021	60,652	$192,458	$(20,073)	$2,187,828	$2,360,213
Exercise of employee stock options	96	2,303	—	—	2,303
Issuance of stock under employee stock purchase plan	169	26,325	—	—	26,325
Issuance of restricted stock	775	—	—	—	—
Repurchase of common stock	(1,148)	(250,023)	—	—	(250,023)
Taxes paid related to net share settlement of equity awards	(79)	(16,816)	—	—	(16,816)
Stock-based compensation	—	127,886	—	—	127,886
Net income	—	—	—	149,795	149,795
Other comprehensive loss	—	—	(2,555)	—	(2,555)
Balances, March 31, 2022	60,465	$82,133	$(22,628)	$2,337,623	$2,397,128
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended March 31,
	2022	2021
Operating activities
Net income	$149,795	$130,919
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	127,886	121,289
Depreciation and amortization	59,798	56,185
Non-cash operating lease costs	19,363	19,415
Deferred income taxes	(15,832)	(17,962)
Impairment of assets	6,175	40,698
Other	(439)	105
Changes in operating assets and liabilities (excluding effects of the acquisition of businesses):
Accounts receivable	(72,777)	(79,649)
Inventories	(5,828)	3,327
Other current assets	(60,896)	(32,939)
Other assets	(27,893)	(29,066)
Accounts payable and accrued liabilities	(35,649)	(14,529)
Deferred revenue	99,303	93,493
Lease liabilities	(26,131)	(25,447)
Net cash provided by operating activities	216,875	265,839
Investing activities
Purchases of investments	(53,715)	(65,725)
Maturities of investments	96,349	126,711
Sales of investments	78,988	269,986
Acquisition of businesses, net of cash acquired	(67,911)	(411,319)
Purchases of property and equipment	(15,792)	(14,090)
Net cash provided by (used in) investing activities	37,919	(94,437)
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	28,628	28,687
Repurchase of common stock	(250,023)	(500,000)
Payments on term debt agreement	(10,000)	(10,000)
Taxes paid related to net share settlement of equity awards	(16,816)	(7,928)
Net cash used in financing activities	(248,211)	(489,241)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,583	(317,839)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(997)	494
Cash, cash equivalents and restricted cash, beginning of period	584,333	852,826
Cash, cash equivalents and restricted cash, end of period	$589,919	$535,481
Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$30,346	$30,809
Cash paid for interest on long-term debt	2,383	2,724
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$818	$9,523
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
There have been no changes to the Company's significant accounting policies as of and for the three and six months ended March 31, 2022, except for the accounting policy for investments, which has been updated to include equity investments.
Investments
The Company classifies its debt investments as available-for-sale. Debt investments, consisting of certificates of deposit, corporate and municipal bonds and notes, the United States government and agency securities and international government securities are reported at fair value with the related unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses, credit allowances and impairments due to credit losses are included in other income (expense) in the Company’s consolidated income statements. Debt investments with maturities of less than one year or where management’s intent is to use the investments to fund current operations are classified as short-term investments. Debt investments with maturities of greater than one year are classified as long-term investments.
As an approximation to fair value, equity investments are measured using net asset value (“NAV”) and are classified as long-term investments. Unrealized and realized gains and losses are recorded in other income (expense) in the Company's consolidated income statements.
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
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the six months ended March 31, 2022 and 2021 (in thousands):

	Six months ended March 31,
	2022	2021
Balance, beginning of period	$77,836	$70,396
Additional capitalized contract acquisition costs	18,530	18,614
Amortization of capitalized contract acquisition costs	(19,092)	(16,590)
Balance, end of period	$77,274	$72,420
Amortization of capitalized contract acquisition costs was $9.7 million and $8.4 million for the three months ended March 31, 2022 and 2021, respectively, and $19.1 million and $16.6 million for the six months ended March 31, 2022 and 2021, respectively, and is recorded in Sales and Marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.
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
The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the six months ended March 31, 2022 and 2021 (in thousands):

	Six months ended March 31,
	2022	2021
Balance, beginning of period	$1,489,841	$1,272,632
Amounts added but not recognized as revenues	723,631	680,124
Deferred revenue acquired through acquisition of businesses	10,591	779
Revenues recognized related to the opening balance of deferred revenue	(624,327)	(586,632)
Balance, end of period	$1,599,736	$1,366,903
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. As of March 31, 2022, the total non-cancelable remaining performance obligations under the Company's contracts with customers was approximately $1.6 billion and the Company expects to recognize revenues on approximately 65.2% of these remaining performance obligations over the next 12 months, 21.4% in year two, and the remaining balance thereafter.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements at March 31, 2022 and September 30, 2021, were as follows (in thousands):

			Gross Unrealized			Classification on Balance Sheet
As of March 31, 2022	Fair Value Level	Cost or Amortized Cost	Gains	Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Changes in fair value recorded in other comprehensive income
Money Market Funds	Level 1	$8,220	$—	$—	$8,220	$8,220	$—	$—
Certificates of deposit	Level 2	991	—	—	991	—	991	—
Corporate bonds and notes	Level 2	147,313	2	(1,063)	146,252	—	119,576	26,676
Municipal bonds and notes	Level 2	18,779	—	(143)	18,636	—	16,458	2,178
U.S. government securities	Level 2	158,023	—	(891)	157,132	—	154,313	2,819
U.S. government agency securities	Level 2	11,068	—	(77)	10,991	—	9,253	1,738
Total debt investments		$344,394	$2	$(2,174)	$342,222	$8,220	$300,591	$33,411
Changes in fair value recorded in other net income (expense)
Equity investments	*				$1,500	$—	$—	$1,500
Total equity investments					1,500	—	—	1,500
Total investments					$343,722	$8,220	$300,591	$34,911
 * The fair value of this equity investment is measured at net asset value (NAV) which approximates fair value and is not classified within the fair value hierarchy.

			Gross Unrealized			Classification on Balance Sheet
As of September 30, 2021	Fair Value Level	Cost or Amortized Cost	Gains	Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Changes in fair value recorded in other comprehensive income
Money Market Funds	Level 1	$17,150	$—	$—	$17,150	$17,150	$—	$—
Certificates of deposit	Level 2	255	—	—	255	—	255	—
Corporate bonds and notes	Level 2	243,568	129	(86)	243,611	4,397	186,107	53,107
Municipal bonds and notes	Level 2	24,684	2	(9)	24,677	—	13,566	11,111
U.S. government securities	Level 2	162,221	14	(12)	162,223	—	102,615	59,608
U.S. government agency securities	Level 2	36,053	—	(14)	36,039	—	27,087	8,952
Total investments		$483,931	$145	$(121)	$483,955	$21,547	$329,630	$132,778
The Company uses the fair value hierarchy for financial assets and liabilities. The carrying amounts of other current financial assets and other current financial liabilities approximate fair value due to their short-term nature.
Interest income from investments was not material for the three and six months ended March 31, 2022 and 2021, respectively. Interest income is included in other income (expense), net on the Company's consolidated income statements. Unrealized losses on investments held for a period greater than 12 months at March 31, 2022 and September 30, 2021 were not material.
The Company invests in debt securities that are rated investment grade. The Company reviews the individual debt securities in its portfolio to determine whether a credit loss exists by comparing the extent to which the fair value is less than the amortized cost and considering any changes to ratings of a debt security by a ratings agency. The Company determined that as of March 31, 2022, there were no credit losses on any investments within its portfolio.
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
As a result of a planned change in the use of the asset, the Company recorded an impairment of $6.2 million against the Shape trade name intangible asset, which was reflected in the Sales and Marketing line item on the Company's consolidated income statement in the first quarter of fiscal 2022. The Company did not recognize any impairment charges related to its intangible assets in the second quarter of fiscal 2022 and for the three and six months ended March 31, 2021.
During the three months ended March 31, 2021, the Company recorded an impairment of $23.5 million against the operating lease right-of-use asset related to the permanent exit of six floors in its corporate headquarters. Impairment charges for the second quarter of fiscal 2021 also included $10.3 million for tenant improvements and other fixed assets associated with the permanently exited floors. In the first quarter of fiscal 2021, the Company recorded an impairment of $6.7 million against the operating lease right-of-use asset related to the integration of the former Shape headquarters in Santa Clara, California. Impairment charges for the first quarter of fiscal 2021 also included $0.2 million for other fixed assets associated with the Shape headquarters in Santa Clara, California. The Company calculated the fair value of the right-of-use assets, tenant improvements and other fixed assets based on estimated future discounted cash flows and classified the fair value as a Level 3 measurement due to the significance of unobservable inputs, which included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term and the discount rate. The impairment charges for the three and six months ended March 31, 2021 were allocated to various expense line items on the Company’s consolidated income statements based on the employee base that previously worked out of the exited space.

Impairment charges were allocated to the following income statement line items for the three and six months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Cost of net product revenue	$—	$897	$—	$2,865
Cost of net service revenue	—	3,491	—	3,492
Sales and marketing	—	10,256	6,175	11,515
Research and development	—	9,845	—	12,974
General and administrative	—	9,336	—	9,852
Total impairment charges	$—	$33,825	$6,175	$40,698
During the three and six months ended March 31, 2022 and 2021, the Company did not recognize any impairment charges related to goodwill.
4. Business Combinations
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
Pursuant to the Threat Stack Merger Agreement, at the effective time of the Merger, the capital stock of Threat Stack and the vested outstanding and unexercised stock options in Threat Stack were cancelled and converted to the right to receive approximately $68.9 million in cash, subject to certain adjustments and conditions set forth in the Threat Stack Merger Agreement. Transaction costs associated with the acquisition were not material.
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
Pursuant to the Volterra Merger Agreement, at the effective time of the Merger, the capital stock of Volterra and the vested outstanding and unexercised stock options in Volterra were cancelled and converted to the right to receive approximately $427.2 million in cash, subject to certain adjustments and conditions set forth in the Volterra Merger Agreement. The unvested stock options and restricted stock units in Volterra held by continuing employees of Volterra were assumed by F5, on the terms and conditions set forth in the Volterra Merger Agreement. The Company incurred $9.5 million of transaction costs associated with the acquisition, which was included in General and Administrative expenses in fiscal 2021.
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
The allocated purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values is presented in the following table (in thousands):

		Estimated
		Useful Life
Assets acquired
Cash, cash equivalents, and restricted cash	$14,012
Other tangible assets acquired, at fair value	7,499
Identifiable intangible assets:
Developed technology	59,500	7 years
Customer relationships	500	1 year
Goodwill	350,863
Total assets acquired	$432,374
Liabilities assumed	$(5,233)
Net assets acquired	$427,141
The measurement period for the Volterra acquisition lapsed during the second quarter of fiscal 2022. The Company recorded immaterial adjustments to consideration exchanged for the purchase of Volterra within the post-close measurement period.

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
5. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows for the periods presented (in thousands):

	March 31, 2022	September 30, 2021
Cash and cash equivalents	$586,543	$580,977
Restricted cash included in other assets, net	3,376	3,356
Total cash, cash equivalents and restricted cash	$589,919	$584,333
Inventories
Inventories consist of the following (in thousands):

	March 31, 2022	September 30, 2021
Finished goods	$11,282	$13,081
Raw materials	16,601	8,974
	$27,883	$22,055
Other Current Assets
Other current assets consist of the following (in thousands):

	March 31, 2022	September 30, 2021
Unbilled receivables	$251,148	$215,396
Prepaid expenses	96,227	59,636
Capitalized contract acquisition costs	34,320	34,265
Other	23,901	28,605
	$405,596	$337,902
Other Assets
Other assets, net consist of the following (in thousands):

	March 31, 2022	September 30, 2021
Intangible assets	$224,523	$237,178
Unbilled receivables	176,880	158,885
Capitalized contract acquisition costs	42,954	43,571
Other	38,448	32,924
	$482,805	$472,558

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2022	September 30, 2021
Payroll and benefits	$162,530	$179,147
Operating lease liabilities, current	45,990	49,286
Income and other tax accruals	33,581	44,075
Other	59,105	68,979
	$301,206	$341,487
Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	March 31, 2022	September 30, 2021
Income taxes payable	$61,862	$66,081
Other	9,555	9,155
	$71,417	$75,236
6. Debt Facilities
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
Borrowings under the Term Loan Facility bear interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Term Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. Interest on the outstanding principal of borrowings is currently due quarterly in arrears. As of March 31, 2022, the margin for LIBOR-based loans was 1.125% and the margin for alternate base rate loans was 0.125%.
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
 Among certain affirmative and negative covenants provided in the Term Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on its outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. As of March 31, 2022, the Company was in compliance with all covenants.

As of March 31, 2022, $360.0 million of principal amount under the Term Loan Facility was outstanding, excluding unamortized debt issuance costs of $0.6 million. The outstanding principal amount was included in current liabilities on the Company's balance sheet as of March 31, 2022. The weighted average interest rate on the principal amount under the Term Loan Facility outstanding balance was 1.282% for the three and six months ended March 31, 2022. The weighted average interest rate on the principal amount under the Term Loan Facility outstanding balance was 1.390% for the three and six months ended March 31, 2021. The following table presents the scheduled principal maturities as of March 31, 2022 (in thousands):

Fiscal Years Ending September 30:	Amount
2022 (remainder)	$10,000
2023	350,000
Total	$360,000
Revolving Credit Agreement
On January 31, 2020, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). The Company has the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. The Revolving Credit Agreement also requires payment of a commitment fee calculated at a rate per annum of 0.125% to 0.300% depending on the Company's leverage ratio on the undrawn portion of the Revolving Credit Facility. Commitment fees incurred during the three and six months ended March 31, 2022 were not material.
The Revolving Credit Facility matures on January 31, 2025, at which time any remaining outstanding principal of borrowings under the Revolving Credit Facility is due. The Company has the option to request up to two extensions of the maturity date in each case for an additional period of one year. Among certain affirmative and negative covenants provided in the Revolving Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. As of March 31, 2022, the Company was in compliance with all covenants. As of March 31, 2022, there were no outstanding borrowings under the Revolving Credit Facility, and the Company had available borrowing capacity of $350.0 million.
7. Leases
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
The components of the Company's operating lease expenses for the three and six months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Operating lease expense	$11,870	$12,158	$23,784	$24,339
Short-term lease expense	619	575	1,175	1,561
Variable lease expense	6,034	5,310	12,278	12,336
Total lease expense	$18,523	$18,043	$37,237	$38,236
Variable lease expense primarily consists of common area maintenance, real estate taxes and parking expenses.

Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

	March 31, 2022	September 30, 2021
Operating lease right-of-use assets, net	$227,576	$244,934

Operating lease liabilities, current[1]	45,990	49,286
Operating lease liabilities, long-term	276,416	296,945
Total operating lease liabilities	$322,406	$346,231

Weighted average remaining lease term (in years)	9.6	9.7
Weighted average discount rate	2.64%	2.60%
(1)Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheets.
As of March 31, 2022, the future operating lease payments for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2022 (remainder)	$27,868
2023	50,028
2024	41,469
2025	33,568
2026	26,550
2027	26,194
Thereafter	164,883
Total lease payments	370,560
Less: imputed interest	(48,154)
Total lease liabilities	$322,406
Operating lease liabilities above do not include sublease income. As of March 31, 2022, the Company expects to receive sublease income of approximately $16.0 million, which consists of $3.6 million to be received for the remainder of fiscal 2022 and $12.4 million to be received over the three fiscal years thereafter. In the second quarter of fiscal 2021, the Company recorded an impairment of $23.5 million against the operating lease right-of-use asset related to the permanent exit of six floors in its corporate headquarters. In the first quarter of fiscal 2021, the Company recorded an impairment of $6.7 million against the right-of-use asset related to the integration of the former Shape headquarters in Santa Clara, California. There were no impairments against right-of-use assets for the three and six months ended March 31, 2022.
As of March 31, 2022, the Company had no significant operating leases that were executed but not yet commenced.
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of March 31, 2022 and September 30, 2021 were not material.
Commitments
As of March 31, 2022, the Company's principal commitments consisted of borrowings under the Term Loan Facility and obligations outstanding under operating leases. Refer to Note 6 for the scheduled principal maturities of the Term Loan Facility as of March 31, 2022.
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
On March 25 and 30, 2021, the Court dismissed the ten selected claims and granted Lynwood leave to cure the deficiencies in its complaint though it expressed doubt about Lynwood’s ability to do so. The Court further ruled that Lynwood may not add new causes of action or add new parties without stipulation or leave of court, and that unless Lynwood corrects “all the defects” identified in the Court’s orders and the Company’s and other defendants’ motions to dismiss, the Court will dismiss the ten claims with prejudice. On April 6, 2021, the Court referred the parties to private mediation to be completed by June 1, 2021. Pursuant to the Court’s order, the parties held a private mediation on May 27, 2021. The matter did not resolve.
On April 29, 2021, Lynwood filed its amended complaint, seeking the same relief against the Company and other defendants. On May 27, 2021, the Company and other defendants filed a consolidated motion to dismiss the claims Lynwood had selected to proceed to litigate through trial, reserving their right to move to dismiss the 16 stayed claims once the Court lifts the stay. The motion to dismiss was set to be heard by the Court on October 14, 2021, but on October 11, 2021, the Court vacated the hearing and gave notice that it will decide the motion on the papers without oral argument.
The Company’s motion to dismiss the amended complaint remains pending. This case was reassigned to a new judge who has yet to indicate when she will issue a ruling on the Company’s motion.
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

9. Income Taxes
The Company's tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items in the related period.
The effective tax rate was 22.7% and 18.8% for the three and six months ended March 31, 2022, respectively, compared to 17.0% and 22.6% for the three and six months ended March 31, 2021, respectively. The change in the effective tax rate for the three and six months ended March 31, 2022 as compared to the three and six months ended March 31, 2021 is primarily due to the tax impact of stock-based compensation.
At March 31, 2022, the Company had $66.2 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2017. Major jurisdictions where there are wholly owned subsidiaries of F5, Inc. which require income tax filings include the United Kingdom, Singapore, and Israel. The earliest periods open for review by local taxing authorities are fiscal years 2020 for the United Kingdom, 2017 for Singapore, and 2013 for Israel. The Company is currently under audit by various states for fiscal years 2016 through 2020, and by various foreign jurisdictions including Israel for fiscal years 2013 to 2018, Saudi Arabia for fiscal years 2015 to 2020, and India for fiscal years 2019 to 2020. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal year 2018 federal income tax return, fiscal years 2017 and 2018 state income tax returns, and fiscal years 2015 to 2020 foreign income tax returns.
10. Shareholders' Equity
Common Stock Repurchase
On October 31, 2018, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This authorization is incremental to the existing $4.4 billion program, initially approved in October 2010 and expanded in subsequent fiscal years. Acquisitions for the share repurchase programs will be made from time to time in private transactions, accelerated share repurchase programs, or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time.
On February 3, 2021, the Company entered into Accelerated Share Repurchase (ASR) agreements with two financial institutions under which the Company paid an aggregate of $500 million. The ASR agreements were accounted for as two separate transactions (1) a repurchase of common stock and (2) an equity-linked contract on the Company's own stock. Upon execution of the ASR agreements, the Company received an initial delivery of 2.1 million shares for an aggregate price of $400 million, based on the market price of $194.91 per share of Company's common stock on the date of the transaction. The initial shares received by the Company were retired immediately upon receipt. The equity-linked contract for the remaining $100 million, representing remaining shares to be delivered by the financial institutions under the ASR agreements, was recorded to common stock as of March 31, 2021 and was settled in the third quarter of fiscal 2021. The shares received by the Company were retired, accounted for as a reduction to stockholder’s equity in the Consolidated Balance Sheets, and treated as a repurchase of common stock for purposes of calculating earnings per share. The Company was not required to make any additional cash payments or delivery of common stock to the financial institutions upon settlement of the agreements.
The following table summarizes the Company's repurchases and retirements of its common stock under its Stock Repurchase Program, including the ASR (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Shares repurchased	610	2,052	1,148	2,052
Average price per share	$204.96	$194.91	$217.71	$194.91
Amount repurchased	$125,012	$400,000	$250,023	$400,000
As of March 31, 2022, the Company had $522 million remaining authorized to purchase shares under its share repurchase program.

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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Numerator
Net income	$56,236	$43,241	$149,795	$130,919
Denominator
Weighted average shares outstanding — basic	60,573	60,667	60,693	61,058
Dilutive effect of common shares from stock options and restricted stock units	832	1,491	968	1,234
Weighted average shares outstanding — diluted	61,405	62,158	61,661	62,292
Basic net income per share	$0.93	$0.71	$2.47	$2.14
Diluted net income per share	$0.92	$0.70	$2.43	$2.10
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were not material for the three and six months ended March 31, 2022 and 2021.
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
The following presents revenues by geographic region (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Americas:
United States	$339,231	$323,402	$720,520	$643,745
Other	19,324	22,650	41,026	45,443
Total Americas	358,555	346,052	761,546	689,188
EMEA	156,374	172,222	318,435	334,306
Asia Pacific	119,295	127,013	241,343	246,410
	$634,224	$645,287	$1,321,324	$1,269,904

The Company generates revenues from the sale of products and services. The Company continues to offer its products through a range of consumption models, from physical systems to software solutions and managed services. The following presents net product revenues by systems and software (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Net product revenues
Systems revenue	$145,975	$200,950	$326,132	$379,521
Software revenue	151,543	108,239	314,535	217,713
Total net product revenue	$297,518	$309,189	$640,667	$597,234
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Ingram Micro, Inc.	20.3%	17.7%	19.5%	17.9%
Synnex Corporation	14.3%	11.5%	13.2%	10.7%
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	March 31, 2022	September 30, 2021
United States	$141,523	$153,030
EMEA	20,575	20,526
Other countries	16,644	17,608
	$178,742	$191,164
13. Restructuring Charges
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
During the six months ended March 31, 2022, the following activity was recorded (in thousands):

Employee Severance, Benefits and Related Costs
Accrued expenses, October 1, 2021	$—
Restructuring charges	7,909
Cash payments	(6,644)
Accrued expenses, March 31, 2022	$1,265

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
Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:
•Revenues. The majority of our revenues are derived from sales of our application security and delivery products including our BIG-IP software and systems (appliances), NGINX software, Shape solutions and our Silverline managed service offerings. Our BIG-IP software solutions are sold both on a perpetual license and a subscription basis. We sell NGINX on a subscription basis. Shape is sold as a software-as-a-service offering. Our Silverline solution is a managed services offering. We also derive revenues from the sales of global services including annual maintenance contracts, training and consulting services. We monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products, feature enhancements and consumption models are indicators of future trends. We also consider overall revenue concentration by geographic region as an additional indicator of current and future trends. Near term, we expect challenging global supply chain conditions, particularly semiconductor constraints, will result in a shortfall in our ability to meet customer demand for our hardware-based solutions, thereby impacting revenues from systems sales.
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
•Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The decrease in cash and investments for the first six months of fiscal year 2022 was primarily due to $250.0 million of cash used for the repurchase of shares and $68.0 million in cash paid for the acquisition of Threat Stack in the first quarter of fiscal 2022. The decrease was partially offset by cash provided by operating activities of $216.9 million. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $15.8 million for the first six months of fiscal year 2022 were primarily related to the expansion of our facilities to support our operations worldwide as well as investments in information technology infrastructure and equipment purchases to support our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. Additionally, on January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of March 31, 2022, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
•Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in the second quarter of fiscal year 2022 due to the growth of our subscriptions business. Our days sales outstanding for the second quarter of fiscal year 2022 was 59. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
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

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
	(in thousands, except percentages)
Net revenues
Products	$297,518	$309,189	$640,667	$597,234
Services	336,706	336,098	680,657	672,670
Total	$634,224	$645,287	$1,321,324	$1,269,904
Percentage of net revenues
Products	46.9%	47.9%	48.5%	47.0%
Services	53.1	52.1	51.5	53.0
Total	100.0%	100.0%	100.0%	100.0%
Net Revenues. Total net revenues decreased 1.7% for the three months ended March 31, 2022 and increased 4.0% for the six months ended March 31, 2022 from the comparable periods in the prior year. The decrease in total net revenues for the three months ended March 31, 2022 was primarily due to a decrease in product revenue associated with a shortage of supplies to meet systems demand. This was partially offset by software revenue increases from both perpetual and subscription-based offerings. Overall revenue growth for the six months ended March 31, 2022 was primarily due to increases in both product and service revenue. The product revenue increase was driven by software revenue increases, specifically from our software-as-a-service product offerings and our subscription-based offerings, which include software sold via our flexible consumption program or multi-year subscriptions. This was partially offset by a decrease in systems revenue associated with a shortage of supplies to meet systems demand. Service revenues increased as a result of our increased installed base of products. In addition, our stand-alone security product revenue and our global services revenue associated with security continued to grow in the first half of fiscal 2022. International revenues represented 46.5% and 45.5% of total net revenues for the three and six months ended March 31, 2022, respectively, compared to 49.9% and 49.3% for the same periods in the prior year, respectively.
Net Product Revenues. Net product revenues decreased 3.8% for the three months ended March 31, 2022 and increased 7.3% for the six months ended March 31, 2022 from the comparable periods in the prior year. The decrease in net product revenues for the three months ended March 31, 2022 was primarily due to a decrease in systems revenue associated with a shortage of supplies to meet systems demand, partially offset by continued growth in software revenue. The increase in net product revenues for the six months ended March 31, 2022 was due to an increase in software revenue compared to the same period in the prior year.
The following presents net product revenues by systems and software:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
	(in thousands, except percentages)
Net product revenues
Systems revenue	$145,975	$200,950	$326,132	$379,521
Software revenue	151,543	108,239	314,535	217,713
Total net product revenue	$297,518	$309,189	$640,667	$597,234
Percentage of net product revenues
Systems revenue	49.1%	65.0%	50.9%	63.5%
Software revenue	50.9	35.0	49.1	36.5
Total net product revenue	100.0%	100.0%	100.0%	100.0%
Net Service Revenues. Net service revenues remained relatively flat for the three months ended March 31, 2022 and increased 1.2% for the six months ended March 31, 2022 from the comparable periods in the prior year. The increase in net service revenues for the six months ended March 31, 2022 was primarily due to an increase in purchases of initial maintenance contracts driven by additions to our installed base of products.

The following distributors of our products accounted for more than 10% of total net revenue:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Ingram Micro, Inc.	20.3%	17.7%	19.5%	17.9%
Synnex Corporation	14.3%	11.5%	13.2%	10.7%
The following distributors of our products accounted for more than 10% of total receivables:

	March 31, 2022	September 30, 2021
Ingram Micro, Inc.	14.1%	12.6%
Synnex Corporation	15.7%	11.9%
Carahsoft Technology	—	11.5%
No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$71,234	$73,289	$152,896	$140,327
Services	55,125	55,296	108,536	103,237
Total	126,359	128,585	261,432	243,564
Gross profit	$507,865	$516,702	$1,059,892	$1,026,340
Percentage of net revenues and gross margin (as a percentage of related net revenue)
Products	23.9%	23.7%	23.9%	23.5%
Services	16.4	16.5	15.9	15.3
Total	19.9	19.9	19.8	19.2
Gross margin	80.1%	80.1%	80.2%	80.8%
Cost of Net Product Revenues. Cost of net product revenues consists of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, software-as-a-service infrastructure costs and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues decreased $2.1 million, or 2.8% for the three months ended March 31, 2022 and increased $12.6 million, or 9.0% for the six months ended March 31, 2022 from the comparable periods in the prior year. The increase in cost of net product revenues was primarily due to software product revenue growth for the six months ended March 31, 2022 from the comparable period in the prior year. In addition, we experienced an increase in component prices, expedite fees and other sourcing-related costs in the first half of fiscal 2022.
Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and six months ended March 31, 2022, cost of net service revenues as a percentage of net service revenues was 16.4% and 15.9%, respectively, compared to 16.5% and 15.3% for the comparable periods in the prior year, respectively. Professional services headcount at the end of March 2022 increased to 1,059 from 983 at the end of March 2021.

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$228,826	$244,908	$462,861	$459,454
Research and development	135,838	140,453	266,109	254,644
General and administrative	68,554	77,840	134,215	140,993
Restructuring charges	—	—	7,909	—
Total	$433,218	$463,201	$871,094	$855,091
Operating expenses (as a percentage of net revenue)
Sales and marketing	36.1%	38.0%	35.0%	36.2%
Research and development	21.4	21.8	20.1	20.0
General and administrative	10.8	12.0	10.2	11.1
Restructuring charges	—	—	0.6	—
Total	68.3%	71.8%	65.9%	67.3%
Sales and Marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses decreased $16.1 million, or 6.6% for the three months ended March 31, 2022 and increased $3.4 million, or 0.7% for the six months ended March 31, 2022 from the comparable periods in the prior year. The decrease in sales and marketing expense for the three months ended March 31, 2022 was primarily due to a decrease of $7.6 million in facilities costs from the comparable period in the prior year. In addition, commissions for the three months ended March 31, 2022 decreased $6.9 million from the comparable period in the prior year. The increase in sales and marketing expense for the six months ended March 31, 2022 was primarily related to an increase of $8.1 million in personnel costs, partially offset by a decrease in commissions of $6.7 million from the comparable period in the prior year. Sales and marketing headcount at the end of March 2022 increased to 2,437 from 2,429 at the end of March 2021. Sales and marketing expenses included stock-based compensation expense of $27.6 million and $54.4 million for the three and six months ended March 31, 2022, respectively, compared to $27.0 million and $52.3 million for the same periods in the prior year, respectively.
Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses decreased $4.6 million, or 3.3% for the three months ended March 31, 2022 and increased $11.5 million, or 4.5% for the six months ended March 31, 2022 from the comparable periods in the prior year. The decrease in research and development expense for the three months ended March 31, 2022 was primarily due to a decrease of $6.9 million in facilities costs from the comparable period in the prior year. The increase in research and development expense for the six months ended March 31, 2022 was primarily related to an increase of $14.2 million in personnel costs from the comparable period in the prior year. Research and development headcount at the end of March 2022 increased to 2,019 from 1,919 at the end of March 2021. Research and development expenses included stock-based compensation expense of $18.2 million and $36.8 million for the three and six months ended March 31, 2022, respectively, compared to $17.7 million and $32.7 million for the same periods in the prior year, respectively.
General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, facilities and depreciation expenses. General and administrative expenses decreased $9.3 million and $6.8 million, or 11.9% and 4.8% for the three and six months ended March 31, 2022, respectively, from the comparable periods in the prior year. The decrease in general and administrative expense for the three and six months ended March 31, 2022 was primarily due to an decrease of $6.2 million and $6.8 million, respectively, in facilities costs from the comparable periods in the prior year. General and administrative headcount at the end of March 2022 increased to 905 from 777 at the end of March 2021. General and administrative expenses included stock-based compensation expense of $10.9 million and $21.8 million for the three and six months ended March 31, 2022, respectively, compared to $11.1 million and $21.6 million for the same periods in the prior year, respectively.
Restructuring Charges. In the first fiscal quarter of 2022, we completed a restructuring plan to align strategic and financial objectives and optimize resources for long term growth. As a result of these initiatives, we recorded a restructuring charge of $7.9 million related to a reduction in workforce that is reflected in our results for the six months ended March 31, 2022.

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$74,647	$53,501	$188,798	$171,249
Other expense, net	(1,934)	(1,377)	(4,365)	(2,060)
Income before income taxes	72,713	52,124	184,433	169,189
Provision for income taxes	16,477	8,883	34,638	38,270
Net income	$56,236	$43,241	$149,795	$130,919
Other income and income taxes (as percentage of net revenue)
Income from operations	11.8%	8.3%	14.3%	13.5%
Other expense, net	(0.3)	(0.2)	(0.3)	(0.2)
Income before income taxes	11.5	8.1	14.0	13.3
Provision for income taxes	2.6	1.4	2.7	3.0
Net income	8.9%	6.7%	11.3%	10.3%
Other Expense, Net. Other expense, net consists primarily of interest income and expense and foreign currency transaction gains and losses. Other expense, net for the three months ended March 31, 2022 was relatively flat from the comparable period in the prior year. The decrease in other expense, net for the six months ended March 31, 2022 was primarily due to an increase in foreign currency loss of $1.5 million and a decrease in interest income of $1.4 million from our investments compared to the same period in the prior year.
Provision for Income Taxes. The effective tax rate was 22.7% and 18.8% for the three and six months ended March 31, 2022, respectively, compared to 17.0% and 22.6% for the three and six months ended March 31, 2021, respectively. The change in the effective tax rate for the three and six months ended March 31, 2022 as compared to the three and six months ended March 31, 2021 is primarily due to the tax impact of stock-based compensation.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at March 31, 2022 and September 30, 2021 were $155.6 million and $125.8 million, respectively. The net deferred tax assets include valuation allowances of $46.5 million and $40.4 million as of March 31, 2022 and September 30, 2021, respectively, which are primarily related to certain state and foreign net operating losses and tax credit carryforwards.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $922.0 million as of March 31, 2022, compared to $1,043.4 million as of September 30, 2021, representing a decrease of $121.4 million. The decrease was primarily due to $250.0 million of cash used for the repurchase of outstanding common stock and $68.0 million in cash paid for the acquisition of Threat Stack in the first quarter of fiscal 2022. The decrease was partially offset by cash provided by operating activities of $216.9 million for the six months ended March 31, 2022.

Cash provided by operating activities for the first six months of fiscal year 2022 resulted from net income of $149.8 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation, impairment and amortization charges. Cash provided by operating activities for the first six months of fiscal year 2022 decreased from the comparable period in the prior year primarily due to strong multi-year subscription sales in the first half of fiscal year 2022, which are generally sold on three-year terms. Multi-year subscriptions are billed on an annual basis with the remainder recognized on the balance sheet as unbilled assets. In addition, during the first quarter of fiscal year 2022, we had significant prepayments with our contract manufacturer associated with components for future hardware-based solution builds.
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. However, we anticipate our current cash, cash equivalents and investment balances, anticipated cash flows generated from operations, and available borrowing capacity on the Revolver Credit Facility will be sufficient to meet our liquidity needs.
Cash provided by investing activities was $37.9 million for the six months ended March 31, 2022, compared to cash used in investing activities of $94.4 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions and capital expenditures. The amount of cash provided by investing activities for the six months ended March 31, 2022 was primarily the result of $96.3 million in maturities of investments and $79.0 million in sales of investments, partially offset by $68.0 million in cash paid for the acquisition of Threat Stack in the first quarter of fiscal 2022 and purchases of investments of $53.7 million.
Cash used in financing activities was $248.2 million for the six months ended March 31, 2022, compared to cash used in financing activities of $489.2 million for the same period in the prior year. Our financing activities for the six months ended March 31, 2022 primarily consisted of $250.0 million in cash used to repurchase shares under our share repurchase program, as well as $10.0 million in cash used to make principal payments on our term loan and $16.8 million in cash used for taxes related to net share settlement of equity awards. Cash used in financing activities was partially offset by $28.6 million of cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan.
On January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of March 31, 2022, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
Obligations and Commitments
As of March 31, 2022, our principal commitments consisted of borrowings under the Term Loan Facility and obligations outstanding under operating leases.
In connection with the acquisition of Shape, on January 24, 2020, we entered into a Term Credit Agreement ("Term Credit Agreement") with certain institutional lenders that provides for a senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the "Term Loan Facility"). The proceeds from the Term Loan Facility were primarily used to finance the acquisition of Shape and related expenses. As of March 31, 2022, $360.0 million of principal amount under the Term Loan Facility was outstanding. There is a financial covenant that requires us to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on our outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. Refer to Note 6 of our Consolidated Financial Statements for the scheduled principal maturities of the Term Loan Facility as of March 31, 2022.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of March 31, 2022. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of March 31, 2022, 49% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Refer to Note 6 of our Consolidated Financial Statements for information on our recent borrowings under the Term Loan Facility. Borrowings under the Term Loan Facility bear interest at a rate equal to, at our option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on our leverage ratio, or (b) an alternate base rate determined in accordance with the Term Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on our leverage ratio.
The Term Loan Facility requires us to maintain a leverage ratio financial covenant, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on our outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. At any time, a sharp rise in market interest rates could have a material adverse impact on the interest payable on outstanding principal borrowings on our Term Loan Facility. As of March 31, 2022, we have not noted any adverse impacts to interest rates that would have a material impact to interest owed on principal borrowings.
Inflation Risk. We are actively monitoring the current inflationary environment, but we do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the six month period ended March 31, 2022, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2021.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.Legal Proceedings
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
On October 31, 2018, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This authorization is incremental to the existing $4.4 billion program, initially approved in October 2010 and expanded in subsequent fiscal years. Acquisitions for the share repurchase programs will be made from time to time in private transactions, accelerated share repurchase programs, or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of March 31, 2022, the Company had $522 million remaining authorized to purchase shares under its share repurchase program.
Shares repurchased and retired for the three months ended March 31, 2022 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan[2]
January 1, 2022 — January 31, 2022	50,400	$203.77	50,400	$637,230
February 1, 2022 — February 28, 2022	575,119	$205.09	559,524	$522,488
March 1, 2022 — March 31, 2022	—	—	—	$522,488
(1)Includes 15,595 shares withheld from restricted stock units that vested in the second quarter of 2022 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of such awards do not deplete the dollar amount available for purchases under the repurchase program.

Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
Required Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”):
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act require an issuer to disclose certain information in its annual and quarterly reports, as applicable, if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings with individuals or entities subject to specific U.S. economic sanctions during the reporting period. On March 2, 2021, the U.S. government designated the Russian Federal Security Service (the “FSB”) as a blocked party subject to such reporting requirements; however, on the same day, the U.S. Department of the Treasury’s Office of Foreign Assets Control issued General License No. 1B (the “OFAC General License”), which generally authorizes U.S. companies to engage in certain transactions and dealings with the FSB necessary and ordinarily incident to requesting or obtaining licenses, permits, certifications or notifications issued or registered by the FSB for the importation, distribution or use of information technology products in Russia.
During the quarter ended March 31, 2022, a distributor of F5 filed notifications with, or applied for import licenses and permits from, the FSB as required pursuant to Russian encryption product import controls for the purpose of enabling the distributor to import and distribute certain products in Russia. Neither F5 nor our subsidiaries generated any gross revenues or net profits directly from such approval activity and neither F5 nor our subsidiaries sell to the FSB. F5 expects that our distributors may continue to file notifications with and apply for import licenses and permits from the FSB as required for importation and distribution of our products in Russia, if and as permitted by applicable law, including the OFAC General License.

Item 6.Exhibits

Exhibit Number		Exhibit Description

10.1	—	F5, Inc. Incentive Plan, as amended and restated (1) §

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*     Filed herewith.
§     Indicates a management contract or compensatory plan or arrangement.

(1)     Incorporated by reference to Exhibit 10.1 on Current Report on Form 8-K filed with the SEC on March 11, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of May, 2022.

F5, INC.

By:	/s/ FRANCIS J. PELZER
Francis J. Pelzer
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)