Form 10-Q
period 2022-06-30
F5, INC.
filed 2022-08-05
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of July 29, 2022 was 59,562,193.

F5, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
F5, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2022	September 30, 2021
ASSETS
Current assets
Cash and cash equivalents	$541,883	$580,977
Short-term investments	196,458	329,630
Accounts receivable, net of allowances of $5,879 and $3,696	455,762	340,536
Inventories	43,787	22,055
Other current assets	451,035	337,902
Total current assets	1,688,925	1,611,100
Property and equipment, net	172,060	191,164
Operating lease right-of-use assets	217,313	244,934
Long-term investments	19,112	132,778
Deferred tax assets	171,533	128,193
Goodwill	2,259,951	2,216,553
Other assets, net	492,395	472,558
Total assets	$5,021,289	$4,997,280
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$73,420	$62,096
Accrued liabilities	291,605	341,487
Deferred revenue	1,049,084	968,669
Current portion of long-term debt	354,591	19,275
Total current liabilities	1,768,700	1,391,527
Deferred tax liabilities	2,794	2,414
Deferred revenue, long-term	588,221	521,173
Operating lease liabilities, long-term	265,043	296,945
Long-term debt	—	349,772
Other long-term liabilities	73,546	75,236
Total long-term liabilities	929,604	1,245,540
Commitments and contingencies (Note 8)
Shareholders' equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 59,556 and 60,652 shares issued and outstanding	32,851	192,458
Accumulated other comprehensive loss	(24,626)	(20,073)
Retained earnings	2,314,760	2,187,828
Total shareholders' equity	2,322,985	2,360,213
Total liabilities and shareholders' equity	$5,021,289	$4,997,280
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Net revenues
Products	$326,482	$309,929	$967,149	$907,163
Services	348,006	341,586	1,028,663	1,014,256
Total	674,488	651,515	1,995,812	1,921,419
Cost of net revenues
Products	73,558	68,974	226,454	209,301
Services	57,175	51,930	165,711	155,167
Total	130,733	120,904	392,165	364,468
Gross profit	543,755	530,611	1,603,647	1,556,951
Operating expenses
Sales and marketing	226,731	237,375	689,592	696,829
Research and development	138,737	133,283	404,846	387,927
General and administrative	70,823	63,541	205,038	204,534
Restructuring charges	—	—	7,909	—
Total	436,291	434,199	1,307,385	1,289,290
Income from operations	107,464	96,412	296,262	267,661
Other expense, net	(6,221)	(2,163)	(10,586)	(4,223)
Income before income taxes	101,243	94,249	285,676	263,438
Provision for income taxes	18,224	4,645	52,862	42,915
Net income	$83,019	$89,604	$232,814	$220,523
Net income per share — basic	$1.38	$1.49	$3.85	$3.63
Weighted average shares — basic	59,965	60,186	60,450	60,768
Net income per share — diluted	$1.37	$1.46	$3.80	$3.55
Weighted average shares — diluted	60,460	61,351	61,345	62,064
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Net income	$83,019	$89,604	$232,814	$220,523
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,910)	491	(2,506)	928
Available-for-sale securities:
Unrealized gains (losses) on securities, net of taxes of $42 and $(33) for the three months ended June 30, 2022 and 2021, respectively, and $(180) and $(225) for the nine months ended June 30, 2022 and 2021, respectively	20	(246)	(1,895)	(1,397)
Reclassification adjustment for realized (losses) gains included in net income, net of taxes of $34 and $(4) for the three months ended June 30, 2022 and 2021, respectively, and $48 and $(65) for the nine months ended June 30, 2022 and 2021, respectively	(108)	14	(152)	250
Net change in unrealized losses on available-for-sale securities, net of tax	(88)	(232)	(2,047)	(1,147)
Total other comprehensive (loss) income	(1,998)	259	(4,553)	(219)
Comprehensive income	$81,021	$89,863	$228,261	$220,304
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	Three months ended June 30, 2021
Balances, March 31, 2021	60,052	$39,507	$(19,194)	$1,987,506	$2,007,819
Exercise of employee stock options	47	1,201	—	—	1,201
Issuance of stock under employee stock purchase plan	312	34,810	—	—	34,810
Issuance of restricted stock	353	—	—	—	—
Repurchase of common stock	(449)	(100,000)	—	—	(100,000)
Purchase of forward contract under accelerated share repurchase program ("ASR")	—	100,000	—	—	100,000
Taxes paid related to net share settlement of equity awards	(16)	(2,992)	—	—	(2,992)
Stock-based compensation	—	61,468	—	—	61,468
Net income	—	—	—	89,604	89,604
Other comprehensive income	—	—	259	—	259
Balances, June 30, 2021	60,299	$133,994	$(18,935)	$2,077,110	$2,192,169

	Three months ended June 30, 2022
Balances, March 31, 2022	60,465	$82,133	$(22,628)	$2,337,623	$2,397,128
Exercise of employee stock options	19	450	—	—	450
Issuance of stock under employee stock purchase plan	243	34,602	—	—	34,602
Issuance of restricted stock	305	—	—	—	—
Repurchase of common stock	(1,463)	(144,118)	—	(105,882)	(250,000)
Taxes paid related to net share settlement of equity awards	(13)	(2,091)	—	—	(2,091)
Stock-based compensation	—	61,875	—	—	61,875
Net income	—	—	—	83,019	83,019
Other comprehensive loss	—	—	(1,998)	—	(1,998)
Balances, June 30, 2022	59,556	$32,851	$(24,626)	$2,314,760	$2,322,985

	Nine months ended June 30, 2021
Balances, September 30, 2020	61,099	$305,453	$(18,716)	$1,945,531	$2,232,268
Exercise of employee stock options	130	3,810	—	—	3,810
Issuance of stock under employee stock purchase plan	543	60,888	—	—	60,888
Issuance of restricted stock	1,095	—	—	—	—
Repurchase of common stock	(2,501)	(411,056)	—	(88,944)	(500,000)
Taxes paid related to net share settlement of equity awards	(67)	(10,920)	—	—	(10,920)
Stock-based compensation	—	185,819	—	—	185,819
Net income	—	—	—	220,523	220,523
Other comprehensive loss	—	—	(219)	—	(219)
Balances, June 30, 2021	60,299	$133,994	$(18,935)	$2,077,110	$2,192,169

	Nine months ended June 30, 2022
Balances, September 30, 2021	60,652	$192,458	$(20,073)	$2,187,828	$2,360,213
Exercise of employee stock options	115	2,753	—	—	2,753
Issuance of stock under employee stock purchase plan	412	60,927	—	—	60,927
Issuance of restricted stock	1,080	—	—	—	—
Repurchase of common stock	(2,611)	(394,141)	—	(105,882)	(500,023)
Taxes paid related to net share settlement of equity awards	(92)	(18,907)	—	—	(18,907)
Stock-based compensation	—	189,761	—	—	189,761
Net income	—	—	—	232,814	232,814
Other comprehensive loss	—	—	(4,553)	—	(4,553)
Balances, June 30, 2022	59,556	$32,851	$(24,626)	$2,314,760	$2,322,985
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended June 30,
	2022	2021
Operating activities
Net income	$232,814	$220,523
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	189,761	182,757
Depreciation and amortization	88,398	84,985
Non-cash operating lease costs	29,071	28,937
Deferred income taxes	(28,956)	(78,092)
Impairment of assets	6,175	40,698
Other	585	604
Changes in operating assets and liabilities (excluding effects of the acquisition of businesses):
Accounts receivable	(116,137)	(88,685)
Inventories	(21,732)	5,249
Other current assets	(106,070)	(32,670)
Other assets	(50,400)	(58,565)
Accounts payable and accrued liabilities	(33,398)	13,586
Deferred revenue	136,872	167,199
Lease liabilities	(38,707)	(38,383)
Net cash provided by operating activities	288,276	448,143
Investing activities
Purchases of investments	(58,514)	(255,259)
Maturities of investments	178,372	164,900
Sales of investments	120,564	271,521
Acquisition of businesses, net of cash acquired	(67,911)	(411,319)
Purchases of property and equipment	(25,117)	(23,534)
Net cash provided by (used in) investing activities	147,394	(253,691)
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	63,681	64,698
Repurchase of common stock	(500,023)	(500,000)
Payments on term debt agreement	(15,000)	(15,000)
Taxes paid related to net share settlement of equity awards	(18,907)	(10,920)
Net cash used in financing activities	(470,249)	(461,222)
Net decrease in cash, cash equivalents and restricted cash	(34,579)	(266,770)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,633)	1,107
Cash, cash equivalents and restricted cash, beginning of period	584,333	852,826
Cash, cash equivalents and restricted cash, end of period	$546,121	$587,163
Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$44,115	$46,178
Cash paid for interest on long-term debt	4,287	4,003
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$614	$11,622
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
There have been no changes to the Company's significant accounting policies as of and for the three and nine months ended June 30, 2022, except for the accounting policy for investments, which has been updated to include equity investments.
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
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the nine months ended June 30, 2022 and 2021 (in thousands):

	Nine months ended June 30,
	2022	2021
Balance, beginning of period	$77,836	$70,396
Additional capitalized contract acquisition costs	27,620	30,431
Amortization of capitalized contract acquisition costs	(28,782)	(25,223)
Balance, end of period	$76,674	$75,604
Amortization of capitalized contract acquisition costs was $9.7 million and $8.6 million for the three months ended June 30, 2022 and 2021, respectively, and $28.8 million and $25.2 million for the nine months ended June 30, 2022 and 2021, respectively, and is recorded in Sales and Marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.
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
The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the nine months ended June 30, 2022 and 2021 (in thousands):

	Nine months ended June 30,
	2022	2021
Balance, beginning of period	$1,489,841	$1,272,632
Amounts added but not recognized as revenues	973,673	946,186
Deferred revenue acquired through acquisition of businesses	10,591	779
Revenues recognized related to the opening balance of deferred revenue	(836,800)	(778,987)
Balance, end of period	$1,637,305	$1,440,610
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. As of June 30, 2022, the total non-cancelable remaining performance obligations under the Company's contracts with customers was approximately $1.6 billion and the Company expects to recognize revenues on approximately 64.1% of these remaining performance obligations over the next 12 months, 22.0% in year two, and the remaining balance thereafter.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements at June 30, 2022 and September 30, 2021, were as follows (in thousands):

			Gross Unrealized			Classification on Balance Sheet
As of June 30, 2022	Fair Value Level	Cost or Amortized Cost	Gains	Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Changes in fair value recorded in other comprehensive income
Money Market Funds	Level 1	$79,183	$—	$—	$79,183	$79,183	$—	$—
Certificates of deposit	Level 2	250	—	—	250	—	250	—
Corporate bonds and notes	Level 2	93,016	1	(1,086)	91,931	—	81,499	10,432
Municipal bonds and notes	Level 2	7,661	—	(110)	7,551	1,392	4,013	2,146
U.S. government securities	Level 2	110,639	—	(979)	109,660	—	106,855	2,805
U.S. government agency securities	Level 2	5,647	—	(77)	5,570	—	3,841	1,729
Total debt investments		$296,396	$1	$(2,252)	$294,145	$80,575	$196,458	$17,112
Changes in fair value recorded in other net income (expense)
Equity investments	*				$2,000	$—	$—	$2,000
Total equity investments					2,000	—	—	2,000
Total investments					$296,145	$80,575	$196,458	$19,112
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
Interest income from investments was not material for the three and nine months ended June 30, 2022 and 2021, respectively. Interest income is included in other income (expense), net on the Company's consolidated income statements. Unrealized losses on investments held for a period greater than 12 months at June 30, 2022 and September 30, 2021 were not material.
The Company invests in debt securities that are rated investment grade. The Company reviews the individual debt securities in its portfolio to determine whether a credit loss exists by comparing the extent to which the fair value is less than the amortized cost and considering any changes to ratings of a debt security by a ratings agency. The Company determined that as of June 30, 2022, there were no credit losses on any investments within its portfolio.
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
As a result of a planned change in the use of the asset, the Company recorded an impairment of $6.2 million against the Shape trade name intangible asset, which was reflected in the Sales and Marketing line item on the Company's consolidated income statement in the first quarter of fiscal 2022. The Company did not recognize any impairment charges related to its intangible assets in the second and third quarters of fiscal 2022 and for the three and nine months ended June 30, 2021.
There were no long-lived asset impairment charges for the three and nine months ended June 30, 2022. During the second quarter of 2021, the Company recorded an impairment of $23.5 million against the operating lease right-of-use asset related to the permanent exit of six floors in its corporate headquarters. Impairment charges for the second quarter of fiscal 2021 also included $10.3 million for tenant improvements and other fixed assets associated with the permanently exited floors. In the first quarter of fiscal 2021, the Company recorded an impairment of $6.7 million against the operating lease right-of-use asset related to the integration of the former Shape headquarters in Santa Clara, California. Impairment charges for the first quarter of fiscal 2021 also included $0.2 million for other fixed assets associated with the Shape headquarters in Santa Clara, California. The Company calculated the fair value of the right-of-use assets, tenant improvements and other fixed assets based on estimated future discounted cash flows and classified the fair value as a Level 3 measurement due to the significance of unobservable inputs, which included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term and the discount rate. The impairment charges for the nine months ended June 30, 2021 were allocated to various expense line items on the Company’s consolidated income statements based on the employee base that previously worked out of the exited space.

Impairment charges were allocated to the following income statement line items for the three and nine months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Cost of net product revenue	$—	$—	$—	$2,865
Cost of net service revenue	—	—	—	3,492
Sales and marketing	—	—	6,175	11,515
Research and development	—	—	—	12,974
General and administrative	—	—	—	9,852
Total impairment charges	$—	$—	$6,175	$40,698
During the three and nine months ended June 30, 2022 and 2021, the Company did not recognize any impairment charges related to goodwill.
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

The developed technology intangible asset is being amortized on a straight-line basis over its estimated useful life of seven years and included in cost of net product revenues. The customer relationships intangible asset was amortized on a straight-line basis over its estimated useful life of one year and included in sales and marketing expenses. The weighted-average life of the amortizable intangible assets recognized from the Volterra acquisition was 6.95 years as of January 22, 2021, the date the transaction closed. The estimated useful lives for the acquired intangible assets were based on the expected future cash flows associated with the respective asset.
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
5. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows for the periods presented (in thousands):

	June 30, 2022	September 30, 2021
Cash and cash equivalents	$541,883	$580,977
Restricted cash included in other assets, net	4,238	3,356
Total cash, cash equivalents and restricted cash	$546,121	$584,333
Inventories
Inventories consist of the following (in thousands):

	June 30, 2022	September 30, 2021
Finished goods	$10,528	$13,081
Raw materials	33,259	8,974
	$43,787	$22,055
Other Current Assets
Other current assets consist of the following (in thousands):

	June 30, 2022	September 30, 2021
Unbilled receivables	$277,766	$215,396
Prepaid expenses	65,401	59,636
Capitalized contract acquisition costs	34,429	34,265
Other[1]	73,439	28,605
	$451,035	$337,902
(1)     As of June 30, 2022, includes $53.3 million of cash used to support the working capital needs of the Company’s primary contract manufacturer's procurement of components used in the manufacturing of system hardware.
Other Assets
Other assets, net consist of the following (in thousands):

	June 30, 2022	September 30, 2021
Intangible assets	$211,665	$237,178
Unbilled receivables	199,287	158,885
Capitalized contract acquisition costs	42,245	43,571
Other	39,198	32,924
	$492,395	$472,558

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2022	September 30, 2021
Payroll and benefits	$148,792	$179,147
Operating lease liabilities, current	43,529	49,286
Income and other tax accruals	36,928	44,075
Other	62,356	68,979
	$291,605	$341,487
Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	June 30, 2022	September 30, 2021
Income taxes payable	$65,395	$66,081
Other	8,151	9,155
	$73,546	$75,236
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
Borrowings under the Term Loan Facility bear interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Term Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. Interest on the outstanding principal of borrowings is currently due quarterly in arrears. As of June 30, 2022, the margin for LIBOR-based loans was 1.125% and the margin for alternate base rate loans was 0.125%.
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
 Among certain affirmative and negative covenants provided in the Term Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on its outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. As of June 30, 2022, the Company was in compliance with all covenants.

As of June 30, 2022, $355.0 million of principal amount under the Term Loan Facility was outstanding, excluding unamortized debt issuance costs of $0.4 million. The outstanding principal amount was included in current liabilities on the Company's balance sheet as of June 30, 2022. The weighted average interest rate on the principal amount under the Term Loan Facility outstanding balance was 2.092% and 1.553% for the three and nine months ended June 30, 2022, respectively. The weighted average interest rate on the principal amount under the Term Loan Facility outstanding balance was 1.332% and 1.371% for the three and nine months ended June 30, 2021, respectively. The following table presents the scheduled principal maturities as of June 30, 2022 (in thousands):

Fiscal Years Ending September 30:	Amount
2022 (remainder)	$5,000
2023	350,000
Total	$355,000
Revolving Credit Agreement
On January 31, 2020, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). The Company has the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. The Revolving Credit Agreement also requires payment of a commitment fee calculated at a rate per annum of 0.125% to 0.300% depending on the Company's leverage ratio on the undrawn portion of the Revolving Credit Facility. Commitment fees incurred during the three and nine months ended June 30, 2022 were not material.
The Revolving Credit Facility matures on January 31, 2025, at which time any remaining outstanding principal of borrowings under the Revolving Credit Facility is due. The Company has the option to request up to two extensions of the maturity date in each case for an additional period of one year. Among certain affirmative and negative covenants provided in the Revolving Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. As of June 30, 2022, the Company was in compliance with all covenants. As of June 30, 2022, there were no outstanding borrowings under the Revolving Credit Facility, and the Company had available borrowing capacity of $350.0 million.
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
The components of the Company's operating lease expenses for the three and nine months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Operating lease expense	$11,810	$11,899	$35,594	$36,238
Short-term lease expense	683	741	1,858	2,302
Variable lease expense	5,208	6,478	17,486	18,814
Total lease expense	$17,701	$19,118	$54,938	$57,354
Variable lease expense primarily consists of common area maintenance, real estate taxes and parking expenses.

Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

	June 30, 2022	September 30, 2021
Operating lease right-of-use assets, net	$217,313	$244,934

Operating lease liabilities, current[1]	43,529	49,286
Operating lease liabilities, long-term	265,043	296,945
Total operating lease liabilities	$308,572	$346,231

Weighted average remaining lease term (in years)	9.5	9.7
Weighted average discount rate	2.67%	2.60%
(1)Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheets.
As of June 30, 2022, the future operating lease payments for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2022 (remainder)	$13,897
2023	48,325
2024	41,311
2025	33,618
2026	26,462
2027	26,127
Thereafter	164,860
Total lease payments	354,600
Less: imputed interest	(46,028)
Total lease liabilities	$308,572
Operating lease liabilities above do not include sublease income. As of June 30, 2022, the Company expects to receive sublease income of approximately $14.3 million, which consists of $1.9 million to be received for the remainder of fiscal 2022 and $12.4 million to be received over the three fiscal years thereafter. There were no impairments against right-of-use assets for the three and nine months ended June 30, 2022 and the three months ended June 30, 2021. In the second quarter of fiscal 2021, the Company recorded an impairment of $23.5 million against the operating lease right-of-use asset related to the permanent exit of six floors in its corporate headquarters. In the first quarter of fiscal 2021, the Company recorded an impairment of $6.7 million against the right-of-use asset related to the integration of the former Shape headquarters in Santa Clara, California.
As of June 30, 2022, the Company had no significant operating leases that were executed but not yet commenced.
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of June 30, 2022 and September 30, 2021 were not material.
Commitments
As of June 30, 2022, the Company's principal commitments consisted of borrowings under the Term Loan Facility and obligations outstanding under operating leases. Refer to Note 6 for the scheduled principal maturities of the Term Loan Facility as of June 30, 2022.
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
The effective tax rate was 18.0% and 18.5% for the three and nine months ended June 30, 2022, respectively, compared to 4.9% and 16.3% for the three and nine months ended June 30, 2021, respectively. The increase in the effective tax rate for the three and nine months ended June 30, 2022 as compared to the three and nine months ended June 30, 2021 is primarily due to the discrete impact from filing the Company’s fiscal year 2020 U.S. federal income tax return during the period ended June 30, 2021.
At June 30, 2022, the Company had $69.5 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2017. Major jurisdictions where there are wholly owned subsidiaries of F5, Inc. which require income tax filings include the United Kingdom, Singapore, and Israel. The earliest periods open for review by local taxing authorities are fiscal years 2020 for the United Kingdom, 2017 for Singapore, and 2013 for Israel. The Company is currently under audit by various states for fiscal years 2016 through 2020, and by various foreign jurisdictions including Israel for fiscal years 2013 to 2017, Saudi Arabia for fiscal years 2015 to 2020, and India for fiscal years 2019 to 2020. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal year 2018 federal income tax return, fiscal years 2017 and 2018 state income tax returns, and fiscal years 2015 to 2020 foreign income tax returns.
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

The following table summarizes the Company's repurchases and retirements of its common stock under its Stock Repurchase Program, including the ASR (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Shares repurchased	1,463	449	2,611	2,501
Average price per share	$170.88	$199.90	$191.47	$199.90
Amount repurchased	$250,000	$100,000	$500,023	$500,000
As of June 30, 2022, the Company had $272 million remaining authorized to purchase shares under its share repurchase program.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Numerator
Net income	$83,019	$89,604	$232,814	$220,523
Denominator
Weighted average shares outstanding — basic	59,965	60,186	60,450	60,768
Dilutive effect of common shares from stock options and restricted stock units	495	1,165	895	1,296
Weighted average shares outstanding — diluted	60,460	61,351	61,345	62,064
Basic net income per share	$1.38	$1.49	$3.85	$3.63
Diluted net income per share	$1.37	$1.46	$3.80	$3.55
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were not material for the three and nine months ended June 30, 2022 and 2021.
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

The following presents revenues by geographic region (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Americas:
United States	$364,333	$348,345	$1,084,853	$992,090
Other	22,797	21,031	63,824	66,474
Total Americas	387,130	369,376	1,148,677	1,058,564
EMEA	156,471	168,118	474,906	502,424
Asia Pacific	130,887	114,021	372,229	360,431
	$674,488	$651,515	$1,995,812	$1,921,419
The Company generates revenues from the sale of products and services. The Company continues to offer its products through a range of consumption models, from physical systems to software solutions and managed services. The following presents net product revenues by systems and software (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Net product revenues
Systems revenue	$147,540	$180,448	$473,671	$559,970
Software revenue	178,942	129,481	493,478	347,193
Total net product revenue	$326,482	$309,929	$967,149	$907,163
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Ingram Micro, Inc.	20.7%	20.7%	19.9%	18.8%
Synnex Corporation	13.4%	12.0%	13.3%	11.2%
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	June 30, 2022	September 30, 2021
United States	$136,831	$153,030
EMEA	19,042	20,526
Other countries	16,187	17,608
	$172,060	$191,164
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

During the nine months ended June 30, 2022, the following activity was recorded (in thousands):

Employee Severance, Benefits and Related Costs
Accrued expenses, October 1, 2021	$—
Restructuring charges	7,909
Cash payments	(7,689)
Accrued expenses, June 30, 2022	$220

14. Subsequent Events
On July 22, 2022, the Company's Board of Directors authorized an additional $1 billion for its common stock share repurchase program. This new authorization is incremental to the $272 million currently unused in the existing program, which was initially approved in October 2010.
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
Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:
•Revenues. The majority of our revenues are derived from sales of our application security and delivery products including our BIG-IP software and systems (appliances), NGINX software, F5 Distributed Cloud Services, and Silverline offerings. Our BIG-IP software solutions are sold both on a perpetual license and a subscription basis. We sell NGINX on a subscription basis. F5 Distributed Cloud Services provide security, multi-cloud networking, and edge-based computing solutions, encompassing software solutions from what were previously branded as our Shape, Volterra, and Silverline product offerings. F5 Distributed Cloud Services are offered on a subscription basis, under a unified software-as-a-service (SaaS) platform. Our Silverline solution is a managed services offering, also sold on a subscription basis.

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
•Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, software-as-a-service infrastructure costs, amortization of developed technology and personnel and overhead expenses. In addition, factors such as sales price, product and services mix, inventory obsolescence, returns, component price increases, warranty costs, global supply chain constraints, and the remaining uncertainty surrounding the COVID-19 pandemic could significantly impact our gross margins from quarter to quarter and represent significant indicators we monitor on a regular basis.
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
•Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The decrease in cash and investments for the first nine months of fiscal year 2022 was primarily due to $500.0 million of cash used for the repurchase of shares and $68.0 million in cash paid for the acquisition of Threat Stack in the first quarter of fiscal 2022. The decrease was partially offset by cash provided by operating activities of $288.3 million. Going forward, we believe the primary driver of cash flows will be net income from operations. Capital expenditures of $25.1 million for the first nine months of fiscal year 2022 were primarily related to the expansion of our facilities to support our operations worldwide as well as investments in information technology infrastructure and equipment purchases to support our core business activities. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. Additionally, on January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of June 30, 2022, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
•Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in the third quarter of fiscal year 2022 due to the growth of our subscriptions business. Our days sales outstanding for the third quarter of fiscal year 2022 was 61. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
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

We continue to monitor the ongoing uncertainty related to the global pandemic on our business and financial outlook. Global supply chain constraints in the wake of the COVID-19 pandemic may reduce our visibility into component availability, and lead times may increase for components necessary for our hardware-based solutions. We are continuing to undertake efforts to mitigate supply chain constraints, but pandemic-related impacts to component availability may lengthen lead times on shipments of products to customers, delaying our ability to fulfill some hardware orders. In addition, we are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, or on our financial results.
Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Net revenues
Products	$326,482	$309,929	$967,149	$907,163
Services	348,006	341,586	1,028,663	1,014,256
Total	$674,488	$651,515	$1,995,812	$1,921,419
Percentage of net revenues
Products	48.4%	47.6%	48.5%	47.2%
Services	51.6	52.4	51.5	52.8
Total	100.0%	100.0%	100.0%	100.0%
Net Revenues. Total net revenues increased 3.5% for the three months ended June 30, 2022 and increased 3.9% for the nine months ended June 30, 2022 from the comparable periods in the prior year. The increase in total net revenues for the three months ended June 30, 2022 was primarily due to software revenue increases from both perpetual and subscription-based offerings. In addition, service revenue increased due to growth of our install base, specifically associated with licensed-based subscription offerings. Overall revenue growth for the nine months ended June 30, 2022 was primarily due to increases in both product and service revenue. The product revenue increase was driven by software revenue increases, specifically from our software-as-a-service product offerings and our subscription-based offerings, which include software sold via our flexible consumption program or multi-year subscriptions. This was partially offset by a decrease in systems revenue associated with a shortage of supplies to meet systems demand. Service revenues increased as a result of our increased installed base of products. International revenues represented 46.0% and 45.6% of total net revenues for the three and nine months ended June 30, 2022, respectively, compared to 46.5% and 48.4% for the same periods in the prior year, respectively.
Net Product Revenues. Net product revenues increased 5.3% for the three months ended June 30, 2022 and increased 6.6% for the nine months ended June 30, 2022 from the comparable periods in the prior year. The increase in net product revenues for the three months ended June 30, 2022 was primarily due to continued growth in software revenue, partially offset by a decrease in systems revenue associated with a shortage of supplies to meet systems demand. The increase in net product revenues for the nine months ended June 30, 2022 was due to an increase in software revenue compared to the same period in the prior year.

The following presents net product revenues by systems and software:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Net product revenues
Systems revenue	$147,540	$180,448	$473,671	$559,970
Software revenue	178,942	129,481	493,478	347,193
Total net product revenue	$326,482	$309,929	$967,149	$907,163
Percentage of net product revenues
Systems revenue	45.2%	58.2%	49.0%	61.7%
Software revenue	54.8	41.8	51.0	38.3
Total net product revenue	100.0%	100.0%	100.0%	100.0%
Net Service Revenues. Net service revenues increased 1.9% for the three months ended June 30, 2022 and increased 1.4% for the nine months ended June 30, 2022 from the comparable periods in the prior year. The increase in net service revenues for the three and nine months ended June 30, 2022 was primarily due to an increase in purchases of initial maintenance contracts driven by additions to our installed base of products, primarily associated with our licensed-based subscriptions.
The following distributors of our products accounted for more than 10% of total net revenue:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Ingram Micro, Inc.	20.7%	20.7%	19.9%	18.8%
Synnex Corporation	13.4%	12.0%	13.3%	11.2%
The following distributors of our products accounted for more than 10% of total receivables:

	June 30, 2022	September 30, 2021
Ingram Micro, Inc.	18.5%	12.6%
Synnex Corporation	12.9%	11.9%
Carahsoft Technology	—	11.5%
No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$73,558	$68,974	$226,454	$209,301
Services	57,175	51,930	165,711	155,167
Total	130,733	120,904	392,165	364,468
Gross profit	$543,755	$530,611	$1,603,647	$1,556,951
Percentage of net revenues and gross margin (as a percentage of related net revenue)
Products	22.5%	22.3%	23.4%	23.1%
Services	16.4	15.2	16.1	15.3
Total	19.4	18.6	19.6	19.0
Gross margin	80.6%	81.4%	80.4%	81.0%
Cost of Net Product Revenues. Cost of net product revenues consists of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, software-as-a-service infrastructure costs and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased $4.6 million, or 6.6% for the three months ended June 30, 2022 and increased $17.2 million, or 8.2% for the nine months ended June 30, 2022 from the comparable periods in the prior year. The increase in cost of net product revenues was primarily due to software product revenue growth for the three and nine months ended June 30, 2022 from the comparable periods in the prior year. In addition, we experienced an increase in component prices, expedite fees and other sourcing-related costs in the first three quarters of fiscal 2022.
Cost of Net Service Revenues. Cost of net service revenues consists of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and nine months ended June 30, 2022, cost of net service revenues as a percentage of net service revenues was 16.4% and 16.1%, respectively, compared to 15.2% and 15.3% for the comparable periods in the prior year, respectively. Professional services headcount at the end of June 2022 increased to 1,083 from 997 at the end of June 2021.

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$226,731	$237,375	$689,592	$696,829
Research and development	138,737	133,283	404,846	387,927
General and administrative	70,823	63,541	205,038	204,534
Restructuring charges	—	—	7,909	—
Total	$436,291	$434,199	$1,307,385	$1,289,290
Operating expenses (as a percentage of net revenue)
Sales and marketing	33.6%	36.4%	34.5%	36.3%
Research and development	20.6	20.5	20.3	20.2
General and administrative	10.5	9.7	10.3	10.6
Restructuring charges	—	—	0.4	—
Total	64.7%	66.6%	65.5%	67.1%
Sales and Marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses decreased $10.6 million, or 4.5% for the three months ended June 30, 2022 and decreased $7.2 million, or 1.0% for the nine months ended June 30, 2022 from the comparable periods in the prior year. The decrease in sales and marketing expense for the three months ended June 30, 2022 was primarily due to a decrease of $6.3 million in commissions from the comparable period in the prior year. In addition, personnel costs for the three months ended June 30, 2022 decreased $6.0 million from the comparable period in the prior year. The decrease in sales and marketing expense for the nine months ended June 30, 2022 was primarily related to a decrease of $13.0 million in commissions, partially offset by an increase in employee travel and customer outreach of $7.5 million from the comparable period in the prior year. Sales and marketing headcount at the end of June 2022 increased to 2,452 from 2,449 at the end of June 2021. Sales and marketing expenses included stock-based compensation expense of $25.6 million and $79.9 million for the three and nine months ended June 30, 2022, respectively, compared to $26.4 million and $78.7 million for the same periods in the prior year, respectively.
Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased $5.5 million, or 4.1% for the three months ended June 30, 2022 and increased $16.9 million, or 4.4% for the nine months ended June 30, 2022 from the comparable periods in the prior year. The increase in research and development expense for the three months ended June 30, 2022 was primarily due to an increase of $4.0 million in personnel costs from the comparable period in the prior year. The increase in research and development expense for the nine months ended June 30, 2022 was primarily related to an increase of $18.2 million in personnel costs from the comparable period in the prior year. Research and development headcount at the end of June 2022 increased to 2,093 from 1,881 at the end of June 2021. Research and development expenses included stock-based compensation expense of $17.5 million and $54.3 million for the three and nine months ended June 30, 2022, respectively, compared to $17.3 million and $50.0 million for the same periods in the prior year, respectively.

General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, facilities and depreciation expenses. General and administrative expenses increased $7.3 million, or 11.5% for the three months ended June 30, 2022 and was relatively flat for the nine months ended June 30, 2022 from the comparable periods in the prior year. The increase in general and administrative expense for the three months ended June 30, 2022 was primarily due to an increase of $4.2 million in personnel costs from the comparable period in the prior year. General and administrative headcount at the end of June 2022 increased to 951 from 802 at the end of June 2021. General and administrative expenses included stock-based compensation expense of $11.6 million and $33.4 million for the three and nine months ended June 30, 2022, respectively, compared to $10.5 million and $32.1 million for the same periods in the prior year, respectively.
Restructuring Charges. In the first fiscal quarter of 2022, we completed a restructuring plan to align strategic and financial objectives and optimize resources for long term growth. As a result of these initiatives, we recorded a restructuring charge of $7.9 million related to a reduction in workforce that is reflected in our results for the nine months ended June 30, 2022.

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$107,464	$96,412	$296,262	$267,661
Other expense, net	(6,221)	(2,163)	(10,586)	(4,223)
Income before income taxes	101,243	94,249	285,676	263,438
Provision for income taxes	18,224	4,645	52,862	42,915
Net income	$83,019	$89,604	$232,814	$220,523
Other income and income taxes (as percentage of net revenue)
Income from operations	15.9%	14.8%	14.8%	13.9%
Other expense, net	(0.9)	(0.3)	(0.5)	(0.2)
Income before income taxes	15.0	14.5	14.3	13.7
Provision for income taxes	2.7	0.7	2.6	2.2
Net income	12.3%	13.8%	11.7%	11.5%
Other Expense, Net. Other expense, net consists primarily of interest income and expense and foreign currency transaction gains and losses. The decrease in other expense, net for the three months ended June 30, 2022 was primarily due to an increase in foreign currency loss of $3.3 million. The decrease in other expense, net for the nine months ended June 30, 2022 was primarily due to an increase in foreign currency loss of $4.8 million and a decrease in interest income of $1.6 million from our investments compared to the same period in the prior year.
Provision for Income Taxes. The effective tax rate was 18.0% and 18.5% for the three and nine months ended June 30, 2022, respectively, compared to 4.9% and 16.3% for the three and nine months ended June 30, 2021, respectively. The increase in the effective tax rate for the three and nine months ended June 30, 2022 as compared to the three and nine months ended June 30, 2021 is primarily due to the discrete impact from filing our fiscal year 2020 U.S. federal income tax return during the period ended June 30, 2021.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at June 30, 2022 and September 30, 2021 were $168.7 million and $125.8 million, respectively. The net deferred tax assets include valuation allowances of $46.5 million and $40.4 million as of June 30, 2022 and September 30, 2021, respectively, which are primarily related to certain state and foreign net operating losses and tax credit carryforwards.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $757.5 million as of June 30, 2022, compared to $1,043.4 million as of September 30, 2021, representing a decrease of $285.9 million. The decrease was primarily due to $500.0 million of cash used for the repurchase of outstanding common stock and $68.0 million in cash paid for the acquisition of Threat Stack in the first quarter of fiscal 2022. The decrease was partially offset by cash provided by operating activities of $288.3 million for the nine months ended June 30, 2022.
Cash provided by operating activities for the first nine months of fiscal year 2022 resulted from net income of $232.8 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation, impairment and amortization charges. Cash provided by operating activities for the first nine months of fiscal year 2022 decreased from the comparable period in the prior year primarily due to strong multi-year subscription sales in the first three quarters of fiscal year 2022, which are generally sold on three-year terms. Multi-year subscriptions are billed on an annual basis with the remainder recognized on the balance sheet as unbilled assets. In addition, during the first and third quarters of fiscal year 2022, we had significant prepayments with our contract manufacturer associated with components for future hardware-based solution builds.
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
Cash provided by investing activities was $147.4 million for the nine months ended June 30, 2022, compared to cash used in investing activities of $253.7 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions and capital expenditures. The amount of cash provided by investing activities for the nine months ended June 30, 2022 was primarily the result of $178.4 million in maturities of investments and $120.6 million in sales of investments, partially offset by $68.0 million in cash paid for the acquisition of Threat Stack in the first quarter of fiscal 2022 and purchases of investments of $58.5 million.
Cash used in financing activities was $470.2 million for the nine months ended June 30, 2022, compared to cash used in financing activities of $461.2 million for the same period in the prior year. Our financing activities for the nine months ended June 30, 2022 primarily consisted of $500.0 million in cash used to repurchase shares under our share repurchase program, as well as $18.9 million in cash used for taxes related to net share settlement of equity awards and $15.0 million in cash used to make principal payments on our term loan. Cash used in financing activities was partially offset by $63.7 million of cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan.
On January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of June 30, 2022, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
Obligations and Commitments
As of June 30, 2022, our principal commitments consisted of borrowings under the Term Loan Facility and obligations outstanding under operating leases.
In connection with the acquisition of Shape, on January 24, 2020, we entered into a Term Credit Agreement ("Term Credit Agreement") with certain institutional lenders that provides for a senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the "Term Loan Facility"). The proceeds from the Term Loan Facility were primarily used to finance the acquisition of Shape and related expenses. As of June 30, 2022, $355.0 million of principal amount under the Term Loan Facility was outstanding. There is a financial covenant that requires us to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on our outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. Refer to Note 6 of our Consolidated Financial Statements for the scheduled principal maturities of the Term Loan Facility as of June 30, 2022.

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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of June 30, 2022. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of June 30, 2022, 39% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
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
The Term Loan Facility requires us to maintain a leverage ratio financial covenant, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on our outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. At any time, a sharp rise in market interest rates could have a material adverse impact on the interest payable on outstanding principal borrowings on our Term Loan Facility. As of June 30, 2022, we have not noted any adverse impacts to interest rates that would have a material impact to interest owed on principal borrowings.
Inflation Risk. We are actively monitoring the current inflationary environment, but we do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations. If the current inflationary environment constrains our customers’ ability to procure goods and services from us, we may see customers reprioritize these investment decisions. These macroeconomic conditions could harm our business, financial condition and results of operations.
Foreign Currency Risk. The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine month period ended June 30, 2022, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2021.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
On October 31, 2018, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This authorization is incremental to the existing $4.4 billion program, initially approved in October 2010 and expanded in subsequent fiscal years. Acquisitions for the share repurchase programs will be made from time to time in private transactions, accelerated share repurchase programs, or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of June 30, 2022, the Company had $272 million remaining authorized to purchase shares under its share repurchase program.
Shares repurchased and retired for the three months ended June 30, 2022 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan[2]
April 1, 2022 — April 30, 2022	102,762	$169.80	102,762	$505,039
May 1, 2022 — May 31, 2022	1,372,741	$170.97	1,360,269	$272,488
June 1, 2022 — June 30, 2022	—	—	—	$272,488
(1)Includes 12,472 shares withheld from restricted stock units that vested in the third quarter of 2022 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
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

*     Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of August, 2022.

F5, INC.

By:	/s/ FRANCIS J. PELZER
Francis J. Pelzer
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)