Form 10-K
period 2022-09-30
F5, INC.
filed 2022-11-15
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2022, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $12,578,190,940 based on the closing sales price of the Registrant’s common stock on the NASDAQ Global Select Market on that date.
As of November 7, 2022, the number of shares of the Registrant’s common stock outstanding was 60,368,610.

DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of this Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the Registrant’s Definitive Proxy Statement for the Annual Shareholders Meeting for fiscal year 2022, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this Report relates.

F5, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2022

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
Unless the context otherwise requires, in this Annual Report on Form 10-K, the terms “F5,” “the Company,” “we,” “us,” and “our” refer to F5, Inc. and its subsidiaries. Our fiscal year ends on September 30, and fiscal years are referred to by the calendar year in which they end. For example, “fiscal year 2022” and “fiscal 2022” refer to the fiscal year ended September 30, 2022.

Item 1.Business
General
F5 is a multi-cloud application services and security provider committed to bringing a better digital world to life. F5 partners with the world’s largest, most advanced organizations to optimize and secure every application and Application Programming Interface (“API”) anywhere, including on-premises, in the cloud, in multi-cloud environments, or at the edge. F5 enables organizations to provide exceptional, secure digital experiences for their customers and continuously stay ahead of threats.
Our application services and security solutions are available in a range of consumption models, including software solutions available in perpetual, subscription-based, and software-as-a-service (“SaaS”) consumption models. We also sell high-performance systems and a broad range of professional services, including consulting, training, installation, maintenance, and other technical support services.
Our customers include large enterprise businesses, public sector institutions, governments, and service providers. We conduct our business globally and manage our business by geography. Our business is organized into three geographic regions: Americas; Europe, the Middle East, and Africa (“EMEA”); and the Asia Pacific region (“APAC”).
Our revenue is comprised of product revenue and services revenue. In fiscal year 2022, product revenue of $1.3 billion represented 49% of our total revenue, and services revenue of $1.4 billion represented 51% of our total revenue. We are actively managing a transformation to a more balanced revenue composition, with a greater percentage of our product revenue coming from our software and SaaS solutions. In fiscal year 2022, product revenue from software sales was $665 million, representing 51% of product revenue and delivering 33% growth from the prior year. Product revenue from systems sales was $652 million, representing 49% of product revenue and a decline of 13% from fiscal year 2021 as a result of global semiconductor shortages.
F5 was incorporated on February 26, 1996 in the state of Washington. Our headquarters is in Seattle, Washington, and our mailing address is 801 5th Avenue, Seattle, Washington 98104-1663. The telephone number at that location is (206) 272-5555. Our website is www.f5.com. We have 82 subsidiaries, branch offices, or representative offices worldwide. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably possible after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. The information posted on our website is not incorporated into this report.
Strategy and Priorities
Nearly all organizations today find themselves at the convergence of two significant trends: the evolution of applications as the center of their businesses and their customers’ digital lives and the escalation of threats against those applications. This presents a tremendous challenge as many companies now manage complex application portfolios comprising older legacy and newer modern technologies and infrastructures. In our 2022 State of Application Strategy Report, 88 percent of organizations said they operate both legacy and modern application architectures, and 70 percent operate in multiple clouds. These hybrid environments create operational complexity and expand the threat surface area as companies are forced to deploy separate, and often inconsistent, security controls across different environments.
Over the past several years, F5 has transformed its business and significantly expanded its software and cloud offerings to deliver a broad portfolio of solutions to help customers address the complexity and risk in today’s hybrid IT environments. Through BIG-IP, F5 NGINX, and F5 Distributed Cloud Services, F5 offers a range of integrated, machine learning-driven solutions that protect legacy and modern applications and APIs across data center, cloud, and edge locations.
Our multi-cloud application security and delivery solutions reduce our customers’ operational complexity and costs, enabling our customers to scale, secure, and optimize both legacy and modern applications, across any infrastructure and create extraordinary digital experiences for their end users. We are leveraging near real-time collection of live application telemetry, machine learning and artificial intelligence, and toolchain automation to create adaptive applications capable of rapidly responding to changes in performance, availability, and security threats with little to no human interaction.
Key components of our strategy include:
Bringing our adaptive application vision to life
F5 is uniquely positioned to deliver adaptive applications. Through our organic innovation and inorganic investments, we have created the broadest portfolio of multi-cloud application security and delivery technologies in the market. We are able to support our customers’ modern and legacy application security and delivery needs across any environment, with the flexibility of multiple deployment models including hardware, software, and SaaS offerings. F5 is continuing to converge our application security and delivery capabilities on our recently launched F5 Distributed Cloud Services platform, unifying policy declaration, enabling broader telemetry, and driving significant automation. Doing so will dramatically simplify application creation, deployment and management for our customers, reducing the time it takes to turn up and repair applications while lowering total cost of ownership, through a SaaS-based consumption model.
Transforming how customers experience F5
As we expand the role we play for our customers, we are also transforming how our customers experience F5. Our goal is to create a unified and frictionless F5 experience for our customers. Over the last several years, we have made it easier for our customers to procure, deploy, manage, and upgrade our technologies. We also have taken steps to integrate the customer experience across our growing portfolio by simplifying product naming and rebranding several acquired and integrated solutions as part of our F5 Distributed Cloud Services platform.
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
Capturing growth in security and software
In the previous decade, our customers were focused on protecting their networks from attack. Today, attackers are targeting applications with threats like malware, bots, and API penetration. Through both organic and inorganic investment, we have expanded our application security portfolio and the deployment models through which customers can consume our solutions. F5’s leading security capabilities combined with our multi-cloud approach enables our customers to deploy a consistent security posture across their entire application estate.
In fiscal year 2022 we announced a major expansion of our security and delivery portfolio with the launch of F5 Distributed Cloud Services. This platform integrates F5 capabilities and recently acquired technologies to deliver security, multi-cloud networking and edge-based computing solutions on a unified SaaS platform.
Our first solution for the platform, F5 Distributed Cloud WAAP (“Web Application Firewall and API Protection”), augments multiple security capabilities across F5 technologies enabling our customers to deploy advanced security, and unify and consistently manage policies while providing visibility into the enterprise security stature across all environments where the solution is deployed.
Beyond delivering security capabilities via multiple deployment models including hardware, software and SaaS, we continue to innovate across our software offerings including improving automation and orchestration in our BIG-IP software, and advancing the capabilities of our F5 NGINX solution.

F5 Products and Solutions
F5’s portfolio of multi-cloud application services and security technologies are enabling customers to address the challenges of delivering differentiated digital experiences to their customers. Our multi-cloud, infrastructure-agnostic approach means we can create a more unified experience across customers’ disparate hybrid IT environments. We are enhancing automation and driving operational efficiencies and corresponding cost efficiencies for customers.
Simplifying legacy app delivery for multi-cloud environments
BIG-IP Software and Systems. Our BIG-IP family of product offerings provide feature-rich, highly programmable and configurable application delivery solutions for legacy applications in enterprises and service providers. Traditional applications are based on monolithic, three-tier, or client-server architectures. Such legacy applications are the most ubiquitous application architecture today, and many organizations continue to rely exclusively on legacy applications to power the most mission-critical business applications, customer facing digital interfaces and internally used applications.
For most organizations, the priority around legacy applications is maximizing operational efficiency and minimizing the total cost of ownership. BIG-IP has established itself as the leading application security and delivery technology for legacy applications, providing load balancing, and domain name system services. Customers also use the advanced security capabilities of BIG-IP, including web application firewall, carrier-grade firewall and network address translation, identity-aware proxy, SSL-VPN, and SSL (securer sockets layer) offloading, which are available as tightly integrated modules or extensions. Via the F5 Automation Toolchain, BIG-IP capabilities easily integrate into orchestration frameworks such as Ansible, HashiCorp Terraform, OpenShift, and Cloud Foundry as part of a CI/CD pipeline. BIG-IPs “best-of-suite” approach helps standardize and consolidate application security and delivery functions into a single solution, automating functions and reducing operational cost. Our BIG-IP family includes:
•F5 BIG-IP Software. BIG-IP capabilities are available in a software-only virtual edition that deploys on any standard hypervisor in private and public clouds. BIG-IP software can be purchased via short- and long-term subscriptions, perpetual license models, and through utility pricing via public cloud marketplaces.
•F5 BIG-IP Systems. BIG-IP systems are designed to enhance the performance of our software by leveraging a combination of custom FPGA logic and off-the-shelf silicon, providing a balance of cost and flexibility. Currently, we offer: BIG-IP iSeries and our next-generation rSeries systems and our chassis-based VIPRION and next-generation VELOS systems. All of our systems run the same BIG-IP software modules.
•F5 BIG-IQ Centralized Management. BIG-IQ simplifies, enhances management of, and reduces customer operational costs associated with BIG-IP deployments through central management, analytics, and automation for BIG-IP instances.
Enabling modern app delivery at scale
F5 NGINX Software Solutions. Open source F5 NGINX software is deployed in millions of websites and applications across the world. The F5 NGINX technology suite builds on the open-source capabilities to offer enterprises a lightweight, agile ADC and API management software solution for container-built applications, CI/CD workflows, and microservices.
F5 NGINX Plus is our all-in-one, high performance load balancer, web server, content cache, and API gateway for modern applications sold in a subscription consumption model. F5 NGINX Plus software delivers cloud-native, Kubernetes-friendly solutions that drive mission-critical applications and APIs with scalability, visibility, security, and governance. Our offering includes F5 NGINX Management Suite which includes software tools that provide application and API management along with orchestration and analytics and F5 NGINX Ingress Controller and F5 NGINX Service Mesh which provide traffic management for Kubernetes clusters. Finally, F5 NGINX App Protect provides web application protection with self-service access and API-driven integration into automation and orchestration frameworks.
Securing applications and APIs everywhere
F5 security solutions provide application and API security in an era of accelerating application development, hybrid architectures and deployments, and increasing vulnerability to emerging threats and automated attacks. Complexity is fueled by rapid adoption of API services, connecting cloud-native workloads to the heterogeneous operations landscape of the modern enterprise. In addition to the application security capabilities of our BIG-IP and F5 NGINX families, we also offer application security via SaaS and managed service consumption models.
F5 Distributed Cloud Services. A unified, security, networking, and application management service that enables customers to deploy, secure, and operate their applications wherever they may reside, regardless of platform or architecture. Products available as SaaS-based security solutions under F5 Distributed Cloud Services, include the following:

•F5 Distributed Cloud WAAP. In fiscal 2022, F5 launched its first, platform-native product offering, F5 Distributed Cloud WAAP. This offering is available under a SaaS-based consumption model, bringing together the best of F5 application security technologies including:
•Advanced Web Application Firewall (“WAF”) capabilities through F5’s BIG-IP WAF engine, which expands our customers’ ability to apply consistent management and policies across data centers, multi-clouds, and edge computing.
•Enhanced API security, leveraging machine learning-based auto-discovery and anomaly detection, which automates the entire process of finding, securing, and monitoring APIs.
•Next-generation, artificial intelligence (“AI”) enabled bot mitigation which provides customers the ability to defend applications and APIs from automated attacks.
•Protection from sophisticated account takeover attempts.
•F5 Distributed Cloud Bot Defense. Next-generation, AI-enabled, bot mitigation through F5 Distributed Cloud Bot Defense provides customers the ability to defend applications and API’s from automated attacks. The solution leverages AI to analyze massive amounts of traffic and machine learning to ensure sustainable bot prediction models with high efficacy.
•F5 Distributed Cloud Account Protection and Authentication Intelligence. A solution that provides protection over customers and their clients from sophisticated account takeover (“ATO”) attempts while eliminating login friction for legitimate customers through F5 Distributed Cloud Account Protection and F5 Distributed Cloud Authentication Intelligence. Our technologies protect customers against credential stuffing and automated attacks capable of bypassing other leading security controls and practices.
Silverline Managed Services. We provide fully managed application security for enterprise and service provider customers with our proven security technologies coupled with world-class security professionals. Silverline’s Security Operations Center experts set up, manage, and support each customer's application solutions as an extension to the customer’s staff. Offerings under our Silverline Managed Services include industry-leading web application firewall protection, 24/7 protection against distributed denial of service (“DDoS”) threats through our Silverline DDoS Protection solution, and advanced artificial intelligence bot mitigation through our Silverline Shape Defense solution.
Service Provider Solutions
Our product offerings also encompass service provider solutions that address the complex requirements for enabling fast, secure, reliable communications on existing infrastructures such as 4G/LTE, and emerging cloud-native 5G core networks, network functions virtualization, Kubernetes environments, and edge computing. Our solutions are focused on three key areas:
•Creating BIG-IP Service Proxy for Kubernetes (“SPK”) to provide full support and security for 5G network functions and telco workloads to benefit fully from the cloud.
•Introducing true cloud-native functions for the Gi-LAN/N6 to fully streamline and secure cloud operations without compromising on capabilities, performance, or scale.
•Solving cloud operations challenges and lifecycle management in hybrid and multi-cloud environments, including more comprehensive networking and security technology through F5 Distributed Cloud Services.
In addition to the solutions described above, we also offer solutions for fixed and mobile service provider customers to enable fast, secure, reliable communications in their networks. These solutions include intelligent traffic management services to classify, optimize, and enrich network traffic to enable mobile providers to offer their customers a better user experience. Our edge firewall and CGNAT (“Carrier Grade NAT”) services are used to secure the Gi/N6 interface, secure signaling threats and IoT applications, and detect and mitigate DDoS attacks. Our solutions are also used by our customers to secure complex signaling for mobility protocols like Diameter, SIP, and GTP, as well as IoT protocols.
Competition
As F5 expands its reach and role into a broader set of multi-cloud solutions, the companies that we consider competitors evolve as well. We compete against companies that offer server load balancing, traffic management, and other functions normally associated with application delivery, application security, and policy management.
The principal competitive factors in the markets in which we compete include form factor, consumption model, ecosystem integrations, features and performance, customer support, brand recognition, scope of distribution and sales channels, and pricing. We believe we generally compete favorably with our competitors on the basis of these factors as a result of the features and performance of our the products and services in our portfolio, and the broad functionality and value offered to our customers.

Within application delivery, we compete against Citrix Systems, VMware and a number of other competitors that have a smaller market presence or limited feature set, such as Amazon Web Services, Envoy, Google Cloud Platform, HAProxy, and Microsoft Azure.
We see emerging demand to support modern, container-based applications with new capabilities including managing APIs, optimizing Kubernetes traffic management, load balancing cloud-native and hybrid cloud applications and providing service mesh. For these use cases, we compete against emerging players like Apigee (Google Cloud) and Kong.
In application security, we compete with companies that provide web application firewalls, bot detection and mitigation, carrier-grade firewall, carrier-grade NAT, SSL orchestration, access policy management, DDoS protection, and fraud defense. Competitors include Akamai, Citrix Systems, Cloudflare, Imperva, Juniper Networks, Radware, and Symantec/Blue Coat. Our Silverline managed services and F5 Distributed Cloud Services offerings provide additional fraud, abuse, and analytics solutions. Indirect competitors in this space include Akamai, Cloudflare, Fastly, Imperva, and PerimeterX.
F5 Distributed Cloud Services use cases include multi-cloud networking, as well as security offered as SaaS, competing with the likes of Akamai, Cloudflare, Fastly, and Imperva.
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
We provide these services directly to customers and also utilize a multi-tiered support model, leveraging the capabilities of our channel partners. Our technical support staff is strategically located in regional service centers to support our global customer base.
Product Development
We believe our future success depends on our ability to maintain technology leadership by continuing to innovate and to improve our products and by developing new products to meet the changing needs of our customers and partners. Our engineering organization uses standard processes for the development, documentation, and quality control of services, software, and systems that are designed to meet these goals. These processes include working with our business development and marketing teams, customers, and partners to identify technology innovation opportunities to better meet the evolving needs of our addressable markets.
Over 90 percent of our engineers are engaged in software, SaaS, and managed services development in several major locations including Seattle, Washington; Hyderabad, India; Tel Aviv, Israel; San Jose and San Francisco, California; and Cork, Ireland.
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
We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. F5 holds 469 patents in the United States and has 66 international patents (with applications pending for various aspects of our technology). Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results, and financial condition.
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
During the fiscal years ended September 30, 2022, 2021 and 2020, we had research and product development expenses of $543.4 million, $512.6 million, and $441.3 million, respectively.
Sales and Marketing
Our customers include a wide variety of enterprises and service providers among Fortune 1000 and Business Week Global 1000 companies, including those in technology, telecommunications, financial services, transportation, education, manufacturing, healthcare, and government. In fiscal year 2022, sales outside of the Americas represented 41.7% of our net revenues. Refer to Note 15 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our revenues by geographic area.
Sales
We sell our products and services to large and medium enterprise customers, including federal government entities, financial services customers and service providers through a variety of routes to market and channels. Our sales teams sell our products and services directly to customers by working closely with our channel partners including distributors, value-added resellers (“VARs”), managed service providers (“MSPs”), and systems integrators.
F5 sales teams. Our inside sales team generates and qualifies leads from marketing and helps manage accounts by serving as a liaison between the field and internal corporate resources. Our outside sales team works directly with partners and customers across the globe. Our field sales personnel are located in major cities in three sales regions: the Americas (primarily the United States); EMEA; and APAC. Field sales personnel work closely with our channel partners to sell our products and services to their customers. We reward partners that identify new business and provide sales expertise for our portfolio of products and solutions through various incentive programs. Systems engineers, with deep technical domain expertise, support our regional sales account managers and channel partners providing pre-sale technical solution engineering and support, as needed.
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
For fiscal year 2022, sales to two of our worldwide distributors, Ingram Micro, Inc. and Synnex Corporation represented 20.0% and 13.4% of our total revenues, respectively. Our agreements with distributors are standard, non-exclusive distribution agreements that renew automatically on an annual basis and generally can be terminated by either party with 90 days written notice prior to the start of any renewal term. The agreements grant certain distributors the right to distribute our products to resellers, with no minimum purchase requirements.
Systems integrators. We also market our products through strategic relationships with systems integrators, including Dell Services, DXC, HP Enterprise Services, and IBM Global Services, who include our products as core components of application deployments or network-based solutions they deploy for their customers. In most cases, systems integrators do not directly purchase our products for resale to their customers. Instead, they typically recommend and/or manage our products as a part of broader solutions supporting enterprise applications and internet facing systems that incorporate our technology for security, high availability, and enhanced performance.
Resellers and technology partners. Historically, our ability to compete with much larger companies has been strengthened through partnerships with large systems and software vendors. Currently, we partner with many technology partners and public cloud providers who resell our products. We have ongoing partnerships with the major cloud providers such as Amazon Web Services (AWS), Microsoft Azure, and Google Cloud Platform and have expanded our reseller routes to market to include their public cloud marketplaces. F5 has recently signed a Strategic Collaboration Agreement (“SCA”) with AWS and are actively engaged with Microsoft Azure on private offers levering our software on Azure. Our business development team manages these relationships and closely monitors adjacent and complementary markets for opportunities to partner with those whose solutions are complementary to ours and could enable us to expand our addressable market.
Marketing
As we continue to expand our offerings and advance our range of consumption models (e.g., from on-premises to SaaS-based), we are focused on driving the compelling and unique value proposition of F5 among our existing customers as well as new buying centers. In addition to revitalizing our brand in the market, our expansion into new buying centers among existing customers (DevOps for example), exploration of new routes to market (such as public cloud marketplaces), and acquisition of a host of net new customers, compel us to increase our focus and investments in more digitally enabled, personalized and frictionless experiences at scale.
We are maintaining our efforts to drive momentum of our brand and reputation to deliver clarity, guidance and inspiration among our existing customers, future customers, partners, and employees around our evolving strategy behind F5’s unique offering. Additionally, to best support our growth as we transform our role in driving value for our customers, we are transforming marketing from a cost center to a revenue center to serve as a meaningful and predictable source of opportunities, customer growth and revenues. The critical success factors in this shift are increased investments in digital technologies, deep focus on the customer experience at every touchpoint, and shifting our culture to adopt an agile mindset as we use data to constantly improve our contributions to our customers and ultimately our shareholders.
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
We provide a rolling forecast that allows Flex to stock component parts and other materials, plan capacity, and build finished goods inventory in anticipation of end-user demand. Flex procures components in volumes consistent with our forecast, assembles the products, and tests them according to our specifications. Generally, we do not own the system components. Hardware components for our products consist primarily of commodity parts and certain custom components. Many of our components are purchased from sources which we believe are readily available from other suppliers. However, we currently purchase several hardware components used in the assembly of our products from a number of single or limited sources. Lead times for these components vary significantly and are increasing in light of global shortages of critical components. Global supply chain constraints continue to decrease our visibility into component availability and lead times even for commodity components. Per the terms and conditions with our agreement with Flex , if the components are unused or the products are not sold within specified periods of time, we may incur carrying charges or obsolete material charges for components that our contract manufacturers purchased to build products to meet our forecast or customer orders.
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
Backlog
Backlog is primarily systems-based and represents orders confirmed with a purchase order for products to be fulfilled and invoiced to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers, or product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be canceled by the customer prior to fulfillment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues. At the end of fiscal year 2022, we had product backlog of approximately $231 million.
Human Capital Management
F5’s commitment to its employees is to be one global and diverse team that is both human-first and high-performance and to attract and grow amazing talent. This commitment is delivered through our culture and engagement, our investment in employees’ growth and development, our focus on diversity and inclusion, and in our compensation, benefits, and wellbeing offerings.
Employees
As of September 30, 2022, we had 7,089 employees – over 99% of whom were full time employees. Our employees are in 46 countries with 50% of employees in the United States. None of our employees in the United States are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are in good standing, as evidenced by our bi-annual employee engagement survey results and described in the section below entitled Culture and Engagement.
Culture and Engagement
We have been able to sustain our strong company culture in a hybrid work model thanks to increased focus on continuously embedding BeF5 behaviors and LeadF5 principles into our systems, processes, decisions, and conversations. We are constantly reinforcing, rewarding, and recognizing desired behaviors to send the message that they are key to executing on our strategy.
We measure the success of and identify areas of improvement for our company culture through global surveys of employee experience and sentiment at least twice each year. As of June 2022, employees reported high satisfaction with F5’s culture on several key questions:
•95% of employees favorably rate “F5 has demonstrated that employee well-being and health is a priority during the coronavirus outbreak."
•91% of employees favorably rate “I am proud to work for F5."
•91% of employees favorably rate “At F5, employees are treated equally and fairly regardless of their background.”
•90% of employees favorably rate “F5 has a great culture."
•84% of employees favorably rate “I feel a sense of belonging at F5.”
Additionally, F5 is a recognized Great Place to Work 2022 in both India and the United States and was awarded the Bestie 2022 award by Benevity.
Growth and Development
We provide employees with opportunities to improve their technical and professional knowledge, better understand our business and products, strengthen management and leadership, as well as maintain our high standards of business integrity through ongoing compliance training. These development opportunities include live events on quarterly “Learning Days” dedicated to learning and exploring new ideas; learning paths created to support specific areas of knowledge, including deepening their knowledge of BeF5 and LeadF5; leadership coaching, which matches participants with an expert external coach; a global mentoring program; and a sponsorship program which provides several hundred employees a year with customized professional and personal development. Employees also have access to multiple third-party resources to enhance the learning opportunities developed internally. In a competitive market for talent, investing in growth and development at F5 remains a key differentiator for our employee recruitment and retention.
Diversity and Inclusion
F5 believes our differences—when embraced with humility and respect—drive smarter decisions, increased innovation, stronger performance, and a culture where everyone can be themselves and reach their full potential.

At F5, we are committed to creating a more diverse and inclusive workplace. Our strategic framework is called “IDEA”: Inclusion, Diversity, Equity and Allyship. Each concept in IDEA requires focus and engagement at all levels of the organization and to be embedded into our ways of working. (For more information, please see the “Open House Report” at F5.com/company/diversity-inclusion).
To increase inclusion at F5, we foster communities through our Employee Inclusion Groups (“EIGs”) – F5 Ability, F5 Appreciates Blackness, F5 Connects Women, F5 Latinx e Hispanos Unidos, F5 Military Veterans, F5 Multicultural and F5 Pride – bringing people together across F5 and around the world. All seven EIGs are led by employees, with a dedicated annual budget and executive sponsor. F5’s EIG leaders partner with the Company’s Diversity & Inclusion team to cultivate personal and professional growth amongst their members. Our EIG leaders’ efforts to build a thriving community of diverse individuals at F5 are recognized through quarterly bonuses.
Our diversity as a company is advanced by the steady increase in our transparency on the actions and the accompanying progress we have made to build a culture of belonging and representation. F5 will release the results of the Company’s first diversity representation and employee inclusion score metrics to the short-term cash incentive program for the Company’s executives in the Proxy Statement for fiscal year 2022.
To increase equity in opportunities across F5, we hosted our biennial development conference focused on leadership development and targeting our Black and Latinx communities within F5. This year’s conference tripled the number of attendees and had a satisfaction rating of 4.6 out of 5. Replays of several of the conference’s speakers are available for public viewing on F5’s YouTube channel.
Allyship is critical to the sustainability of our diversity and inclusion program at F5. We hosted an allyship track at our conference and launched micro-trainings across our workforce and around the world. Each month, content is made available to the allyship community to deepen their understanding of experiences different from their own and gain new skills to help speak up and be an active participant in creating a more diverse and inclusive F5.
Compensation, Benefits and Wellbeing
F5 offers a competitive Total Rewards package intended to attract, retain, and motivate our employees guided by our human-first approach. Our package includes market-competitive pay, incentive plans, restricted stock unit grants (“RSUs”), an Employee Stock Purchase Plan, retirement plans, healthcare, paid time off and family leave. We continue to evaluate and enhance our programs to support the diverse needs of our employees’ overall health and wellbeing. We continue our Freedom to Flex program allowing employee choice to work fully remote, hybrid, or full time in an F5 office. The flexibility in hiring remote workers is another element that supports our ability to attract diverse talent. This and related programs resulted in our COVID-19 global pandemic response being among the highest rated categories on our global employee survey.
One key program we have maintained and expanded to support our employees’ wellbeing are four wellness weekends when once a quarter all employees have a set Friday through Monday off. This program allows F5 employees to collectively take time off to relax, recharge, and focus on wellness without worry of coming back to an over-loaded inbox. In addition, in fiscal year 2022, we expanded in the United States our healthcare travel reimbursement to assist our employees’ access to certain covered medical procedures that may be unavailable in their state of residence, increased our fertility and adoption assistance benefits, and added Juneteenth as a company holiday in the United States.
The mental wellbeing of our employees remains a very important area of focus. F5 has made and continues to make significant investments in tools and programs to address employee mental health. Such investments include a paid subscription to a meditation app for all global employees, mental health awareness training provided to managers (also attended by our Executive Leadership Team), and the removal of out-of-network penalties for therapy visits on our United States medical plans - which also opened up greater access to diverse therapists.
Environmental, Social & Governance
At F5, we care deeply not just about what we do, but how we do it. We consider this our “human-first” approach to the way we conduct our business, and it is reflected in our expanded commitment to Environmental, Social and Governance (“ESG”) – extending from the environmental sustainability of our products and operations to the well-being of our employees and our communities.
Environmental. Since F5 formed the ESG team in fiscal year 2021, the focus has been on bringing the environmental program at the Company up to the standards we are proud to have set over the last 28 years in social and governance. In fiscal year 2022, F5 took its first step towards a climate target; committing to reduce our absolute scope 1 and 2 emissions 50% by

2030 from a 2021 baseline year. We will complete our Scope 3 emissions inventory across our value chain, to issue our complete science-based target with the Science Based Target Initiative by the close of fiscal year 2023.
To start taking immediate action on our target, F5 made its first-ever purchase of renewable energy certificates in fiscal year 2022. We focused on buying renewable energy in the Western region of the United States first, given that our highest volume of emissions worldwide is currently concentrated around our headquarters in Seattle, WA and offices in Spokane, WA and San Jose, CA.
Social. In addition to the employee programs and benefits outlined in the Human Capital Management section above, we continue to prioritize F5 Global Good, the community development initiative that amplifies our employee engagement and diversity and inclusion programs. In fiscal year 2022, more than half of all worldwide employees participated in Global Good programs, volunteering over 7,200 hours and directing the entirety of F5’s donations, through both the Company matching program and grant selection committees. F5 and its employees donated over $4.6 million to over 3,000 non-profits worldwide in fiscal year 2022.
Governance. Our guiding principle to do the right thing for each other, our customers, our shareholders, and our communities is set forth in F5’s Code of Business Conduct and Ethics, compliance training programs and most importantly, in the behaviors and principles we measure all employees on: BeF5 and LeadF5.
In fiscal year 2022, F5 bolstered the governance of the working and environmental conditions in our supply chain by joining the Responsible Business Alliance.
The oversight of our ESG programs is conducted by the Nominating and ESG Committee of the Board of Directors, where ESG strategy, disclosures and metrics are reviewed each quarter. In addition, in fiscal year 2022, the Talent and Compensation Committee of the Board introduced additional ESG metrics to the short-term cash incentive program for the Company’s executives in the form of measurements related to year-over-year increases in diversity representation and measurement of employee inclusion.

Executive Officers of the Registrant
The following table sets forth certain information with respect to our executive officers as of November 15, 2022:

Name	Age	Position
François Locoh-Donou	51	President, Chief Executive Officer and Director
Tom Fountain	46	Executive Vice President of Global Services and Chief Strategy Officer
Geng Lin	58	Executive Vice President and Chief Technology Officer
Frank Pelzer	52	Executive Vice President and Chief Financial Officer
Scot Rogers	55	Executive Vice President and General Counsel
Haiyan Song	57	Executive Vice President and General Manager, Security and Distributed Cloud
Kara Sprague	42	Executive Vice President and General Manager, App Delivery and Enterprise Product Ops
Chad Whalen	51	Executive Vice President of Worldwide Sales
Ana White	49	Executive Vice President and Chief People Officer
Mika Yamamoto	50	Executive Vice President and Chief Marketing and Customer Experience Officer
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
Ana White has served as our Executive Vice President and Chief People Officer since January 2018. She is responsible for the F5’s people, practices, and professional growth programs; recruiting; diversity and inclusion; organizational development; and employee advocacy initiatives. Ms. White comes to F5 from Microsoft, where she led global Human Resources teams for over 18 years across multiple business units. Most recently, she acted as General Manager, Human Resources for Microsoft’s Business Development, Finance, HR and Legal organizations with responsibility for their teams’ HR strategy, talent management, diversity and inclusion, and organizational capability as well as HR Business Insights across Microsoft. Prior to that, Ms. White led HR for the Marketing and Consumer Business organization. Prior to Microsoft, she was a Compensation and Benefits Consultant at Willis Towers Watson. She holds a B.S. in Mathematics from Seattle University and serves on the taskforce for both the Seattle University Center for Science and Innovation and the board of Childhaven.
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

Cloud-based and SaaS computing trends present competitive and execution risks
Customers are transitioning to a hybrid computing environment utilizing various cloud-based software and services accessed via various smart client devices. Pricing and delivery models are evolving and our competitors are developing and deploying cloud-based services for customers. In addition, new cloud infrastructures are enabling the emergence of new competitors including large cloud providers who offer their own application security and delivery functionality as well as smaller companies targeting the growing numbers of "born in the cloud" applications. We are devoting significant resources to develop and deploy our own competing cloud-based and SaaS software and services strategies. While we believe our expertise and investments in software and infrastructure for cloud-based services provides us with a strong foundation to compete, it is uncertain whether our strategies will attract the customers or generate the revenue required to be successful. In addition to software development costs, we are incurring costs to build and maintain infrastructure to support cloud-computing and SaaS services, and the securitization of our customers’ data. These costs may reduce the gross and operating margins we have previously achieved. Whether we are successful in this new business model depends on our execution in a number of areas, including:
•continuing to innovate and bring to market compelling cloud-based and SaaS services through consumption models that generate increasing traffic and market share;
•maintaining the utility, compatibility and performance of our software on the growing array of cloud and SaaS computing platforms and the enhanced interoperability requirements associated with orchestration of cloud computing environments; and
•implementing the infrastructure and the securitization of our customers' data to deliver our own cloud-based and SaaS services.
These new business models may reduce our revenues or gross and operating margins and could have a material adverse effect on our business, results of operations and financial condition.
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

Our success depends on our timely development of new software and systems products and features, market acceptance of new software and systems product offerings and proper management of the timing of the life cycle of our software and systems products
The markets for our products and services are characterized by:
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
Our continued success depends on our ability to identify and develop new software and systems products and new features for our existing software and systems products, to meet the demands of these changes, and the acceptance of those products and features by our existing and target customers. In addition, our software and systems products must interoperate with our end customers’ IT infrastructure, including the expanding use of the cloud and hybrid cloud environments, which often have different specifications, deploy products from multiple vendors, and utilize multiple protocol standards. Our customers’ IT infrastructure is becoming more complex and we may be reliant on orchestration and interoperability with third party vendors on whom we are reliant for testing and support of new software and systems product versions and configurations. If we are unable to identify, develop and deploy new software and systems products and new product features on a timely basis, our business and results of operations may be harmed.
The current development cycle for our software and systems products varies and has become increasingly complex due to the sophistication and the addressing of our customers' needs. The development timetable to commercial release and availability to our customers is uncertain, and the introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new products. This could harm our operating results by decreasing sales of our software and systems products, or increasing our inventory levels of older systems products and exposing us to greater risk of product obsolescence. We have also experienced, and may in the future experience, delays in developing and releasing new software and systems products and related product enhancements. This has led to, and may in the future lead to, delayed sales, increased expenses and lower quarterly revenue than anticipated. Also, in the development of our systems products, we have experienced delays in the prototyping, which in turn has led to delays in product introductions. In addition, complexity and difficulties in managing product transitions at the end-of-life stage of a product can create excess inventory of components associated with the outgoing product that can lead to increased expenses. Any or all of the above problems could materially harm our business and results of operations.
Our success depends on sales and continued innovation of our application delivery and security product lines
We expect to derive a significant portion of our net revenues from the sale of our software and hardware application delivery and security product lines in the future. Implementation of our strategy depends upon these products being able to solve critical network availability, performance and security problems for our customers. If our products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in product feature sets needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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
We are dependent on various information technology systems, and failures of or interruptions to those systems could harm our business
Many of our business processes depend upon our IT systems, the systems and processes of third parties, including cloud hosting service providers, and on interfaces with the systems of third parties. For example, our order entry system provides information to the systems of our contract manufacturers, which enables them to build and ship our products. If those systems fail or are interrupted, or if our ability to connect to or interact with one or more networks is interrupted, our processes may function at a diminished level or not at all. This could harm our ability to ship products or our ability to deliver cloud-based services, which could harm our financial results.
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
We recently implemented a restructuring program, which we cannot guarantee will achieve its intended result
In the first fiscal quarter of 2022, we completed a restructuring program to match strategic and financial objectives and optimize resources for long term growth. We incur substantial costs to implement restructuring plans, and our restructuring activities may subject us to litigation risks and expenses. Our past restructuring plans do not provide any assurance that additional restructuring plans will not be required or implemented in the future. In addition, our restructuring plans may have other consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale and productivity or our ability to attract highly skilled employees. Our competitors may also use our restructuring plans to seek to gain a competitive advantage over us. As a result, our restructuring plans may affect our revenue and other operating results in the future.
The average selling price of our products may decrease and our costs may increase, which may negatively impact revenues and profits
It is possible that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, increased sales discounts, including responses to inflationary pressures, new product introductions by us or our competitors, or other factors. Therefore, in order to maintain our profits, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our product costs. Our failure to do so could cause our revenue and profits to decline, which would harm our business and results of operations. In addition, we may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices.
Our business may be harmed if our contract manufacturers are not able to provide us with adequate supplies of our products or if a single source of hardware assembly is lost or impaired
We outsource the manufacturing of our hardware platforms to third party contract manufacturers who assemble these hardware platforms to our specifications. We have experienced minor delays in shipments from contract manufacturers in the past. However, if we experience major delays in the future or other problems, such as inferior quality and insufficient quantity of product, any one or a combination of these factors may harm our business and results of operations. The inability of our contract manufacturers to provide us with adequate supplies of our products or the loss of one or more of our contract manufacturers may cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and may harm our business and results of operations. In particular, we currently subcontract manufacturing of our products to a single contract manufacturer. If our arrangement with this single source of hardware assembly was terminated or otherwise impaired, and we were not able to engage another contract manufacturer in a timely manner, our business, financial condition and results of operation could be adversely affected.
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
We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business
We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. These channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our indirect sales channel structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two worldwide distributors of our products accounted for 33.4% of our total net revenue for fiscal year 2022. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.

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
Global economic and geopolitical conditions may harm our industry, business and results of operations.
We operate globally and as a result, our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation, interest rates, tax rates, economic uncertainty, political instability, warfare, changes in laws, trade barriers, and economic and trade sanctions. The U.S. capital markets experienced and continue to experience extreme volatility and disruption following the global outbreak of COVID-19 in 2020 and the Russian invasion of Ukraine in 2022. Furthermore, inflation rates in the U.S. have recently increased to levels not seen in decades. Such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. These unfavorable economic conditions could increase our operating costs, which could negatively impact our profitability. Geopolitical destabilization and warfare have impacted and could continue to impact global currency exchange rates, commodity prices, trade and movement of resources, which may adversely affect the buying power of our customers, our access to and cost of resources from our suppliers, and ability to operate or grow our business.
Additionally, we have offices and employees located in regions that historically have and may experience periods of political instability, warfare, changes in laws, trade barriers, and economic and trade sanctions. Adverse conditions in these countries directly affect our operations. As a result, our operations and employees could be disrupted and may not be able to function at full capacity, which could adversely affect our business, results of operations, financial condition, and cash flows. Further, while our ability to do business has not been materially affected, the Russian invasion of Ukraine and the global restrictive measures that have been taken, and could be taken in the future, have created significant global economic uncertainty that could prolong and escalate tensions and expand the geopolitical conflict, which could have a lasting impact on regional and global economies, any of which could harm our business and operating results.
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
New regulations related to conflict minerals may force us to incur additional expenses and could limit the supply and increase the costs of certain metals and minerals used in the manufacturing of our products
In August 2012, the SEC adopted new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (or the Dodd-Frank Act) for companies that use certain minerals and derivative metals (referred to as conflict minerals, regardless of their country of origin) in their products, whether or not these products are manufactured by third parties. The Dodd-Frank Act requires companies to perform due diligence and disclose whether or not such minerals originate from the Democratic Republic of Congo or adjoining countries. We filed a report on Form SD with the SEC regarding such matters on May 31, 2022. These requirements could adversely affect the sourcing, availability and pricing of minerals or metals used in the manufacture of our products and the numerous components that go into our products all of which could adversely affect our business, financial condition, and operating results. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any relevant minerals and metals used in our products. We have a complex supply chain and many components are sourced through our contract manufacturer and we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement. As a result, we may face reputational challenges with our customers and other stakeholders and possible regulatory risk.
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
Our business is subject to the risks of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by man-made problems such as terrorism
A significant natural disaster, such as an earthquake, a fire, a flood, or a significant power outage could have a material adverse impact on our business, operating results, and financial condition. We have an administrative and product development office and a third party contract manufacturer located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters could affect our supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, cyber-attacks, acts of terrorism, or other geopolitical unrest could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or end-customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and operating results would be adversely affected.
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
•changes in the mix of our products and services, including increases in SaaS and other subscription-based offerings;
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
Item 3.Legal Proceedings
See Note 12 - Commitments and Contingencies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.
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

	Fiscal Year 2022		Fiscal Year 2021
	High	Low	High	Low
First Quarter	$249.00	$193.50	$178.09	$121.77
Second Quarter	$245.59	$188.50	$215.91	$173.41
Third Quarter	$215.28	$147.47	$216.15	$174.34
Fourth Quarter	$174.38	$141.91	$215.56	$181.98
The last reported sales price of our common stock on the Nasdaq Global Select Market on November 7, 2022 was $137.22.
As of November 7, 2022, there were 41 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
Dividend Policy
Our policy has been to retain cash for use in our business, for investment in acquisitions and to repurchase shares of our common stock. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.
Unregistered Securities Sold in 2022
We did not sell any unregistered shares of our common stock during the fiscal year 2022.
Issuer Purchases of Equity Securities
On July 25, 2022, we announced that our Board of Directors authorized an additional $1.0 billion for our common stock share repurchase program. This authorization is incremental to the existing $5.4 billion program, initially approved in October 2010 and expanded in subsequent fiscal years. Acquisitions for the share repurchase programs will be made from time to time in private transactions, accelerated share repurchase programs, or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time.
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
During fiscal year 2022, we repurchased and retired 2,611,462 shares of common stock at an average price of $191.47 per share and as of September 30, 2022, we had $1.3 billion remaining authorized to purchase shares.

Performance Measurement Comparison of Shareholder Return
The following graph compares the annual percentage change in the cumulative total return on shares of our common stock, the Nasdaq Composite Index and the S&P 500 Index for the period commencing September 30, 2017, and ending September 30, 2022.
Comparison of Cumulative Total Return
On Investment Since September 30, 2017*

300.00
250.00
200.00
150.00
100.00
50.00
0.00
2017
2018
2019
2020
2021
2022
F5, Inc.
NASDAQ Composite - Total Returns
S&P 500 Index - Total Return

The Company’s closing stock price on September 30, 2022, the last trading day of the Company’s 2022 fiscal year, was $144.73 per share.

*     Assumes that $100 was invested September 30, 2017 in shares of common stock and in each index, and that all dividends were reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

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
Overview
F5 is a leading provider of multi-cloud application security and delivery solutions which enable our customers to develop, deploy, operate, secure, and govern applications in any architecture, from on-premises to the public cloud. Our enterprise-grade application services are available as cloud-based, software-as-a-service, and software-only solutions optimized for multi-cloud environments, with modules that can run independently, or as part of an integrated solution on our high-performance appliances. We market and sell our products primarily through multiple indirect sales channels in the Americas; Europe, the Middle East, and Africa ("EMEA"); and the Asia Pacific region ("APAC"). Enterprise customers (Fortune 1000 or Business Week Global 1000 companies) in the technology, telecommunications, financial services, transportation, education, manufacturing, and health care industries, along with government customers, continue to make up the largest percentage of our customer base.
Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:
•Revenues. The majority of our product revenues are derived from sales of our application security and delivery solutions including our BIG-IP software and systems, F5 NGINX software, and our Silverline offerings. Our BIG-IP software solutions are sold both on a perpetual license and a subscription basis. We sell F5 NGINX on a subscription basis. Our Silverline solution is a managed services offering, also sold on a subscription basis. During our fiscal year 2022, we launched F5 Distributed Cloud Services. F5 Distributed Cloud Services provides security, multi-cloud networking, and edge-based computing solutions, encompassing software solutions from what were previously branded as our Shape, Volterra, and Silverline product offerings. F5 Distributed Cloud Services are offered on a subscription basis, under a unified software-as-a-service ("SaaS") platform. We also derive revenues from the sales of global services including annual maintenance contracts, training and consulting services.
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
•Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, software-as-a-service infrastructure costs, amortization of developed technology and personnel and overhead expenses. In addition, factors such as sales price, product and services mix, inventory obsolescence, returns, component price increases, warranty costs, global supply chain constraints, and the remaining uncertainty surrounding the COVID-19 pandemic could significantly impact our gross margins from quarter to quarter.
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
•Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The decrease in cash and investments for fiscal year 2022 was primarily due to $500.0 million of cash used for the repurchase of shares and $68.0 million in cash paid for the acquisition of Threat Stack in the first quarter of fiscal 2022. The decrease in cash and investments for fiscal year 2022 was partially offset by cash provided by operating activities of $442.6 million. Going forward, we believe the primary driver of cash flows will be net income from operations. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. Additionally, on January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of September 30, 2022, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
•Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in fiscal 2022 due to the growth of our subscriptions business. Our days sales outstanding for the fourth quarter of fiscal year 2022 was 60. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
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
The following is a description of the principal activities from which we generate revenue:
Product
Revenue from the sale of our hardware and perpetual software products is generally recognized at a point in time when the product has been fulfilled and the customer is obligated to pay for the product. We also offer several products by subscription, either through term-based license agreements or as SaaS offerings. Revenue for term-based license agreements is recognized at a point in time when we deliver the software license to the customer and the subscription term has commenced. For our SaaS offerings, revenue is recognized ratably as the services are provided. Hardware, including the software run on those devices is considered systems revenue. Perpetual or subscription software offerings that are deployed on a standalone basis, along with our SaaS offerings, are considered software revenue. When rights of return are present and we cannot estimate returns, revenue is recognized when such rights of return lapse. Payment terms to customers are generally net 30 days to net 60 days.

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
COVID-19 Update
Management has prioritized a human-first approach to the COVID-19 pandemic. For F5, this means ensuring the health and safety of employees, their families and our communities. Further, this approach extends to our customers as we look for ways that we can support their operations.
We continue to monitor the ongoing uncertainty related to the global pandemic on our business and financial outlook. Global supply chain constraints in the wake of the COVID-19 pandemic have reduced our visibility into component availability and lead times and costs have increased for components necessary for our hardware-based solutions. We are continuing to undertake efforts to mitigate supply chain constraints, but pandemic-related impacts to component availability have lengthened systems shipment lead times and delayed our ability to fulfill some hardware orders. In addition, we are conducting business with modifications to employee travel, employee work locations, and virtualization of certain sales and marketing events, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, or on our financial results.
Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended September 30,
	2022	2021	2020
	(in thousands, except percentages)
Net revenues
Products	$1,317,117	$1,247,084	$1,025,856
Services	1,378,728	1,356,332	1,324,966
Total	$2,695,845	$2,603,416	$2,350,822
Percentage of net revenues
Products	48.9%	47.9%	43.6%
Services	51.1	52.1	56.4
Total	100.0%	100.0%	100.0%
Net Revenues. Total net revenues increased 3.6% in fiscal year 2022 from fiscal year 2021, compared to an increase of 10.7% in fiscal year 2021 from the prior year. Overall revenue growth for the year ended September 30, 2022 was due to increases in both product and service revenue. The product revenue increase was driven by software revenue increases, specifically from our subscription-based offerings, which include software sold via our flexible consumption program or multi-year subscriptions, and our SaaS product offerings. This was partially offset by a decrease in systems revenue associated with a shortage of components required to meet systems demand. Service revenues increased as a result of our increased installed base of products. International revenues represented 44.8%, 47.5% and 48.1% of net revenues in fiscal years 2022, 2021 and 2020, respectively.
Net Product Revenues. Net product revenues increased 5.6% in fiscal year 2022 from fiscal year 2021, compared to an increase of 21.6% in fiscal year 2021 from the prior year. The increase of $70.0 million in net product sales for fiscal year 2022 was due to continued growth in software revenue, partially offset by a decrease in systems revenue associated with a shortage of components to meet systems demand. The increase of $221.2 million in net product sales for fiscal year 2021 was primarily due to an increase in both software and systems revenue compared to the prior year.
The following presents net product revenues by systems and software (in thousands):

	Years Ended September 30,
	2022	2021	2020
Net product revenues
Systems revenue	$651,902	$748,192	$668,313
Software revenue	665,215	498,892	357,543
Total net product revenue	$1,317,117	$1,247,084	$1,025,856
Percentage of net product revenues
Systems revenue	49.5%	60.0%	65.1%
Software revenue	50.5	40.0	34.9
Total net product revenue	100.0%	100.0%	100.0%
Net Service Revenues. Net service revenues increased 1.7% in fiscal year 2022 from fiscal year 2021, compared to an increase of 2.4% in fiscal year 2021 from the prior year. The increases in service revenue were the result of increased purchases or renewals of maintenance contracts driven by additions to our installed base of products.
The following distributors of our products accounted for more than 10% of total net revenue:

	Years Ended September 30,
	2022	2021	2020
Ingram Micro, Inc.	20.0%	19.2%	16.7%
Synnex Corporation	13.4%	11.1%	—

The following distributors of our products accounted for more than 10% of total receivables:

	September 30,
	2022	2021
Ingram Micro, Inc.	12.9%	12.6%
Synnex Corporation	12.6%	11.9%
Carahsoft Technology	16.2%	11.5%
No other distributors accounted for more than 10% of total net revenue or receivables.

	Years Ended September 30,
	2022	2021	2020
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$319,713	$286,293	$215,275
Services	219,914	206,853	192,612
Total	539,627	493,146	407,887
Gross profit	$2,156,218	$2,110,270	$1,942,935
Percentage of net revenues and gross margin (as a percentage of related net revenue)
Products	24.3%	23.0%	21.0%
Services	16.0	15.3	14.5
Total	20.0	18.9	17.4
Gross margin	80.0%	81.1%	82.6%
Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, software-as-a-service infrastructure costs and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased to $319.7 million in fiscal year 2022, up 11.7% from the prior year, primarily due to software product revenue growth. In addition, we experienced an increase in component prices, expedite fees and other sourcing-related costs in fiscal 2022. Cost of net product revenues increased to $286.3 million in fiscal year 2021, up 33.0% from the prior year, primarily due to software product revenue growth.
Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. Cost of net service revenues as a percentage of net service revenues increased to 16.0% in fiscal year 2022 compared to 15.3% in fiscal year 2021 and 14.5% in fiscal year 2020. Professional services headcount at the end of fiscal 2022 increased to 1,091 from 1,014 at the end of fiscal 2021. Professional services headcount at the end of fiscal year 2021 increased to 1,014 from 965 at the end of fiscal 2020. In addition, cost of net service revenues included stock-based compensation expense of $21.9 million, $22.1 million and $20.8 million for fiscal years 2022, 2021 and 2020, respectively.

	Years Ended September 30,
	2022	2021	2020
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$926,591	$929,983	$843,178
Research and development	543,368	512,627	441,324
General and administrative	274,558	273,635	258,366
Restructuring charges	7,909	—	7,800
Total	$1,752,426	$1,716,245	$1,550,668
Operating expenses (as a percentage of net revenue)
Sales and marketing	34.4%	35.7%	35.9%
Research and development	20.1	19.7	18.8
General and administrative	10.2	10.5	11.0
Restructuring charges	0.3	—	0.3
Total	65.0%	65.9%	66.0%
Sales and Marketing. Sales and marketing expenses consist of the salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expense remained relatively flat in fiscal year 2022 from the prior year, as compared to a year-over-year increase of 10.3% in fiscal year 2021. Sales and marketing expense for fiscal year 2022 included a decrease of $14.0 million in commissions, partially offset by an increase in employee travel and customer outreach of $12.9 million, compared to the prior year. Sales and marketing headcount at the end of fiscal year 2022 increased to 2,500 from 2,479 at the end of fiscal year 2021. In fiscal year 2021, the increase in sales and marketing expense was primarily due to increases in commissions and personnel costs of $57.3 million, compared to the prior year. The increases in commissions and personnel costs were driven by growth in sales and marketing employee headcount during fiscal year 2021, including employees from the acquisition of Volterra, as well as higher commissions related to software sales. Sales and marketing headcount at the end of fiscal year 2021 increased to 2,479 from 2,395 at the end of fiscal year 2020. Sales and marketing expenses for fiscal year 2021 also included impairment charges of $11.5 million related to the exit of certain facilities. Sales and marketing expense included stock-based compensation expense of $104.3 million, $104.6 million and $88.4 million for fiscal years 2022, 2021 and 2020, respectively.
Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expense increased 6.0% in fiscal year 2022 from the prior year, as compared to a year-over-year increase of 16.2% in fiscal year 2021. The increase in research and development expense for fiscal year 2022 was primarily due to increased personnel costs of $29.6 million, compared to the prior year. The increase in personnel costs were driven by growth in research and development employee headcount during fiscal year 2022, including employees from the acquisition of Threat Stack. Research and development headcount at the end of fiscal year 2022 increased to 2,170 from 1,884 at the end of fiscal year 2021. In fiscal year 2021, the increase in research and development expense was primarily due to increased personnel costs of $48.8 million, compared to the prior year. The increase in personnel costs were driven by growth in research and development employee headcount during fiscal year 2021, including employees from the acquisition of Volterra. Research and development headcount at the end of fiscal year 2021 increased to 1,884 from 1,797 at the end of fiscal year 2020. Research and development expenses for fiscal year 2021 also included impairment charges of $13.0 million related to the exit of certain facilities. Research and development expense included stock-based compensation expense of $71.8 million, $67.2 million and $50.3 million for fiscal years 2022, 2021 and 2020, respectively.
General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expense remained relatively flat in fiscal year 2022 from the prior year, as compared to a year-over-year increase of 5.9% in fiscal year 2021. General and administrative expense for fiscal year 2022 included an increase of $15.4 million in personnel costs, partially offset by a decrease in fees paid to outside consultants for legal, accounting and tax services of $7.0 million and a decrease in facilities costs of $7.7 million, compared to the prior year. The increase in personnel costs were driven by growth in general and administrative employee headcount during fiscal year 2022. General and administrative headcount at the end of fiscal year 2022 increased to 984 from 829 at the end of fiscal year 2021. In fiscal year 2021, the increase in general and administrative expense was primarily due to increased personnel costs of $11.7 million, compared to the prior year. The increase in personnel costs were driven by growth in general and administrative employee headcount during fiscal year 2021, including employees from the acquisition of

Volterra. General and administrative headcount at the end of fiscal year 2021 increased to 829 from 704 at the end of fiscal year 2020. General and administrative expenses for fiscal year 2021 also included impairment charges of $9.9 million related to the exit of certain facilities. General and administrative expense included stock-based compensation expense of $43.9 million, $42.4 million and $37.8 million for fiscal years 2022, 2021 and 2020, respectively.
Restructuring charges. In the first fiscal quarters of 2022 and 2020, we completed restructuring programs to align strategic and financial objectives and optimize resources for long-term growth. As a result of these initiatives, we recorded restructuring charges of $7.9 million and $7.8 million related to a reduction in workforce that is reflected in our results for the years ended September 30, 2022 and 2020, respectively. There were no restructuring expenses recorded for the year ended September 30, 2021.

	Years Ended September 30,
	2022	2021	2020
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$403,792	$394,025	$392,267
Other (expense) income, net	(18,399)	(7,088)	4,130
Income before income taxes	385,393	386,937	396,397
Provision for income taxes	63,233	55,696	88,956
Net income	$322,160	$331,241	$307,441
Other income and income taxes (as percentage of net revenue)
Income from operations	15.0%	15.1%	16.7%
Other (expense) income, net	(0.7)	(0.3)	0.2
Income before income taxes	14.3	14.8	16.9
Provision for income taxes	2.3	2.1	3.8
Net income	12.0%	12.7%	13.1%
Other (Expense) Income, Net. Other (expense) income, net, consists primarily of interest income and expense and foreign currency transaction gains and losses. Other (expense) income, net decreased $11.3 million in fiscal year 2022, as compared to fiscal year 2021 and decreased $11.2 million in fiscal year 2021, as compared to fiscal year 2020. The decrease in other (expense) income, net for fiscal year 2022 was primarily due to an increase in foreign currency loss of $7.8 million, and an increase in interest expense of $2.7 million, compared to the prior year. The decrease in other (expense) income, net for fiscal year 2021 as compared to fiscal year 2020 was primarily due to a decrease of $9.8 million in interest income from our investments compared to the prior year, and an increase in foreign currency losses of $2.3 million, compared to the prior year.
Provision for Income Taxes. We recorded a 16.4% provision for income taxes for fiscal year 2022, compared to 14.4% in fiscal year 2021 and 22.4% in fiscal year 2020. The increase in the effective tax rate from fiscal year 2021 to 2022 is primarily due to a discrete impact recorded in fiscal year 2021 from filing the Company’s fiscal year 2020 U.S. federal income tax return. The decrease in the effective tax rate from fiscal year 2020 to 2021 is primarily due to a discrete impact from filing the Company's fiscal year 2020 U.S. federal income tax return and the tax impact from stock based compensation.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. The net increase in the valuation allowance of $5.7 million for fiscal year 2022 and $7.8 million for fiscal year 2021 was primarily related to tax net operating losses and credits incurred in certain foreign jurisdictions and state tax carryforwards. Our net deferred tax assets as of September 30, 2022, 2021 and 2020 were $180.6 million, $125.8 million, and $44.6 million respectively.
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

Liquidity and Capital Resources
We have funded our operations with our cash balances and cash generated from operations.

	Years Ended September 30,
	2022	2021	2020
	(in thousands)
Liquidity and Capital Resources
Cash and cash equivalents and investments	$894,110	$1,043,385	$1,312,828
Cash provided by operating activities	442,631	645,196	660,898
Cash provided by (used in) investing activities	218,116	(445,335)	(747,002)
Cash (used in) provided by financing activities	(476,508)	(468,280)	337,243
Cash and cash equivalents, short-term investments and long-term investments totaled $894.1 million as of September 30, 2022, compared to $1,043.4 million as of September 30, 2021, representing a decrease of $149.3 million. The decrease was primarily due to $500.0 million of cash required for the repurchase of outstanding common stock and $68.0 million in cash paid for the acquisition of Threat Stack in the first quarter of fiscal 2022. The decrease was also driven by $33.6 million of capital expenditures related to the expansion of our facilities to support our operations worldwide as well as investments in information technology infrastructure and equipment purchases to support our core business activities. The decrease was partially offset by cash provided by operating activities of $442.6 million. As of September 30, 2022, 62.8% of our cash and cash equivalents and investment balances were outside of the U.S. The cash and cash equivalents and investment balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. In fiscal year 2021, the decrease to cash and cash equivalents, short-term investments and long-term investments from the prior year was primarily due to $500.0 million of cash required for the repurchase of outstanding common stock under our Accelerated Share Repurchase agreements and $411.3 million in cash paid for the acquisition of businesses, primarily Volterra in the second quarter of fiscal 2021. The decrease was also driven by $30.7 million of capital expenditures related to the expansion of our facilities to support our operations worldwide as well as investments in information technology infrastructure and equipment purchases to support our core business activities. The decrease was partially offset by cash provided by operating activities of $645.2 million. As of September 30, 2021, 54.9% of our cash and cash equivalents and investment balances were outside of the U.S.
Cash provided by operating activities during fiscal year 2022 was $442.6 million compared to $645.2 million in fiscal year 2021 and $660.9 million in fiscal year 2020. Cash provided by operating activities resulted primarily from cash generated from net income, after adjusting for non-cash charges such as stock-based compensation, depreciation and amortization charges and changes in operating assets and liabilities. Cash provided by operating activities for fiscal year 2022 decreased from the prior year primarily due to strong multi-year subscription sales in fiscal year 2022, which are generally sold on three-year terms. Multi-year subscriptions are billed on an annual basis with the remainder recognized on the balance sheet as unbilled assets. In addition, during fiscal year 2022, we had significant prepayments with our contract manufacturer associated with components for future hardware-based solution builds.
Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors.” However, we anticipate our current cash, cash equivalents and investment balances, anticipated cash flows generated from operations, and available borrowing capacity on the Revolver Credit Facility will be sufficient to meet our liquidity needs.
Cash provided by investing activities during fiscal year 2022 was $218.1 million compared to cash used in investing activities of $445.3 million in fiscal year 2021 and $747.0 million in fiscal year 2020. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions and capital expenditures. Cash provided by investing activities for fiscal year 2022 was primarily the result of $260.4 million in maturities of investments and $120.6 million in sales of investments, partially offset by $68.0 million cash paid for the acquisition Threat Stack in the first quarter of fiscal 2022 and purchases of investments of $61.3 million. Cash used in investing activities for fiscal year 2021 was primarily the result of $411.3 million in cash paid for the acquisition businesses, primarily Volterra in the second quarter of fiscal 2021, along with capital expenditures related to maintaining our operations worldwide and the purchase of investments, partially offset by the maturity and sale of investments. Cash used in investing activities for fiscal year 2020 was primarily the result of $955.6 million in cash paid for the acquisition of Shape, along with capital expenditures related to maintaining our operations worldwide and the purchase of investments, partially offset by the maturity and sale of investments.
Cash used in financing activities was $476.5 million for fiscal year 2022, compared to cash used in financing activities of $468.3 million for fiscal year 2021 and cash provided by financing activities of $337.2 million for fiscal year 2020. Cash used in financing activities for fiscal year 2022 included $500.0 million to repurchase shares under our Share Repurchase program, as well as $21.0 million in cash used for taxes related to net share settlement of equity awards and $20.0 million in cash used to make principal payments on our term loan. Cash used in financing activities was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $64.5 million. Cash used in financing activities for fiscal year 2021 included $500.0 million to repurchase shares under our Accelerated Share Repurchase agreements, as well as $20.0 million in cash used to make principal payments on our term loan and $14.0 million in cash used for taxes related to net share settlement of equity awards. Cash used in financing activities was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $65.8 million. Cash provided by financing activities for fiscal year 2020 included $400.0 million in cash proceeds from a term loan, as well as cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $52.8 million, partially offset by $100.0 million in cash used to repurchase common stock under our share repurchase program and $10.0 million in cash used to make a principal payment on our term loan.
On January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of September 30, 2022, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
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
Obligations and Commitments
As of September 30, 2022, we had approximately $69.7 million of tax liabilities, including interest and penalties, related to uncertain tax positions (See Note 8 to our Consolidated Financial Statements). Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.
As of September 30, 2022, our principal commitments consisted of borrowings under the Term Loan Facility and obligations outstanding under operating leases.
In connection with the acquisition of Shape, on January 24, 2020, we entered into a Term Credit Agreement ("Term Credit Agreement") with certain institutional lenders that provides for a senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the "Term Loan Facility"). The proceeds from the Term Loan Facility were primarily used to finance the acquisition of Shape and related expenses. As of September 30, 2022, $350.0 million of principal amount under the Term Loan Facility was outstanding. There is a financial covenant that requires us to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on our outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. Refer to Note 6 of our Consolidated Financial Statements for the scheduled principal maturities of the Term Loan Facility as of September 30, 2022.
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

Item 7A.Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio with the exception of U.S. treasury and agency securities and money market funds, which are exempt from size limitation. The policy requires investments in securities that mature in three years or less, with the average maturity being no greater than one and a half years. These securities are subject to interest rate risk and will decrease in value if interest rates increase. A hypothetical increase in interest rates of 100 basis points at September 30, 2022 could result in a market value reduction for our portfolio of approximately $0.5 million.
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
Foreign Currency Risk. The majority of our sales, cost of net revenues, and operating expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. While we conduct transactions in foreign currencies and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, as we continue to expand our operations internationally, transaction gains or losses may become significant in the future.

Item 8.Financial Statements and Supplementary Data
F5, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of F5, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of F5, Inc. and its subsidiaries (the “Company”) as of September 30,2022 and 2021, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended September 30, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 7 to the consolidated financial statements, the Company changed the way the manner in which it accounts for leases as of October 1, 2019.
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
Revenue Recognition - Identification and Evaluation of Contractual Terms in Certain Customer Arrangements
As described in Note 1 to the consolidated financial statements, the Company enters into certain contracts with customers, including flexible consumption programs and multi-year subscriptions, with non-standard terms and conditions. Management exercises significant judgment in assessing contractual terms in these arrangements to identify and evaluate performance obligations. Management allocates consideration to each performance obligation based on relative fair value using standalone selling price and recognizes associated revenue as control is transferred to the customer. The revenue recognized and deferred based on relative fair value represents a portion of Total Net revenues of $2,695.8 million for the year ended September 30, 2022, and Deferred revenue of $1,067.2 million and Deferred revenue, long-term of $624.4 million as of September 30, 2022.
The principal considerations for our determination that performing procedures relating to the identification and evaluation of contractual terms in certain customer arrangements is a critical audit matter are (i) the significant judgment by management in assessing contractual terms in certain customer arrangements and in determining the appropriate revenue recognition and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s judgment relating to assessing the contractual terms in certain customer arrangements to identify and evaluate performance obligations.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls related to assessing contractual terms used in the identification and evaluation of performance obligations. These procedures also included, among others, on a sample basis (i) testing the completeness and accuracy of management’s assessment of the contractual terms by evaluating certain customer arrangements and (ii) testing management’s process for determining the appropriate amount and timing of revenue recognition based on management’s assessment of the contractual terms identified in certain customer arrangements.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
November 15, 2022
We have served as the Company’s auditor since 1996.

F5, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$758,012	$580,977
Short-term investments	126,554	329,630
Accounts receivable, net of allowances of $6,020 and $3,696	469,979	340,536
Inventories	68,365	22,055
Other current assets	489,314	337,902
Total current assets	1,912,224	1,611,100
Property and equipment, net	168,182	191,164
Operating lease right-of-use assets	227,475	244,934
Long-term investments	9,544	132,778
Deferred tax assets	183,365	128,193
Goodwill	2,259,282	2,216,553
Other assets, net	516,122	472,558
Total assets	$5,276,194	$4,997,280
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$113,178	$62,096
Accrued liabilities	309,819	341,487
Deferred revenue	1,067,182	968,669
Current portion of long-term debt	349,772	19,275
Total current liabilities	1,839,951	1,391,527
Deferred tax liabilities	2,781	2,414
Deferred revenue, long-term	624,398	521,173
Operating lease liabilities, long-term	272,376	296,945
Long-term debt	—	349,772
Other long-term liabilities	67,710	75,236
Total long-term liabilities	967,265	1,245,540
Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 59,860 and 60,652 shares issued and outstanding	91,048	192,458
Accumulated other comprehensive loss	(26,176)	(20,073)
Retained earnings	2,404,106	2,187,828
Total shareholders’ equity	2,468,978	2,360,213
Total liabilities and shareholders’ equity	$5,276,194	$4,997,280
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Years Ended September 30,
	2022	2021	2020
Net revenues
Products	$1,317,117	$1,247,084	$1,025,856
Services	1,378,728	1,356,332	1,324,966
Total	2,695,845	2,603,416	2,350,822
Cost of net revenues
Products	319,713	286,293	215,275
Services	219,914	206,853	192,612
Total	539,627	493,146	407,887
Gross profit	2,156,218	2,110,270	1,942,935
Operating expenses
Sales and marketing	926,591	929,983	843,178
Research and development	543,368	512,627	441,324
General and administrative	274,558	273,635	258,366
Restructuring charges	7,909	—	7,800
Total	1,752,426	1,716,245	1,550,668
Income from operations	403,792	394,025	392,267
Other (expense) income, net	(18,399)	(7,088)	4,130
Income before income taxes	385,393	386,937	396,397
Provision for income taxes	63,233	55,696	88,956
Net income	$322,160	$331,241	$307,441
Net income per share — basic	$5.34	$5.46	$5.05
Weighted average shares — basic	60,274	60,707	60,911
Net income per share — diluted	$5.27	$5.34	$5.01
Weighted average shares — diluted	61,097	62,057	61,378
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended September 30,
	2022	2021	2020

Net income	$322,160	$331,241	$307,441
Other comprehensive (loss) income:
Foreign currency translation adjustment	(4,502)	(68)	(572)
Available-for-sale securities:
Unrealized (losses) gains on securities, net of taxes of $(160), $(234), and $76 for the years ended September 30, 2022, 2021, and 2020, respectively	(1,449)	(1,557)	809
Reclassification adjustment for realized (losses) gains included in net income, net of taxes of $48, $(69), and $(65) for the years ended September 30, 2022, 2021, and 2020, respectively	(152)	268	237
Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(1,601)	(1,289)	1,046
Total other comprehensive (loss) income	(6,103)	(1,357)	474
Comprehensive income	$316,057	$329,884	$307,915
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount

Balances, September 30, 2019	60,367	$142,597	$(19,190)	$1,638,090	$1,761,497
Exercise of employee stock options	104	2,596	—	—	2,596
Issuance of stock under employee stock purchase plan	419	50,239	—	—	50,239
Issuance of restricted stock	1,027	—	—	—	—
Repurchase of common stock	(799)	(100,016)	—	—	(100,016)
Taxes paid related to net share settlement of equity awards	(19)	(2,536)	—	—	(2,536)
Stock-based compensation	—	212,573	—	—	212,573
Net income	—	—	—	307,441	307,441
Other comprehensive income	—	—	474	—	474
Balances, September 30, 2020	61,099	$305,453	$(18,716)	$1,945,531	$2,232,268
Exercise of employee stock options	164	4,864	—	—	4,864
Issuance of stock under employee stock purchase plan	542	60,888	—	—	60,888
Issuance of restricted stock	1,430	—	—	—	—
Repurchase of common stock	(2,501)	(411,056)	—	(88,944)	(500,000)
Taxes paid related to net share settlement of equity awards	(82)	(14,032)	—	—	(14,032)
Stock-based compensation	—	246,341	—	—	246,341
Net income	—	—	—	331,241	331,241
Other comprehensive loss	—	—	(1,357)	—	(1,357)
Balances, September 30, 2021	60,652	$192,458	$(20,073)	$2,187,828	$2,360,213
Exercise of employee stock options	143	3,613	—	—	3,613
Issuance of stock under employee stock purchase plan	412	60,927	—	—	60,927
Issuance of restricted stock	1,368	—	—	—	—
Repurchase of common stock	(2,611)	(394,141)	—	(105,882)	(500,023)
Taxes paid related to net share settlement of equity awards	(104)	(21,025)	—	—	(21,025)
Stock-based compensation	—	249,216	—	—	249,216
Net income	—	—	—	322,160	322,160
Other comprehensive loss	—	—	(6,103)	—	(6,103)
Balances, September 30, 2022	59,860	$91,048	$(26,176)	$2,404,106	$2,468,978
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2022	2021	2020
Operating activities
Net income	$322,160	$331,241	$307,441
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	249,216	243,279	201,948
Depreciation and amortization	115,609	115,424	95,857
Non-cash operating lease costs	38,735	38,375	39,139
Deferred income taxes	(40,244)	(76,930)	7,293
Impairment of assets	6,175	40,698	9,673
Other	1,267	737	2,122
Changes in operating assets and liabilities (excluding effects of the acquisition of businesses):
Accounts receivable	(130,605)	(46,289)	46,502
Inventories	(46,310)	5,843	6,503
Other current assets	(144,628)	(84,328)	(49,895)
Other assets	(87,008)	(110,653)	(25,690)
Accounts payable and accrued liabilities	19,163	22,933	34,742
Deferred revenue	191,147	216,431	35,514
Lease liabilities	(52,046)	(51,565)	(50,251)
Net cash provided by operating activities	442,631	645,196	660,898
Investing activities
Purchases of investments	(61,284)	(472,165)	(584,240)
Maturities of investments	260,357	197,279	543,065
Sales of investments	120,578	271,521	309,687
Acquisition of businesses, net of cash acquired	(67,911)	(411,319)	(955,574)
Purchases of property and equipment	(33,624)	(30,651)	(59,940)
Net cash provided by (used in) investing activities	218,116	(445,335)	(747,002)
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	64,540	65,752	52,835
Repurchase of common stock	(500,023)	(500,000)	(100,016)
Proceeds from term debt agreement	—	—	400,000
Payments on term debt agreement	(20,000)	(20,000)	(10,000)
Payments for debt issuance costs	—	—	(3,040)
Taxes paid related to net share settlement of equity awards	(21,025)	(14,032)	(2,536)
Net cash (used in) provided by financing activities	(476,508)	(468,280)	337,243
Net increase (decrease) in cash, cash equivalents and restricted cash	184,239	(268,419)	251,139
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,365)	(74)	(567)
Cash, cash equivalents and restricted cash, beginning of year	584,333	852,826	602,254
Cash, cash equivalents and restricted cash, end of year	$762,207	$584,333	$852,826

	Years Ended September 30,
	2022	2021	2020
Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$110,036	$99,378	$80,236
Cash paid for amounts included in the measurement of operating lease liabilities	58,592	61,504	60,564
Cash paid for interest on long-term debt	7,981	5,280	6,568
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$20,778	$13,051	$402,007
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
Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples of estimates and assumptions include: revenue recognition, identifying and evaluating the performance obligations of contracts with non-standard terms, and the allocation of purchase consideration based on the relative fair value standalone sales price of these performance obligations; business combinations, including the determination of fair value for acquired developed technology assets and the evaluation and selection of significant assumptions such as revenue growth rate and technology migration curve; and the incremental borrowing rate for measuring lease obligations. Actual results may differ materially from management's estimates and assumptions.
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

Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses for any potential uncollectible amounts. The allowance for credit losses is based on the assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for credit losses on a collective basis by considering the age of each outstanding invoice, each customer’s expected ability to pay and collection history, current market conditions, and reasonable and supportable forecasts of future economic conditions to determine whether the allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. For fiscal years ended September 30, 2022 and 2021, the allowance for credit losses was not material.
Unbilled Receivables
Unbilled receivables represent amounts related to the Company's unconditional right to consideration associated with contracts with customers that have not yet been billed. Unbilled receivables are converted to accounts receivable at the point in time when the Company has the contractual right to invoice its customers. As of September 30, 2022, unbilled receivables that are expected to be reclassified to accounts receivable within the next 12 months are included in other current assets, with those expected to be transferred to accounts receivables in more than 12 months included in other assets.
Concentration of Credit Risk
The Company extends credit to customers and is therefore subject to credit risk. The Company performs initial and ongoing credit evaluations of its customers’ financial condition and does not require collateral. An allowance for credit losses is recorded for any potential uncollectible amount. Estimates are used in determining the allowance for credit losses in accordance with the Accounts Receivable policy. See Note 15 - Segment Information, for disaggregated accounts receivable by significant customer.
The Company maintains its cash and investment balances with high credit quality financial institutions.
Fair Value of Financial Instruments
Short-term and long-term investments are recorded at fair value as the underlying securities are classified as available-for-sale with any unrealized gains or losses being recorded to other comprehensive income (or loss). The fair value for securities held is determined using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.
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
Property and Equipment
Property and equipment are stated at net book value. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are amortized over the lesser of the remaining lease term or the estimated useful life of the improvements. The cost of normal maintenance and repairs is charged to expense as incurred and expenditures for major improvements are capitalized at cost. Gains or losses on the disposition of assets are reflected in the consolidated income statements at the time of disposal.
Business Combinations
The Company’s business combinations are accounted for under the acquisition method. Management allocates the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.
On October 1, 2021, the Company completed its acquisition of Threat Stack, Inc. for a total purchase price of $68.9 million, of which $11.4 million of finite-lived developed technology was recorded.

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
For its annual impairment test performed in the second quarter of fiscal 2022, the Company completed a quantitative assessment and determined that there was no impairment of goodwill. The Company also considered potential impairment indicators of goodwill at September 30, 2022 and noted no indicators of impairment.
Intangible Assets
Intangible assets with finite lives consist of acquired developed technology, customer relationships, patents and trademarks, trade names, and non-compete covenants acquired through business combinations or asset acquisitions. Intangible assets acquired through business combinations are recorded at their respective estimated fair values upon acquisition close. Other intangible assets acquired through asset acquisitions are recorded at their respective cost. The Company determines the estimated useful lives for acquired intangible assets based on the expected future cash flows associated with the respective asset. The Company's intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, ranging from two to fifteen years. Amortization expense related to acquired developed technology is charged to cost of product revenues. Amortization expense related to customer relationships, trade names, and non-compete covenants is charged to sales and marketing activities. Amortization expense related to patents and trademarks is charged to general and administrative activities. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.
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
The following is a description of the principal activities from which the Company generates revenue:
Product
Revenue from the sale of the Company's hardware and perpetual software products is generally recognized at a point in time when the product has been fulfilled and the customer is obligated to pay for the product. The Company also offers several products by subscription, either through term-based license agreements or as SaaS offerings. Revenue for term-based license agreements is recognized at a point in time, when the Company delivers the software license to the customer and the subscription term has commenced. For the Company's SaaS offerings, revenue is recognized ratably as the services are provided. Hardware, including the software run on those devices is considered systems revenue. Perpetual or subscription software offerings that are, or have the ability to be deployed on a standalone basis, along with the Company's SaaS offerings are considered software revenue. When rights of return are present and the Company cannot estimate returns, revenue is recognized when such rights of return lapse. Payment terms to customers are generally net 30 days to net 60 days.
Global Services
Revenues for post-contract customer support ("PCS") are recognized on a straight-line basis over the service contract term. PCS includes a limited period of telephone support, updates, repair or replacement of any failed product or component that fails during the term of the agreement, bug fixes and rights to upgrades, when and if available. Consulting services are customarily billed at fixed hourly rates, plus out-of-pocket expenses, and revenues are recognized as the consulting is completed. Similarly, training revenue is recognized as the training is completed.
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
Advertising
Advertising costs are expensed as incurred. The Company incurred $15.4 million, $10.0 million and $7.8 million in advertising costs during the fiscal years 2022, 2021 and 2020, respectively.
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
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period of exchange and are recorded in other income, net. The net effect of foreign currency gains and losses was not material during the fiscal years ended September 30, 2022, 2021 and 2020.
Segments
Management has determined that the Company is organized as, and operates in, one reportable operating segment: the development, marketing and sale of application security and delivery solutions which enable its customers to develop, deploy, operate, secure, and govern applications in any architecture, from on-premises to the public cloud.
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
In fiscal 2018, the Company's Talent and Compensation Committee adopted a new set of metrics for the performance stock awards, including (1) 50% of the annual performance stock grant is based on achieving certain annual revenue; (2) 25% of the annual performance stock grant is based on achieving an increase in annual software revenue compared to the prior year; and (3) 25% of the annual performance stock grant is based on relative total shareholder return (TSR) benchmarked to the S&P 500 index. In each case, no vesting or payment with respect to a performance goal shall occur unless a minimum threshold is met for the applicable goal. Vesting and payment with respect to the performance goal is linear above the threshold of the applicable goal and is capped at achievement of 200% above target.
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
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the years ended September 30, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Balance, beginning of year	$77,836	$70,396	$59,446
Additional capitalized contract acquisition costs	37,897	41,719	43,557
Amortization of capitalized contract acquisition costs	(38,513)	(34,279)	(32,607)
Balance, end of year	$77,220	$77,836	$70,396
Amortization of capitalized contract acquisition costs was $38.5 million, $34.3 million, and $32.6 million for the years ended September 30, 2022, 2021, and 2020, respectively, and is recorded in Sales and Marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.
Contract Balances
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to the Company's contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations, or for contracts with customers that contain the Company's unconditional rights to consideration, for which the customer has not been billed. These liabilities are classified as current and non-current deferred revenue.
The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the years ended September 30, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Balance, beginning of year	$1,489,842	$1,272,632	$1,198,116
Amounts added but not recognized as revenues	1,167,143	1,122,081	850,022
Deferred revenue acquired through acquisition of businesses	10,591	779	39,000
Revenues recognized related to the opening balance of deferred revenue	(975,996)	(905,650)	(814,506)
Balance, end of year	$1,691,580	$1,489,842	$1,272,632
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. The composition of unsatisfied performance obligations consists mainly of deferred service revenue, and to a lesser extent, deferred product revenue, for which the Company has an obligation to perform, and has not yet recognized as revenue in the consolidated financial statements. As of September 30, 2022, the total non-cancelable remaining performance obligations under the Company's contracts with customers was $1.7 billion and the Company expects to recognize revenues on approximately 63.1% of these remaining performance obligations over the next 12 months, 23.0% in year two, and the remaining balance thereafter.
See Note 15 - Segment Information, for disaggregated revenue by significant customer and geographic region, as well as disaggregated product revenue by systems and software.
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
The allocated purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values is presented in the following table (in thousands):

		Estimated
		Useful Life
Assets acquired
Deferred tax assets	$14,036
Other net tangible assets acquired, at fair value	5,481
Cash, cash equivalents, and restricted cash	911
Identifiable intangible assets:
Developed technology	11,400	5 years
Customer relationships	4,400	5 years
Goodwill	43,287
Total assets acquired	$79,515
Liabilities assumed
Deferred revenue	$(10,591)
Total liabilities assumed	$(10,591)
Net assets acquired	$68,924
The initial allocation of the purchase price was based on preliminary valuations and assumptions and is subject to change within the measurement period. In fiscal 2022, the Company recorded immaterial adjustments to consideration exchanged for the purchase of Threat Stack. The Company expects to finalize the allocation of the purchase price as soon as practicable and no later than one year from the acquisition date.
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
The allocated purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values is presented in the following table (in thousands):

		Estimated
		Useful Life
Assets acquired
Cash, cash equivalents, and restricted cash	$14,012
Other tangible assets acquired, at fair value	7,499
Identifiable intangible assets:
Developed technology	59,500	7 years
Customer relationships	500	1 year
Goodwill	350,863
Total assets acquired	432,374
Liabilities assumed	(5,233)
Net assets acquired	$427,141
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
The measurement period for the Shape acquisition lapsed in the second quarter of fiscal 2021. The Company recorded immaterial adjustments to consideration exchanged for the purchase of Shape within the post-close measurement period.
The developed technology intangible asset is being amortized on a straight-line basis over its estimated useful life of seven years and included in cost of net product revenues. The trade names and customer relationships intangible assets are being amortized on a straight-line basis over their estimated useful lives of five years and four years, respectively, and included in sales and marketing expenses. The weighted average life of the amortizable intangible assets recognized from the Shape acquisition was 6.5 years as of January 24, 2020, the date the transaction closed. The estimated useful lives for the acquired intangible assets were based on the expected future cash flows associated with the respective asset.
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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2022 and September 30, 2021, were as follows (in thousands):

			Gross Unrealized			Classification on Balance Sheet
As of September 30, 2022	Fair Value Level	Cost or Amortized Cost	Gains	Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Changes in fair value recorded in other comprehensive income
Money Market Funds	Level 1	$276,294	$—	$—	$276,294	$276,294	$—	$—
Corporate bonds and notes	Level 2	50,828	—	(950)	49,878	912	44,356	4,610
Municipal bonds and notes	Level 2	5,018	—	(102)	4,916	—	3,812	1,104
U.S. government securities	Level 2	84,734	—	(660)	84,074	10,120	73,954	—
U.S. government agency securities	Level 2	5,825	—	(75)	5,750	606	4,432	712
Total debt investments		$422,699	$—	$(1,787)	$420,912	$287,932	$126,554	$6,426
Changes in fair value recorded in other net income (expense)
Equity investments	*				$3,118	$—	$—	$3,118
Total equity investments					3,118	—	—	3,118
Total investments					$424,030	$287,932	$126,554	$9,544
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
Interest income from investments was not material for the years ended September 30, 2022, 2021, and 2020. Interest income is included in other income (expense), net on the Company's consolidated income statements. Unrealized losses on investments held for a period greater than 12 months at September 30, 2022 and September 30, 2021 were not material.
The Company invests in debt securities that are rated investment grade. The Company reviews the individual debt securities in its portfolio to determine whether a credit loss exists by comparing the extent to which the fair value is less than the amortized cost and considering any changes to ratings of a debt security by a ratings agency. The Company determined that as of September 30, 2022, there were no credit losses on any investments within its portfolio.

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
As a result of a planned change in the use of the asset, the Company recorded an impairment of $6.2 million against the Shape trade name intangible asset, which was reflected in the Sales and Marketing line item on the Company's consolidated income statement for the year ended September 30, 2022. The Company did not recognize any impairment charges related to its intangible assets for the years ended September 30, 2021 and 2020.
There were no long-lived asset impairment charges for the year ended September 30, 2022. During the year ended September 30, 2021, the Company recorded an impairment of $23.5 million against the operating lease right-of-use asset related to the permanent exit of six floors in its corporate headquarters and $10.3 million for tenant improvements and other fixed assets associated with the exited floors. The Company also recorded an impairment of $6.7 million against the operating lease right-of-use asset related to the integration of the former Shape headquarters in Santa Clara, California and $0.2 million for other fixed assets associated with the impaired Shape headquarters. During the year ended September 30, 2020, the Company recorded impairment of a right-of-use asset of $9.7 million related to the former Seattle headquarters location, due to the low likelihood of future sublease receipts, as the Company will no longer seek to sublease the space. The Company calculated the fair value of the right-of-use assets, tenant improvements and other fixed assets based on estimated future discounted cash flows and classified the fair value as a Level 3 measurement due to the significance of unobservable inputs, which included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term and the discount rate. The impairment charges for the years ended September 30, 2021 and 2020 were allocated to various expense line items on the Company’s consolidated income statements based on the teams that previously worked out of the exited space.
Impairment charges were allocated to the following income statement line items for the years ended September 30, 2022, 2021, and 2020 (in thousands):

	Years Ended September 30,
	2022	2021	2020
Cost of net product revenue	$—	$2,865	$241
Cost of net service revenue	—	3,492	1,034
Sales and marketing	6,175	11,515	2,876
Research and development	—	12,974	2,906
General and administrative	—	9,852	2,616
Total impairment charges	$6,175	$40,698	$9,673
During the years ended September 30, 2022, 2021, and 2020, the Company did not recognize any impairment charges related to goodwill.
5. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s consolidated statements of cash flows for the periods presented (in thousands):

	September 30,
	2022	2021
Cash and cash equivalents	$758,012	$580,977
Restricted cash included in other assets, net	4,195	3,356
Total cash, cash equivalents and restricted cash	$762,207	$584,333

Inventories
Inventories consist of the following (in thousands):

	September 30,
	2022	2021
Finished goods	$10,164	$13,081
Raw materials	58,201	8,974
	$68,365	$22,055
Other Current Assets
Other current assets consist of the following (in thousands):

	September 30,
	2022	2021
Unbilled receivables	$319,707	$215,396
Prepaid expenses	57,340	59,636
Capitalized contract acquisition costs	34,658	34,265
Other[1]	77,609	28,605
	$489,314	$337,902
(1)     As of September 30, 2022, includes a deposit of $57.0 million used to support the working capital needs of the Company’s primary contract manufacturer's procurement of components used in the manufacturing of system hardware.
Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30,
	2022	2021
Computer equipment	$168,204	$166,846
Software	86,036	94,169
Office furniture and equipment	41,619	45,204
Leasehold improvements	173,689	174,504
	469,548	480,723
Accumulated depreciation and amortization	(301,366)	(289,559)
	$168,182	$191,164
Depreciation and amortization expense totaled approximately $56.0 million, $61.3 million, and $59.5 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.
There were no long-lived asset impairment charges for the year ended September 30, 2022. During the year ended September 30, 2021, the Company recorded an impairment of $10.3 million for leasehold improvements and other fixed assets associated with the permanent exit of six floors in its corporate headquarters. The Company also recorded an impairment of $0.2 million for fixed assets associated with the integration of the former Shape headquarters in Santa Clara, California. The impairment charges for the year ended September 30, 2021 were allocated to various expense line items on the Company’s consolidated income statements based on the teams that previously worked out of the exited space.

Goodwill
Changes in the carrying amount of goodwill during fiscal years 2022 and 2021 are summarized as follows (in thousands):

Balance, September 30, 2020	$1,858,966
Acquisition of Volterra, Inc.	351,417
Other	6,170
Balance, September 30, 2021	2,216,553
Acquisition of Threat Stack, Inc.	43,956
Other	(1,227)
Balance, September 30, 2022	$2,259,282
Other Assets
Other assets consist of the following (in thousands):

	September 30,
	2022	2021
Intangible assets	$200,288	$237,178
Unbilled receivables	224,780	158,885
Capitalized contract acquisition costs	42,561	43,571
Other	48,493	32,924
	$516,122	$472,558
Intangible assets are included in other assets on the consolidated balance sheets and consist of the following (in thousands):

	September 30, 2022			September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$319,436	$(151,332)	$168,104	$305,673	$(111,279)	$194,394
Customer relationships	46,142	(25,630)	20,512	41,742	(17,865)	23,877
Patents and trademarks	23,504	(19,255)	4,249	20,260	(17,180)	3,080
Trade names	24,973	(17,550)	7,423	24,973	(9,146)	15,827
Non-compete covenants	2,260	(2,260)	—	2,260	(2,260)	—
	$416,315	$(216,027)	$200,288	$394,908	$(157,730)	$237,178
Amortization expense related to intangible assets was approximately $36.4 million, $48.7 million, and $34.6 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.
For intangible assets held as of September 30, 2022, amortization expense for the five succeeding fiscal years is as follows (in thousands):

2023	$51,303
2024	46,030
2025	41,559
2026	36,805
2027	15,526
$191,223

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30,
	2022	2021
Payroll and benefits	$165,437	$179,147
Operating lease liabilities, current	42,523	49,286
Income and other tax accruals	41,217	44,075
Other	60,642	68,979
	$309,819	$341,487
Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	September 30,
	2022	2021
Income taxes payable	$59,553	$66,081
Other	8,157	9,155
	$67,710	$75,236
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
Borrowings under the Term Loan Facility bear interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Term Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. Interest on the outstanding principal of borrowings is currently due quarterly in arrears. As of September 30, 2022, the margin for LIBOR-based loans was 1.125% and the margin for alternate base rate loans was 0.125%.
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
 Among certain affirmative and negative covenants provided in the Term Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. This covenant may result in a higher interest rate on its outstanding principal borrowings on the Term Loan Facility in future periods, depending on the Company's performance. As of September 30, 2022, the Company was in compliance with all covenants.

As of September 30, 2022, $350.0 million of principal amount under the Term Loan Facility was outstanding, excluding unamortized debt issuance costs of $0.2 million. The outstanding principal amount was included in current liabilities on the Company's consolidated balance sheet as of September 30, 2022. The weighted average interest rate on the principal amount under the Term Loan Facility outstanding balance was 2.190%, 1.361%, and 2.365% for the fiscal years ended September 30, 2022, 2021, and 2020, respectively. The following table presents the scheduled principal maturities as of September 30, 2022 (in thousands):

Fiscal Years Ending September 30:
2023	$350,000
Total	$350,000
Revolving Credit Agreement
On January 31, 2020, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). The Company has the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. The Revolving Credit Agreement also requires payment of a commitment fee calculated at a rate per annum of 0.125% to 0.300% depending on the Company's leverage ratio on the undrawn portion of the Revolving Credit Facility. Commitment fees incurred during fiscal year 2022 were not material.
The Revolving Credit Facility matures on January 31, 2025, at which time any remaining outstanding principal of borrowings under the Revolving Credit Facility is due. The Company has the option to request up to two extensions of the maturity date in each case for an additional period of one year. Among certain affirmative and negative covenants provided in the Revolving Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. As of September 30, 2022, the Company was in compliance with all covenants. As of September 30, 2022, there were no outstanding borrowings under the Revolving Credit Facility, and the Company had available borrowing capacity of $350.0 million.
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
The components of the Company's operating lease expenses for the years ended September 30, 2022, 2021, and 2020 were as follows (in thousands):

	Fiscal year ended September 30,
	2022	2021	2020
Operating lease expense	$47,302	$47,993	$49,925
Short-term lease expense	2,465	2,953	3,563
Variable lease expense	23,209	25,200	21,980
Total lease expense	$72,976	$76,146	$75,468
Variable lease expense primarily consists of common area maintenance and parking expenses.

Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

	September 30,
	2022	2021
Operating lease right-of-use assets, net	$227,475	$244,934

Operating lease liabilities, current[1]	42,523	49,286
Operating lease liabilities, long-term	272,376	296,945
Total operating lease liabilities	$314,899	$346,231

Weighted average remaining lease term (in years)	9.2	9.7
Weighted average discount rate	2.66%	2.60%
(1)Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheets.
As of September 30, 2022, the future operating leases payments for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2023	$50,427
2024	46,288
2025	38,793
2026	29,241
2027	28,592
Thereafter	166,585
Total lease payments	359,926
Less: imputed interest	(45,027)
Total lease liabilities	$314,899
Operating lease liabilities above do not include sublease income. As of September 30, 2022, the Company expects to receive sublease income of approximately $21.6 million, which consists of $7.5 million to be received in fiscal year 2023 and $14.1 million to be received over the three fiscal years thereafter.
There were no impairments against right-of-use assets for the year ended September 30, 2022. During the year ended September 30, 2021, the Company recorded an impairment of $23.5 million against the operating lease right-of-use asset related to the exit of six floors in its corporate headquarters. The Company also recorded an impairment of $6.7 million against the right-of-use asset related to the integration of the former Shape headquarters in Santa Clara, California. During the year ended September 30, 2020, the Company recorded an impairment for $9.7 million against the right-of-use asset related to the former Seattle headquarters location, due to the low likelihood of future sublease receipts, as the Company will no longer seek to sublease the space.
As of September 30, 2022, the Company had no significant operating leases that were executed but not yet commenced.
8. Income Taxes
The United States and international components of income before income taxes are as follows (in thousands):

	Years Ended September 30,
	2022	2021	2020
United States	$217,323	$189,398	$216,409
International	168,070	197,539	179,988
	$385,393	$386,937	$396,397

The provision for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2022	2021	2020
Current
U.S. federal	$35,259	$53,107	$26,978
State	14,592	16,686	4,230
Foreign	54,079	62,832	50,368
Total	103,930	132,625	81,576
Deferred
U.S. federal	(28,721)	(61,739)	10,875
State	(11,332)	(15,294)	(1,121)
Foreign	(644)	104	(2,374)
Total	(40,697)	(76,929)	7,380
	$63,233	$55,696	$88,956
The effective tax rate differs from the U.S. federal statutory rate as follows (in thousands):

	Years Ended September 30,
	2022	2021	2020
Income tax provision at statutory rate	$80,933	$81,257	$83,243
State taxes, net of federal benefit	6,012	5,118	4,258
Tax impact of foreign operations	(21,435)	(26,881)	(7,693)
Research and development and other credits	(18,917)	(18,055)	(11,843)
Stock-based and other compensation	15,070	12,740	18,002
Other	1,570	1,517	2,989
	$63,233	$55,696	$88,956
The Company does not maintain an indefinite reinvestment assertion on unremitted foreign earnings and has recorded a deferred tax liability for any estimated foreign, federal, or state tax liabilities associated with a future repatriation of foreign earnings.
The Company benefits from tax incentive arrangements in certain foreign jurisdictions, one of which expired in fiscal year 2021 and the rest of which expire in fiscal years 2026 to 2034. The tax incentive agreements are conditional upon meeting certain operational, employment, and investment requirements. These arrangements decreased foreign taxes by $8.5 million, $6.0 million and $8.2 million, and increased diluted earnings per common share by $0.14, $0.10 and $0.13 for the years ended September 30, 2022, 2021 and 2020, respectively.

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	Years Ended September 30,
	2022	2021
Deferred tax assets
Net operating loss carry-forwards	$42,849	$41,252
Capitalized research and development costs	158,206	95,259
Accrued compensation and benefits	14,068	13,207
Stock-based compensation	10,389	12,829
Deferred revenue	32,244	30,115
Lease liabilities	21,572	23,747
Other accruals and reserves	18,797	18,450
Tax credit carryforwards	28,858	34,187
Depreciation	505	580
	327,488	269,626
Valuation allowance	(46,136)	(40,404)
	281,352	229,222
Deferred tax liabilities
Purchased intangibles	(57,350)	(57,219)
Depreciation	(22,278)	(26,516)
Deferred costs	(12,987)	(13,057)
Other accruals and reserves	(8,153)	(6,651)
	(100,768)	(103,443)

Net deferred tax assets	$180,584	$125,779
At September 30, 2022, the Company had foreign net operating loss carryforwards of approximately $63.4 million that can be carried forward indefinitely, and $0.3 million that will expire in fiscal years 2028 to 2039. The Company had $85.3 million of federal net operating loss carryforwards, of which $52.0 million can be carried forward indefinitely and $33.3 million that will expire in fiscal years 2033 to 2038. The annual utilization of the federal net operating loss carryforwards is limited under Internal Revenue Code Section 382. The Company also had $448.4 million of state net operating loss carryforwards, of which $253.1 million can be carried forward indefinitely and $195.3 million will expire in fiscal years 2029 to 2042. In addition, there are $3.1 million of foreign credit carryforwards that will expire in fiscal years 2023 to 2038, $7.8 million of federal credit carryforwards that will expire in fiscal years 2033 to 2041, $29.5 million of state tax credit carryforwards that can be carried forward indefinitely, and $3.9 million of state tax credit carryforwards that will expire in fiscal years 2031 to 2037. Management believes that it is more likely than not that the benefit from certain foreign net operating loss and credit carryforwards and state tax net operating loss and credit carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance on the deferred tax assets relating to these carryforwards. The net change in the total valuation allowance was an increase of $5.7 million and $7.8 million for years ended September 30, 2022 and 2021, respectively.
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

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal years 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Balance, beginning of period	$70,814	$51,767	$42,287
Gross increases related to prior period tax positions	4,816	14,867	8,664
Gross decreases related to prior period tax positions	(10,538)	—	(1,051)
Gross increases related to current period tax positions	10,203	12,595	9,272
Decreases relating to settlements with tax authorities	—	(321)	(3,578)
Reductions due to lapses of statute of limitations	(8,455)	(8,094)	(3,827)
Balance, end of period	$66,840	$70,814	$51,767
The total amount of gross unrecognized tax benefits was $66.8 million, $70.8 million, and $51.8 million as of September 30, 2022, 2021, and 2020, respectively, of which, $43.2 million, $39.2 million, and $34.3 million, if recognized, would affect the effective tax rate. There is a reasonable possibility that the Company’s unrecognized tax benefits will change within twelve months due to audit settlements or the expiration of statute of limitations, but the Company does not expect the change to be material to the consolidated financial statements.
The Company recognizes interest and, if applicable, penalties (not included in the “unrecognized tax benefits” table above) for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense. In the years ended September 30, 2022, 2021 and 2020, the Company recorded approximately a $1.5 million decrease, $1.4 million increase and $1.0 million decrease, respectively, of interest and penalty expense related to uncertain tax positions. As of September 30, 2022 and 2021, the Company had a cumulative balance of accrued interest and penalties on unrecognized tax positions of $2.9 million and $4.4 million, respectively.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2018. Major jurisdictions where there are wholly owned subsidiaries of F5, Inc. which require income tax filings include the United Kingdom, Singapore, Israel, and India. The earliest periods open for review by local taxing authorities are fiscal years 2020 for the United Kingdom, 2017 for Singapore, 2013 for Israel, and 2019 for India. The Company is currently under audit by various states for fiscal years 2016 through 2021, and by various foreign jurisdictions including Germany for fiscal years 2016 to 2019, India for fiscal years 2019 to 2020, Israel for fiscal years 2013 to 2017, and Saudi Arabia for fiscal years 2015 to 2020. Within the next four fiscal quarters, the statute of limitations will otherwise begin to close on the fiscal year 2019 federal income tax return, fiscal years 2018 and 2019 state income tax returns, and fiscal years 2015 to 2021 foreign income tax returns.
9. Shareholders' Equity
Common Stock Repurchase
On July 25, 2022, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This authorization is incremental to the existing $5.4 billion program, initially approved in October 2010 and expanded in subsequent fiscal years. Acquisitions for the share repurchase programs will be made from time to time in private transactions, accelerated share repurchase programs, or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time.
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
The following table summarizes the Company's repurchases and retirements of its common stock under its Stock Repurchase Program, including the ASR (in thousands, except per share data):

	Years Ended September 30,
	2022	2021	2020
Shares repurchased	2,611	2,501	799
Average price per share	$191.47	$199.90	$125.10
Amount repurchased	$500,023	$500,000	$100,016
As of September 30, 2022, the Company had $1,272 million remaining authorized to purchase shares under its share repurchase program.
10. Stock-based Compensation
The Company recognized $249.2 million, $243.3 million and $201.9 million of stock-based compensation expense for the fiscal years ended September 30, 2022, 2021 and 2020, respectively. The income tax benefit recognized on stock-based compensation within income tax expense was $47.3 million, $44.1 million and $37.6 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively. As of September 30, 2022, there was $196.5 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over approximately two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees. On October 31, 2022, the Company’s Board of Directors and Talent and Compensation Committee approved 1,321,304 RSUs to employees and executive officers pursuant to the Company’s annual equity awards program.
Company has adopted a number of stock-based compensation plans as discussed below.
2011 Employee Stock Purchase Plan. In April 2012, the Board of Directors amended and restated the Company’s 1999 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan. A total of 10,000,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than 10,000 shares during an offering period. In addition, no employee may purchase more than $25,000 worth of stock, determined by the fair market value of the shares at the time such option is granted, in one calendar year. The Employee Stock Purchase Plan has been implemented in a series of offering periods, each 6 months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. As of September 30, 2022 there were 945,136 shares available for awards under the Employee Stock Purchase Plan.
In determining the fair value of the right to purchase under the Employee Stock Purchase Plan, the Company uses the Black-Scholes option pricing model that employs the following key assumptions:

Employee Stock Purchase Plan Years Ended September 30,
	2022	2021	2020
Risk-free interest rate	0.05% - 0.62%	0.07% - 0.13%	1.10% - 1.97%
Expected dividend	—	—	—
Expected term	0.5 years	0.5 years	0.5 years
Expected volatility	26.34% - 31.57%	29.67% - 37.22%	26.32% - 41.94%
Acquisition Related Incentive Plans. In May 2019, the Company adopted the Nginx Acquisition Equity Incentive Plan, or the Nginx Acquisition Plan. The Nginx Acquisition Plan provided for discretionary grants of stock options and stock units for employees, directors and consultants of Nginx, Inc. to whom the Company offered employment in connection with the Company’s acquisition of Nginx. A total of 183,061 shares of common stock were reserved for issuance under the Nginx Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Nginx Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2022, the Company issued no stock options or restricted stock units under the Nginx Acquisition Plan. As of September 30, 2022, there were no options outstanding and 20,923 stock units outstanding. The Company terminated the Nginx Acquisition Plan effective October 31, 2019 and no additional shares may be issued from the Nginx Acquisition Plan.

In connection with the Company’s acquisition of Nginx, Inc. in the third quarter of fiscal year 2019, the Company assumed the Nginx Inc. 2011 Share Plan, or the Nginx Plan. Unvested options to acquire Nginx's common stock and unvested stock units with respect to Nginx’s common stock were converted into options to acquire the Company’s common stock and stock units with respect to the Company’s stock in connection with the acquisition. A total of 302,634 shares of common stock were reserved for issuance under the Nginx Plan (including converted options and stock units). The Nginx Plan provided for grants of stock options, stock awards and stock units to persons who were employees, officers, directors and consultants to Nginx, Inc. prior to May 8, 2019. During the fiscal year 2022, the Company issued no stock options or restricted stock units under the Nginx Plan. As of September 30, 2022, there were options to purchase 16,295 shares outstanding and 2,997 stock units outstanding. The Company terminated the Nginx Plan effective October 31, 2019 and no additional shares may be issued from the Nginx Plan.
In January 2020, the Company adopted the Shape Acquisition Equity Incentive Plan, or the Shape Acquisition Plan. The Shape Acquisition Plan provided for discretionary grants of stock options and stock units for employees, directors and consultants of Shape Security, Inc. to whom the Company offered employment in connection with the Company’s acquisition of Shape. A total of 450,000 shares of common stock were reserved for issuance under the Shape Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Shape Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2022, the Company issued no stock options or restricted stock units under the Shape Acquisition Plan. As of September 30, 2022, there were no options outstanding and 83,164 stock units outstanding. The Company terminated the Shape Acquisition Plan effective December 28, 2020 and no additional shares may be issued from the Shape Acquisition Plan.
In connection with the Company’s acquisition of Shape Security, Inc. in the second quarter of fiscal year 2020, the Company assumed the Shape 2011 Stock Plan, or the Shape Plan. Unvested options to acquire Shape’s common stock and unvested stock units with respect to Shape’s common stock were converted into options to acquire the Company’s common stock and stock units with respect to the Company’s stock in connection with the acquisition. A total of 501,085 shares of common stock were reserved for issuance under the Shape Plan (including converted options and stock units). The Shape Plan provided for grants of stock options, stock awards and stock units to persons who were employees, officers, directors and consultants to Shape Security, Inc. prior to January 24, 2020. During the fiscal year 2022, the Company issued no stock options or restricted stock units under the Shape Plan. As of September 30, 2022, there were options to purchase 79,508 shares outstanding and 1,443 stock units outstanding. The Company terminated the Shape Plan effective December 28, 2020 and no additional shares may be issued from the Shape Plan.
In January 2021, the Company adopted the Volterra Acquisition Equity Incentive Plan, or the Volterra Acquisition Plan. The Volterra Acquisition Plan provided for discretionary grants of stock options and stock units for employees, directors and consultants of Volterra, Inc. to whom the Company offered employment in connection with the Company’s acquisition of Volterra. A total of 140,000 shares of common stock were reserved for issuance under the Volterra Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Volterra Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2022, the Company issued no stock options or restricted stock units under the Volterra Acquisition Plan. As of September 30, 2022, there were no options outstanding and 103,880 stock units outstanding. The Company terminated the Volterra Acquisition Plan effective October 29, 2021 and no additional shares may be issued from the Volterra Acquisition Plan.
In connection with the Company’s acquisition of Volterra, Inc. in the second quarter of fiscal year 2021, the Company assumed the Volterra 2017 Stock Plan, or the Volterra Plan. Unvested options to acquire Volterra’s common stock and unvested stock units with respect to Volterra’s common stock were converted into options to acquire the Company’s common stock and stock units with respect to the Company’s stock in connection with the acquisition. A total of 261,696 shares of common stock were reserved for issuance under the Volterra Plan (including converted options and stock units). The Volterra Plan provided for grants of stock options, stock awards and stock units to persons who were employees, officers, directors and consultants to Volterra, Inc. prior to January 22, 2021. During the fiscal year 2022, the Company issued no stock options or restricted stock units under the Volterra Plan. As of September 30, 2022, there were options to purchase 68,993 shares outstanding and 17,934 stock units outstanding. The Company terminated the Volterra Plan effective October 29, 2021 and no additional shares may be issued from the Volterra Plan.
In November 2021, the Company adopted the Threat Stack Acquisition Equity Incentive Plan, or the Threat Stack Acquisition Plan. The Threat Stack Acquisition Plan provided for discretionary grants of stock options and stock units for employees, directors and consultants of Threat Stack to whom the Company offered employment in connection with the Company’s acquisition of Threat Stack. A total of 35,000 shares of common stock were reserved for issuance under the Threat Stack Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Threat Stack Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2022, the Company issued 25,838 stock units under the Threat Stack Acquisition Plan. As of September 30, 2022, there were 23,534 stock units outstanding.
F5, Inc. Incentive Plan. In March 2022, the Company adopted the F5, Inc. Incentive Plan, or the Plan, which amended and restated the 2014 Incentive Plan. The Plan provides for discretionary grants of stock options, stock units and other equity and cash-based awards for employees, including officers, directors and consultants. A total of 23,380,000 shares of common stock have been reserved for issuance under the Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. During the fiscal year 2022, the Company issued no stock options, 111,283 performance stock units and 1,118,854 restricted stock units under the Plan. As of September 30, 2022, there were no options outstanding, 208,116 performance stock units outstanding, 1,137,619 restricted stock units outstanding and 2,072,778 shares available for new awards under the Plan.
A summary of restricted stock unit activity under the Plan is as follows:

	Performance Stock Units		Restricted Stock Units
	Outstanding Performance Stock Units	Weighted Average Grant Date Fair Value	Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, September 30, 2021	230,926	$136.47	1,340,548	$141.90
Units granted	111,283	200.74	1,118,854	206.45
Units vested	(119,889)	215.12	(1,122,583)	188.04
Units cancelled	(14,204)	151.07	(199,200)	170.35
Balance, September 30, 2022	208,116	$169.99	1,137,619	$184.59
A majority of the restricted stock units the Company grants to its employees vest quarterly over a two-year period. The performance stock units, restricted stock units and stock options under all plans were granted during fiscal years 2022, 2021 and 2020 with a per-share weighted average fair value of $206.13, $145.89 and $137.84, respectively. The fair value of performance stock units and restricted stock units vested during fiscal years 2022, 2021 and 2020 was $262.4 million, $261.9 million and $138.4 million, respectively. In determining the fair value of the portion of the performance awards based on Total Shareholder Return, the Company uses a Monte Carlo simulation model that employs the following key assumptions:

				Expected Volatility
	Fair Value	Expected Term	Risk-Free		Index	Expected
Grant Date	per Share	(in years)	Interest Rate	F5	Members	Dividend
November 1, 2021
Tranche 1	$283.35	0.91	0.13%	26.21%	27.27%	—
Tranche 2	$302.53	1.91	0.47%	35.13%	42.87%	—
Tranche 3	$308.76	2.91	0.76%	32.54%	38.24%	—
As of September 30, 2022, the following annual equity grants for executive officers or a portion thereof are outstanding:

Grant Date	RSUs Granted	Vesting Schedule	Vesting Period	Date Fully Vested
November 1, 2021	160,384	Quarterly, Annually[1,2]	3 years	November 1, 2024
November 2, 2020	257,568	Quarterly, Annually[1]	3 years	November 1, 2023
November 1, 2019	228,616	Quarterly, Annually[1]	3 years	November 1, 2022
November 1, 2018	144,066	Quarterly, Annually[1]	3 years	November 1, 2021
(1)50% of the annual equity grant vests in equal quarterly increments and 50% is subject to the Company achieving specified annual performance goals.
(2)For the Company's Chief Executive Officer, 40% of the annual equity grant vests in equal quarterly increments and 60% is subject to the Company achieving specified annual performance goals.

A summary of stock option activity under all of the Company’s plans is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
Balance, September 30, 2021	324,624	$30.83
Options granted	—	—
Options exercised	(143,128)	25.24
Options cancelled	(16,700)	53.98
Balance, September 30, 2022	164,796	$33.34
There were no stock options granted in fiscal year 2022. All stock options granted in fiscal years 2021 and 2020 were replacement awards of those assumed as part of the acquisitions of Volterra and Shape, respectively.
The total intrinsic value of options exercised during fiscal 2022, 2021 and 2020 was $25.6 million, $25.6 million and $11.4 million, respectively.
A summary of options outstanding that are exercisable and that have vested and are expected to vest as of September 30, 2022 is as follows:

	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value(1)
				(In thousands)
Stock options outstanding	164,796	6.45	$33.34	$18,357
Exercisable	127,072	6.20	$30.76	$14,482
Vested and expected to vest	162,713	6.42	$33.20	$18,147
(1)Aggregate intrinsic value represents the difference between the fair value of the Company’s common stock underlying these options at September 30, 2022 and the related exercise prices.
As of September 30, 2022, equity based awards (including stock options and restricted stock units) are available for future issuance as follows:

Awards Available for Grant
Balance, September 30, 2021	1,988,410
Granted	(1,255,975)
Cancelled	327,201
Additional shares reserved (terminated), net	1,013,142
Balance, September 30, 2022	2,072,778
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended September 30,
	2022	2021	2020
Numerator
Net income	$322,160	$331,241	$307,441
Denominator
Weighted average shares outstanding — basic	60,274	60,707	60,911
Dilutive effect of common shares from stock options and restricted stock units	823	1,350	467
Weighted average shares outstanding — diluted	61,097	62,057	61,378
Basic net income per share	$5.34	$5.46	$5.05
Diluted net income per share	$5.27	$5.34	$5.01
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were not material for the years ended September 30, 2022, 2021 and 2020.
12. Commitments and Contingencies
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
On August 16, 2022, the Court granted the consolidated motion to dismiss the claims Lynwood had selected to proceed to litigate through trial, without leave to amend the claims, thereby dismissing those claims with prejudice. On September 9, 2022, the parties stipulated to the dismissal of the remaining 16 stayed claims, with prejudice, and the Court entered a final judgment. On September 14, 2022, Lynwood filed a notice of appeal to the Ninth Circuit Court of appeals to appeal the Court’s dismissal of the claims Lynwood had selected to proceed to litigate through trial. Lynwood’s opening brief is currently due December 16, 2022 and the Company’s answer brief will be due January 17, 2023. Lynwood’s reply will be due February 7, 2023.

In addition to the above matters, the Company is subject to a variety of legal proceedings, claims, investigations, and litigation arising in the ordinary course of business, including intellectual property litigation. Management believes that the Company has meritorious defenses to the allegations made in its pending cases and intends to vigorously defend these lawsuits; however, the Company is unable to currently determine if an unfavorable outcome is probable or estimate any potential amount or range of possible loss of these or similar matters. There are many uncertainties associated with any litigation and these actions or other third-party claims against the Company may cause it to incur costly litigation and/or substantial settlement charges that could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.
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
14. Employee Benefit Plans
The Company has a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their compensation. The Company may, at its discretion, match a portion of the employees’ eligible contributions. Contributions by the Company to the plan during the years ended September 30, 2022, 2021, and 2020 were approximately $14.0 million, $13.2 million and $11.3 million, respectively. Contributions made by the Company vest over four years.
15. Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Management has determined that the Company is organized as, and operates in, one reportable operating segment: the development, marketing and sale of application security and delivery solutions which enable its customers to develop, deploy, operate, secure, and govern applications in any architecture, from on-premises to the public cloud.
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
The following presents revenues by geographic region (in thousands):

	Years Ended September 30,
	2022	2021	2020
Americas:
United States	$1,487,144	$1,365,625	$1,221,190
Other	85,711	92,111	95,878
Total Americas	1,572,855	1,457,736	1,317,068
EMEA	634,759	667,219	593,307
Asia Pacific	488,231	478,461	440,447
	$2,695,845	$2,603,416	$2,350,822

The Company generates revenues from the sale of products and services. The Company continues to offer its products through a range of consumption models, from physical systems to software solutions and managed services. The following presents net product revenues by systems and software (in thousands):

	Years Ended September 30,
	2022	2021	2020
Net product revenues
Systems revenue	$651,902	$748,192	$668,313
Software revenue	665,215	498,892	357,543
Total net product revenue	$1,317,117	$1,247,084	$1,025,856
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Years Ended September 30,
	2022	2021	2020
Ingram Micro, Inc.	20.0%	19.2%	16.7%
Synnex Corporation	13.4%	11.1%	—

The following distributors of the Company's products accounted for more than 10% of total receivables:

	September 30,
	2022	2021
Ingram Micro, Inc.	12.9%	12.6%
Synnex Corporation	12.6%	11.9%
Carahsoft Technology	16.2%	11.5%
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	September 30,
	2022	2021
United States	$134,699	$153,030
EMEA	17,376	20,526
Other countries	16,107	17,608
	$168,182	$191,164
16. Subsequent Events
On October 27, 2022, the Company entered into a four-year, non-cancelable Strategic Supply Agreement with one of the Company’s component suppliers. The agreement with the supplier provides committed delivery of components to the Company. The Company is obligated to purchase $10 million of component inventory annually, with a total commitment of $40 million within the four-year term.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the results of this assessment and on those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2022.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
During the fourth fiscal quarter, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.Other Information
None.

PART III
Item 10.Directors, Executive Officers and Corporate Governance
Certain information required by this item regarding the Company’s directors and executive officers is incorporated herein by reference to the sections entitled “Board of Directors — Nominees and Continuing Directors,” “Corporate Governance — Committees of the Board — Audit Committee” and “— Code of Ethics for Senior Financial Officers” and “— Director Nomination,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement that will be furnished to the SEC no later than January 28, 2023 (the “Proxy Statement”). Additional information regarding the Company’s directors and executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Directors and Executive Officers of the Registrant.”
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
Item 16.Form 10-K Summary
Not applicable.

EXHIBIT INDEX

Exhibit Number			Exhibit Description
2.1		—	Merger Agreement, dated December 19, 2019, by and among F5 Networks, Inc., Silhouette Merger Sub, Inc., Shape Security, Inc., and Shareholder Representative Services LLC(1)+
2.2		—	Merger Agreement dated as of January 5, 2021, by and among the Registrant, Voyager Merger Sub Corporation, Volterra, Inc., and Shareholder Representative Services LLC(2)+
3.1		—	Fourth Amended and Restated Articles of Incorporation of the Registrant(3)
3.2		—	Eighth Amended and Restated Bylaws adopted November 12, 2021(4)
4.1	*	—	Description of the Registrant's Securities
4.2		—	Specimen Common Stock Certificate(5)
10.1		—	Term Credit Agreement, dated as of January 24, 2020, among F5 Networks, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent(6)
10.2		—	Revolving Credit Agreement dated as of January 31, 2020, among F5 Networks, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent(7)
10.3		—	Office Lease Agreement between the Registrant and Fifth & Columbia Investors, LLC dated May 3, 2017(8)
10.4		—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(9) §
10.5		—	F5 Networks, Inc. 2011 Employee Stock Purchase Plan (Amended and Restated effective March 14, 2019)(10) §
10.6		—	Form of Change of Control Agreement between the Registrant and the executive officers(11) §
10.7		—	F5 Networks, Inc. 2014 Incentive Plan, as amended and restated(12) §
10.8		—	Nginx, Inc. 2011 Share Plan(13) §
10.9		—	Nginx, Inc. Acquisition Equity Incentive Plan(13) §
10.10		—	Nginx, Inc. Acquisition Equity Incentive Plan Award Agreement(14) §
10.11		—	F5 Networks, Inc. Assumed Shape 2011 Stock Plan(15) §
10.12		—	F5 Networks, Inc. Shape Acquisition Equity Incentive Plan(15) §
10.13		—	Form of 2014 Incentive Plan Award Agreement (Accelerated Vesting) as revised October 2017(16) §
10.14		—	Form of 2014 Incentive Plan Award Agreement (Accelerated Vesting) as revised November 2019(17) §
10.15		—	F5 Networks, Inc. Assumed Volterra, Inc. Amended and Restated 2017 Stock Plan(18) §
10.16		—	F5 Networks, Inc. Volterra Acquisition Equity Incentive Plan(18) §
10.17		—	F5 Networks, Inc. Assumed Volterra, Inc. 2019 Restricted Stock Unit Sub-Plan France (sub-plan to the F5 Networks, Inc. Assumed Volterra, Inc. Amended and Restated 2017 Stock Plan)(18) §
10.18		—	F5 Networks, Inc. Threat Stack Acquisition Equity Incentive Plan(19) §
10.19		—	F5, Inc. Incentive Plan, as amended and restated(20) §
10.20		—	Offer Letter from the Registrant to François Locoh-Donou(21) §
21.1	*	—	Subsidiaries of the Registrant
23.1	*	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number			Exhibit Description
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*     Filed herewith.
§     Indicates a management contract or compensatory plan or arrangement.
+     Schedules and annexes have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or annex will be furnished supplementally to the Securities and Exchange Commission upon request.

(1)Incorporated by reference from Current Report on Form 8-K dated December 19, 2019 and filed with the SEC on December 24, 2019.
(2)Incorporated by reference from Current Report on Form 8-K dated January 5, 2021 and filed with the SEC on January 7, 2021.
(3)Incorporated by reference from Current Report on Form 8-K dated November 12, 2021 and filed with the SEC on November 15, 2021.
(4)Incorporated by reference from Current Report on Form 8-K dated November 12, 2021 and filed with the SEC on November 15, 2021.
(5)Incorporated by reference from Exhibit 4.1 of Registration Statement on Form S-1, File No. 333-75817.
(6)Incorporated by reference from Current Report on Form 8-K dated January 24, 2020 and filed with the SEC on January 24, 2020.
(7)Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended December 31, 2019.
(8)Incorporated by reference from Current Report on Form 8-K dated May 3, 2017 and filed with the SEC on May 3, 2017.
(9)Incorporated by reference from Exhibit 10.1 of Registration Statement on Form S-1, File No. 333-75817.
(10)Incorporated by reference from Current Report on Form 8-K dated March 14, 2019 and filed with the SEC on March 14, 2019.
(11)Incorporated by reference from Current Report on Form 8-K dated April 29, 2009 and filed with the SEC on May 4, 2009.
(12)Incorporated by reference from Current Report on Form 8-K dated March 11, 2021 and filed with the SEC on March 15, 2021.
(13)Incorporated by reference from Registration Statement on Form S-8 File No. 333-231802.
(14)Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
(15)Incorporated by reference from Registration Statement on Form S-8 File No. 333-236228.
(16)Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2017.
(17)Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2020.
(18)Incorporated by reference from Registration Statement on Form S-8 File No. 333-252616.
(19)Incorporated by reference from Registration Statement on Form S-8 File No. 333-260656.
(20)Incorporated by reference from Current Report on Form 8-K dated March 10, 2022 and filed with the SEC on March 11, 2022.
(21)Incorporated by reference from Current Report on Form 8-K dated January 27, 2017 and filed with the SEC on January 30, 2017.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F5, INC.

By:	/s/ FRANÇOIS LOCOH-DONOU
François Locoh-Donou
Chief Executive Officer and President
Dated: November 14, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ FRANÇOIS LOCOH-DONOU	Chief Executive Officer, President, and Director (principal executive officer)	November 14, 2022
François Locoh-Donou

By:	/S/ FRANCIS J. PELZER	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)	November 14, 2022
Francis J. Pelzer

By:	/S/ ALAN HIGGINSON	Director	November 14, 2022
Alan Higginson

By:	/S/ SANDRA BERGERON	Director	November 14, 2022
Sandra Bergeron

By:	/S/ ELIZABETH L. BUSE	Director	November 14, 2022
Elizabeth L. Buse

By:	/S/ MICHAEL DREYER	Director	November 14, 2022
Michael Dreyer

By:	/S/ PETER KLEIN	Director	November 14, 2022
Peter Klein

By:	/S/ NIKHIL MEHTA	Director	November 14, 2022
Nikhil Mehta

By:	/S/ MARIE E. MYERS	Director	November 14, 2022
Marie E. Myers

By:	/S/ SRIPADA SHIVANANDA	Director	November 14, 2022
Sripada Shivananda

By:	/S/ MICHAEL MONTOYA	Director	November 14, 2022
Michael Montoya

By:	/S/ JAMES PHILLIPS	Director	November 14, 2022
James Phillips

By:	/S/ MARIANNE BUDNIK	Director	November 14, 2022
Marianne Budnik