Form 10-Q
period 2022-12-31
F5, INC.
filed 2023-02-03
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of January 27, 2023 was 60,120,642.

F5, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
F5, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31, 2022	September 30, 2022
ASSETS
Current assets
Cash and cash equivalents	$605,739	$758,012
Short-term investments	54,015	126,554
Accounts receivable, net of allowances of $6,417 and $6,020	485,277	469,979
Inventories	59,197	68,365
Other current assets	510,279	489,314
Total current assets	1,714,507	1,912,224
Property and equipment, net	167,709	168,182
Operating lease right-of-use assets	223,953	227,475
Long-term investments	7,812	9,544
Deferred tax assets	208,562	183,365
Goodwill	2,259,277	2,259,282
Other assets, net	503,748	516,122
Total assets	$5,085,568	$5,276,194
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$71,760	$113,178
Accrued liabilities	330,524	309,819
Deferred revenue	1,131,195	1,067,182
Current portion of long-term debt	—	349,772
Total current liabilities	1,533,479	1,839,951
Deferred tax liabilities	2,973	2,781
Deferred revenue, long-term	628,924	624,398
Operating lease liabilities, long-term	267,700	272,376
Other long-term liabilities	70,143	67,710
Total long-term liabilities	969,740	967,265
Commitments and contingencies (Note 8)
Shareholders' equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 60,117 and 59,860 shares issued and outstanding	129,060	91,048
Accumulated other comprehensive loss	(23,219)	(26,176)
Retained earnings	2,476,508	2,404,106
Total shareholders' equity	2,582,349	2,468,978
Total liabilities and shareholders' equity	$5,085,568	$5,276,194
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share amounts)

	Three months ended December 31,
	2022	2021
Net revenues
Products	$340,558	$343,149
Services	359,820	343,951
Total	700,378	687,100
Cost of net revenues
Products	98,855	81,662
Services	56,152	53,411
Total	155,007	135,073
Gross profit	545,371	552,027
Operating expenses
Sales and marketing	233,105	234,035
Research and development	142,323	130,271
General and administrative	69,991	65,661
Restructuring charges	8,740	7,909
Total	454,159	437,876
Income from operations	91,212	114,151
Other income (expense), net	4,702	(2,431)
Income before income taxes	95,914	111,720
Provision for income taxes	23,512	18,161
Net income	$72,402	$93,559
Net income per share — basic	$1.20	$1.54
Weighted average shares — basic	60,096	60,810
Net income per share — diluted	$1.20	$1.51
Weighted average shares — diluted	60,387	61,882
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended December 31,
	2022	2021
Net income	$72,402	$93,559
Other comprehensive income (loss):
Foreign currency translation adjustment	2,250	(517)
Available-for-sale securities:
Unrealized gains (losses) on securities, net of taxes of $114 and $(74) for the three months ended December 31, 2022 and 2021, respectively	767	(621)
Reclassification adjustment for realized losses included in net income, net of taxes of $20 and $2 for the three months ended December 31, 2022 and 2021, respectively	(60)	(4)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	707	(625)
Total other comprehensive income (loss)	2,957	(1,142)
Comprehensive income	$75,359	$92,417
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount

	Three months ended December 31, 2021
Balances, September 30, 2021	60,652	$192,458	$(20,073)	$2,187,828	$2,360,213
Exercise of employee stock options	50	1,255	—	—	1,255
Issuance of stock under employee stock purchase plan	169	26,325	—	—	26,325
Issuance of restricted stock	442	—	—	—	—
Repurchase of common stock	(539)	(125,011)	—	—	(125,011)
Taxes paid related to net share settlement of equity awards	(63)	(13,595)	—	—	(13,595)
Stock-based compensation	—	63,757	—	—	63,757
Net income	—	—	—	93,559	93,559
Other comprehensive loss	—	—	(1,142)	—	(1,142)
Balances, December 31, 2021	60,711	$145,189	$(21,215)	$2,281,387	$2,405,361

	Three months ended December 31, 2022
Balances, September 30, 2022	59,860	$91,048	$(26,176)	$2,404,106	$2,468,978
Exercise of employee stock options	14	435	—	—	435
Issuance of stock under employee stock purchase plan	179	21,745	—	—	21,745
Issuance of restricted stock	376	—	—	—	—
Repurchase of common stock	(263)	(40,005)	—	—	(40,005)
Taxes paid related to net share settlement of equity awards	(49)	(7,037)	—	—	(7,037)
Stock-based compensation	—	62,874	—	—	62,874
Net income	—	—	—	72,402	72,402
Other comprehensive income	—	—	2,957	—	2,957
Balances, December 31, 2022	60,117	$129,060	$(23,219)	$2,476,508	$2,582,349
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended December 31,
	2022	2021
Operating activities
Net income	$72,402	$93,559
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	62,874	63,757
Depreciation and amortization	27,472	30,260
Non-cash operating lease costs	10,167	9,663
Deferred income taxes	(25,070)	(6,407)
Impairment of assets	—	6,175
Other	358	(1,123)
Changes in operating assets and liabilities (excluding effects of the acquisition of businesses):
Accounts receivable	(15,837)	(77,223)
Inventories	9,168	1,260
Other current assets	(20,602)	(44,286)
Other assets	(1,252)	(21,774)
Accounts payable and accrued liabilities	(19,981)	(25,387)
Deferred revenue	68,540	76,065
Lease liabilities	(10,608)	(14,173)
Net cash provided by operating activities	157,631	90,366
Investing activities
Purchases of investments	(680)	(36,205)
Maturities of investments	63,519	38,138
Sales of investments	12,167	34,549
Acquisition of businesses, net of cash acquired	—	(67,911)
Purchases of property and equipment	(13,104)	(10,564)
Net cash provided by (used in) investing activities	61,902	(41,993)
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	22,180	27,581
Repurchase of common stock	(40,005)	(125,011)
Payments on term debt agreement	(350,000)	(5,000)
Taxes paid related to net share settlement of equity awards	(7,037)	(13,595)
Net cash used in financing activities	(374,862)	(116,025)
Net decrease in cash, cash equivalents and restricted cash	(155,329)	(67,652)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,079	(861)
Cash, cash equivalents and restricted cash, beginning of period	762,207	584,333
Cash, cash equivalents and restricted cash, end of period	$609,957	$515,820
Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$13,665	$16,500
Cash paid for interest on long-term debt	2,970	1,252
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$6,193	$818
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
Basis of Presentation
The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
There have been no changes to the Company's significant accounting policies as of and for the three months ended December 31, 2022.
New Accounting Pronouncements
There have been no material changes in recently issued or adopted accounting standards from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
2. Revenue from Contracts with Customers
Capitalized Contract Acquisition Costs
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the three months ended December 31, 2022 and 2021 (in thousands):

	Three months ended December 31,
	2022	2021
Balance, beginning of period	$77,220	$77,836
Additional capitalized contract acquisition costs	6,267	10,512
Amortization of capitalized contract acquisition costs	(9,687)	(9,414)
Balance, end of period	$73,800	$78,934
Amortization of capitalized contract acquisition costs was $9.7 million and $9.4 million for the three months ended December 31, 2022 and 2021, respectively, and is recorded in Sales and Marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.

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
The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the three months ended December 31, 2022 and 2021 (in thousands):

	Three months ended December 31,
	2022	2021
Balance, beginning of period	$1,691,580	$1,489,842
Amounts added but not recognized as revenues	460,408	441,591
Deferred revenue acquired through acquisition of businesses	—	10,591
Revenues recognized related to the opening balance of deferred revenue	(391,869)	(365,525)
Balance, end of period	$1,760,119	$1,576,499
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. The composition of unsatisfied performance obligations consists mainly of deferred service revenue, and to a lesser extent, deferred product revenue, for which the Company has an obligation to perform, and has not yet recognized as revenue in the consolidated financial statements. As of December 31, 2022, the total non-cancelable remaining performance obligations under the Company's contracts with customers was $1.8 billion and the Company expects to recognize revenues on approximately 64.3% of these remaining performance obligations over the next 12 months, 22.6% in year two, and the remaining balance thereafter.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements at December 31, 2022 and September 30, 2022, were as follows (in thousands):

			Gross Unrealized			Classification on Balance Sheet
December 31, 2022	Fair Value Level	Cost or Amortized Cost	Gains	Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Changes in fair value recorded in other comprehensive income
Money Market Funds	Level 1	$208,279	$—	$—	$208,279	$208,279	$—	$—
Corporate bonds and notes	Level 2	30,908	—	(613)	30,295	—	26,595	3,700
Municipal bonds and notes	Level 2	2,962	—	(81)	2,881	—	2,785	96
U.S. government securities	Level 2	23,154	—	(246)	22,908	—	22,908	—
U.S. government agency securities	Level 2	1,784	—	(57)	1,727	—	1,727	—
Total debt investments		$267,087	$—	$(997)	$266,090	$208,279	$54,015	$3,796
Changes in fair value recorded in other net income (expense)
Equity investments	*				$4,016	$—	$—	$4,016
Total equity investments					4,016	—	—	4,016
Total investments					$270,106	$208,279	$54,015	$7,812
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
* The fair value of this equity investment is measured at NAV which approximates fair value and is not classified within the fair value hierarchy.
The Company uses the fair value hierarchy for financial assets and liabilities. The carrying amounts of other current financial assets and other current financial liabilities approximate fair value due to their short-term nature.
Interest income from investments was not material for the three months ended December 31, 2022 and 2021. Interest income is included in other income (expense), net on the Company's consolidated income statements. Unrealized losses on investments held for a period greater than 12 months at December 31, 2022 and September 30, 2022 were not material.
The Company invests in debt securities that are rated investment grade. The Company reviews the individual debt securities in its portfolio to determine whether a credit loss exists by comparing the extent to which the fair value is less than the amortized cost and considering any changes to ratings of a debt security by a ratings agency. The Company determined that as of December 31, 2022, there were no credit losses on any investments within its portfolio.
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
The Company did not recognize any impairment charges related to its intangible assets in the first quarter of fiscal 2023. In the first quarter of fiscal 2022, as a result of a planned change in the use of the asset, the Company recorded an impairment of $6.2 million against the Shape trade name intangible asset, which was reflected in the Sales and Marketing line item on the Company's consolidated income statement.
During the three months ended December 31, 2022 and 2021, the Company did not recognize any impairment charges related to goodwill or long-lived assets.

4. Business Combinations
Fiscal Year 2022 Acquisition of Threat Stack, Inc.
In September 2021, the Company entered into a Merger Agreement (the “Threat Stack Merger Agreement”) with Threat Stack, Inc. ("Threat Stack"), a provider of cloud security and workload protection solutions. The transaction closed on October 1, 2021 with Threat Stack becoming a wholly-owned subsidiary of F5. The addition of Threat Stack’s cloud security capabilities to F5’s application and Application Programming Interface ("API") protection solutions is expected to enhance visibility across application infrastructure and workloads to deliver more actionable security insights for customers.
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
As a result of the acquisition, the Company acquired all the assets and assumed all the liabilities of Threat Stack. The goodwill related to the Threat Stack acquisition is comprised primarily of expected synergies from combining operations and the acquired intangible assets that do not qualify for separate recognition. Goodwill related to the Threat Stack acquisition was not deductible for tax purposes. The results of operations of Threat Stack have been included in the Company's consolidated financial statements from the date of acquisition.
The allocated purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values is presented in the following table (in thousands):

		Estimated
		Useful Life
Assets acquired
Deferred tax assets	$14,041
Other net tangible assets acquired, at fair value	5,481
Cash, cash equivalents, and restricted cash	911
Identifiable intangible assets:
Developed technology	11,400	5 years
Customer relationships	4,400	5 years
Goodwill	43,282
Total assets acquired	$79,515
Liabilities assumed
Deferred revenue	$(10,591)
Total liabilities assumed	$(10,591)
Net assets acquired	$68,924
The measurement period for the Threat Stack acquisition lapsed during the first quarter of fiscal 2023. The Company recorded immaterial adjustments to consideration exchanged for the purchase of Threat Stack within the post-close measurement period.
The developed technology intangible asset is amortized on a straight-line basis over its estimated useful life of five years and included in cost of net product revenues. The customer relationships intangible asset is amortized on a straight-line basis over its estimated useful life of five years and included in sales and marketing expenses. The weighted-average life of the amortizable intangible assets recognized from the Threat Stack acquisition was five years as of October 1, 2021, the date the transaction closed. The estimated useful lives for the acquired intangible assets were based on the expected future cash flows associated with the respective asset.
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

5. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows for the periods presented (in thousands):

	December 31, 2022	September 30, 2022
Cash and cash equivalents	$605,739	$758,012
Restricted cash included in other assets, net	4,218	4,195
Total cash, cash equivalents and restricted cash	$609,957	$762,207
Inventories
Inventories consist of the following (in thousands):

	December 31, 2022	September 30, 2022
Finished goods	$9,947	$10,164
Raw materials	49,250	58,201
	$59,197	$68,365
Other Current Assets
Other current assets consist of the following (in thousands):

	December 31, 2022	September 30, 2022
Unbilled receivables	$333,816	$319,707
Prepaid expenses	74,613	57,340
Capitalized contract acquisition costs	33,828	34,658
Other[1]	68,022	77,609
	$510,279	$489,314
(1)     As of December 31, 2022 and September 30, 2022, includes a deposit of $47.5 million and $57.0 million, respectively, used to support the working capital needs of the Company’s primary contract manufacturer's procurement of components used in the manufacturing of system hardware.
Other Assets
Other assets, net consist of the following (in thousands):

	December 31, 2022	September 30, 2022
Intangible assets	$187,367	$200,288
Unbilled receivables	226,120	224,780
Capitalized contract acquisition costs	39,972	42,561
Other	50,289	48,493
	$503,748	$516,122

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31, 2022	September 30, 2022
Payroll and benefits	$140,995	$165,437
Operating lease liabilities, current	43,397	42,523
Income and other tax accruals	79,878	41,217
Other	66,254	60,642
	$330,524	$309,819
Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	December 31, 2022	September 30, 2022
Income taxes payable	$61,865	$59,553
Other	8,278	8,157
	$70,143	$67,710
6. Debt Facilities
Term Credit Agreement
In connection with the acquisition of Shape, on January 24, 2020, the Company entered into a Term Credit Agreement ("Term Credit Agreement") with certain institutional lenders that provides for a senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the "Term Loan Facility"). The Term Loan Facility had an original maturity date of January 24, 2023 with quarterly installments equal to 1.25% of the original principal amount. Borrowings under the Term Loan Facility bore interest at a rate equal to LIBOR, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio. The proceeds from the Term Loan Facility were primarily used to finance the acquisition of Shape and related expenses. In connection with the Term Loan Facility, the Company incurred $2.2 million in debt issuance costs, which are recorded as a reduction to the carrying value of the principal amount of the debt.
On December 15, 2022, the Company voluntarily prepaid, in full, all borrowings under the Term Loan Facility, including the outstanding principal balance of $350.0 million, and all accrued, but unpaid interest outstanding of $3.0 million. All remaining debt issuance costs were amortized to interest expense associated with the prepayment. As a result of the payoff of its Term Loan Facility, the Company was released of any and all obligations, maintenance of covenants, and indebtedness under the Term Credit Agreement.
As of September 30, 2022, $350.0 million of principal amount under the Term Loan Facility was outstanding, excluding unamortized debt issuance costs of $0.2 million. The weighted average interest rate on the principal amount under the Term Loan Facility outstanding balance was 4.072% and 1.282% for the three months ended December 31, 2022 and 2021, respectively.
Revolving Credit Agreement
On January 31, 2020, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). The Company has the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. The Revolving Credit Agreement also requires payment of a commitment fee calculated at a rate per annum of 0.125% to 0.300% depending on the Company's leverage ratio on the undrawn portion of the Revolving Credit Facility. Commitment fees incurred during the three months ended December 31, 2022 were not material.

The Revolving Credit Facility matures on January 31, 2025, at which time any remaining outstanding principal of borrowings under the Revolving Credit Facility is due. The Company has the option to request up to two extensions of the maturity date in each case for an additional period of one year. Among certain affirmative and negative covenants provided in the Revolving Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. As of December 31, 2022, the Company was in compliance with all covenants. As of December 31, 2022, there were no outstanding borrowings under the Revolving Credit Facility, and the Company had available borrowing capacity of $350.0 million.
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
The components of the Company's operating lease expenses for the three months ended December 31, 2022 and 2021 were as follows (in thousands):

	Three months ended December 31,
	2022	2021
Operating lease expense	$12,516	$11,914
Short-term lease expense	655	556
Variable lease expense	5,336	6,244
Total lease expense	$18,507	$18,714
Variable lease expense primarily consists of common area maintenance and parking expenses.
Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

	December 31, 2022	September 30, 2022
Operating lease right-of-use assets, net	$223,953	$227,475

Operating lease liabilities, current[1]	43,397	42,523
Operating lease liabilities, long-term	267,700	272,376
Total operating lease liabilities	$311,097	$314,899

Weighted average remaining lease term (in years)	9.0	9.2
Weighted average discount rate	2.70%	2.66%
(1)Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheets.

As of December 31, 2022, the future operating lease payments for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2023 (remainder)	$38,611
2024	48,196
2025	40,683
2026	30,812
2027	29,746
2028	27,885
Thereafter	138,747
Total lease payments	354,680
Less: imputed interest	(43,583)
Total lease liabilities	$311,097
Operating lease liabilities above do not include sublease income. As of December 31, 2022, the Company expects to receive sublease income of approximately $19.1 million, which consists of $5.4 million to be received for the remainder of fiscal 2023 and $13.7 million to be received over the three fiscal years thereafter. There were no impairments against right-of-use assets for the three months ended December 31, 2022 and 2021.
As of December 31, 2022, the Company had no significant operating leases that were executed but not yet commenced.
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of December 31, 2022 and September 30, 2022 were not material.
Commitments
In October 2022, the Company entered into an unconditional purchase commitment with one of its suppliers for the delivery of systems components. Under the terms of the agreement, the Company is obligated to purchase $10 million of component inventory annually, with a total committed amount of $40 million over a four-year term. As of December 31, 2022, the Company has $1.8 million of remaining purchases under the first year of its commitment. The Company's total non-cancelable long-term purchase commitments outstanding as of December 31, 2022 was $31.8 million.
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
On August 16, 2022, the Court granted the consolidated motion to dismiss the claims Lynwood had selected to proceed to litigate through trial, without leave to amend the claims, thereby dismissing those claims with prejudice. On September 2, 2022, Lynwood informed the Court it changed its name to Hemma Investments CY Limited. On September 9, 2022, the parties stipulated to the dismissal of the remaining 16 stayed claims, with prejudice, and the Court entered a final judgment. On September 14, 2022, Lynwood filed a notice of appeal to the Ninth Circuit Court of Appeals to appeal the Court’s dismissal of the claims Lynwood had selected to proceed to litigate through trial. Lynwood’s opening appeal brief was filed on December 16, 2022 after having been granted a 30-day extension by the Court. The Company was granted a 60-day extension to file its answering brief, which is now due on March 20, 2023. Lynwood’s reply will be due April 10, 2023.
Following the Court’s order granting the consolidated motion to dismiss and final judgment in the Company’s favor, the Company filed a motion on September 30, 2022 for an award of attorneys’ fees and costs incurred in defending against Lynwood’s claim of direct copyright infringement and related claims that were dismissed by the Court’s order. On December 19, 2022, the Court granted the Company’s motion, finding that the Company is entitled to an award of attorneys’ fees. The Court asked for supplemental briefing and submissions to determine the exact amount of fees to which the Company is entitled. The supplemental briefing will be complete, and the motion will stand submitted, as of February 21, 2023.
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
The effective tax rate was 24.5% and 16.3% for the three months ended December 31, 2022 and 2021, respectively. The increase in the effective tax rate for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021 is primarily due to the tax impact of stock-based compensation and international operations.
At December 31, 2022, the Company had $68.7 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2018. Major jurisdictions where there are wholly owned subsidiaries of F5, Inc. which require income tax filings include the United Kingdom, Singapore, Israel, and India. The earliest periods open for review by local taxing authorities are fiscal years 2020 for the United Kingdom, 2018 for Singapore, 2013 for Israel, and 2019 for India. The Company is currently under audit by various states for fiscal years 2016 through 2021, and by various foreign jurisdictions including Germany for fiscal years 2016 to 2019, India for fiscal years 2019 to 2020, Israel for fiscal years 2013 to 2017, Saudi Arabia for fiscal years 2015 to 2020, and Singapore for fiscal years 2019 to 2020. Within the next four fiscal quarters, the statute of limitations will begin to close on the fiscal year 2019 federal income tax return, fiscal years 2018 and 2019 state income tax returns, and fiscal years 2015 to 2021 foreign income tax returns.
10. Shareholders' Equity
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
The following table summarizes the Company's repurchases and retirements of its common stock under its Stock Repurchase Program (in thousands, except per share data):

	Three months ended December 31,
	2022	2021
Shares repurchased	263	539
Average price per share	$151.87	$232.14
Amount repurchased	$40,005	$125,011
As of December 31, 2022, the Company had $1,232 million remaining authorized to purchase shares under its share repurchase program.

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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended December 31,
	2022	2021
Numerator
Net income	$72,402	$93,559
Denominator
Weighted average shares outstanding — basic	60,096	60,810
Dilutive effect of common shares from stock options and restricted stock units	291	1,072
Weighted average shares outstanding — diluted	60,387	61,882
Basic net income per share	$1.20	$1.54
Diluted net income per share	$1.20	$1.51
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were not material for the three months ended December 31, 2022 and 2021.
12. Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Management has determined that the Company is organized as, and operates in, one reportable operating segment.
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
The following presents revenues by geographic region (in thousands):

	Three months ended December 31,
	2022	2021
Americas:
United States	$375,748	$381,289
Other	26,410	21,702
Total Americas	402,158	402,991
EMEA	184,115	162,062
Asia Pacific	114,105	122,047
	$700,378	$687,100

The Company generates revenues from the sale of products and services. The Company continues to offer its products through a range of consumption models, from physical systems to software solutions and managed services. The following presents net product revenues by systems and software (in thousands):

	Three months ended December 31,
	2022	2021
Net product revenues
Systems revenue	$173,032	$180,157
Software revenue	167,526	162,992
Total net product revenue	$340,558	$343,149
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended December 31,
	2022	2021
Ingram Micro, Inc.	17.6%	18.7%
Synnex Corporation	13.6%	12.2%
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	December 31, 2022	September 30, 2022
United States	$129,281	$134,699
EMEA	21,416	17,376
Other countries	17,012	16,107
	$167,709	$168,182
13. Restructuring Charges
In the first quarter of fiscal 2023 and 2022, the Company initiated restructuring plans to match strategic and financial objectives and optimize resources for long term growth, including a reduction in force program. In the first quarter of fiscal 2023, the Company recorded a restructuring charge of $8.7 million. The Company does not expect to record any significant future charges related to the first quarter of fiscal 2023 restructuring plan. In the first quarter of fiscal 2022, the Company recorded a restructuring charge of $7.9 million. The Company did not record any significant subsequent charges related to the first quarter of fiscal 2022 restructuring plan.
During the three months ended December 31, 2022 and 2021, the following activity was recorded (in thousands):

	Three months ended December 31,
	2022	2021
Employee Severance, Benefits and Related Costs
Accrued expenses, beginning of period	$—	$—
Restructuring charges	8,740	7,909
Cash payments	(6,354)	(4,027)
Accrued expenses, end of period	$2,386	$3,882

14. Subsequent Events
Acquisition of Lilac Cloud, Inc.
On January 22, 2023, the Company entered into a Merger Agreement (the “Lilac Merger Agreement”) with Lilac Cloud, Inc. ("Lilac"), a provider of innovative application delivery services. The transaction closed on February 1, 2023 with Lilac becoming a wholly-owned subsidiary of F5. The addition of Lilac’s Content Delivery Network ("CDN") technologies will enhance F5’s portfolio of solutions that secure and optimize any application and API anywhere. The acquisition of Lilac is not expected to have a material impact to the Company's operating results.
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
Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:
•Revenues. Our revenue is derived from the sales of both global services and products. Our global services revenue includes annual maintenance contracts, training and consulting services. The majority of our product revenues are derived from sales of our application security and delivery solutions including our BIG-IP software and systems, F5 NGINX software, and our F5 Silverline offerings. Our BIG-IP software solutions are sold both on a perpetual license and a subscription basis. We sell F5 NGINX on a subscription basis. Our Silverline solution is a managed services offering, also sold on a subscription basis. During our fiscal year 2022, we launched F5 Distributed Cloud Services. F5 Distributed Cloud Services provides security, multi-cloud networking, and edge-based computing solutions, encompassing software solutions from what were previously branded as our Shape, Volterra, and Silverline product offerings. F5 Distributed Cloud Services are offered on a subscription basis, under a unified software-as-a-service ("SaaS") platform.

We monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products, feature enhancements and consumption models are indicators of future trends. We also consider overall revenue concentration by geographic region as an additional indicator of current and future trends. Toward the end of fiscal 2022, and continuing through the first quarter of fiscal 2023, we saw changes in customer buying patterns due to the uncertain macroeconomic environment. We will continue to closely monitor the macroeconomic environment and its impacts on our business.
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
•Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The decrease in cash and investments for the first three months of fiscal year 2023 was primarily due to cash used for the voluntary prepayment of the Term Loan Facility, including the outstanding principal balance of $350.0 million, and all accrued, but unpaid interest outstanding of $3.0 million. In addition, $40.0 million of cash was used for the repurchase of outstanding common stock in the first quarter of fiscal 2023. The decrease in cash and investments for the first quarter of fiscal 2023 was partially offset by cash provided by operating activities of $157.6 million. Going forward, we believe the primary driver of cash flows will be net income from operations. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. Additionally, on January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of December 31, 2022, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
•Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in the first quarter of fiscal year 2023 due to the growth of our subscriptions business. Our days sales outstanding for the first quarter of fiscal year 2023 was 62. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
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
There were no material changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K for the fiscal year ended September 30, 2022. Refer to the "Recently Adopted Accounting Standards" section of Note 1 in this Quarterly Report on Form 10-Q for a summary of the new accounting policies.
Impact of Current Macroeconomic Conditions
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on customer behavior. Worsening economic conditions, including inflation, higher interest rates, slower growth, fluctuations in foreign exchange rates, and developments related to the COVID-19 pandemic, and other changes in economic conditions, may adversely affect our results of operations and financial performance. For further discussion of the potential impacts of recent macroeconomic events on our business, financial condition, and operating results, see Part 1, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended December 31,
	2022	2021
	(in thousands, except percentages)
Net revenues
Products	$340,558	$343,149
Services	359,820	343,951
Total	$700,378	$687,100
Percentage of net revenues
Products	48.6%	49.9%
Services	51.4	50.1
Total	100.0%	100.0%
Net Revenues. Total net revenues increased 1.9% for the three months ended December 31, 2022, from the comparable period in the prior year. Overall revenue growth for the three months ended December 31, 2022, was primarily due to an increase in service revenue as a result of our increased installed base of products. Revenues outside of the United States represented 46.4% of total net revenues for the three months ended December 31, 2022, compared to 44.5% for the same period in the prior year.
Net Product Revenues. Net product revenues remained relatively flat for the three months ended December 31, 2022, from the comparable period in the prior year.
The following presents net product revenues by systems and software (in thousands):

	Three months ended December 31,
	2022	2021
Net product revenues
Systems revenue	$173,032	$180,157
Software revenue	167,526	162,992
Total net product revenue	$340,558	$343,149
Percentage of net product revenues
Systems revenue	50.8%	52.5%
Software revenue	49.2	47.5
Total net product revenue	100.0%	100.0%
Net Service Revenues. Net service revenues increased 4.6% for the three months ended December 31, 2022, from the comparable period in the prior year. The increase in service revenue was the result of increased purchases or renewals of maintenance contracts driven by additions to our installed base of products. In addition, we are starting to see the benefits of price increases put in place in fiscal 2022.

The following distributors of our products accounted for more than 10% of total net revenue:

	Three months ended December 31,
	2022	2021
Ingram Micro, Inc.	17.6%	18.7%
Synnex Corporation	13.6%	12.2%
The following distributors of our products accounted for more than 10% of total receivables:

	December 31, 2022	September 30, 2022
Ingram Micro, Inc.	—	12.9%
Synnex Corporation	13.1%	12.6%
Carahsoft Technology	—	16.2%
No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended December 31,
	2022	2021
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$98,855	$81,662
Services	56,152	53,411
Total	155,007	135,073
Gross profit	$545,371	$552,027
Percentage of net revenues and gross margin (as a percentage of related net revenue)
Products	29.0%	23.8%
Services	15.6	15.5
Total	22.1	19.7
Gross margin	77.9%	80.3%
Cost of Net Product Revenues. Cost of net product revenues consists of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, software-as-a-service infrastructure costs and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased $17.2 million, or 21.1% for the three months ended December 31, 2022, from the comparable period in the prior year. The increase in cost of net product revenues was primarily due to software product revenue growth. In addition, cost of product revenues increased due to component cost increases, expedite fees, and other sourcing-related costs in the first quarter of fiscal 2023, from the comparable period in the prior year.
Cost of Net Service Revenues. Cost of net service revenues consists of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three months ended December 31, 2022, cost of net service revenues as a percentage of net service revenues was 15.6%, compared to 15.5% for the comparable period in the prior year. Professional services headcount at the end of December 2022 increased to 1,082 from 1,037 at the end of December 2021.

	Three months ended December 31,
	2022	2021
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$233,105	$234,035
Research and development	142,323	130,271
General and administrative	69,991	65,661
Restructuring charges	8,740	7,909
Total	$454,159	$437,876
Operating expenses (as a percentage of net revenue)
Sales and marketing	33.3%	34.1%
Research and development	20.3	19.0
General and administrative	10.0	9.5
Restructuring charges	1.2	1.1
Total	64.8%	63.7%
Sales and Marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses remained relatively flat for the three months ended December 31, 2022, from the comparable period in the prior year. Sales and marketing headcount at the end of December 2022 increased to 2,490 from 2,430 at the end of December 2021. Sales and marketing expenses included stock-based compensation expense of $25.7 million for the three months ended December 31, 2022, compared to $26.8 million for the same period in the prior year.
Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased $12.1 million, or 9.3% for the three months ended December 31, 2022, from the comparable period in the prior year. For the three months ended December 31, 2022, personnel costs increased $11.8 million from the comparable period in the prior year due to growth in research and development headcount. Research and development headcount at the end of December 2022 increased to 2,165 from 1,947 at the end of December 2021. Research and development expenses included stock-based compensation expense of $18.5 million for the three months ended December 31, 2022, compared to $18.6 million for the same period in the prior year.
General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, facilities and depreciation expenses. General and administrative expenses increased $4.3 million, or 6.6% for the three months ended December 31, 2022, from the comparable period in the prior year. For the three months ended December 31, 2022, personnel costs increased $4.7 million, from the comparable period in the prior year due to growth in general and administrative headcount. General and administrative headcount at the end of December 2022 increased to 959 from 856 at the end of December 2021. General and administrative expenses included stock-based compensation expense of $11.0 million for the three months ended December 31, 2022, compared to $10.9 million for the same period in the prior year.
Restructuring Charges. In the first fiscal quarters of 2023 and 2022, we completed restructuring plans to align strategic and financial objectives and optimize resources for long term growth. As a result of these initiatives, we recorded restructuring charges of $8.7 million and $7.9 million related to a reduction in workforce that is reflected in our results for the three months ended December 31, 2022 and December 31, 2021, respectively.

	Three months ended December 31,
	2022	2021
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$91,212	$114,151
Other income (expense), net	4,702	(2,431)
Income before income taxes	95,914	111,720
Provision for income taxes	23,512	18,161
Net income	$72,402	$93,559
Other income and income taxes (as percentage of net revenue)
Income from operations	13.0%	16.6%
Other expense, net	0.7	(0.3)
Income before income taxes	13.7	16.3
Provision for income taxes	3.4	2.7
Net income	10.3%	13.6%
Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and expense and foreign currency transaction gains and losses. The increase in other income (expense), net for the three months ended December 31, 2022 was primarily due to an increase in foreign currency gains of $5.8 million compared to the same period in the prior year. In addition, interest income from our investments increased $3.0 million for the three months ended December 31, 2022 compared to the same period in the prior year. The increase in other income (expense), net for the three months ended December 31, 2022 was partially offset by an increase in interest expense of $1.8 million, compared to the prior year.
Provision for Income Taxes. The effective tax rate was 24.5% and 16.3% for the three months ended December 31, 2022 and 2021, respectively. The increase in the effective tax rate for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021 is primarily due to the tax impact of stock-based compensation and international operations.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at December 31, 2022 and September 30, 2022 were $205.6 million and $180.6 million, respectively. The net deferred tax assets include valuation allowances of $46.1 million as of December 31, 2022 and September 30, 2022, which are primarily related to certain state and foreign net operating losses and tax credit carryforwards.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $667.6 million as of December 31, 2022, compared to $894.1 million as of September 30, 2022, representing a decrease of $226.5 million. The decrease was primarily due to cash used for the voluntary prepayment of the Term Loan Facility, including the outstanding principal balance of $350.0 million, and all accrued, but unpaid interest outstanding of $3.0 million. In addition, $40.0 million of cash was used for the repurchase of outstanding common stock in the first quarter of fiscal 2023. The decrease in cash and investments for the first quarter of fiscal 2023 was partially offset by cash provided by operating activities of $157.6 million.

Cash provided by operating activities for the first three months of fiscal year 2023 resulted from net income of $72.4 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation, impairment and amortization charges. Cash provided by operating activities for the first quarter of fiscal 2023 increased from the comparable period in the prior year primarily due to an increase in cash received from customers, which partially offset strong billings for the quarter and an increase in the balance of accounts receivable.
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the risks detailed in Part 1, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. However, we anticipate our current cash, cash equivalents and investment balances, anticipated cash flows generated from operations, and available borrowing capacity on the Revolver Credit Facility will be sufficient to meet our liquidity needs.
Cash provided by investing activities was $61.9 million for the three months ended December 31, 2022, compared to cash used in investing activities of $42.0 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions and capital expenditures. The amount of cash provided by investing activities for the three months ended December 31, 2022 was primarily the result of $63.5 million in maturities of investments and $12.2 million in sales of investments, partially offset by $13.1 million in capital expenditures related to maintaining our operations worldwide.
Cash used in financing activities was $374.9 million for the three months ended December 31, 2022, compared to cash used in financing activities of $116.0 million for the same period in the prior year. Our financing activities for the three months ended December 31, 2022 primarily consisted of $350.0 million of cash used for the voluntary prepayment of the Term Loan Facility, as well as $40.0 million of cash used to repurchase shares. In addition, $7.0 million in cash was used for taxes related to net share settlement of equity awards. Cash used in financing activities was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $22.2 million.
On January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of December 31, 2022, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
Obligations and Commitments
As of December 31, 2022, our principal commitments consisted of obligations outstanding under operating leases and purchase obligations with one of the Company's component suppliers.
We lease our facilities under operating leases that expire at various dates through 2033. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
In October 2022, the Company entered into an unconditional purchase commitment with one of its suppliers for the delivery of systems components. Under the terms of the agreement, the Company is obligated to purchase $10 million of component inventory annually, with a total committed amount of $40 million over a four-year term. As of December 31, 2022, the Company has $1.8 million of remaining purchases under the first year of its commitment. Our total non-cancelable long-term purchase commitments outstanding as of December 31, 2022 was $31.8 million.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of December 31, 2022. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of December 31, 2022, 9% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
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
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three month period ended December 31, 2022, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2022.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
Item 1A.Risk Factors
There have been no material changes to our risk factors from those described in Part 1, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, which was filed with the Securities and Exchange Commission on November 15, 2022.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
On July 25, 2022, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This authorization is incremental to the existing $5.4 billion program, initially approved in October 2010 and expanded in subsequent fiscal years. Acquisitions for the share repurchase programs will be made from time to time in private transactions, accelerated share repurchase programs, or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of December 31, 2022, the Company had $1.2 billion remaining authorized to purchase shares under its share repurchase program.
Shares repurchased and retired for the three months ended December 31, 2022 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan[2]
October 1, 2022 — October 31, 2022	—	—	—	$1,272,488
November 1, 2022 — November 30, 2022	229,925	$150.18	181,296	$1,244,986
December 1, 2022 — December 31, 2022	82,126	$152.25	82,126	$1,232,483
(1)Includes 48,629 shares withheld from restricted stock units that vested in the first quarter of fiscal 2023 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
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

*     Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of February, 2023.

F5, INC.

By:	/s/ FRANCIS J. PELZER
Francis J. Pelzer
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)