Form 10-Q
period 2023-03-31
F5, INC.
filed 2023-05-05
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of April 28, 2023 was 60,468,009.

F5, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
F5, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2023	September 30, 2022
ASSETS
Current assets
Cash and cash equivalents	$734,544	$758,012
Short-term investments	20,710	126,554
Accounts receivable, net of allowances of $5,181 and $6,020	485,622	469,979
Inventories	50,745	68,365
Other current assets	533,554	489,314
Total current assets	1,825,175	1,912,224
Property and equipment, net	169,771	168,182
Operating lease right-of-use assets	216,293	227,475
Long-term investments	4,736	9,544
Deferred tax assets	235,109	183,365
Goodwill	2,288,635	2,259,282
Other assets, net	483,532	516,122
Total assets	$5,223,251	$5,276,194
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$69,952	$113,178
Accrued liabilities	295,533	309,819
Deferred revenue	1,160,118	1,067,182
Current portion of long-term debt	—	349,772
Total current liabilities	1,525,603	1,839,951
Deferred tax liabilities	3,401	2,781
Deferred revenue, long-term	636,194	624,398
Operating lease liabilities, long-term	259,916	272,376
Other long-term liabilities	72,578	67,710
Total long-term liabilities	972,089	967,265
Commitments and contingencies (Note 8)
Shareholders' equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 60,465 and 59,860 shares issued and outstanding	190,592	91,048
Accumulated other comprehensive loss	(22,977)	(26,176)
Retained earnings	2,557,944	2,404,106
Total shareholders' equity	2,725,559	2,468,978
Total liabilities and shareholders' equity	$5,223,251	$5,276,194
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Net revenues
Products	$340,581	$297,518	$681,139	$640,667
Services	362,594	336,706	722,414	680,657
Total	703,175	634,224	1,403,553	1,321,324
Cost of net revenues
Products	99,795	71,234	198,650	152,896
Services	55,859	55,125	112,011	108,536
Total	155,654	126,359	310,661	261,432
Gross profit	547,521	507,865	1,092,892	1,059,892
Operating expenses
Sales and marketing	233,076	228,826	466,181	462,861
Research and development	141,363	135,838	283,686	266,109
General and administrative	67,036	68,554	137,027	134,215
Restructuring charges	—	—	8,740	7,909
Total	441,475	433,218	895,634	871,094
Income from operations	106,046	74,647	197,258	188,798
Other income (expense), net	2,737	(1,934)	7,439	(4,365)
Income before income taxes	108,783	72,713	204,697	184,433
Provision for income taxes	27,347	16,477	50,859	34,638
Net income	$81,436	$56,236	$153,838	$149,795
Net income per share — basic	$1.35	$0.93	$2.55	$2.47
Weighted average shares — basic	60,330	60,573	60,211	60,693
Net income per share — diluted	$1.34	$0.92	$2.54	$2.43
Weighted average shares — diluted	60,691	61,405	60,537	61,661
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Net income	$81,436	$56,236	$153,838	$149,795
Other comprehensive income (loss):
Foreign currency translation adjustment	(266)	(79)	1,984	(596)
Available-for-sale securities:
Unrealized gains (losses) on securities, net of taxes of $118 and $(148) for the three months ended March 31, 2023 and 2022, respectively, and $232 and $(222) for the six months ended March 31, 2023 and 2022, respectively	1,060	(1,294)	1,827	(1,915)
Reclassification adjustment for realized losses included in net income, net of taxes of $58 and $12 for the three months ended March 31, 2023 and 2022, respectively, and $78 and $14 for the six months ended March 31, 2023 and 2022, respectively	(552)	(40)	(612)	(44)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	508	(1,334)	1,215	(1,959)
Total other comprehensive income (loss)	242	(1,413)	3,199	(2,555)
Comprehensive income	$81,678	$54,823	$157,037	$147,240
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	Three months ended March 31, 2022
Balances, December 31, 2021	60,711	$145,189	$(21,215)	$2,281,387	$2,405,361
Exercise of employee stock options	46	1,048	—	—	1,048
Issuance of restricted stock	334	—	—	—	—
Repurchase of common stock	(610)	(125,012)	—	—	(125,012)
Taxes paid related to net share settlement of equity awards	(16)	(3,222)	—	—	(3,222)
Stock-based compensation	—	64,130	—	—	64,130
Net income	—	—	—	56,236	56,236
Other comprehensive loss	—	—	(1,413)	—	(1,413)
Balances, March 31, 2022	60,465	$82,133	$(22,628)	$2,337,623	$2,397,128

	Three months ended March 31, 2023
Balances, December 31, 2022	60,117	$129,060	$(23,219)	$2,476,508	$2,582,349
Exercise of employee stock options	12	281	—	—	281
Issuance of restricted stock	355	—	—	—	—
Taxes paid related to net share settlement of equity awards	(19)	(2,788)	—	—	(2,788)
Stock-based compensation	—	64,039	—	—	64,039
Net income	—	—	—	81,436	81,436
Other comprehensive income	—	—	242	—	242
Balances, March 31, 2023	60,465	$190,592	$(22,977)	$2,557,944	$2,725,559

	Six months ended March 31, 2022
Balances, September 30, 2021	60,652	$192,458	$(20,073)	$2,187,828	$2,360,213
Exercise of employee stock options	96	2,303	—	—	2,303
Issuance of stock under employee stock purchase plan	169	26,325	—	—	26,325
Issuance of restricted stock	775	—	—	—	—
Repurchase of common stock	(1,148)	(250,023)	—	—	(250,023)
Taxes paid related to net share settlement of equity awards	(79)	(16,816)	—	—	(16,816)
Stock-based compensation	—	127,886	—	—	127,886
Net income	—	—	—	149,795	149,795
Other comprehensive loss	—	—	(2,555)	—	(2,555)
Balances, March 31, 2022	60,465	$82,133	$(22,628)	$2,337,623	$2,397,128

	Six months ended March 31, 2023
Balances, September 30, 2022	59,860	$91,048	$(26,176)	$2,404,106	$2,468,978
Exercise of employee stock options	26	716	—	—	716
Issuance of stock under employee stock purchase plan	179	21,745	—	—	21,745
Issuance of restricted stock	731	—	—	—	—
Repurchase of common stock	(263)	(40,005)	—	—	(40,005)
Taxes paid related to net share settlement of equity awards	(68)	(9,825)	—	—	(9,825)
Stock-based compensation	—	126,913	—	—	126,913
Net income	—	—	—	153,838	153,838
Other comprehensive income	—	—	3,199	—	3,199
Balances, March 31, 2023	60,465	$190,592	$(22,977)	$2,557,944	$2,725,559
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended March 31,
	2023	2022
Operating activities
Net income	$153,838	$149,795
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	126,913	127,886
Depreciation and amortization	54,817	59,798
Non-cash operating lease costs	20,231	19,363
Deferred income taxes	(49,492)	(15,832)
Impairment of assets	—	6,175
Other	1,878	(439)
Changes in operating assets and liabilities (excluding effects of the acquisition of businesses):
Accounts receivable	(14,317)	(72,777)
Inventories	17,620	(5,828)
Other current assets	(43,547)	(60,896)
Other assets	9,354	(27,893)
Accounts payable and accrued liabilities	(59,534)	(35,649)
Deferred revenue	102,933	99,303
Lease liabilities	(22,140)	(26,131)
Net cash provided by operating activities	298,554	216,875
Investing activities
Purchases of investments	(689)	(53,715)
Maturities of investments	95,773	96,349
Sales of investments	16,085	78,988
Acquisition of businesses, net of cash acquired	(35,006)	(67,911)
Purchases of property and equipment	(23,793)	(15,792)
Net cash provided by investing activities	52,370	37,919
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	22,461	28,628
Repurchase of common stock	(40,005)	(250,023)
Payments on term debt agreement	(350,000)	(10,000)
Taxes paid related to net share settlement of equity awards	(9,825)	(16,816)
Net cash used in financing activities	(377,369)	(248,211)
Net (decrease) increase in cash, cash equivalents and restricted cash	(26,445)	6,583
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,979	(997)
Cash, cash equivalents and restricted cash, beginning of period	762,207	584,333
Cash, cash equivalents and restricted cash, end of period	$738,741	$589,919
Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$27,200	$30,346
Cash paid for interest on long-term debt	2,970	2,383
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$9,577	$818
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
There have been no changes to the Company's significant accounting policies as of and for the three and six months ended March 31, 2023.
New Accounting Pronouncements
There have been no material changes in recently issued or adopted accounting standards from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
2. Revenue from Contracts with Customers
Capitalized Contract Acquisition Costs
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the six months ended March 31, 2023 and 2022 (in thousands):

	Six months ended March 31,
	2023	2022
Balance, beginning of period	$77,220	$77,836
Additional capitalized contract acquisition costs	13,123	18,530
Amortization of capitalized contract acquisition costs	(19,134)	(19,092)
Balance, end of period	$71,209	$77,274
Amortization of capitalized contract acquisition costs was $9.4 million and $9.7 million for the three months ended March 31, 2023 and 2022, respectively, and $19.1 million for the six months ended March 31, 2023 and 2022, and is recorded in Sales and Marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.
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
The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the six months ended March 31, 2023 and 2022 (in thousands):

	Six months ended March 31,
	2023	2022
Balance, beginning of period	$1,691,580	$1,489,841
Amounts added but not recognized as revenues	785,122	723,631
Deferred revenue acquired through acquisition of businesses	1,800	10,591
Revenues recognized related to the opening balance of deferred revenue	(682,190)	(624,327)
Balance, end of period	$1,796,312	$1,599,736
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. The composition of unsatisfied performance obligations consists mainly of deferred service revenue, and to a lesser extent, deferred product revenue, for which the Company has an obligation to perform, and has not yet recognized as revenue in the consolidated financial statements. As of March 31, 2023, the total non-cancelable remaining performance obligations under the Company's contracts with customers was $1.8 billion and the Company expects to recognize revenues on approximately 64.6% of these remaining performance obligations over the next 12 months, 22.5% in year two, and the remaining balance thereafter.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements at March 31, 2023 and September 30, 2022, were as follows (in thousands):

			Gross Unrealized			Classification on Balance Sheet
As of March 31, 2023	Fair Value Level	Cost or Amortized Cost	Gains	Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Changes in fair value recorded in other comprehensive income (loss)
Money Market Funds	Level 1	$160,242	$—	$—	$160,242	$160,242	$—	$—
Corporate bonds and notes	Level 2	15,044	—	(260)	14,784	—	14,012	772
Municipal bonds and notes	Level 2	2,172	—	(59)	2,113	—	2,113	—
U.S. government securities	Level 2	4,361	—	(60)	4,301	1,463	2,838	—
U.S. government agency securities	Level 2	1,784	—	(37)	1,747	—	1,747	—
Total debt investments		$183,603	$—	$(416)	$183,187	$161,705	$20,710	$772
Changes in fair value recorded in other net income (expense)
Equity investments	*				$3,964	$—	$—	$3,964
Total equity investments					3,964	—	—	3,964
Total investments					$187,151	$161,705	$20,710	$4,736
 * The fair value of this equity investment is measured at net asset value (NAV) which approximates fair value and is not classified within the fair value hierarchy.

			Gross Unrealized			Classification on Balance Sheet
As of September 30, 2022	Fair Value Level	Cost or Amortized Cost	Gains	Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Changes in fair value recorded in other comprehensive income (loss)
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
Interest income from investments was not material for the three and six months ended March 31, 2023 and 2022. Interest income is included in other income (expense), net on the Company's consolidated income statements. Unrealized losses on investments held for a period greater than 12 months at March 31, 2023 and September 30, 2022 were not material.
The Company invests in debt securities that are rated investment grade. The Company reviews the individual debt securities in its portfolio to determine whether a credit loss exists by comparing the extent to which the fair value is less than the amortized cost and considering any changes to ratings of a debt security by a ratings agency. The Company determined that as of March 31, 2023, there were no credit losses on any investments within its portfolio.
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
The Company did not recognize any impairment charges related to its intangible assets during the three months ended March 31, 2023 and 2022, or in the six months ended March 31, 2023. In the first quarter of fiscal 2022, as a result of a planned change in the use of the asset, the Company recorded an impairment of $6.2 million against the Shape trade name intangible asset, which was reflected in the Sales and Marketing line item on the Company's consolidated income statement.
During the three and six months ended March 31, 2023 and 2022, the Company did not recognize any impairment charges related to goodwill or long-lived assets.
4. Business Combinations
Fiscal Year 2023 Acquisition of Lilac Cloud, Inc.
On January 22, 2023, the Company entered into a Merger Agreement (the “Lilac Merger Agreement”) with Lilac Cloud, Inc. ("Lilac"), a provider of innovative application delivery services. The transaction closed on February 1, 2023 with Lilac becoming a wholly-owned subsidiary of F5. The addition of Lilac’s Content Delivery Network ("CDN") technologies will enhance F5’s portfolio of solutions that secure and optimize any application and Application Programming Interface ("API") anywhere. The acquisition of Lilac did not have a material impact to the Company's operating results.
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
5. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows for the periods presented (in thousands):

	March 31, 2023	September 30, 2022
Cash and cash equivalents	$734,544	$758,012
Restricted cash included in other assets, net	4,197	4,195
Total cash, cash equivalents and restricted cash	$738,741	$762,207
Inventories
Inventories consist of the following (in thousands):

	March 31, 2023	September 30, 2022
Finished goods	$9,697	$10,164
Raw materials	41,048	58,201
	$50,745	$68,365

Other Current Assets
Other current assets consist of the following (in thousands):

	March 31, 2023	September 30, 2022
Unbilled receivables	$339,029	$319,707
Prepaid expenses	87,430	57,340
Capitalized contract acquisition costs	33,031	34,658
Other[1]	74,064	77,609
	$533,554	$489,314
(1)     As of March 31, 2023 and September 30, 2022, includes a deposit of $47.5 million and $57.0 million, respectively, used to support the working capital needs of the Company’s primary contract manufacturer's procurement of components used in the manufacturing of system hardware.
Other Assets
Other assets, net consist of the following (in thousands):

	March 31, 2023	September 30, 2022
Intangible assets	$178,099	$200,288
Unbilled receivables	216,244	224,780
Capitalized contract acquisition costs	38,178	42,561
Other	51,011	48,493
	$483,532	$516,122
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2023	September 30, 2022
Payroll and benefits	$162,588	$165,437
Operating lease liabilities, current	43,215	42,523
Income and other tax accruals	38,375	41,217
Other	51,355	60,642
	$295,533	$309,819
Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	March 31, 2023	September 30, 2022
Income taxes payable	$64,151	$59,553
Other	8,427	8,157
	$72,578	$67,710
6. Debt Facilities
Term Credit Agreement
In connection with the acquisition of Shape, on January 24, 2020, the Company entered into a Term Credit Agreement ("Term Credit Agreement") with certain institutional lenders that provides for a senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the "Term Loan Facility"). The Term Loan Facility had an original maturity date of January 24, 2023 with quarterly installments equal to 1.25% of the original principal amount. Borrowings under the Term Loan Facility bore interest at a rate equal to LIBOR, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio. The proceeds from the Term Loan Facility were primarily used to finance the acquisition of Shape and related expenses. In connection with the Term Loan Facility, the Company incurred $2.2 million in debt issuance costs, which were recorded as a reduction to the carrying value of the principal amount of the debt.

On December 15, 2022, the Company voluntarily prepaid, in full, all borrowings under the Term Loan Facility, including the outstanding principal balance of $350.0 million, and all accrued, but unpaid interest outstanding of $3.0 million. All remaining debt issuance costs were amortized to interest expense associated with the prepayment. As a result of the payoff of its Term Loan Facility, the Company was released of any and all obligations, maintenance of covenants, and indebtedness under the Term Credit Agreement. The weighted average interest rate on the principal amount under the Term Loan Facility outstanding balance was 4.072% for the period of October 1, 2022 to December 15, 2022.
As of September 30, 2022, $350.0 million of principal amount under the Term Loan Facility was outstanding, excluding unamortized debt issuance costs of $0.2 million. The weighted average interest rate on the principal amount under the Term Loan Facility outstanding balance was 1.282% for the three and six months ended March 31, 2022, respectively.
Revolving Credit Agreement
On January 31, 2020, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). The Company has the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. The Revolving Credit Agreement also requires payment of a commitment fee calculated at a rate per annum of 0.125% to 0.300% depending on the Company's leverage ratio on the undrawn portion of the Revolving Credit Facility. Commitment fees incurred during the three and six months ended March 31, 2023 were not material.
The Revolving Credit Facility matures on January 31, 2025, at which time any remaining outstanding principal of borrowings under the Revolving Credit Facility is due. The Company has the option to request up to two extensions of the maturity date in each case for an additional period of one year. Among certain affirmative and negative covenants provided in the Revolving Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. As of March 31, 2023, the Company was in compliance with all covenants. As of March 31, 2023, there were no outstanding borrowings under the Revolving Credit Facility, and the Company had available borrowing capacity of $350.0 million.
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
The components of the Company's operating lease expenses for the three and six months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Operating lease expense	$12,181	$11,870	$24,697	$23,784
Short-term lease expense	744	619	1,399	1,175
Variable lease expense	5,650	6,034	10,986	12,278
Total lease expense	$18,575	$18,523	$37,082	$37,237
Variable lease expense primarily consists of common area maintenance, real estate taxes and parking expenses.

Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

	March 31, 2023	September 30, 2022
Operating lease right-of-use assets, net	$216,293	$227,475

Operating lease liabilities, current[1]	43,215	42,523
Operating lease liabilities, long-term	259,916	272,376
Total operating lease liabilities	$303,131	$314,899

Weighted average remaining lease term (in years)	8.8	9.2
Weighted average discount rate	2.73%	2.66%
(1)Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheets.
As of March 31, 2023, the future operating lease payments for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2023 (remainder)	$25,738
2024	49,002
2025	41,249
2026	31,530
2027	30,310
2028	28,444
Thereafter	138,797
Total lease payments	345,070
Less: imputed interest	(41,939)
Total lease liabilities	$303,131
Operating lease liabilities above do not include sublease income. As of March 31, 2023, the Company expects to receive sublease income of approximately $18.3 million, which consists of $3.9 million to be received for the remainder of fiscal 2023 and $14.4 million to be received over the three fiscal years thereafter. There were no impairments against right-of-use assets for the three and six months ended March 31, 2023 and 2022.
As of March 31, 2023, the Company had no significant operating leases that were executed but not yet commenced.
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of March 31, 2023 and September 30, 2022 were not material.

Commitments
In October 2022, the Company entered into an unconditional purchase commitment with one of its suppliers for the delivery of systems components. Under the terms of the agreement, the Company is obligated to purchase $10 million of component inventory annually, with a total committed amount of $40 million over a four-year term. As of March 31, 2023, the Company has $1.2 million of remaining purchases under the first year of its commitment. The Company's total non-cancelable long-term purchase commitments outstanding as of March 31, 2023 was $31.2 million.
The Company leases its facilities under operating leases that expire at various dates through 2033. There have been no material changes in the Company's lease obligations compared to those discussed in Note 7 to its annual consolidated financial statements.
Legal Proceedings
Lynwood Investment CY Limited v. F5 Networks et al.
On June 8, 2020, Lynwood Investment CY Limited (“Lynwood”) filed a lawsuit in the United States District Court for the Northern District of California against the Company and certain affiliates, along with other defendants. In its complaint, Lynwood claims to be the assignee of all rights and interests of Rambler Internet Holding LLC (“Rambler”), and alleges that the intellectual property in the NGINX software originally released by the co-founder of NGINX in 2004 belongs to Rambler (and therefore Lynwood, by assignment) because the software was created and developed while the co-founder was employed by Rambler. Lynwood asserted 26 causes of action against the various defendants, including copyright infringement, violation of trademark law, tortious interference, conspiracy, and fraud. The complaint sought damages, disgorgement of profits, declarations of copyright and trademark ownership, trademark cancellations, and injunctive relief. Lynwood also initiated several trademark opposition and cancellation proceedings before the Trademark Trial and Appeal Board of the United States Patent and Trademark Office, which have all since been suspended.
In August and October 2020, the Company and the other defendants filed motions to dismiss Lynwood’s case. On March 25 and 30, 2021, the Court granted the Company’s and the other defendants’ motions to dismiss with leave to amend. Lynwood filed its amended complaint on April 29, 2021, seeking the same relief against the Company and other defendants. On May 27, 2021, the Company and other defendants filed a consolidated motion to dismiss.
The Court granted the consolidated motion to dismiss without leave to amend on August 16, 2022 and entered final judgment against Lynwood on September 9, 2022. On September 14, 2022, Lynwood filed a notice of appeal to the Ninth Circuit Court of Appeals to appeal the dismissal. Lynwood filed its opening brief on December 16, 2022. The Company filed its opening appellate brief on April 10, 2023. Lynwood’s reply brief is due May 31, 2023.
Following the Court’s order granting the consolidated motion to dismiss and final judgment in the Company’s favor, on September 30, 2022, the Company filed a motion for an award of attorneys’ fees and costs incurred in defending against Lynwood’s claim of direct copyright infringement and related claims that were dismissed by the Court. The Company’s motion for attorneys’ fees was granted on December 19, 2022 and after further briefing, the Court ruled on April 11, 2023 that the Company is entitled to an award of $0.8 million in attorneys’ fees.
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
The effective tax rate was 25.1% and 24.8% for the three and six months ended March 31, 2023, respectively, compared to 22.7% and 18.8% for the three and six months ended March 31, 2022, respectively. The change in the effective tax rate for the three and six months ended March 31, 2023, as compared to the three and six months ended March 31, 2022, is primarily due to the tax impact of stock-based compensation.
At March 31, 2023, the Company had $70.5 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2018. Major jurisdictions where there are wholly owned subsidiaries of F5, Inc. which require income tax filings include the United Kingdom, Singapore, Israel, and India. The earliest periods open for review by local taxing authorities are fiscal years 2020 for the United Kingdom, 2018 for Singapore, 2013 for Israel, and 2019 for India. The Company is currently under audit by various states for fiscal years 2015 through 2021, and by various foreign jurisdictions including Germany for fiscal years 2016 to 2019, India for fiscal years 2019 to 2020, Israel for fiscal years 2013 to 2017, Saudi Arabia for fiscal years 2015 to 2020, and Singapore for fiscal years 2019 to 2020.
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
The following table summarizes the Company's repurchases and retirements of its common stock under its Stock Repurchase Program (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Shares repurchased	—	610	263	1,148
Average price per share	$—	$204.96	$151.87	$217.71
Amount repurchased	$—	$125,012	$40,005	$250,023
As of March 31, 2023, the Company had $1,232 million remaining authorized to purchase shares under its share repurchase program.

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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Numerator
Net income	$81,436	$56,236	$153,838	$149,795
Denominator
Weighted average shares outstanding — basic	60,330	60,573	60,211	60,693
Dilutive effect of common shares from stock options and restricted stock units	361	832	326	968
Weighted average shares outstanding — diluted	60,691	61,405	60,537	61,661
Basic net income per share	$1.35	$0.93	$2.55	$2.47
Diluted net income per share	$1.34	$0.92	$2.54	$2.43
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were not material for the three and six months ended March 31, 2023 and 2022.
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
The following presents revenues by geographic region (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Americas:
United States	$359,906	$339,231	$735,654	$720,520
Other	23,197	19,324	49,607	41,026
Total Americas	383,103	358,555	785,261	761,546
EMEA	190,439	156,374	374,554	318,435
Asia Pacific	129,633	119,295	243,738	241,343
	$703,175	$634,224	$1,403,553	$1,321,324

The Company continues to offer its products through a range of consumption models, from physical systems to software solutions and managed services. The following presents net product revenues by systems and software (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Net product revenues
Systems revenue	$208,689	$145,975	$381,721	$326,132
Software revenue	131,892	151,543	299,418	314,535
Total net product revenue	$340,581	$297,518	$681,139	$640,667
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Ingram Micro, Inc.	16.5%	20.3%	17.1%	19.5%
Synnex Corporation	14.7%	14.3%	14.2%	13.2%
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	March 31, 2023	September 30, 2022
United States	$128,440	$134,699
EMEA	23,399	17,376
Other countries	17,932	16,107
	$169,771	$168,182
13. Restructuring Charges
In the first quarters of fiscal 2023 and 2022, the Company initiated restructuring plans to match strategic and financial objectives and optimize resources for long term growth, including a reduction in force program. In the first quarter of fiscal 2023, the Company recorded a restructuring charge of $8.7 million. The Company does not expect to record any significant future charges related to the first quarter of fiscal 2023 restructuring plan. In the first quarter of fiscal 2022, the Company recorded a restructuring charge of $7.9 million. The Company did not record any significant subsequent charges related to the first quarter of fiscal 2022 restructuring plan.
During the six months ended March 31, 2023 and 2022, the following activity was recorded (in thousands):

	Six months ended March 31,
	2023	2022
Employee Severance, Benefits and Related Costs
Accrued expenses, beginning of period	$—	$—
Restructuring charges	8,740	7,909
Cash payments	(8,130)	(6,644)
Accrued expenses, end of period	$610	$1,265

14. Subsequent Events
On April 19, 2023, the Company initiated a restructuring plan to better align strategic and financial objectives, optimize operations, and drive efficiencies for long-term growth and profitability, including a reduction in force affecting approximately 620 employees, or approximately 9% of the Company’s global workforce as of April 19, 2023.
The Company expects it will incur approximately $45.0 million in severance benefits costs related to restructuring and other charges related to these actions in fiscal year 2023. The Company will also reduce some of its leased facilities space, consisting of lease termination and other facility costs. The Company is not able to estimate the cost of the reductions to leased facilities at this time.
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
We monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products, feature enhancements and consumption models are indicators of future trends. We also consider overall revenue concentration by geographic region as an additional indicator of current and future trends. Toward the end of fiscal 2022, and continuing through the first half of fiscal 2023, we saw changes in customer buying patterns due to the uncertain macroeconomic environment. In our second quarter of fiscal 2023, the impact of these buying patterns have led to softer demand in customer orders for both our software and systems products and services. We believe the current demand environment is temporary based on several factors, notably our products and services unique market position relative to our peers, the softer demand being a matter of customer budget constraints rather than competitive pressures or architectural shifts, and our stronger than normal maintenance renewals, which signal delays in purchases rather than decisions, which are typical indicators we have witnessed in times of macroeconomic uncertainty. We will continue to closely monitor the macroeconomic environment and its impacts on our business.
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
•Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The decrease in cash and investments for the first six months of fiscal year 2023 was primarily due to cash used for the voluntary prepayment of the Term Loan Facility, including the outstanding principal balance of $350.0 million, and all accrued, but unpaid interest outstanding of $3.0 million. In addition, $40.0 million of cash was used for the repurchase of outstanding common stock in the first quarter of fiscal 2023. The decrease was partially offset by cash provided by operating activities of $298.6 million. Going forward, we believe the primary driver of cash flows will be net income from operations. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. Additionally, on January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of March 31, 2023, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
•Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in the second quarter of fiscal year 2023 due to the growth of our subscriptions business. Our days sales outstanding for the second quarter of fiscal year 2023 was 62. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
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
Impact of Current Macroeconomic Conditions
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on customer behavior. Worsening economic conditions, including inflation, higher interest rates, slower growth, fluctuations in foreign exchange rates, and developments related to the COVID-19 pandemic, and other changes in economic conditions, may adversely affect our results of operations and financial performance. For further discussion of the potential impacts of recent macroeconomic events on our business, financial condition, and operating results, see Part 1, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q.

Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
	(in thousands, except percentages)
Net revenues
Products	$340,581	$297,518	$681,139	$640,667
Services	362,594	336,706	722,414	680,657
Total	$703,175	$634,224	$1,403,553	$1,321,324
Percentage of net revenues
Products	48.4%	46.9%	48.5%	48.5%
Services	51.6	53.1	51.5	51.5
Total	100.0%	100.0%	100.0%	100.0%
Net Revenues. Total net revenues increased 10.9% and 6.2% for the three and six months ended March 31, 2023, respectively, from the comparable periods in the prior year. The increase in total net revenues for the three months ended March 31, 2023 was primarily due to an increase in product revenue from stronger systems sales through greater availability of product compared to supply constraints in the previous year. In addition, service revenue increased largely based on continued growth in maintenance contract renewals. Overall revenue growth for the six months ended March 31, 2023 was primarily due to increases in both product and service revenue. International revenues represented 48.8% and 47.6% of total net revenues for the three and six months ended March 31, 2023, respectively, compared to 46.5% and 45.5% for the same periods in the prior year, respectively.
Net Product Revenues. Net product revenues increased 14.5% and 6.3% for the three and six months ended March 31, 2023, respectively, from the comparable periods in the prior year. The increase in net product revenues for the three months ended March 31, 2023 was primarily due to an increase in systems revenue, partially offset by a decrease in software revenue from a decline in sales of new term-based subscriptions. The increase in net product revenues for the six months ended March 31, 2023 was due to an increase in systems revenue compared to the same period in the prior year.
The following presents net product revenues by systems and software:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
	(in thousands, except percentages)
Net product revenues
Systems revenue	$208,689	$145,975	$381,721	$326,132
Software revenue	131,892	151,543	299,418	314,535
Total net product revenue	$340,581	$297,518	$681,139	$640,667
Percentage of net product revenues
Systems revenue	61.3%	49.1%	56.0%	50.9%
Software revenue	38.7	50.9	44.0	49.1
Total net product revenue	100.0%	100.0%	100.0%	100.0%
Net Service Revenues. Net service revenues increased 7.7% and 6.1% for the three and six months ended March 31, 2023, respectively, from the comparable periods in the prior year. The increase in net service revenues for the three and six months ended March 31, 2023 was the result of increased purchases or renewals of maintenance contracts driven by delayed purchase decisions in new product purchases by our install base and additions to our installed base of products. In addition, we are starting to see the benefits of price increases put in place in fiscal 2022.

The following distributors of our products accounted for more than 10% of total net revenue:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Ingram Micro, Inc.	16.5%	20.3%	17.1%	19.5%
Synnex Corporation	14.7%	14.3%	14.2%	13.2%
The following distributors of our products accounted for more than 10% of total receivables:

	March 31, 2023	September 30, 2022
Ingram Micro, Inc.	—	12.9%
Synnex Corporation	13.9%	12.6%
Carahsoft Technology	—	16.2%
No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$99,795	$71,234	$198,650	$152,896
Services	55,859	55,125	112,011	108,536
Total	155,654	126,359	310,661	261,432
Gross profit	$547,521	$507,865	$1,092,892	$1,059,892
Percentage of net revenues and gross margin (as a percentage of related net revenue)
Products	29.3%	23.9%	29.2%	23.9%
Services	15.4	16.4	15.5	15.9
Total	22.1	19.9	22.1	19.8
Gross margin	77.9%	80.1%	77.9%	80.2%
Cost of Net Product Revenues. Cost of net product revenues consists of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, software-as-a-service infrastructure costs and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased $28.6 million, or 40.1% for the three months ended March 31, 2023 and increased $45.8 million, or 29.9% for the six months ended March 31, 2023 from the comparable periods in the prior year. The increase in cost of net product revenues was primarily due to systems product revenue growth for the three and six months ended March 31, 2023 from the comparable periods in the prior year. In addition, cost of product revenues increased due to component cost increases, expedite fees, and other sourcing-related costs in the first half of fiscal 2023, from the comparable period in the prior year.
Cost of Net Service Revenues. Cost of net service revenues consists of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and six months ended March 31, 2023, cost of net service revenues as a percentage of net service revenues was 15.4% and 15.5%, respectively, compared to 16.4% and 15.9% for the comparable periods in the prior year, respectively. Professional services headcount at the end of March 2023 increased to 1,072 from 1,059 at the end of March 2022.

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$233,076	$228,826	$466,181	$462,861
Research and development	141,363	135,838	283,686	266,109
General and administrative	67,036	68,554	137,027	134,215
Restructuring charges	—	—	8,740	7,909
Total	$441,475	$433,218	$895,634	$871,094
Operating expenses (as a percentage of net revenue)
Sales and marketing	33.2%	36.1%	33.2%	35.0%
Research and development	20.1	21.4	20.2	20.1
General and administrative	9.5	10.8	9.8	10.2
Restructuring charges	—	—	0.6	0.6
Total	62.8%	68.3%	63.8%	65.9%
Sales and Marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses increased $4.3 million, or 1.9% for the three months ended March 31, 2023 and increased $3.3 million, or 0.7% for the six months ended March 31, 2023 from the comparable periods in the prior year. The increase in sales and marketing expense for the three months ended March 31, 2023 was primarily due to an increase of $6.7 million in commissions from the comparable period in the prior year. The increase in sales and marketing expense for the six months ended March 31, 2023 was primarily due to an increase of $8.0 million in employee travel and customer outreach as well as an increase in commissions of $6.6 million from the comparable period in the prior year. The increase in sales and marketing expense for the six months ended March 31, 2023 was partially offset by a decrease in marketing spend of $4.0 million as part of cost reductions implemented by management. In addition, sales and marketing expenses for the first quarter of fiscal 2022 included an impairment charge of $6.2 million related to the write-off of the Shape trade name intangible asset which offset the year-over-year increase. Sales and marketing headcount at the end of March 2023 increased to 2,480 from 2,437 at the end of March 2022. Sales and marketing expenses included stock-based compensation expense of $26.9 million and $52.6 million for the three and six months ended March 31, 2023, respectively, compared to $27.6 million and $54.4 million for the same periods in the prior year, respectively.
Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased $5.5 million, or 4.1% for the three months ended March 31, 2023 and increased $17.6 million, or 6.6% for the six months ended March 31, 2023 from the comparable periods in the prior year. The increase in research and development expense for the three months ended March 31, 2023 was primarily due to an increase of $5.3 million in personnel costs from the comparable period in the prior year. The increase in research and development expense for the six months ended March 31, 2023 was primarily related to an increase of $17.1 million in personnel costs from the comparable period in the prior year. Research and development headcount at the end of March 2023 increased to 2,212 from 2,019 at the end of March 2022. Research and development expenses included stock-based compensation expense of $18.7 million and $37.2 million for the three and six months ended March 31, 2023, respectively, compared to $18.2 million and $36.8 million for the same periods in the prior year, respectively.
General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, facilities and depreciation expenses. General and administrative expenses decreased $1.5 million, or 2.2% for the three months ended March 31, 2023 and increased $2.8 million, or 2.1% for the six months ended March 31, 2023 from the comparable periods in the prior year. General and administrative headcount at the end of March 2023 increased to 972 from 905 at the end of March 2022. General and administrative expenses included stock-based compensation expense of $10.9 million and $21.9 million for the three and six months ended March 31, 2023, respectively, compared to $10.9 million and $21.8 million for the same periods in the prior year, respectively.
Restructuring Charges. In the first fiscal quarters of 2023 and 2022, we completed restructuring plans to align strategic and financial objectives and optimize resources for long term growth. As a result of these initiatives, we recorded restructuring charges of $8.7 million and $7.9 million related to a reduction in workforce that is reflected in our results for the six months ended March 31, 2023 and 2022, respectively.

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$106,046	$74,647	$197,258	$188,798
Other income (expense), net	2,737	(1,934)	7,439	(4,365)
Income before income taxes	108,783	72,713	204,697	184,433
Provision for income taxes	27,347	16,477	50,859	34,638
Net income	$81,436	$56,236	$153,838	$149,795
Other income and income taxes (as percentage of net revenue)
Income from operations	15.1%	11.8%	14.1%	14.3%
Other expense, net	0.4	(0.3)	0.5	(0.3)
Income before income taxes	15.5	11.5	14.6	14.0
Provision for income taxes	3.9	2.6	3.6	2.7
Net income	11.6%	8.9%	11.0%	11.3%
Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and expense and foreign currency transaction gains and losses. The increase in other income (expense), net for the three months ended March 31, 2023 was primarily due to an increase in interest income of $2.7 million from our investments and a decrease in interest expense of $1.3 million compared to the same period in the prior year. The increase in other income (expense), net for the six months ended March 31, 2023 was primarily due to an increase in foreign currency gains of $6.6 million and an increase in interest income of $5.7 million from our investments compared to the same period in the prior year.
Provision for Income Taxes. The effective tax rate was 25.1% and 24.8% for the three and six months ended March 31, 2023, respectively, compared to 22.7% and 18.8% for the three and six months ended March 31, 2022, respectively. The change in the effective tax rate for the three and six months ended March 31, 2023, as compared to the three and six months ended March 31, 2022, is primarily due to the tax impact of stock-based compensation.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at March 31, 2023 and September 30, 2022 were $231.7 million and $180.6 million, respectively. The net deferred tax assets include valuation allowances of $46.7 million and $46.1 million as of March 31, 2023 and September 30, 2022, respectively, which are primarily related to certain state and foreign net operating losses and tax credit carryforwards.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $760.0 million as of March 31, 2023, compared to $894.1 million as of September 30, 2022, representing a decrease of $134.1 million. The decrease was primarily due to cash used for the voluntary prepayment of the Term Loan Facility, including the outstanding principal balance of $350.0 million, and all accrued, but unpaid interest outstanding of $3.0 million. In addition, $40.0 million of cash was used for the repurchase of outstanding common stock in the first quarter of fiscal 2023. The decrease was partially offset by cash provided by operating activities of $298.6 million for the six months ended March 31, 2023.

Cash provided by operating activities for the first six months of fiscal year 2023 resulted from net income of $153.8 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation, impairment and amortization charges. Cash provided by operating activities for the first six months of fiscal year 2023 increased from the comparable period in the prior year primarily due to an increase in cash received from customers, which partially offset strong billings and an increase in the balance of accounts receivable.
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the risks detailed in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q. However, we anticipate our current cash, cash equivalents and investment balances, anticipated cash flows generated from operations, and available borrowing capacity on the Revolver Credit Facility will be sufficient to meet our liquidity needs.
Cash provided by investing activities was $52.4 million for the six months ended March 31, 2023, compared to cash provided by investing activities of $37.9 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions and capital expenditures. The amount of cash provided by investing activities for the six months ended March 31, 2023 was primarily the result of $95.8 million in maturities of investments and $16.1 million in sales of investments, partially offset by $35.0 million in cash paid for acquisitions and $23.8 million in capital expenditures related to maintaining our operations worldwide.
Cash used in financing activities was $377.4 million for the six months ended March 31, 2023, compared to cash used in financing activities of $248.2 million for the same period in the prior year. Our financing activities for the six months ended March 31, 2023 primarily consisted of $350.0 million of cash used for the voluntary prepayment of the Term Loan Facility, as well as $40.0 million of cash used to repurchase shares. In addition, $9.8 million in cash was used for taxes related to net share settlement of equity awards. Cash used in financing activities was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $22.5 million.
On January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of March 31, 2023, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
Obligations and Commitments
As of March 31, 2023, our principal commitments consisted of obligations outstanding under operating leases and purchase obligations with one of our component suppliers.
We lease our facilities under operating leases that expire at various dates through 2033. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
In October 2022, we entered into an unconditional purchase commitment with one of our suppliers for the delivery of systems components. Under the terms of the agreement, we are obligated to purchase $10 million of component inventory annually, with a total committed amount of $40 million over a four-year term. As of March 31, 2023, we have $1.2 million of remaining purchases under the first year of our commitment. Our total non-cancelable long-term purchase commitments outstanding as of March 31, 2023 was $31.2 million.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of March 31, 2023. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of March 31, 2023, 3% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
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
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the six month period ended March 31, 2023, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2022.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Continued macroeconomic downturns or uncertainties may harm our industry, business, and results of operations.
We operate globally and as a result, our business, revenues, and profitability may be impacted global macroeconomic conditions. The continuing adverse global macroeconomic conditions and related market uncertainties have, among other things, softened customer demand and customer purchase decisions, which may in turn, limit our ability to forecast future business activities involving our products and services. Prolonged adverse macroeconomic conditions both in the U.S. and abroad, including, but not limited to, rising interest rates to combat inflationary pressures of goods and services, challenges in the financial and credit markets, labor shortages, supply chain disruptions, trade uncertainty, adverse changes in global taxation and tariffs, sanctions, outbreaks of pandemic diseases such as COVID-19, political unrest and social strife, armed conflicts, such as the Russian invasion of Ukraine, or other impacts from the macroeconomic environment have led to a slowing of global economic growth. Continued worsening of macroeconomic conditions could adversely affect our business, financial condition, results of operations and cash flows through, among others, softer demand of our products and services as well as unfavorable increases to our operating costs, which could negatively impact our profitability.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
On July 25, 2022, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This authorization is incremental to the existing $5.4 billion program, initially approved in October 2010 and expanded in subsequent fiscal years. Acquisitions for the share repurchase programs will be made from time to time in private transactions, accelerated share repurchase programs, or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of March 31, 2023, the Company had $1.2 billion remaining authorized to purchase shares under its share repurchase program.

Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits

Exhibit Number		Exhibit Description

10.1	—	F5, Inc. Incentive Plan, as amended and restated (1) §

10.2	—	F5, Inc. Employee Stock Purchase Plan, as amended and restated (2) §

10.3	—	Severance Agreement by Haiyan Song and F5, Inc. (3) §

10.4	—	F5, Inc. Assumed Lilac Cloud 2018 Equity Incentive Plan (4) §

10.5	—	F5, Inc. Lilac Acquisition Equity Incentive Plan (5) §

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*     Filed herewith.
§ Indicates a management contract or compensatory plan or arrangement.
(1) Incorporated by reference to Exhibit 10.1 on Current Report on Form 8-K filed with the SEC on March 10, 2023.
(2) Incorporated by reference to Exhibit 10.2 on Current Report on Form 8-K filed with the SEC on March 10, 2023.
(3) Incorporated by reference to Exhibit 10.1 on Current Report on Form 8-K filed with the SEC on January 9, 2023.
(4) Incorporated by reference to Exhibit 99.1 on Form S-8 filed with the SEC on February 2, 2023.
(5) Incorporated by reference to Exhibit 99.2 on Form S-8 filed with the SEC on February 2, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of May, 2023.

F5, INC.

By:	/s/ FRANCIS J. PELZER
Francis J. Pelzer
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)