Form 10-Q
period 2023-06-30
F5, INC.
filed 2023-08-04
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of July 27, 2023 was 59,306,423.

F5, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
F5, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2023	September 30, 2022
ASSETS
Current assets
Cash and cash equivalents	$677,498	$758,012
Short-term investments	13,109	126,554
Accounts receivable, net of allowances of $5,172 and $6,020	439,518	469,979
Inventories	46,102	68,365
Other current assets	537,557	489,314
Total current assets	1,713,784	1,912,224
Property and equipment, net	171,147	168,182
Operating lease right-of-use assets	204,196	227,475
Long-term investments	5,887	9,544
Deferred tax assets	271,171	183,365
Goodwill	2,288,678	2,259,282
Other assets, net	464,293	516,122
Total assets	$5,119,156	$5,276,194
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$65,499	$113,178
Accrued liabilities	274,255	309,819
Deferred revenue	1,149,787	1,067,182
Current portion of long-term debt	—	349,772
Total current liabilities	1,489,541	1,839,951
Deferred tax liabilities	3,883	2,781
Deferred revenue, long-term	641,647	624,398
Operating lease liabilities, long-term	250,077	272,376
Other long-term liabilities	76,505	67,710
Total long-term liabilities	972,112	967,265
Commitments and contingencies (Note 8)
Shareholders' equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 59,296 and 59,860 shares issued and outstanding	32,519	91,048
Accumulated other comprehensive loss	(21,936)	(26,176)
Retained earnings	2,646,920	2,404,106
Total shareholders' equity	2,657,503	2,468,978
Total liabilities and shareholders' equity	$5,119,156	$5,276,194
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Net revenues
Products	$328,175	$326,482	$1,009,314	$967,149
Services	374,467	348,006	1,096,881	1,028,663
Total	702,642	674,488	2,106,195	1,995,812
Cost of net revenues
Products	87,940	73,558	286,590	226,454
Services	53,743	57,175	165,754	165,711
Total	141,683	130,733	452,344	392,165
Gross profit	560,959	543,755	1,653,851	1,603,647
Operating expenses
Sales and marketing	207,202	226,731	673,383	689,592
Research and development	128,765	138,737	412,451	404,846
General and administrative	64,775	70,823	201,802	205,038
Restructuring charges	56,648	—	65,388	7,909
Total	457,390	436,291	1,353,024	1,307,385
Income from operations	103,569	107,464	300,827	296,262
Other income (expense), net	2,896	(6,221)	10,335	(10,586)
Income before income taxes	106,465	101,243	311,162	285,676
Provision for income taxes	17,489	18,224	68,348	52,862
Net income	$88,976	$83,019	$242,814	$232,814
Net income per share — basic	$1.48	$1.38	$4.04	$3.85
Weighted average shares — basic	59,977	59,965	60,133	60,450
Net income per share — diluted	$1.48	$1.37	$4.02	$3.80
Weighted average shares — diluted	60,314	60,460	60,463	61,345
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Net income	$88,976	$83,019	$242,814	$232,814
Other comprehensive income (loss):
Foreign currency translation adjustment	884	(1,910)	2,868	(2,506)
Available-for-sale securities:
Unrealized gains (losses) on securities, net of taxes of $30 and $42 for the three months ended June 30, 2023 and 2022, respectively, and $262 and $(180) for the nine months ended June 30, 2023 and 2022, respectively	157	20	1,984	(1,895)
Reclassification adjustment for realized losses included in net income, net of taxes of $0 and $34 for the three months ended June 30, 2023 and 2022, respectively, and $78 and $48 for the nine months ended June 30, 2023 and 2022, respectively	—	(108)	(612)	(152)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	157	(88)	1,372	(2,047)
Total other comprehensive income (loss)	1,041	(1,998)	4,240	(4,553)
Comprehensive income	$90,017	$81,021	$247,054	$228,261
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	Three months ended June 30, 2022
Balances, March 31, 2022	60,465	$82,133	$(22,628)	$2,337,623	$2,397,128
Exercise of employee stock options	19	450	—	—	450
Issuance of stock under employee stock purchase plan	243	34,602	—	—	34,602
Issuance of restricted stock	305	—	—	—	—
Repurchase of common stock	(1,463)	(144,118)	—	(105,882)	(250,000)
Taxes paid related to net share settlement of equity awards	(13)	(2,091)	—	—	(2,091)
Stock-based compensation	—	61,875	—	—	61,875
Net income	—	—	—	83,019	83,019
Other comprehensive loss	—	—	(1,998)	—	(1,998)
Balances, June 30, 2022	59,556	$32,851	$(24,626)	$2,314,760	$2,322,985

	Three months ended June 30, 2023
Balances, March 31, 2023	60,465	$190,592	$(22,977)	$2,557,944	$2,725,559
Exercise of employee stock options	13	313	—	—	313
Issuance of stock under employee stock purchase plan	321	36,723	—	—	36,723
Issuance of restricted stock	320	—	—	—	—
Repurchase of common stock	(1,812)	(250,036)	—	—	(250,036)
Taxes paid related to net share settlement of equity awards	(11)	(1,545)	—	—	(1,545)
Stock-based compensation	—	56,472	—	—	56,472
Net income	—	—	—	88,976	88,976
Other comprehensive income	—	—	1,041	—	1,041
Balances, June 30, 2023	59,296	$32,519	$(21,936)	$2,646,920	$2,657,503

	Nine months ended June 30, 2022
Balances, September 30, 2021	60,652	$192,458	$(20,073)	$2,187,828	$2,360,213
Exercise of employee stock options	115	2,753	—	—	2,753
Issuance of stock under employee stock purchase plan	412	60,927	—	—	60,927
Issuance of restricted stock	1,080	—	—	—	—
Repurchase of common stock	(2,611)	(394,141)	—	(105,882)	(500,023)
Taxes paid related to net share settlement of equity awards	(92)	(18,907)	—	—	(18,907)
Stock-based compensation	—	189,761	—	—	189,761
Net income	—	—	—	232,814	232,814
Other comprehensive loss	—	—	(4,553)	—	(4,553)
Balances, June 30, 2022	59,556	$32,851	$(24,626)	$2,314,760	$2,322,985

	Nine months ended June 30, 2023
Balances, September 30, 2022	59,860	$91,048	$(26,176)	$2,404,106	$2,468,978
Exercise of employee stock options	39	1,029	—	—	1,029
Issuance of stock under employee stock purchase plan	500	58,468	—	—	58,468
Issuance of restricted stock	1,051	—	—	—	—
Repurchase of common stock	(2,075)	(290,041)	—	—	(290,041)
Taxes paid related to net share settlement of equity awards	(79)	(11,369)	—	—	(11,369)
Stock-based compensation	—	183,384	—	—	183,384
Net income	—	—	—	242,814	242,814
Other comprehensive income	—	—	4,240	—	4,240
Balances, June 30, 2023	59,296	$32,519	$(21,936)	$2,646,920	$2,657,503
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended June 30,
	2023	2022
Operating activities
Net income	$242,814	$232,814
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	183,384	189,761
Depreciation and amortization	83,173	88,398
Non-cash operating lease costs	29,977	29,071
Deferred income taxes	(85,091)	(28,956)
Impairment of assets	3,455	6,175
Other	2,137	585
Changes in operating assets and liabilities (excluding effects of the acquisition of businesses):
Accounts receivable	31,507	(116,137)
Inventories	22,263	(21,732)
Other current assets	(47,488)	(106,070)
Other assets	13,231	(50,400)
Accounts payable and accrued liabilities	(79,608)	(33,398)
Deferred revenue	98,054	136,872
Lease liabilities	(34,200)	(38,707)
Net cash provided by operating activities	463,608	288,276
Investing activities
Purchases of investments	(1,789)	(58,514)
Maturities of investments	103,513	178,372
Sales of investments	16,085	120,564
Acquisition of businesses, net of cash acquired	(35,049)	(67,911)
Purchases of property and equipment	(38,802)	(25,117)
Net cash provided by investing activities	43,958	147,394
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	59,497	63,681
Repurchase of common stock	(290,041)	(500,023)
Payments on term debt agreement	(350,000)	(15,000)
Taxes paid related to net share settlement of equity awards	(11,369)	(18,907)
Net cash used in financing activities	(591,913)	(470,249)
Net decrease in cash, cash equivalents and restricted cash	(84,347)	(34,579)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,729	(3,633)
Cash, cash equivalents and restricted cash, beginning of period	762,207	584,333
Cash, cash equivalents and restricted cash, end of period	$681,589	$546,121
Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$40,619	$44,115
Cash paid for interest on long-term debt	2,970	4,287
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$10,544	$614
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Summary of Significant Accounting Policies
Description of Business
F5, Inc. (the "Company") is a leading provider of multi-cloud application security and delivery solutions which enable its customers to develop, deploy, operate, secure, and govern applications in any architecture, from on-premises to the public cloud. The Company's cloud, software, and hardware solutions enable its customers to deliver digital experiences to their customers faster, reliably, and at scale. The Company's enterprise-grade application services are available as cloud-based, software-as-a-service, and software-only solutions optimized for multi-cloud environments, with modules that can run independently, or as part of an integrated solution on its high-performance appliances. In connection with its solutions, the Company offers a broad range of professional services, including consulting, training, maintenance, and other technical support services.
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
There have been no changes to the Company's significant accounting policies as of and for the three and nine months ended June 30, 2023.
New Accounting Pronouncements
There have been no material changes in recently issued or adopted accounting standards from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
2. Revenue from Contracts with Customers
Capitalized Contract Acquisition Costs
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the nine months ended June 30, 2023 and 2022 (in thousands):

	Nine months ended June 30,
	2023	2022
Balance, beginning of period	$77,220	$77,836
Additional capitalized contract acquisition costs	19,384	27,620
Amortization of capitalized contract acquisition costs	(28,514)	(28,782)
Balance, end of period	$68,090	$76,674
Amortization of capitalized contract acquisition costs was $9.4 million and $9.7 million for the three months ended June 30, 2023 and 2022, respectively, and $28.5 million and $28.8 million for the nine months ended June 30, 2023 and 2022, respectively, and is recorded in Sales and Marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.

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
The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the nine months ended June 30, 2023 and 2022 (in thousands):

	Nine months ended June 30,
	2023	2022
Balance, beginning of period	$1,691,580	$1,489,841
Amounts added but not recognized as revenues	1,012,441	973,673
Deferred revenue acquired through acquisition of businesses	1,800	10,591
Revenues recognized related to the opening balance of deferred revenue	(914,387)	(836,800)
Balance, end of period	$1,791,434	$1,637,305
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. The composition of unsatisfied performance obligations consists mainly of deferred service revenue, and to a lesser extent, deferred product revenue, for which the Company has an obligation to perform, and has not yet recognized as revenue in the consolidated financial statements. As of June 30, 2023, the total non-cancelable remaining performance obligations under the Company's contracts with customers was $1.8 billion and the Company expects to recognize revenues on approximately 64.2% of these remaining performance obligations over the next 12 months, 23.1% in year two, and the remaining balance thereafter.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements at June 30, 2023 and September 30, 2022, were as follows (in thousands):

			Gross Unrealized			Classification on Balance Sheet
As of June 30, 2023	Fair Value Level	Cost or Amortized Cost	Gains	Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Changes in fair value recorded in other comprehensive income (loss)
Money Market Funds	Level 1	$186,499	$—	$—	$186,499	$186,499	$—	$—
Corporate bonds and notes	Level 2	7,271	—	(144)	7,127	—	6,354	773
Municipal bonds and notes	Level 2	2,156	—	(31)	2,125	—	2,125	—
U.S. government securities	Level 2	2,899	—	(34)	2,865	—	2,865	—
U.S. government agency securities	Level 2	1,785	—	(20)	1,765	—	1,765	—
Total debt investments		$200,610	$—	$(229)	$200,381	$186,499	$13,109	$773
Changes in fair value recorded in other net income (expense)
Equity investments	*				$5,114	$—	$—	$5,114
Total equity investments					5,114	—	—	5,114
Total investments					$205,495	$186,499	$13,109	$5,887
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
Interest income from investments was not material for the three and nine months ended June 30, 2023 and 2022. Interest income is included in other income (expense), net on the Company's consolidated income statements. Unrealized losses on investments held for a period greater than 12 months at June 30, 2023 and September 30, 2022 were not material.
The Company invests in debt securities that are rated investment grade. The Company reviews the individual debt securities in its portfolio to determine whether a credit loss exists by comparing the extent to which the fair value is less than the amortized cost and considering any changes to ratings of a debt security by a ratings agency. The Company determined that as of June 30, 2023, there were no credit losses on any investments within its portfolio.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company's non-financial long-lived assets, which include goodwill and other intangible assets, are not required to be carried at fair value on a recurring basis. These non-financial assets are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of tangible and intangible long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable.
During the three months ended June 30, 2023, the Company recorded an impairment of $3.5 million against the operating lease right-of-use asset related to its third quarter of fiscal 2023 restructuring plan, see Note 13, Restructuring Charges. The charge was reflected in the Restructuring Charges line item on the Company's consolidated income statement.
In the first quarter of fiscal 2022, as a result of a planned change in the use of the asset, the Company recorded an impairment of $6.2 million against the Shape trade name intangible asset, which was reflected in the Sales and Marketing line item on the Company's consolidated income statement.
The Company did not recognize any other impairment charges related to non-financial long-lived assets for the three and nine months ended June 30, 2023 and 2022.

4. Business Combinations
Fiscal Year 2023 Acquisition of Lilac Cloud, Inc.
On January 22, 2023, the Company entered into a Merger Agreement (the “Lilac Merger Agreement”) with Lilac Cloud, Inc. ("Lilac"), a provider of innovative application delivery services. The transaction closed on February 1, 2023 with Lilac becoming a wholly-owned subsidiary of F5. The addition of Lilac’s Content Delivery Network ("CDN") technologies enhances F5’s portfolio of solutions that secure and optimize any application and Application Programming Interface ("API") anywhere. The acquisition of Lilac was not material and did not have a material impact to the Company's operating results.
Fiscal Year 2022 Acquisition of Threat Stack, Inc.
In September 2021, the Company entered into a Merger Agreement (the “Threat Stack Merger Agreement”) with Threat Stack, Inc. ("Threat Stack"), a provider of cloud security and workload protection solutions. The transaction closed on October 1, 2021 with Threat Stack becoming a wholly-owned subsidiary of F5. The addition of Threat Stack’s cloud security capabilities to F5’s application and API protection solutions enhances visibility across application infrastructure and workloads to deliver more actionable security insights for customers.
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
5. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows for the periods presented (in thousands):

	June 30, 2023	September 30, 2022
Cash and cash equivalents	$677,498	$758,012
Restricted cash included in other assets, net	4,091	4,195
Total cash, cash equivalents and restricted cash	$681,589	$762,207
Inventories
Inventories consist of the following (in thousands):

	June 30, 2023	September 30, 2022
Finished goods	$10,115	$10,164
Raw materials	35,987	58,201
	$46,102	$68,365
Other Current Assets
Other current assets consist of the following (in thousands):

	June 30, 2023	September 30, 2022
Unbilled receivables	$366,511	$319,707
Prepaid expenses	76,678	57,340
Capitalized contract acquisition costs	31,992	34,658
Other[1]	62,376	77,609
	$537,557	$489,314
(1)     As of June 30, 2023 and September 30, 2022, includes a deposit of $36.2 million and $57.0 million, respectively, used to support the working capital needs of the Company’s primary contract manufacturer's procurement of components used in the manufacturing of system hardware.
Other Assets
Other assets, net consist of the following (in thousands):

	June 30, 2023	September 30, 2022
Intangible assets	$163,995	$200,288
Unbilled receivables	212,749	224,780
Capitalized contract acquisition costs	36,098	42,561
Other	51,451	48,493
	$464,293	$516,122

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2023	September 30, 2022
Payroll and benefits	$136,462	$165,437
Operating lease liabilities, current	42,155	42,523
Income and other tax accruals	36,510	41,217
Other	59,128	60,642
	$274,255	$309,819
Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	June 30, 2023	September 30, 2022
Income taxes payable	$68,001	$59,553
Other	8,504	8,157
	$76,505	$67,710
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
Revolving Credit Agreement
On January 31, 2020, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). The Company has the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. Historically, borrowings under the Revolving Credit Facility bore interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. On May 26, 2023, the Company amended the Revolving Credit Agreement as a result of the cessation of the LIBOR borrowing reference rate. The amendment modified and directly replaced the LIBOR borrowing reference rate within the Revolving Credit Agreement to the Secured Overnight Financing Rate (SOFR). After the amendment, borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, (a) SOFR plus 0.10%, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. The Revolving Credit Agreement also requires payment of a commitment fee calculated at a rate per annum of 0.125% to 0.300% depending on the Company's leverage ratio on the undrawn portion of the Revolving Credit Facility. Commitment fees incurred during the three and nine months ended June 30, 2023 were not material.
The Revolving Credit Facility matures on January 31, 2025, at which time any remaining outstanding principal of borrowings under the Revolving Credit Facility is due. The Company has the option to request up to two extensions of the maturity date in each case for an additional period of one year. Among certain affirmative and negative covenants provided in the Revolving Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. As of June 30, 2023, the Company was in compliance with all covenants. As of June 30, 2023, there were no outstanding borrowings under the Revolving Credit Facility, and the Company had available borrowing capacity of $350.0 million.
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
The components of the Company's operating lease expenses for the three and nine months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Operating lease expense	$11,801	$11,810	$36,498	$35,594
Short-term lease expense	872	683	2,271	1,858
Variable lease expense	5,895	5,208	16,881	17,486
Total lease expense	$18,568	$17,701	$55,650	$54,938
Variable lease expense primarily consists of common area maintenance, real estate taxes and parking expenses.

Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

	June 30, 2023	September 30, 2022
Operating lease right-of-use assets, net	$204,196	$227,475

Operating lease liabilities, current[1]	42,155	42,523
Operating lease liabilities, long-term	250,077	272,376
Total operating lease liabilities	$292,232	$314,899

Weighted average remaining lease term (in years)	8.7	9.2
Weighted average discount rate	2.75%	2.66%
(1)Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheets.
As of June 30, 2023, the future operating lease payments for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2023 (remainder)	$12,364
2024	49,024
2025	41,307
2026	31,727
2027	30,530
2028	28,396
Thereafter	138,797
Total lease payments	332,145
Less: imputed interest	(39,913)
Total lease liabilities	$292,232
Operating lease liabilities above do not include sublease income. As of June 30, 2023, the Company expects to receive sublease income of approximately $16.2 million, which consists of $1.8 million to be received for the remainder of fiscal 2023 and $14.4 million to be received over the three fiscal years thereafter.
As of June 30, 2023, the Company had no significant operating leases that were executed but not yet commenced.
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
The Company generally offers warranties of one year for hardware for those customers without service contracts, with the option of purchasing additional warranty coverage in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of June 30, 2023 and September 30, 2022 were not material.

Commitments
In October 2022, the Company entered into an unconditional purchase commitment with one of its suppliers for the delivery of systems components. Under the terms of the agreement, the Company is obligated to purchase $10 million of component inventory annually, with a total committed amount of $40 million over a four-year term. As of June 30, 2023, the Company had no remaining purchase commitments under the first year of the agreement. The Company's total non-cancelable long-term purchase commitments outstanding as of June 30, 2023 was $30.0 million.
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
The Court granted the consolidated motion to dismiss without leave to amend on August 16, 2022 and entered final judgment against Lynwood on September 9, 2022. On September 14, 2022, Lynwood filed a notice of appeal to the Ninth Circuit Court of Appeals to appeal the dismissal. Lynwood filed its opening brief on December 16, 2022. The Company filed its opening appellate brief on April 10, 2023 and Lynwood filed its reply on May 31, 2023.
Following the Court’s order granting the consolidated motion to dismiss and final judgment in the Company’s favor, the Court subsequently granted the Company attorneys' fees of over $0.8 million, which Lynwood appealed to the Ninth Circuit Court of Appeals. The Appeal is ongoing.
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
The effective tax rate was 16.4% and 22.0% for the three and nine months ended June 30, 2023, respectively, compared to 18.0% and 18.5% for the three and nine months ended June 30, 2022, respectively. The decrease in the effective tax rate for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 is primarily due to a discrete impact from filing the Company’s fiscal year 2022 U.S. federal income tax return during the period ended June 30, 2023. The increase in the effective tax rate for the nine months ended June 30, 2023 as compared to the nine months ended June 30, 2022 is primarily due to the tax impact of stock-based compensation and foreign operations, partially offset by a discrete impact from filing the Company’s fiscal year 2022 U.S. federal income tax return during the period ended June 30, 2023.
At June 30, 2023, the Company had $73.2 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
On July 21, 2023, the IRS issued Notice 2023-55 (the “Notice”) which provides guidance to taxpayers in determining whether a foreign tax is eligible for a U.S. foreign tax credit, specifically delaying until 2024 the application of foreign tax credit regulations that were issued in 2022. The Company is currently evaluating the impact of the Notice on its FY23 effective tax rate.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2018. Major jurisdictions where there are wholly owned subsidiaries of F5, Inc. which require income tax filings include the United Kingdom, Singapore, Israel, and India. The earliest periods open for review by local taxing authorities are fiscal years 2020 for the United Kingdom, 2018 for Singapore, 2013 for Israel, and 2019 for India. The Company is currently under audit by the Internal Revenue Service for fiscal year 2019, by various states for fiscal years 2015 through 2021, and by various foreign jurisdictions including Germany for fiscal years 2016 to 2019, India for fiscal years 2019 to 2022, Israel for fiscal years 2013 to 2017, Saudi Arabia for fiscal years 2015 to 2020, and Singapore for fiscal years 2019 to 2020.
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
The following table summarizes the Company's repurchases and retirements of its common stock under its Stock Repurchase Program (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Shares repurchased	1,812	1,463	2,075	2,611
Average price per share	$137.99	$170.88	$139.75	$191.47
Amount repurchased	$250,036	$250,000	$290,041	$500,023
As of June 30, 2023, the Company had $982 million remaining authorized to purchase shares under its share repurchase program.

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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Numerator
Net income	$88,976	$83,019	$242,814	$232,814
Denominator
Weighted average shares outstanding — basic	59,977	59,965	60,133	60,450
Dilutive effect of common shares from stock options and restricted stock units	337	495	330	895
Weighted average shares outstanding — diluted	60,314	60,460	60,463	61,345
Basic net income per share	$1.48	$1.38	$4.04	$3.85
Diluted net income per share	$1.48	$1.37	$4.02	$3.80
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were not material for the three and nine months ended June 30, 2023 and 2022.
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
Revenues by Geographic Location and Other Information
The Company does business in three main geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); and the Asia Pacific region (APAC). The Company's chief operating decision-maker reviews financial information presented on a consolidated basis accompanied by information about net product revenues and revenues by geographic region. The Company's foreign offices conduct sales, marketing and support activities. Revenues are attributed by geographic location based on the location of the customer.
The following presents revenues by geographic region (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Americas:
United States	$374,023	$364,333	$1,109,676	$1,084,853
Other	24,257	22,797	73,864	63,824
Total Americas	398,280	387,130	1,183,540	1,148,677
EMEA	181,147	156,471	555,701	474,906
APAC	123,215	130,887	366,954	372,229
	$702,642	$674,488	$2,106,195	$1,995,812

The Company continues to offer its products through a range of consumption models, from physical systems to software solutions and managed services. The following presents net product revenues by systems and software (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Net product revenues
Systems revenue	$154,659	$147,540	$536,379	$473,671
Software revenue	173,516	178,942	472,935	493,478
Total net product revenue	$328,175	$326,482	$1,009,314	$967,149
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Ingram Micro, Inc.	14.3%	20.7%	16.1%	19.9%
Synnex Corporation	15.8%	13.4%	14.7%	13.3%
Carahsoft Technology Corporation	10.7%	—	—	—
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	June 30, 2023	September 30, 2022
Americas:
United States	$126,155	$134,699
Other	2,951	1,773
Total Americas	129,106	136,472
EMEA	24,626	17,376
APAC	17,415	14,334
	$171,147	$168,182
13. Restructuring Charges
In the third quarter of fiscal 2023, the Company initiated a restructuring plan to better align strategic and financial objectives, optimize operations, and drive efficiencies for long-term growth and profitability, including a reduction in force affecting approximately 620 employees, or approximately 9% of the Company’s global workforce as of April 19, 2023. This included $53.2 million in severance benefits costs and related employer payroll taxes, and $3.5 million in charges related to the reduction of its leased facility space. The Company incurred $56.7 million in restructuring costs in the third quarter of fiscal 2023. The Company does not expect to record any significant future charges related to the third quarter of fiscal 2023 restructuring plan.
In the first quarters of fiscal 2023 and 2022, the Company initiated restructuring plans to match strategic and financial objectives and optimize resources for long term growth, including a reduction in force program. In the first quarter of fiscal 2023, the Company recorded a restructuring charge of $8.7 million. The Company did not record any significant future charges related to the first quarter of fiscal 2023 restructuring plan. In the first quarter of fiscal 2022, the Company recorded a restructuring charge of $7.9 million. The Company did not record any significant subsequent charges related to the first quarter of fiscal 2022 restructuring plan.

During the nine months ended June 30, 2023 and 2022, the following activity was recorded (in thousands):

	Nine months ended June 30,
	2023	2022
Employee Severance, Benefits and Related Costs
Accrued expenses, beginning of period	$—	$—
Restructuring charges:
Q1	8,740	7,909
Q3	53,193	—
Cash payments:
Q1	(8,740)	(7,689)
Q3	(44,820)	—
Accrued expenses, end of period	$8,373	$220

Charges related to employee severance, benefits, and related costs; as well as charges related to the reduction of the Company’s leased facilities are reflected in the restructuring charges line item on the Company's consolidated income statements.
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
Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:
•Revenues. Our revenue is derived from the sales of both global services and products. Our global services revenue includes annual maintenance contracts, training and consulting services. The majority of our product revenues are derived from sales of our application security and delivery solutions including our BIG-IP software and systems, F5 NGINX software, and our F5 Distributed Cloud Services offerings. Our BIG-IP software solutions are sold both on a perpetual license and a subscription basis. We sell F5 NGINX on a subscription basis. F5 Distributed Cloud Services provides security, multi-cloud networking, and edge-based computing solutions, encompassing software solutions from what were previously branded as our Shape, Volterra, and Silverline product offerings. F5 Distributed Cloud Services are offered on a subscription basis, under a unified software-as-a-service ("SaaS") platform.

We monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products, feature enhancements and consumption models are indicators of future trends. We also consider overall revenue concentration by geographic region as an additional indicator of current and future trends. Toward the end of fiscal 2022, and continuing into fiscal 2023, we saw changes in customer buying patterns due to the uncertain macroeconomic environment and resulting customer budget constraints. The impact of these buying patterns has led to softer demand for both our software and systems products and services. We believe the current demand environment is temporary based on several factors, notably the fact that demand for our products and services stems from the growth of applications and APIs. In addition, our stronger than normal maintenance renewals signal delays in purchases as customers extend their maintenance contracts over the products they currently own. This softer demand for new products is brought on by the current macroeconomic uncertainties and related customer budget constraints, rather than architectural shifts or losses to competitors. We will continue to closely monitor the macroeconomic environment and its impacts on our business.
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
•Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The decrease in cash and investments for the first nine months of fiscal year 2023 was primarily due to cash used for the voluntary prepayment of the Term Loan Facility, including the outstanding principal balance of $350.0 million, and all accrued, but unpaid interest outstanding of $3.0 million. In addition, $290.0 million of cash was used for the repurchase of outstanding common stock during the nine months ended June 30, 2023. The decrease was partially offset by cash provided by operating activities of $463.6 million. Going forward, we believe the primary driver of cash flows will be net income from operations. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. Additionally, on January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of June 30, 2023, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
•Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased to $1.79 billion as of June 30, 2023 from $1.69 billion as of September 30, 2022 due to an increase in maintenance renewal contracts related to our existing product installation base and the growth of our subscriptions business. Our days sales outstanding for the third quarter of fiscal year 2023 was 56. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
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

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Net revenues
Products	$328,175	$326,482	$1,009,314	$967,149
Services	374,467	348,006	1,096,881	1,028,663
Total	$702,642	$674,488	$2,106,195	$1,995,812
Percentage of net revenues
Products	46.7%	48.4%	47.9%	48.5%
Services	53.3	51.6	52.1	51.5
Total	100.0%	100.0%	100.0%	100.0%
Net Revenues. Total net revenues increased 4.2% and 5.5% for the three and nine months ended June 30, 2023, respectively, from the comparable periods in the prior year. The increase in total net revenues for the three months ended June 30, 2023 was primarily due to an increase in service revenue as a result of continued growth in maintenance contract renewals. Overall revenue growth for the nine months ended June 30, 2023 was primarily due to increases in both product and service revenue. International revenues represented 46.8% and 47.3% of total net revenues for the three and nine months ended June 30, 2023, respectively, compared to 46.0% and 45.6% for the same periods in the prior year, respectively.
Net Product Revenues. Net product revenues increased 0.5% and 4.4% for the three and nine months ended June 30, 2023, respectively, from the comparable periods in the prior year. The increase in net product revenues for the nine months ended June 30, 2023 was due to an increase in systems revenue compared to the same period in the prior year.
The following presents net product revenues by systems and software:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Net product revenues
Systems revenue	$154,659	$147,540	$536,379	$473,671
Software revenue	173,516	178,942	472,935	493,478
Total net product revenue	$328,175	$326,482	$1,009,314	$967,149
Percentage of net product revenues
Systems revenue	47.1%	45.2%	53.1%	49.0%
Software revenue	52.9	54.8	46.9	51.0
Total net product revenue	100.0%	100.0%	100.0%	100.0%
Net Service Revenues. Net service revenues increased 7.6% and 6.6% for the three and nine months ended June 30, 2023, respectively, from the comparable periods in the prior year. The increase in net service revenues for the three and nine months ended June 30, 2023 was the result of increased purchases or renewals of maintenance contracts driven by delayed purchase decisions in new product purchases by our install base and additions to our installed base of products. In addition, we are seeing the benefits of price increases put in place in fiscal 2022.

The following distributors of our products accounted for more than 10% of total net revenue:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Ingram Micro, Inc.	14.3%	20.7%	16.1%	19.9%
Synnex Corporation	15.8%	13.4%	14.7%	13.3%
Carahsoft Technology Corporation	10.7%	—	—	—
The following distributors of our products accounted for more than 10% of total receivables:

	June 30, 2023	September 30, 2022
Ingram Micro, Inc.	11.5%	12.9%
Synnex Corporation	15.4%	12.6%
Carahsoft Technology Corporation	10.7%	16.2%
No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$87,940	$73,558	$286,590	$226,454
Services	53,743	57,175	165,754	165,711
Total	141,683	130,733	452,344	392,165
Gross profit	$560,959	$543,755	$1,653,851	$1,603,647
Percentage of net revenues and gross margin (as a percentage of related net revenue)
Products	26.8%	22.5%	28.4%	23.4%
Services	14.4	16.4	15.1	16.1
Total	20.2	19.4	21.5	19.6
Gross margin	79.8%	80.6%	78.5%	80.4%
Cost of Net Product Revenues. Cost of net product revenues consists of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, software-as-a-service infrastructure costs and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased $14.4 million, or 19.6% for the three months ended June 30, 2023 and increased $60.1 million, or 26.6% for the nine months ended June 30, 2023 from the comparable periods in the prior year. The increase in cost of net product revenues was primarily due to systems product revenue growth for the three and nine months ended June 30, 2023 from the comparable periods in the prior year. In addition, cost of product revenues increased due to component cost increases, expedite fees, and other sourcing-related costs in the first three quarters of fiscal 2023, from the comparable period in the prior year.
Cost of Net Service Revenues. Cost of net service revenues consists of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and nine months ended June 30, 2023, cost of net service revenues as a percentage of net service revenues was 14.4% and 15.1%, respectively, compared to 16.4% and 16.1% for the comparable periods in the prior year, respectively. Professional services headcount at the end of June 2023 decreased to 1,045 from 1,083 at the end of June 2022.

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$207,202	$226,731	$673,383	$689,592
Research and development	128,765	138,737	412,451	404,846
General and administrative	64,775	70,823	201,802	205,038
Restructuring charges	56,648	—	65,388	7,909
Total	$457,390	$436,291	$1,353,024	$1,307,385
Operating expenses (as a percentage of net revenue)
Sales and marketing	29.5%	33.6%	32.0%	34.5%
Research and development	18.3	20.6	19.6	20.3
General and administrative	9.2	10.5	9.5	10.3
Restructuring charges	8.1	—	3.1	0.4
Total	65.1%	64.7%	64.2%	65.5%
Sales and Marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses decreased $19.5 million, or 8.6% for the three months ended June 30, 2023 and decreased $16.2 million, or 2.4% for the nine months ended June 30, 2023 from the comparable periods in the prior year. The decrease in sales and marketing expense for the three and nine months ended June 30, 2023 was primarily due to a decrease of $10.1 million and $8.2 million, respectively, in personnel costs from the comparable periods in the prior year. The decrease in sales and marketing expense for the three and nine months ended June 30, 2023 was also due to a decrease of $2.6 million and $6.6 million, respectively, in marketing spend as part of cost reductions implemented by management. In addition, sales and marketing expenses for the first quarter of fiscal 2022 included an impairment charge of $6.2 million related to the write-off of the Shape trade name intangible asset which offset the year-over-year increase. Sales and marketing headcount at the end of June 2023 decreased to 2,194 from 2,452 at the end of June 2022. Sales and marketing expenses included stock-based compensation expense of $22.6 million and $75.2 million for the three and nine months ended June 30, 2023, respectively, compared to $25.6 million and $79.9 million for the same periods in the prior year, respectively.
Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses decreased $10.0 million, or 7.2% for the three months ended June 30, 2023 and increased $7.6 million, or 1.9% for the nine months ended June 30, 2023 from the comparable periods in the prior year. The decrease in research and development expense for the three months ended June 30, 2023 was primarily due to a decrease of $7.0 million in personnel costs from the comparable period in the prior year. The increase in research and development expense for the nine months ended June 30, 2023 was primarily related to an increase of $10.1 million in personnel costs from the comparable period in the prior year. Research and development headcount at the end of June 2023 decreased to 2,052 from 2,093 at the end of June 2022. Research and development expenses included stock-based compensation expense of $16.3 million and $53.5 million for the three and nine months ended June 30, 2023, respectively, compared to $17.5 million and $54.3 million for the same periods in the prior year, respectively.
General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resources and legal personnel, third-party professional service fees, facilities and depreciation expenses. General and administrative expenses decreased $6.0 million, or 8.5% for the three months ended June 30, 2023 and decreased $3.2 million, or 1.6% for the nine months ended June 30, 2023 from the comparable periods in the prior year. General and administrative headcount at the end of June 2023 decreased to 858 from 951 at the end of June 2022. General and administrative expenses included stock-based compensation expense of $10.3 million and $32.2 million for the three and nine months ended June 30, 2023, respectively, compared to $11.6 million and $33.4 million for the same periods in the prior year, respectively.
Restructuring Charges. In the third quarter of fiscal 2023, we initiated a restructuring plan to better align strategic and financial objectives, optimize operations, and drive efficiencies for long-term growth and profitability. We estimate the expenses associated with the headcount reductions will result in annualized savings of approximately $130 million. As a result of these initiatives, we recorded a restructuring charge of $56.7 million related to a reduction in workforce and exit of leased space that is reflected in our results for the three and nine months ended June 30, 2023.

In the first fiscal quarters of 2023 and 2022, we initiated restructuring plans to align strategic and financial objectives and optimize resources for long term growth. As a result of these initiatives, we recorded restructuring charges of $8.7 million and $7.9 million related to a reduction in workforce that is reflected in our results for the nine months ended June 30, 2023 and 2022, respectively.

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$103,569	$107,464	$300,827	$296,262
Other income (expense), net	2,896	(6,221)	10,335	(10,586)
Income before income taxes	106,465	101,243	311,162	285,676
Provision for income taxes	17,489	18,224	68,348	52,862
Net income	$88,976	$83,019	$242,814	$232,814
Other income and income taxes (as percentage of net revenue)
Income from operations	14.8%	15.9%	14.3%	14.8%
Other expense, net	0.4	(0.9)	0.5	(0.5)
Income before income taxes	15.2	15.0	14.8	14.3
Provision for income taxes	2.5	2.7	3.3	2.6
Net income	12.7%	12.3%	11.5%	11.7%
Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and expense and foreign currency transaction gains and losses. The increase in other income (expense), net for the three months ended June 30, 2023 was primarily due to an increase in interest income of $5.2 million from our investments and a decrease in interest expense of $2.2 million compared to the same period in the prior year. The increase in other income (expense), net for the nine months ended June 30, 2023 was primarily due to an increase in interest income of $10.9 million from our investments and an increase in foreign currency gains of $8.5 million compared to the same period in the prior year.
Provision for Income Taxes. The effective tax rate was 16.4% and 22.0% for the three and nine months ended June 30, 2023, respectively, compared to 18.0% and 18.5% for the three and nine months ended June 30, 2022, respectively. The decrease in the effective tax rate for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 is primarily due to a discrete impact from filing the Company’s fiscal year 2022 U.S. federal income tax return during the period ended June 30, 2023. The increase in the effective tax rate for the nine months ended June 30, 2023 as compared to the nine months ended June 30, 2022 is primarily due to the tax impact of stock-based compensation and foreign operations, partially offset by a discrete impact from filing the Company’s fiscal year 2022 U.S. federal income tax return during the period ended June 30, 2023.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at June 30, 2023 and September 30, 2022 were $267.3 million and $180.6 million, respectively. The net deferred tax assets include valuation allowances of $46.0 million and $46.1 million as of June 30, 2023 and September 30, 2022, respectively, which are primarily related to certain state and foreign net operating loss and tax credit carryforwards.
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

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $696.5 million as of June 30, 2023, compared to $894.1 million as of September 30, 2022, representing a decrease of $197.6 million. The decrease was primarily due to cash used for the voluntary prepayment of the Term Loan Facility, including the outstanding principal balance of $350.0 million, and all accrued, but unpaid interest outstanding of $3.0 million. In addition, $290.0 million of cash was used for the repurchase of outstanding common stock during the nine months ended June 30, 2023. The decrease was partially offset by cash provided by operating activities of $463.6 million for the nine months ended June 30, 2023.
Cash provided by operating activities for the first nine months of fiscal year 2023 resulted from net income of $242.8 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation, impairment and amortization charges. Cash provided by operating activities for the first nine months of fiscal year 2023 increased from the comparable period in the prior year primarily due to an increase in cash received from customers, which partially offset strong billings and an increase in the balance of accounts receivable.
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
Cash provided by investing activities was $44.0 million for the nine months ended June 30, 2023, compared to cash provided by investing activities of $147.4 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions and capital expenditures. The amount of cash provided by investing activities for the nine months ended June 30, 2023 was primarily the result of $103.5 million in maturities of investments and $16.1 million in sales of investments, partially offset by $35.0 million in cash paid for acquisitions and $38.8 million in capital expenditures related to maintaining our operations worldwide.
Cash used in financing activities was $591.9 million for the nine months ended June 30, 2023, compared to cash used in financing activities of $470.2 million for the same period in the prior year. Our financing activities for the nine months ended June 30, 2023 primarily consisted of $350.0 million of cash used for the voluntary prepayment of the Term Loan Facility, as well as $290.0 million of cash used to repurchase shares. In addition, $11.4 million in cash was used for taxes related to net share settlement of equity awards. Cash used in financing activities was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $59.5 million.
On January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of June 30, 2023, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
Obligations and Commitments
As of June 30, 2023, our principal commitments consisted of obligations outstanding under operating leases and purchase obligations with one of our component suppliers.
We lease our facilities under operating leases that expire at various dates through 2033. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
In October 2022, we entered into an unconditional purchase commitment with one of our suppliers for the delivery of systems components. Under the terms of the agreement, we are obligated to purchase $10 million of component inventory annually, with a total committed amount of $40 million over a four-year term. As of June 30, 2023, we had no remaining purchase commitments under the first year of the agreement. Our total non-cancelable long-term purchase commitments outstanding as of June 30, 2023 was $30.0 million.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of June 30, 2023. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of June 30, 2023, 2% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
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
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine month period ended June 30, 2023, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2022.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
On July 25, 2022, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This authorization is incremental to the existing $5.4 billion program, initially approved in October 2010 and expanded in subsequent fiscal years. Acquisitions for the share repurchase programs will be made from time to time in private transactions, accelerated share repurchase programs, or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of June 30, 2023, the Company had $982 million remaining authorized to purchase shares under its share repurchase program.
Shares repurchased and retired for the three months ended June 30, 2023 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan[2]
April 1, 2023 — April 30, 2023	76,271	$131.13	76,271	$1,222,481
May 1, 2023 — May 31, 2023	1,611,454	$137.48	1,599,964	$1,002,479
June 1, 2023 — June 30, 2023	135,811	$147.50	135,811	$982,447
(1)Includes 11,490 shares withheld from restricted stock units that vested in the third quarter of fiscal 2023 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of such awards do not deplete the dollar amount available for purchases under the repurchase program.

Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2023, certain of our officers and directors adopted or terminated Rule 10b5-1 trading arrangements as follows:
On May 1, 2023, Scot Rogers, EVP, General Counsel, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that is designed to be in effect until March 15, 2024 with respect to the sale of 4,500 Company shares.
On May 1, 2023, Chad Whalen, EVP, Worldwide Sales, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that is designed to be in effect until April 29, 2024 with respect to the sale of 5,585 Company shares (assuming the vesting of the maximum number of shares under certain performance-based equity awards based on maximum performance).

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

*     Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of August, 2023.

F5, INC.

By:	/s/ FRANCIS J. PELZER
Francis J. Pelzer
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)