Form 10-K
period 2023-09-30
F5, INC.
filed 2023-11-14
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2023, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $8,760,048,466 based on the closing sales price of the Registrant’s common stock on the NASDAQ Global Select Market on that date.
As of November 7, 2023, the number of shares of the Registrant’s common stock outstanding was 59,707,211.

DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of this Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the Registrant’s Definitive Proxy Statement for the Annual Shareholders Meeting for fiscal year 2023, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this Report relates.

F5, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2023

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
Unless the context otherwise requires, in this Annual Report on Form 10-K, the terms “F5,” “the Company,” “we,” “us,” and “our” refer to F5, Inc. and its subsidiaries. Our fiscal year ends on September 30, and fiscal years are referred to by the calendar year in which they end. For example, “fiscal year 2023” and “fiscal 2023” refer to the fiscal year ended September 30, 2023.

Item 1.Business
General
F5 is a multi-cloud application services and security provider committed to bringing a better digital world to life. F5 partners with the world’s largest, most advanced organizations to optimize and secure every application and Application Programming Interface (“API”) anywhere, including on-premises, in the cloud, or at the edge. F5 enables organizations to provide exceptional, secure digital experiences for their customers and continuously stay ahead of threats.
Our application security and delivery solutions are available in a range of deployment and consumption models. We sell packaged software in perpetual, subscription and usage-based consumption models. We also sell our solutions in software-as-a-service (“SaaS”) and managed services deployment models with subscription and usage-based consumption models. In addition we sell high-performance systems, as well as a broad range of global services including maintenance, consulting, training and other technical support services.
Our customers include large enterprise businesses, public sector institutions, governments, and service providers. We conduct our business globally and manage our business by geography. Our business is organized into three primary geographic regions: Americas; Europe, the Middle East, and Africa (“EMEA”); and the Asia Pacific region (“APAC”).
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
Strategy and Priorities
Nearly all organizations today find themselves at the convergence of two significant trends: the evolution of applications as the center of their businesses and their customers’ digital lives, and the escalation of threats against those applications. This presents a tremendous challenge as many companies now manage complex application portfolios comprising older legacy and newer modern technologies and infrastructures. In our 2023 State of Application Strategy Report, 85% of organizations said they operate both legacy and modern application architectures, and operate in multiple clouds. These hybrid environments create operational complexity and expand the threat surface area as companies are forced to deploy separate, and often inconsistent, security controls across different environments.
Over the past several years, F5 has significantly expanded its software and SaaS offerings to deliver a broad portfolio of solutions to help customers address the complexity and risk in today’s hybrid IT environments. Through its BIG-IP, F5 NGINX, and F5 Distributed Cloud Services product families, F5 offers a range of integrated, artificial intelligence- and machine learning-driven solutions that support performance and protect both legacy and modern applications and APIs across data center, cloud, and edge locations.

Our multi-cloud application security and delivery solutions reduce our customers’ operational complexity and costs, enabling our customers to scale, secure, and optimize both legacy and modern applications, across any infrastructure to create extraordinary digital experiences for their end users. We are leveraging near real-time collection of live application telemetry, machine learning and artificial intelligence, and toolchain automation to enable applications to rapidly respond to changes in performance, availability, and security threats with little to no human interaction.
Key components of our strategy include:
Solving multi-cloud application delivery and security challenges
Through our organic innovation and inorganic investments, we have created the broadest portfolio of multi-cloud application security and delivery technologies in the market and as a result, we are the only provider capable of serving any application or API in any environment. Our BIG-IP family serves traditional applications on premises, co-located or in cloud environments. Our F5 NGINX family serves modern, container-native and microservices-based applications and APIs. Our F5 Distributed Cloud Services is a portfolio of SaaS and managed services serving both traditional and modern applications where a SaaS-deployment model is preferred. As a result of this broad portfolio, we are the only provider capable of supporting our customers’ modern and legacy application security and delivery needs across any environment — on premises, co-located, in a cloud or at the edge — with the added flexibility of multiple deployment models including packaged software, SaaS, managed services and hardware offerings.
Transforming how customers experience F5
As we expand the role we play for our customers, we are also transforming how our customers experience F5. Our goal is to create a unified and frictionless F5 experience for our customers. Over the last several years, we have made it easier for our customers to procure, deploy, use, manage, and upgrade our technologies. We also have taken steps to integrate the customer experience across our growing portfolio by simplifying the product naming and rebranding of several acquired and integrated solutions as part of our F5 Distributed Cloud Services platform.
Going forward we will leverage and grow our foundational capabilities in data and insights, digital sales, and SaaS-delivered capabilities to deliver consistent world-class customer experiences, including simple, integrated and friction-free consumption of our technologies. We will continue to improve customer awareness and understanding of F5’s expanded portfolio with a focus on both user and buying personas, and business needs and intend to enhance our digital customer experiences to deliver both growth and efficiency.
F5 is leveraging AI to accelerate the strength of both our current and future offerings. F5 uses AI in its security solutions to support performance and efficacy. Today, our customers are able to further benefit from our three-pronged AI strategy. First, our current portfolio is positioned to solve security and performance challenges associated with new AI workloads. Second, we are building AI models leveraging our current data fabric in order to enhance our existing products. Finally, we are working to build new offerings based on the changing application and data security landscapes and the customer needs associated with these changes.
Capturing growth in security and software-as-a-service
In the previous decade, our customers were focused on protecting their networks from attacks. Today, attackers are targeting applications with threats like malware, bots, and API penetration. Through both organic and inorganic investment, we have expanded our application security portfolio and the deployment models through which customers can consume our solutions. F5’s leading security capabilities combined with our hybrid multi-cloud approach enables our customers to deploy a consistent security posture across their entire application estate.
After announcing and launching in fiscal year 2022, we continue to focus investment in expanding our SaaS-based offerings within F5 Distributed Cloud Services, our comprehensive unified, security, networking, and application delivery service. F5 Distributed Cloud enables our customers to choose the best location and architecture for their application portfolio while easing the operational burden of securing and delivering applications across public, private and edge clouds.

F5 Products and Solutions
F5’s portfolio of multi-cloud application services and security technologies are enabling customers to address the challenges of delivering differentiated digital experiences to their customers. Our multi-cloud, infrastructure-agnostic approach means customers can use F5 to create a more unified experience across disparate hybrid IT environments, enhancing automation and driving operational and cost efficiencies. Our product portfolio is comprised of solutions made available within the following F5 product families: F5 Distributed Cloud Services, F5 NGINX and F5 BIG-IP, and are discussed below.
F5 Distributed Cloud Services. A unified, security, networking, and application management service that enables customers to deploy, secure, and operate their applications wherever they may reside, regardless of platform or architecture. F5 Distributed Cloud Services leverages the F5 Global Network, a purpose-built, cloud-based, global private backbone to deliver performance, reliability, and control across hybrid, multi-cloud, or edge environments. F5 Distributed Cloud Service offerings are available as packaged software and SaaS-based consumption models and include the following:
•F5 Distributed Cloud Web App and API Protection ("WAAP"). A comprehensive SaaS-based security solution, F5 Distributed Cloud WAAP allows our customers to accelerate time-to-service, lower total cost of ownership, and increase security efficacy on a cloud native platform that is fully integrated across a single policy engine and management console. F5 Distributed Cloud WAAP can be leveraged through multiple deployment options, allowing organizations to simplify security and improve visibility while reducing operational complexity. The solution provides the following F5 application security technologies:
•Advanced Web Application Firewall (“WAF”) capabilities through F5’s BIG-IP WAF engine, which allows our customers to quickly apply, secure, and manage uniform comprehensive security policies at scale, across data centers, multi-clouds, and edge computing.
•Mitigation against L3-L7 application-based and volumetric DDoS attacks through advanced F5 Distributed Cloud DDoS Mitigation, a managed, cloud-delivered mitigation service that detects and mitigates large-scale network, SSL, and application-targeted attacks in real time.
•Enhanced API security, which leverages machine-based learning, auto-discovery, and anomaly detection, which automates the entire process of finding, securing, and monitoring APIs for anomalous behavior.
•Next-generation, AI enabled bot mitigation through F5 Distributed Cloud Bot Defense provides our customers the ability to defend applications and APIs from automated attacks. The solution leverages AI to analyze massive amounts of traffic and machine learning to ensure sustainable bot prediction models with high efficacy.
•Protection from sophisticated account takeover attempts.
•F5 Distributed Cloud Multi-Cloud Networking ("MCN"). Our MCN solutions simplifies networking with an integrated service stack that securely connects both networks and application workloads, lowering operational costs and increasing agility. Under our MCN solutions we offer the following product solution:
•F5 Distributed Cloud Network Connect. A networking solution that offers easy, secure, and consolidated connectivity across public and hybrid clouds, data centers, and edge sites. It provides unified policies and single-pane-of-glass management, reducing complexity and increasing efficiency, including full multi-tenancy and segmentation, enabling self-service capabilities for DevOps, NetOps and SecOps. Network Connect automates the configuration of native public cloud networking resources and seamlessly connects multiple clouds using site-to-site connectivity over a private backbone or the F5 Global Network.
•F5 Distributed Cloud App Connect. An application delivery and deployment solution for connecting clusters across various cloud providers and regions. App Connect offers orchestrated awareness for API endpoints on all connected clusters, allowing cross-cluster service discovery and advertisement for seamless app-to-app communication with fine-grained API control. Connections between sites are self-maintaining, redundant, and fully automated, which reduces the need for administrative tasks such as establishing VPNs and routing. App Connect provides end-to-end visibility for customers, who can choose their underlying transport, including the F5 Global Network.
•F5 Distributed Cloud DNS. A cloud-based Domain Name System (“DNS”) solution that offers DNS delivery across multi-cloud environments and modern applications. F5 Distributed Cloud DNS can be distributed globally as either a primary or secondary DNS, providing authoritative DDoS protection, Domain Name System Security Extensions ("DNSSEC"), and the flexibility to automatically scale to meet our customers growing application demands.

•F5 Distributed Cloud CDN. A high-performance, multi-cloud and edge focused content delivery network (“CDN”) solution that allows our customers to efficiently connect, secure, and optimize applications and workloads across multi- and hybrid-cloud environments through efficiently leveraging the integrated tools and technologies in the F5 Distributed Cloud Platform. F5 Distributed Cloud CDN can be purchased with other F5 Distributed Cloud offerings or as a stand-alone service.
•F5 Distributed Cloud App Stack. A SaaS-based solution that provides our customers the ability to deploy and orchestrate applications on a managed Kubernetes platform with centralized management of distributed applications through a single pane of glass. F5 Distributed Cloud App Stack simplifies the management of application deployments as one across on-premises, cloud, and edge locations.
F5 NGINX. Built from the F5 NGINX open source software that powers hundreds of millions of websites and applications across the world, our F5 NGINX technology suite delivers a lightweight, agile ADC and API connectivity solution for modern, container-native, micro-services-based applications and APIs. F5 NGINX delivers a range of capabilities including web server, load balancer, proxy, API gateways and caches in packaged software subscription consumption models. F5 NGINX product offerings include the following:
•F5 NGINX Plus. F5 NGINX Plus, our all-in-one, high performance load balancer, web server, content cache, and API gateway for modern applications, is offered as packaged software in a subscription consumption model. F5 NGINX Plus software delivers cloud-native, Kubernetes-friendly solutions that drive mission-critical applications and APIs with scalability, visibility, security, and governance. F5 NGINX Plus can be easily integrated into enterprise application workflows and CI/CD pipelines, as well as automation frameworks and ecosystems. F5 NGINX Plus is lightweight and can be used as a per-application ADC, but also scalable and performant enough for an enterprise’s largest and most critical applications. F5 NGINX Plus is also offered as a fully managed native service on the Microsoft Azure Cloud allowing teams to lift-and-shift their applications to the cloud with no configuration change removing the operational burden of self-managed instances from teams.
•F5 NGINX Management Suite. The F5 NGINX Management Suite includes software tools that provide application and API management along with orchestration and analytics for F5 NGINX Plus instances running in private data centers and public clouds. The F5 NGINX Instance Manager accelerates application and API deployments with a self-service API driven tool set and allows enterprises to streamline lifecycle management and security. Using F5 NGINX Instance Manager, which is included in this offering, teams can inventory, control and secure F5 NGINX Plus, F5 NGINX Open Source and F5 NGINX WAF instances.
•F5 NGINX Ingress Controller. The F5 NGINX Ingress Controller provides traffic management for Kubernetes clusters. This solution is deployed at the central point of entry into a Kubernetes cluster and reduces complexity, increases uptime, and provides better insights into application health and performance at scale. This offering is sold in a subscription consumption model that scales with the customer’s Kubernetes cluster size.
•F5 NGINX App Protect. F5 NGINX App Protect is a comprehensive WAF security and denial-of-service ("DoS") defense solution designed to protect applications and API’s from advanced Layer 7 attacks. It is a lightweight solution that seamlessly integrates into DevOps environments and is platform-agnostic running across distributed architectures and hybrid environments to deliver consistent protection. It can be used in a variety of the use cases that F5 NGINX Plus is deployed and integrate easily into CI/CD pipelines for automation. F5 NGINX App Protect can be added to subscriptions and is bundled into “advanced” offerings for F5 Ingress Controller.
F5 BIG-IP. Our BIG-IP family of product offerings provide feature-rich, highly programmable and configurable application security and delivery solutions for legacy applications in enterprises and service providers. Also known as traditional applications, legacy applications are based on monolithic, three-tier, or client-server architectures. Such legacy applications are the most ubiquitous application architecture today, and many organizations continue to rely exclusively on legacy applications to power the most mission-critical business applications, customer-facing digital interfaces and internally used applications. For most organizations, the priority around legacy applications is maximizing operational efficiency and minimizing the total cost of ownership. BIG-IPs “best-of-suite” approach helps standardize and consolidate application security and delivery functions into a single solution, automating functions and reducing operational cost. The F5 BIG-IP family of products includes packaged software, which are available in subscription and perpetual consumption models, and F5 BIG-IP system offerings.

•F5 BIG-IP Packaged Software. F5 BIG-IP packaged software includes a growing portfolio of products that provide the performance and security to deliver applications to end users. F5 BIG-IP Packaged Software offerings include the following:
•F5 BIG-IP Security. F5 BIG-IP application security products include F5 BIG-IP Access Policy Manager that secures and protects user access to applications, F5 BIG-IP Advanced Web Application Firewall that protects applications with behavioral analytics, bot defense and application layer encryption, and F5 BIG-IP SSL Orchestrator that maximizes infrastructure security with encryption/decryption and traffic steering. We also offer F5 BIG-IP Advanced Firewall Manager which drives accurate detection with machine learning, stress monitoring, dynamic signatures, and attack mitigation, F5 BIG-IP Carrier Grade NAT which provides carrier-grade scalability with a high number of IP address translations, fast network address translation setup rates and high-speed logging, and F5 BIG-IP DDoS Hybrid Defender which delivers advanced cloud and on-premises DDoS defenses to ensure real-time protection against volumetric DDoS threats and dynamic network and applications attacks.
•F5 BIG-IP Application Delivery. F5 BIG-IP Application Delivery products include F5 BIG-IP Local Traffic Manager which manages network traffic so applications are always fast, available, and secure; F5 BIG-IP DNS which provides hyperscale and security during high query volumes and DNS DDoS attacks; and F5 BIG-IP Policy Enforcement Manager which improves network performance through effective policy management.
•F5 BIG-IP Automation Tool Chain. F5 BIG-IP Automation Tool Chain is a set of automation tools that make it faster and easier to deploy and configure F5 application services. Via the F5 Automation Tool Chain, F5 BIG-IP capabilities easily integrate into orchestration frameworks such as Ansible, HashiCorp Terraform, OpenShift, and Cloud Foundry as part of a CI/CD pipeline.
•F5 BIG-IQ Centralized Management. F5 BIG-IQ simplifies, enhances management of, and reduces customer operational costs associated with F5 BIG-IP deployments through central management, analytics, and automation for F5 BIG-IP instances.
•F5 BIG-IP Systems. F5 BIG-IP systems are designed to enhance the performance of our software by leveraging a combination of custom field-programmable gate array ("FPGA") logic and off-the-shelf silicon, providing customers a balance of cost and flexibility. All of our systems run all available F5 BIG-IP software modules. Our next-generation hardware, rSeries systems and VELOS chassis and blades are designed to enable enhanced automation and multi-tenancy, a capability that enables running multiple versions of F5 BIG-IP software on the same system thereby making it easy to migrate from one version to another with minimal or no downtime. We also offer our legacy systems, F5 BIG-IP iSeries and chassis-based VIPRION systems.
Competition
As F5 expands its reach and role into a broader set of multi-cloud security and delivery solutions, the companies that we consider competitors evolve. We compete against companies that offer web application firewalls, server load balancing, traffic management, and other functions normally associated with application delivery, application security, multi-cloud networking, and policy management.
The principal competitive factors in the markets in which we compete include deployment model, consumption model, ecosystem integrations, features and performance, customer support, brand recognition, scope of distribution and sales channels, and pricing. We believe we generally compete favorably on the basis of these factors as a result of our robust solutions and services, and our ability to deliver and secure any application, and any API, anywhere.
Within application delivery, our customers have the best of both worlds: reliability that F5’s always been known for – across any environment from on-premises to multi-cloud; and agility and flexibility enabled by lightweight modern technologies, without compromising security or manageability. Our BIG-IP offerings compete against Citrix Systems and VMware. Our lightweight, developer-friendly F5 NGINX offerings, which provide capabilities like optimizing Kubernetes traffic management and load balancing cloud-native and hybrid cloud applications compete against Amazon Web Services ("AWS"), Google Cloud Platform, Envoy, HAProxy, and Microsoft Azure.
In application security, we compete with companies that offer web application firewall, bot detection and mitigation, API protection, carrier-grade firewall, carrier-grade network address translation ("NAT"), SSL orchestration, access policy management, and DDoS mitigation including Akamai, Cisco, Citrix Systems, Cloudflare, Fortinet, Imperva, Juniper Networks, Palo Alto and Radware.
F5 Distributed Cloud Services use cases include multi-cloud networking, as well as security offered as SaaS, competing with traditional networking vendors including VMware and Cisco, pure-play vendors like Aviatrix, and to some extent public cloud providers.

Corporate Functions
Customer Services and Technical Support
In connection with our products, we offer a broad range of global services including maintenance, consulting, training, and other technical support services.
We believe that our ability to provide consistent, high-quality customer service and technical support is a key factor in attracting and retaining large enterprise and service provider customers. Accordingly, we offer a broad range of support services that includes phone and online technical support, hardware repair and replacement, software updates, online tools, consulting, and training services.
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
Our engineering teams are primarily located in Seattle and Spokane, Washington; Hyderabad, India; Tel Aviv, Israel; San Jose, California; and Cork, Ireland. Members of our engineering teams collaborate closely with one another to ensure the interoperability and performance of our solutions.
We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. F5 holds various patents in the United States and internationally (with applications pending for various aspects of our technology). We file patent applications to protect our intellectual property and believe that the duration of our issued patents is sufficient when considering the expected lives of our products. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results, and financial condition.
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
Sales and Marketing
Our customers include a wide variety of enterprises and service providers among Fortune 1000 and Business Week Global 1000 companies, including those in technology, telecommunications, financial services, transportation, education, manufacturing, healthcare, and government. In fiscal year 2023, sales outside of the Americas represented 43.7% of our net revenues. Refer to Note 15 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our revenues by geographic area.
Sales
We sell our products and services to large and medium enterprises, government entities, and service providers through a variety of routes to market and channels. Our sales teams sell our products and services directly to customers by working closely with our channel partners including distributors, value-added resellers (“VARs”), managed service providers (“MSPs”), and systems integrators.

F5 sales teams. Our inside sales team generates and qualifies leads from marketing and helps manage accounts by serving as a liaison between the field and internal corporate resources. Our outside sales team works directly with partners and customers across the globe. Our field sales personnel are located in major cities across our three sales regions. Field sales personnel work closely with our channel partners to sell our products and services to their customers. We reward partners that identify new business and provide sales expertise for our portfolio of products and solutions through various incentive programs. Systems engineers, with deep technical domain expertise, support our regional sales account managers and channel partners providing pre-sale technical solution engineering and support, as needed.
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
For fiscal year 2023, sales to two of our worldwide distributors, Ingram Micro, Inc. and Synnex Corporation represented 15.6% and 15.0% of our total revenues, respectively. Our agreements with distributors are standard, non-exclusive distribution agreements that renew automatically on an annual basis and generally can be terminated by either party with 90 days written notice prior to the start of any renewal term. The agreements grant certain distributors the right to distribute our products to resellers, with no minimum purchase requirements.
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
Resellers and technology partners. Historically, our ability to compete with much larger companies has been strengthened through partnerships with large systems and software vendors. Currently, we partner with many technology partners and public cloud providers who resell our products. We have ongoing partnerships with the major cloud providers such as AWS, Microsoft Azure, and Google Cloud Platform and have expanded our reseller routes to market to include their public cloud marketplaces. F5 has recently signed a Strategic Collaboration Agreement (“SCA”) with AWS and are actively engaged with Microsoft Azure on private offers levering our software on Azure. Our business development team manages these relationships and closely monitors adjacent and complementary markets for opportunities to partner with those whose solutions are complementary to ours and could enable us to expand our addressable market.
Marketing
As we continue to expand our offerings and our range of consumption models, we are focused on driving the compelling and unique value proposition of F5 among our existing customers, including new buying centers within existing customers, as well as with new customers. To do so, we are revitalizing our brand to inform customers about our expanded portfolio and broaden our reach with new customers. We continue to focus on our core NetOps persona while seeking to expand our relationships with DevOps, SecOps, CISO and Cloud Architect audiences.
We invest in driving brand, demand, and advocacy experiences, addressing touchpoints across the customer journey to ensure we do all we can to enable our customers to realize value in their investments with F5. To maximize our reach and impact, we continue to meet customers where they are by increasing our focus and investments in more digitally enabled, personalized, and frictionless experiences at scale.
Manufacturing
We outsource the manufacturing of our systems to a third-party contract manufacturer, Flex Ltd. ("Flex"), for building, assembling, and testing according to our specifications at Flex's facilities in Guadalajara, Mexico and Zhuhai, China. Flex also performs material procurement, assembly, system test, quality control, and direct shipment on our behalf.
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

Many of our components are purchased from sources which we believe are readily available from other suppliers. However, we currently purchase several hardware components used in the assembly of our products from a number of single or limited sources, and lead times for these components can vary significantly. Per the terms and conditions with our agreement with Flex, if the components are unused or the products are not sold within specified periods of time, we may incur carrying charges or obsolete material charges for components that our contract manufacturers purchased to build products to meet our forecast or customer orders.
Systems built in Guadalajara are shipped to the Flex fulfillment center in Milpitas, California for distribution primarily to distributors, value-added resellers, or end users in the Americas and EMEA. Systems built and fulfilled in Zhuhai are distributed to partners and customers in APAC. Title to the products transfers from Flex to us and then to our customers upon shipment from a designated fulfillment location.
Backlog
Backlog is primarily systems-based and represents orders confirmed with a purchase order for products to be fulfilled and invoiced to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers, or product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be canceled by the customer prior to fulfillment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues. At the end of fiscal year 2023, we had product backlog of approximately $53 million.
Human Capital Management
F5’s commitment to its employees is to be one global and diverse team that is both human-first and high-performance and to attract and grow amazing talent. This commitment is delivered through our culture and engagement, our investment in employees’ growth and development, our focus on diversity and inclusion, and in our compensation, benefits, and wellbeing offerings.
Employees
As of September 30, 2023, we had 6,524 employees – over 99% of whom were full time employees. Our employees are in 47 countries with 49% of employees in the United States. None of our employees in the United States are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are in good standing, as evidenced by our bi-annual employee engagement survey results and described in the section below entitled Culture and Engagement.
Culture and Engagement
We have been able to sustain our strong company culture in a hybrid work model thanks to increased focus on continuously embedding BeF5 and LeadF5 behaviors into our systems, processes, decisions, and conversations. We are constantly reinforcing, rewarding, and recognizing desired behaviors to send the message that they are key to executing our strategy.
We measure the success of and identify areas of improvement for our company culture through global surveys of employee experience and sentiment at least twice each year. As of June 2023, employees reported high satisfaction with F5’s culture on several key questions:
•83% of employees favorably rate “I am proud to work for F5."
•87% of employees favorably rate “At F5, employees are treated equally and fairly regardless of their background.”

•80% of employees favorably rate “F5 has a great culture."”
One survey measure that F5 tracks closely as a gauge of our culture decreased from fiscal year 2022. As of June 2023, 76% of employees favorably rate “I feel a sense of belonging at F5,” compared to 84% a year prior. The employee comments in the survey highlighted recent changes in fiscal year 2023 related to the reduction in force, Freedom to Flex policy and incentive plans among the key reasons for the decline of our belonging score and underlined the areas F5 needs to enhance to maintain our culture.
Growth and Development
We provide employees with opportunities to improve their technical and professional knowledge, nurture our innovation ecosystem, strengthen management and leadership, as well as maintain our high standards of business integrity through ongoing compliance training.
These development opportunities are available through live employee events during Innovation Months, Idea Fests, Technology Days and Learning Days dedicated to exploring new ideas, such as Generative AI. F5 also offers employees customized learning paths, leadership coaching, global mentor and sponsorship programs, as well as multiple third-party resources to enhance the learning opportunities developed internally.
Diversity and Inclusion
F5 believes our differences—when embraced with humility and respect—drive smarter decisions, increased innovation, stronger performance, and a culture where everyone can be themselves and reach their full potential.
At F5, we are committed to creating a more diverse and inclusive workplace. Our strategic framework is called “IDEA”: Inclusion, Diversity, Equity and Allyship. Each concept in IDEA requires focus and engagement at all levels of the organization and to be embedded into our ways of working. (For more information, please see our most recent Diversity & Inclusion report at F5.com/company/diversity-inclusion).
To increase inclusion at F5, we foster communities through our Employee Inclusion Groups (“EIGs”) – F5 Ability, F5 Appreciates Blackness, F5 Connects Women, F5 Latinx e Hispanos Unidos, F5 Military Veterans, and F5 Pride. In fiscal year 2023, the EIGs focused on intersectional events prioritizing community building, culture and talent development and diverse recruitment, with strategic counsel and support from their executive sponsors. The EIG leaders continue to be recognized for their efforts to build a thriving community of diverse employees across F5 through quarterly bonuses.
F5 offers differentiated development programs to help address the barriers for underrepresented groups in the company. In fiscal year 2023, F5’s commitment to increase representation at F5 for Women, Black, and Latinx employees across management and leadership positions, and the company overall, was a focus of both our mentor and sponsorship programs.
Allyship is critical to the sustainability of our diversity and inclusion program at F5. The F5ers engaging with this program are on a continuous learning journey to build a culture where everyone feels they belong and can reach their full potential. Each month, content is made available to the allyship community to deepen their understanding of experiences different from their own and gain new skills to speak up and speak out as active participants in creating a more diverse and inclusive F5.
Compensation, Benefits and Wellbeing
F5 aims to attract, reward, and retain extraordinary talent from diverse backgrounds by offering a total compensation package that is equitable, flexible, and market competitive.
This includes the pay, incentive plans, restricted stock unit grants (“RSUs”), Employee Stock Purchase Plan, retirement plans, healthcare, paid time off and family leave F5 provides to employees, as well as the programs that support the diverse needs of our employees’ overall health and wellbeing. In fiscal year 2023, F5 launched free and global access to therapy and coaching sessions to all employees, and renewed our popular Wellness Weekends to provide one weekend a quarter when all employees have a set Friday through Monday off to reset and refresh.
Two significant changes were made to F5 employees’ compensation and benefits in fiscal year 2023 in response to both macroeconomic and post-COVID-19 pandemic conditions:
•In the second quarter of fiscal year 2023, we altered our incentive plans to reduce our operating budgets. F5 eliminated the annual cash bonus for the CEO, reduced annual cash bonuses for executives by 70% and reduced the funding pool by 50% for employee Management by Objective ("MBO") plans.

•In the third quarter of fiscal year 2023, F5 updated its Freedom to Flex program to reflect the worldwide expiration of COVID-19 pandemic health and safety protocols. To balance the company’s goals for employee collaboration and connection, with employees continued need for flexibility from their employer, F5 requires all employees within 30 commutable miles of an F5 office, accommodating 30 or more employees, to work in the office for 30 business days each quarter. The remainder of employees worldwide continue to be offered a choice to work fully remote, hybrid or full-time in an F5 office.
Environmental, Social & Governance
At F5, we care deeply not just about what we do, but how we do it. We consider this our uniquely human-first and high-performance approach to the way we conduct our business, and it is reflected in our commitment to Environmental, Social and Governance (“ESG”).
Environmental. In fiscal year 2023, F5 expanded its environmental initiatives by committing to a science-based target. F5 submitted its target for verification to the Science Based Target Initiative, outlining its commitment to reduce absolute Scope 1 and 2 emissions by 50%, and reduce absolute Scope 3 emissions by 43% by 2030 from a 2021 baseline year.
The company plans to reduce its operational emissions, referred to as Scope 1 and 2, by sourcing more renewable energy and improving its offices' energy efficiency. F5 identified that the majority of the Company's emissions, however, come from the value chain, referred to as Scope 3. This will require F5 to prioritize more sustainable design and energy performance in its products and services, followed by decarbonizing its supply chain, in order to reach its science-based target.
Social. In addition to the employee programs and benefits outlined in the Human Capital Management section above, we continue to prioritize F5 Global Good, the community development initiative that amplifies our employee engagement and diversity and inclusion programs. In fiscal year 2023, more than half of all worldwide employees participated in Global Good programs, volunteering over 10,400 hours and directing the entirety of F5’s donations, through both the Company matching program and grant selection committees. F5 and its employees donated over $3.8 million to over 3,000 non-profits worldwide in fiscal year 2023.
Governance. Our guiding principle to do the right thing for each other, our customers, our shareholders, and our communities is set forth in F5’s Code of Business Conduct and Ethics, compliance training programs and most importantly, in the behaviors we measure all employees on: BeF5 and LeadF5.
In fiscal year 2023, F5 completed its first Double Materiality Assessment, based on industry benchmarking and the engagement of hundreds of internal and external stakeholders. This process served as F5's most recent climate-related risk identification for risks with a substantive impact and enabled the Company to identify appropriate ESG risks for our enterprise risk assessment process. The oversight of our ESG programs is conducted by the Nominating and ESG Committee of the Board of Directors, where ESG strategy, disclosures and metrics are reviewed each quarter.

Executive Officers of the Registrant
The following table sets forth certain information with respect to our executive officers as of November 14, 2023:

Name	Age	Position
François Locoh-Donou	52	President, Chief Executive Officer and Director
Tom Fountain	47	Executive Vice President of Global Services and Chief Strategy Officer
Frank Pelzer	53	Executive Vice President and Chief Financial Officer
Scot Rogers	56	Executive Vice President and General Counsel
Kara Sprague	43	Executive Vice President and Chief Product Officer
Chad Whalen	52	Executive Vice President of Worldwide Sales

François Locoh-Donou has served as our President, Chief Executive Officer and member of our Board of Directors since April 2017. Prior to joining F5, Mr. Locoh-Donou served as Senior Vice President and Chief Operating Officer of Ciena Corporation. During his more than 15 years at Ciena, Mr. Locoh-Donou served in several leadership positions. From August 2011 to October 2015, he served as Ciena’s Senior Vice President, Global Products Group. Previously, he served as Ciena’s Vice President and General Manager, Europe, Middle East and Africa from June 2005 to August 2011. He holds an M.B.A. from Stanford University, a 'Mastere' in Optical Telecommunications from the National Institute of Telecommunications of Paris, and a 'Diplome d'Ingenieur' in Physics Engineering from the National Institute of Physics in Marseille, France. Mr. Locoh-Donou serves on the board of Capital One Financial Corporation. He is also the co-founder of Cajou Espoir, a cashew-processing facility that employs several hundred people in rural Togo, 80 percent of whom are women. Cajou Espoir exports more than 400 tons of cashew kernels annually to the U.S. and Europe.
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
Frank Pelzer has served as our Executive Vice President and Chief Financial Officer since May 2018. He oversees F5's worldwide financial planning, analysis, accounting, reporting, and internal auditing procedures, as well as investor relations. Prior to joining F5, Mr. Pelzer served as President and Chief Operating Officer of the Cloud Business Group at SAP, responsible for the execution of strategy and operations of the company's SaaS portfolio including Concur, Ariba, Fieldglass, SuccessFactors, and Hybris. Prior to that, he served as Chief Financial Officer of Concur Technologies, before it was acquired by SAP in 2014. Mr. Pelzer has also held senior leadership positions at Deutsche Bank and Credit Suisse Group. Mr. Pelzer serves on the board of directors Freshworks Inc. He holds a B.A. from Dartmouth College and an M.B.A. from the Tuck School of Business at Dartmouth College.
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
Kara Sprague is Executive Vice President and Chief Product Officer. She is responsible for F5’s portfolio of multi-cloud application security and delivery solutions. Prior to joining F5 in 2017, Ms. Sprague held various leadership positions across the technology practice of McKinsey & Company. Most recently she led the Technology, Media, and Telecom Practice for the Western Region. Prior to McKinsey, Ms. Sprague was on the engineering staff of Oracle, Agilent Technologies, and Hewlett-Packard. She holds a bachelor's degree and two master's degrees from Massachusetts Institute of Technology and serves on the board of Girls Who Code.
Chad Whalen has served as our Executive Vice President of Worldwide Sales since July 2018. He is responsible for F5’s global sales strategy and brings over 20 years of experience leading global teams across Europe, Asia, and North and South America in network infrastructure, security, and SaaS. Mr. Whalen joined F5 in 2017 to lead the Cloud Sales team. Prior to joining F5, he ran strategic alliances at Fortinet, worldwide sales and services at Jasper, Americas sales and field operations at Ciena and global sales and marketing at World Wide Packets. He holds a B.A. in Business Administration and Management from Eastern Washington University.

Item 1A.Risk Factors
In addition to the other information in this report, the following risk factors should be carefully considered in evaluating our company and operations.
Risk Factor Summary
Operational and Execution Risks
•Cloud-based and SaaS computing trends present competitive and execution risks;
•Security vulnerabilities in our IT infrastructure or multi-cloud application security and delivery solutions and services as well as unforeseen product errors could have a material adverse impact on our business results of operations, financial condition and reputation;
•We are dependent on various information technology systems, and failures of or interruptions to those systems could harm our business;
•Our success depends on our key personnel and our ability to hire, retain and motivate qualified executives, sales and marketing, operations, product development and professional services personnel;
•Acquisitions present many risks and we may not realize the financial and strategic goals that are contemplated at the time of the transaction;
•Our success depends upon our ability to effectively plan and manage our resources and restructure our business;
•Our business may be harmed if our contract manufacturers are not able to provide us with adequate supplies of our products or if a single source of hardware assembly is lost or impaired;
•Our business could suffer if there are any interruptions or delays in the supply of hardware components from our third-party sources;
•It is difficult to predict our future operating results because we have an unpredictable sales cycle;
•We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business;
•Reliance on fulfillment at the end of the quarter could cause our revenue for the applicable period to fall below expected levels;
•Our operating results are exposed to risks associated with international commerce.
•The average selling price of our products may decrease and our costs may increase, which may negatively impact revenues and profits;
Strategic and Industry Risks
•Our business could be adversely impacted by conditions affecting the markets in which we compete;
•Industry consolidation may result in increased competition;
•We may not be able to compete effectively in the application security and delivery market;
•Our success depends on our timely development of new software and systems products and features, market acceptance of new software and systems product offerings and proper management of the timing of the life cycle of our software and systems products;
•Our success depends on sales and continued innovation of our application security and delivery product lines;
•Issues related to the development and use of artificial intelligence ("AI") could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm of our business
•Misuse of our products could harm our reputation.
Legal and Regulatory Risks
•Our failure to adequately protect personal information could have a material adverse effect on our business;
•A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks;
•We face litigation risks;

•We may not be able to adequately protect our intellectual property, and our products may infringe on the intellectual property rights of third parties;
•We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets;
•Changes in governmental regulations could negatively affect our revenues.
Financial Risks
•We may have exposure to greater than anticipated tax liabilities;
•We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations;
•Changes in financial accounting standards may cause adverse unexpected revenue fluctuations and affect our reported results of operations;
•If we are unable to maintain effective internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.
Risks Related to our Common Stock
•Our quarterly and annual operating results may fluctuate in future periods, which may cause our stock price to fluctuate;
•Anti-takeover provisions could make it more difficult for a third party to acquire us;
•Our stock price could be volatile, particularly during times of economic uncertainty and volatility in domestic and international stock markets;
•If securities or industry analysts publish inaccurate or unfavorable research about our business, or discontinue publishing research about our business, the price and trading volume of our securities could decline.
General Risks
•Continued macroeconomic downturns or uncertainties may harm our industry, business, and results of operations;
•We face risks associated with having operations and employees located in Israel;
•Our business is subject to the risks of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by man-made problems such as terrorism;
•Climate change may have an impact on our business.
Operational and Execution Risks
Cloud-based and SaaS computing trends present competitive and execution risks
Customers are transitioning to a hybrid computing environment utilizing various cloud-based software and services accessed via various smart client devices. Pricing and delivery models are evolving and our competitors are developing and deploying cloud-based services for customers. In addition, new cloud infrastructures are enabling the emergence of new competitors including large cloud providers who offer their own application security and delivery functionality as well as smaller companies targeting the growing numbers of "born in the cloud" applications. We devote significant resources to develop and deploy our cloud-based and SaaS software and services strategies. While we believe our expertise and investments in software and infrastructure for cloud-based services provides us with a strong foundation to compete, it is uncertain whether our strategies will continue to attract the customers or generate the revenue required to be successful. In addition to software development costs, we are incurring costs to build and maintain infrastructure to support cloud-computing and SaaS services, and the securitization of our customers’ data. These costs may reduce the gross and operating margins we have previously achieved. Whether we are successful in this new business model depends on our execution in a number of areas, including:
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
Security vulnerabilities in our IT infrastructure or multi-cloud application security and delivery products and services as well as unforeseen product errors could have a material adverse impact on our business results of operations, financial condition and reputation
In the ordinary course of business, we store sensitive data, including intellectual property, personal data, our proprietary business information and that of our customers, suppliers and business partners on our networks. In addition, we store sensitive data through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. The secure maintenance of this information is critical to our operations and business strategy. Our IT infrastructure and those of our partners and customers are subject to the increasing threat of intrusions by a wide range of bad actors and malicious parties, including computer programmers, hackers or sophisticated nation-state and nation-state supported actors or they may be compromised due to employee error or wrongful conduct, malfeasance, or other disruptions. Despite our security measures, and those of our third-party vendors, our IT infrastructure has experienced breaches or disruptions and may be vulnerable in the future to breach, attacks or disruptions. If any breach or attack compromises our IT infrastructure, creates system disruptions or slowdowns or exploits security vulnerabilities therein, the information stored on our networks or those of our customers could be accessed and modified, publicly disclosed, lost or stolen, and we may be subject to liability to our customers, suppliers, business partners and others, and suffer reputational and financial harm.
Our multi-cloud application security and delivery products and services are used by our customers to manage their critical applications and data. Bad actors and other malicious parties, may attempt to exploit security in our internal IT infrastructure or cloud environments that support our SaaS-based and managed solutions and services as well as our products that may be deployed in a customer environment. To address these security risks, we devote significant resources to identify and eliminate security vulnerabilities in our multi-cloud application security and delivery products and services. These efforts include, but are not limited to engineering and enhancing security and reliability features in our products and services, deploying security updates to address security vulnerabilities, and seek to respond to known security incidents in sufficient time to minimize any potential adverse impacts to our customers and IT infrastructure. Despite our efforts to harden our IT infrastructure, our security and delivery products and services against these risks, from time to time, we experience attacks and other cyber-threats. These attacks can seek to exploit, among other things, known or unknown vulnerabilities in technology included in our IT infrastructure, security and delivery products and services. While we have undertaken efforts to mitigate these vulnerabilities, they could render our IT infrastructure, security and delivery products and services susceptible to a cyber-attack which may subject the Company to liability to our customers, suppliers, business partners and others, and suffer reputational and financial harm.
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
Any errors, defects or vulnerabilities in our products or IT infrastructure could result in:
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
•inaccessibility to certain data or systems necessary to operate the business;
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
Our success depends on our key personnel and our ability to hire, retain and motivate qualified executives, sales and marketing, operations, product development and professional services personnel
Our success depends, in large part, on our ability to attract, engage, retain, and integrate qualified executives and other key employees throughout all areas of our business. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. If we do not obtain the stockholder approval needed to continue granting equity compensation in a competitive manner, our ability to attract, retain, and motivate executives and key employees could be weakened. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. We have recently experienced changes in our senior leadership team and we expect to continue to see changes as we build the team that is needed to execute our strategy. Changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations. The complexity of our products and their integration into existing networks and ongoing support, as well as the sophistication of our sales and marketing effort, requires us to retain highly trained developers, professional services, customer support and sales personnel. Competition for qualified developers, professional services, customer support and sales personnel in our industry is intense, especially in Silicon Valley and Seattle where we have substantial operations and a need for highly skilled personnel, because of the limited number of people available with the necessary technical skills and understanding of our products. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, that they have violated non-compete obligations to their prior employers, or that their former employers own their inventions or other work product. Our ability to hire and retain these personnel may be adversely affected by volatility or reductions in the price of our common stock or our ability to get approval from shareholders to offer additional common stock to our employees, since these employees are generally granted restricted stock units. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring qualified personnel may harm our business and results of operations. In addition, restructuring plans to better align strategic and financial objectives, optimize operations, and drive efficiencies for long-term growth and profitability, may include a reduction in force of the Company's workforce. These restructuring activities could lead to increased attrition amongst those employees who were not directly affected by the reduction in force program.

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
Our inability to successfully operate and integrate newly-acquired businesses appropriately, effectively and in a timely manner, or to retain key personnel of any acquired business, could have a material adverse effect on our ability to take advantage of further growth in demand for application security and delivery solutions and other advances in technology, as well as on our revenues, gross margins and expenses.
Our success depends upon our ability to effectively plan and manage our resources and restructure our business
Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale and adjust our business and business models in response to fluctuating market opportunities and conditions. From time to time, we have increased investment in our business by increasing headcount, acquiring companies, and increasing our investment in research and development, sales and marketing, and other parts of our business. Conversely, in the last few years, we have initiated restructuring plans to better align strategic and financial objectives, optimize operations, and drive efficiencies for long-term growth and profitability, which resulted in restructuring charges. Our ability to achieve the anticipated cost savings and other benefits from these initiatives is subject to many estimates and assumptions, which are subject to uncertainties. If our estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, or if other unforeseen events occur, our business and results of operations could be adversely affected.
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

It is difficult to predict our future operating results because we have an unpredictable sales cycle
Our products have a lengthy sales cycle and the timing of our revenue is difficult to predict. Historically, our sales cycle has tended to lengthen as our products become increasingly complex. Also, as our distribution strategy is focused on a channel model, utilizing value-added resellers, distributors and systems integrators, the level of variability in the length of sales cycle across transactions has increased and made it more difficult to predict the timing of many of our sales transactions. Sales of our products require us to educate potential customers in their use and benefits. Sales of our products are subject to delays from the lengthy internal budgeting, approval and competitive evaluation processes that large enterprises and governmental entities may require. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to testing our products before they decide whether or not to purchase. Customers may also defer orders as a result of anticipated releases of new products or enhancements by our competitors or us. As a result, our products have an unpredictable sales cycle that contributes to the uncertainty of our future operating results.
We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business
We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. These channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our indirect sales channel structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two worldwide distributors of our products accounted for 30.6% of our total net revenue for fiscal year 2023. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
In addition, the impact of Brexit on EU-UK political, trade, economic and diplomatic relations continues to be uncertain and such impact may not be fully realized for several years or more. Continued uncertainty and friction may result in regulatory, operational, and cost challenges to our UK and global operations.
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

Strategic and Industry Risks
Our business could be adversely impacted by conditions affecting the markets in which we compete
A substantial portion of our business depends on the demand for information technology by large enterprise customers and service providers. We are dependent upon the overall economic health of our current and prospective customers. International, national, regional and local economic conditions, such as recessionary economic cycles, protracted economic slowdown or further deterioration of the economy could adversely impact demand for our products. Demand for our products and services depends substantially upon the general demand for application security and delivery solutions, which fluctuates based on numerous factors, including capital spending levels and growth of our current and prospective customers, as well as general economic conditions. Moreover, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Future economic projections for the information technology sector are uncertain as companies continue to reassess their spending for technology projects and embrace a range of consumption models from physical systems to software, SaaS-based and managed services solutions. As a result, spending priorities for our current and future customers may vary and demand for our products and services may be impacted. In addition, customer buying patterns are changing over time and more customers seek to rent software on a subscription basis and to reduce their total cost of ownership. These evolving business models could lead to changes in demand and licensing strategies, which could have a material adverse effect on our business, results of operations and financial condition.
Industry consolidation may result in increased competition
Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they had previously offered. We have also entered into large, strategic partnerships to enhance our competitive position in the marketplace. As technology companies attempt to strengthen or maintain their market positions in the evolving application delivery, mobility, cloud networking and cloud platform markets, these companies continue to seek to deliver comprehensive solutions to end users and combine enterprise-level hardware and software solutions that may compete with our solutions and which could negatively impact our partnerships. These consolidators or potential consolidators may have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and services. The companies resulting from these possible combinations may create more compelling product and service offerings and be able to offer greater pricing flexibility or sales and marketing support for such offerings than we can. These heightened competitive pressures could result in a loss of customers or a reduction in our revenues or revenue growth rates, all of which could adversely affect our business, results of operations and financial condition.
We may not be able to compete effectively in the application security and delivery market
The markets we serve are rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. As we expand our reach and role into a broader set of multi-cloud solutions, the companies that we consider competitors evolves as well. In addition to server load balancing, traffic management, and other functions normally associated with application delivery, our suite of solutions has expanded our addressable market into security, and policy management, where we compete with a number of companies focused on niche areas of application security.
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
•requirements that our products interoperate with technologies from other vendors to enable ease of management;
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
Our success depends on sales and continued innovation of our application security and delivery product lines
We expect to derive a significant portion of our net revenues from the sale of our cloud, software and hardware application security and delivery product lines in the future. Implementation of our strategy depends upon these products being able to solve critical network availability, performance and security problems for our customers. If our products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in product feature sets needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
We operate in an industry of evolving standards and rapid technological advancements. If our competitors are able to develop and implement compelling technological innovations or features into their product offerings or services more rapidly or successfully than us in the future, our ability to compete effectively may be impacted which could negatively impact our business and results of operations.
Issues related to the development and use of artificial intelligence ("AI") could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm of our business
We currently incorporate AI technology in certain of our products and services and in our business operations. Our research and development of such technology remains ongoing. AI presents risks, challenges, and unintended consequences that could affect our and our customers’ adoption and use of this technology. AI algorithms and training methodologies may be flawed. Additionally, AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. AI-related issues, deficiencies and/or failures could (i) give rise to legal and/or regulatory action, including with respect to proposed legislation regulating AI in jurisdictions such as the European Union and others, and as a result of new applications of existing data protection, privacy, intellectual property, and other laws; (ii) damage our reputation; or (iii) otherwise materially harm our business.

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
Legal and Regulatory Risks
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
The SEC requires us, as a public company that uses certain raw materials considered to be “conflict minerals” in our products, to report publicly on the extent to which “conflict minerals” are in our supply chain. As a provider of hardware end-products, we are several steps removed from the mining, smelting, or refining of any conflict minerals. Accordingly, our ability to determine with certainty the origin and chain of custody of these raw materials is limited. Our relationships with customers, suppliers, and investors could suffer if we are unable to describe our products as “conflict-free.” We may also face increased costs in complying with conflict minerals disclosure requirements.
Financial Risks
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
Risks Related to our Common Stock
Our quarterly and annual operating results may fluctuate in future periods, which may cause our stock price to fluctuate
Our quarterly and annual operating results have varied significantly in the past and could vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing and recently volatile U.S. and global economic environment, which may cause our stock price to fluctuate. In particular, we anticipate that the size of customer orders may increase as we continue to focus on larger business accounts. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. In the past, a majority of our sales have been realized near the end of a quarter. Accordingly, a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that fiscal year. Additionally, we have exposure to the credit risks of some of our customers. Although we have programs in place that are designed to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks adequately. We monitor individual payment capability in granting credit arrangements, seek to limit the total credit to amounts we believe our customers can pay and maintain reserves we believe are adequate to cover exposure for potential losses. If there is a deterioration of a major customer’s creditworthiness or actual defaults are higher than expected, future losses, if incurred, could harm our business and have a material adverse effect on our operating results. Further, our operating results may be below the expectations of securities analysts and investors in future quarters or years. Our failure to meet these expectations will likely harm the market price of our common stock. Such a decline could occur, and has occurred in the past, even when we have met our publicly stated revenue and/or earnings guidance.
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
General Risks
Continued macroeconomic downturns or uncertainties may harm our industry, business, and results of operations
We operate globally and as a result, our business, revenues, and profitability may be impacted by global macroeconomic conditions. The continuing adverse global macroeconomic conditions and related market uncertainties have, among other things, softened customer demand and customer purchase decisions, which may in turn, limit our ability to forecast future business activities involving our products and services. Prolonged adverse macroeconomic conditions both in the U.S. and abroad, including, but not limited to, rising interest rates to combat inflationary pressures of goods and services, challenges in the financial and credit markets, labor shortages, supply chain disruptions, trade uncertainty, adverse changes in global taxation and tariffs, sanctions, outbreaks of pandemic diseases such as COVID-19, political unrest and social strife, armed conflicts, such as the Russian invasion of Ukraine, or other impacts from the macroeconomic environment have led to a slowing of global economic growth. Continued worsening of macroeconomic conditions could adversely affect our business, financial condition, results of operations and cash flows through, among others, softer demand of our products and services as well as unfavorable increases to our operating costs, which could negatively impact our profitability.
We face risks associated with having operations and employees located in Israel
We have offices and employees located in Israel. As a result, political, economic, and military conditions in Israel directly affect our operations. The future of peace efforts between Israel and its Arab neighbors remains uncertain. There has been a significant increase in hostilities and political unrest in Israel. The effects of these hostilities and violence on the Israeli economy and our operations in Israel are unclear, and we cannot predict the effect on us of further increases in these hostilities or future armed conflict, political instability or violence in the region. In addition, many of our employees in Israel are obligated to perform annual reserve duty in the Israeli military and are subject to being called for active duty under emergency circumstances. We cannot predict the full impact of these conditions on us in the future, particularly if emergency circumstances or an escalation in the political situation occurs. If many of our employees in Israel are called for active duty for a significant period of time, our operations and our business could be disrupted and may not be able to function at full capacity. Current or future tensions and conflicts in the Middle East could adversely affect our business, operating results, financial condition and cash flows.

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

	Fiscal Year 2023		Fiscal Year 2022
	High	Low	High	Low
First Quarter	$159.96	$133.68	$249.00	$193.50
Second Quarter	$159.95	$135.49	$245.59	$188.50
Third Quarter	$154.04	$127.05	$215.28	$147.47
Fourth Quarter	$167.89	$142.16	$174.38	$141.91
The last reported sales price of our common stock on the Nasdaq Global Select Market on November 7, 2023 was $156.11.
As of November 7, 2023, there were 39 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
Dividend Policy
Our policy has been to retain cash for use in our business, for investment in acquisitions and to repurchase shares of our common stock. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.
Unregistered Securities Sold in 2023
We did not sell any unregistered shares of our common stock during the fiscal year 2023.
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
On February 3, 2021, the Company entered into Accelerated Share Repurchase ("ASR") agreements with two financial institutions under which the Company paid an aggregate of $500 million. The ASR agreements were accounted for as two separate transactions (1) a repurchase of common stock and (2) an equity-linked contract on the Company's own stock. Upon execution of the ASR agreements, the Company received an initial delivery of 2.1 million shares for an aggregate price of $400 million, based on the market price of $194.91 per share of the Company's common stock on the date of the transaction. The initial shares received by the Company were retired immediately upon receipt. The equity-linked contract for the remaining $100 million, representing remaining shares to be delivered by the financial institutions under the ASR agreements, was recorded to common stock as of March 31, 2021 and was settled in the third quarter of fiscal 2021 with the Company receiving 449,049 additional shares, which were retired immediately upon receipt. The total ASR resulted in a repurchase of 2.5 million shares of the Company's common stock at a volume weighted average repurchase price, less an agreed upon discount, of $199.90 per share. The shares received by the Company were retired, accounted for as a reduction to stockholder’s equity in the consolidated balance sheets, and treated as a repurchase of common stock for purposes of calculating earnings per share. The Company was not required to make any additional cash payments or delivery of common stock to the financial institutions upon settlement of the agreements.
During fiscal year 2023, we repurchased and retired 2,454,382 shares of common stock at an average price of $142.62 per share and as of September 30, 2023, we had $922 million remaining authorized to purchase shares.

Shares repurchased and retired during the fourth quarter of fiscal year 2023 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan[2]
July 1, 2023 — July 31, 2023	63,605	$157.24	63,605	$972,446
August 1, 2023 — August 31, 2023	326,798	$158.64	315,309	$922,439
September 1, 2023 — September 30, 2023	—	—	—	$922,439
(1)Includes 11,489 shares withheld from restricted stock units that vested in the fourth quarter of fiscal 2023 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of such awards do not deplete the dollar amount available for purchases under the repurchase program.

Performance Measurement Comparison of Shareholder Return
The following graph compares the annual percentage change in the cumulative total return on shares of our common stock, the Nasdaq Composite Index, the S&P 500 Index, and the S&P 500 Information Technology Index for the period commencing September 30, 2018, and ending September 30, 2023. For additional comparability, we have added the S&P 500 Information Technology Index as an industry specific index.
Comparison of Cumulative Total Return
On Investment Since September 30, 2018*

300.00
250.00
200.00
150.00
100.00
50.00
0.00
2018
2019
2020
2021
2022
2023
F5, Inc.
NASDAQ Composite Index
S&P 500 Index
S&P 500 Information Technology Index

The Company’s closing stock price on September 29, 2023, the last trading day of the Company’s 2023 fiscal year, was $161.14 per share.

*     Assumes that $100 was invested September 30, 2018 in shares of common stock and in each index, and that all dividends were reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Item 6.[Reserved]

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
•Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, software-as-a-service infrastructure costs, amortization of developed technology and personnel and overhead expenses. In addition, factors such as sales price, product and services mix, inventory obsolescence, returns, component price increases, warranty costs, global supply chain constraints, and the remaining uncertainty surrounding the COVID-19 pandemic could significantly impact our gross margins.
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

•Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The decrease in cash and investments for fiscal year 2023 was primarily due to cash used for the repayment of the Term Loan Facility, including the outstanding principal balance of $350.0 million, and all accrued, but unpaid interest outstanding of $3.0 million. In addition, $350.0 million of cash was used for the repurchase of outstanding common stock during fiscal year 2023. The decrease was partially offset by cash provided by operating activities of $653.4 million. Going forward, we believe the primary driver of cash flows will be net income from operations. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. Additionally, on January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of September 30, 2023, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
•Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in fiscal 2023 due to an increase in maintenance renewal contracts related to our existing product installation base and the growth of our subscriptions business. Our days sales outstanding for the fourth quarter of fiscal year 2023 was 58. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
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
We believe that, of our significant accounting policies, which are described in Note 1 of the notes to the consolidated financial statements, the following accounting policy involves a greater degree of judgment and complexity. Accordingly, we believe the following policy is the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
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
Contract Acquisition Costs
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial service contracts and subscription offerings are deferred and then amortized as an expense on a straight-line basis over the period of benefit, which management has determined to be 4.5 years for initial service and 3 to 5 years for subscription offerings.
Flexible Consumption Program
We enter into certain contracts with customers, including flexible consumption programs and multi-year subscriptions, with non-standard terms and conditions. Management assesses contractual terms in these agreements to identify and evaluate performance obligations. Management allocates consideration to each performance obligation based on relative fair value using standalone selling price and recognizes associated revenue as control is transferred to the customer.
Impact of Current Macroeconomic Conditions
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on customer behavior. Worsening economic conditions, including inflation, higher interest rates, slower growth, fluctuations in foreign exchange rates, and developments related to the COVID-19 pandemic, and other changes in economic conditions, may adversely affect our results of operations and financial performance. For further discussion of the potential impacts of recent macroeconomic events on our business, financial condition, and operating results, see Part I, Item 1A titled “Risk Factors.”
Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Annual Report on Form 10-K.

	Years Ended September 30,
	2023	2022	2021
	(in thousands, except percentages)
Net revenues
Products	$1,334,638	$1,317,117	$1,247,084
Services	1,478,531	1,378,728	1,356,332
Total	$2,813,169	$2,695,845	$2,603,416
Percentage of net revenues
Products	47.4%	48.9%	47.9%
Services	52.6	51.1	52.1
Total	100.0%	100.0%	100.0%

Net Revenues. Total net revenues increased 4.4% in fiscal year 2023 from fiscal year 2022, compared to an increase of 3.6% in fiscal year 2022 from the prior year. Overall revenue growth for the year ended September 30, 2023 was due to increases in both product and service revenue. The product revenue increase was driven by an increase in systems revenue. Service revenues increased as a result of continued growth in maintenance contract renewals. International revenues represented 47.1%, 44.8% and 47.5% of net revenues in fiscal years 2023, 2022 and 2021, respectively.
Net Product Revenues. Net product revenues increased 1.3% in fiscal year 2023 from fiscal year 2022, compared to an increase of 5.6% in fiscal year 2022 from the prior year. The increase of $17.5 million in net product revenues for fiscal year 2023 was due to growth in systems revenue. The increase of $70.0 million in net product revenues for fiscal year 2022 was primarily due to growth in software revenue, partially offset by a decrease in systems revenue associated with a shortage of components to meet systems demand.
The following presents net product revenues by systems and software (in thousands):

	Years Ended September 30,
	2023	2022	2021
Net product revenues
Systems revenue	$670,652	$651,902	$748,192
Software revenue	663,986	665,215	498,892
Total net product revenue	$1,334,638	$1,317,117	$1,247,084
Percentage of net product revenues
Systems revenue	50.2%	49.5%	60.0%
Software revenue	49.8	50.5	40.0
Total net product revenue	100.0%	100.0%	100.0%
Software Revenues. As a component of net product revenues, software revenues remained relatively flat in fiscal year 2023, compared to an increase of 33.3% in fiscal year 2022 from the prior year.
The following presents software revenue by consumption model (in thousands):

	Years Ended September 30,
	2023	2022	2021
Software revenue
Subscriptions[1]	$555,941	$521,809	$390,202
Perpetual licenses	108,045	143,406	108,690
Total software revenue	$663,986	$665,215	$498,892
Percentage of software revenue
Subscriptions[1]	83.7%	78.4%	78.2%
Perpetual licenses	16.3	21.6	21.8
Total software revenue	100.0%	100.0%	100.0%
(1)    Subscriptions revenue includes revenue from SaaS and managed services and term-based subscriptions.
Net Service Revenues. Net service revenues increased 7.2% in fiscal year 2023 from fiscal year 2022, compared to an increase of 1.7% in fiscal year 2022 from the prior year. The increase of $99.8 million in service revenue for fiscal year 2023 was the result of increased purchases or renewals of maintenance contracts driven by delayed purchase decisions in new product purchases by our install base and additions to our installed base of products. In addition, we are seeing the benefits of price increases put in place in fiscal 2022. The increase of $22.4 million in service revenue for fiscal year 2022 was the result of increased purchases or renewals of maintenance contracts driven by additions to our installed base of products.
The following distributors of our products accounted for more than 10% of total net revenue:

	Years Ended September 30,
	2023	2022	2021
Ingram Micro, Inc.	15.6%	20.0%	19.2%
Synnex Corporation	15.0%	13.4%	11.1%

The following distributors of our products accounted for more than 10% of total receivables:

	September 30,
	2023	2022
Ingram Micro, Inc.	—	12.9%
Synnex Corporation	16.0%	12.6%
Carahsoft Technology Corporation	10.1%	16.2%
No other distributors accounted for more than 10% of total net revenue or receivables.

	Years Ended September 30,
	2023	2022	2021
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$375,192	$319,713	$286,293
Services	218,116	219,914	206,853
Total	593,308	539,627	493,146
Gross profit	$2,219,861	$2,156,218	$2,110,270
Percentage of net revenues and gross margin (as a percentage of related net revenue)
Products	28.1%	24.3%	23.0%
Services	14.8	16.0	15.3
Total	21.1	20.0	18.9
Gross margin	78.9%	80.0%	81.1%
Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, software-as-a-service infrastructure costs and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased to $375.2 million in fiscal year 2023, up 17.4% from the prior year, primarily due to systems product revenue growth. In addition, we continued to experience component cost increases, expedite fees and other sourcing-related costs in fiscal 2023. Cost of net product revenues increased to $319.7 million in fiscal year 2022, up 11.7% from the prior year, primarily due to software product revenue growth. In addition, we experienced component cost increases, expedite fees and other sourcing-related costs in fiscal 2022.
Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. Cost of net service revenues as a percentage of net service revenues decreased to 14.8% in fiscal year 2023 compared to 16.0% in fiscal year 2022 and 15.3% in fiscal year 2021. Professional services headcount at the end of fiscal 2023 decreased to 1,046 from 1,091 at the end of fiscal 2022. Professional services headcount at the end of fiscal year 2022 increased to 1,091 from 1,014 at the end of fiscal 2021. In addition, cost of net service revenues included stock-based compensation expense of $22.2 million, $21.9 million and $22.1 million for fiscal years 2023, 2022 and 2021, respectively.

	Years Ended September 30,
	2023	2022	2021
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$878,215	$926,591	$929,983
Research and development	540,285	543,368	512,627
General and administrative	263,405	274,558	273,635
Restructuring charges	65,388	7,909	—
Total	$1,747,293	$1,752,426	$1,716,245
Operating expenses (as a percentage of net revenue)
Sales and marketing	31.2%	34.4%	35.7%
Research and development	19.2	20.1	19.7
General and administrative	9.4	10.2	10.5
Restructuring charges	2.3	0.3	—
Total	62.1%	65.0%	65.9%
Sales and Marketing. Sales and marketing expenses consist of the salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expense decreased $48.4 million, or 5.2% in fiscal year 2023 from the prior year, and remained relatively flat year-over-year in fiscal 2022. The decrease in sales and marketing expense for fiscal year 2023 was primarily due to a decrease of $18.4 million in personnel costs. Sales and marketing headcount at the end of fiscal year 2023 decreased to 2,170 from 2,500 at the end of fiscal year 2022. The decrease in sales and marketing expense for fiscal year 2023 was also due to a decrease of $13.2 million in marketing spend as part of cost reductions implemented by management. In fiscal year 2022, sales and marketing expense included a decrease of $14.0 million in commissions, partially offset by an increase in employee travel and customer outreach of $12.9 million, compared to the prior year. Sales and marketing headcount at the end of fiscal year 2022 increased to 2,500 from 2,479 at the end of fiscal year 2021. Sales and marketing expense included stock-based compensation expense of $96.5 million, $104.3 million and $104.6 million for fiscal years 2023, 2022 and 2021, respectively.
Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expense remained relatively flat in fiscal year 2023 from the prior year, as compared to a year-over-year increase of $30.7 million, or 6.0% in fiscal year 2022. Research and development headcount at the end of fiscal year 2023 decreased to 2,095 from 2,170 at the end of fiscal year 2022. In fiscal year 2022, the increase in research and development expense was primarily due to increased personnel costs of $29.6 million, compared to the prior year. The increase in personnel costs were driven by growth in research and development employee headcount during fiscal year 2022, including employees from the acquisition of Threat Stack. Research and development headcount at the end of fiscal year 2022 increased to 2,170 from 1,884 at the end of fiscal year 2021. Research and development expense included stock-based compensation expense of $69.4 million, $71.8 million and $67.2 million for fiscal years 2023, 2022 and 2021, respectively.
General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expense decreased $11.2 million, or 4.1% in fiscal year 2023 from the prior year, and remained relatively flat year-over-year in fiscal 2022. The decrease in general and administrative expense for fiscal year 2023 was primarily due to a decrease of $7.0 million in fees paid to outside consultants for legal, accounting and tax services. General and administrative headcount at the end of fiscal year 2023 decreased to 855 from 984 at the end of fiscal year 2022. In fiscal year 2022, general and administrative expense included an increase of $15.4 million in personnel costs, partially offset by a decrease in fees paid to outside consultants for legal, accounting and tax services of $7.0 million and a decrease in facilities costs of $7.7 million, compared to the prior year. The increase in personnel costs were driven by growth in general and administrative employee headcount during fiscal year 2022. General and administrative headcount at the end of fiscal year 2022 increased to 984 from 829 at the end of fiscal year 2021. General and administrative expense included stock-based compensation expense of $41.1 million, $43.9 million and $42.4 million for fiscal years 2023, 2022 and 2021, respectively.

Restructuring charges. In the third quarter of fiscal 2023, we initiated a restructuring plan to better align strategic and financial objectives, optimize operations, and drive efficiencies for long-term growth and profitability. We estimate the expenses associated with the headcount reductions will result in annualized savings of approximately $130 million. As a result of these initiatives, we recorded a restructuring charge of $56.7 million related to a reduction in workforce and exit of leased space that is reflected in our results for the year ended September 30, 2023.
In the first fiscal quarters of 2023 and 2022, we initiated restructuring plans to align strategic and financial objectives and optimize resources for long-term growth. As a result of these initiatives, we recorded restructuring charges of $8.7 million and $7.9 million related to a reduction in workforce that is reflected in our results for the years ended September 30, 2023 and 2022, respectively. There were no restructuring expenses recorded for the year ended September 30, 2021.

	Years Ended September 30,
	2023	2022	2021
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$472,568	$403,792	$394,025
Other income (expense), net	13,420	(18,399)	(7,088)
Income before income taxes	485,988	385,393	386,937
Provision for income taxes	91,040	63,233	55,696
Net income	$394,948	$322,160	$331,241
Other income and income taxes (as percentage of net revenue)
Income from operations	16.8%	15.0%	15.1%
Other (expense) income, net	0.5	(0.7)	(0.3)
Income before income taxes	17.3	14.3	14.8
Provision for income taxes	3.3	2.3	2.1
Net income	14.0%	12.0%	12.7%
Other Income (Expense), Net. Other income (expense), net, consists primarily of interest income and expense and foreign currency transaction gains and losses. Other income (expense), net increased $31.8 million in fiscal year 2023, as compared to fiscal year 2022 and decreased $11.3 million in fiscal year 2022, as compared to fiscal year 2021. The increase in other income (expense), net for fiscal year 2023 was primarily due to an increase in interest income of $16.5 million from our investments, and a decrease in interest expense of $5.5 million, compared to the prior year. In addition, foreign currency losses decreased $9.8 million for fiscal year 2023, compared to the prior year. The decrease in other income (expense), net for fiscal year 2022 as compared to fiscal year 2021 was primarily due to an increase in foreign currency losses of $7.8 million, and an increase in interest expense of $2.7 million, compared to the prior year.
Provision for Income Taxes. We recorded an 18.7% provision for income taxes for fiscal year 2023, compared to 16.4% in fiscal year 2022 and 14.4% in fiscal year 2021. The increase in effective tax rate from fiscal year 2022 to 2023 is primarily due to the tax impact of stock-based compensation and tax reserves. The increase in the effective tax rate from fiscal year 2021 to 2022 is primarily due to a discrete impact recorded in fiscal year 2021 from filing the Company’s fiscal year 2020 U.S. federal income tax return.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. The net decrease in the valuation allowance of $2.2 million for fiscal year 2023 and net increase of $5.7 million for fiscal year 2022 was primarily related to tax net operating losses and credits incurred in certain foreign jurisdictions, and state tax carryforwards. Our net deferred tax assets as of September 30, 2023, 2022 and 2021 were $290.7 million, $180.6 million, and $125.8 million, respectively.
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

Liquidity and Capital Resources
We have funded our operations with our cash balances and cash generated from operations.

	Years Ended September 30,
	2023	2022	2021
	(in thousands)
Liquidity and Capital Resources
Cash and cash equivalents and investments	$808,391	$894,110	$1,043,385
Cash provided by operating activities	653,409	442,631	645,196
Cash provided by (used in) investing activities	36,393	218,116	(445,335)
Cash used in financing activities	(653,299)	(476,508)	(468,280)
Cash and cash equivalents, short-term investments and long-term investments totaled $808.4 million as of September 30, 2023, compared to $894.1 million as of September 30, 2022, representing a decrease of $85.7 million. The decrease was primarily due to cash used for the repayment of the Term Loan Facility, including the outstanding principal balance of $350.0 million, and all accrued, but unpaid interest outstanding of $3.0 million. In addition, $350.0 million of cash was used for the repurchase of outstanding common stock during fiscal year 2023. The decrease was partially offset by cash provided by operating activities of $653.4 million. As of September 30, 2023, 62.8% of our cash and cash equivalents and investment balances were outside of the U.S. The cash and cash equivalents and investment balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. In fiscal year 2022, the decrease to cash and cash equivalents, short-term investments and long-term investments from the prior year was primarily due to $500.0 million of cash used for the repurchase of outstanding common stock and $68.0 million in cash paid for the acquisition of Threat Stack in the first quarter of fiscal 2022. The decrease was also driven by $33.6 million of capital expenditures related to the expansion of our facilities to support our operations worldwide as well as investments in information technology infrastructure and equipment purchases to support our core business activities. The decrease was partially offset by cash provided by operating activities of $442.6 million. As of September 30, 2022, 62.8% of our cash and cash equivalents and investment balances were outside of the U.S.
Cash provided by operating activities during fiscal year 2023 was $653.4 million compared to $442.6 million in fiscal year 2022 and $645.2 million in fiscal year 2021. Cash provided by operating activities resulted primarily from cash generated from net income, after adjusting for non-cash charges such as stock-based compensation, depreciation and amortization charges and changes in operating assets and liabilities. Cash provided by operating activities for fiscal year 2023 increased from the prior year primarily due to an increase in net income, as well as an increase in cash received from customers.
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
Cash provided by investing activities during fiscal year 2023 was $36.4 million compared to cash provided by investing activities of $218.1 million in fiscal year 2022 and cash used in investing activities of $445.3 million in fiscal year 2021. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions and capital expenditures. Cash provided by investing activities for fiscal year 2023 was primarily the result of $111.3 million in maturities of investments and $16.1 million in sales of investments, partially offset by $35.0 million in cash paid for acquisitions and $54.2 million in capital expenditures related to maintaining our operations worldwide. Cash used in investing activities for fiscal year 2022 was primarily the result of $260.4 million in maturities of investments and $120.6 million in sales of investments, partially offset by $68.0 million cash paid for the acquisition Threat Stack in the first quarter of fiscal 2022 and purchases of investments of $61.3 million. Cash used in investing activities for fiscal year 2021 was primarily the result of $411.3 million in cash paid for the acquisition businesses, primarily Volterra in the second quarter of fiscal 2021, along with capital expenditures related to maintaining our operations worldwide and the purchase of investments, partially offset by the maturity and sale of investments.

Cash used in financing activities was $653.3 million for fiscal year 2023, compared to cash used in financing activities of $476.5 million for fiscal year 2022 and cash used in financing activities of $468.3 million for fiscal year 2021. Cash used in financing activities for fiscal year 2023 included $350.0 million of cash used for the repayment of the Term Loan Facility, as well as $350.0 million of cash used to repurchase shares. In addition, $13.2 million in cash was used for taxes related to net share settlement of equity awards. Cash used in financing activities was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $60.0 million. Cash used in financing activities for fiscal year 2022 included $500.0 million to repurchase shares under our Share Repurchase program, as well as $21.0 million in cash used for taxes related to net share settlement of equity awards and $20.0 million in cash used to make principal payments on our term loan. Cash used in financing activities was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $64.5 million. Cash used in financing activities for fiscal year 2021 included $500.0 million to repurchase shares under our Accelerated Share Repurchase agreements, as well as $20.0 million in cash used to make principal payments on our term loan and $14.0 million in cash used for taxes related to net share settlement of equity awards. Cash used in financing activities was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $65.8 million.
On January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of September 30, 2023, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
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
Obligations and Commitments
As of September 30, 2023, we had approximately $85.4 million of tax liabilities, including interest and penalties, related to uncertain tax positions (See Note 8 to our Consolidated Financial Statements). Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.
As of September 30, 2023, our principal commitments consisted of obligations outstanding under operating leases and purchase obligations with one of our component suppliers.
In October 2022, we entered into an unconditional purchase commitment with one of our suppliers for the delivery of systems components. Under the terms of the agreement, we are obligated to purchase $10 million of component inventory annually, with a total committed amount of $40 million over a four-year term. As of September 30, 2023, we had no remaining purchase commitments under the first year of the agreement. Our total non-cancelable long-term purchase commitments outstanding as of September 30, 2023 was $30.0 million.
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

Item 7A.Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio with the exception of U.S. treasury and agency securities and money market funds, which are exempt from size limitation. The policy requires investments in securities that mature in three years or less, with the average maturity being no greater than one and a half years. These securities are subject to interest rate risk and will decrease in value if interest rates increase. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. Therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in interest rates.
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
F5, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of F5, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of F5, Inc. and its subsidiaries (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended September 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 20, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023] in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition for Certain Products and Services Contracts

As described in Note 1 to the consolidated financial statements, the Company sells hardware and perpetual software products and offers several products by subscription, either through term-based license agreements or as SaaS offerings. Evidence of a contract generally consists of a purchase order. The purchase price stated in an agreed upon purchase order is generally representative of the transaction price. The transaction price in a contract is allocated based upon the relative standalone selling price of each distinct performance obligation identified in the contract. Revenue is recognized at the time the related performance obligation is satisfied by transferring control of promised products and services to a customer. Revenue from the sale of the Company's hardware and perpetual software products is generally recognized at a point in time when the product has been fulfilled and the customer is obligated to pay for the product. Revenue for term-based license agreements is recognized at a point in time, when the Company delivers the software license to the customer and the subscription term has commenced. Revenue for SaaS offerings is recognized ratably as the services are provided. Revenues for post-contract customer support are recognized on a straight-line basis over the service contract term. The Company’s products and services revenue was $1,335 million and $1,479 million, respectively, for the year ended September 30, 2023, of which a portion relates to certain products and services contracts.

The principal consideration for our determination that performing procedures relating to revenue recognition for certain products and services contracts is a critical audit matter is a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) testing the accuracy and existence of certain product and service revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, and proof of shipments or delivery, where applicable; (ii) testing, on a sample basis, the determination of the standalone selling price of certain performance obligations, including testing the completeness and accuracy of the underlying data used by management; and (iii) confirming a sample of outstanding customer invoice balances as of September 30, 2023 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, proof of shipment or delivery, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
November 14, 2023
We have served as the Company’s auditor since 1996.

F5, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$797,163	$758,012
Short-term investments	6,160	126,554
Accounts receivable, net of allowances of $3,561 and $6,020	454,832	469,979
Inventories	35,874	68,365
Other current assets	554,744	489,314
Total current assets	1,848,773	1,912,224
Property and equipment, net	170,422	168,182
Operating lease right-of-use assets	195,471	227,475
Long-term investments	5,068	9,544
Deferred tax assets	295,308	183,365
Goodwill	2,288,678	2,259,282
Other assets, net	444,613	516,122
Total assets	$5,248,333	$5,276,194
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$63,315	$113,178
Accrued liabilities	282,890	309,819
Deferred revenue	1,126,576	1,067,182
Current portion of long-term debt	—	349,772
Total current liabilities	1,472,781	1,839,951
Deferred tax liabilities	4,637	2,781
Deferred revenue, long-term	648,545	624,398
Operating lease liabilities, long-term	239,565	272,376
Other long-term liabilities	82,573	67,710
Total long-term liabilities	975,320	967,265
Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 59,207 and 59,860 shares issued and outstanding	24,399	91,048
Accumulated other comprehensive loss	(23,221)	(26,176)
Retained earnings	2,799,054	2,404,106
Total shareholders’ equity	2,800,232	2,468,978
Total liabilities and shareholders’ equity	$5,248,333	$5,276,194
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Years Ended September 30,
	2023	2022	2021
Net revenues
Products	$1,334,638	$1,317,117	$1,247,084
Services	1,478,531	1,378,728	1,356,332
Total	2,813,169	2,695,845	2,603,416
Cost of net revenues
Products	375,192	319,713	286,293
Services	218,116	219,914	206,853
Total	593,308	539,627	493,146
Gross profit	2,219,861	2,156,218	2,110,270
Operating expenses
Sales and marketing	878,215	926,591	929,983
Research and development	540,285	543,368	512,627
General and administrative	263,405	274,558	273,635
Restructuring charges	65,388	7,909	—
Total	1,747,293	1,752,426	1,716,245
Income from operations	472,568	403,792	394,025
Other income (expense), net	13,420	(18,399)	(7,088)
Income before income taxes	485,988	385,393	386,937
Provision for income taxes	91,040	63,233	55,696
Net income	$394,948	$322,160	$331,241
Net income per share — basic	$6.59	$5.34	$5.46
Weighted average shares — basic	59,909	60,274	60,707
Net income per share — diluted	$6.55	$5.27	$5.34
Weighted average shares — diluted	60,270	61,097	62,057
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended September 30,
	2023	2022	2021

Net income	$394,948	$322,160	$331,241
Other comprehensive income (loss):
Foreign currency translation adjustment	1,477	(4,502)	(68)
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $286, $(160), and $(234) for the years ended September 30, 2023, 2022, and 2021, respectively	2,090	(1,449)	(1,557)
Reclassification adjustment for realized (losses) gains included in net income, net of taxes of $78, $48, and $(69) for the years ended September 30, 2023, 2022, and 2021, respectively	(612)	(152)	268
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	1,478	(1,601)	(1,289)
Total other comprehensive income (loss)	2,955	(6,103)	(1,357)
Comprehensive income	$397,903	$316,057	$329,884
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount

Balances, September 30, 2020	61,099	$305,453	$(18,716)	$1,945,531	$2,232,268
Exercise of employee stock options	164	4,864	—	—	4,864
Issuance of stock under employee stock purchase plan	542	60,888	—	—	60,888
Issuance of restricted stock	1,430	—	—	—	—
Repurchase of common stock	(2,501)	(411,056)	—	(88,944)	(500,000)
Taxes paid related to net share settlement of equity awards	(82)	(14,032)	—	—	(14,032)
Stock-based compensation	—	246,341	—	—	246,341
Net income	—	—	—	331,241	331,241
Other comprehensive loss	—	—	(1,357)	—	(1,357)
Balances, September 30, 2021	60,652	$192,458	$(20,073)	$2,187,828	$2,360,213
Exercise of employee stock options	143	3,613	—	—	3,613
Issuance of stock under employee stock purchase plan	412	60,927	—	—	60,927
Issuance of restricted stock	1,368	—	—	—	—
Repurchase of common stock	(2,611)	(394,141)	—	(105,882)	(500,023)
Taxes paid related to net share settlement of equity awards	(104)	(21,025)	—	—	(21,025)
Stock-based compensation	—	249,216	—	—	249,216
Net income	—	—	—	322,160	322,160
Other comprehensive loss	—	—	(6,103)	—	(6,103)
Balances, September 30, 2022	59,860	$91,048	$(26,176)	$2,404,106	$2,468,978
Exercise of employee stock options	56	1,491	—	—	1,491
Issuance of stock under employee stock purchase plan	501	58,468	—	—	58,468
Issuance of restricted stock	1,335	—	—	—	—
Repurchase of common stock	(2,454)	(350,049)	—	—	(350,049)
Taxes paid related to net share settlement of equity awards	(91)	(13,209)	—	—	(13,209)
Stock-based compensation	—	236,650	—	—	236,650
Net income	—	—	—	394,948	394,948
Other comprehensive income	—	—	2,955	—	2,955
Balances, September 30, 2023	59,207	$24,399	$(23,221)	$2,799,054	$2,800,232
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2023	2022	2021
Operating activities
Net income	$394,948	$322,160	$331,241
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	236,650	249,216	243,279
Depreciation and amortization	112,702	115,609	115,424
Non-cash operating lease costs	38,528	38,735	38,375
Deferred income taxes	(108,521)	(40,244)	(76,930)
Impairment of assets	3,455	6,175	40,698
Other	1,372	1,267	737
Changes in operating assets and liabilities (excluding effects of the acquisition of businesses):
Accounts receivable	16,704	(130,605)	(46,289)
Inventories	32,491	(46,310)	5,843
Other current assets	(64,959)	(144,628)	(84,328)
Other assets	16,591	(87,008)	(110,653)
Accounts payable and accrued liabilities	(63,100)	19,163	22,933
Deferred revenue	81,741	191,147	216,431
Lease liabilities	(45,193)	(52,046)	(51,565)
Net cash provided by operating activities	653,409	442,631	645,196
Investing activities
Purchases of investments	(1,789)	(61,284)	(472,165)
Maturities of investments	111,330	260,357	197,279
Sales of investments	16,085	120,578	271,521
Acquisition of businesses, net of cash acquired	(35,049)	(67,911)	(411,319)
Purchases of property and equipment	(54,184)	(33,624)	(30,651)
Net cash provided by (used in) investing activities	36,393	218,116	(445,335)
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	59,959	64,540	65,752
Repurchase of common stock	(350,049)	(500,023)	(500,000)
Payments on term debt agreement	(350,000)	(20,000)	(20,000)
Taxes paid related to net share settlement of equity awards	(13,209)	(21,025)	(14,032)
Net cash used in financing activities	(653,299)	(476,508)	(468,280)
Net increase (decrease) in cash, cash equivalents and restricted cash	36,503	184,239	(268,419)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,125	(6,365)	(74)
Cash, cash equivalents and restricted cash, beginning of year	762,207	584,333	852,826
Cash, cash equivalents and restricted cash, end of year	$800,835	$762,207	$584,333

	Years Ended September 30,
	2023	2022	2021
Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$191,569	$110,036	$99,378
Cash paid for amounts included in the measurement of operating lease liabilities	52,893	58,592	61,504
Cash paid for interest on long-term debt	2,970	7,981	5,280
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$10,544	$20,778	$13,051
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
Accounting Principles
The Company’s consolidated financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America ("GAAP").
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
Investments
The Company classifies its debt investments as available-for-sale. Debt investments, consisting of money market funds, corporate and municipal bonds and notes, the United States government and agency securities are reported at fair value with the related unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses, credit allowances and impairments due to credit losses are included in other income (expense) in the Company’s consolidated income statements. Debt investments with maturities of less than one year or where management’s intent is to use the investments to fund current operations are classified as short-term investments. Debt investments with maturities of greater than one year are classified as long-term investments.
As an approximation to fair value, equity investments are measured using net asset value (“NAV”) and are classified as long-term investments. Unrealized and realized gains and losses are recorded in other income (expense) in the Company's consolidated income statements.

Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses for any potential uncollectible amounts. The allowance for credit losses is based on the assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for credit losses on a collective basis by considering the age of each outstanding invoice, each customer’s expected ability to pay and collection history, current market conditions, and reasonable and supportable forecasts of future economic conditions to determine whether the allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. For fiscal years ended September 30, 2023 and 2022, the allowance for credit losses was not material.
Unbilled Receivables
Unbilled receivables represent amounts related to the Company's unconditional right to consideration associated with contracts with customers that have not yet been billed. Unbilled receivables are converted to accounts receivable at the point in time when the Company has the contractual right to invoice its customers. As of September 30, 2023, unbilled receivables that are expected to be reclassified to accounts receivable within the next 12 months are included in other current assets, with those expected to be transferred to accounts receivables in more than 12 months included in other assets.
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
For its annual impairment test performed in the second quarter of fiscal 2023, the Company completed a quantitative assessment and determined that there was no impairment of goodwill. The Company also considered potential impairment indicators of goodwill at September 30, 2023 and noted no indicators of impairment.
Intangible Assets
Intangible assets with finite lives consist of acquired developed technology, customer relationships, patents and trademarks, trade names, and non-compete covenants acquired through business combinations or asset acquisitions. Intangible assets acquired through business combinations are recorded at their respective estimated fair values upon acquisition close. Other intangible assets acquired through asset acquisitions are recorded at their respective cost. The Company determines the estimated useful lives for acquired intangible assets based on the expected future cash flows associated with the respective asset. The Company's intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, ranging from four to fifteen years. Amortization expense related to acquired developed technology is charged to cost of product revenues. Amortization expense related to customer relationships, trade names, and non-compete covenants is charged to sales and marketing activities. Amortization expense related to patents and trademarks is charged to general and administrative activities. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.
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
Internal-Use Software
The Company capitalizes costs incurred during the application development stage associated with the development of internal-use software systems. The capitalized costs are then amortized over the estimated useful life of the software, which is generally three to ten years, and are included in property and equipment in the accompanying consolidated balance sheets.
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
Global Services
Revenues for post-contract customer support ("PCS") are recognized on a straight-line basis over the service contract term. PCS includes a limited period of telephone support, updates, repair or replacement of any failed product or component that fails during the term of the agreement, bug fixes and rights to upgrades, when and if available. Consulting services are customarily billed at fixed hourly rates, plus out-of-pocket expenses, and revenues are recognized as the consulting is delivered. Similarly, training revenue is recognized as the training is completed.
Contract Acquisition Costs
Sales commissions earned by the Company's sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial service contracts and subscription offerings are deferred and then amortized as an expense on a straight-line basis over the period of benefit, which management has determined to be 4.5 years for initial service and 3 to 5 years for subscription offerings.
Flexible Consumption Program
The Company enters into certain contracts with customers, including flexible consumption programs and multi-year subscriptions, with non-standard terms and conditions. Management assesses contractual terms in these agreements to identify and evaluate performance obligations. Management allocates consideration to each performance obligation based on relative fair value using standalone selling price and recognizes associated revenue as control is transferred to the customer.
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
Advertising
Advertising costs are expensed as incurred. The Company incurred $8.9 million, $15.4 million and $10.0 million in advertising costs during the fiscal years 2023, 2022 and 2021, respectively.
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
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period of exchange and are recorded in other income, net. The net effect of foreign currency gains and losses was not material during the fiscal years ended September 30, 2023, 2022 and 2021.
Segments
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Management has determined that the Company is organized as, and operates in, one reportable operating segment.
Stock-based Compensation
The Company issues incentive awards to its employees through stock-based compensation consisting of restricted stock units ("RSUs"). RSUs are payable in shares of the Company’s common stock as the periodic vesting requirements are satisfied, generally over one to four years. The value of an RSU is based upon the fair market value of the Company’s common stock on the date of grant. The value of RSUs is determined using the intrinsic value method and is based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant.

The Company offers an Employee Stock Purchase Plan ("ESPP") that permits eligible employees to purchase shares of the Company’s common stock at a discount. In determining the fair value of shares issued under the ESPP, the Company uses the Black-Scholes option pricing model. The assumptions within the option pricing model are based on management’s best estimates at that time, which impact the fair value of the ESPP option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the ESPP option.
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
In fiscal 2018, the Company's Talent and Compensation Committee adopted a set of metrics for the performance stock awards, including (1) 50% of the annual performance stock grant is based on achieving certain annual revenue; (2) 25% of the annual performance stock grant is based on achieving an increase annual software revenue compared to the prior year; and (3) 25% of the annual performance stock grant is based on relative total shareholder return ("TSR") benchmarked to the S&P 500 index. In fiscal 2023, the Company's Talent and Compensation Committee amended the metrics for the performance stock awards to replace software revenue with earnings per share. In each case, no vesting or payment with respect to a performance goal shall occur unless a minimum threshold is met for the applicable goal. Vesting and payment with respect to the performance goal is linear above the threshold of the applicable goal and is capped at achievement of 200% above target.
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
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the years ended September 30, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Balance, beginning of year	$77,220	$77,836	$70,396
Additional capitalized contract acquisition costs	26,960	37,897	41,719
Amortization of capitalized contract acquisition costs	(37,712)	(38,513)	(34,279)
Balance, end of year	$66,468	$77,220	$77,836
Amortization of capitalized contract acquisition costs was $37.7 million, $38.5 million, and $34.3 million for the years ended September 30, 2023, 2022, and 2021, respectively, and is recorded in Sales and Marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.
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
The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the years ended September 30, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Balance, beginning of year	$1,691,580	$1,489,842	$1,272,632
Amounts added but not recognized as revenues	1,162,698	1,167,143	1,122,081
Deferred revenue acquired through acquisition of businesses	1,800	10,591	779
Revenues recognized related to the opening balance of deferred revenue	(1,080,957)	(975,996)	(905,650)
Balance, end of year	$1,775,121	$1,691,580	$1,489,842
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. The composition of unsatisfied performance obligations consists mainly of deferred service revenue, and to a lesser extent, deferred product revenue, for which the Company has an obligation to perform, and has not yet recognized as revenue in the consolidated financial statements. As of September 30, 2023, the total non-cancelable remaining performance obligations under the Company's contracts with customers was $1.8 billion and the Company expects to recognize revenues on approximately 63.5% of these remaining performance obligations over the next 12 months, 23.5% in year two, and the remaining balance thereafter.
See Note 15 - Segment Information, for disaggregated revenue by significant customer and geographic region, as well as disaggregated product revenue by systems and software.
3. Business Combinations
Fiscal Year 2023 Acquisition of Lilac Cloud, Inc.
On January 22, 2023, the Company entered into a Merger Agreement (the “Lilac Merger Agreement”) with Lilac Cloud, Inc. ("Lilac"), a provider of innovative application delivery services. The transaction closed on February 1, 2023 with Lilac becoming a wholly-owned subsidiary of F5. The addition of Lilac’s Content Delivery Network ("CDN") technologies enhances F5’s portfolio of solutions that secure and optimize any application and Application Programming Interface ("API") anywhere. The acquired assets and assumed liabilities of Lilac were not material and the acquisition did not have a material impact to the Company's operating results.

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
Pursuant to the Threat Stack Merger Agreement, at the effective time of the Merger, the capital stock of Threat Stack and the vested outstanding and unexercised stock options in Threat Stack were cancelled and converted to the right to receive $68.9 million in cash, subject to certain adjustments and conditions set forth in the Threat Stack Merger Agreement. Transaction costs associated with the acquisition were not material.
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
Pursuant to the Volterra Merger Agreement, at the effective time of the Merger, the capital stock of Volterra and the vested outstanding and unexercised stock options in Volterra were cancelled and converted to the right to receive $427.2 million in cash, subject to certain adjustments and conditions set forth in the Volterra Merger Agreement. The unvested stock options and restricted stock units in Volterra held by continuing employees of Volterra were assumed by F5, on the terms and conditions set forth in the Volterra Merger Agreement. The Company incurred $9.5 million of transaction costs associated with the acquisition which was included in General and Administrative expenses in fiscal 2021.
As a result of the acquisition, the Company acquired all the assets and assumed all the liabilities of Volterra. The goodwill related to the Volterra acquisition is comprised primarily of expected synergies from combining operations and the acquired intangible assets that do not qualify for separate recognition. Goodwill related to the Volterra acquisition was not deductible for tax purposes. The results of operations of Volterra have been included in the Company's consolidated financial statements from the date of acquisition.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2023 and 2022, were as follows (in thousands):

			Gross Unrealized			Classification on Balance Sheet
As of September 30, 2023	Fair Value Level	Cost or Amortized Cost	Gains	Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Changes in fair value recorded in other comprehensive income
Money Market Funds	Level 1	$392,592	$—	$—	$392,592	$392,592	$—	$—
Corporate bonds and notes	Level 2	4,412	—	(88)	4,324	—	4,324	—
Municipal bonds and notes	Level 2	1,108	—	(9)	1,099	—	1,099	—
U.S. government securities	Level 2	—	—	—	—	—	—	—
U.S. government agency securities	Level 2	740	—	(3)	737	—	737	—
Total debt investments		$398,852	$—	$(100)	$398,752	$392,592	$6,160	$—
Changes in fair value recorded in other net income (expense)
Equity investments	*				$5,068	$—	$—	$5,068
Total equity investments					5,068	—	—	5,068
Total investments					$403,820	$392,592	$6,160	$5,068
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
Interest income from investments was not material for the years ended September 30, 2023, 2022, and 2021. Interest income is included in other income (expense), net on the Company's consolidated income statements. Unrealized losses on investments held for a period greater than 12 months at September 30, 2023 and 2022 were not material.
The Company invests in debt securities that are rated investment grade. The Company reviews the individual debt securities in its portfolio to determine whether a credit loss exists by comparing the extent to which the fair value is less than the amortized cost and considering any changes to ratings of a debt security by a ratings agency. The Company determined that as of September 30, 2023, there were no credit losses on any investments within its portfolio.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company’s non-financial long-lived assets, which include goodwill and other intangible assets, are not required to be carried at fair value on a recurring basis. These non-financial assets are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. The Company reviews goodwill for impairment annually, during the second quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of tangible and intangible long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable.
During the year ended September 30, 2023, the Company recorded an impairment of $3.5 million against the operating lease right-of-use asset related to its third quarter of fiscal 2023 restructuring plan, see Note 13, Restructuring Charges. The charge was reflected in the Restructuring Charges line item on the Company's consolidated income statement.
During the year ended September 30, 2022, as a result of a planned change in the use of the asset, the Company recorded an impairment of $6.2 million against the Shape trade name intangible asset, which was reflected in the Sales and Marketing line item on the Company's consolidated income statement.

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
Impairment charges were allocated to the following income statement line items for the years ended September 30, 2023, 2022, and 2021 (in thousands):

	Years Ended September 30,
	2023	2022	2021
Cost of net product revenue	$—	$—	$2,865
Cost of net service revenue	—	—	3,492
Sales and marketing	—	6,175	11,515
Research and development	—	—	12,974
General and administrative	—	—	9,852
Restructuring charges	3,455	—	—
Total impairment charges	$3,455	$6,175	$40,698
The Company did not recognize any other impairment charges related to non-financial long-lived assets for the years ended September 30, 2023, 2022, and 2021.
5. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s consolidated statements of cash flows for the periods presented (in thousands):

	September 30,
	2023	2022
Cash and cash equivalents	$797,163	$758,012
Restricted cash included in other assets, net	3,672	4,195
Total cash, cash equivalents and restricted cash	$800,835	$762,207
Inventories
Inventories consist of the following (in thousands):

	September 30,
	2023	2022
Finished goods	$11,699	$10,164
Raw materials	24,175	58,201
	$35,874	$68,365

Other Current Assets
Other current assets consist of the following (in thousands):

	September 30,
	2023	2022
Unbilled receivables	$374,113	$319,707
Prepaid expenses	84,506	57,340
Capitalized contract acquisition costs	31,206	34,658
Other[1]	64,919	77,609
	$554,744	$489,314
(1)     As of September 30, 2023 and 2022, includes a deposit of $36.2 million and $57.0 million, respectively, used to support the working capital needs of the Company’s primary contract manufacturer's procurement of components used in the manufacturing of system hardware.
Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30,
	2023	2022
Computer equipment	$189,555	$168,204
Software	78,184	86,036
Office furniture and equipment	44,525	41,619
Leasehold improvements	185,225	173,689
	497,489	469,548
Accumulated depreciation and amortization	(327,067)	(301,366)
	$170,422	$168,182
Depreciation and amortization expense totaled approximately $53.3 million, $56.0 million, and $61.3 million for the fiscal years ended September 30, 2023, 2022 and 2021, respectively.
There were no property and equipment impairment charges for the years ended September 30, 2023 and 2022, respectively. During the year ended September 30, 2021, the Company recorded an impairment of $10.3 million for leasehold improvements and other fixed assets associated with the permanent exit of six floors in its corporate headquarters. The Company also recorded an impairment of $0.2 million for fixed assets associated with the integration of the former Shape headquarters in Santa Clara, California. The impairment charges for the year ended September 30, 2021 were allocated to various expense line items on the Company’s consolidated income statements based on the teams that previously worked out of the exited space.

Goodwill
Changes in the carrying amount of goodwill during fiscal years 2023 and 2022 are summarized as follows (in thousands):

Balance, September 30, 2021	$2,216,553
Acquisition of Threat Stack, Inc.	43,956
Other	(1,227)
Balance, September 30, 2022	2,259,282
Other business acquisitions	29,396
Balance, September 30, 2023	$2,288,678
Other Assets
Other assets consist of the following (in thousands):

	September 30,
	2023	2022
Intangible assets	$150,969	$200,288
Unbilled receivables	202,838	224,780
Capitalized contract acquisition costs	35,263	42,561
Other	55,543	48,493
	$444,613	$516,122
Intangible assets are included in other assets on the consolidated balance sheets and consist of the following (in thousands):

	September 30, 2023			September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$319,368	$(190,135)	$129,233	$319,436	$(151,332)	$168,104
Customer relationships	45,642	(33,298)	12,344	46,142	(25,630)	20,512
Patents and trademarks	13,699	(9,658)	4,041	23,504	(19,255)	4,249
Trade names	15,473	(10,122)	5,351	24,973	(17,550)	7,423
Non-compete covenants	1,960	(1,960)	—	2,260	(2,260)	—
	$396,142	$(245,173)	$150,969	$416,315	$(216,027)	$200,288
There were no intangible asset impairment charges for the year ended September 30, 2023. During the year ended September 30, 2022, as a result of a planned change in the use of the asset, the Company recorded an impairment of $6.2 million against the Shape trade name intangible asset, which was reflected in the Sales and Marketing line item on the Company's consolidated income statement.
Amortization expense related to intangible assets was $29.1 million, $36.4 million, and $48.7 million for the fiscal years ended September 30, 2023, 2022 and 2021, respectively.
For intangible assets held as of September 30, 2023, amortization expense for the five succeeding fiscal years is as follows (in thousands):

2024	$50,914
2025	39,477
2026	34,723
2027	16,541
2028	4,106
$145,761

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30,
	2023	2022
Payroll and benefits	$152,898	$165,437
Operating lease liabilities, current	41,421	42,523
Income and other tax accruals	34,504	41,217
Other	54,067	60,642
	$282,890	$309,819
Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	September 30,
	2023	2022
Income taxes payable	$73,751	$59,553
Other	8,822	8,157
	$82,573	$67,710
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
As of September 30, 2022, $350.0 million of principal amount under the Term Loan Facility was outstanding, excluding unamortized debt issuance costs of $0.2 million. The outstanding principal amount was included in current liabilities on the Company's consolidated balance sheet as of September 30, 2022. The weighted average interest rate on the principal amount under the Term Loan Facility outstanding balance was 2.190% and 1.361% for the fiscal years ended September 30, 2022 and 2021, respectively.
Revolving Credit Agreement
On January 31, 2020, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). The Company has the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. Historically, borrowings under the Revolving Credit Facility bore interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. On May 26, 2023, the Company amended the Revolving Credit Agreement as a result of the cessation of the LIBOR borrowing reference rate. The amendment modified and directly replaced the LIBOR borrowing reference rate within the Revolving Credit Agreement to the Secured Overnight Financing Rate ("SOFR"). After the amendment, borrowings under the Revolving Credit

Facility bear interest at a rate equal to, at the Company's option, (a) SOFR plus 0.10%, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. The Revolving Credit Agreement also requires payment of a commitment fee calculated at a rate per annum of 0.125% to 0.300% depending on the Company's leverage ratio on the undrawn portion of the Revolving Credit Facility. Commitment fees incurred during fiscal years 2023, 2022 and 2021 were not material.
The Revolving Credit Facility matures on January 31, 2025, at which time any remaining outstanding principal of borrowings under the Revolving Credit Facility is due. The Company has the option to request up to two extensions of the maturity date in each case for an additional period of one year. Among certain affirmative and negative covenants provided in the Revolving Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. As of September 30, 2023, the Company was in compliance with all covenants. As of September 30, 2023, there were no outstanding borrowings under the Revolving Credit Facility, and the Company had available borrowing capacity of $350.0 million.
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
The components of the Company's operating lease expenses for the years ended September 30, 2023, 2022, and 2021 were as follows (in thousands):

	Fiscal year ended September 30,
	2023	2022	2021
Operating lease expense	$47,036	$47,302	$47,993
Short-term lease expense	2,986	2,465	2,953
Variable lease expense	23,139	23,209	25,200
Total lease expense	$73,161	$72,976	$76,146
Variable lease expense primarily consists of common area maintenance, real estate taxes and parking expenses.
Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

	September 30,
	2023	2022
Operating lease right-of-use assets, net	$195,471	$227,475

Operating lease liabilities, current[1]	41,421	42,523
Operating lease liabilities, long-term	239,565	272,376
Total operating lease liabilities	$280,986	$314,899

Weighted average remaining lease term (in years)	8.6	9.2
Weighted average discount rate	2.77%	2.66%
(1)Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheets.

As of September 30, 2023, the future operating leases payments for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2024	$48,709
2025	41,095
2026	31,559
2027	30,394
2028	28,340
Thereafter	138,797
Total lease payments	318,894
Less: imputed interest	(37,908)
Total lease liabilities	$280,986
Operating lease liabilities above do not include sublease income. As of September 30, 2023, the Company expects to receive sublease income of approximately $14.7 million, which consists of $7.3 million to be received in fiscal year 2024 and $7.4 million to be received over the two fiscal years thereafter.
During the year ended September 30, 2023, the Company recorded an impairment of $3.5 million against the operating lease right-of-use asset related to its third quarter of fiscal 2023 restructuring plan, see Note 13, Restructuring Charges. There were no impairments against right-of-use assets for the year ended September 30, 2022. During the year ended September 30, 2021, the Company recorded an impairment of $23.5 million against the operating lease right-of-use asset related to the exit of six floors in its corporate headquarters. The Company also recorded an impairment of $6.7 million against the right-of-use asset related to the integration of the former Shape headquarters in Santa Clara, California.
As of September 30, 2023, the Company had no significant operating leases that were executed but not yet commenced.
8. Income Taxes
The United States and international components of income before income taxes are as follows (in thousands):

	Years Ended September 30,
	2023	2022	2021
United States	$268,314	$217,323	$189,398
International	217,674	168,070	197,539
	$485,988	$385,393	$386,937
The provision for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2023	2022	2021
Current
U.S. federal	$115,170	$35,259	$53,107
State	18,359	14,592	16,686
Foreign	66,053	54,079	62,832
Total	199,582	103,930	132,625
Deferred
U.S. federal	(89,280)	(28,721)	(61,739)
State	(18,576)	(11,332)	(15,294)
Foreign	(686)	(644)	104
Total	(108,542)	(40,697)	(76,929)
	$91,040	$63,233	$55,696

The effective tax rate differs from the U.S. federal statutory rate as follows (in thousands):

	Years Ended September 30,
	2023	2022	2021
Income tax provision at statutory rate	$102,058	$80,933	$81,257
State taxes, net of federal benefit	6,806	6,012	5,118
Tax impact of foreign operations	(20,230)	(21,435)	(26,881)
Research and development and other credits	(19,198)	(18,917)	(18,055)
Stock-based and other compensation	20,145	15,070	12,740
Other	1,459	1,570	1,517
	$91,040	$63,233	$55,696
The Company does not maintain an indefinite reinvestment assertion on unremitted foreign earnings and has recorded a deferred tax liability for any estimated foreign, federal, or state tax liabilities associated with a future repatriation of foreign earnings.
The Company benefits from tax incentive arrangements in certain foreign jurisdictions, one of which expired in fiscal year 2021 and the rest of which expire in fiscal years 2026 to 2034. The tax incentive agreements are conditional upon meeting certain operational, employment, and investment requirements. These arrangements decreased foreign taxes by $6.0 million, $8.5 million and $6.0 million, and increased diluted earnings per common share by $0.10, $0.14 and $0.10 for the years ended September 30, 2023, 2022 and 2021, respectively.
The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	Years Ended September 30,
	2023	2022
Deferred tax assets
Net operating loss carry-forwards	$40,201	$42,849
Capitalized research and development costs	267,744	158,206
Accrued compensation and benefits	11,995	14,068
Stock-based compensation	8,875	10,389
Deferred revenue	42,544	32,244
Lease liabilities	62,405	67,520
Other accruals and reserves	22,723	18,797
Tax credit carryforwards	23,883	28,858
Depreciation	531	505
	480,901	373,436
Valuation allowance	(43,942)	(46,136)
	436,959	327,300
Deferred tax liabilities
Purchased intangibles	(55,519)	(57,350)
Depreciation	(28,113)	(22,278)
Deferred costs	(11,031)	(12,987)
Lease assets	(41,709)	(45,948)
Other accruals and reserves	(9,916)	(8,153)
	(146,288)	(146,716)

Net deferred tax assets	$290,671	$180,584

At September 30, 2023, the Company had foreign net operating loss carryforwards of approximately $56.9 million that can be carried forward indefinitely, and $0.3 million that will expire in fiscal years 2038 to 2039. The Company had $79.8 million of federal net operating loss carryforwards, of which $56.4 million can be carried forward indefinitely and $23.4 million that will expire in fiscal years 2033 to 2038. The annual utilization of the federal net operating loss carryforwards is limited under Internal Revenue Code Section 382. The Company also had $238.8 million of state net operating loss carryforwards, of which $47.0 million can be carried forward indefinitely and $191.8 million will expire in fiscal years 2029 to 2043. In addition, there are $0.2 million of foreign credit carryforwards that can be carried forward indefinitely, $3.2 million of foreign credit carryforwards that will expire in fiscal years 2024 to 2039, $3.2 million of federal credit carryforwards that will expire in fiscal years 2033 to 2041, $30.2 million of state tax credit carryforwards that can be carried forward indefinitely, and $3.7 million of state tax credit carryforwards that will expire in fiscal years 2032 to 2038. Management believes that it is more likely than not that the benefit from certain foreign net operating loss and credit carryforwards and state tax net operating loss and credit carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance on the deferred tax assets relating to these carryforwards. The net change in the total valuation allowance was a decrease of $2.2 million and an increase of $5.7 million for years ended September 30, 2023 and 2022, respectively.
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
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal years 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Balance, beginning of period	$66,840	$70,814	$51,767
Gross increases related to prior period tax positions	4,270	4,816	14,867
Gross decreases related to prior period tax positions	(70)	(10,538)	—
Gross increases related to current period tax positions	9,224	10,203	12,595
Decreases relating to settlements with tax authorities	(300)	—	(321)
Reductions due to lapses of statute of limitations	(797)	(8,455)	(8,094)
Balance, end of period	$79,167	$66,840	$70,814
The total amount of gross unrecognized tax benefits was $79.2 million, $66.8 million, and $70.8 million as of September 30, 2023, 2022, and 2021, respectively, of which, $51.2 million, $43.2 million, and $39.2 million, if recognized, would affect the effective tax rate. There is a reasonable possibility that the Company’s unrecognized tax benefits will change within twelve months due to audit settlements or the expiration of statute of limitations, but the Company does not expect the change to be material to the consolidated financial statements.
The Company recognizes interest and, if applicable, penalties (not included in the “unrecognized tax benefits” table above) for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense. In the years ended September 30, 2023, 2022 and 2021, the Company recorded approximately a $3.3 million increase, $1.5 million decrease and $1.4 million increase, respectively, of interest and penalty expense related to uncertain tax positions. As of September 30, 2023 and 2022, the Company had a cumulative balance of accrued interest and penalties on unrecognized tax positions of $6.2 million and $2.9 million, respectively.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2018. Major jurisdictions where there are wholly owned subsidiaries of F5, Inc. which require income tax filings include the United Kingdom, Singapore, Israel, and India. The earliest periods open for review by local taxing authorities are fiscal years 2022 for the United Kingdom, 2018 for Singapore, 2013 for Israel, and 2018 for India. The Company is currently under audit by the Internal Revenue Service for fiscal year 2019, by various states for fiscal years 2015 through 2022, and by various foreign jurisdictions including India for fiscal years 2018 to 2022, Israel for fiscal years 2013 to 2017, Saudi Arabia for fiscal years 2015 to 2020, and Singapore for fiscal years 2019 to 2020.

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
On February 3, 2021, the Company entered into Accelerated Share Repurchase ("ASR") agreements with two financial institutions under which the Company paid an aggregate of $500 million. The ASR agreements were accounted for as two separate transactions (1) a repurchase of common stock and (2) an equity-linked contract on the Company's own stock. Upon execution of the ASR agreements, the Company received an initial delivery of 2.1 million shares for an aggregate price of $400 million, based on the market price of $194.91 per share of the Company's common stock on the date of the transaction. The initial shares received by the Company were retired immediately upon receipt. The equity-linked contract for the remaining $100 million, representing remaining shares to be delivered by the financial institutions under the ASR agreements, was recorded to common stock as of March 31, 2021 and was settled in the third quarter of fiscal 2021 with the Company receiving 449,049 additional shares, which were retired immediately upon receipt. The total ASR resulted in a repurchase of 2.5 million shares of the Company's common stock at a volume weighted average repurchase price, less an agreed upon discount, of $199.90 per share. The shares received by the Company were retired, accounted for as a reduction to stockholder’s equity in the consolidated balance sheets, and treated as a repurchase of common stock for purposes of calculating earnings per share. The Company was not required to make any additional cash payments or delivery of common stock to the financial institutions upon settlement of the agreements.
The following table summarizes the Company's repurchases and retirements of its common stock under its Stock Repurchase Program, including the ASR (in thousands, except per share data):

	Years Ended September 30,
	2023	2022	2021
Shares repurchased	2,454	2,611	2,501
Average price per share	$142.62	$191.47	$199.90
Amount repurchased	$350,049	$500,023	$500,000
As of September 30, 2023, the Company had $922 million remaining authorized to purchase shares under its share repurchase program.
10. Stock-based Compensation
The Company recognized $236.7 million, $249.2 million and $243.3 million of stock-based compensation expense for the fiscal years ended September 30, 2023, 2022 and 2021, respectively. The income tax benefit recognized on stock-based compensation within income tax expense was $44.7 million, $47.3 million and $44.1 million for the fiscal years ended September 30, 2023, 2022 and 2021, respectively. As of September 30, 2023, there was $162.7 million of total unrecognized stock-based compensation cost, the substantial majority of which will be recognized over approximately two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees. On October 31, 2023, the Company’s Board of Directors and Talent and Compensation Committee approved 1,256,510 RSUs to employees and executive officers pursuant to the Company’s annual equity awards program.
Company has adopted a number of stock-based compensation plans as discussed below.
2011 Employee Stock Purchase Plan. In April 2012, the Board of Directors amended and restated the Company’s 1999 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan. A total of 12,000,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than 10,000 shares during an offering period. In addition, no employee may purchase more than $25,000 worth of stock, determined by the fair market value of the shares at the time such option is granted, in one calendar year. The Employee Stock Purchase Plan has been implemented in a series of offering periods, each 6 months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. As of September 30, 2023 there were 2,444,575 shares available for awards under the Employee Stock Purchase Plan.

In determining the fair value of the right to purchase under the Employee Stock Purchase Plan, the Company uses the Black-Scholes option pricing model that employs the following key assumptions:

Employee Stock Purchase Plan Years Ended September 30,
	2023	2022	2021
Risk-free interest rate	3.18% - 4.90%	0.05% - 0.62%	0.07% - 0.13%
Expected dividend	—	—	—
Expected term	0.5 years	0.5 years	0.5 years
Expected volatility	33.02% - 38.15%	26.34% - 31.57%	29.67% - 37.22%
Acquisition Related Incentive Plans. In May 2019, the Company adopted the Nginx Acquisition Equity Incentive Plan, or the Nginx Acquisition Plan. The Nginx Acquisition Plan provided for discretionary grants of stock options and stock units for employees, directors and consultants of Nginx, Inc. to whom the Company offered employment in connection with the Company’s acquisition of Nginx. A total of 183,061 shares of common stock were reserved for issuance under the Nginx Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Nginx Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2023, the Company issued no stock options or restricted stock units under the Nginx Acquisition Plan. As of September 30, 2023, there were no options outstanding and 19 stock units outstanding. The Company terminated the Nginx Acquisition Plan effective October 31, 2019 and no additional shares may be issued from the Nginx Acquisition Plan.
In connection with the Company’s acquisition of Nginx, Inc. in the third quarter of fiscal year 2019, the Company assumed the Nginx Inc. 2011 Share Plan, or the Nginx Plan. Unvested options to acquire Nginx's common stock and unvested stock units with respect to Nginx’s common stock were converted into options to acquire the Company’s common stock and stock units with respect to the Company’s stock in connection with the acquisition. A total of 302,634 shares of common stock were reserved for issuance under the Nginx Plan (including converted options and stock units). The Nginx Plan provided for grants of stock options, stock awards and stock units to persons who were employees, officers, directors and consultants to Nginx, Inc. prior to May 8, 2019. During the fiscal year 2023, the Company issued no stock options or restricted stock units under the Nginx Plan. As of September 30, 2023, there were options to purchase 6,010 shares outstanding and no stock units outstanding. The Company terminated the Nginx Plan effective October 31, 2019 and no additional shares may be issued from the Nginx Plan.
In January 2020, the Company adopted the Shape Acquisition Equity Incentive Plan, or the Shape Acquisition Plan. The Shape Acquisition Plan provided for discretionary grants of stock options and stock units for employees, directors and consultants of Shape Security, Inc. to whom the Company offered employment in connection with the Company’s acquisition of Shape. A total of 450,000 shares of common stock were reserved for issuance under the Shape Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Shape Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2023, the Company issued no stock options or restricted stock units under the Shape Acquisition Plan. As of September 30, 2023, there were no options outstanding and 20,754 stock units outstanding. The Company terminated the Shape Acquisition Plan effective December 28, 2020 and no additional shares may be issued from the Shape Acquisition Plan.
In connection with the Company’s acquisition of Shape Security, Inc. in the second quarter of fiscal year 2020, the Company assumed the Shape 2011 Stock Plan, or the Shape Plan. Unvested options to acquire Shape’s common stock and unvested stock units with respect to Shape’s common stock were converted into options to acquire the Company’s common stock and stock units with respect to the Company’s stock in connection with the acquisition. A total of 501,085 shares of common stock were reserved for issuance under the Shape Plan (including converted options and stock units). The Shape Plan provided for grants of stock options, stock awards and stock units to persons who were employees, officers, directors and consultants to Shape Security, Inc. prior to January 24, 2020. During the fiscal year 2023, the Company issued no stock options or restricted stock units under the Shape Plan. As of September 30, 2023, there were options to purchase 51,144 shares outstanding and no stock units outstanding. The Company terminated the Shape Plan effective December 28, 2020 and no additional shares may be issued from the Shape Plan.

In January 2021, the Company adopted the Volterra Acquisition Equity Incentive Plan, or the Volterra Acquisition Plan. The Volterra Acquisition Plan provided for discretionary grants of stock options and stock units for employees, directors and consultants of Volterra, Inc. to whom the Company offered employment in connection with the Company’s acquisition of Volterra. A total of 140,000 shares of common stock were reserved for issuance under the Volterra Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Volterra Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2023, the Company issued no stock options or restricted stock units under the Volterra Acquisition Plan. As of September 30, 2023, there were no options outstanding and 39,472 stock units outstanding. The Company terminated the Volterra Acquisition Plan effective October 29, 2021 and no additional shares may be issued from the Volterra Acquisition Plan.
In connection with the Company’s acquisition of Volterra, Inc. in the second quarter of fiscal year 2021, the Company assumed the Volterra 2017 Stock Plan, or the Volterra Plan. Unvested options to acquire Volterra’s common stock and unvested stock units with respect to Volterra’s common stock were converted into options to acquire the Company’s common stock and stock units with respect to the Company’s stock in connection with the acquisition. A total of 261,696 shares of common stock were reserved for issuance under the Volterra Plan (including converted options and stock units). The Volterra Plan provided for grants of stock options, stock awards and stock units to persons who were employees, officers, directors and consultants to Volterra, Inc. prior to January 22, 2021. During the fiscal year 2023, the Company issued no stock options or restricted stock units under the Volterra Plan. As of September 30, 2023, there were options to purchase 46,778 shares outstanding and 7,171 stock units outstanding. The Company terminated the Volterra Plan effective October 29, 2021 and no additional shares may be issued from the Volterra Plan.
In November 2021, the Company adopted the Threat Stack Acquisition Equity Incentive Plan, or the Threat Stack Acquisition Plan. The Threat Stack Acquisition Plan provided for discretionary grants of stock options and stock units for employees, directors and consultants of Threat Stack to whom the Company offered employment in connection with the Company’s acquisition of Threat Stack. A total of 35,000 shares of common stock were reserved for issuance under the Threat Stack Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Threat Stack Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2023, the Company issued no stock options or restricted stock units under the Threat Stack Acquisition Plan. As of September 30, 2023, there were no options outstanding and 6,915 stock units outstanding. The Company terminated the Threat Stack Acquisition Equity Incentive Plan effective January 10, 2022 and no additional shares may be issued from the Threat Stack Acquisition Plan.
In February 2023, the Company adopted the Lilac Acquisition Equity Incentive Plan, or the Lilac Acquisition Plan. The Lilac Acquisition Plan provided for discretionary grants of stock options and stock units for employees, directors and consultants of Lilac Cloud, Inc. to whom the Company offered employment in connection with the Company’s acquisition of Lilac. A total of 55,000 shares of common stock were reserved for issuance under the Lilac Acquisition Plan. Upon certain changes in control of the Company, the surviving entity will either assume or substitute all outstanding stock awards under the Lilac Acquisition Plan or the vesting of 50% of the stock awards shall be accelerated. During the fiscal year 2023, the Company issued no stock options and 47,904 restricted stock units under the Lilac Acquisition Plan. As of September 30, 2023, there were no options outstanding and 47,904 stock units outstanding. The Company terminated the Lilac Acquisition Plan effective October 31, 2023 and no additional shares may be issued from the Lilac Acquisition Plan.
In connection with the Company’s acquisition of Lilac Cloud, Inc. in the second quarter of fiscal year 2023, the Company assumed the Lilac Cloud 2018 Equity Incentive Plan, or the Lilac Plan. Unvested options to acquire Lilac’s common stock and unvested stock units with respect to Lilac’s common stock were converted into options to acquire the Company’s common stock and stock units with respect to the Company’s stock in connection with the acquisition. A total of 4,485 shares of common stock were reserved for issuance under the Lilac Plan (including converted options and stock units). The Lilac Plan provided for grants of stock options, stock awards and stock units to persons who were employees, officers, directors and consultants to Lilac Cloud, Inc. prior to February 1, 2023. During the fiscal year 2023, the Company issued 2,051 stock options and no restricted stock units under the Lilac Plan. As of September 30, 2023, there were options to purchase 1,936 shares outstanding and no stock units outstanding. The Company terminated the Lilac Plan effective October 31, 2023 and no additional shares may be issued from the Lilac Plan.

F5, Inc. Incentive Plan. In March 2022, the Company adopted the F5, Inc. Incentive Plan, or the Plan, which amended and restated the 2014 Incentive Plan. The Plan provides for discretionary grants of stock options, stock units and other equity and cash-based awards for employees, including officers, directors and consultants. A total of 27,880,000 shares of common stock have been reserved for issuance under the Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. During the fiscal year 2023, the Company issued no stock options, 131,491 performance stock units and 1,448,427 restricted stock units under the Plan. As of September 30, 2023, there were no options outstanding, 199,918 performance stock units outstanding, 1,225,386 restricted stock units outstanding and 5,287,273 shares available for new awards under the Plan.
A summary of restricted stock unit activity under the Plan is as follows:

	Performance Stock Units		Restricted Stock Units
	Outstanding Performance Stock Units	Weighted Average Grant Date Fair Value	Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, September 30, 2022	208,116	$169.99	1,137,619	$184.59
Units granted	131,491	145.02	1,448,427	145.10
Units vested	(92,677)	144.69	(1,113,259)	147.10
Units cancelled	(47,012)	171.07	(247,401)	162.80
Balance, September 30, 2023	199,918	$159.37	1,225,386	$156.89
A majority of the restricted stock units the Company grants to its employees vest quarterly over a two-year period. The performance stock units, restricted stock units and stock options under all plans were granted during fiscal years 2023, 2022 and 2021 with a per-share weighted average fair value of $144.78, $206.13 and $145.89, respectively. The fair value of performance stock units and restricted stock units vested during fiscal years 2023, 2022 and 2021 was $195.9 million, $262.4 million and $261.9 million, respectively. In determining the fair value of the portion of the performance awards based on Total Shareholder Return, the Company uses a Monte Carlo simulation model that employs the following key assumptions:

				Expected Volatility
	Fair Value	Expected Term	Risk-Free		Index	Expected
Grant Date	per Share	(in years)	Interest Rate	F5	Members	Dividend
November 1, 2022
Tranche 1	$157.36	0.91	4.66%	37.17%	35.56%	—
Tranche 2	$173.68	1.91	4.51%	31.84%	31.74%	—
Tranche 3	$194.41	2.91	4.44%	35.50%	40.59%	—
As of September 30, 2023, the following annual equity grants for executive officers or a portion thereof are outstanding:

Grant Date	RSUs Granted	Vesting Schedule	Vesting Period	Date Fully Vested
November 1, 2022	240,808	Quarterly, Annually[1,2]	3 years	November 1, 2025
November 1, 2021	160,384	Quarterly, Annually[1,2]	3 years	November 1, 2024
November 2, 2020	257,568	Quarterly, Annually[1]	3 years	November 1, 2023
November 1, 2019	228,616	Quarterly, Annually[1]	3 years	November 1, 2022
(1)50% of the annual equity grant vests in equal quarterly increments and 50% is subject to the Company achieving specified annual performance goals.
(2)For the Company's Chief Executive Officer, 40% of the annual equity grant vests in equal quarterly increments and 60% is subject to the Company achieving specified annual performance goals.

A summary of stock option activity under all of the Company’s plans is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
Balance, September 30, 2022	164,796	$33.34
Options granted	2,051	4.55
Options exercised	(56,516)	26.38
Options cancelled	(4,463)	61.35
Balance, September 30, 2023	105,868	$35.31
All stock options granted in fiscal years 2023 and 2021 were replacement awards of those assumed as part of business acquisitions. There were no stock options granted in fiscal year 2022.
The total intrinsic value of options exercised during fiscal 2023, 2022 and 2021 was $6.9 million, $25.6 million and $25.6 million, respectively.
A summary of options outstanding that are exercisable and that have vested and are expected to vest as of September 30, 2023 is as follows:

	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value(1)
				(In thousands)
Stock options outstanding	105,868	5.62	$35.31	$13,321
Exercisable	99,067	5.54	$35.47	$12,449
Vested and expected to vest	105,561	5.61	$35.36	$13,277
(1)Aggregate intrinsic value represents the difference between the fair value of the Company’s common stock underlying these options at September 30, 2023 and the related exercise prices.
As of September 30, 2023, equity based awards (including stock options and restricted stock units) are available for future issuance as follows:

Awards Available for Grant
Balance, September 30, 2022	2,072,778
Granted	(1,629,873)
Cancelled	349,715
Additional shares reserved (terminated), net	4,504,183
Balance, September 30, 2023	5,296,803
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended September 30,
	2023	2022	2021
Numerator
Net income	$394,948	$322,160	$331,241
Denominator
Weighted average shares outstanding — basic	59,909	60,274	60,707
Dilutive effect of common shares from stock options and restricted stock units	361	823	1,350
Weighted average shares outstanding — diluted	60,270	61,097	62,057
Basic net income per share	$6.59	$5.34	$5.46
Diluted net income per share	$6.55	$5.27	$5.34
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were not material for the years ended September 30, 2023, 2022 and 2021.
12. Commitments and Contingencies
Purchase Obligations
In October 2022, the Company entered into an unconditional purchase commitment with one of its suppliers for the delivery of systems components. Under the terms of the agreement, the Company is obligated to purchase $10 million of component inventory annually, with a total committed amount of $40 million over a four-year term. As of September 30, 2023, the Company had no remaining purchase commitments under the first year of the agreement. The Company's total non-cancelable long-term purchase commitments outstanding as of September 30, 2023 was $30.0 million.
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
The Court granted the consolidated motion to dismiss without leave to amend on August 16, 2022 and entered final judgment against Lynwood on September 9, 2022. On September 14, 2022, Lynwood filed a notice of appeal to the Ninth Circuit Court of Appeals to appeal the dismissal. Lynwood filed its opening brief on December 16, 2022. The Company filed its opening appellate brief on April 10, 2023, and Lynwood filed its reply on May 31, 2023.
Following the Court’s order granting the consolidated motion to dismiss and final judgment in the Company’s favor, the Court subsequently granted the Company attorneys' fees of over $0.8 million, which Lynwood appealed to the Ninth Circuit Court of Appeals. The Appeal is ongoing. Both the dismissal appeal and the fees appeal are set to be heard by the Ninth Circuit Court of Appeals on December 7, 2023.

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
13. Restructuring Charges
In the third quarter of fiscal 2023, the Company initiated a restructuring plan to better align strategic and financial objectives, optimize operations, and drive efficiencies for long-term growth and profitability, including a reduction in force affecting approximately 620 employees, or approximately 9% of the Company’s global workforce as of April 19, 2023. This included $53.2 million in severance benefits costs and related employer payroll taxes, and $3.5 million in charges related to the reduction of its leased facility space. The Company incurred $56.7 million in restructuring costs in the third quarter of fiscal 2023. For the year ended September 30, 2023, cash paid for severance benefits costs and related employer payroll taxes was $49.7 million. Remaining accrued expenses for the third quarter of fiscal 2023 restructuring plan was $3.5 million as of September 30, 2023. The Company does not expect to record any significant future charges related to the third quarter of fiscal 2023 restructuring plan.
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
14. Employee Benefit Plans
The Company has a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their compensation. The Company may, at its discretion, match a portion of the employees’ eligible contributions. Contributions by the Company to the plan during the years ended September 30, 2023, 2022, and 2021 were approximately $13.7 million, $14.0 million and $13.2 million, respectively. Contributions made by the Company vest over four years.
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

The following presents revenues by geographic region (in thousands):

	Years Ended September 30,
	2023	2022	2021
Americas:
United States	$1,487,416	$1,487,144	$1,365,625
Other	96,958	85,711	92,111
Total Americas	1,584,374	1,572,855	1,457,736
EMEA	741,598	634,759	667,219
Asia Pacific	487,197	488,231	478,461
	$2,813,169	$2,695,845	$2,603,416
The Company continues to offer its products through a range of consumption models, from physical systems to software solutions and managed services. The following presents net product revenues by systems and software (in thousands):

	Years Ended September 30,
	2023	2022	2021
Net product revenues
Systems revenue	$670,652	$651,902	$748,192
Software revenue	663,986	665,215	498,892
Total net product revenue	$1,334,638	$1,317,117	$1,247,084
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Years Ended September 30,
	2023	2022	2021
Ingram Micro, Inc.	15.6%	20.0%	19.2%
Synnex Corporation	15.0%	13.4%	11.1%
The following distributors of the Company's products accounted for more than 10% of total receivables:

	September 30,
	2023	2022
Ingram Micro, Inc.	—	12.9%
Synnex Corporation	16.0%	12.6%
Carahsoft Technology Corporation	10.1%	16.2%
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	September 30,
	2023	2022
Americas:
United States	$125,736	$134,699
Other	2,592	1,773
Total Americas	128,328	136,472
EMEA	24,336	17,376
Asia Pacific	17,758	14,334
	$170,422	$168,182
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the results of this assessment and on those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2023.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
During the fourth fiscal quarter, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2023, certain of our officers and directors adopted or terminated Rule 10b5-1 trading arrangements as follows:
On August 11, 2023, Frank Pelzer, EVP, Chief Financial Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that is designed to be in effect until October 25, 2024 with respect to the sale of 11,300 Company shares.

PART III
Item 10.Directors, Executive Officers and Corporate Governance
Certain information required by this item regarding the Company’s directors and executive officers is incorporated herein by reference to the sections entitled “Board of Directors — Nominees and Continuing Directors,” and “— Director Nomination,” “Corporate Governance — Governance — Committees of the Board — Audit & Risk Oversight Committee” and “— Code of Ethics for Senior Financial Officers” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement that will be furnished to the SEC no later than January 29, 2024 (the “Proxy Statement”). Additional information regarding the Company’s directors and executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Directors and Executive Officers of the Registrant.”
Item 11.Executive Compensation
The information required by this item is incorporated by reference to the sections entitled “Executive Compensation” and “Corporate Governance — Committees of the Board — Talent and Compensation Committee” and “— Compensation Committee Interlocks and Insider Participation” and “— Compensation Committee Report” in the Proxy Statement.
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
Item 14.Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the section entitled “Executive Compensation — Fees Paid to PricewaterhouseCoopers LLP” and “— Audit & Risk Oversight Committee Pre-Approval Procedures” and “— Annual Independence Determination” in the Proxy Statement.

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
Item 16.Form 10-K Summary
Not applicable.

EXHIBIT INDEX

Exhibit Number			Exhibit Description
2.1		—	Merger Agreement, dated December 19, 2019, by and among F5 Networks, Inc., Silhouette Merger Sub, Inc., Shape Security, Inc., and Shareholder Representative Services LLC(1)+
2.2		—	Merger Agreement dated as of January 5, 2021, by and among the Registrant, Voyager Merger Sub Corporation, Volterra, Inc., and Shareholder Representative Services LLC(2)+
3.1		—	Fourth Amended and Restated Articles of Incorporation of the Registrant(3)
3.2		—	Eighth Amended and Restated Bylaws adopted November 12, 2021(4)
4.1		—	Description of the Registrant's Securities(5)
4.2		—	Specimen Common Stock Certificate(6)
10.1	*	—
First Amendment to Revolving Credit Agreement (including the Revolving Credit Agreement, as amended), dated as of May 26, 2023, between F5, Inc. and JPMorgan Chase Bank, N.A., as the Administrative Agent

10.2		—	Office Lease Agreement between the Registrant and Fifth & Columbia Investors, LLC dated May 3, 2017(7)
10.3		—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(8) §
10.4		—	F5, Inc. Employee Stock Purchase Plan, as amended and restated(9) §
10.5		—	Form of Change of Control Agreement between the Registrant and the executive officers(10) §
10.6		—	F5, Inc. Incentive Plan, as amended and restated(9) §
10.7		—	Nginx, Inc. 2011 Share Plan(11) §
10.8		—	Nginx, Inc. Acquisition Equity Incentive Plan(11) §
10.9		—	Nginx, Inc. Acquisition Equity Incentive Plan Award Agreement(12) §
10.10		—	F5 Networks, Inc. Assumed Shape 2011 Stock Plan(13) §
10.11		—	F5 Networks, Inc. Shape Acquisition Equity Incentive Plan(13) §
10.12		—	Form of 2014 Incentive Plan Award Agreement (Accelerated Vesting) as revised November 2019(14) §
10.13		—	F5 Networks, Inc. Assumed Volterra, Inc. Amended and Restated 2017 Stock Plan(15) §
10.14		—	F5 Networks, Inc. Volterra Acquisition Equity Incentive Plan(15) §
10.15		—	F5 Networks, Inc. Assumed Volterra, Inc. 2019 Restricted Stock Unit Sub-Plan France (sub-plan to the F5 Networks, Inc. Assumed Volterra, Inc. Amended and Restated 2017 Stock Plan)(15) §
10.16		—	F5 Networks, Inc. Threat Stack Acquisition Equity Incentive Plan(16) §
10.17		—	Offer Letter from the Registrant to François Locoh-Donou(17) §
10.18		—	F5, Inc. Assumed Lilac Cloud 2018 Equity Incentive Plan(18) §
10.19		—	F5, Inc. Lilac Acquisition Equity Incentive Plan(18) §
21.1	*	—	Subsidiaries of the Registrant
23.1	*	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	*	—	F5, Inc. Incentive Compensation Recovery Policy §
101.INS	*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

(1)Incorporated by reference from Current Report on Form 8-K dated December 19, 2019 and filed with the SEC on December 24, 2019.
(2)Incorporated by reference from Current Report on Form 8-K dated January 5, 2021 and filed with the SEC on January 7, 2021.
(3)Incorporated by reference from Current Report on Form 8-K dated November 12, 2021 and filed with the SEC on November 15, 2021.
(4)Incorporated by reference from Current Report on Form 8-K dated November 12, 2021 and filed with the SEC on November 15, 2021.
(5)Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2022.
(6)Incorporated by reference from Exhibit 4.1 of Registration Statement on Form S-1, File No. 333-75817.
(7)Incorporated by reference from Current Report on Form 8-K dated May 3, 2017 and filed with the SEC on May 3, 2017.
(8)Incorporated by reference from Exhibit 10.1 of Registration Statement on Form S-1, File No. 333-75817.
(9)Incorporated by reference from Current Report on Form 8-K dated March 9, 2023 and filed with the SEC on March 10, 2023.
(10)Incorporated by reference from Current Report on Form 8-K dated April 29, 2009 and filed with the SEC on May 4, 2009.
(11)Incorporated by reference from Registration Statement on Form S-8 File No. 333-231802.
(12)Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
(13)Incorporated by reference from Registration Statement on Form S-8 File No. 333-236228.
(14)Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2020.
(15)Incorporated by reference from Registration Statement on Form S-8 File No. 333-252616.
(16)Incorporated by reference from Registration Statement on Form S-8 File No. 333-260656.
(17)Incorporated by reference from Current Report on Form 8-K dated January 27, 2017 and filed with the SEC on January 30, 2017.
(18)Incorporated by reference from Registration Statement on Form S-8 File No. 333-269532.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F5, INC.

By:	/s/ FRANÇOIS LOCOH-DONOU
François Locoh-Donou
Chief Executive Officer and President
Dated: November 14, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ FRANÇOIS LOCOH-DONOU	Chief Executive Officer, President, and Director (principal executive officer)	November 14, 2023
François Locoh-Donou

By:	/S/ FRANCIS J. PELZER	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)	November 14, 2023
Francis J. Pelzer

By:	/S/ ALAN HIGGINSON	Director	November 14, 2023
Alan Higginson

By:	/S/ ELIZABETH L. BUSE	Director	November 14, 2023
Elizabeth L. Buse

By:	/S/ MICHAEL DREYER	Director	November 14, 2023
Michael Dreyer

By:	/S/ PETER KLEIN	Director	November 14, 2023
Peter Klein

By:	/S/ NIKHIL MEHTA	Director	November 14, 2023
Nikhil Mehta

By:	/S/ MARIE E. MYERS	Director	November 14, 2023
Marie E. Myers

By:	/S/ SRIPADA SHIVANANDA	Director	November 14, 2023
Sripada Shivananda

By:	/S/ MICHAEL MONTOYA	Director	November 14, 2023
Michael Montoya

By:	/S/ MARIANNE BUDNIK	Director	November 14, 2023
Marianne Budnik

By:	/S/ MICHEL COMBES	Director	November 14, 2023
Michel Combs

By:	/S/ TAMI ERWIN	Director	November 14, 2023
Tami Erwin