Form 10-Q
period 2023-12-31
F5, INC.
filed 2024-02-05
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of January 30, 2024 was 58,806,232.

F5, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2023

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
F5, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31, 2023	September 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$822,572	$797,163
Short-term investments	3,287	6,160
Accounts receivable, net of allowances of $3,879 and $3,561	513,176	454,832
Inventories	35,840	35,874
Other current assets	586,876	554,744
Total current assets	1,961,751	1,848,773
Property and equipment, net	167,113	170,422
Operating lease right-of-use assets	192,174	195,471
Long-term investments	6,170	5,068
Deferred tax assets	307,119	295,308
Goodwill	2,288,678	2,288,678
Other assets, net	425,850	444,613
Total assets	$5,348,855	$5,248,333
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$60,084	$63,315
Accrued liabilities	278,920	282,890
Deferred revenue	1,185,456	1,126,576
Total current liabilities	1,524,460	1,472,781
Deferred tax liabilities	5,210	4,637
Deferred revenue, long-term	644,654	648,545
Operating lease liabilities, long-term	235,001	239,565
Other long-term liabilities	78,553	82,573
Total long-term liabilities	963,418	975,320
Commitments and contingencies (Note 8)
Shareholders' equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 58,797 and 59,207 shares issued and outstanding	18,348	24,399
Accumulated other comprehensive loss	(20,668)	(23,221)
Retained earnings	2,863,297	2,799,054
Total shareholders' equity	2,860,977	2,800,232
Total liabilities and shareholders' equity	$5,348,855	$5,248,333
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share amounts)

	Three months ended December 31,
	2023	2022
Net revenues
Products	$305,859	$340,558
Services	386,738	359,820
Total	692,597	700,378
Cost of net revenues
Products	82,708	98,855
Services	53,681	56,152
Total	136,389	155,007
Gross profit	556,208	545,371
Operating expenses
Sales and marketing	198,927	233,105
Research and development	119,575	142,323
General and administrative	64,718	69,991
Restructuring charges	8,472	8,740
Total	391,692	454,159
Income from operations	164,516	91,212
Other income, net	9,882	4,702
Income before income taxes	174,398	95,914
Provision for income taxes	36,016	23,512
Net income	$138,382	$72,402
Net income per share — basic	$2.34	$1.20
Weighted average shares — basic	59,122	60,096
Net income per share — diluted	$2.32	$1.20
Weighted average shares — diluted	59,653	60,387
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended December 31,
	2023	2022
Net income	$138,382	$72,402
Other comprehensive income:
Foreign currency translation adjustment	2,504	2,250
Available-for-sale securities:
Unrealized gains on securities, net of taxes of $12 and $114 for the three months ended December 31, 2023 and 2022, respectively	49	767
Reclassification adjustment for realized losses included in net income, net of taxes of $0 and $20 for the three months ended December 31, 2023 and 2022, respectively	—	(60)
Net change in unrealized gains and losses on available-for-sale securities, net of tax	49	707
Total other comprehensive income	2,553	2,957
Comprehensive income	$140,935	$75,359
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount

	Three months ended December 31, 2022
Balances, September 30, 2022	59,860	$91,048	$(26,176)	$2,404,106	$2,468,978
Exercise of employee stock options	14	435	—	—	435
Issuance of stock under employee stock purchase plan	179	21,745	—	—	21,745
Issuance of restricted stock	376	—	—	—	—
Repurchase of common stock	(263)	(40,005)	—	—	(40,005)
Taxes paid related to net share settlement of equity awards	(49)	(7,037)	—	—	(7,037)
Stock-based compensation	—	62,874	—	—	62,874
Net income	—	—	—	72,402	72,402
Other comprehensive income	—	—	2,957	—	2,957
Balances, December 31, 2022	60,117	$129,060	$(23,219)	$2,476,508	$2,582,349

	Three months ended December 31, 2023
Balances, September 30, 2023	59,207	$24,399	$(23,221)	$2,799,054	$2,800,232
Exercise of employee stock options	14	408	—	—	408
Issuance of stock under employee stock purchase plan	188	21,468	—	—	21,468
Issuance of restricted stock	355	—	—	—	—
Repurchase of common stock, including excise taxes	(922)	(77,099)	—	(74,139)	(151,238)
Taxes paid related to net share settlement of equity awards	(45)	(6,830)	—	—	(6,830)
Stock-based compensation	—	56,002	—	—	56,002
Net income	—	—	—	138,382	138,382
Other comprehensive income	—	—	2,553	—	2,553
Balances, December 31, 2023	58,797	$18,348	$(20,668)	$2,863,297	$2,860,977
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended December 31,
	2023	2022
Operating activities
Net income	$138,382	$72,402
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	56,002	62,874
Depreciation and amortization	29,266	27,472
Non-cash operating lease costs	8,392	10,167
Deferred income taxes	(11,203)	(25,070)
Other	722	358
Changes in operating assets and liabilities:
Accounts receivable	(58,713)	(15,837)
Inventories	34	9,168
Other current assets	(32,164)	(20,602)
Other assets	2,949	(1,252)
Accounts payable and accrued liabilities	(13,447)	(19,981)
Deferred revenue	54,990	68,540
Lease liabilities	(9,892)	(10,608)
Net cash provided by operating activities	165,318	157,631
Investing activities
Purchases of investments	(1,000)	(680)
Maturities of investments	2,913	63,519
Sales of investments	—	12,167
Purchases of property and equipment	(9,048)	(13,104)
Net cash (used in) provided by investing activities	(7,135)	61,902
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	21,876	22,180
Payments for repurchase of common stock	(150,018)	(40,005)
Payments on term debt agreement	—	(350,000)
Taxes paid related to net share settlement of equity awards	(6,830)	(7,037)
Net cash used in financing activities	(134,972)	(374,862)
Net increase (decrease) in cash, cash equivalents and restricted cash	23,211	(155,329)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,264	3,079
Cash, cash equivalents and restricted cash, beginning of period	800,835	762,207
Cash, cash equivalents and restricted cash, end of period	$826,310	$609,957
Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$12,982	$13,665
Cash paid for interest on long-term debt	—	2,970
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$4,846	$6,193
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
Basis of Presentation
The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
There have been no changes to the Company's significant accounting policies as of and for the three months ended December 31, 2023.
New Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2023-09 , Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-19"). This ASU requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024. Early adoption is permitted. This ASU will impact our income tax disclosures, but not our consolidated financial statements.
2. Revenue from Contracts with Customers
Capitalized Contract Acquisition Costs
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the three months ended December 31, 2023 and 2022 (in thousands):

	Three months ended December 31,
	2023	2022
Balance, beginning of period	$66,468	$77,220
Additional capitalized contract acquisition costs	7,287	6,267
Amortization of capitalized contract acquisition costs	(9,114)	(9,687)
Balance, end of period	$64,641	$73,800
Amortization of capitalized contract acquisition costs was $9.1 million and $9.7 million for the three months ended December 31, 2023 and 2022, respectively, and is recorded in Sales and Marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.

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
The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the three months ended December 31, 2023 and 2022 (in thousands):

	Three months ended December 31,
	2023	2022
Balance, beginning of period	$1,775,121	$1,691,580
Amounts added but not recognized as revenues	452,697	460,408
Revenues recognized related to the opening balance of deferred revenue	(397,708)	(391,869)
Balance, end of period	$1,830,110	$1,760,119
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. The composition of unsatisfied performance obligations consists mainly of deferred service revenue, and to a lesser extent, deferred product revenue, for which the Company has an obligation to perform, and has not yet recognized as revenue in the consolidated financial statements. As of December 31, 2023, the total non-cancelable remaining performance obligations under the Company's contracts with customers was $1.8 billion and the Company expects to recognize revenues on approximately 64.8% of these remaining performance obligations over the next 12 months, 22.4% in year two, and the remaining balance thereafter.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements at December 31, 2023 and September 30, 2023, were as follows (in thousands):

			Gross Unrealized			Classification on Balance Sheet
December 31, 2023	Fair Value Level	Cost or Amortized Cost	Gains	Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Changes in fair value recorded in other comprehensive income
Money Market Funds	Level 1	$383,794	$—	$—	$383,794	$383,794	$—	$—
Corporate bonds and notes	Level 2	3,227	—	(40)	3,187	—	3,187	—
Municipal bonds and notes	Level 2	100	—	—	100	—	100	—
Total debt investments		$387,121	$—	$(40)	$387,081	$383,794	$3,287	$—
Changes in fair value recorded in other net income (expense)
Equity investments	*				$6,170	$—	$—	$6,170
Total equity investments					6,170	—	—	6,170
Total investments					$393,251	$383,794	$3,287	$6,170
 * The fair value of this equity investment is measured at net asset value ("NAV") which approximates fair value and is not classified within the fair value hierarchy.

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
Interest income from cash and cash equivalents and investments was $7.9 million and $3.2 million for the three months ended December 31, 2023 and 2022, respectively. Interest income is included in other income (expense), net on the Company's consolidated income statements. Unrealized losses on investments held for a period greater than 12 months at December 31, 2023 and September 30, 2023 were not material.
The Company invests in debt securities that are rated investment grade. The Company reviews the individual debt securities in its portfolio to determine whether a credit loss exists by comparing the extent to which the fair value is less than the amortized cost and considering any changes to ratings of a debt security by a ratings agency. The Company determined that as of December 31, 2023, there were no credit losses on any investments within its portfolio.
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
The Company did not recognize any impairment charges related to non-financial long-lived assets for the three months ended December 31, 2023 and 2022.
4. Business Combinations
Fiscal Year 2023 Acquisition
In February 2023, the Company acquired Lilac Cloud, Inc. ("Lilac"), a provider of innovative application delivery services. The acquired assets and assumed liabilities of Lilac were not material. The Company recorded $29.4 million of goodwill as a result of the acquisition. The acquisition did not have a material impact to the Company's operating results.

5. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows for the periods presented (in thousands):

	December 31, 2023	September 30, 2023
Cash and cash equivalents	$822,572	$797,163
Restricted cash included in other assets, net	3,738	3,672
Total cash, cash equivalents and restricted cash	$826,310	$800,835
Inventories
Inventories consist of the following (in thousands):

	December 31, 2023	September 30, 2023
Finished goods	$13,453	$11,699
Raw materials	22,387	24,175
	$35,840	$35,874
Other Current Assets
Other current assets consist of the following (in thousands):

	December 31, 2023	September 30, 2023
Unbilled receivables	$374,109	$374,113
Prepaid expenses	118,167	84,506
Capitalized contract acquisition costs	30,911	31,206
Other[1]	63,689	64,919
	$586,876	$554,744
(1)     As of December 31, 2023 and September 30, 2023, includes a deposit of $34.1 million and $36.2 million, respectively, used to support the working capital needs of the Company’s primary contract manufacturer's procurement of components used in the manufacturing of system hardware.
Other Assets
Other assets, net consist of the following (in thousands):

	December 31, 2023	September 30, 2023
Intangible assets	$136,425	$150,969
Unbilled receivables	200,135	202,838
Capitalized contract acquisition costs	33,730	35,263
Other	55,560	55,543
	$425,850	$444,613

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31, 2023	September 30, 2023
Payroll and benefits	$129,658	$152,898
Operating lease liabilities, current	41,308	41,421
Income and other tax accruals	55,448	34,504
Other	52,506	54,067
	$278,920	$282,890
Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	December 31, 2023	September 30, 2023
Income taxes payable	$69,274	$73,751
Other	9,279	8,822
	$78,553	$82,573
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
Revolving Credit Agreement
On January 31, 2020, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). The Company has the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. Historically, borrowings under the Revolving Credit Facility bore interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. On May 26, 2023, the Company amended the Revolving Credit Agreement as a result of the cessation of the LIBOR borrowing reference rate. The amendment modified and directly replaced the LIBOR borrowing reference rate within the Revolving Credit Agreement to the Secured Overnight Financing Rate ("SOFR"). After the amendment, borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, (a) SOFR plus 0.10%, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. The Revolving Credit Agreement also requires payment of a commitment fee calculated at a rate per annum of 0.125% to 0.300% depending on the Company's leverage ratio on the undrawn portion of the Revolving Credit Facility. Commitment fees incurred during the three months ended December 31, 2023 were not material.

The Revolving Credit Facility matures on January 31, 2025, at which time any remaining outstanding principal of borrowings under the Revolving Credit Facility is due. The Company has the option to request up to two extensions of the maturity date in each case for an additional period of one year. Among certain affirmative and negative covenants provided in the Revolving Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. As of December 31, 2023, the Company was in compliance with all covenants. As of December 31, 2023, there were no outstanding borrowings under the Revolving Credit Facility, and the Company had available borrowing capacity of $350.0 million.
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
The components of the Company's operating lease expenses for the three months ended December 31, 2023 and 2022 were as follows (in thousands):

	Three months ended December 31,
	2023	2022
Operating lease expense	$10,326	$12,516
Short-term lease expense	695	655
Variable lease expense	6,034	5,336
Total lease expense	$17,055	$18,507
Variable lease expense primarily consists of common area maintenance, real estate taxes and parking expenses.
Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

	December 31, 2023	September 30, 2023
Operating lease right-of-use assets, net	$192,174	$195,471

Operating lease liabilities, current[1]	41,308	41,421
Operating lease liabilities, long-term	235,001	239,565
Total operating lease liabilities	$276,309	$280,986

Weighted average remaining lease term (in years)	8.4	8.6
Weighted average discount rate	2.83%	2.77%
(1)Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheets.

As of December 31, 2023, the future operating lease payments for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2024 (remainder)	$37,126
2025	42,542
2026	33,010
2027	31,740
2028	29,553
2029	26,721
Thereafter	112,351
Total lease payments	313,043
Less: imputed interest	(36,734)
Total lease liabilities	$276,309
Operating lease liabilities above do not include sublease income. As of December 31, 2023, the Company expects to receive sublease income of approximately $12.8 million, which consists of $5.4 million to be received for the remainder of fiscal 2024 and $7.4 million to be received over the two fiscal years thereafter.
As of December 31, 2023, the Company had no significant operating leases that were executed but not yet commenced.
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
The Company offers warranties of one year for its systems product offerings. Additional warranty coverage can be purchased by customers through service maintenance agreements in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of December 31, 2023 and September 30, 2023 were not material.
Commitments
In October 2022, the Company entered into an unconditional purchase commitment with one of its suppliers for the delivery of systems components. Under the terms of the agreement, the Company is obligated to purchase $10.0 million of component inventory annually, with a total committed amount of $40.0 million over a four-year term. As of December 31, 2023, the Company had $0.2 million of remaining purchase commitments under the second year of the agreement. The Company's total non-cancelable long-term purchase commitments outstanding as of December 31, 2023 was $20.2 million.
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
The Court granted the consolidated motion to dismiss without leave to amend on August 16, 2022 and entered final judgment against Lynwood on September 9, 2022. On September 14, 2022, Lynwood filed a notice of appeal to the Ninth Circuit Court of Appeals to appeal the dismissal. Lynwood filed its opening brief on December 16, 2022. The Company filed its opening appellate brief on April 10, 2023, and Lynwood filed its reply on May 31, 2023. Following the Court’s order granting the consolidated motion to dismiss and final judgment in the Company’s favor, the Court subsequently granted the Company attorneys' fees of over $0.8 million, which Lynwood appealed to the Ninth Circuit Court of Appeals. The dismissal appeal and the fees appeal were heard by the Ninth Circuit Court of Appeals on December 7, 2023. The Court of Appeals has not yet ruled on the appeals.
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
The effective tax rate was 20.7% and 24.5% for the three months ended December 31, 2023 and 2022, respectively. The decrease in the effective tax rate for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022 is primarily due to the tax impact of stock-based compensation and foreign operations.
At December 31, 2023, the Company had $73.8 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2018. Major jurisdictions where there are wholly owned subsidiaries of F5, Inc. which require income tax filings include the United Kingdom, Singapore, Israel, and India. The earliest periods open for review by local taxing authorities are fiscal years 2022 for the United Kingdom, 2019 for Singapore, 2013 for Israel, and 2018 for India. The Company is under audit by the

Internal Revenue Service for fiscal year 2019, by various states for fiscal years 2015 through 2022, and by various foreign jurisdictions including India for fiscal years 2018 to 2022, Israel for fiscal years 2013 to 2017, Saudi Arabia for fiscal years 2015 to 2020, and Singapore for fiscal years 2019 to 2020.
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
The following table summarizes the Company's repurchases and retirements of its common stock under its Stock Repurchase Program (in thousands, except per share data):

	Three months ended December 31,
	2023	2022
Shares repurchased	922	263
Average price per share	$162.67	$151.87
Amount repurchased	$150,018	$40,005
As of December 31, 2023, the Company had $772.4 million remaining authorized to purchase shares under its share repurchase program.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended December 31,
	2023	2022
Numerator
Net income	$138,382	$72,402
Denominator
Weighted average shares outstanding — basic	59,122	60,096
Dilutive effect of common shares from stock options and restricted stock units	531	291
Weighted average shares outstanding — diluted	59,653	60,387
Basic net income per share	$2.34	$1.20
Diluted net income per share	$2.32	$1.20
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were not material for the three months ended December 31, 2023 and 2022.
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
The following presents revenues by geographic region (in thousands):

	Three months ended December 31,
	2023	2022
Americas:
United States	$350,075	$375,748
Other	26,315	26,410
Total Americas	376,390	402,158
EMEA	193,363	184,115
APAC	122,844	114,105
	$692,597	$700,378
The Company continues to offer its products through a range of consumption models, from physical systems to software solutions and managed services. The following presents net product revenues by systems and software (in thousands):

	Three months ended December 31,
	2023	2022
Net product revenues
Systems revenue	$135,373	$173,032
Software revenue	170,486	167,526
Total net product revenue	$305,859	$340,558
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended December 31,
	2023	2022
Ingram Micro, Inc.	15.3%	17.6%
Synnex Corporation	15.6%	13.6%
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	December 31, 2023	September 30, 2023
Americas:
United States	$122,184	$125,736
Other	2,349	2,592
Total Americas	124,533	128,328
EMEA	25,109	24,336
APAC	17,471	17,758
	$167,113	$170,422

13. Restructuring Charges
In the first quarter of fiscal 2024, the Company initiated a restructuring plan to match strategic and financial objectives and optimize resources for long term growth, including a reduction in force program. The Company recorded a restructuring charge of $9.8 million and does not expect to record any significant future charges related to the first quarter of fiscal 2024 restructuring plan.
In the third quarter of fiscal 2023, the Company initiated a restructuring plan to better align strategic and financial objectives, optimize operations, and drive efficiencies for long-term growth and profitability, including a reduction in force affecting approximately 620 employees, or approximately 9% of the Company’s global workforce as of April 19, 2023. This included $53.2 million in severance benefits costs and related employer payroll taxes, and $3.5 million in charges related to the reduction of its leased facility space. The Company incurred $56.7 million in restructuring costs and did not record any significant subsequent charges related to the third quarter of fiscal 2023 restructuring plan.
In the first quarter of fiscal 2023, the Company initiated a restructuring plan to match strategic and financial objectives and optimize resources for long term growth, including a reduction in force program. The Company recorded a restructuring charge of $8.7 million and did not record any significant subsequent charges related to the first quarter of fiscal 2023 restructuring plan.
During the three months ended December 31, 2023 and 2022, the following activity was recorded (in thousands):

	Three months ended December 31,
	2023	2022
Employee Severance, Benefits and Related Costs
Accrued expenses, beginning of period	$3,496	$—
Restructuring charges[1]	8,472	8,740
Cash payments	(9,510)	(6,354)
Accrued expenses, end of period	$2,458	$2,386
(1)    Includes relief of unused benefits and foreign currency fluctuations.
Charges related to employee severance, benefits, and related costs are reflected in the restructuring charges line item on the Company's consolidated income statements.

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
We monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products, feature enhancements and consumption models are indicators of future trends. We also consider overall revenue concentration by geographic region as an additional indicator of current and future trends. In fiscal 2023 and into the first quarter of fiscal 2024, continued customer budget constraints brought on by uncertainties in the macroeconomic environment have led to delays in customer purchase decisions. The impact of these buying patterns led to softer demand for both our software and systems products and services. We believe the current demand environment is temporary based on several factors, notably the fact that demand for our products and services stems from the growth of applications and APIs. In addition, our stronger than normal maintenance renewals signal delays in purchases as customers extend their maintenance contracts over the products they currently own. We believe this softer demand for new products is brought on by the current macroeconomic uncertainties and related customer budget constraints, rather than architectural shifts or losses to competitors. We will continue to closely monitor the macroeconomic environment and its impacts on our business.
•Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, software-as-a-service infrastructure costs, amortization of developed technology and personnel and overhead expenses. In addition, factors such as sales price, product and services mix, inventory obsolescence, returns, component price increases, warranty costs, and global supply chain constraints could significantly impact our gross margins.
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
•Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The increase in cash and investments for the first three months of fiscal year 2024 was primarily due to cash provided by operating activities of $165.3 million, largely offset by $150.0 million of cash used to repurchase outstanding common stock under our stock repurchase program. Going forward, we believe the primary driver of cash flows will be net income from operations. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. Additionally, on January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of December 31, 2023, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
•Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in the first quarter of fiscal year 2024 primarily due to an increase in maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the first quarter of fiscal year 2024 was 67. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
Summary of Critical Accounting Policies and Estimates
The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that, of our significant accounting policies, revenue recognition requires estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results. Actual results may differ from these estimates under different assumptions or conditions.

There were no material changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K for the fiscal year ended September 30, 2023. Refer to the "New Accounting Pronouncements" section of Note 1 in this Quarterly Report on Form 10-Q for a summary of the new accounting policies.
Impact of Current Macroeconomic Conditions
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on customer behavior. Uncertain economic conditions, including inflation, higher interest rates, slower growth, fluctuations in foreign exchange rates, and other changes in economic conditions, may adversely affect our results of operations and financial performance. For further discussion of the potential impacts of recent macroeconomic events on our business, financial condition, and operating results, see Part 1, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended December 31,
	2023	2022
	(in thousands, except percentages)
Net revenues
Products	$305,859	$340,558
Services	386,738	359,820
Total	$692,597	$700,378
Percentage of net revenues
Products	44.2%	48.6%
Services	55.8	51.4
Total	100.0%	100.0%
Net Revenues. Total net revenues decreased 1.1% for the three months ended December 31, 2023, from the comparable period in the prior year. The decrease in total net revenues was primarily due to a decrease in product revenues associated with systems, partially offset by an increase in service revenues, primarily due to an increase in the renewal of maintenance contracts on existing perpetual assets held by customers. Revenues outside of the United States represented 49.5% of total net revenues for the three months ended December 31, 2023, compared to 46.4% for the same period in the prior year.
Net Product Revenues. Net product revenues decreased 10.2% for the three months ended December 31, 2023, from the comparable period in the prior year. The decrease in net product revenues was primarily due to a decrease in systems sales, partially offset by an increase in software revenue primarily from packaged software sales.
The following presents net product revenues by systems and software (in thousands):

	Three months ended December 31,
	2023	2022
Net product revenues
Systems revenue	$135,373	$173,032
Software revenue	170,486	167,526
Total net product revenue	$305,859	$340,558
Percentage of net product revenues
Systems revenue	44.3%	50.8%
Software revenue	55.7	49.2
Total net product revenue	100.0%	100.0%
Software Revenues. As a component of net product revenues, software revenues increased 1.8% for the three months ended December 31, 2023, from the comparable period in the prior year.

Net Service Revenues. Net service revenues increased 7.5% for the three months ended December 31, 2023, from the comparable period in the prior year. The increase in service revenues was the result of the renewal of maintenance agreements associated with perpetual offerings as customers continue to utilize their assets for longer periods of time.
The following distributors of our products accounted for more than 10% of total net revenue:

	Three months ended December 31,
	2023	2022
Ingram Micro, Inc.	15.3%	17.6%
Synnex Corporation	15.6%	13.6%
The following distributors of our products accounted for more than 10% of total receivables:

	December 31, 2023	September 30, 2023
Synnex Corporation	12.9%	16.0%
Carahsoft Technology Corporation	—	10.1%
Arrow Electronics, Inc.	10.6%	—
No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended December 31,
	2023	2022
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$82,708	$98,855
Services	53,681	56,152
Total	136,389	155,007
Gross profit	$556,208	$545,371
Percentage of net revenues and gross margin (as a percentage of related net revenue)
Products	27.0%	29.0%
Services	13.9	15.6
Total	19.7	22.1
Gross margin	80.3%	77.9%
Cost of Net Product Revenues. Cost of net product revenues consists of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, software-as-a-service infrastructure costs and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues decreased $16.1 million, or 16.3% for the three months ended December 31, 2023, from the comparable period in the prior year primarily due to a decrease in systems revenue.
Cost of Net Service Revenues. Cost of net service revenues consists of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three months ended December 31, 2023, cost of net service revenues as a percentage of net service revenues was 13.9%, compared to 15.6% for the comparable period in the prior year. Professional services headcount at the end of December 2023 decreased to 1,049 from 1,082 at the end of December 2022.

	Three months ended December 31,
	2023	2022
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$198,927	$233,105
Research and development	119,575	142,323
General and administrative	64,718	69,991
Restructuring charges	8,472	8,740
Total	$391,692	$454,159
Operating expenses (as a percentage of net revenue)
Sales and marketing	28.7%	33.3%
Research and development	17.3	20.3
General and administrative	9.4	10.0
Restructuring charges	1.2	1.2
Total	56.6%	64.8%
Sales and Marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expenses decreased $34.2 million, or 14.7% for the three months ended December 31, 2023, from the comparable period in the prior year. The decrease in sales and marketing expenses for the three months ended December 31, 2023 was primarily due to a decrease of $20.6 million in personnel costs from the comparable period in the prior year. In addition, commissions for the three months ended December 31, 2023 decreased $5.9 million from the comparable period in the prior year. Sales and marketing headcount at the end of December 2023 decreased to 2,154 from 2,490 at the end of December 2022. Sales and marketing expenses included stock-based compensation expense of $21.6 million for the three months ended December 31, 2023, compared to $25.7 million for the same period in the prior year.
Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses decreased $22.7 million, or 16.0% for the three months ended December 31, 2023, from the comparable period in the prior year. The decrease in research and development expenses for the three months ended December 31, 2023 was primarily due to a decrease of $18.1 million in personnel costs from the comparable period in the prior year. Research and development headcount at the end of December 2023 decreased to 1,986 from 2,165 at the end of December 2022. Research and development expenses included stock-based compensation expense of $16.0 million for the three months ended December 31, 2023, compared to $18.5 million for the same period in the prior year.
General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, facilities and depreciation expenses. General and administrative expenses decreased $5.3 million, or 7.5% for the three months ended December 31, 2023, from the comparable period in the prior year. The decrease in general and administrative expenses for the three months ended December 31, 2023 was primarily due to a decrease of $2.3 million in personnel costs from the comparable period in the prior year. In addition, expenses for professional services decreased $2.1 million for the three months ended December 31, 2023 from the comparable period in the prior year. General and administrative headcount at the end of December 2023 decreased to 882 from 959 at the end of December 2022. General and administrative expenses included stock-based compensation expense of $10.7 million for the three months ended December 31, 2023, compared to $11.0 million for the same period in the prior year.
Restructuring Charges. In the first fiscal quarters of 2024 and 2023, we completed restructuring plans to align strategic and financial objectives and optimize resources for long term growth. As a result of our restructuring initiatives, we recorded charges of $8.5 million and $8.7 million, net of adjustments, related to reductions in workforce that are reflected in our results for the three months ended December 31, 2023 and December 31, 2022, respectively.

	Three months ended December 31,
	2023	2022
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$164,516	$91,212
Other income, net	9,882	4,702
Income before income taxes	174,398	95,914
Provision for income taxes	36,016	23,512
Net income	$138,382	$72,402
Other income and income taxes (as percentage of net revenue)
Income from operations	23.8%	13.0%
Other income, net	1.4	0.7
Income before income taxes	25.2	13.7
Provision for income taxes	5.2	3.4
Net income	20.0%	10.3%
Other Income, Net. Other income, net consists primarily of interest income and expense and foreign currency transaction gains and losses. The increase in other income, net for the three months ended December 31, 2023 was primarily due to an increase in interest income from our investments of $4.6 million, and a decrease in interest expense of $3.3 million from the comparable period in the prior year. The increase in other income, net for the three months ended December 31, 2023 was partially offset by a decrease in foreign currency gains of $2.4 million from the comparable period in the prior year.
Provision for Income Taxes. The effective tax rate was 20.7% and 24.5% for the three months ended December 31, 2023 and 2022, respectively. The decrease in the effective tax rate for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022 is primarily due to the tax impact of stock-based compensation and foreign operations.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at December 31, 2023 and September 30, 2023 were $301.9 million and $290.7 million, respectively. The net deferred tax assets include valuation allowances of $44.0 million as of December 31, 2023 and $43.9 million as of September 30, 2023, which are primarily related to certain state and foreign net operating losses and tax credit carryforwards.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $832.0 million as of December 31, 2023, compared to $808.4 million as of September 30, 2023, representing an increase of $23.6 million. The increase was primarily due to cash provided by operating activities of $165.3 million for the three months ended December 31, 2023. The increase in cash and investments for the first quarter of fiscal 2024 was partially offset by cash used for the repurchase of common stock during the three months ended December 31, 2023 of $150.0 million.
Cash provided by operating activities for the first three months of fiscal year 2024 resulted from net income of $138.4 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation, impairment and amortization charges. Cash provided by operating activities for the first quarter of fiscal 2024 increased from the comparable period in the prior year primarily due to an increase in cash received from customers, which partially offset strong billings for the quarter and an increase in the balance of accounts receivable.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the risks detailed in Part 1, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. However, we anticipate our current cash, cash equivalents and investment balances, anticipated cash flows generated from operations, and available borrowing capacity on the Revolver Credit Facility will be sufficient to meet our liquidity needs.
Cash used in investing activities was $7.1 million for the three months ended December 31, 2023, compared to cash provided by investing activities of $61.9 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions and capital expenditures. The amount of cash used in investing activities for the three months ended December 31, 2023 was primarily the result of $9.0 million in capital expenditures related to maintaining our operations worldwide, partially offset by $2.9 million in maturities of investments.
Cash used in financing activities was $135.0 million for the three months ended December 31, 2023, compared to cash used in financing activities of $374.9 million for the same period in the prior year. Our financing activities for the three months ended December 31, 2023 primarily consisted of $150.0 million of cash used to repurchase shares of common stock. In addition, $6.8 million in cash was used for taxes related to net share settlement of equity awards. Cash used in financing activities was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $21.9 million.
On January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of December 31, 2023, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
Obligations and Commitments
As of December 31, 2023, our principal commitments consisted of obligations outstanding under operating leases and purchase obligations with one of our component suppliers.
We lease our facilities under operating leases that expire at various dates through 2033. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
In October 2022, we entered into an unconditional purchase commitment with one of our suppliers for the delivery of systems components. Under the terms of the agreement, we are obligated to purchase $10 million of component inventory annually, with a total committed amount of $40 million over a four-year term. As of December 31, 2023, we had $0.2 million remaining purchase commitments under the second year of the agreement. Our total non-cancelable long-term purchase commitments outstanding as of December 31, 2023 was $20.2 million.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of December 31, 2023. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.

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
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three month period ended December 31, 2023, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2023.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1.Legal Proceedings
See Note 8 - Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.
Item 1A.Risk Factors
There have been no material changes to our risk factors from those described in Part 1, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which was filed with the Securities and Exchange Commission on November 14, 2023.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
On July 25, 2022, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This authorization is incremental to the existing $5.4 billion program, initially approved in October 2010 and expanded in subsequent fiscal years. Acquisitions for the share repurchase programs will be made from time to time in private transactions, accelerated share repurchase programs, or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of December 31, 2023, the Company had $772 million remaining authorized to purchase shares under its share repurchase program.
Shares repurchased and retired for the three months ended December 31, 2023 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan[2]
October 1, 2023 — October 31, 2023	—	—	—	$922,439
November 1, 2023 — November 30, 2023	967,045	$162.17	922,128	$772,440
December 1, 2023 — December 31, 2023	115	$171.60	115	$772,421
(1)Includes 44,917 shares withheld from restricted stock units that vested in the first quarter of fiscal 2024 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of such awards do not deplete the dollar amount available for purchases under the repurchase program.

Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2023, certain of our officers and directors adopted or terminated Rule 10b5-1 trading arrangements as follows:
On November 29, 2023, François Locoh-Donou, Chief Executive Officer and President, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that is designed to be in effect until December 17, 2024 with respect to the sale of 19,450 Company shares.
On November 3, 2023, Thomas Fountain, EVP, Global Services and Chief Strategy Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that is designed to be in effect until November 18, 2024 with respect to the sale of 6,485 Company shares.

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

*     Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of February, 2024.

F5, INC.

By:	/s/ FRANCIS J. PELZER
Francis J. Pelzer
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)