Form 10-Q
period 2024-03-31
F5, INC.
filed 2024-05-06
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of April 30, 2024 was 58,611,430.

F5, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2024

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
F5, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2024	September 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$902,680	$797,163
Short-term investments	802	6,160
Accounts receivable, net of allowances of $3,038 and $3,561	388,325	454,832
Inventories	69,760	35,874
Other current assets	589,954	554,744
Total current assets	1,951,521	1,848,773
Property and equipment, net	161,525	170,422
Operating lease right-of-use assets	188,973	195,471
Long-term investments	6,343	5,068
Deferred tax assets	324,875	295,308
Goodwill	2,312,362	2,288,678
Other assets, net	439,071	444,613
Total assets	$5,384,670	$5,248,333
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$57,702	$63,315
Accrued liabilities	266,563	282,890
Deferred revenue	1,178,158	1,126,576
Total current liabilities	1,502,423	1,472,781
Deferred tax liabilities	5,689	4,637
Deferred revenue, long-term	633,818	648,545
Operating lease liabilities, long-term	228,368	239,565
Other long-term liabilities	81,106	82,573
Total long-term liabilities	948,981	975,320
Commitments and contingencies (Note 8)
Shareholders' equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 58,609 and 59,207 shares issued and outstanding	19,029	24,399
Accumulated other comprehensive loss	(21,034)	(23,221)
Retained earnings	2,935,271	2,799,054
Total shareholders' equity	2,933,266	2,800,232
Total liabilities and shareholders' equity	$5,384,670	$5,248,333
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Net revenues
Products	$300,162	$340,581	$606,021	$681,139
Services	381,192	362,594	767,930	722,414
Total	681,354	703,175	1,373,951	1,403,553
Cost of net revenues
Products	85,313	99,795	168,021	198,650
Services	55,800	55,859	109,481	112,011
Total	141,113	155,654	277,502	310,661
Gross profit	540,241	547,521	1,096,449	1,092,892
Operating expenses
Sales and marketing	210,800	233,076	409,727	466,181
Research and development	122,207	141,363	241,782	283,686
General and administrative	67,184	67,036	131,902	137,027
Restructuring charges	90	—	8,562	8,740
Total	400,281	441,475	791,973	895,634
Income from operations	139,960	106,046	304,476	197,258
Other income, net	5,974	2,737	15,856	7,439
Income before income taxes	145,934	108,783	320,332	204,697
Provision for income taxes	26,913	27,347	62,929	50,859
Net income	$119,021	$81,436	$257,403	$153,838
Net income per share — basic	$2.02	$1.35	$4.37	$2.55
Weighted average shares — basic	58,788	60,330	58,956	60,211
Net income per share — diluted	$2.00	$1.34	$4.32	$2.54
Weighted average shares — diluted	59,580	60,691	59,617	60,537
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Net income	$119,021	$81,436	$257,403	$153,838
Other comprehensive (loss) income:
Foreign currency translation adjustment	(386)	(266)	2,118	1,984
Available-for-sale securities:
Unrealized gains on securities, net of taxes of $4 and $118 for the three months ended March 31, 2024 and 2023, respectively, and $16 and $232 for the six months ended March 31, 2024 and 2023, respectively	20	1,060	69	1,827
Reclassification adjustment for realized losses included in net income, net of taxes of $0 and $58 for the three months ended March 31, 2024 and 2023, respectively, and $0 and $78 for the six months ended March 31, 2024 and 2023, respectively	—	(552)	—	(612)
Net change in unrealized gains and losses on available-for-sale securities, net of tax	20	508	69	1,215
Total other comprehensive (loss) income	(366)	242	2,187	3,199
Comprehensive income	$118,655	$81,678	$259,590	$157,037
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	Three months ended March 31, 2023
Balances, December 31, 2022	60,117	$129,060	$(23,219)	$2,476,508	$2,582,349
Exercise of employee stock options	12	281	—	—	281
Issuance of restricted stock	355	—	—	—	—
Taxes paid related to net share settlement of equity awards	(19)	(2,788)	—	—	(2,788)
Stock-based compensation	—	64,039	—	—	64,039
Net income	—	—	—	81,436	81,436
Other comprehensive income	—	—	242	—	242
Balances, March 31, 2023	60,465	$190,592	$(22,977)	$2,557,944	$2,725,559

	Three months ended March 31, 2024
Balances, December 31, 2023	58,797	$18,348	$(20,668)	$2,863,297	$2,860,977
Exercise of employee stock options	19	680	—	—	680
Issuance of restricted stock	346	—	—	—	—
Repurchase of common stock, including excise taxes	(543)	(53,304)	—	(47,047)	(100,351)
Taxes paid related to net share settlement of equity awards	(10)	(1,836)	—	—	(1,836)
Stock-based compensation	—	55,141	—	—	55,141
Net income	—	—	—	119,021	119,021
Other comprehensive loss	—	—	(366)	—	(366)
Balances, March 31, 2024	58,609	$19,029	$(21,034)	$2,935,271	$2,933,266

	Six months ended March 31, 2023
Balances, September 30, 2022	59,860	$91,048	$(26,176)	$2,404,106	$2,468,978
Exercise of employee stock options	26	716	—	—	716
Issuance of stock under employee stock purchase plan	179	21,745	—	—	21,745
Issuance of restricted stock	731	—	—	—	—
Repurchase of common stock	(263)	(40,005)	—	—	(40,005)
Taxes paid related to net share settlement of equity awards	(68)	(9,825)	—	—	(9,825)
Stock-based compensation	—	126,913	—	—	126,913
Net income	—	—	—	153,838	153,838
Other comprehensive income	—	—	3,199	—	3,199
Balances, March 31, 2023	60,465	$190,592	$(22,977)	$2,557,944	$2,725,559

	Six months ended March 31, 2024
Balances, September 30, 2023	59,207	$24,399	$(23,221)	$2,799,054	$2,800,232
Exercise of employee stock options	33	1,088	—	—	1,088
Issuance of stock under employee stock purchase plan	188	21,469	—	—	21,469
Issuance of restricted stock	701	—	—	—	—
Repurchase of common stock, including excise taxes	(1,465)	(130,403)	—	(121,186)	(251,589)
Taxes paid related to net share settlement of equity awards	(55)	(8,667)	—	—	(8,667)
Stock-based compensation	—	111,143	—	—	111,143
Net income	—	—	—	257,403	257,403
Other comprehensive income	—	—	2,187	—	2,187
Balances, March 31, 2024	58,609	$19,029	$(21,034)	$2,935,271	$2,933,266
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended March 31,
	2024	2023
Operating activities
Net income	$257,403	$153,838
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	111,143	126,913
Depreciation and amortization	57,284	54,817
Non-cash operating lease costs	16,596	20,231
Deferred income taxes	(28,935)	(49,492)
Other	(2,829)	1,878
Changes in operating assets and liabilities (excluding effects of the acquisition of businesses):
Accounts receivable	66,569	(14,317)
Inventories	(33,886)	17,620
Other current assets	(34,398)	(43,547)
Other assets	(16,203)	9,354
Accounts payable and accrued liabilities	(20,930)	(59,534)
Deferred revenue	36,855	102,933
Lease liabilities	(21,714)	(22,140)
Net cash provided by operating activities	386,955	298,554
Investing activities
Purchases of investments	(1,000)	(689)
Maturities of investments	5,420	95,773
Sales of investments	—	16,085
Acquisition of businesses, net of cash acquired	(32,939)	(35,006)
Purchases of property and equipment	(18,503)	(23,793)
Net cash (used in) provided by investing activities	(47,022)	52,370
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	22,557	22,461
Payments for repurchase of common stock	(250,029)	(40,005)
Payments on term debt agreement	—	(350,000)
Taxes paid related to net share settlement of equity awards	(8,667)	(9,825)
Net cash used in financing activities	(236,139)	(377,369)
Net increase (decrease) in cash, cash equivalents and restricted cash	103,794	(26,445)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,779	2,979
Cash, cash equivalents and restricted cash, beginning of period	800,835	762,207
Cash, cash equivalents and restricted cash, end of period	$906,408	$738,741
Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$26,169	$27,200
Cash paid for interest on long-term debt	—	2,970
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$7,267	$9,577
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
There have been no changes to the Company's significant accounting policies as of and for the three and six months ended March 31, 2024.
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
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the six months ended March 31, 2024 and 2023 (in thousands):

	Six months ended March 31,
	2024	2023
Balance, beginning of period	$66,468	$77,220
Additional capitalized contract acquisition costs	13,851	13,123
Amortization of capitalized contract acquisition costs	(18,015)	(19,134)
Balance, end of period	$62,304	$71,209
Amortization of capitalized contract acquisition costs was $8.9 million and $9.4 million for the three months ended March 31, 2024 and 2023, respectively, and $18.0 million and $19.1 million for the six months ended March 31, 2024 and 2023, respectively, and is recorded in Sales and Marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.

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
The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the six months ended March 31, 2024 and 2023 (in thousands):

	Six months ended March 31,
	2024	2023
Balance, beginning of period	$1,775,121	$1,691,580
Amounts added but not recognized as revenues	768,890	785,122
Deferred revenue acquired through acquisition of businesses	—	1,800
Revenues recognized related to the opening balance of deferred revenue	(732,035)	(682,190)
Balance, end of period	$1,811,976	$1,796,312
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. The composition of unsatisfied performance obligations consists mainly of deferred service revenue, and to a lesser extent, deferred product revenue, for which the Company has an obligation to perform, and has not yet recognized as revenue in the consolidated financial statements. As of March 31, 2024, the total non-cancelable remaining performance obligations under the Company's contracts with customers was $1.8 billion and the Company expects to recognize revenues on approximately 65.0% of these remaining performance obligations over the next 12 months, 22.0% in year two, and the remaining balance thereafter.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements at March 31, 2024 and September 30, 2023, were as follows (in thousands):

			Gross Unrealized			Classification on Balance Sheet
As of March 31, 2024	Fair Value Level	Cost or Amortized Cost	Gains	Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Changes in fair value recorded in other comprehensive income (loss)
Money Market Funds	Level 1	$396,387	$—	$—	$396,387	$396,387	$—	$—
Corporate bonds and notes	Level 2	817	—	(15)	802	—	802	—
Total debt investments		$397,204	$—	$(15)	$397,189	$396,387	$802	$—
Changes in fair value recorded in other net income (expense)
Equity investments	*				$6,343	$—	$—	$6,343
Total equity investments					6,343	—	—	6,343
Total investments					$403,532	$396,387	$802	$6,343
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

Interest income from cash, cash equivalents, and investments was $8.3 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively, and $16.1 million and $6.1 million for the six months ended March 31, 2024 and 2023, respectively. Interest income is included in other income (expense), net on the Company's consolidated income statements. Unrealized losses on investments held for a period greater than 12 months at March 31, 2024 and September 30, 2023 were not material.
The Company invests in debt securities that are rated investment grade. The Company reviews the individual debt securities in its portfolio to determine whether a credit loss exists by comparing the extent to which the fair value is less than the amortized cost and considering any changes to ratings of a debt security by a ratings agency. The Company determined that as of March 31, 2024, there were no credit losses on any investments within its portfolio.
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
The Company did not recognize any impairment charges related to non-financial long-lived assets for the three and six months ended March 31, 2024 and 2023.
4. Business Combinations
Fiscal Year 2024 Acquisitions
During the second quarter of fiscal 2024, the Company completed two acquisitions. The acquired assets and assumed liabilities of the acquisitions were not material and the Company recorded $23.6 million of goodwill as a result of the acquisitions. The acquisitions did not have a material impact to the Company's operating results.
Fiscal Year 2023 Acquisition
In February 2023, the Company acquired Lilac Cloud, Inc. ("Lilac"), a provider of innovative application delivery services. The acquired assets and assumed liabilities of Lilac were not material. The Company recorded $29.4 million of goodwill as a result of the acquisition. The measurement period for the Lilac acquisition lapsed during the second quarter of fiscal 2024. The acquisition did not have a material impact to the Company's operating results.
5. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows for the periods presented (in thousands):

	March 31, 2024	September 30, 2023
Cash and cash equivalents	$902,680	$797,163
Restricted cash included in other assets, net	3,728	3,672
Total cash, cash equivalents and restricted cash	$906,408	$800,835
Inventories
Inventories consist of the following (in thousands):

	March 31, 2024	September 30, 2023
Finished goods	$17,605	$11,699
Raw materials	52,155	24,175
	$69,760	$35,874

Other Current Assets
Other current assets consist of the following (in thousands):

	March 31, 2024	September 30, 2023
Unbilled receivables	$379,904	$374,113
Prepaid expenses	116,621	84,506
Capitalized contract acquisition costs	30,411	31,206
Other[1]	63,018	64,919
	$589,954	$554,744
(1)    As of March 31, 2024 and September 30, 2023, includes a deposit of $4.9 million and $36.2 million, respectively, used to support the working capital needs of the Company’s primary contract manufacturer's procurement of components used in the manufacturing of system hardware. As of March 31, 2024 and September 30, 2023, includes income tax receivables of $25.4 million and $5.2 million, respectively.
Other Assets
Other assets, net consist of the following (in thousands):

	March 31, 2024	September 30, 2023
Intangible assets	$132,243	$150,969
Unbilled receivables	219,084	202,838
Capitalized contract acquisition costs	31,893	35,263
Other	55,851	55,543
	$439,071	$444,613
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2024	September 30, 2023
Payroll and benefits	$152,574	$152,898
Operating lease liabilities, current	38,480	41,421
Income and other tax accruals	26,593	34,504
Other	48,916	54,067
	$266,563	$282,890
Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	March 31, 2024	September 30, 2023
Income taxes payable	$72,110	$73,751
Other	8,996	8,822
	$81,106	$82,573
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
Revolving Credit Agreement
On January 31, 2020, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). The Company has the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. Historically, borrowings under the Revolving Credit Facility bore interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. On May 26, 2023, the Company amended the Revolving Credit Agreement as a result of the cessation of the LIBOR borrowing reference rate. The amendment modified and directly replaced the LIBOR borrowing reference rate within the Revolving Credit Agreement to the Secured Overnight Financing Rate (SOFR). After the amendment, borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, (a) SOFR plus 0.10%, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. The Revolving Credit Agreement also requires payment of a commitment fee calculated at a rate per annum of 0.125% to 0.300% depending on the Company's leverage ratio on the undrawn portion of the Revolving Credit Facility. Commitment fees incurred during the three and six months ended March 31, 2024 were not material.
The Revolving Credit Facility matures on January 31, 2025, at which time any remaining outstanding principal of borrowings under the Revolving Credit Facility is due. The Company has the option to request up to two extensions of the maturity date in each case for an additional period of one year. Among certain affirmative and negative covenants provided in the Revolving Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. As of March 31, 2024, the Company was in compliance with all covenants. As of March 31, 2024, there were no outstanding borrowings under the Revolving Credit Facility, and the Company had available borrowing capacity of $350.0 million.
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
The components of the Company's operating lease expenses for the three and six months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Operating lease expense	$10,167	$12,181	$20,493	$24,697
Short-term lease expense	671	744	1,366	1,399
Variable lease expense	5,941	5,650	11,975	10,986
Total lease expense	$16,779	$18,575	$33,834	$37,082
Variable lease expense primarily consists of common area maintenance, real estate taxes and parking expenses.

Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

	March 31, 2024	September 30, 2023
Operating lease right-of-use assets, net	$188,973	$195,471

Operating lease liabilities, current[1]	38,480	41,421
Operating lease liabilities, long-term	228,368	239,565
Total operating lease liabilities	$266,848	$280,986

Weighted average remaining lease term (in years)	8.3	8.6
Weighted average discount rate	2.91%	2.77%
(1)Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheets.
As of March 31, 2024, the future operating lease payments for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2024 (remainder)	$23,702
2025	42,189
2026	34,948
2027	32,555
2028	29,502
2029	26,750
Thereafter	112,351
Total lease payments	301,997
Less: imputed interest	(35,149)
Total lease liabilities	$266,848
Operating lease liabilities above do not include sublease income. As of March 31, 2024, the Company expects to receive sublease income of approximately $8.6 million, which consists of $2.6 million to be received for the remainder of fiscal 2024 and $6.0 million to be received over the two fiscal years thereafter.
As of March 31, 2024, the Company had no significant operating leases that were executed but not yet commenced.
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
The Company offers warranties of one year for its systems product offerings. Additional warranty coverage can be purchased by customers through service maintenance agreements in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of March 31, 2024 and September 30, 2023 were not material.

Commitments
In October 2022, the Company entered into an unconditional purchase commitment with one of its suppliers for the delivery of systems components. Under the terms of the agreement, the Company is obligated to purchase $10.0 million of component inventory annually, with a total committed amount of $40.0 million over a four-year term. As of March 31, 2024, the Company had no remaining purchase commitments under the second year of the agreement. The Company's total non-cancelable long-term purchase commitments outstanding as of March 31, 2024 was $20.0 million.
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
The effective tax rate was 18.4% and 19.6% for the three and six months ended March 31, 2024, respectively, compared to 25.1% and 24.8% for the three and six months ended March 31, 2023, respectively. The decrease in the effective tax rate for the three and six months ended March 31, 2024 as compared to the three and six months ended March 31, 2023 is primarily due to the tax impact of stock-based compensation.
At March 31, 2024, the Company had $75.4 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2018. Major jurisdictions where there are wholly owned subsidiaries of F5, Inc. which require income tax filings include the United Kingdom, Singapore, Israel, and India. The earliest periods open for review by local taxing authorities are fiscal years 2022 for the United Kingdom, 2019 for Singapore, 2018 for Israel, and 2018 for India. The Company is under audit by the Internal Revenue Service for fiscal year 2019, by various states for fiscal years 2018 through 2022, and by various foreign jurisdictions including India for fiscal years 2018 to 2022, Israel for fiscal years 2018 to 2022, Saudi Arabia for fiscal years 2015 to 2020, and Singapore for fiscal years 2019 to 2020.
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
The following table summarizes the Company's repurchases and retirements of its common stock under its Stock Repurchase Program (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Shares repurchased	543	—	1,465	263
Average price per share	$184.07	—	$170.59	$151.87
Amount repurchased	$100,011	—	$250,029	$40,005
As of March 31, 2024, the Company had $672.4 million remaining authorized to purchase shares under its share repurchase program.

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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Numerator
Net income	$119,021	$81,436	$257,403	$153,838
Denominator
Weighted average shares outstanding — basic	58,788	60,330	58,956	60,211
Dilutive effect of common shares from stock options and restricted stock units	792	361	661	326
Weighted average shares outstanding — diluted	59,580	60,691	59,617	60,537
Basic net income per share	$2.02	$1.35	$4.37	$2.55
Diluted net income per share	$2.00	$1.34	$4.32	$2.54
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were not material for the three and six months ended March 31, 2024 and 2023.
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
Revenues by Geographic Location and Other Information
The Company does business in three main geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa (EMEA); and the Asia Pacific region (APAC). The Company's chief operating decision-maker reviews financial information presented on a consolidated basis accompanied by information about net product revenues and revenues by geographic region. The Company's foreign offices conduct sales, marketing, research and development, and support activities. Revenues are attributed by geographic location based on the location of the customer.
The following presents revenues by geographic region (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Americas:
United States	$363,847	$359,906	$713,922	$735,654
Other	21,718	23,197	48,033	49,607
Total Americas	385,565	383,103	761,955	785,261
EMEA	178,386	190,439	371,749	374,554
APAC	117,403	129,633	240,247	243,738
	$681,354	$703,175	$1,373,951	$1,403,553

The Company continues to offer its products through a range of consumption models, from physical systems to software solutions and managed services. The following presents net product revenues by systems and software (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Net product revenues
Systems revenue	$141,654	$208,689	$277,028	$381,721
Software revenue	158,508	131,892	328,993	299,418
Total net product revenue	$300,162	$340,581	$606,021	$681,139
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Ingram Micro, Inc.	18.6%	16.5%	17.0%	17.1%
Synnex Corporation	16.5%	14.7%	16.0%	14.2%
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	March 31, 2024	September 30, 2023
Americas:
United States	$119,617	$125,736
Other	2,083	2,592
Total Americas	121,700	128,328
EMEA	23,957	24,336
APAC	15,868	17,758
	$161,525	$170,422
13. Restructuring Charges
In the first quarter of fiscal 2024, the Company initiated a restructuring plan to match strategic and financial objectives and optimize resources for long term growth, including a reduction in force program. The Company recorded a restructuring charge of $9.8 million and did not record any significant subsequent charges related to the first quarter of fiscal 2024 restructuring plan.
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

During the six months ended March 31, 2024 and 2023, the following activity was recorded (in thousands):

	Six months ended March 31,
	2024	2023
Employee Severance, Benefits and Related Costs
Accrued expenses, beginning of period	$3,496	$—
Restructuring charges[1]	8,562	8,740
Cash payments	(11,501)	(8,130)
Accrued expenses, end of period	$557	$610
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

We monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products, feature enhancements and consumption models are indicators of future trends. We also consider overall revenue concentration by geographic region as an additional indicator of current and future trends. In fiscal 2023 and into the first half of fiscal 2024, continued customer budget constraints brought on by uncertainties in the macroeconomic environment have led to delays in customer purchase decisions. The impact of these buying patterns led to softer demand for both our software and systems products and services. We believe the current demand environment is temporary based on several factors, notably the fact that demand for our products and services stems from the growth of applications and APIs. In addition, our stronger than normal maintenance renewals signal delays in purchases as customers extend their maintenance contracts over the products they currently own. We believe this softer demand for new products is brought on by the current macroeconomic uncertainties and related customer budget constraints, rather than architectural shifts or losses to competitors. We will continue to closely monitor the macroeconomic environment and its impacts on our business.
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
•Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The increase in cash and investments for the first six months of fiscal year 2024 was primarily due to cash provided by operating activities of $387.0 million, partially offset by $250.0 million of cash used for the repurchase of outstanding common stock under our stock repurchase program. Going forward, we believe the primary driver of cash flows will be net income from operations. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. Additionally, on January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of March 31, 2024, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
•Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased to $1.81 billion as of March 31, 2024 from $1.78 billion as of September 30, 2023 due to an increase in maintenance renewal contracts related to our existing product installation base. Our days sales outstanding for the second quarter of fiscal year 2024 was 51. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
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

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023

	(in thousands, except percentages)
Net revenues
Products	$300,162	$340,581	$606,021	$681,139
Services	381,192	362,594	767,930	722,414
Total	$681,354	$703,175	$1,373,951	$1,403,553
Percentage of net revenues
Products	44.1%	48.4%	44.1%	48.5%
Services	55.9	51.6	55.9	51.5
Total	100.0%	100.0%	100.0%	100.0%
Net Revenues. Total net revenues decreased 3.1% and 2.1% for the three and six months ended March 31, 2024, respectively, from the comparable periods in the prior year. The decrease in total net revenues for the three and six months ended March 31, 2024 was primarily due to a decrease in product revenues associated with systems, partially offset by an increase in service revenues. The increase in service revenues was primarily due to an increase in the renewal of maintenance contracts on existing perpetual assets held by customers, along with continued realization of price increases from prior periods. International revenues represented 46.6% and 48.0% of total net revenues for the three and six months ended March 31, 2024, respectively, compared to 48.8% and 47.6% for the same periods in the prior year, respectively.
Net Product Revenues. Net product revenues decreased 11.9% and 11.0% for the three and six months ended March 31, 2024, respectively, from the comparable periods in the prior year. The decrease in net product revenues was primarily due to a decrease in systems sales, partially offset by an increase in software revenue primarily from packaged software sales.
The following presents net product revenues by systems and software:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023

	(in thousands, except percentages)
Net product revenues
Systems revenue	$141,654	$208,689	$277,028	$381,721
Software revenue	158,508	131,892	328,993	299,418
Total net product revenue	$300,162	$340,581	$606,021	$681,139
Percentage of net product revenues
Systems revenue	47.2%	61.3%	45.7%	56.0%
Software revenue	52.8	38.7	54.3	44.0
Total net product revenue	100.0%	100.0%	100.0%	100.0%
Software Revenues. As a component of net product revenues, software revenues increased 20.2% and 9.9% for the three and six months ended March 31, 2024, respectively, from the comparable periods in the prior year.
Net Service Revenues. Net service revenues increased 5.1% and 6.3% for the three and six months ended March 31, 2024, respectively, from the comparable periods in the prior year. The increase in net service revenues for the three and six months ended March 31, 2024 was the result of the renewal of maintenance agreements associated with perpetual offerings as customers continue to utilize their assets for longer periods of time, as well as the realization of price increases from prior periods.

The following distributors of our products accounted for more than 10% of total net revenue:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Ingram Micro, Inc.	18.6%	16.5%	17.0%	17.1%
Synnex Corporation	16.5%	14.7%	16.0%	14.2%
The following distributors of our products accounted for more than 10% of total receivables:

	March 31, 2024	September 30, 2023
Ingram Micro, Inc.	13.4%	—
Synnex Corporation	15.8%	16.0%
Carahsoft Technology Corporation	—	10.1%
No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023

	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$85,313	$99,795	$168,021	$198,650
Services	55,800	55,859	109,481	112,011
Total	141,113	155,654	277,502	310,661
Gross profit	$540,241	$547,521	$1,096,449	$1,092,892
Percentage of net revenues and gross margin (as a percentage of related net revenue)
Products	28.4%	29.3%	27.7%	29.2%
Services	14.6	15.4	14.3	15.5
Total	20.7	22.1	20.2	22.1
Gross margin	79.3%	77.9%	79.8%	77.9%
Cost of Net Product Revenues. Cost of net product revenues consists of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, software-as-a-service infrastructure costs and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues decreased $14.5 million, or 14.5% for the three months ended March 31, 2024 and decreased $30.6 million, or 15.4% for the six months ended March 31, 2024 from the comparable periods in the prior year primarily due to a decrease in systems revenue.
Cost of Net Service Revenues. Cost of net service revenues consists of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and six months ended March 31, 2024, cost of net service revenues as a percentage of net service revenues was 14.6% and 14.3%, respectively, compared to 15.4% and 15.5% for the comparable periods in the prior year, respectively. Professional services headcount at the end of March 2024 decreased to 1,049 from 1,072 at the end of March 2023.

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023

	(in thousands, except percentages)
Operating expenses
Sales and marketing	$210,800	$233,076	$409,727	$466,181
Research and development	122,207	141,363	241,782	283,686
General and administrative	67,184	67,036	131,902	137,027
Restructuring charges	90	—	8,562	8,740
Total	$400,281	$441,475	$791,973	$895,634
Operating expenses (as a percentage of net revenue)
Sales and marketing	30.9%	33.2%	29.8%	33.2%
Research and development	17.9	20.1	17.6	20.2
General and administrative	9.9	9.5	9.6	9.8
Restructuring charges	—	—	0.6	0.6
Total	58.7%	62.8%	57.6%	63.8%
Sales and Marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities and depreciation expenses. Sales and marketing expenses decreased $22.3 million, or 9.6% for the three months ended March 31, 2024 and decreased $56.5 million, or 12.1% for the six months ended March 31, 2024 from the comparable periods in the prior year. The decrease in sales and marketing expense for the three and six months ended March 31, 2024 was primarily due to a decrease of $14.3 million and $34.9 million, respectively, in personnel costs from the comparable periods in the prior year. In addition, commissions for the three and six months ended March 31, 2024 decreased $5.9 million and $11.8 million, respectively, from the comparable periods in the prior year. Sales and marketing headcount at the end of March 2024 decreased to 2,166 from 2,480 at the end of March 2023. Sales and marketing expenses included stock-based compensation expense of $21.4 million and $43.0 million for the three and six months ended March 31, 2024, respectively, compared to $26.9 million and $52.6 million for the same periods in the prior year, respectively.
Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses decreased $19.2 million, or 13.6% for the three months ended March 31, 2024 and decreased $41.9 million, or 14.8% for the six months ended March 31, 2024 from the comparable periods in the prior year. The decrease in research and development expense for the three and six months ended March 31, 2024 was primarily due to a decrease of $12.7 million and $30.9 million, respectively, in personnel costs from the comparable periods in the prior year. Research and development headcount at the end of March 2024 decreased to 1,981 from 2,212 at the end of March 2023. Research and development expenses included stock-based compensation expense of $15.5 million and $31.5 million for the three and six months ended March 31, 2024, respectively, compared to $18.7 million and $37.2 million for the same periods in the prior year, respectively.
General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resources and legal personnel, third-party professional service fees, facilities and depreciation expenses. General and administrative expenses remained relatively flat for the three months ended March 31, 2024 and decreased $5.1 million, or 3.7% for the six months ended March 31, 2024 from the comparable periods in the prior year. The decrease in general and administrative expenses for the six months ended March 31, 2024 was primarily due to a decrease of $4.1 million in fees paid for professional services. In addition, personnel costs decreased $2.5 million for the six months ended March 31, 2024 from the comparable period in the prior year. General and administrative headcount at the end of March 2024 decreased to 881 from 972 at the end of March 2023. General and administrative expenses included stock-based compensation expense of $10.8 million and $21.5 million for the three and six months ended March 31, 2024, respectively, compared to $10.9 million and $21.9 million for the same periods in the prior year, respectively.
Restructuring Charges. In the first fiscal quarters of 2024 and 2023, we completed restructuring plans to align strategic and financial objectives and optimize resources for long term growth. As a result of our restructuring initiatives, we recorded charges of $8.6 million and $8.7 million, net of adjustments, related to reductions in workforce that are reflected in our results for the six months ended March 31, 2024 and March 2023, respectively.

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023

	(in thousands, except percentages)
Other income and income taxes
Income from operations	$139,960	$106,046	$304,476	$197,258
Other income, net	5,974	2,737	15,856	7,439
Income before income taxes	145,934	108,783	320,332	204,697
Provision for income taxes	26,913	27,347	62,929	50,859
Net income	$119,021	$81,436	$257,403	$153,838
Other income and income taxes (as percentage of net revenue)
Income from operations	20.5%	15.1%	22.2%	14.1%
Other income, net	0.9	0.4	1.1	0.5
Income before income taxes	21.4	15.5	23.3	14.6
Provision for income taxes	3.9	3.9	4.6	3.6
Net income	17.5%	11.6%	18.7%	11.0%
Other Income, Net. Other income, net consists primarily of interest income and expense and foreign currency transaction gains and losses. The increase in other income, net for the three months ended March 31, 2024 was primarily due to an increase in interest income of $5.4 million from our investments, partially offset by an increase in foreign currency losses of $2.3 million compared to the same period in the prior year. The increase in other income, net for the six months ended March 31, 2024 was primarily due to an increase in interest income of $10.0 million from our investments and a decrease in interest expense of $3.2 million compared to the same period in the prior year. The increase in other income, net for the six months ended March 31, 2024 was partially offset by an increase in foreign currency losses of $4.7 million compared to the same period in the prior year.
Provision for Income Taxes. The effective tax rate was 18.4% and 19.6% for the three and six months ended March 31, 2024, respectively, compared to 25.1% and 24.8% for the three and six months ended March 31, 2023, respectively. The decrease in the effective tax rate for the three and six months ended March 31, 2024, as compared to the three and six months ended March 31, 2023, is primarily due to the tax impact of stock-based compensation.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at March 31, 2024 and September 30, 2023 were $319.2 million and $290.7 million, respectively. The net deferred tax assets include valuation allowances of $42.1 million and $43.9 million as of March 31, 2024 and September 30, 2023, respectively, which are primarily related to certain state and foreign net operating loss and tax credit carryforwards.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $909.8 million as of March 31, 2024, compared to $808.4 million as of September 30, 2023, representing an increase of $101.4 million. The increase was primarily due to cash provided by operating activities of $387.0 million for the six months ended March 31, 2024, partially offset by cash used for the repurchase of common stock during the six months ended March 31, 2024 of $250.0 million.

Cash provided by operating activities for the first six months of fiscal year 2024 resulted from net income of $257.4 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation, impairment and amortization charges. Cash provided by operating activities for the first six months of fiscal year 2024 increased from the comparable period in the prior year primarily due to an increase in cash received from customers.
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
Cash used in investing activities was $47.0 million for the six months ended March 31, 2024, compared to cash provided by investing activities of $52.4 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions and capital expenditures. The amount of cash used in investing activities for the six months ended March 31, 2024 was primarily the result of $32.9 million in cash paid for acquisitions and $18.5 million in capital expenditures related to maintaining our operations worldwide.
Cash used in financing activities was $236.1 million for the six months ended March 31, 2024, compared to cash used in financing activities of $377.4 million for the same period in the prior year. Our financing activities for the six months ended March 31, 2024 primarily consisted of $250.0 million of cash used to repurchase shares of common stock. In addition, $8.7 million in cash was used for taxes related to net share settlement of equity awards. Cash used in financing activities was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $22.6 million.
On January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of March 31, 2024, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
Obligations and Commitments
As of March 31, 2024, our principal commitments consisted of obligations outstanding under operating leases and purchase obligations with one of our component suppliers.
We lease our facilities under operating leases that expire at various dates through 2033. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
In October 2022, we entered into an unconditional purchase commitment with one of our suppliers for the delivery of systems components. Under the terms of the agreement, we are obligated to purchase $10 million of component inventory annually, with a total committed amount of $40 million over a four-year term. As of March 31, 2024, we had no remaining purchase commitments under the second year of the agreement. Our total non-cancelable long-term purchase commitments outstanding as of March 31, 2024 was $20.0 million.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of March 31, 2024. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
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
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the six month period ended March 31, 2024, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2023.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
On July 25, 2022, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This authorization is incremental to the existing $5.4 billion program, initially approved in October 2010 and expanded in subsequent fiscal years. Acquisitions for the share repurchase programs will be made from time to time in private transactions, accelerated share repurchase programs, or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of March 31, 2024, the Company had $672.4 million remaining authorized to purchase shares under its share repurchase program.
Shares repurchased and retired for the three months ended March 31, 2024 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan[2]
January 1, 2024 — January 31, 2024	—	—	—	$772,421
February 1, 2024 — February 29, 2024	553,136	$184.10	543,263	$672,421
March 1, 2024 — March 31, 2024	—	—	—	$672,421
(1)Includes 9,873 shares withheld from restricted stock units that vested in the second quarter of fiscal 2024 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of such awards do not deplete the dollar amount available for purchases under the repurchase program.

Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2024, certain of our officers and directors adopted or terminated Rule 10b5-1 trading arrangements as follows:
On March 6, 2024, Scot Rogers, EVP, General Counsel, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that is designed to be in effect until March 6, 2025 with respect to the sale of 9,270 Company shares.

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

*     Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of May, 2024.

F5, INC.

By:	/s/ FRANCIS J. PELZER
Francis J. Pelzer
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)