Form 10-Q
period 2024-06-30
F5, INC.
filed 2024-08-06
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of July 30, 2024 was 58,284,449.

F5, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2024

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
F5, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2024	September 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$934,809	$797,163
Short-term investments	812	6,160
Accounts receivable, net of allowances of $3,685 and $3,561	419,986	454,832
Inventories	78,537	35,874
Other current assets	552,023	554,744
Total current assets	1,986,167	1,848,773
Property and equipment, net	154,238	170,422
Operating lease right-of-use assets	185,253	195,471
Long-term investments	7,298	5,068
Deferred tax assets	343,611	295,308
Goodwill	2,312,362	2,288,678
Other assets, net	425,521	444,613
Total assets	$5,414,450	$5,248,333
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$53,618	$63,315
Accrued liabilities	259,874	282,890
Deferred revenue	1,142,090	1,126,576
Total current liabilities	1,455,582	1,472,781
Deferred tax liabilities	6,146	4,637
Deferred revenue, long-term	630,494	648,545
Operating lease liabilities, long-term	222,486	239,565
Other long-term liabilities	88,997	82,573
Total long-term liabilities	948,123	975,320
Commitments and contingencies (Note 8)
Shareholders' equity
Preferred stock, no par value; 10,000 shares authorized, no shares outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 58,284 and 59,207 shares issued and outstanding	17,898	24,399
Accumulated other comprehensive loss	(22,257)	(23,221)
Retained earnings	3,015,104	2,799,054
Total shareholders' equity	3,010,745	2,800,232
Total liabilities and shareholders' equity	$5,414,450	$5,248,333
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Net revenues
Products	$308,489	$328,175	$914,510	$1,009,314
Services	387,006	374,467	1,154,936	1,096,881
Total	695,495	702,642	2,069,446	2,106,195
Cost of net revenues
Products	80,813	87,940	248,834	286,590
Services	55,612	53,743	165,093	165,754
Total	136,425	141,683	413,927	452,344
Gross profit	559,070	560,959	1,655,519	1,653,851
Operating expenses
Sales and marketing	205,550	207,202	615,277	673,383
Research and development	124,387	128,765	366,169	412,451
General and administrative	65,950	64,775	197,852	201,802
Restructuring charges	93	56,648	8,655	65,388
Total	395,980	457,390	1,187,953	1,353,024
Income from operations	163,090	103,569	467,566	300,827
Other income, net	8,529	2,896	24,385	10,335
Income before income taxes	171,619	106,465	491,951	311,162
Provision for income taxes	27,540	17,489	90,469	68,348
Net income	$144,079	$88,976	$401,482	$242,814
Net income per share — basic	$2.46	$1.48	$6.82	$4.04
Weighted average shares — basic	58,584	59,977	58,832	60,133
Net income per share — diluted	$2.44	$1.48	$6.75	$4.02
Weighted average shares — diluted	59,147	60,314	59,461	60,463
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Net income	$144,079	$88,976	$401,482	$242,814
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,232)	884	886	2,868
Available-for-sale securities:
Unrealized gains on securities, net of taxes of $1 and $30 for the three months ended June 30, 2024 and 2023, respectively, and $17 and $262 for the nine months ended June 30, 2024 and 2023, respectively	9	157	78	1,984
Reclassification adjustment for realized losses included in net income, net of taxes of $0 and $0 for the three months ended June 30, 2024 and 2023, respectively, and $0 and $78 for the nine months ended June 30, 2024 and 2023, respectively	—	—	—	(612)
Net change in unrealized gains and losses on available-for-sale securities, net of tax	9	157	78	1,372
Total other comprehensive (loss) income	(1,223)	1,041	964	4,240
Comprehensive income	$142,856	$90,017	$402,446	$247,054
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	Three months ended June 30, 2023
Balances, March 31, 2023	60,465	$190,592	$(22,977)	$2,557,944	$2,725,559
Exercise of employee stock options	13	313	—	—	313
Issuance of stock under employee stock purchase plan	321	36,723	—	—	36,723
Issuance of restricted stock	320	—	—	—	—
Repurchase of common stock	(1,812)	(250,036)	—	—	(250,036)
Taxes paid related to net share settlement of equity awards	(11)	(1,545)	—	—	(1,545)
Stock-based compensation	—	56,472	—	—	56,472
Net income	—	—	—	88,976	88,976
Other comprehensive income	—	—	1,041	—	1,041
Balances, June 30, 2023	59,296	$32,519	$(21,936)	$2,646,920	$2,657,503

	Three months ended June 30, 2024
Balances, March 31, 2024	58,609	$19,029	$(21,034)	$2,935,271	$2,933,266
Exercise of employee stock options	7	175	—	—	175
Issuance of stock under employee stock purchase plan	249	32,135	—	—	32,135
Issuance of restricted stock	299	—	—	—	—
Repurchase of common stock, including excise taxes	(873)	(86,362)	—	(64,246)	(150,608)
Taxes paid related to net share settlement of equity awards	(7)	(1,285)	—	—	(1,285)
Stock-based compensation	—	54,206	—	—	54,206
Net income	—	—	—	144,079	144,079
Other comprehensive loss	—	—	(1,223)	—	(1,223)
Balances, June 30, 2024	58,284	$17,898	$(22,257)	$3,015,104	$3,010,745

	Nine months ended June 30, 2023
Balances, September 30, 2022	59,860	$91,048	$(26,176)	$2,404,106	$2,468,978
Exercise of employee stock options	39	1,029	—	—	1,029
Issuance of stock under employee stock purchase plan	500	58,468	—	—	58,468
Issuance of restricted stock	1,051	—	—	—	—
Repurchase of common stock	(2,075)	(290,041)	—	—	(290,041)
Taxes paid related to net share settlement of equity awards	(79)	(11,369)	—	—	(11,369)
Stock-based compensation	—	183,384	—	—	183,384
Net income	—	—	—	242,814	242,814
Other comprehensive income	—	—	4,240	—	4,240
Balances, June 30, 2023	59,296	$32,519	$(21,936)	$2,646,920	$2,657,503

	Nine months ended June 30, 2024
Balances, September 30, 2023	59,207	$24,399	$(23,221)	$2,799,054	$2,800,232
Exercise of employee stock options	40	1,264	—	—	1,264
Issuance of stock under employee stock purchase plan	437	53,604	—	—	53,604
Issuance of restricted stock	1,000	—	—	—	—
Repurchase of common stock, including excise taxes	(2,338)	(216,766)	—	(185,432)	(402,198)
Taxes paid related to net share settlement of equity awards	(62)	(9,952)	—	—	(9,952)
Stock-based compensation	—	165,349	—	—	165,349
Net income	—	—	—	401,482	401,482
Other comprehensive income	—	—	964	—	964
Balances, June 30, 2024	58,284	$17,898	$(22,257)	$3,015,104	$3,010,745
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended June 30,
	2024	2023
Operating activities
Net income	$401,482	$242,814
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	165,349	183,384
Depreciation and amortization	84,062	83,173
Non-cash operating lease costs	24,776	29,977
Deferred income taxes	(47,237)	(85,091)
Impairment of assets	—	3,455
Other	(3,059)	2,137
Changes in operating assets and liabilities (excluding effects of the acquisition of businesses):
Accounts receivable	34,700	31,507
Inventories	(42,663)	22,263
Other current assets	3,246	(47,488)
Other assets	(17,513)	13,231
Accounts payable and accrued liabilities	(22,353)	(79,608)
Deferred revenue	(2,537)	98,054
Lease liabilities	(32,339)	(34,200)
Net cash provided by operating activities	545,914	463,608
Investing activities
Purchases of investments	(1,600)	(1,789)
Maturities of investments	5,420	103,513
Sales of investments	—	16,085
Acquisition of businesses, net of cash acquired	(32,939)	(35,049)
Purchases of property and equipment	(24,352)	(38,802)
Net cash (used in) provided by investing activities	(53,471)	43,958
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	54,868	59,497
Payments for repurchase of common stock	(400,047)	(290,041)
Payments on term debt agreement	—	(350,000)
Taxes paid related to net share settlement of equity awards	(9,952)	(11,369)
Net cash used in financing activities	(355,131)	(591,913)
Net increase (decrease) in cash, cash equivalents and restricted cash	137,312	(84,347)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	376	3,729
Cash, cash equivalents and restricted cash, beginning of period	800,835	762,207
Cash, cash equivalents and restricted cash, end of period	$938,523	$681,589
Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$38,193	$40,619
Cash paid for interest on long-term debt	—	2,970
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$11,772	$10,544
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Summary of Significant Accounting Policies
Description of Business
F5, Inc. (the "Company") is a leading provider of multicloud application security and delivery solutions which enable its customers to develop, deploy, operate, secure, and govern applications in any architecture, from on-premises to the public cloud. The Company's cloud, software, and hardware solutions enable its customers to deliver digital experiences to their customers faster, reliably, and at scale. The Company's enterprise-grade application services are available as cloud-based, software-as-a-service, and software-only solutions optimized for multi-cloud environments, with modules that can run independently, or as part of an integrated solution on its high-performance appliances. In connection with its solutions, the Company offers a broad range of professional services, including consulting, training, maintenance, and other technical support services.
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
There have been no changes to the Company's significant accounting policies as of and for the three and nine months ended June 30, 2024.
New Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-19"). This ASU requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024. Early adoption is permitted. This ASU will impact our income tax disclosures, but not our consolidated financial statements.
2. Revenue from Contracts with Customers
Capitalized Contract Acquisition Costs
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the nine months ended June 30, 2024 and 2023 (in thousands):

	Nine months ended June 30,
	2024	2023
Balance, beginning of period	$66,468	$77,220
Additional capitalized contract acquisition costs	21,553	19,384
Amortization of capitalized contract acquisition costs	(26,705)	(28,514)
Balance, end of period	$61,316	$68,090
Amortization of capitalized contract acquisition costs was $8.7 million and $9.4 million for the three months ended June 30, 2024 and 2023, respectively, and $26.7 million and $28.5 million for the nine months ended June 30, 2024 and 2023, respectively, and is recorded in Sales and Marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.

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
The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the nine months ended June 30, 2024 and 2023 (in thousands):

	Nine months ended June 30,
	2024	2023
Balance, beginning of period	$1,775,121	$1,691,580
Amounts added but not recognized as revenues	966,031	1,012,441
Deferred revenue acquired through acquisition of businesses	—	1,800
Revenues recognized related to the opening balance of deferred revenue	(968,568)	(914,387)
Balance, end of period	$1,772,584	$1,791,434
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. The composition of unsatisfied performance obligations consists mainly of deferred service revenue, and to a lesser extent, deferred product revenue, for which the Company has an obligation to perform, and has not yet recognized as revenue in the consolidated financial statements. As of June 30, 2024, the total non-cancelable remaining performance obligations under the Company's contracts with customers was $1.8 billion and the Company expects to recognize revenues on approximately 64.4% of these remaining performance obligations over the next 12 months, 22.2% in year two, and the remaining balance thereafter.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements at June 30, 2024 and September 30, 2023, were as follows (in thousands):

			Gross Unrealized			Classification on Balance Sheet
As of June 30, 2024	Fair Value Level	Cost or Amortized Cost	Gains	Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Changes in fair value recorded in other comprehensive income (loss)
Money Market Funds	Level 1	$396,777	$—	$—	$396,777	$396,777	$—	$—
Corporate bonds and notes	Level 2	817	—	(5)	812	—	812	—
Total debt investments		$397,594	$—	$(5)	$397,589	$396,777	$812	$—
Changes in fair value recorded in other income (expense), net
Equity investments	*				$7,298	$—	$—	$7,298
Total equity investments					7,298	—	—	7,298
Total investments					$404,887	$396,777	$812	$7,298
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
Changes in fair value recorded in other income (expense), net
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

Interest income from cash, cash equivalents, and investments was $8.9 million and $5.4 million for the three months ended June 30, 2024 and 2023, respectively, and $25.0 million and $11.5 million for the nine months ended June 30, 2024 and 2023, respectively. Interest income is included in other income (expense), net on the Company's consolidated income statements. Unrealized losses on investments held for a period greater than 12 months at June 30, 2024 and September 30, 2023 were not material.
The Company invests in debt securities that are rated investment grade. The Company reviews the individual debt securities in its portfolio to determine whether a credit loss exists by comparing the extent to which the fair value is less than the amortized cost and considering any changes to ratings of a debt security by a ratings agency. The Company determined that as of June 30, 2024, there were no credit losses on any investments within its portfolio.
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
During the three months ended June 30, 2023, the Company recorded an impairment of $3.5 million against the operating lease right-of-use asset related to its third quarter of fiscal 2023 restructuring plan. See Note 13, Restructuring Charges. The charge was reflected in the Restructuring Charges line item on the Company's consolidated income statements.
The Company did not recognize any other impairment charges related to non-financial long-lived assets for the three and nine months ended June 30, 2024 and 2023.
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
5. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows for the periods presented (in thousands):

	June 30, 2024	September 30, 2023
Cash and cash equivalents	$934,809	$797,163
Restricted cash included in other assets, net	3,714	3,672
Total cash, cash equivalents and restricted cash	$938,523	$800,835

Inventories
Inventories consist of the following (in thousands):

	June 30, 2024	September 30, 2023
Finished goods	$27,657	$11,699
Raw materials	50,880	24,175
	$78,537	$35,874
Other Current Assets
Other current assets consist of the following (in thousands):

	June 30, 2024	September 30, 2023
Unbilled receivables	$372,393	$374,113
Prepaid expenses	97,913	84,506
Capitalized contract acquisition costs	30,290	31,206
Other[1]	51,427	64,919
	$552,023	$554,744
(1)    As of June 30, 2024 and September 30, 2023, includes a deposit of $1.7 million and $36.2 million, respectively, used to support the working capital needs of the Company’s primary contract manufacturer's procurement of components used in the manufacturing of system hardware. As of June 30, 2024 and September 30, 2023, includes income tax receivables of $21.4 million and $5.2 million, respectively.
Other Assets, Net
Other assets, net consist of the following (in thousands):

	June 30, 2024	September 30, 2023
Intangible assets	$122,140	$150,969
Unbilled receivables	213,394	202,838
Capitalized contract acquisition costs	31,026	35,263
Other	58,961	55,543
	$425,521	$444,613
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2024	September 30, 2023
Payroll and benefits	$143,141	$152,898
Operating lease liabilities, current	38,122	41,421
Income and other tax accruals	34,196	34,504
Other	44,415	54,067
	$259,874	$282,890
Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	June 30, 2024	September 30, 2023
Income taxes payable	$80,027	$73,751
Other	8,970	8,822
	$88,997	$82,573

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
On December 15, 2022, the Company voluntarily prepaid, in full, all borrowings under the Term Loan Facility, including the outstanding principal balance of $350.0 million, and all accrued, but unpaid interest outstanding of $3.0 million. All remaining debt issuance costs were amortized to interest expense in connection with the prepayment. As a result of the payoff of its Term Loan Facility, the Company was released of any and all obligations, maintenance of covenants, and indebtedness under the Term Credit Agreement. The weighted average interest rate on the principal amount under the Term Loan Facility outstanding balance was 4.072% for the period of October 1, 2022 to December 15, 2022.
Revolving Credit Agreement
On January 31, 2020, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). The Company has the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. Historically, borrowings under the Revolving Credit Facility bore interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. On May 26, 2023, the Company amended the Revolving Credit Agreement as a result of the cessation of the LIBOR borrowing reference rate. The amendment modified and directly replaced the LIBOR borrowing reference rate within the Revolving Credit Agreement to the Secured Overnight Financing Rate (SOFR). After the amendment, borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, (a) SOFR plus 0.10%, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. The Revolving Credit Agreement also requires payment of a commitment fee calculated at a rate per annum of 0.125% to 0.300% depending on the Company's leverage ratio on the undrawn portion of the Revolving Credit Facility. Commitment fees incurred during the three and nine months ended June 30, 2024 were not material.
The Revolving Credit Facility matures on January 31, 2025, at which time any remaining outstanding principal of borrowings under the Revolving Credit Facility is due. The Company has the option to request up to two extensions of the maturity date in each case for an additional period of one year. Among certain affirmative and negative covenants provided in the Revolving Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. As of June 30, 2024, the Company was in compliance with all covenants. As of June 30, 2024, there were no outstanding borrowings under the Revolving Credit Facility, and the Company had available borrowing capacity of $350.0 million.
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

The components of the Company's operating lease expenses for the three and nine months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Operating lease expense	$10,101	$11,801	$30,594	$36,498
Short-term lease expense	699	872	2,065	2,271
Variable lease expense	5,557	5,895	17,532	16,881
Total lease expense	$16,357	$18,568	$50,191	$55,650
Variable lease expense primarily consists of common area maintenance, real estate taxes and parking expenses.
Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

	June 30, 2024	September 30, 2023
Operating lease right-of-use assets, net	$185,253	$195,471

Operating lease liabilities, current[1]	38,122	41,421
Operating lease liabilities, long-term	222,486	239,565
Total operating lease liabilities	$260,608	$280,986

Weighted average remaining lease term (in years)	8.1	8.6
Weighted average discount rate	2.93%	2.77%
(1)Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheets.
As of June 30, 2024, the future operating lease payments for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2024 (remainder)	$11,934
2025	42,961
2026	36,960
2027	33,658
2028	29,488
2029	26,750
Thereafter	112,351
Total lease payments	294,102
Less: imputed interest	(33,494)
Total lease liabilities	$260,608
Operating lease liabilities above do not include sublease income. As of June 30, 2024, the Company expects to receive sublease income of approximately $7.5 million, which consists of $1.4 million to be received for the remainder of fiscal 2024 and $6.1 million to be received over the two fiscal years thereafter.
As of June 30, 2024, the Company had no significant operating leases that were executed but not yet commenced.

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
The Company offers warranties of one year for its systems product offerings. Additional warranty coverage can be purchased by customers through service maintenance agreements in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of June 30, 2024 and September 30, 2023 were not material.
Commitments
In October 2022, the Company entered into an unconditional purchase commitment with one of its suppliers for the delivery of systems components. Under the terms of the agreement, the Company is obligated to purchase $10.0 million of component inventory annually, with a total committed amount of $40.0 million over a four-year term. As of June 30, 2024, the Company had no remaining purchase commitments under the second year of the agreement. The Company's total non-cancelable long-term purchase commitments outstanding as of June 30, 2024 was $20.0 million.
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
The effective tax rate was 16.0% and 18.4% for the three and nine months ended June 30, 2024, respectively, compared to 16.4% and 22.0% for the three and nine months ended June 30, 2023, respectively. The decrease in the effective tax rate for the three and nine months ended June 30, 2024 as compared to the three and nine months ended June 30, 2023 is primarily due to the tax impact of stock-based compensation.
At June 30, 2024, the Company had $81.4 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2018. Major jurisdictions where there are wholly-owned subsidiaries of F5, Inc. which require income tax filings include the United Kingdom, Singapore, Israel, and India. The earliest periods open for review by local taxing authorities are fiscal years 2022 for the United Kingdom, 2019 for Singapore, 2018 for Israel, and 2018 for India. The Company is under audit by the Internal Revenue Service for fiscal year 2019, by various states for fiscal years 2018 through 2022, and by various foreign jurisdictions including India for fiscal years 2018 to 2023, Israel for fiscal years 2018 to 2022, Saudi Arabia for fiscal years 2015 to 2020, and Singapore for fiscal years 2019 to 2021.
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
The following table summarizes the Company's repurchases and retirements of its common stock under its Stock Repurchase Program (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Shares repurchased	873	1,812	2,338	2,075
Average price per share	$171.98	$137.99	$171.11	$139.75
Amount repurchased	$150,018	$250,036	$400,047	$290,041
As of June 30, 2024, the Company had $522.4 million remaining authorized to purchase shares under its share repurchase program.

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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Numerator
Net income	$144,079	$88,976	$401,482	$242,814
Denominator
Weighted average shares outstanding — basic	58,584	59,977	58,832	60,133
Dilutive effect of common shares from stock options and restricted stock units	563	337	629	330
Weighted average shares outstanding — diluted	59,147	60,314	59,461	60,463
Basic net income per share	$2.46	$1.48	$6.82	$4.04
Diluted net income per share	$2.44	$1.48	$6.75	$4.02
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were not material for the three and nine months ended June 30, 2024 and 2023.
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
The following presents revenues by geographic region (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Americas:
United States	$361,820	$374,023	$1,075,742	$1,109,676
Other	21,026	24,257	69,059	73,864
Total Americas	382,846	398,280	1,144,801	1,183,540
EMEA	190,661	181,147	562,410	555,701
APAC	121,988	123,215	362,235	366,954
	$695,495	$702,642	$2,069,446	$2,106,195

The Company continues to offer its products through a range of consumption models, from physical systems to software solutions and managed services. The following presents net product revenues by systems and software (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Net product revenues
Systems revenue	$129,845	$154,659	$406,873	$536,379
Software revenue	178,644	173,516	507,637	472,935
Total net product revenue	$308,489	$328,175	$914,510	$1,009,314
The following distributors of the Company's products accounted for more than 10% of total net revenue:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Ingram Micro, Inc.	15.7%	14.3%	16.5%	16.1%
Synnex Corporation	15.9%	15.8%	16.0%	14.7%
Carahsoft Technology Corporation	10.5%	10.7%	—	—
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	June 30, 2024	September 30, 2023
Americas:
United States	$114,885	$125,736
Other	1,758	2,592
Total Americas	116,643	128,328
EMEA	22,734	24,336
APAC	14,861	17,758
	$154,238	$170,422
13. Restructuring Charges
In the first quarter of fiscal 2024, the Company initiated a restructuring plan to match strategic and financial objectives and optimize resources for long-term growth, including a reduction in force program. The Company recorded a restructuring charge of $9.8 million and did not record any significant subsequent charges related to the first quarter of fiscal 2024 restructuring plan.
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

During the nine months ended June 30, 2024 and 2023, the following activity was recorded (in thousands):

	Nine months ended June 30,
	2024	2023
Employee Severance, Benefits and Related Costs
Accrued expenses, beginning of period	$3,496	$—
Restructuring charges[1]	8,655	61,933
Cash payments	(11,615)	(53,560)
Accrued expenses, end of period	$536	$8,373
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
Overview
F5 is a leading provider of multicloud application security and delivery solutions which enable our customers to develop, deploy, operate, secure, and govern applications in any architecture, from on-premises to the public cloud. Our enterprise-grade application services are available as cloud-based, software-as-a-service, and software-only solutions optimized for multicloud environments, with modules that can run independently, or as part of an integrated solution on our high-performance appliances. We market and sell our products primarily through multiple indirect sales channels in the Americas; Europe, the Middle East, and Africa (EMEA); and the Asia Pacific region (APAC). Enterprise customers (Fortune 1000 or Business Week Global 1000 companies) in the technology, telecommunications, financial services, transportation, education, manufacturing and health care industries, along with government customers, continue to make up the largest percentage of our customer base.
Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:
•Revenues. Our revenue is derived from the sales of both global services and products. Our global services revenue includes annual maintenance contracts, training and consulting services. The majority of our product revenues are derived from sales of our application security and delivery solutions including our BIG-IP software and systems, F5 NGINX software, and our F5 Distributed Cloud Services offerings. Our BIG-IP software solutions are sold both on a perpetual license and a subscription basis. We sell F5 NGINX on a subscription basis. F5 Distributed Cloud Services provides security, multicloud networking, and edge-based computing solutions, encompassing software solutions from what were previously branded as our Shape, Volterra, and Silverline product offerings. F5 Distributed Cloud Services are offered on a subscription basis, under a unified software-as-a-service ("SaaS") platform.
We monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products, feature enhancements and consumption models are indicators of future trends. We also consider overall revenue concentration by geographic region as an additional indicator of current and future trends. In fiscal 2023 and as we entered fiscal 2024, continued customer budget constraints brought on by uncertainties in the macroeconomic environment led to delays in customer purchase decisions. The impact of these buying patterns led to softer demand for both our software and systems products and services. Over the course of fiscal 2024, we have seen customer demand stabilizing. During our third quarter of fiscal 2024, we saw early signs of improving demand, however, we will continue to closely monitor the macroeconomic environment and its impacts on our business.

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
•Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The increase in cash and investments for the first nine months of fiscal year 2024 was primarily due to cash provided by operating activities of $545.9 million, partially offset by $400.0 million of cash used for the repurchase of outstanding common stock under our stock repurchase program. Going forward, we believe the primary driver of cash flows will be net income from operations. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. Additionally, on January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of June 30, 2024, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
•Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Total deferred revenues remained relatively flat for the first three quarters of fiscal 2024. Our days sales outstanding for the third quarter of fiscal year 2024 was 54. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
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

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023

	(in thousands, except percentages)
Net revenues
Products	$308,489	$328,175	$914,510	$1,009,314
Services	387,006	374,467	1,154,936	1,096,881
Total	$695,495	$702,642	$2,069,446	$2,106,195
Percentage of net revenues
Products	44.4%	46.7%	44.2%	47.9%
Services	55.6	53.3	55.8	52.1
Total	100.0%	100.0%	100.0%	100.0%
Net Revenues. Total net revenues decreased 1.0% and 1.7% for the three and nine months ended June 30, 2024, respectively, from the comparable periods in the prior year. The decrease in total net revenues for the three and nine months ended June 30, 2024 was primarily due to a decrease in product revenues associated with systems, partially offset by an increase in service revenues. The increase in service revenues was primarily due to an increase in the renewal of maintenance contracts on existing perpetual assets held by customers, along with continued realization of price increases from prior periods. International revenues represented 48.0% and 48.0% of total net revenues for the three and nine months ended June 30, 2024, respectively, compared to 46.8% and 47.3% for the same periods in the prior year, respectively.
Net Product Revenues. Net product revenues decreased 6.0% and 9.4% for the three and nine months ended June 30, 2024, respectively, from the comparable periods in the prior year. The decrease in net product revenues was primarily due to a decrease in systems sales, partially offset by an increase in software revenue primarily from packaged software sales.
The following presents net product revenues by systems and software:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023

	(in thousands, except percentages)
Net product revenues
Systems revenue	$129,845	$154,659	$406,873	$536,379
Software revenue	178,644	173,516	507,637	472,935
Total net product revenue	$308,489	$328,175	$914,510	$1,009,314
Percentage of net product revenues
Systems revenue	42.1%	47.1%	44.5%	53.1%
Software revenue	57.9	52.9	55.5	46.9
Total net product revenue	100.0%	100.0%	100.0%	100.0%
Software Revenues. As a component of net product revenues, software revenues increased 3.0% and 7.3% for the three and nine months ended June 30, 2024, respectively, from the comparable periods in the prior year.
Net Service Revenues. Net service revenues increased 3.3% and 5.3% for the three and nine months ended June 30, 2024, respectively, from the comparable periods in the prior year. The increase in net service revenues for the three and nine months ended June 30, 2024 was the result of the renewal of maintenance agreements associated with perpetual offerings as customers continue to utilize their assets for longer periods of time, as well as the realization of price increases from prior periods.

The following distributors of our products accounted for more than 10% of total net revenue:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Ingram Micro, Inc.	15.7%	14.3%	16.5%	16.1%
Synnex Corporation	15.9%	15.8%	16.0%	14.7%
Carahsoft Technology Corporation	10.5%	10.7%	—	—
The following distributors of our products accounted for more than 10% of total receivables:

	June 30, 2024	September 30, 2023
Ingram Micro, Inc.	10.5%	—
Synnex Corporation	12.3%	16.0%
Carahsoft Technology Corporation	11.1%	10.1%
No other distributors accounted for more than 10% of total net revenue or receivables.

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023

	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$80,813	$87,940	$248,834	$286,590
Services	55,612	53,743	165,093	165,754
Total	136,425	141,683	413,927	452,344
Gross profit	$559,070	$560,959	$1,655,519	$1,653,851
Percentage of net revenues and gross margin (as a percentage of related net revenue)
Products	26.2%	26.8%	27.2%	28.4%
Services	14.4	14.4	14.3	15.1
Total	19.6	20.2	20.0	21.5
Gross margin	80.4%	79.8%	80.0%	78.5%
Cost of Net Product Revenues. Cost of net product revenues consists of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, software-as-a-service infrastructure costs and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues decreased $7.1 million, or 8.1% for the three months ended June 30, 2024 and decreased $37.8 million, or 13.2% for the nine months ended June 30, 2024 from the comparable periods in the prior year primarily due to a decrease in systems revenue.
Cost of Net Service Revenues. Cost of net service revenues consists of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and nine months ended June 30, 2024, cost of net service revenues as a percentage of net service revenues was 14.4% and 14.3%, respectively, compared to 14.4% and 15.1% for the comparable periods in the prior year, respectively. Professional services headcount at the end of June 2024 increased to 1,088 from 1,045 at the end of June 2023.

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023

	(in thousands, except percentages)
Operating expenses
Sales and marketing	$205,550	$207,202	$615,277	$673,383
Research and development	124,387	128,765	366,169	412,451
General and administrative	65,950	64,775	197,852	201,802
Restructuring charges	93	56,648	8,655	65,388
Total	$395,980	$457,390	$1,187,953	$1,353,024
Operating expenses (as a percentage of net revenue)
Sales and marketing	29.5%	29.5%	29.7%	32.0%
Research and development	17.9	18.3	17.7	19.6
General and administrative	9.5	9.2	9.6	9.5
Restructuring charges	—	8.1	0.4	3.1
Total	56.9%	65.1%	57.4%	64.2%
Sales and Marketing. Sales and marketing expenses consist of salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities and depreciation expenses. Sales and marketing expenses decreased $1.7 million, or 0.8% for the three months ended June 30, 2024 and decreased $58.1 million, or 8.6% for the nine months ended June 30, 2024 from the comparable periods in the prior year. The decrease in sales and marketing expense for the three and nine months ended June 30, 2024 was primarily due to a decrease of $2.3 million and $37.2 million, respectively, in personnel costs from the comparable periods in the prior year. In addition, commissions for the nine months ended June 30, 2024 decreased $9.9 million from the comparable period in the prior year. Sales and marketing headcount at the end of June 2024 decreased to 2,166 from 2,194 at the end of June 2023. Sales and marketing expenses included stock-based compensation expense of $20.8 million and $63.8 million for the three and nine months ended June 30, 2024, respectively, compared to $22.6 million and $75.2 million for the same periods in the prior year, respectively.
Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses decreased $4.4 million, or 3.4% for the three months ended June 30, 2024 and decreased $46.3 million, or 11.2% for the nine months ended June 30, 2024 from the comparable periods in the prior year. The decrease in research and development expense for the three and nine months ended June 30, 2024 was primarily due to a decrease of $4.3 million and $35.2 million, respectively, in personnel costs from the comparable periods in the prior year. Research and development headcount at the end of June 2024 decreased to 1,995 from 2,052 at the end of June 2023. Research and development expenses included stock-based compensation expense of $14.8 million and $46.3 million for the three and nine months ended June 30, 2024, respectively, compared to $16.3 million and $53.5 million for the same periods in the prior year, respectively.
General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resources and legal personnel, third-party professional service fees, facilities and depreciation expenses. General and administrative expenses increased $1.2 million, or 1.8% for the three months ended June 30, 2024 and decreased $4.0 million, or 2.0% for the nine months ended June 30, 2024 from the comparable periods in the prior year. The increase in general and administrative expenses for the three months ended June 30, 2024 was primarily due to an increase of $1.7 million in personnel costs from the comparable period in the prior year. The decrease in general and administrative expenses for the nine months ended June 30, 2024 was primarily due to a decrease of $6.0 million in fees paid for professional services. General and administrative headcount at the end of June 2024 increased to 874 from 858 at the end of June 2023. General and administrative expenses included stock-based compensation expense of $11.5 million and $32.9 million for the three and nine months ended June 30, 2024, respectively, compared to $10.3 million and $32.2 million for the same periods in the prior year, respectively.
Restructuring Charges. In the first fiscal quarter of 2024, and the first and third fiscal quarters of 2023, we completed restructuring plans to better align strategic and financial objectives, optimize operations, and drive efficiencies for long-term growth and profitability. As a result of the first fiscal quarter of 2024 restructuring initiative, we recorded a charge of $8.7 million, net of adjustments, related to a reduction in workforce that is reflected in our results for the nine months ended June 30, 2024. As a result of the first and third fiscal quarters of 2023 restructuring initiatives, we recorded charges of $8.7 million and

$56.7 million, respectively, related to a reduction in workforce and exit of leased space that is reflected in our results for the nine months ended June 30, 2023.

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023

	(in thousands, except percentages)
Other income and income taxes
Income from operations	$163,090	$103,569	$467,566	$300,827
Other income, net	8,529	2,896	24,385	10,335
Income before income taxes	171,619	106,465	491,951	311,162
Provision for income taxes	27,540	17,489	90,469	68,348
Net income	$144,079	$88,976	$401,482	$242,814
Other income and income taxes (as percentage of net revenue)
Income from operations	23.4%	14.8%	22.6%	14.3%
Other income, net	1.3	0.4	1.2	0.5
Income before income taxes	24.7	15.2	23.8	14.8
Provision for income taxes	4.0	2.5	4.4	3.3
Net income	20.7%	12.7%	19.4%	11.5%
Other Income, Net. Other income, net consists primarily of interest income and expense and foreign currency transaction gains and losses. The increase in other income, net for the three months ended June 30, 2024 was primarily due to an increase in interest income of $3.5 million from our investments, as well as a decrease in foreign currency losses of $1.7 million compared to the same period in the prior year. The increase in other income, net for the nine months ended June 30, 2024 was primarily due to an increase in interest income of $13.5 million from our investments and a decrease in interest expense of $3.0 million compared to the same period in the prior year. The increase in other income, net for the nine months ended June 30, 2024 was partially offset by an increase in foreign currency losses of $3.1 million compared to the same period in the prior year.
Provision for Income Taxes. The effective tax rate was 16.0% and 18.4% for the three and nine months ended June 30, 2024, respectively, compared to 16.4% and 22.0% for the three and nine months ended June 30, 2023, respectively. The decrease in the effective tax rate for the three and nine months ended June 30, 2024, as compared to the three and nine months ended June 30, 2023, is primarily due to the tax impact of stock-based compensation.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at June 30, 2024 and September 30, 2023 were $337.5 million and $290.7 million, respectively. The net deferred tax assets include valuation allowances of $42.0 million and $43.9 million as of June 30, 2024 and September 30, 2023, respectively, which are primarily related to certain state and foreign net operating loss and tax credit carryforwards.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $942.9 million as of June 30, 2024, compared to $808.4 million as of September 30, 2023, representing an increase of $134.5 million. The increase was primarily due to cash provided by operating activities of $545.9 million for the nine months ended June 30, 2024, partially offset by cash used for the repurchase of common stock during the nine months ended June 30, 2024 of $400.0 million.

Cash provided by operating activities for the first nine months of fiscal year 2024 resulted from net income of $401.5 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation, impairment and amortization charges. Cash provided by operating activities for the first nine months of fiscal year 2024 increased from the comparable period in the prior year primarily due to an increase in cash received from customers.
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
Cash used in investing activities was $53.5 million for the nine months ended June 30, 2024, compared to cash provided by investing activities of $44.0 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions and capital expenditures. The amount of cash used in investing activities for the nine months ended June 30, 2024 was primarily the result of $32.9 million in cash paid for acquisitions and $24.4 million in capital expenditures related to maintaining our operations worldwide.
Cash used in financing activities was $355.1 million for the nine months ended June 30, 2024, compared to cash used in financing activities of $591.9 million for the same period in the prior year. Our financing activities for the nine months ended June 30, 2024 primarily consisted of $400.0 million of cash used to repurchase shares of common stock. In addition, $10.0 million in cash was used for taxes related to net share settlement of equity awards. Cash used in financing activities was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $54.9 million.
On January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of June 30, 2024, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
Obligations and Commitments
As of June 30, 2024, our principal commitments consisted of obligations outstanding under operating leases and purchase obligations with one of our component suppliers.
We lease our facilities under operating leases that expire at various dates through 2033. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
In October 2022, we entered into an unconditional purchase commitment with one of our suppliers for the delivery of systems components. Under the terms of the agreement, we are obligated to purchase $10 million of component inventory annually, with a total committed amount of $40 million over a four-year term. As of June 30, 2024, we had no remaining purchase commitments under the second year of the agreement. Our total non-cancelable long-term purchase commitments outstanding as of June 30, 2024 was $20.0 million.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of June 30, 2024. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
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
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine month period ended June 30, 2024, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2023.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
On July 25, 2022, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This authorization is incremental to the existing $5.4 billion program, initially approved in October 2010 and expanded in subsequent fiscal years. Acquisitions for the share repurchase programs will be made from time to time in private transactions, accelerated share repurchase programs, or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of June 30, 2024, the Company had $522.4 million remaining authorized to purchase shares under its share repurchase program.
Shares repurchased and retired for the three months ended June 30, 2024 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan[2]
April 1, 2024 — April 30, 2024	—	—	—	$672,421
May 1, 2024 — May 31, 2024	879,915	$171.93	872,209	$522,421
June 1, 2024 — June 30, 2024	—	—	—	$522,421
(1)Includes 7,706 shares withheld from restricted stock units that vested in the third quarter of fiscal 2024 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of such awards do not deplete the dollar amount available for purchases under the repurchase program.

Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2024, certain of our officers and directors adopted or terminated Rule 10b5-1 trading arrangements as follows:
On May 23, 2024, Chad Whalen, EVP, Worldwide Sales, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that is designed to be in effect until June 27, 2025 with respect to the sale of 15,579 Company shares.

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

*     Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of August, 2024.

F5, INC.

By:	/s/ FRANCIS J. PELZER
Francis J. Pelzer
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)