Form 10-K
period 2024-09-30
F5, INC.
filed 2024-11-18
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2024, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $11,047,876,639 based on the closing sales price of the Registrant’s common stock on the NASDAQ Global Select Market on that date.
As of November 12, 2024, the number of shares of the Registrant’s common stock outstanding was 58,614,865.

DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of this Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the Registrant’s Definitive Proxy Statement for the Annual Shareholders Meeting for fiscal year 2024, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this Report relates.

F5, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2024

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
Unless the context otherwise requires, in this Annual Report on Form 10-K, the terms “F5,” “the Company,” “we,” “us,” and “our” refer to F5, Inc. and its subsidiaries. Our fiscal year ends on September 30, and fiscal years are referred to by the calendar year in which they end. For example, “fiscal year 2024” and “fiscal 2024” refer to the fiscal year ended September 30, 2024.

Item 1.Business
General
F5 is a multicloud application security and delivery provider committed to bringing a better digital world to life. F5 partners with the world’s largest, most advanced organizations to optimize and secure every application and Application Programming Interface (“API”) anywhere, including on-premises, in the cloud, or at the edge. F5 enables businesses to continuously stay ahead of threats while delivering exceptional, secure digital experiences for their customers.
Our application security and delivery solutions are available in a range of deployment and consumption models. We sell packaged software in perpetual, subscription, and usage-based consumption models. We also sell our solutions in software-as-a-service (“SaaS”) and managed services deployment models with subscription and usage-based consumption models. In addition, we sell high-performance systems, or hardware, as well as a broad range of global services including maintenance, consulting, training and other technical support services.
Our customers include large enterprise businesses, public sector institutions, governments, and service providers. We conduct our business globally and manage our business by geography. Our business is organized into three primary geographic regions: Americas; Europe, the Middle East, and Africa (“EMEA”); and the Asia Pacific region (“APAC”).
F5 was incorporated on February 26, 1996 in the state of Washington. Our headquarters is in Seattle, Washington, and our mailing address is 801 5th Avenue, Seattle, Washington 98104-1663. The telephone number at that location is (206) 272-5555. Our website is www.f5.com. We have 83 subsidiaries, branch offices, or representative offices worldwide. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably possible after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. The information posted on our website is not incorporated into this report.
Strategy and Priorities
Nearly all organizations today find themselves at the convergence of two significant trends: the evolution of applications as the center of their businesses and their customers’ digital lives, and the escalation of threats against those applications. This presents a tremendous challenge as many companies now manage complex application portfolios comprising older legacy and newer modern technologies and infrastructures. In our 2024 State of Application Strategy Report, the majority of organizations said they operate both legacy and modern application architectures, and operate in multiple clouds. Companies are forced to deploy separate, and often inconsistent, security controls across these hybrid environments, creating operational complexity and expanding the potential threat surface.
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

Our multicloud application security and delivery solutions reduce our customers’ operational complexity and costs, enabling scalability, security, and optimization for legacy and modern applications and APIs, across any infrastructure. F5 leverages a near real-time collection of application telemetry, machine learning and artificial intelligence, and toolchain automation to enable rapid response to changes in application performance, availability, and security threats with little to no human interaction.
Key components of our strategy include:
Solving multicloud application security and delivery challenges
Through our organic innovation and inorganic investments, we have created the broadest portfolio of multicloud application security and delivery technologies in the market and as a result, we are capable of serving any application or API in any environment. Our BIG-IP family primarily serves traditional applications on premises, co-located or in cloud environments. Our F5 NGINX family serves modern, container-native and microservices-based applications and APIs. Our F5 Distributed Cloud Services is a portfolio of SaaS and managed services serving both traditional and modern applications where a SaaS-deployment model is preferred. As a result of this broad portfolio, we are the only provider capable of supporting our customers’ modern and legacy application security and delivery needs across any environment — on premises, co-located, in a cloud or at the edge — with the added flexibility of multiple deployment models including SaaS, managed services, packaged software, and hardware offerings.
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
F5 is leveraging AI to accelerate the strength of both our current and future offerings. F5 uses AI in its application delivery and security solutions to support performance and efficacy. Today, our customers are able to further benefit from our four-pronged AI strategy. First, our current portfolio is positioned to solve security and performance challenges associated with new AI workloads. Second, we are leveraging AI models in our current data fabric in order to enhance our existing products. Third, we are working to build new offerings based on the changing application and data security landscapes and the customer needs associated with these changes. Finally, we are pursuing partnerships with AI players to help secure and deliver AI workloads.
Capturing growth in security and software-as-a-service
In the previous decade, our customers were focused on protecting their networks from attacks. Today, attackers are targeting applications with threats like malware, bots, and API penetration. Through both organic and inorganic investment, we have expanded our application security portfolio and the deployment models through which customers can consume our solutions. F5’s leading security capabilities combined with our hybrid multicloud approach enables our customers to deploy a consistent security posture across their entire application estate.
We continue to focus investment in expanding our SaaS-based offerings within F5 Distributed Cloud Services, our comprehensive unified, security, networking, and application delivery service. F5 Distributed Cloud Service is also now helping our BIG-IP and NGINX customers expand and simplify their visibility and management of these solutions. F5 Distributed Cloud enables our customers to choose the best location and architecture for their application portfolio while easing the operational burden of securing and delivering applications across public, private and edge clouds.

F5 Products and Solutions
F5’s portfolio of multicloud application security and delivery technologies are enabling customers to address the challenges of delivering differentiated digital experiences to their customers. Our multicloud, infrastructure-agnostic approach means customers can use F5 to create a more unified experience across disparate hybrid IT environments, enhancing automation and driving operational and cost efficiencies. Our product portfolio is comprised of solutions made available within the following F5 product families: F5 Distributed Cloud Services, F5 NGINX and F5 BIG-IP, and are discussed below.
F5 Distributed Cloud Services. A unified, security, networking, and application management service that enables customers to deploy, secure, and operate their applications wherever they may reside, regardless of platform or architecture. F5 Distributed Cloud Services leverages the F5 Global Network, a purpose-built, cloud-based, global private backbone to deliver performance, reliability, and control across hybrid, multicloud, or edge environments. F5 Distributed Cloud Service offerings are available as packaged software and SaaS-based consumption models and include the following:
•F5 Distributed Cloud Web App and API Protection ("WAAP"). A comprehensive SaaS-based security solution, F5 Distributed Cloud WAAP allows our customers to accelerate time-to-service, lower total cost of ownership, and increase security efficacy on a cloud native platform that is fully integrated across a single policy engine and management console. F5 Distributed Cloud WAAP can be leveraged through multiple deployment options, allowing organizations to simplify security and improve visibility while reducing operational complexity. The solution provides the following F5 application security technologies:
•Advanced Web Application Firewall (“WAF”) capabilities through F5’s BIG-IP WAF engine, which allows our customers to quickly apply, secure, and manage uniform comprehensive security policies at scale, across data centers, public or private clouds, and edge computing environments.
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
•F5 Distributed Cloud DNS. A cloud-based Domain Name System (“DNS”) solution that offers DNS delivery across multicloud environments and modern applications. F5 Distributed Cloud DNS can be distributed globally as either a primary or secondary DNS, providing authoritative DDoS protection, Domain Name System Security Extensions ("DNSSEC"), and the flexibility to automatically scale to meet our customers growing application demands.

•F5 Distributed Cloud CDN. A high-performance, multicloud and edge focused content delivery network (“CDN”) solution that allows our customers to efficiently connect, secure, and optimize applications and workloads across multi- and hybrid-cloud environments through efficiently leveraging the integrated tools and technologies in the F5 Distributed Cloud Platform. F5 Distributed Cloud CDN can be purchased with other F5 Distributed Cloud offerings or as a stand-alone service.
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
•F5 BIG-IP Next. F5 BIG-IP Next is the next version of BIG-IP rearchitected to be more modern, scalable and secure with a Kubernetes based architecture. With BIG-IP Next, customers will be able to secure and deploy apps and APIs faster and with less downtime. With the introduction of BIG-IP Next Central Manager, customers will also be able to leverage new fleet management and observability capabilities. BIG-IP Next is generally available now for local traffic management and web application firewall with remaining elements of the BIG-IP software portfolio to come.
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
Competition
As F5 expands its reach and role into a broader set of multicloud security and delivery solutions, the companies that we consider competitors evolve. We compete against companies that offer web application firewalls, server load balancing, traffic management, and other functions normally associated with application delivery, application security, and multicloud networking.
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
Within application delivery, our customers have the best of both worlds: reliability that F5’s always been known for – across any environment from on-premises to multicloud; and agility and flexibility enabled by lightweight modern technologies, without compromising security or manageability. Our BIG-IP offerings compete against Citrix and Broadcom. Our lightweight, agile, developer-friendly F5 NGINX offerings, which provide capabilities like optimizing Kubernetes traffic management and load balancing cloud-native and hybrid cloud applications compete against Amazon Web Services ("AWS"), Google Cloud Platform, Envoy, and HAProxy.

In application security, we compete with vendors that offer web application firewall, bot detection and mitigation, API protection, carrier-grade firewall, carrier-grade network address translation ("NAT"), SSL orchestration, access policy management, and DDoS mitigation including Akamai, Cisco, Cloudflare, Fortinet, Juniper Networks, Palo Alto, Radware, and Thales.
F5 Distributed Cloud Services use cases include application and API security delivered as SaaS, as well as multicloud networking. F5 competes with traditional edge players including Akamai, Cloudflare and Fastly, as well as networking vendors including Broadcom and Cisco, and pure-play vendors like Aviatrix, and public cloud providers.
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

Sales and Marketing
Our customers include a wide variety of large enterprise businesses, public sector institutions, governments, and service providers, including many among Fortune 1000 and Business Week Global 1000 companies. Our customers include businesses in technology, telecommunications, financial services, transportation, education, manufacturing, healthcare, and government. In fiscal year 2024, sales outside of the Americas represented 43.8% of our net revenues. Refer to Note 15 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our revenues by geographic area.
Sales
Our sales teams sell our products and services directly to customers working closely with our channel partners including distributors, value-added resellers (“VARs”), managed service providers (“MSPs”), and systems integrators.
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
Marketing
As we continue to expand our offerings, we are focused on driving the compelling and unique value proposition of F5's solutions among our existing customers, including new buying centers within existing customers, as well as with new customers. To do so, we are revitalizing our brand, informing current customers about our expanded portfolio, and broadening our reach with new customers. We continue to focus on our core NetOps buying persona while seeking to expand our relationships with DevOps, SecOps, CISO and Cloud Architect audiences.

We are investing in driving brand, demand, and advocacy experiences, addressing touchpoints across the customer journey to ensure we do all we can to enable our customers to realize value in their investments with F5. To maximize our reach and impact, we continue to meet customers where they are by increasing our focus and investments in more digitally enabled, personalized, and frictionless experiences at scale.
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
Backlog
Backlog is primarily systems-based and represents orders confirmed with a purchase order for products to be fulfilled and invoiced to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers, or product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be canceled by the customer prior to fulfillment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues. At the end of fiscal year 2024, we had product backlog of approximately $85.3 million.
Human Capital Management
F5’s commitment to its employees is to be a human-first and high-performing team equipped with the tools and expertise to deliver extraordinary impact on what matters most to F5, our customers, and our partners. This commitment is delivered through our culture and engagement, our investment in employees’ growth and development, our focus on diversity and inclusion, and our compensation, benefits, and wellbeing offerings.
Employees
As of September 30, 2024, we had 6,557 employees – over 99% of whom were full time employees. Our employees are in 47 countries with 47% of employees in the United States. None of our employees in the United States are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are in good standing, as evidenced by our bi-annual employee engagement survey results and described in the section below entitled Culture and Engagement.
Culture and Engagement
We have been able to sustain our strong company culture in a hybrid work model thanks to increased focus on continuously embedding BeF5 and LeadF5 behaviors into our systems, processes, trainings, decisions, and conversations. We are constantly reinforcing, rewarding, and recognizing desired behaviors to send the message that they are key to executing our strategy.

We measure the success of and identify areas of improvement for our company culture through global surveys of employee experience and sentiment at least twice each year. As of June 2024, employees reported high satisfaction with F5’s culture on several key questions:
•80% of employees favorably rate “I am proud to work for F5.”
•88% of employees favorably rate “My manager genuinely cares about my well-being.”
•89% of employees favorably rate “F5 shows a commitment to ethical business decisions and conduct.”
One survey measure that F5 tracks closely as a gauge of our culture decreased from fiscal year 2023. As of June 2024, 73% of employees favorably rate “I feel a sense of belonging at F5,” compared to 76% a year prior. The employee comments in the survey highlighted a consistently strong sense of team camaraderie, but broader organizational changes contributed to a year-over-year decline in our belonging score. F5 is concentrating its efforts and programs on improving our belonging score, to foster the culture that is important to our employees' and our company's performance.
Growth and Development
We provide employees with opportunities to improve their technical and professional knowledge, nurture our innovation ecosystem, strengthen management and leadership, as well as maintain our high standards of business integrity through ongoing compliance training.
These development opportunities are available through live employee events like Technology Days dedicated to exploring new ideas, such as Generative AI. F5 also offers employees leadership coaching, global mentoring and sponsorship programs, and multiple third-party on-demand resources to enhance internal learning opportunities.
Diversity and Inclusion
F5 is steadfast in its commitment to create a diverse and inclusive workplace. We believe our differences—when embraced with humility and respect—drive smarter decisions, increased innovation, stronger performance, and a culture where everyone can be themselves and reach their full potential.
Our strategic framework for this important work is called “IDEA”: Inclusion, Diversity, Equity and Allyship. Each concept in IDEA requires focus and engagement at all levels of the organization and to be embedded into our ways of working. (For more information, please see our most recent Diversity & Inclusion report at F5.com/company/diversity-inclusion).
To increase inclusion at F5, we foster communities through our seven Employee Inclusion Groups (“EIGs”) – F5 Ability, F5 Appreciates Blackness, F5 Connects Women, F5 Latinx e Hispanos Unidos, F5 Military Veterans, F5 Pride, and our newest EIG representing Asian and Pacific Islanders. Since our first EIG was established in 2013, these global communities, where everyone is welcome, have grown significantly. In fiscal year 2024, our EIGs represent over 2,000 employees.
F5 offers differentiated development programs to help address the barriers for underrepresented groups in the company. In fiscal year 2024, F5’s commitment to increase representation at F5 for Women, Black, and Latinx employees across management and leadership positions, and the company overall, was a focus of both our mentor and sponsorship programs.
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
This includes the pay, incentive plans, restricted stock unit grants (“RSUs”), Employee Stock Purchase Plan, retirement plans, healthcare, paid time off and family leave F5 provides to employees, as well as the programs that support the diverse needs of our employees’ overall health and wellbeing. In fiscal year 2024, F5 also renewed our popular Wellness Weekends to provide one weekend a quarter when all employees have a set Friday through Monday off to reset and refresh.
Environmental, Social & Governance
F5's Environmental, Social and Governance (“ESG”) programs are guided by our fundamental principle to “do the right thing” for each other, our customers, our shareholders, and our communities.
Environmental. In fiscal year 2024, F5 took a step forward in our environmental commitments by successfully obtaining the Science Based Target Initiative's verification for our 2030 target to reduce both absolute Scope 1 and 2 emissions by 50% and absolute Scope 3 emissions by 43% from the 2021 baseline. We plan to meet this target by optimizing our energy use, sourcing more renewable energy, and enhancing the sustainability of our products and supply chain processes.
As evidence of our progress towards our science-based target, F5’s most recent annual ESG report in April 2024 disclosed a 31% reduction in our total emissions during fiscal year 2023. This achievement was driven by a 40% reduction in Scope 1 and 2 emissions and a 30% reduction in Scope 3 emissions. To ensure the integrity of our emissions reporting, F5 also secured third-party verification for our Scope 1 and 2 emissions data from fiscal year 2023. The auditor’s verification letter is available on page 20 of F5’s 2023 ESG report at f5.com under the ‘‘Company — Investor Relations — ESG’’ section.
Social. In addition to the employee programs and benefits outlined in the Human Capital Management section above, we continue to prioritize F5 Global Good, the community development initiative that amplifies our employee engagement and diversity and inclusion programs. We are proud that employees direct the entirety of Global Good’s donations, through both the Company matching program and grant selection committees. In fiscal year 2024, two-thirds of all employees worldwide participated in Global Good programs, volunteering over 15,000 hours and directing the entirety of F5’s donations, through both the Company matching program and grant selection committees. F5 and our employees donated over $3.9 million to more than 3,200 non-profits worldwide in fiscal year 2024.
Governance. Our guiding principle to "do the right thing" is set forth in F5’s Code of Business Conduct and Ethics, with oversight led by our Board of Directors.
In fiscal year 2024, F5 added a Risk Committee to assist its Board of Directors’ oversight of the Company’s strategic, legal & regulatory, talent management, technology & cybersecurity, environmental (including climate), and other operational risks. The Risk Committee’s responsibilities include monitoring, reviewing, and providing guidance regarding applicable risk policies and processes, as well as providing feedback on related risk analysis and reporting. In conjunction, the Risk Committee reviews and assesses F5’s cybersecurity risk exposure and evaluates the adequacy and effectiveness of related risk management processes and policies, including data privacy and security, business continuity, and operational risks.

Executive Officers of the Registrant
The following table sets forth certain information with respect to our executive officers as of November 18, 2024:

Name	Age	Position
François Locoh-Donou	53	President, Chief Executive Officer and Director
Tom Fountain	48	Executive Vice President and Chief Operating Officer
Frank Pelzer	54	Executive Vice President and Chief Financial Officer
Scot Rogers	57	Executive Vice President and General Counsel
Chad Whalen	53	Executive Vice President and Chief Revenue Officer
Lyra Schramm	50	Executive Vice President and Chief People Officer
Kunal Anand	41	Executive Vice President and Chief Innovation Officer

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
Tom Fountain has served as our Executive Vice President and Chief Operating Officer since September 2024. From June 2020 through August 2024, he previously served as Executive Vice President of Global Services and Chief Strategy Officer. Mr. Fountain joined F5 in January 2018 as Executive Vice President and Chief Strategy Officer. Mr. Fountain is responsible for overseeing F5’s global services organization, including global support, consulting, and services teams. He is also responsible for leading F5's digital transformation to accelerate critical solution delivery to customers and for driving execution, productivity and efficiency company wide. From November 2012 to January 2018, Mr. Fountain served as Senior Vice President for Strategy and Corporate Development at McAfee LLC, Vice President of Strategy and Operations at Intel Corporation, and Senior Vice President for Strategy and Corporate Development at McAfee Incorporated. Previously, Mr. Fountain served as Vice President and General Manager of the Content and Media Business Unit at Juniper Networks from December 2011 to November 2012 and Vice President of Corporate Strategy at Juniper Networks from February 2009 to December 2011. Earlier in his career, Mr. Fountain was a venture capitalist at Mayfield Fund from June 2003 to February 2009 and co-founder and engineering leader at Ingrian Networks from December 1999 to June 2004. He holds an M.B.A., an M.S. in Computer Science, an M.S. in Electrical Engineering, and a B.S. in Computer Systems Engineering, each from Stanford University.
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
Chad Whalen has served as our Executive Vice President and Chief Revenue Officer since September 2024. He is responsible for F5’s global sales go-to-market strategy and brings over 20 years of experience leading global teams across Europe, Asia, and North and South America in network infrastructure, security, and SaaS. From July 2018 to August 2024, he was Executive Vice President of Worldwide Sales. Mr. Whalen joined F5 in 2017 to lead the Cloud Sales team. Prior to joining F5, he ran strategic alliances at Fortinet, worldwide sales and services at Jasper, Americas sales and field operations at Ciena and global sales and marketing at World Wide Packets. He holds a B.A. in Business Administration and Management from Eastern Washington University.

Lyra Schramm joined F5 as our Executive Vice President and Chief People Officer in April 2024. She is responsible for driving people initiatives that support F5’s purpose to help bring a better digital world to life and position the company for continued growth. Prior to joining F5, Ms. Schramm spent nine years at Google in various leadership roles including Vice President, Strategy & Innovation where she spearheaded Google’s first enterprise-wide people strategy supporting the transformation to an AI-first company. In addition she led human resources for the Global Advisory Functions, was the Chief of Staff to the Chief Human Resource Officer and led the people strategy for a new business line, Google Technical Services. Previously, Schramm played a pivotal HR leadership role at the Bill & Melinda Gates Foundation where she was instrumental in the Foundation’s global expansion. Her early career with Amazon set the stage for AWS’s growth, where she developed key recruitment strategies that significantly increased headcount and revenue. Schramm holds a BA in Marketing from Washington State University.
Kunal Anand has served as our Executive Vice President and Chief Innovation Officer since September 2024. He joined F5 in April 2024 as Chief Technology Officer. He is responsible for driving the company’s technology and AI vision and innovation, with a focus on incorporating rapid AI adoption across F5’s product solutions. Prior to F5, Mr. Anand held the dual role of Chief Technology Officer and Chief Information Security Officer at Imperva. His journey to Imperva began in 2018 with the acquisition of Prevoty, an application security startup he co-founded in 2013. Before joining Prevoty, he was the Director of Technology at BBC Worldwide. Mr. Anand has a deep history of innovation and technical expertise, and has held roles leading security, data, technology, and engineering teams at Gravity, MySpace, and the NASA Jet Propulsion Lab. He holds a Bachelor of Science degree from Babson College.
Item 1A.Risk Factors
In addition to the other information in this report, the following risk factors should be carefully considered in evaluating our company and operations.
Risk Factor Summary
Operational and Execution Risks
•Security vulnerabilities or control failures in our IT infrastructure or multicloud application security and delivery solutions and services as well as unforeseen product errors could have a material adverse impact on our business results of operations, financial condition and reputation;
•We are dependent on various information technology systems, and failures of or interruptions to those systems could harm our business;
•Our success depends on our key personnel and our ability to hire, retain and motivate qualified executives, sales and marketing, operations, product development and professional services personnel;
•Cloud-based and SaaS computing trends present competitive and execution risks;
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
•Our operating results are exposed to risks associated with international commerce;
•The average selling price of our products may decrease and our costs may increase, which may negatively impact revenues and profits; and
•Acquisitions present many risks and we may not realize the financial and strategic goals that are contemplated at the time of the transaction.

Strategic and Industry Risks
•Our success depends on our timely development of new software and systems products and features, market acceptance of new software and systems product offerings and proper management of the timing of the life cycle of our software and systems products;
•Our success depends on sales and continued innovation of our application security and delivery product lines;
•Issues related to the development and use of artificial intelligence ("AI") could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm of our business;
•Our business could be adversely impacted by conditions affecting the markets in which we compete;
•Industry consolidation may result in increased competition;
•We may not be able to compete effectively in the application security and delivery market; and
•Misuse of our products could harm our reputation.
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
•We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets; and
•Changes in governmental regulations could negatively affect our revenues.
Financial Risks
•We may have exposure to greater than anticipated tax liabilities;
•We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations;
•Changes in financial accounting standards may cause adverse unexpected revenue fluctuations and affect our reported results of operations; and
•If we are unable to maintain effective internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.
Risks Related to our Common Stock
•Our quarterly and annual operating results may fluctuate in future periods, which may cause our stock price to fluctuate;
•Anti-takeover provisions could make it more difficult for a third party to acquire us;
•Our stock price could be volatile, particularly during times of economic uncertainty and volatility in domestic and international stock markets; and
•If securities or industry analysts publish inaccurate or unfavorable research about our business, or discontinue publishing research about our business, the price and trading volume of our securities could decline.
General Risks
•Continued macroeconomic downturns or uncertainties may harm our industry, business, and results of operations;
•We face risks associated with having operations and employees located in Israel;
•Our business is subject to the risks of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by man-made problems such as terrorism; and
•Climate change may have an impact on our business.

Operational and Execution Risks
Security vulnerabilities or control failures in our IT infrastructure or multicloud application security and delivery products and services as well as unforeseen product errors could have a material adverse impact on our business results of operations, financial condition and reputation
In the ordinary course of business, we store sensitive data, including intellectual property, personal data, our proprietary business information and that of our customers, suppliers and business partners on our networks. In addition, we store sensitive data through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. The secure maintenance of this information is critical to our operations and business strategy. Our IT infrastructure and those of our partners and customers are subject to the increasing threat of intrusions by a wide range of bad actors and malicious parties, including computer programmers, hackers or sophisticated nation-state and nation-state supported actors, or they may be compromised due to employee error or wrongful conduct, malfeasance, or other disruptions. Despite our security measures, and those of our third-party vendors, our IT infrastructure has experienced breaches or disruptions and may be vulnerable in the future to breach, attacks or disruptions. If any breach or attack compromises our IT infrastructure, creates system disruptions or slowdowns or exploits security vulnerabilities therein, the information stored on our networks or those of our customers could be accessed and modified, publicly disclosed, or lost or stolen, and we may be subject to liability to our customers, individuals, suppliers, business partners and others, and may suffer reputational and financial harm.
Our multicloud application security and delivery products and services are used by our customers to manage their critical applications and data. Bad actors and other malicious parties, have in the past and may attempt in the future to exploit security vulnerabilities and control weaknesses in our internal IT infrastructure or cloud environments that support our SaaS-based and managed solutions and services as well as our products that may be deployed in a customer environment. Despite our efforts to harden our IT infrastructure, our security and delivery products and services against these risks, those efforts may not be successful, and from time to time, those systems and products could be compromised. Threat actors can seek to exploit, among other things, known or unknown vulnerabilities and control weaknesses in technology included in our IT infrastructure, security and delivery products and services, and failure to quickly identify, patch or mitigate security vulnerabilities or strengthen security controls could render our IT infrastructure, security and delivery products and services susceptible to a cyber-attack which may subject the Company to liability to our customers, suppliers, business partners and others, as well as reputational and financial harm. Moreover, inadequate or incomplete security monitoring, logging, asset management, or internal reporting and escalation, or gaps in coverage of security tools in our environment, could impact our ability to detect and respond to threats early and efficiently, giving threat actors an opportunity to gain access to our environment undetected. Finally, we rely on a number of third parties who connect to our network or with whom we share data, to support our business and operations, and to the extent that these third parties have weaknesses or deficiencies in their security program or vulnerabilities, they present business, operational, reputational, financial and legal risk. If any one or more of these vendor's security is compromised, it could have similar consequences as if we experienced a security event ourselves.
Our products may also contain undetected errors, defects, or vulnerabilities when first introduced or as new versions are released. We have experienced these issues in the past in connection with new products and product upgrades. As our products and customer IT infrastructures become increasingly complex, customers may also experience unforeseen errors in implementing our products into their IT environments. We expect that these errors, defects, or vulnerabilities will be found from time to time in new or enhanced products after commencement of commercial shipments. Any of these may temporarily or permanently disable our end-customers’ networks, information technology infrastructure or other systems, or expose our end-customers’ networks to attacks or compromise from security threats. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts, cause significant customer relations problems, and impact demand for our products and services. We may also be subject to liability claims for damages. We carry insurance policies covering these types of liabilities, but these policies may not provide sufficient protection should a claim be asserted. A material product liability claim may harm our business and results of operations.
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
•delayed or lost revenue;
•delay or failure to attain market acceptance or decrease in demand for our products and services;
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

Cloud-based and SaaS computing trends present competitive and execution risks
Customers are transitioning to a hybrid computing environment utilizing various cloud-based software and services accessed via various smart client devices. Pricing and delivery models are evolving and our competitors are developing and deploying cloud-based services for customers. In addition, new cloud infrastructures are enabling the emergence of new competitors including large cloud providers who offer their own application security and delivery functionality as well as smaller companies targeting the growing numbers of "born in the cloud" applications. We devote significant resources to develop and deploy our cloud-based and SaaS software and services strategies. While we believe our expertise and investments in software and infrastructure for cloud-based services provides us with a strong foundation to compete, it is uncertain whether our strategies will continue to attract the customers or generate the revenue required to be successful. In addition to software development costs, we are incurring costs to build and maintain infrastructure to support cloud-computing and SaaS services to secure our customers’ data. These costs may reduce the gross and operating margins we have previously achieved. Whether we are successful in this new business model depends on our execution in a number of areas, including:
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

Our business could suffer if there are any interruptions or delays in the supply of hardware components from our third-party sources
We currently purchase several hardware components used in the assembly of our products from a number of single or limited sources. Lead times for these components vary significantly. The unavailability of suitable components, any interruption or delay in the supply of any of these hardware components or the inability to procure a similar component from alternate sources at acceptable prices within a reasonable time, may delay the assembly of our products and our ability to fulfill sales and, hence, our revenues, and may harm our business and results of operations.
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
We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business
We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. These channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our indirect sales channel structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two worldwide distributors of our products accounted for 32.2% of our total net revenue for fiscal year 2024. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
Strategic and Industry Risks
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
We operate in an industry of evolving standards and rapid technological advancements. If our competitors are able to develop and implement compelling technological innovations or features into their product offerings or services more rapidly or successfully than we do in the future, our ability to compete effectively may be impacted which could negatively impact our business and results of operations.
Issues related to the development and use of artificial intelligence ("AI") could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business
We currently incorporate AI technology in certain of our products and services and in our business operations. Our research and development of such technology remains ongoing. AI presents risks, challenges, and potential unintended consequences that could affect our and our customers’ adoption and use of this technology. AI solutions may use algorithms, datasets, or training methodologies that are incomplete, reflect biases, or contain other flaws or deficiencies. Additionally, AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. The AI-related legal and regulatory landscape remains uncertain and may be inconsistent from jurisdiction to jurisdiction. Our obligations to comply with the evolving legal and regulatory landscape could entail significant costs or limit our ability to incorporate certain AI capabilities into our offerings. AI-related issues, deficiencies and/or failures could (i) give rise to legal and/or regulatory action, including with respect to proposed legislation regulating AI in jurisdictions such as the European Union and others, and as a result of new applications of existing data protection, privacy, intellectual property, and other laws; (ii) damage our reputation; or (iii) otherwise materially harm our business.
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

We may not be able to compete effectively in the application security and delivery market
The markets we serve are rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. As we expand our reach and role into a broader set of multicloud solutions, the companies that we consider competitors evolves as well. In addition to server load balancing, traffic management, and other functions normally associated with application delivery, our suite of solutions has expanded our addressable market into security, and policy management, where we compete with a number of companies focused on niche areas of application security.
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
Financial Risks
We may have exposure to greater than anticipated tax liabilities
Our provision for income taxes is subject to volatility and could be affected by changes in our business operations, including acquisitions, new offerings, and changes in the jurisdictions in which we operate. The provision for income taxes may also be impacted by changes in stock-based compensation, changes in the research and development tax credit laws, earnings being lower than anticipated in jurisdictions where we have lower statutory rates and being higher than anticipated in jurisdictions where we have higher statutory rates, transfer pricing adjustments, not meeting the terms and conditions of tax holidays or incentives, changes in the valuation of our deferred tax assets and liabilities, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof, including changes to the tax laws applicable to corporate multinationals. In addition, we may be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our results of operations and cash flows. The Company operates in countries that have enacted, or have committed to enact, a minimum tax in accordance with the Organisation for Economic Co-operation and Development’s Pillar Two framework, which may increase our tax liability in future years.
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
General Risks
Macroeconomic downturns or uncertainties may harm our industry, business, and results of operations
We operate globally and as a result, our business, revenues, and profitability may be impacted by global macroeconomic conditions. Adverse macroeconomic conditions both in the U.S. and abroad, including, but not limited to, rising interest rates, inflationary pressures on goods and services, challenges in the financial and credit markets, labor shortages, supply chain disruptions, trade uncertainty, adverse changes in global taxation and tariffs, sanctions, outbreaks of pandemic diseases, political unrest and social strife, armed conflicts, or other impacts from the macroeconomic environment could adversely affect our business, financial condition, results of operations and cash flows through, among others, softer demand of our products and services as well as unfavorable increases to our operating costs, which could negatively impact our profitability.

We face risks associated with having operations and employees located in Israel
We have offices and employees located in Israel. As a result, political, economic, and military conditions in Israel and the surrounding region directly affect our operations. The future of peace efforts between Israel and its neighbors in the Middle East remains uncertain. There has been a significant increase in hostilities and political unrest in Israel and the surrounding region. The effects of these hostilities and violence on the Israeli economy and our operations in Israel are unclear, and we cannot predict the effect on us of further increases in these hostilities or future armed conflict, political instability or violence in the region. In addition, many of our employees in Israel are obligated to perform annual reserve duty in the Israeli military and are subject to being called for active duty under emergency circumstances. We cannot predict the full impact of these conditions on us in the future, particularly if emergency circumstances or an escalation in the political situation occurs. If many of our employees in Israel are called for active duty for a significant period of time, our operations and our business could be disrupted and may not be able to function at full capacity. Current or future tensions and conflicts in the Middle East could adversely affect our business, operating results, financial condition and cash flows.
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
Climate change and associated regulation may have an impact on our business
Risks related to climate change are increasing in both impact and type of risk. We believe there will not be significant near-term impacts to our offices worldwide due to climate change, but long-term impacts remain unknown. However, there may be business operational risk due to the significant impacts climate change could pose to our employees’ lives, our supply chain, or electrical power availability from climate-related weather events. Rapidly changing customer requirements to reduce carbon emissions also presents a risk of loss of business if we are not able to meet criteria.
In addition, we are subject to a range of new and anticipated climate-related and sustainability-focused laws and regulations, including the E.U.’s Corporate Sustainability Reporting Directive. To meet the compliance requirements of these new regulations, we may incur extra costs to implement more internal controls, processes, and procedures, in order to assist in the oversight responsibilities for our management and board of directors. Failure to comply with these regulations or requirements could result in investigations, sanctions, enforcement actions, fines, or litigation, potentially harming our business, operating results, or financial condition.
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
Item 1B.Unresolved Staff Comments
Not applicable.
Item 1C.Cybersecurity
Risk Management and Strategy
We recognize the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. These risks include, among other things: operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risks; and reputational risks. Our process for identifying and assessing material risks from cybersecurity threats operates in conjunction with our overall risk management systems and processes, covering all company risks.
Our cybersecurity risk management program is led by our Chief Information Security Officer (“CISO”), who manages our security team and is principally responsible for our cybersecurity risk assessment processes, our security controls, and our detection and response to cybersecurity incidents. Our program includes protocols for preventing, monitoring, detecting and responding to cybersecurity events and incidents, and cross-functional coordination and governance of business continuity and disaster recovery plans. Components of our program include:
•risk assessments designed to help identify cybersecurity threats to our products and related supportive infrastructure, critical IT systems, information, and our broader enterprise IT environment;
•monitoring, detection and collection and analysis of information regarding evolving, ongoing, and emerging threats and vulnerabilities, and corresponding actions to assess and remediate corresponding risks;
•regular testing and assessments to identify vulnerabilities;
•the periodic engagement of independent security firms and other third-party experts, where appropriate, to assess, test, and certify components of our cybersecurity program, and to otherwise assist with aspects of our cybersecurity processes and controls;
•annual cybersecurity awareness training for our employees;
•regular assessments of the design and operational effectiveness of the program’s key processes and controls by our internal audit team as well as external consultants; and
•a risk management process for third-party service providers and vendors that includes due diligence in the selection process and periodic monitoring regarding adherence to applicable cybersecurity standards.

We also have a cybersecurity incident response plan to assess and manage cybersecurity incidents, which includes escalation procedures based on the nature and severity of the incident, including, where appropriate, escalation to the Risk Committee and the Board. We periodically perform tabletop exercises to test our incident response procedures, identify gaps and improvement opportunities, and assess team preparedness.
As part of our overall risk mitigation strategy, we maintain insurance coverage that is intended to address certain aspects of cybersecurity risks; however, such insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity breaches, cyberattacks and other related breaches. We periodically review our cybersecurity insurance program.
As of the date of this report, we do not believe that any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations or financial condition. Despite our security measures, however, there can be no assurance that we, or third parties with whom we interact, will not experience a cybersecurity incident in the future that will materially affect us. For more information on our cybersecurity related risks, see Part I, Item 1A. “Risk Factors,” including “Security vulnerabilities or control failures in our IT infrastructure or multicloud application security and delivery products and services as well as unforeseen product errors could have a material adverse impact on our business, results of operations, financial condition and reputation.”
Governance
Our Board of Directors is actively involved in overseeing risks from cybersecurity threats and is assisted in that oversight by its Risk Committee. The Risk Committee reviews and assesses the Company’s cybersecurity risk exposure and evaluates the adequacy and effectiveness of related risk management processes and policies.
As part of the oversight process, the Risk Committee has the following responsibilities, among others:
•reviews and advises on our cybersecurity and operational risk strategy, resiliency, crisis and incident management, and security-related information technology planning processes, and reviews strategy and implementation for investing in related systems, controls, and procedures with management;
•reviews our compliance with applicable global data protection and security laws and regulations, and the Company’s adoption and implementation of systems, controls and procedures designed to comply with such laws and regulations;
•reviews plans for periodic assessments and related findings and remediation of our cybersecurity and operational risk and incident response and disaster recovery programs by outside professionals;
•reviews analyses of our cybersecurity and operational risks by management and third parties, as applicable; and
•evaluates our disclosure controls and procedures related to cybersecurity to ensure timely and accurate reporting of cybersecurity and operational risks and incidents, as appropriate.
The Risk Committee meets at least four times a year and regularly reports to the full Board, including regarding its review and assessment of cybersecurity risk oversight matters and related recommendations. The Board of Directors discusses our programs and policies related to cybersecurity and risk initiatives and considers them closely both from a risk management perspective and as part of F5’s business strategy.
The Risk Committee receives periodic updates from our CISO, and other persons the Risk Committee deems appropriate, on a range of cybersecurity matters, including those referenced above as well as on the status of the Company’s cybersecurity posture and risk mitigation efforts. If cyber-related issues arise between Risk Committee meetings that the CISO believes could have a material adverse impact on the Company, the CISO, or another appropriate risk management leader, will report to the Chair of the Risk Committee.
At the management level, our CISO leads our enterprise-wide cybersecurity program in partnership with other business leaders, including our General Counsel and Chief Operating Officer. These members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above. In December 2023, our CISO retired after three years in the position, and a career spanning over twenty-five years as an industry-recognized leader in cybersecurity, information technology, and risk management. Her replacement has served in various roles in information technology, security and risk management for over 15 years, including having previously served as the CISO of two other publicly traded technology companies. In September 2024, our current CISO began transitioning to a new role within the Company, and as a result, we have appointed an interim CISO while we conduct a search for his permanent replacement. Our interim CISO has over 25 years of experience in technology and information security operations across a diverse range of business sectors.

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

	Fiscal Year 2024		Fiscal Year 2023
	High	Low	High	Low
First Quarter	$180.70	$145.45	$159.96	$133.68
Second Quarter	$199.49	$171.05	$159.95	$135.49
Third Quarter	$196.35	$159.01	$154.04	$127.05
Fourth Quarter	$223.74	$169.55	$167.89	$142.16
The last reported sales price of our common stock on the Nasdaq Global Select Market on November 12, 2024 was $244.00.
As of November 12, 2024, there were 38 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
Dividend Policy
Our policy has been to retain cash for use in our business, for investment in acquisitions and to repurchase shares of our common stock. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.
Unregistered Securities Sold in 2024
We did not sell any unregistered shares of our common stock during the fiscal year 2024.
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
During fiscal year 2024, we repurchased and retired 2,823,608 shares of common stock at an average price of $177.08 per share and as of September 30, 2024, we had $422.4 million remaining authorized to purchase shares.
Shares repurchased and retired during the fourth quarter of fiscal year 2024 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan[2]
July 1, 2024 — July 31, 2024	—	—	—	$522,421
August 1, 2024 — August 31, 2024	7,705	$195.48	—	$522,421
September 1, 2024 — September 30, 2024	485,893	$205.81	485,893	$422,421
(1)Includes 7,705 shares withheld from restricted stock units that vested in the fourth quarter of fiscal 2024 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of such awards do not deplete the dollar amount available for purchases under the repurchase program.

Performance Measurement Comparison of Shareholder Return
The following graph compares the annual percentage change in the cumulative total return on shares of our common stock, the Nasdaq Composite Index, the S&P 500 Index, and the S&P 500 Information Technology Index for the period commencing September 30, 2019, and ending September 30, 2024.
Comparison of Cumulative Total Return
On Investment Since September 30, 2019*

350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2019
2020
2021
2022
2023
2024
F5, Inc.
NASDAQ Composite Index
S&P 500 Index
S&P 500 Information Technology Index

The Company’s closing stock price on September 30, 2024, the last trading day of the Company’s 2024 fiscal year, was $220.20 per share.

*     Assumes that $100 was invested September 30, 2019 in shares of common stock and in each index, and that all dividends were reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

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
Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:
•Revenues. Our revenue is derived from the sales of both global services and products. Our global services revenue includes annual maintenance contracts, training and consulting services. The majority of our product revenues are derived from sales of our application security and delivery solutions including our BIG-IP software and systems, F5 NGINX software, and our F5 Distributed Cloud Services offerings. Our BIG-IP software solutions are sold both on a perpetual license and a subscription basis. We sell F5 NGINX on a subscription basis. F5 Distributed Cloud Services provides security, multicloud networking, and edge-based computing solutions and are offered on a subscription basis, under a unified software-as-a-service ("SaaS") platform.
We monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products, feature enhancements and consumption models are indicators of future trends. We also consider overall revenue concentration by geographic region as an additional indicator of current and future trends. In fiscal 2023 and as we entered fiscal 2024, continued customer budget constraints brought on by uncertainties in the macroeconomic environment led to delays in customer purchase decisions. The impact of these buying patterns led to softer demand for both our software and systems products and services. Over the course of fiscal 2024, we have seen customer demand stabilizing, however, we will continue to closely monitor the macroeconomic environment and its impacts on our business.
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
•Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The increase in cash and investments for fiscal year 2024 was primarily due to cash provided by operating activities of $792.4 million, partially offset by $500.6 million of cash used for the repurchase of outstanding common stock under our stock repurchase program and the payment of related excise taxes. Going forward, we believe the primary driver of cash flows will be net income from operations. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. Additionally, on January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of September 30, 2024, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
•Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in fiscal 2024 due to an increase in deferred subscription contracts, including SaaS and maintenance associated with licensed-based subscriptions, which includes sales as part of our Flex Consumption Program. Our days sales outstanding for the fourth quarter of fiscal year 2024 was 47. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
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
The following is a description of the principal activities from which we generate revenue:
Product
Revenue from the sale of our hardware and perpetual software products is generally recognized at a point in time when the product has been fulfilled and the customer is obligated to pay for the product. We also offer several products by subscription, either through term-based license agreements or as SaaS offerings. Revenue for term-based license agreements is recognized at a point in time when we deliver the software license to the customer and the subscription term has commenced. For our SaaS offerings, revenue is recognized ratably as the services are provided. Hardware, including the software run on those devices is considered systems revenue. Perpetual or subscription software offerings that are, or have the ability to be deployed on a standalone basis, along with our SaaS offerings, are considered software revenue. When rights of return are present and we cannot estimate returns, revenue is recognized when such rights of return lapse. Payment terms to customers are generally net 30 days to net 60 days.

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
Contract Acquisition Costs
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions on the initial PCS for hardware, perpetual software, and for term-based license subscription offerings are deferred and then amortized as an expense on a straight-line basis over the period of benefit. Sales commissions on SaaS subscription offerings are deferred and then amortized as an expense on a straight-line basis over the period of benefit. Management has determined the period of benefit to be 4.5 years for initial PCS on hardware and perpetual software offerings, and 3 to 5 years for subscription offerings.
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

	Years Ended September 30,
	2024	2023	2022
	(in thousands, except percentages)
Net revenues
Products	$1,272,795	$1,334,638	$1,317,117
Services	1,543,325	1,478,531	1,378,728
Total	$2,816,120	$2,813,169	$2,695,845
Percentage of net revenues
Products	45.2%	47.4%	48.9%
Services	54.8	52.6	51.1
Total	100.0%	100.0%	100.0%
Net Revenues. Total net revenues increased 0.1% in fiscal year 2024 from fiscal year 2023, compared to an increase of 4.4% in fiscal year 2023 from the prior year. Overall revenue growth for the year ended September 30, 2024 was due to an increase in service revenue driven by continued growth in maintenance contract renewals, partially offset by a decrease in product revenue. International revenues represented 47.1%, 47.1% and 44.8% of net revenues in fiscal years 2024, 2023 and 2022, respectively.
Net Product Revenues. Net product revenues decreased 4.6% in fiscal year 2024 from fiscal year 2023, compared to an increase of 1.3% in fiscal year 2023 from the prior year. The decrease of $61.8 million in net product revenues for fiscal year 2024 was due to a decrease in systems sales, partially offset by an increase in software revenue primarily from packaged software sales. The increase of $17.5 million in net product revenues for fiscal year 2023 was due to growth in systems revenue.

The following presents net product revenues by systems and software (in thousands):

	Years Ended September 30,
	2024	2023	2022
Net product revenues
Systems revenue	$537,318	$670,652	$651,902
Software revenue	735,477	663,986	665,215
Total net product revenue	$1,272,795	$1,334,638	$1,317,117
Percentage of net product revenues
Systems revenue	42.2%	50.2%	49.5%
Software revenue	57.8	49.8	50.5
Total net product revenue	100.0%	100.0%	100.0%
Software Revenues. As a component of net product revenues, software revenues increased 10.8% in fiscal year 2024, and remained relatively flat in fiscal year 2023, compared from the prior year.
The following presents software revenue by consumption model (in thousands):

	Years Ended September 30,
	2024	2023	2022
Software revenue
Subscriptions[1]	$623,675	$555,941	$521,809
Perpetual licenses	111,802	108,045	143,406
Total software revenue	$735,477	$663,986	$665,215
Percentage of software revenue
Subscriptions[1]	84.8%	83.7%	78.4%
Perpetual licenses	15.2	16.3	21.6
Total software revenue	100.0%	100.0%	100.0%
(1)    Subscriptions revenue includes revenue from SaaS and managed services and term-based subscriptions.
Net Service Revenues. Net service revenues increased 4.4% in fiscal year 2024 from fiscal year 2023, compared to an increase of 7.2% in fiscal year 2023 from the prior year. The increase of $64.8 million in service revenue for fiscal year 2024 was the result of the renewal of maintenance agreements associated with perpetual offerings as customers continue to utilize their assets for longer periods of time, as well as the realization of price increases from prior periods. The increase of $99.8 million in service revenue for fiscal year 2023 was the result of increased purchases or renewals of maintenance contracts driven by delayed purchase decisions in new product purchases by our install base and additions to our installed base of products. In addition, we also began to see the benefits of price increases put in place in fiscal 2022.
The following customers accounted for more than 10% of total net revenue:

	Years Ended September 30,
	2024	2023	2022
Ingram Micro, Inc.	16.3%	15.6%	20.0%
Synnex Corporation	15.9%	15.0%	13.4%
The following customers accounted for more than 10% of total receivables:

	September 30,
	2024	2023
Ingram Micro, Inc.	20.3%	—
Synnex Corporation	14.8%	16.0%
Carahsoft Technology Corporation	—	10.1%

No other customers accounted for more than 10% of total net revenue or receivables.

	Years Ended September 30,
	2024	2023	2022
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$336,237	$375,192	$319,713
Services	221,410	218,116	219,914
Total	557,647	593,308	539,627
Gross profit	$2,258,473	$2,219,861	$2,156,218
Percentage of net revenues and gross margin (as a percentage of related net revenue)
Products	26.4%	28.1%	24.3%
Services	14.3	14.8	16.0
Total	19.8	21.1	20.0
Gross margin	80.2%	78.9%	80.0%
Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, software-as-a-service infrastructure costs and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues decreased to $336.2 million in fiscal year 2024, down 10.4% from the prior year, primarily due to a decrease in systems revenue. Cost of net product revenues increased to $375.2 million in fiscal year 2023, up 17.4% from the prior year, primarily due to systems product revenue growth. In addition, we continued to experience component cost increases, expedite fees and other sourcing-related costs in fiscal 2023.
Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. Cost of net service revenues as a percentage of net service revenues decreased to 14.3% in fiscal year 2024 compared to 14.8% in fiscal year 2023 and 16.0% in fiscal year 2022. Professional services headcount at the end of fiscal 2024 increased to 1,093 from 1,046 at the end of fiscal 2023. Professional services headcount at the end of fiscal year 2023 decreased to 1,046 from 1,091 at the end of fiscal 2022. In addition, cost of net service revenues included stock-based compensation expense of $22.7 million, $22.2 million and $21.9 million for fiscal years 2024, 2023 and 2022, respectively.

	Years Ended September 30,
	2024	2023	2022
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$832,279	$878,215	$926,591
Research and development	490,120	540,285	543,368
General and administrative	268,828	263,405	274,558
Restructuring charges	8,655	65,388	7,909
Total	$1,599,882	$1,747,293	$1,752,426
Operating expenses (as a percentage of net revenue)
Sales and marketing	29.6%	31.2%	34.4%
Research and development	17.4	19.2	20.1
General and administrative	9.5	9.4	10.2
Restructuring charges	0.3	2.3	0.3
Total	56.8%	62.1%	65.0%
Sales and Marketing. Sales and marketing expenses consist of the salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expense decreased $45.9 million, or 5.2% in fiscal year 2024 from the prior year, as compared to a year-over-year decrease of $48.4 million, or 5.2% in fiscal 2023. The decrease in sales and marketing expense for fiscal year 2024 was primarily due to a decrease of $34.8 million in personnel costs, largely driven by a reduction in workforce as part of the third quarter of fiscal 2023 restructuring plan. Sales and marketing headcount at the end of fiscal year 2024 decreased to 2,165 from 2,170 at the end of fiscal year 2023. In fiscal year 2023, sales and marketing expense included a decrease of $18.4 million in personnel costs, as well as a decrease of $13.2 million in marketing spend as part of cost reductions implemented by management. Sales and marketing headcount at the end of fiscal year 2023 decreased to 2,170 from 2,500 at the end of fiscal year 2022. Sales and marketing expense included stock-based compensation expense of $84.5 million, $96.5 million and $104.3 million for fiscal years 2024, 2023 and 2022, respectively.
Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expense decreased $50.2 million, or 9.3% in fiscal year 2024 from the prior year, and remained relatively flat year-over-year in fiscal 2023. The decrease in research and development expense for fiscal year 2024 was primarily due to a decrease of $36.7 million in personnel costs, largely driven by reductions in workforce as part of the first quarter of fiscal 2024 and third quarter of fiscal 2023 restructuring plans. Research and development headcount at the end of fiscal year 2024 decreased to 2,037 from 2,095 at the end of fiscal year 2023, and decreased to 2,095 from 2,170 at the end of fiscal year 2022. Research and development expense included stock-based compensation expense of $60.3 million, $69.4 million and $71.8 million for fiscal years 2024, 2023 and 2022, respectively.
General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expense increased $5.4 million, or 2.1% in fiscal year 2024 from the prior year, as compared to a year-over-year decrease of $11.2 million, or 4.1% in fiscal 2023. The decrease in general and administrative expense for fiscal year 2024 was primarily due to a decrease of $6.5 million in fees paid for professional services. General and administrative headcount at the end of fiscal year 2024 increased to 875 from 855 at the end of fiscal year 2023. In fiscal year 2023, general and administrative expense included a decrease of $7.0 million in fees paid to outside consultants for legal, accounting and tax services. General and administrative headcount at the end of fiscal year 2023 decreased to 855 from 984 at the end of fiscal year 2022. General and administrative expense included stock-based compensation expense of $44.9 million, $41.1 million and $43.9 million for fiscal years 2024, 2023 and 2022, respectively.
Restructuring charges. In the first fiscal quarter of 2024, and the first and third fiscal quarters of 2023, we completed restructuring plans to better align strategic and financial objectives, optimize operations, and drive efficiencies for long-term growth and profitability. As a result of the first fiscal quarter of 2024 restructuring initiative, we recorded a charge of $8.7 million, net of adjustments, related to a reduction in workforce that is reflected in our results for fiscal 2024. As a result of the first and third fiscal quarters of 2023 restructuring initiatives, we recorded charges of $8.7 million and $56.7 million, respectively, related to a reduction in workforce and exit of leased space that is reflected in our results for fiscal 2023.

	Years Ended September 30,
	2024	2023	2022
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$658,591	$472,568	$403,792
Other income (expense), net	36,874	13,420	(18,399)
Income before income taxes	695,465	485,988	385,393
Provision for income taxes	128,687	91,040	63,233
Net income	$566,778	$394,948	$322,160
Other income and income taxes (as percentage of net revenue)
Income from operations	23.4%	16.8%	15.0%
Other income (expense), net	1.3	0.5	(0.7)
Income before income taxes	24.7	17.3	14.3
Provision for income taxes	4.6	3.3	2.3
Net income	20.1%	14.0%	12.0%
Other Income (Expense), Net. Other income (expense), net, consists primarily of interest income and expense and foreign currency transaction gains and losses. Other income (expense), net increased $23.5 million in fiscal year 2024, as compared to fiscal year 2023 and increased $31.8 million in fiscal year 2023, as compared to fiscal year 2022. The increase in other income (expense), net for fiscal year 2024 was primarily due to an increase in interest income of $16.8 million from our investments, and a decrease in interest expense of $3.2 million, compared to the prior year. In addition, foreign currency gains and losses improved by $2.1 million in fiscal year 2024, compared to the prior year. The increase in other income (expense), net for fiscal year 2023 as compared to fiscal year 2022 was primarily due to an increase in interest income of $16.5 million from our investments, and a decrease in interest expense of $5.5 million, compared to the prior year. In addition, foreign currency losses decreased $9.8 million for fiscal year 2023, compared to the prior year.
Provision for Income Taxes. We recorded an 18.5% provision for income taxes for fiscal year 2024, compared to 18.7% in fiscal year 2023 and 16.4% in fiscal year 2022. The increase in effective tax rate from fiscal year 2022 to 2023 and 2024 is primarily due to the tax impact from stock-based compensation and tax reserves.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. The net decrease in the valuation allowance of $4.3 million for fiscal year 2024 and net decrease of $2.2 million for fiscal year 2023 was primarily related to tax net operating losses and credits incurred in certain foreign jurisdictions, and state tax carryforwards. Our net deferred tax assets as of September 30, 2024, 2023 and 2022 were $358.8 million, $290.7 million, and $180.6 million, respectively.
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
Liquidity and Capital Resources
We have funded our operations with our cash balances and cash generated from operations.

	Years Ended September 30,
	2024	2023	2022
	(in thousands)
Liquidity and Capital Resources
Cash and cash equivalents and investments	$1,083,182	$808,391	$894,110
Cash provided by operating activities	792,419	653,409	442,631
Cash (used in) provided by investing activities	(59,214)	36,393	218,116
Cash used in financing activities	(457,002)	(653,299)	(476,508)
Cash and cash equivalents, short-term investments and long-term investments totaled $1,083.2 million as of September 30, 2024, compared to $808.4 million as of September 30, 2023, representing an increase of $274.8 million. The increase was primarily due to cash provided by operating activities of $792.4 million for fiscal 2024, partially offset by cash used for the repurchase of outstanding common stock and the payment of related excise taxes of $500.6 million. As of September 30, 2024, 62.9% of our cash and cash equivalents and investment balances were outside of the U.S. The cash and cash equivalents and investment balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. In fiscal year 2023, the decrease to cash and cash equivalents, short-term investments and long-term investments from the prior year was primarily due to cash used for the repayment of the Term Loan Facility, including the outstanding principal balance of $350.0 million, and all accrued, but unpaid interest outstanding of $3.0 million. In addition, $350.0 million of cash was used for the repurchase of outstanding common stock during fiscal year 2023. The decrease was partially offset by cash provided by operating activities of $653.4 million. As of September 30, 2023, 62.8% of our cash and cash equivalents and investment balances were outside of the U.S.
Cash provided by operating activities during fiscal year 2024 was $792.4 million compared to $653.4 million in fiscal year 2023 and $442.6 million in fiscal year 2022. Cash provided by operating activities resulted primarily from cash generated from net income, after adjusting for non-cash charges such as stock-based compensation, depreciation and amortization charges and changes in operating assets and liabilities. Cash provided by operating activities for fiscal year 2024 increased from the prior year primarily due to an increase in net income, as well as an increase in cash received from customers.
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

Cash used in investing activities during fiscal year 2024 was $59.2 million compared to cash provided by investing activities of $36.4 million in fiscal year 2023 and cash provided by investing activities of $218.1 million in fiscal year 2022. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions and capital expenditures. Cash used in investing activities for fiscal year 2024 was primarily the result of $32.9 million in cash paid for acquisitions and $30.4 million in capital expenditures related to maintaining our operations worldwide, partially offset by $6.2 million in maturities of investments. Cash provided by investing activities for fiscal year 2023 was primarily the result of $111.3 million in maturities of investments and $16.1 million in sales of investments, partially offset by $35.0 million in cash paid for acquisitions and $54.2 million in capital expenditures related to maintaining our operations worldwide. Cash provided by investing activities for fiscal year 2022 was primarily the result of $260.4 million in maturities of investments and $120.6 million in sales of investments, partially offset by $68.0 million cash paid for the acquisition Threat Stack in the first quarter of fiscal 2022 and purchases of investments of $61.3 million.
Cash used in financing activities was $457.0 million for fiscal year 2024, compared to cash used in financing activities of $653.3 million for fiscal year 2023 and cash used in financing activities of $476.5 million for fiscal year 2022. Cash used in financing activities for fiscal year 2024 included $500.6 million of cash used for the repurchase of outstanding common stock and the payment of related excise taxes, as well as $11.5 million in cash used for taxes related to the net share settlement of equity awards. Cash used in financing activities was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $55.1 million. Cash used in financing activities for fiscal year 2023 included $350.0 million of cash used for the repayment of the Term Loan Facility, as well as $350.0 million of cash used to repurchase shares. In addition, $13.2 million in cash was used for taxes related to net share settlement of equity awards. Cash used in financing activities was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $60.0 million. Cash used in financing activities for fiscal year 2022 included $500.0 million to repurchase shares under our Share Repurchase program, as well as $21.0 million in cash used for taxes related to net share settlement of equity awards and $20.0 million in cash used to make principal payments on our term loan. Cash used in financing activities was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $64.5 million.
On January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). We have the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. As of September 30, 2024, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million.
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
Obligations and Commitments
As of September 30, 2024, we had approximately $98.7 million of tax liabilities, including interest and penalties, related to uncertain tax positions (See Note 8 to our Consolidated Financial Statements). Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.
As of September 30, 2024, our principal commitments consisted of obligations outstanding under operating leases and purchase obligations with one of our component suppliers.
In October 2022, we entered into an unconditional purchase commitment with one of our suppliers for the delivery of systems components. Under the terms of the agreement, we are obligated to purchase $10 million of component inventory annually, with a total committed amount of $40 million over a four-year term. As of September 30, 2024, we had no remaining purchase commitments under the second year of the agreement. Our total non-cancelable long-term purchase commitments outstanding as of September 30, 2024 was $20.0 million.
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

Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This ASU expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this standard on our disclosures in the consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). This ASU requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this standard on our disclosures in the consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). This ASU requires new financial statement disclosures disaggregating prescribed expense categories within relevant income statement expense captions. ASU 2024-03 will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this standard on our disclosures in the consolidated financial statements.

Item 7A.Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk. Our current cash and cash equivalents consist of money market funds as allowed and specified in our investment policy guidelines. Due to the current nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. Therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in interest rates.
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

Item 8.Financial Statements and Supplementary Data
F5, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of F5, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of F5, Inc. and its subsidiaries (the "Company") as of September 30, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition for Certain Products and Services
As described in Note 1 to the consolidated financial statements, the Company sells hardware and perpetual software products and offers several products by subscription, either through term-based license agreements or as SaaS offerings. Evidence of a contract generally consists of a purchase order issued pursuant to the terms and conditions of a distributor, reseller or end user agreement. The purchase price stated in an agreed upon purchase order is generally representative of the transaction price. The transaction price in a contract is allocated based upon the relative standalone selling price of each distinct performance obligation identified in the contract. Revenue is recognized at the time the related performance obligation is satisfied by transferring control of promised products and services to a customer. Revenue from the sale of the Company's hardware and perpetual software products is generally recognized at a point in time when the product has been fulfilled and the customer is obligated to pay for the product. Revenue for term-based license agreements is recognized at a point in time, when the Company delivers the software license to the customer and the subscription term has commenced. Revenue for SaaS offerings is recognized ratably as the services are provided. Revenue for post-contract customer support is recognized on a straight-line basis over the service contract term. The Company’s products and services revenue was $1,273 million and $1,543 million, respectively, for the year ended September 30, 2024, of which the majority relates to revenue recognition for certain products and services.
The principal considerations for our determination that performing procedures relating to revenue recognition for certain products and services is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) testing certain product and service revenue recognized for a sample of transactions by obtaining and inspecting source documents, such as purchase orders, invoices, and proof of shipments or delivery, where applicable, (ii) evaluating, on a test basis, manual adjustments made related to certain contracts; (iii) testing management’s process for determining and allocating standalone selling price to identified performance obligations and testing the completeness and accuracy of the underlying data used by management; (iv) testing the calculation of certain product and service revenue recognized; and (v) confirming a sample of outstanding customer invoice balances as of September 30, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment or delivery, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
November 18, 2024
We have served as the Company’s auditor since 1996.

F5, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$1,074,602	$797,163
Short-term investments	—	6,160
Accounts receivable, net of allowances of $4,585 and $3,561	389,024	454,832
Inventories	76,378	35,874
Other current assets	569,467	554,744
Total current assets	2,109,471	1,848,773
Property and equipment, net	150,943	170,422
Operating lease right-of-use assets	178,180	195,471
Long-term investments	8,580	5,068
Deferred tax assets	365,951	295,308
Goodwill	2,312,362	2,288,678
Other assets, net	487,517	444,613
Total assets	$5,613,004	$5,248,333
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$67,894	$63,315
Accrued liabilities	300,076	282,890
Deferred revenue	1,121,683	1,126,576
Total current liabilities	1,489,653	1,472,781
Deferred tax liabilities	7,179	4,637
Deferred revenue, long-term	676,276	648,545
Operating lease liabilities, long-term	215,785	239,565
Other long-term liabilities	94,733	82,573
Total long-term liabilities	993,973	975,320
Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 58,094 and 59,207 shares issued and outstanding	5,889	24,399
Accumulated other comprehensive loss	(20,912)	(23,221)
Retained earnings	3,144,401	2,799,054
Total shareholders’ equity	3,129,378	2,800,232
Total liabilities and shareholders’ equity	$5,613,004	$5,248,333
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Years Ended September 30,
	2024	2023	2022
Net revenues
Products	$1,272,795	$1,334,638	$1,317,117
Services	1,543,325	1,478,531	1,378,728
Total	2,816,120	2,813,169	2,695,845
Cost of net revenues
Products	336,237	375,192	319,713
Services	221,410	218,116	219,914
Total	557,647	593,308	539,627
Gross profit	2,258,473	2,219,861	2,156,218
Operating expenses
Sales and marketing	832,279	878,215	926,591
Research and development	490,120	540,285	543,368
General and administrative	268,828	263,405	274,558
Restructuring charges	8,655	65,388	7,909
Total	1,599,882	1,747,293	1,752,426
Income from operations	658,591	472,568	403,792
Other income (expense), net	36,874	13,420	(18,399)
Income before income taxes	695,465	485,988	385,393
Provision for income taxes	128,687	91,040	63,233
Net income	$566,778	$394,948	$322,160
Net income per share — basic	$9.65	$6.59	$5.34
Weighted average shares — basic	58,720	59,909	60,274
Net income per share — diluted	$9.55	$6.55	$5.27
Weighted average shares — diluted	59,359	60,270	61,097
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended September 30,
	2024	2023	2022

Net income	$566,778	$394,948	$322,160
Other comprehensive income (loss):
Foreign currency translation adjustment	2,227	1,477	(4,502)
Available-for-sale securities:
Unrealized gains (losses) on securities, net of taxes of $18, $286, and $(160) for the years ended September 30, 2024, 2023, and 2022, respectively	82	2,090	(1,449)
Reclassification adjustment for realized losses included in net income, net of taxes of $0, $78, and $48 for the years ended September 30, 2024, 2023, and 2022, respectively	—	(612)	(152)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	82	1,478	(1,601)
Total other comprehensive income (loss)	2,309	2,955	(6,103)
Comprehensive income	$569,087	$397,903	$316,057
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount

Balances, September 30, 2021	60,652	$192,458	$(20,073)	$2,187,828	$2,360,213
Exercise of employee stock options	143	3,613	—	—	3,613
Issuance of stock under employee stock purchase plan	412	60,927	—	—	60,927
Issuance of restricted stock	1,368	—	—	—	—
Repurchase of common stock	(2,611)	(394,141)	—	(105,882)	(500,023)
Taxes paid related to net share settlement of equity awards	(104)	(21,025)	—	—	(21,025)
Stock-based compensation	—	249,216	—	—	249,216
Net income	—	—	—	322,160	322,160
Other comprehensive loss	—	—	(6,103)	—	(6,103)
Balances, September 30, 2022	59,860	$91,048	$(26,176)	$2,404,106	$2,468,978
Exercise of employee stock options	56	1,491	—	—	1,491
Issuance of stock under employee stock purchase plan	501	58,468	—	—	58,468
Issuance of restricted stock	1,335	—	—	—	—
Repurchase of common stock	(2,454)	(350,049)	—	—	(350,049)
Taxes paid related to net share settlement of equity awards	(91)	(13,209)	—	—	(13,209)
Stock-based compensation	—	236,650	—	—	236,650
Net income	—	—	—	394,948	394,948
Other comprehensive income	—	—	2,955	—	2,955
Balances, September 30, 2023	59,207	$24,399	$(23,221)	$2,799,054	$2,800,232
Exercise of employee stock options	50	1,475	—	—	1,475
Issuance of stock under employee stock purchase plan	437	53,604	—	—	53,604
Issuance of restricted stock	1,294	—	—	—	—
Repurchase of common stock, including excise taxes	(2,824)	(281,174)	—	(221,431)	(502,605)
Taxes paid related to net share settlement of equity awards	(70)	(11,523)	—	—	(11,523)
Stock-based compensation	—	219,108	—	—	219,108
Net income	—	—	—	566,778	566,778
Other comprehensive income	—	—	2,309	—	2,309
Balances, September 30, 2024	58,094	$5,889	$(20,912)	$3,144,401	$3,129,378
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2024	2023	2022
Operating activities
Net income	$566,778	$394,948	$322,160
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	219,108	236,650	249,216
Depreciation and amortization	106,991	112,702	115,609
Non-cash operating lease costs	33,041	38,528	38,735
Deferred income taxes	(68,523)	(108,521)	(40,244)
Impairment of assets	—	3,455	6,175
Other	(962)	1,372	1,267
Changes in operating assets and liabilities (excluding effects of the acquisition of businesses):
Accounts receivable	63,953	16,704	(130,605)
Inventories	(40,504)	32,491	(46,310)
Other current assets	(14,038)	(64,959)	(144,628)
Other assets	(91,964)	16,591	(87,008)
Accounts payable and accrued liabilities	40,368	(63,100)	19,163
Deferred revenue	22,838	81,741	191,147
Lease liabilities	(44,667)	(45,193)	(52,046)
Net cash provided by operating activities	792,419	653,409	442,631
Investing activities
Purchases of investments	(2,100)	(1,789)	(61,284)
Maturities of investments	6,237	111,330	260,357
Sales of investments	—	16,085	120,578
Acquisition of businesses, net of cash acquired	(32,939)	(35,049)	(67,911)
Purchases of property and equipment	(30,412)	(54,184)	(33,624)
Net cash (used in) provided by investing activities	(59,214)	36,393	218,116
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	55,079	59,959	64,540
Payments for repurchase of common stock, including excise taxes	(500,558)	(350,049)	(500,023)
Payments on term debt agreement	—	(350,000)	(20,000)
Taxes paid related to net share settlement of equity awards	(11,523)	(13,209)	(21,025)
Net cash used in financing activities	(457,002)	(653,299)	(476,508)
Net increase in cash, cash equivalents and restricted cash	276,203	36,503	184,239
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,302	2,125	(6,365)
Cash, cash equivalents and restricted cash, beginning of year	800,835	762,207	584,333
Cash, cash equivalents and restricted cash, end of year	$1,078,340	$800,835	$762,207

	Years Ended September 30,
	2024	2023	2022
Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$181,635	$191,569	$110,036
Cash paid for amounts included in the measurement of operating lease liabilities	53,346	52,893	58,592
Cash paid for interest on long-term debt	—	2,970	7,981
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$12,927	$10,544	$20,778
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
Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples of estimates and assumptions include: revenue recognition, identifying and evaluating the performance obligations of contracts, and the allocation of purchase consideration based on the relative fair value of standalone sales prices of these performance obligations; business combinations, including the determination of fair value for acquired developed technology assets and the evaluation and selection of significant assumptions such as revenue growth rate and technology migration curve; and the incremental borrowing rate for measuring lease obligations. Actual results may differ materially from management's estimates and assumptions.
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

Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses for any potential uncollectible amounts. The allowance for credit losses is based on the assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for credit losses on a collective basis by considering the age of each outstanding invoice, each customer’s expected ability to pay and collection history, current market conditions, and reasonable and supportable forecasts of future economic conditions to determine whether the allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. For fiscal years ended September 30, 2024 and 2023, the allowance for credit losses was not material.
Unbilled Receivables
Unbilled receivables represent amounts related to the Company's unconditional right to consideration associated with contracts with customers that have not yet been billed. Unbilled receivables are converted to accounts receivable at the point in time when the Company has the contractual right to invoice its customers. As of September 30, 2024, unbilled receivables that are expected to be reclassified to accounts receivable within the next 12 months are included in other current assets, with those expected to be transferred to accounts receivables in more than 12 months included in other assets.
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
Fair Value of Financial Instruments
Short-term and long-term investments are recorded at fair value as the underlying securities are classified as available-for-sale with any unrealized gains or losses being recorded to other comprehensive income (loss). The fair value for securities held is determined using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.
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
For its annual impairment test performed in the second quarter of fiscal 2024, the Company completed a quantitative assessment and determined that there was no impairment of goodwill. The Company also considered potential impairment indicators of goodwill at September 30, 2024 and noted no indicators of impairment.
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
Internal-Use Software
The Company capitalizes costs incurred during the application development stage associated with the development of internal-use software systems. The capitalized costs are then amortized over the estimated useful life of the software, which is generally three to ten years, and are included in other assets, net in the accompanying consolidated balance sheets.
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
•Identify the performance obligations in the contract. Performance obligations are identified in the Company's contracts and may include hardware, hardware-based software, software-only solutions, cloud-based subscription services as well as a broad range of service performance obligations including consulting, training, installation and maintenance.

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
Revenue is recognized net of any taxes collected, which are subsequently remitted to governmental authorities. Shipping and handling fees charged to the Company’s customers are recognized as product revenue in the period shipped and the related costs for providing these services are recorded as a cost of product revenues.
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
Contract Acquisition Costs
Sales commissions earned by the Company's sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions on the initial PCS for hardware, perpetual software, and for term-based license subscription offerings are deferred and then amortized as an expense on a straight-line basis over the period of benefit. Sales commissions on SaaS subscription offerings are deferred and then amortized as an expense on a straight-line basis over the period of benefit. Management has determined the period of benefit to be 4.5 years for initial PCS on hardware and perpetual software offerings, and 3 to 5 years for subscription offerings.
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
Advertising
Advertising costs are expensed as incurred. The Company incurred $5.4 million, $8.9 million and $15.4 million in advertising costs during the fiscal years 2024, 2023 and 2022, respectively.
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
The Company assesses whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized in the financial statements from such a position is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company adjusts these liabilities based on a variety of factors, including the evaluation of information not previously available. These adjustments are reflected as increases or decreases to income tax expense in the period in which new information is available.
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
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period of exchange and are recorded in other income, net. The net effect of foreign currency gains and losses was not material during the fiscal years ended September 30, 2024, 2023 and 2022.
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
Comprehensive Income
Comprehensive income includes certain changes in equity that are excluded from net income, specifically, unrealized gains or losses on securities and foreign currency translation adjustments. These changes are included in accumulated other comprehensive income or loss.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This ASU expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures in the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). This ASU requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures in the consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). This ASU requires new financial statement disclosures disaggregating prescribed expense categories within relevant income statement expense captions. ASU 2024-03 will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures in the consolidated financial statements.
2. Revenue from Contracts with Customers
Capitalized Contract Acquisition Costs
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the years ended September 30, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Balance, beginning of year	$66,468	$77,220	$77,836
Additional capitalized contract acquisition costs	35,173	26,960	37,897
Amortization of capitalized contract acquisition costs	(35,383)	(37,712)	(38,513)
Balance, end of year	$66,258	$66,468	$77,220
Amortization of capitalized contract acquisition costs was $35.4 million, $37.7 million, and $38.5 million for the years ended September 30, 2024, 2023, and 2022, respectively, and is recorded in Sales and Marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.
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
The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the years ended September 30, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Balance, beginning of year	$1,775,121	$1,691,580	$1,489,842
Amounts added but not recognized as revenues	1,179,350	1,162,698	1,167,143
Deferred revenue acquired through acquisition of businesses	—	1,800	10,591
Revenues recognized related to the opening balance of deferred revenue	(1,156,512)	(1,080,957)	(975,996)
Balance, end of year	$1,797,959	$1,775,121	$1,691,580

Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. The composition of unsatisfied performance obligations consists mainly of deferred service revenue, and to a lesser extent, deferred product revenue, for which the Company has an obligation to perform, and has not yet recognized as revenue in the consolidated financial statements. As of September 30, 2024, the total non-cancelable remaining performance obligations under the Company's contracts with customers was $1.8 billion and the Company expects to recognize revenues on approximately 62.4% of these remaining performance obligations over the next 12 months, 23.2% in year two, and the remaining balance thereafter.
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
Fiscal Year 2022 Acquisition of Threat Stack, Inc.
In October 2021, the Company acquired Threat Stack, Inc. ("Threat Stack"), a provider of cloud security and workload protection solutions. The addition of Threat Stack’s cloud security capabilities to F5’s application and API protection solutions enhances visibility across application infrastructure and workloads to deliver more actionable security insights for customers.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2024 and 2023, were as follows (in thousands):

			Gross Unrealized			Classification on Balance Sheet
As of September 30, 2024	Fair Value Level	Cost or Amortized Cost	Gains	Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Changes in fair value recorded in other comprehensive income (loss)
Money Market Funds	Level 1	$437,273	$—	$—	$437,273	$437,273	$—	$—
Total debt investments		$437,273	$—	$—	$437,273	$437,273	$—	$—
Changes in fair value recorded in other net income (expense)
Equity investments	*				$8,580	$—	$—	$8,580
Total equity investments					8,580	—	—	8,580
Total investments					$445,853	$437,273	$—	$8,580
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
Interest income from cash, cash equivalents, and investments was $35.1 million, $18.2 million and $1.7 million for the years ended September 30, 2024, 2023, and 2022, respectively. Interest income is included in other income (expense), net on the Company's consolidated income statements. Unrealized losses on investments held for a period greater than 12 months at September 30, 2024 and 2023 were not material.
The Company invests in debt securities that are rated investment grade. The Company reviews the individual debt securities in its portfolio to determine whether a credit loss exists by comparing the extent to which the fair value is less than the amortized cost and considering any changes to ratings of a debt security by a ratings agency. The Company determined that as of September 30, 2024, there were no credit losses on any investments within its portfolio.
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
The Company did not recognize any other impairment charges related to non-financial long-lived assets for the years ended September 30, 2024, 2023, and 2022.
5. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s consolidated statements of cash flows for the periods presented (in thousands):

	September 30,
	2024	2023
Cash and cash equivalents	$1,074,602	$797,163
Restricted cash included in other assets, net	3,738	3,672
Total cash, cash equivalents and restricted cash	$1,078,340	$800,835
Inventories
Inventories consist of the following (in thousands):

	September 30,
	2024	2023
Finished goods	$27,922	$11,699
Raw materials	48,456	24,175
	$76,378	$35,874

Other Current Assets
Other current assets consist of the following (in thousands):

	September 30,
	2024	2023
Unbilled receivables	$401,104	$374,113
Prepaid expenses	93,467	84,506
Capitalized contract acquisition costs	32,681	31,206
Other[1]	42,215	64,919
	$569,467	$554,744
(1)    As of September 30, 2023, includes a deposit of $36.2 million, used to support the working capital needs of the Company’s primary contract manufacturer's procurement of components used in the manufacturing of system hardware. As of September 30, 2024, the Company had no deposits with the Company's primary contract manufacturer.
Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30,
	2024	2023
Computer equipment	$206,861	$189,555
Software	71,690	78,184
Office furniture and equipment	44,776	44,525
Leasehold improvements	186,179	185,225
	509,506	497,489
Accumulated depreciation and amortization	(358,563)	(327,067)
	$150,943	$170,422
Depreciation and amortization expense totaled approximately $49.3 million, $53.3 million, and $56.0 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.
Goodwill
Changes in the carrying amount of goodwill during fiscal years 2024 and 2023 are summarized as follows (in thousands):

Balance, September 30, 2022	$2,259,282
Other business acquisitions	29,396
Balance, September 30, 2023	2,288,678
Other business acquisitions	23,684
Balance, September 30, 2024	$2,312,362
Other Assets
Other assets consist of the following (in thousands):

	September 30,
	2024	2023
Intangible assets	$111,576	$150,969
Unbilled receivables	277,965	202,838
Capitalized contract acquisition costs	33,577	35,263
Other	64,399	55,543
	$487,517	$444,613

Intangible assets are included in other assets on the consolidated balance sheets and consist of the following (in thousands):

	September 30, 2024			September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$287,431	$(192,967)	$94,464	$319,368	$(190,135)	$129,233
Customer relationships	17,700	(10,034)	7,666	45,642	(33,298)	12,344
Patents and trademarks	9,795	(3,629)	6,166	13,699	(9,658)	4,041
Trade names	15,473	(12,193)	3,280	15,473	(10,122)	5,351
Non-compete covenants	1,960	(1,960)	—	1,960	(1,960)	—
	$332,359	$(220,783)	$111,576	$396,142	$(245,173)	$150,969
There were no intangible asset impairment charges for the years ended September 30,2024 and 2023. During the year ended September 30, 2022, as a result of a planned change in the use of the asset, the Company recorded an impairment of $6.2 million against the Shape trade name intangible asset, which was reflected in the Sales and Marketing line item on the Company's consolidated income statement.
Amortization expense related to intangible assets was $24.4 million, $29.1 million, and $36.4 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.
For intangible assets held as of September 30, 2024, amortization expense for the five succeeding fiscal years is as follows (in thousands):

2025	$42,101
2026	37,346
2027	19,165
2028	6,729
2029	2,067
$107,408
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30,
	2024	2023
Payroll and benefits	$171,571	$152,898
Operating lease liabilities, current	33,779	41,421
Income and other tax accruals	45,247	34,504
Other	49,479	54,067
	$300,076	$282,890
Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	September 30,
	2024	2023
Income taxes payable	$85,461	$73,751
Other	9,272	8,822
	$94,733	$82,573

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
On December 15, 2022, the Company voluntarily prepaid, in full, all borrowings under the Term Loan Facility, including the outstanding principal balance of $350.0 million, and all accrued, but unpaid interest outstanding of $3.0 million. All remaining debt issuance costs were amortized to interest expense in connection with the prepayment. As a result of the payoff of its Term Loan Facility, the Company was released of any and all obligations, maintenance of covenants, and indebtedness under the Term Credit Agreement. The weighted average interest rate on the principal amount under the Term Loan Facility outstanding balance was 4.072% for the period of October 1, 2022 to December 15, 2022 and 2.190% for the fiscal year ended September 30, 2022.
Revolving Credit Agreement
On January 31, 2020, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). The Company has the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. Historically, borrowings under the Revolving Credit Facility bore interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. On May 26, 2023, the Company amended the Revolving Credit Agreement as a result of the cessation of the LIBOR borrowing reference rate. The amendment modified and directly replaced the LIBOR borrowing reference rate within the Revolving Credit Agreement to the Secured Overnight Financing Rate ("SOFR"). After the amendment, borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, (a) SOFR plus 0.10%, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. The Revolving Credit Agreement also requires payment of a commitment fee calculated at a rate per annum of 0.125% to 0.300% depending on the Company's leverage ratio on the undrawn portion of the Revolving Credit Facility. Commitment fees incurred during fiscal years 2024, 2023 and 2022 were not material.
The Revolving Credit Facility matures on January 31, 2025, at which time any remaining outstanding principal of borrowings under the Revolving Credit Facility is due. The Company has the option to request up to two extensions of the maturity date in each case for an additional period of one year. Among certain affirmative and negative covenants provided in the Revolving Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. As of September 30, 2024, the Company was in compliance with all covenants. As of September 30, 2024, there were no outstanding borrowings under the Revolving Credit Facility, and the Company had available borrowing capacity of $350.0 million.
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

The components of the Company's operating lease expenses for the years ended September 30, 2024, 2023, and 2022 were as follows (in thousands):

	Fiscal year ended September 30,
	2024	2023	2022
Operating lease expense	$40,655	$47,036	$47,302
Short-term lease expense	2,791	2,986	2,465
Variable lease expense	23,268	23,139	23,209
Total lease expense	$66,714	$73,161	$72,976
Variable lease expense primarily consists of common area maintenance, real estate taxes and parking expenses.
Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

	September 30,
	2024	2023
Operating lease right-of-use assets, net	$178,180	$195,471

Operating lease liabilities, current[1]	33,779	41,421
Operating lease liabilities, long-term	215,785	239,565
Total operating lease liabilities	$249,564	$280,986

Weighted average remaining lease term (in years)	7.9	8.6
Weighted average discount rate	2.94%	2.77%
(1)Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheets.
As of September 30, 2024, the future operating lease payments for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2025	$40,695
2026	37,677
2027	34,217
2028	29,621
2029	26,748
Thereafter	112,351
Total lease payments	281,309
Less: imputed interest	(31,745)
Total lease liabilities	$249,564
Operating lease liabilities above do not include sublease income. As of September 30, 2024, the Company expects to receive sublease income of approximately $6.1 million, which consists of $4.4 million to be received in fiscal year 2025 and $1.7 million to be received in fiscal year 2026.
During the year ended September 30, 2023, the Company recorded an impairment of $3.5 million against the operating lease right-of-use asset related to its third quarter of fiscal 2023 restructuring plan, see Note 13, Restructuring Charges. There were no impairments against right-of-use assets for the years ended September 30, 2024 and 2022.
As of September 30, 2024, the Company had no significant operating leases that were executed but not yet commenced.

8. Income Taxes
The United States and international components of income before income taxes are as follows (in thousands):

	Years Ended September 30,
	2024	2023	2022
United States	$430,532	$268,314	$217,323
International	264,933	217,674	168,070
	$695,465	$485,988	$385,393
The provision for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2024	2023	2022
Current
U.S. federal	$99,745	$115,170	$35,259
State	17,957	18,359	14,592
Foreign	79,200	66,053	54,079
Total	196,902	199,582	103,930
Deferred
U.S. federal	(51,968)	(89,280)	(28,721)
State	(11,100)	(18,576)	(11,332)
Foreign	(5,147)	(686)	(644)
Total	(68,215)	(108,542)	(40,697)
	$128,687	$91,040	$63,233
The effective tax rate differs from the U.S. federal statutory rate as follows (in thousands):

	Years Ended September 30,
	2024	2023	2022
Income tax provision at statutory rate	$146,048	$102,058	$80,933
State taxes, net of federal benefit	10,548	6,806	6,012
Foreign-derived intangible income deduction	(28,036)	(30,086)	(19,886)
Tax impact of foreign earnings	7,359	9,856	(1,549)
Research and development and other credits	(14,748)	(17,654)	(19,763)
Stock-based and other compensation	8,145	20,145	15,070
Other	(629)	(85)	2,416
	$128,687	$91,040	$63,233
The Company does not maintain an indefinite reinvestment assertion on unremitted foreign earnings and has recorded a deferred tax liability for any estimated foreign, federal, or state tax liabilities associated with a future repatriation of foreign earnings.
The Company benefits from tax incentive arrangements in certain foreign jurisdictions, which expire in fiscal years 2026 to 2034. The tax incentive agreements are conditional upon meeting certain operational, employment, and investment requirements. These arrangements decreased foreign taxes by $7.2 million, $6.0 million and $8.5 million, and increased diluted earnings per common share by $0.12, $0.10 and $0.14 for the years ended September 30, 2024, 2023 and 2022, respectively.

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	Years Ended September 30,
	2024	2023
Deferred tax assets
Net operating loss carry-forwards	$34,787	$40,201
Capitalized research and development costs	337,626	267,744
Accrued compensation and benefits	13,493	11,995
Stock-based compensation	8,606	8,875
Deferred revenue	39,042	42,544
Lease liabilities	53,945	62,405
Other accruals and reserves	28,729	22,723
Tax credit carryforwards	25,052	23,883
Depreciation	1,507	531
	542,787	480,901
Valuation allowance	(39,651)	(43,942)
	503,136	436,959
Deferred tax liabilities
Purchased intangibles	(53,047)	(55,519)
Depreciation	(29,441)	(28,113)
Deferred costs	(10,752)	(11,031)
Lease assets	(36,610)	(41,709)
Other accruals and reserves	(14,514)	(9,916)
	(144,364)	(146,288)

Net deferred tax assets	$358,772	$290,671
At September 30, 2024, the Company had foreign net operating loss carryforwards of approximately $54.9 million that can be carried forward indefinitely, and $0.2 million that will expire in fiscal year 2039. The Company had $69.5 million of federal net operating loss carryforwards, of which $53.3 million can be carried forward indefinitely and $16.2 million that will expire in fiscal years 2033 to 2038. The annual utilization of the federal net operating loss carryforwards is limited under Internal Revenue Code Section 382. The Company also had $199.3 million of state net operating loss carryforwards, of which $45.5 million can be carried forward indefinitely and $153.8 million will expire in fiscal years 2029 to 2043. In addition, there are $0.4 million of foreign credit carryforwards that can be carried forward indefinitely, $2.6 million of foreign credit carryforwards that will expire in fiscal years 2025 to 2039, $3.5 million of federal credit carryforwards that will expire in fiscal years 2033 to 2043, $33.9 million of state tax credit carryforwards that can be carried forward indefinitely, and $3.4 million of state tax credit carryforwards that will expire in fiscal years 2032 to 2039. Management believes that it is more likely than not that the benefit from certain foreign net operating loss and credit carryforwards and state tax net operating loss and credit carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance on the deferred tax assets relating to these carryforwards. The net change in the total valuation allowance was a decrease of $4.3 million and a decrease of $2.2 million for years ended September 30, 2024 and 2023, respectively.
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

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal years 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Balance, beginning of period	$79,167	$66,840	$70,814
Gross increases related to prior period tax positions	7,939	4,270	4,816
Gross decreases related to prior period tax positions	(7,659)	(70)	(10,538)
Gross increases related to current period tax positions	8,494	9,224	10,203
Decreases relating to settlements with tax authorities	(50)	(300)	—
Reductions due to lapses of statute of limitations	(1,014)	(797)	(8,455)
Balance, end of period	$86,877	$79,167	$66,840
The total amount of gross unrecognized tax benefits was $86.9 million, $79.2 million, and $66.8 million as of September 30, 2024, 2023, and 2022, respectively, of which, $56.2 million, $51.2 million, and $43.2 million, if recognized, would affect the effective tax rate. There is a reasonable possibility that the Company’s unrecognized tax benefits will change within twelve months due to audit settlements or the expiration of statute of limitations, but the Company does not expect the change to be material to the consolidated financial statements.
The Company recognizes interest and, if applicable, penalties (not included in the “unrecognized tax benefits” table above) for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense. In the years ended September 30, 2024, 2023 and 2022, the Company recorded approximately a $5.6 million increase, $3.3 million increase and $1.5 million decrease, respectively, of interest and penalty expense related to uncertain tax positions. As of September 30, 2024 and 2023, the Company had a cumulative balance of accrued interest and penalties on unrecognized tax positions of $11.8 million and $6.2 million, respectively.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2018. Major jurisdictions where there are wholly owned subsidiaries of F5, Inc. which require income tax filings include the United Kingdom, Singapore, Israel, and India. The earliest periods open for review by local taxing authorities are fiscal years 2022 for the United Kingdom, 2019 for Singapore, 2018 for Israel, and 2018 for India. The Company is currently under audit by the Internal Revenue Service for fiscal year 2019, by various states for fiscal years 2018 through 2022, and by various foreign jurisdictions including India for fiscal years 2018 to 2023, Israel for fiscal years 2018 to 2022, Saudi Arabia for fiscal years 2015 to 2020, and Singapore for fiscal years 2019 to 2022.
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
The following table summarizes the Company's repurchases and retirements of its common stock under its Stock Repurchase Program (in thousands, except per share data):

	Years Ended September 30,
	2024	2023	2022
Shares repurchased	2,824	2,454	2,611
Average price per share	$177.08	$142.62	$191.47
Amount repurchased	$500,056	$350,049	$500,023
As of September 30, 2024, the Company had $422.4 million remaining authorized to purchase shares under its share repurchase program.

10. Stock-based Compensation
The Company recognized $219.1 million, $236.7 million and $249.2 million of stock-based compensation expense for the fiscal years ended September 30, 2024, 2023 and 2022, respectively. The income tax benefit recognized on stock-based compensation within income tax expense was $44.4 million, $44.7 million and $47.3 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively. As of September 30, 2024, there was $171.2 million of total unrecognized stock-based compensation cost, the substantial majority of which will be recognized over approximately two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees. On October 31, 2024, the Company’s Board of Directors and Talent and Compensation Committee approved 748,580 RSUs to employees and executive officers pursuant to the Company’s annual equity awards program.
Company has adopted a number of stock-based compensation plans as discussed below.
2011 Employee Stock Purchase Plan. In April 2012, the Board of Directors amended and restated the Company’s 1999 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan. A total of 12,000,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than 10,000 shares during an offering period. In addition, no employee may purchase more than $25,000 worth of stock, determined by the fair market value of the shares at the time such option is granted, in one calendar year. The Employee Stock Purchase Plan has been implemented in a series of offering periods, each 6 months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. As of September 30, 2024 there were 2,007,597 shares available for awards under the Employee Stock Purchase Plan.
In determining the fair value of the right to purchase under the Employee Stock Purchase Plan, the Company uses the Black-Scholes option pricing model that employs the following key assumptions:

Employee Stock Purchase Plan Years Ended September 30,
	2024	2023	2022
Risk-free interest rate	5.28% - 5.52%	3.18% - 4.90%	0.05% - 0.62%
Expected dividend	—	—	—
Expected term	0.5 years	0.5 years	0.5 years
Expected volatility	18.19% - 20.32%	33.02% - 38.15%	26.34% - 31.57%
Acquisition Related Incentive Plans. In connection with the Company’s acquisitions, the Company has adopted acquisition equity incentive plans and assumed equity incentive plans of certain acquired companies and equity awards granted under such assumed equity incentive plans with awards under such plans being settled in shares of the Company’s common stock. All of these acquisition equity incentive plans and assumed equity incentive plans of acquired companies have been terminated and no additional equity awards will be issued under any of these plans. As of September 30, 2024, there were 19, 4,679, 2,351 and 20,601 stock units outstanding under the Nginx, Volterra, Threat Stack and Lilac Cloud acquisition plans, respectively. As of September 30, 2024, there were options to purchase 3,374, 31,363, 18,406 and 947 shares outstanding under the Nginx, Shape, Volterra and Lilac Cloud assumed plans, respectively, and 1,059 stock units outstanding under the Volterra assumed plan.
F5, Inc. Incentive Plan. In March 2022, the Company adopted the F5, Inc. Incentive Plan, or the Plan, which amended and restated the 2014 Incentive Plan. The Plan provides for discretionary grants of stock options, stock units and other equity and cash-based awards for employees, including officers, directors and consultants. A total of 27,880,000 shares of common stock have been reserved for issuance under the Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. During the fiscal year 2024, the Company issued no stock options, 122,841 performance stock units and 1,459,527 restricted stock units under the Plan. As of September 30, 2024, there were no options outstanding, 213,776 performance stock units outstanding, 1,312,328 restricted stock units outstanding and 3,952,900 shares available for new awards under the Plan.

A summary of restricted stock unit activity under the Plan is as follows:

	Performance Stock Units		Restricted Stock Units
	Outstanding Performance Stock Units	Weighted Average Grant Date Fair Value	Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, September 30, 2023	199,918	$159.37	1,225,386	$156.89
Units granted	122,841	152.14	1,459,527	156.32
Units vested	(90,274)	153.03	(1,143,299)	177.69
Units cancelled	(18,709)	178.05	(229,286)	155.22
Balance, September 30, 2024	213,776	$155.63	1,312,328	$158.22
A majority of the restricted stock units the Company grants to its employees vest quarterly over a two-year period. The performance stock units, restricted stock units and stock options under all plans were granted during fiscal years 2024, 2023 and 2022 with a per-share weighted average fair value of $155.99, $144.78 and $206.13, respectively. The fair value of performance stock units and restricted stock units vested during fiscal years 2024, 2023 and 2022 was $228.1 million, $195.9 million and $262.4 million, respectively. In determining the fair value of the portion of the performance awards based on Total Shareholder Return, the Company uses a Monte Carlo simulation model that employs the following key assumptions:

				Expected Volatility
	Fair Value	Expected Term	Risk-Free		Index	Expected
Grant Date	per Share	(in years)	Interest Rate	F5	Members	Dividend
November 1, 2023
Tranche 1	$192.58	0.91	5.32%	22.60%	27.66%	—
Tranche 2	$203.37	1.91	4.93%	31.25%	32.35%	—
Tranche 3	$210.37	2.91	4.72%	29.55%	30.88%	—
As of September 30, 2024, the following annual equity grants for executive officers or a portion thereof are outstanding:

Grant Date	RSUs Granted	Vesting Schedule	Vesting Period	Date Fully Vested
November 1, 2023	206,560	Quarterly, Annually[1,2]	3 years	November 1, 2026
November 1, 2022	240,808	Quarterly, Annually[1,2]	3 years	November 1, 2025
November 1, 2021	160,384	Quarterly, Annually[1,2]	3 years	November 1, 2024
November 2, 2020	257,568	Quarterly, Annually[1]	3 years	November 1, 2023
(1)50% of the annual equity grant vests in equal quarterly increments and 50% is subject to the Company achieving specified annual performance goals.
(2)For the Company's Chief Executive Officer, 40% of the annual equity grant vests in equal quarterly increments and 60% is subject to the Company achieving specified annual performance goals.
A summary of stock option activity under all of the Company’s plans is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
Balance, September 30, 2023	105,868	$35.31
Options granted	—	—
Options exercised	(49,782)	29.64
Options cancelled	(1,996)	67.22
Balance, September 30, 2024	54,090	$39.36
There were no stock options granted in fiscal years 2024 and 2022. All stock options granted in fiscal year 2023 were replacement awards of those assumed as part of business acquisitions.

The total intrinsic value of options exercised during fiscal 2024, 2023 and 2022 was $7.5 million, $6.9 million and $25.6 million, respectively.
A summary of options outstanding that are exercisable and that have vested and are expected to vest as of September 30, 2024 is as follows:

	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value(1)
				(In thousands)
Stock options outstanding	54,090	4.56	$39.36	$9,782
Exercisable	53,648	4.55	$39.65	$9,686
Vested and expected to vest	54,072	4.56	$39.37	$9,778
(1)Aggregate intrinsic value represents the difference between the fair value of the Company’s common stock underlying these options at September 30, 2024 and the related exercise prices.
As of September 30, 2024, equity based awards (including stock options and restricted stock units) are available for future issuance as follows:

Awards Available for Grant
Balance, September 30, 2023	5,296,803
Granted	(1,582,368)
Cancelled	282,731
Additional shares reserved (terminated), net	(44,266)
Balance, September 30, 2024	3,952,900
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended September 30,
	2024	2023	2022
Numerator
Net income	$566,778	$394,948	$322,160
Denominator
Weighted average shares outstanding — basic	58,720	59,909	60,274
Dilutive effect of common shares from stock options and restricted stock units	639	361	823
Weighted average shares outstanding — diluted	59,359	60,270	61,097
Basic net income per share	$9.65	$6.59	$5.34
Diluted net income per share	$9.55	$6.55	$5.27
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were not material for the years ended September 30, 2024, 2023 and 2022.

12. Commitments and Contingencies
Purchase Obligations
In October 2022, the Company entered into an unconditional purchase commitment with one of its suppliers for the delivery of systems components. Under the terms of the agreement, the Company is obligated to purchase $10 million of component inventory annually, with a total committed amount of $40 million over a four-year term. As of September 30, 2024, the Company had no remaining purchase commitments under the second year of the agreement. The Company's total non-cancelable long-term purchase commitments outstanding as of September 30, 2024 was $20.0 million.
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
The Court granted the consolidated motion to dismiss without leave to amend on August 16, 2022 and entered final judgment against Lynwood on September 9, 2022. On September 14, 2022, Lynwood filed a notice of appeal to the Ninth Circuit Court of Appeals to appeal the dismissal. Lynwood filed its opening brief on December 16, 2022. The Company filed its opening appellate brief on April 10, 2023, and Lynwood filed its reply on May 31, 2023. Following the Court’s order granting the consolidated motion to dismiss and final judgment in the Company’s favor, the Court subsequently granted the Company attorneys' fees of over $0.8 million, which Lynwood appealed to the Ninth Circuit Court of Appeals. The dismissal appeal and the fees appeal were heard by the Ninth Circuit Court of Appeals on December 7, 2023. On November 7, 2024, the Court of Appeals partially affirmed the dismissal by affirming dismissal of the state law claims and remanding a portion of the copyright claim to the District Court. The Court of Appeals also vacated the fees award because of the remand.
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
13. Restructuring Charges
In the first quarter of fiscal 2024, the Company initiated a restructuring plan to match strategic and financial objectives and optimize resources for long-term growth, including a reduction in force program. The Company recorded a restructuring charge of $9.8 million and did not record any significant subsequent charges related to the first quarter of fiscal 2024 restructuring plan. Remaining accrued expenses for the first quarter of fiscal 2024 restructuring plan were not material as of September 30, 2024.

In the third quarter of fiscal 2023, the Company initiated a restructuring plan to better align strategic and financial objectives, optimize operations, and drive efficiencies for long-term growth and profitability, including a reduction in force affecting approximately 620 employees, or approximately 9% of the Company’s global workforce as of April 19, 2023. This included $53.2 million in severance benefits costs and related employer payroll taxes, and $3.5 million in charges related to the reduction of its leased facility space. The Company incurred $56.7 million in restructuring costs and did not record any significant subsequent charges related to the third quarter of fiscal 2023 restructuring plan. For the year ended September 30, 2023, cash paid for severance benefits costs and related employer payroll taxes was $49.7 million. Remaining accrued expenses for the third quarter of fiscal 2023 restructuring plan were not material as of September 30, 2024 and $3.5 million as of September 30, 2023. The Company did not record any significant subsequent charges related to the third quarter of fiscal 2023 restructuring plan.
In the first quarters of fiscal 2023 and 2022, the Company initiated restructuring plans to match strategic and financial objectives and optimize resources for long term growth, including a reduction in force program. In the first quarter of fiscal 2023, the Company recorded a restructuring charge of $8.7 million. Remaining accrued expenses for the first quarter of fiscal 2023 restructuring plan were not material as of September 30, 2024 and 2023. The Company did not record any significant future charges related to the first quarter of fiscal 2023 restructuring plan. In the first quarter of fiscal 2022, the Company recorded a restructuring charge of $7.9 million. Remaining accrued expenses for the first quarter of fiscal 2022 restructuring plan were not material as of September 30, 2024 and 2023. The Company did not record any significant subsequent charges related to the first quarter of fiscal 2022 restructuring plan.
Charges related to employee severance, benefits, and related costs; as well as charges related to the reduction of the Company’s leased facilities are reflected in the restructuring charges line item on the Company's consolidated income statements.
14. Employee Benefit Plans
The Company has a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their compensation. The Company may, at its discretion, match a portion of the employees’ eligible contributions. Contributions by the Company to the plan during the years ended September 30, 2024, 2023, and 2022 were approximately $12.2 million, $13.7 million and $14.0 million, respectively. Contributions made by the Company vest over four years.
15. Segment Information
Revenues by Geographic Location and Other Information
The Company does business in three main geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa ("EMEA"); and the Asia Pacific region ("APAC"). The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis accompanied by information about net product revenues and revenues by geographic region. The Company’s foreign offices conduct sales, marketing, research and development, and support activities. Revenues are attributed by geographic location based on the location of the end-user customer.
The following presents revenues by geographic region (in thousands):

	Years Ended September 30,
	2024	2023	2022
Americas:
United States	$1,488,413	$1,487,416	$1,487,144
Other	92,859	96,958	85,711
Total Americas	1,581,272	1,584,374	1,572,855
EMEA	755,934	741,598	634,759
APAC	478,914	487,197	488,231
	$2,816,120	$2,813,169	$2,695,845

The Company continues to offer its products through a range of consumption models, from physical systems to software solutions and managed services. The following presents net product revenues by systems and software (in thousands):

	Years Ended September 30,
	2024	2023	2022
Net product revenues
Systems revenue	$537,318	$670,652	$651,902
Software revenue	735,477	663,986	665,215
Total net product revenue	$1,272,795	$1,334,638	$1,317,117
The following customers accounted for more than 10% of total net revenue:

	Years Ended September 30,
	2024	2023	2022
Ingram Micro, Inc.	16.3%	15.6%	20.0%
Synnex Corporation	15.9%	15.0%	13.4%
The following customers accounted for more than 10% of total receivables:

	September 30,
	2024	2023
Ingram Micro, Inc.	20.3%	—
Synnex Corporation	14.8%	16.0%
Carahsoft Technology Corporation	—	10.1%
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	September 30,
	2024	2023
Americas:
United States	$112,420	$125,736
Other	1,773	2,592
Total Americas	114,193	128,328
EMEA	21,970	24,336
APAC	14,780	17,758
	$150,943	$170,422
16. Subsequent Events
Share Repurchase Activities
On October 25, 2024 the Company's Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This new authorization is incremental to the $422.4 million currently unused in the existing program, which was initially approved in October 2010 and expanded in subsequent fiscal years.
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

Leased Properties
On October 25, 2024, the Company renewed its operating lease for an existing office location in San Jose, California. The renewal commences in June 2025 and extends the lease term by 11 years. As a result of the lease renewal, the Company's total operating lease right-of-use assets and total operating lease liabilities increased by $22.8 million and $29.6 million, respectively.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the results of this assessment and on those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2024.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
During the fourth fiscal quarter, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B.Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, certain of our officers and directors adopted or terminated Rule 10b5-1 trading arrangements as follows:
On September 5, 2024, Frank Pelzer, EVP, Chief Financial Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that is designed to be in effect until December 31, 2024 with respect to the sale of 16,493 Company shares.

On September 5, 2024, Tom Fountain, EVP, Chief Operations Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that is designed to be in effect until November 17, 2025 with respect to the sale of 29,094 Company shares.
On September 12, 2024, Kara Sprague, EVP, Chief Product Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that is designed to be in effect until February 3, 2025 with respect to the sale of 55,840 Company shares.

PART III
Item 10.Directors, Executive Officers and Corporate Governance
Certain information required by this item regarding the Company’s directors and executive officers is incorporated herein by reference to the sections entitled “Board of Directors — Nominees and Continuing Directors” and “— Director Nomination,” “Corporate Governance — Governance — Committees of the Board — Audit Committee,” “— Insider and Derivatives Trading and Hedging Policies and Arrangements” and “— Code of Ethics for Senior Financial Officers,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance,” in the Company’s definitive Proxy Statement that will be furnished to the SEC no later than January 28, 2025 (the “Proxy Statement”). Additional information regarding the Company’s directors and executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Directors and Executive Officers of the Registrant.”
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
Item 16.Form 10-K Summary
Not applicable.

EXHIBIT INDEX

Exhibit Number			Exhibit Description
3.1		—	Fourth Amended and Restated Articles of Incorporation of the Registrant(1)
3.2		—	Eighth Amended and Restated Bylaws adopted November 12, 2021(1)
4.1		—	Description of the Registrant's Securities(2)
4.2		—	Specimen Common Stock Certificate(3)
10.1		—
First Amendment to Revolving Credit Agreement (including the Revolving Credit Agreement, as amended), dated as of May 26, 2023, between F5, Inc. and JPMorgan Chase Bank, N.A., as the Administrative Agent(4)

10.2		—	Office Lease Agreement between the Registrant and Fifth & Columbia Investors, LLC dated May 3, 2017(5)
10.3		—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(6) §
10.4		—	F5, Inc. Employee Stock Purchase Plan, as amended and restated(7) §
10.5		—	Form of Change of Control Agreement between the Registrant and the executive officers(8) §
10.6		—	F5, Inc. Incentive Plan, as amended and restated(7) §
10.7		—	Nginx, Inc. 2011 Share Plan(9) §
10.8		—	Nginx, Inc. Acquisition Equity Incentive Plan(9) §
10.9		—	Nginx, Inc. Acquisition Equity Incentive Plan Award Agreement(10) §
10.10		—	F5 Networks, Inc. Assumed Shape 2011 Stock Plan(11) §
10.11		—	F5 Networks, Inc. Shape Acquisition Equity Incentive Plan(11) §
10.12		—	Form of 2014 Incentive Plan Award Agreement (Accelerated Vesting) as revised November 2019(12) §
10.13		—	F5 Networks, Inc. Assumed Volterra, Inc. Amended and Restated 2017 Stock Plan(13) §
10.14		—	F5 Networks, Inc. Volterra Acquisition Equity Incentive Plan(13) §
10.15		—	F5 Networks, Inc. Assumed Volterra, Inc. 2019 Restricted Stock Unit Sub-Plan France (sub-plan to the F5 Networks, Inc. Assumed Volterra, Inc. Amended and Restated 2017 Stock Plan)(13) §
10.16		—	F5 Networks, Inc. Threat Stack Acquisition Equity Incentive Plan(14) §
10.17		—	Offer Letter from the Registrant to François Locoh-Donou(15) §
10.18		—	F5, Inc. Assumed Lilac Cloud 2018 Equity Incentive Plan(16) §
10.19		—	F5, Inc. Lilac Acquisition Equity Incentive Plan(16) §
10.20		—	Transition Agreement, between Frank Pelzer and the Registrant, dated October 31, 2024(17) §
19.1	*	—	F5, Inc. Insider Trading Policy
21.1	*	—	Subsidiaries of the Registrant
23.1	*	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	*	—	F5, Inc. Incentive Compensation Recovery Policy §
101.INS	*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*     Filed herewith.
§     Indicates a management contract or compensatory plan or arrangement.

(1)Incorporated by reference from Current Report on Form 8-K dated November 12, 2021 and filed with the SEC on November 15, 2021.
(2)Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2022.
(3)Incorporated by reference from Exhibit 4.1 of Registration Statement on Form S-1, File No. 333-75817.
(4)Incorporated by reference from Exhibit 10.1 of Annual Report on Form 10-K for the year ended September 30, 2023.
(5)Incorporated by reference from Current Report on Form 8-K dated May 3, 2017 and filed with the SEC on May 3, 2017.
(6)Incorporated by reference from Exhibit 10.1 of Registration Statement on Form S-1, File No. 333-75817.
(7)Incorporated by reference from Current Report on Form 8-K dated March 9, 2023 and filed with the SEC on March 10, 2023.
(8)Incorporated by reference from Current Report on Form 8-K dated April 29, 2009 and filed with the SEC on May 4, 2009.
(9)Incorporated by reference from Registration Statement on Form S-8 File No. 333-231802.
(10)Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
(11)Incorporated by reference from Registration Statement on Form S-8 File No. 333-236228.
(12)Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2020.
(13)Incorporated by reference from Registration Statement on Form S-8 File No. 333-252616.
(14)Incorporated by reference from Registration Statement on Form S-8 File No. 333-260656.
(15)Incorporated by reference from Current Report on Form 8-K dated January 27, 2017 and filed with the SEC on January 30, 2017.
(16)Incorporated by reference from Registration Statement on Form S-8 File No. 333-269532.
(17)Incorporated by reference from Current Report on Form 8-K dated October 31, 2024 and filed with the SEC on November 5, 2024.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F5, INC.

By:	/s/ FRANÇOIS LOCOH-DONOU
François Locoh-Donou
Chief Executive Officer and President
Dated: November 18, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ FRANÇOIS LOCOH-DONOU	Chief Executive Officer, President, and Director (principal executive officer)	November 18, 2024
François Locoh-Donou

By:	/S/ FRANCIS J. PELZER	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)	November 18, 2024
Francis J. Pelzer

By:	/S/ ALAN HIGGINSON	Director	November 18, 2024
Alan Higginson

By:	/S/ ELIZABETH L. BUSE	Director	November 18, 2024
Elizabeth L. Buse

By:	/S/ MICHAEL DREYER	Director	November 18, 2024
Michael Dreyer

By:	/S/ PETER KLEIN	Director	November 18, 2024
Peter Klein

By:	/S/ NIKHIL MEHTA	Director	November 18, 2024
Nikhil Mehta

By:	/S/ MICHAEL MONTOYA	Director	November 18, 2024
Michael Montoya

By:	/S/ MARIANNE BUDNIK	Director	November 18, 2024
Marianne Budnik

By:	/S/ MICHEL COMBES	Director	November 18, 2024
Michel Combes

By:	/S/ TAMI ERWIN	Director	November 18, 2024
Tami Erwin

By:	/S/ JULIE GONZALEZ	Director	November 18, 2024
Julie Gonzalez

By:	/S/ MAYA MCREYNOLDS	Director	November 18, 2024
Maya McReynolds