Form 10-Q
period 2024-12-31
F5, INC.
filed 2025-02-07
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of January 30, 2025 was 57,652,256.

F5, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2024

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
F5, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31, 2024	September 30, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,150,907	$1,074,602
Accounts receivable, net of allowances of $4,955 and $4,585	484,989	389,024
Inventories	73,239	76,378
Other current assets	632,893	569,467
Total current assets	2,342,028	2,109,471
Property and equipment, net	149,979	150,943
Operating lease right-of-use assets	198,206	178,180
Long-term investments	11,177	8,580
Deferred tax assets	378,334	365,951
Goodwill	2,312,362	2,312,362
Other assets, net	508,555	487,517
Total assets	$5,900,641	$5,613,004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$53,611	$67,894
Accrued liabilities	316,369	300,076
Deferred revenue	1,217,664	1,121,683
Total current liabilities	1,587,644	1,489,653
Deferred tax liabilities	7,702	7,179
Deferred revenue, long-term	728,596	676,276
Operating lease liabilities, long-term	242,872	215,785
Other long-term liabilities	98,076	94,733
Total long-term liabilities	1,077,246	993,973
Commitments and contingencies (Note 8)
Shareholders' equity
Preferred stock, no par value; 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 58,132 and 58,094 shares issued and outstanding	9,461	5,889
Accumulated other comprehensive loss	(24,199)	(20,912)
Retained earnings	3,250,489	3,144,401
Total shareholders' equity	3,235,751	3,129,378
Total liabilities and shareholders' equity	$5,900,641	$5,613,004
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share amounts)

	Three months ended December 31,
	2024	2023
Net revenues
Products	$368,497	$305,859
Services	397,992	386,738
Total	766,489	692,597
Cost of net revenues
Products	82,836	82,708
Services	57,674	53,681
Total	140,510	136,389
Gross profit	625,979	556,208
Operating expenses
Sales and marketing	206,035	198,927
Research and development	130,518	119,575
General and administrative	73,023	64,718
Restructuring charges	11,321	8,472
Total	420,897	391,692
Income from operations	205,082	164,516
Other income, net	3,962	9,882
Income before income taxes	209,044	174,398
Provision for income taxes	42,599	36,016
Net income	$166,445	$138,382
Net income per share — basic	$2.85	$2.34
Weighted average shares — basic	58,305	59,122
Net income per share — diluted	$2.82	$2.32
Weighted average shares — diluted	59,058	59,653
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended December 31,
	2024	2023
Net income	$166,445	$138,382
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,287)	2,504
Available-for-sale securities:
Unrealized gains on securities, net of taxes of $0 and $12 for the three months ended December 31, 2024 and 2023, respectively	—	49
Net change in unrealized gains on available-for-sale securities, net of tax	—	49
Total other comprehensive (loss) income	(3,287)	2,553
Comprehensive income	$163,158	$140,935
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount

	Three months ended December 31, 2023
Balances, September 30, 2023	59,207	$24,399	$(23,221)	$2,799,054	$2,800,232
Exercise of employee stock options	14	408	—	—	408
Issuance of stock under employee stock purchase plan	188	21,468	—	—	21,468
Issuance of restricted stock	355	—	—	—	—
Repurchase of common stock, including excise taxes	(922)	(77,099)	—	(74,139)	(151,238)
Taxes paid related to net share settlement of equity awards	(45)	(6,830)	—	—	(6,830)
Stock-based compensation	—	56,002	—	—	56,002
Net income	—	—	—	138,382	138,382
Other comprehensive income	—	—	2,553	—	2,553
Balances, December 31, 2023	58,797	$18,348	$(20,668)	$2,863,297	$2,860,977

	Three months ended December 31, 2024
Balances, September 30, 2024	58,094	$5,889	$(20,912)	$3,144,401	$3,129,378
Exercise of employee stock options	13	523	—	—	523
Issuance of stock under employee stock purchase plan	164	23,172	—	—	23,172
Issuance of restricted stock	408	—	—	—	—
Repurchase of common stock, including excise taxes	(490)	(64,663)	—	(60,357)	(125,020)
Taxes paid related to net share settlement of equity awards	(57)	(13,368)	—	—	(13,368)
Stock-based compensation	—	57,908	—	—	57,908
Net income	—	—	—	166,445	166,445
Other comprehensive loss	—	—	(3,287)	—	(3,287)
Balances, December 31, 2024	58,132	$9,461	$(24,199)	$3,250,489	$3,235,751
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended December 31,
	2024	2023
Operating activities
Net income	$166,445	$138,382
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	57,908	56,002
Depreciation and amortization	22,666	29,266
Non-cash operating lease costs	7,943	8,392
Deferred income taxes	(11,944)	(11,203)
Other	1,623	722
Changes in operating assets and liabilities:
Accounts receivable	(98,188)	(58,713)
Inventories	3,139	34
Other current assets	(57,069)	(32,164)
Other assets	(34,544)	2,949
Accounts payable and accrued liabilities	6,554	(13,447)
Deferred revenue	148,300	54,990
Lease liabilities	(10,051)	(9,892)
Net cash provided by operating activities	202,782	165,318
Investing activities
Purchases of investments	(1,900)	(1,000)
Maturities of investments	—	2,913
Purchases of property and equipment	(8,073)	(9,048)
Net cash used in investing activities	(9,973)	(7,135)
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	23,695	21,876
Payments for repurchase of common stock, including excise taxes	(125,010)	(150,018)
Taxes paid related to net share settlement of equity awards	(13,368)	(6,830)
Net cash used in financing activities	(114,683)	(134,972)
Net increase in cash, cash equivalents and restricted cash	78,126	23,211
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,568)	2,264
Cash, cash equivalents and restricted cash, beginning of period	1,078,340	800,835
Cash, cash equivalents and restricted cash, end of period	$1,152,898	$826,310
Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$10,851	$12,982
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$35,084	$4,846
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
Basis of Presentation
The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
There have been no changes to the Company's significant accounting policies as of and for the three months ended December 31, 2024, except for the accounting policies for investments and fair value of financial instruments, which have been updated to include equity investments with no readily determinable fair value.
Investments
The Company classifies its debt investments as available-for-sale. Debt investments, consisting of money market funds, corporate and municipal bonds and notes, and the United States government and agency securities, are reported at fair value with the related unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses, credit allowances and impairments due to credit losses are included in other income (expense) in the Company’s consolidated income statements. Debt investments with maturities of less than one year or where management’s intent is to use the investments to fund current operations are classified as short-term investments. Debt investments with maturities of greater than one year are classified as long-term investments.
Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments, or measured using net asset value as a practical expedient to fair value and are classified as long-term investments on the Company's consolidated balance sheets. The Company performs a qualitative assessment on a periodic basis and recognizes an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value are recorded in other income (expense) in the Company's consolidated income statements.
Fair Value of Financial Instruments
Short-term and long-term debt investments are recorded at fair value as the underlying securities are classified as available-for-sale with any unrealized gains or losses being recorded to other comprehensive income (loss). The fair value for securities held is determined using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

New Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This ASU expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures in the consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). This ASU requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures in the consolidated financial statements.
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
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the three months ended December 31, 2024 and 2023 (in thousands):

	Three months ended December 31,
	2024	2023
Balance, beginning of period	$66,258	$66,468
Additional capitalized contract acquisition costs	13,223	7,287
Amortization of capitalized contract acquisition costs	(9,134)	(9,114)
Balance, end of period	$70,347	$64,641
Amortization of capitalized contract acquisition costs was $9.1 million for each of the three months ended December 31, 2024 and 2023, and is recorded in Sales and Marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.
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
The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the three months ended December 31, 2024 and 2023 (in thousands):

	Three months ended December 31,
	2024	2023
Balance, beginning of period	$1,797,959	$1,775,121
Amounts added but not recognized as revenues	556,919	452,697
Revenues recognized related to the opening balance of deferred revenue	(408,618)	(397,708)
Balance, end of period	$1,946,260	$1,830,110

Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. The composition of unsatisfied performance obligations consists mainly of deferred service revenue, and to a lesser extent, deferred product revenue, for which the Company has an obligation to perform, and has not yet recognized as revenue in the consolidated financial statements. As of December 31, 2024, the total non-cancelable remaining performance obligations under the Company's contracts with customers was $1.9 billion and the Company expects to recognize revenues on 62.6% of these remaining performance obligations over the next 12 months, 22.7% in year two, and the remaining balance thereafter.
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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements at December 31, 2024 and September 30, 2024, were as follows (in thousands):

			Gross Unrealized			Classification on Balance Sheet
December 31, 2024	Fair Value Level	Cost or Amortized Cost	Gains	Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Changes in fair value recorded in other comprehensive income (loss)
Money Market Funds	Level 1	$488,514	$—	$—	$488,514	$488,514	$—	$—
Total debt investments		$488,514	$—	$—	$488,514	$488,514	$—	$—
Changes in fair value recorded in other net income (expense)
Equity investments	*				$11,177	$—	$—	$11,177
Total equity investments					11,177	—	—	11,177
Total investments					$499,691	$488,514	$—	$11,177
* Equity investments presented in the table above include investments without readily determinable fair values that are measured at fair value using net asset value ("NAV") as a practical expedient, or are measured at cost with adjustments for observable changes in price or impairments. The equity investments are not classified within the fair value hierarchy.

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
Interest income from cash, cash equivalents, and investments was $10.3 million and $7.9 million for the three months ended December 31, 2024 and 2023, respectively. Interest income is included in other income (expense), net on the Company's consolidated income statements. Unrealized losses on investments held for a period greater than 12 months at December 31, 2024 and September 30, 2024 were not material.
The Company invests in debt securities that are rated investment grade. The Company reviews the individual debt securities in its portfolio to determine whether a credit loss exists by comparing the extent to which the fair value is less than the amortized cost and considering any changes to ratings of a debt security by a ratings agency. The Company determined that as of December 31, 2024, there were no credit losses on any investments within its portfolio.
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
The Company did not recognize any impairment charges related to non-financial long-lived assets for the three months ended December 31, 2024 and 2023.
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
5. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows for the periods presented (in thousands):

	December 31, 2024	September 30, 2024
Cash and cash equivalents	$1,150,907	$1,074,602
Restricted cash included in other assets, net	1,991	3,738
Total cash, cash equivalents and restricted cash	$1,152,898	$1,078,340
Inventories
Inventories consist of the following (in thousands):

	December 31, 2024	September 30, 2024
Finished goods	$29,141	$27,922
Raw materials	44,098	48,456
	$73,239	$76,378
Other Current Assets
Other current assets consist of the following (in thousands):

	December 31, 2024	September 30, 2024
Unbilled receivables	$433,929	$401,104
Prepaid expenses	113,416	93,467
Capitalized contract acquisition costs	33,661	32,681
Other	51,887	42,215
	$632,893	$569,467

Other Assets
Other assets, net consist of the following (in thousands):

	December 31, 2024	September 30, 2024
Intangible assets	$101,015	$111,576
Unbilled receivables	303,854	277,965
Capitalized contract acquisition costs	36,685	33,577
Other	67,001	64,399
	$508,555	$487,517
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31, 2024	September 30, 2024
Payroll and benefits	$153,661	$171,571
Operating lease liabilities, current	31,452	33,779
Income and other tax accruals	77,762	45,247
Other	53,494	49,479
	$316,369	$300,076
Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	December 31, 2024	September 30, 2024
Income taxes payable	$88,890	$85,461
Other	9,186	9,272
	$98,076	$94,733
6. Debt Facilities
Revolving Credit Agreement
On January 31, 2020, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). The Company has the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. Historically, borrowings under the Revolving Credit Facility bore interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. On May 26, 2023, the Company amended the Revolving Credit Agreement as a result of the cessation of the LIBOR borrowing reference rate. The amendment modified and directly replaced the LIBOR borrowing reference rate within the Revolving Credit Agreement to the Secured Overnight Financing Rate ("SOFR"). After the amendment, borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, (a) SOFR plus 0.10%, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. The Revolving Credit Agreement also requires payment of a commitment fee calculated at a rate per annum of 0.125% to 0.300% depending on the Company's leverage ratio on the undrawn portion of the Revolving Credit Facility. Commitment fees incurred during the three months ended December 31, 2024 and 2023 were not material.

The Revolving Credit Facility matures on January 31, 2025, at which time any remaining outstanding principal of borrowings under the Revolving Credit Facility is due. The Company has the option to request up to two extensions of the maturity date in each case for an additional period of one year. Among certain affirmative and negative covenants provided in the Revolving Credit Agreement, there is a financial covenant that requires the Company to maintain a leverage ratio, calculated as of the last day of each fiscal quarter, of consolidated total indebtedness to consolidated EBITDA. As of December 31, 2024, the Company was in compliance with all covenants. As of December 31, 2024, there were no outstanding borrowings under the Revolving Credit Facility, and the Company had available borrowing capacity of $350.0 million.
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
The components of the Company's operating lease expenses for the three months ended December 31, 2024 and 2023 were as follows (in thousands):

	Three months ended December 31,
	2024	2023
Operating lease expense	$10,007	$10,326
Short-term lease expense	819	695
Variable lease expense	5,592	6,034
Total lease expense	$16,418	$17,055
Variable lease expense primarily consists of common area maintenance, real estate taxes and parking expenses.
Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

	December 31, 2024	September 30, 2024
Operating lease right-of-use assets, net	$198,206	$178,180

Operating lease liabilities, current[1]	31,452	33,779
Operating lease liabilities, long-term	242,872	215,785
Total operating lease liabilities	$274,324	$249,564

Weighted average remaining lease term (in years)	8.2	7.9
Weighted average discount rate	3.14%	2.94%
(1)Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheets.

As of December 31, 2024, the future operating lease payments for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2025 (remainder)	$29,620
2026	39,568
2027	38,716
2028	34,449
2029	31,820
2030	31,421
Thereafter	109,346
Total lease payments	314,940
Less: imputed interest	(40,616)
Total lease liabilities	$274,324
Operating lease liabilities above do not include sublease income. As of December 31, 2024, the Company expects to receive sublease income of approximately $4.8 million, which consists of $3.1 million to be received for the remainder of fiscal 2025 and $1.7 million to be received in fiscal year 2026.
As of December 31, 2024, the Company had no significant operating leases that were executed but not yet commenced.
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
The Company offers warranties of one year for its systems product offerings. Additional warranty coverage can be purchased by customers through service maintenance agreements in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of December 31, 2024 and September 30, 2024 were not material.
Commitments
In October 2022, the Company entered into an unconditional purchase commitment with one of its suppliers for the delivery of systems components. Under the terms of the agreement, the Company is obligated to purchase $10.0 million of component inventory annually, with a total committed amount of $40.0 million over a four-year term. As of December 31, 2024, the Company had no remaining purchase commitments under the third year of the agreement. The Company's total non-cancelable long-term purchase commitments outstanding as of December 31, 2024 was $10.0 million.
The Company leases its facilities under operating leases that expire at various dates through 2036. There have been no material changes in the Company's lease obligations compared to those discussed in Note 7 to its annual consolidated financial statements.

Legal Proceedings
Lynwood Investment CY Limited v. F5 Networks et al.
On June 8, 2020, Lynwood Investment CY Limited ("Lynwood") filed a lawsuit in the United States District Court for the Northern District of California ("District Court") against the Company and certain affiliates, along with other defendants. In its complaint, Lynwood claims to be the assignee of all rights and interests of Rambler Internet Holding LLC ("Rambler"), and alleges that the intellectual property in the NGINX software originally released by the co-founder of NGINX in 2004 belongs to Rambler (and therefore Lynwood, by assignment) because the software was created and developed while the co-founder was employed by Rambler. Lynwood asserted 26 causes of action against the various defendants, including copyright infringement, violation of trademark law, tortious interference, conspiracy, and fraud. The complaint sought damages, disgorgement of profits, declarations of copyright and trademark ownership, trademark cancellations, and injunctive relief. Lynwood also initiated several trademark opposition and cancellation proceedings before the Trademark Trial and Appeal Board of the United States Patent and Trademark Office, which have all since been suspended.
In August and October 2020, the Company and the other defendants filed motions to dismiss Lynwood’s case. On March 25 and 30, 2021, the District Court granted the Company’s and the other defendants’ motions to dismiss with leave to amend. Lynwood filed its amended complaint on April 29, 2021, seeking the same relief against the Company and other defendants. On May 27, 2021, the Company and other defendants filed a consolidated motion to dismiss.
The District Court granted the consolidated motion to dismiss without leave to amend on August 16, 2022 and entered final judgment against Lynwood on September 9, 2022. Following the District Court’s order granting the consolidated motion to dismiss and final judgment in the Company’s favor, the District Court subsequently granted the Company attorneys' fees of over $0.8 million, which Lynwood appealed to the Ninth Circuit Court of Appeals. The dismissal appeal and the fees appeal were heard by the Ninth Circuit Court of Appeals ("Court of Appeals") on December 7, 2023. On November 7, 2024, the Court of Appeals partially affirmed the dismissal by affirming dismissal of the state law claims and remanding a portion of the copyright claim to the District Court. The Court of Appeals also vacated the fees award because of the remand.
On December 2, 2024, the Court of Appeals issued its mandate returning the matter to the District Court for further proceedings on the remaining portion of the copyright claim. The District Court set a case management conference (“CMC”) for March 7, 2025 to address the conduct of the litigation going forward, and the parties will file a joint CMC statement prior to that on February 28, 2025.
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
The effective tax rate was 20.4% and 20.7% for the three months ended December 31, 2024 and 2023, respectively. The decrease in the effective tax rate for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023 is primarily due to the tax impact of stock-based compensation.
At December 31, 2024, the Company had $88.9 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.

The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2018. Major jurisdictions where there are wholly owned subsidiaries of F5, Inc. which require income tax filings include the United Kingdom, Singapore, Israel, and India. The earliest periods open for review by local taxing authorities are fiscal years 2022 for the United Kingdom, 2019 for Singapore, 2019 for Israel, and 2018 for India. The Company is under audit by the Internal Revenue Service for fiscal year 2019, by various states for fiscal years 2018 through 2023, and by various foreign jurisdictions including India for fiscal years 2018 to 2023, Israel for fiscal years 2019 to 2022, Saudi Arabia for fiscal years 2015 to 2020, and Singapore for fiscal years 2019 to 2022.
10. Shareholders' Equity
Common Stock Repurchase
On October 25, 2024, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This authorization is incremental to the existing $6.4 billion program, initially approved in October 2010 and expanded in subsequent fiscal years. Acquisitions for the share repurchase programs will be made from time to time in private transactions, accelerated share repurchase programs, or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time.
The following table summarizes the Company's repurchases and retirements of its common stock under its Stock Repurchase Program (in thousands, except per share data):

	Three months ended December 31,
	2024	2023
Shares repurchased	490	922
Average price per share	$255.31	$162.67
Amount repurchased	$125,010	$150,018
As of December 31, 2024, the Company had $1,297.4 million remaining authorized to purchase shares under its share repurchase program.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended December 31,
	2024	2023
Numerator
Net income	$166,445	$138,382
Denominator
Weighted average shares outstanding — basic	58,305	59,122
Dilutive effect of common shares from stock options and restricted stock units	753	531
Weighted average shares outstanding — diluted	59,058	59,653
Basic net income per share	$2.85	$2.34
Diluted net income per share	$2.82	$2.32
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were not material for the three months ended December 31, 2024 and 2023.

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
Revenues by Geographic Location and Other Information
The Company does business in three main geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa ("EMEA"); and the Asia Pacific region ("APAC"). The Company's chief operating decision-maker reviews financial information presented on a consolidated basis accompanied by information about net product revenues and revenues by geographic region. The Company’s foreign offices conduct sales, marketing, research and development, and support activities. Revenues are attributed by geographic location based on the location of the end user customer.
The following presents revenues by geographic region (in thousands):

	Three months ended December 31,
	2024	2023
Americas:
United States	$407,388	$350,075
Other	24,585	26,315
Total Americas	431,973	376,390
EMEA	204,387	193,363
APAC	130,129	122,844
	$766,489	$692,597
The Company continues to offer its products through a range of consumption models, from physical systems to software solutions and managed services. The following presents net product revenues by systems and software (in thousands):

	Three months ended December 31,
	2024	2023
Net product revenues
Systems revenue	$159,708	$135,373
Software revenue	208,789	170,486
Total net product revenue	$368,497	$305,859
The following customers accounted for more than 10% of total net revenue:

	Three months ended December 31,
	2024	2023
Ingram Micro, Inc.	16.2%	15.3%
Synnex Corporation	16.8%	15.6%

The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	December 31, 2024	September 30, 2024
Americas:
United States	$112,655	$112,420
Other	1,621	1,773
Total Americas	114,276	114,193
EMEA	20,481	21,970
APAC	15,222	14,780
	$149,979	$150,943
13. Restructuring Charges
In the first quarters of fiscal 2025 and 2024, the Company initiated restructuring plans to match strategic and financial objectives and optimize resources for long term growth, including reduction in force programs. For the three months ended December 31, 2024 and 2023, the Company recorded restructuring charges of $11.3 million and $9.8 million, respectively. The Company did not record any significant subsequent charges related to the first quarter of fiscal 2024 restructuring plan, and does not expect to record any significant future charges related to the first quarter of fiscal 2025 restructuring plan.
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
During the three months ended December 31, 2024 and 2023, the following activity was recorded (in thousands):

	Three months ended December 31,
	2024	2023
Employee Severance, Benefits and Related Costs
Accrued expenses, beginning of period	$—	$3,496
Restructuring charges[1]	11,321	8,472
Cash payments	(9,208)	(9,510)
Accrued expenses, end of period	$2,113	$2,458
(1)    Includes restructuring charges and adjustments for in period relief of unused benefits and foreign currency fluctuations.
Charges related to employee severance, benefits, and related costs are reflected in the restructuring charges line item on the Company's consolidated income statements.

14. Subsequent Events
On January 31, 2025, the Company's Revolving Credit Facility, with an aggregate principal amount of $350.0 million, expired. At the time of expiration, there were no outstanding borrowings under the Revolving Credit Facility.

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
Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:
•Revenues. Our revenue is derived from the sales of both global services and products. Our global services revenue includes annual maintenance contracts, training and consulting services. The majority of our product revenues are derived from sales of our application security and delivery solutions including our BIG-IP software and systems, F5 NGINX software, and our F5 Distributed Cloud Services offerings. Our BIG-IP software solutions are sold both on a perpetual license and a subscription basis. We sell F5 NGINX on a subscription basis. F5 Distributed Cloud Services provides security, multicloud networking, and edge-based computing solutions and are offered on a subscription basis, under a unified software-as-a-service ("SaaS") and managed service platform.
We monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products, feature enhancements and consumption models are indicators of future trends. We also consider overall revenue concentration by geographic region as an additional indicator of current and future trends. Over the course of fiscal 2024, uncertainties in the macroeconomic environment began to stabilize and we saw improvements in customer demand during the second half of fiscal 2024, which continued in the first quarter of fiscal 2025.
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
•Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The increase in cash and investments for the first three months of fiscal year 2025 was primarily due to cash provided by operating activities of $202.8 million, partially offset by $125.0 million of cash used to repurchase outstanding common stock under our stock repurchase program. Going forward, we believe the primary driver of cash flows will be net income from operations. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. Additionally, on January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). As of December 31, 2024, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million. On January 31, 2025, the Revolving Credit Facility expired. At the time of expiration, there were no outstanding borrowings under the Revolving Credit Facility.
•Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in the first quarter of fiscal year 2025 primarily due to an increase in maintenance renewal contracts related to our existing product installation base, in addition to increased deferred revenue associated with subscription offerings. Our days sales outstanding for the first quarter of fiscal year 2025 was 57. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
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
There were no material changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K for the fiscal year ended September 30, 2024. Refer to the "New Accounting Pronouncements" section of Note 1 in this Quarterly Report on Form 10-Q for a summary of the new accounting policies.
Impact of Macroeconomic Conditions
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on customer behavior. Uncertain economic conditions, including inflation, tariffs and other duties, higher interest rates, slower growth, fluctuations in foreign exchange rates, and other changes in economic conditions, may adversely affect our results of operations and financial performance. For further discussion of the potential impacts of recent macroeconomic events on our business, financial condition, and operating results, see Part 1, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended December 31,
	2024	2023
	(in thousands, except percentages)
Net revenues
Products	$368,497	$305,859
Services	397,992	386,738
Total	$766,489	$692,597
Percentage of net revenues
Products	48.1%	44.2%
Services	51.9	55.8
Total	100.0%	100.0%
Net Revenues. Total net revenues increased 10.7% for the three months ended December 31, 2024, from the comparable period in the prior year. The increase in total net revenues was primarily due to an increase in product revenues associated with both software and systems, as well as an increase in service revenues driven by continued growth in maintenance contract renewals. Revenues outside of the United States represented 46.9% of total net revenues for the three months ended December 31, 2024, compared to 49.5% for the same period in the prior year.
Net Product Revenues. Net product revenues increased 20.5% for the three months ended December 31, 2024, from the comparable period in the prior year. The increase in net product revenues was due to an increase in software revenue primarily from packaged software sales, as well as an increase in systems sales.

The following presents net product revenues by systems and software (in thousands):

	Three months ended December 31,
	2024	2023
Net product revenues
Systems revenue	$159,708	$135,373
Software revenue	208,789	170,486
Total net product revenue	$368,497	$305,859
Percentage of net product revenues
Systems revenue	43.3%	44.3%
Software revenue	56.7	55.7
Total net product revenue	100.0%	100.0%
Software Revenues. As a component of net product revenues, software revenues increased 22.5% for the three months ended December 31, 2024, from the comparable period in the prior year.
Net Service Revenues. Net service revenues increased 2.9% for the three months ended December 31, 2024, from the comparable period in the prior year. The increase in net service revenues was primarily the result of increased initial purchases and renewals of maintenance contracts driven by growth in product revenue.
The following customers accounted for more than 10% of total net revenue:

	Three months ended December 31,
	2024	2023
Ingram Micro, Inc.	16.2%	15.3%
Synnex Corporation	16.8%	15.6%
The following customers accounted for more than 10% of total receivables:

	December 31, 2024	September 30, 2024
Ingram Micro, Inc.	14.1%	20.3%
Synnex Corporation	14.7%	14.8%
No other customers accounted for more than 10% of total net revenue or receivables.

	Three months ended December 31,
	2024	2023
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$82,836	$82,708
Services	57,674	53,681
Total	140,510	136,389
Gross profit	$625,979	$556,208
Percentage of net revenues and gross margin (as a percentage of related net revenue)
Products	22.5%	27.0%
Services	14.5	13.9
Total	18.3	19.7
Gross margin	81.7%	80.3%

Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, software-as-a-service infrastructure costs and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues remained relatively flat for the three months ended December 31, 2024, from the comparable period in the prior year.
Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three months ended December 31, 2024, cost of net service revenues as a percentage of net service revenues was 14.5%, compared to 13.9% for the comparable period in the prior year. Professional services headcount at the end of December 2024 increased to 1,093 from 1,049 at the end of December 2023.

	Three months ended December 31,
	2024	2023
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$206,035	$198,927
Research and development	130,518	119,575
General and administrative	73,023	64,718
Restructuring charges	11,321	8,472
Total	$420,897	$391,692
Operating expenses (as a percentage of net revenue)
Sales and marketing	26.9%	28.7%
Research and development	17.0	17.3
General and administrative	9.5	9.4
Restructuring charges	1.5	1.2
Total	54.9%	56.6%
Sales and Marketing. Sales and marketing expenses consist of the salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, and depreciation expenses. Sales and marketing expense increased $7.1 million, or 3.6% for the three months ended December 31, 2024, from the comparable period in the prior year. The increase in sales and marketing expenses for the three months ended December 31, 2024 was primarily due to a increase of $4.3 million in personnel costs from the comparable period in the prior year. In addition, commissions for the three months ended December 31, 2024 increased $2.3 million from the comparable period in the prior year. Sales and marketing headcount at the end of December 2024 decreased to 2,099 from 2,154 at the end of December 2023. Sales and marketing expenses included stock-based compensation expense of $21.2 million for the three months ended December 31, 2024, compared to $21.6 million for the same period in the prior year.
Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expense increased $10.9 million, or 9.2% for the three months ended December 31, 2024, from the comparable period in the prior year. The increase in research and development expenses for the three months ended December 31, 2024 was primarily due to a increase of $8.3 million in personnel costs from the comparable period in the prior year. Research and development headcount at the end of December 2024 increased to 2,024 from 1,986 at the end of December 2023. Research and development expenses included stock-based compensation expense of $16.5 million for the three months ended December 31, 2024, compared to $16.0 million for the same period in the prior year.
General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased $8.3 million, or 12.8% for the three months ended December 31, 2024, from the comparable period in the prior year. The increase in general and administrative expenses for the three months ended December 31, 2024 was primarily due to an increase of $2.4 million in professional services fees from the comparable period in the prior year. In addition, personnel costs increased $2.2 million for the three months ended December 31, 2024 from the comparable period in the prior year. General and administrative headcount at the end of December 2024 decreased to 840 from 882 at the end of December 2023. General and administrative expenses included stock-based compensation expense of $12.9 million for the three months ended December 31, 2024, compared to $10.7 million for the same period in the prior year.

Restructuring Charges. In the first fiscal quarters of 2025 and 2024, we completed restructuring plans to align strategic and financial objectives and optimize resources for long term growth. As a result of our restructuring initiatives, we recorded charges of $11.3 million and $8.5 million, net of adjustments, related to reductions in workforce that are reflected in our results for the three months ended December 31, 2024 and December 31, 2023, respectively.

	Three months ended December 31,
	2024	2023
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$205,082	$164,516
Other income, net	3,962	9,882
Income before income taxes	209,044	174,398
Provision for income taxes	42,599	36,016
Net income	$166,445	$138,382
Other income and income taxes (as percentage of net revenue)
Income from operations	26.8%	23.8%
Other income, net	0.5	1.4
Income before income taxes	27.3	25.2
Provision for income taxes	5.6	5.2
Net income	21.7%	20.0%
Other Income, Net. Other income, net consists primarily of interest income and expense and foreign currency transaction gains and losses. Other income, net decreased $5.9 million, or 59.9% for the three months ended December 31, 2024, from the comparable period in the prior year. The decrease in other income, net was primarily due to a decrease in foreign currency gains and losses of $9.0 million, partially offset by an increase in interest income from our investments of $2.5 million from the comparable period in the prior year.
Provision for Income Taxes. The effective tax rate was 20.4% and 20.7% for the three months ended December 31, 2024 and 2023, respectively. The decrease in the effective tax rate for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023 is primarily due to the tax impact of stock-based compensation.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at December 31, 2024 and September 30, 2024 were $370.6 million and $358.8 million, respectively. The net deferred tax assets include valuation allowances of $39.6 million as of December 31, 2024 and $39.7 million as of September 30, 2024, which are primarily related to certain state and foreign net operating losses and tax credit carryforwards.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,162.1 million as of December 31, 2024, compared to $1,083.2 million as of September 30, 2024, representing an increase of $78.9 million. The increase was primarily due to cash provided by operating activities of $202.8 million for the three months ended December 31, 2024. The increase in cash and investments for the first quarter of fiscal 2025 was partially offset by cash used for the repurchase of common stock during the three months ended December 31, 2024 of $125.0 million.

Cash provided by operating activities for the first three months of fiscal year 2025 resulted from net income of $166.4 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation, impairment and amortization charges. Cash provided by operating activities for the first quarter of fiscal 2025 increased from the comparable period in the prior year primarily due to an increase in net income, as well as an increase in cash received from customers.
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the risks detailed in Part 1, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. However, we anticipate our current cash, cash equivalents and investment balances and anticipated cash flows generated from operations will be sufficient to meet our liquidity needs.
Cash used in investing activities was $10.0 million for the three months ended December 31, 2024, compared to cash used in investing activities of $7.1 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions and capital expenditures. The amount of cash used in investing activities for the three months ended December 31, 2024 was primarily the result of $8.1 million in capital expenditures related to maintaining our operations worldwide.
Cash used in financing activities was $114.7 million for the three months ended December 31, 2024, compared to cash used in financing activities of $135.0 million for the same period in the prior year. Our financing activities for the three months ended December 31, 2024 primarily consisted of $125.0 million of cash used to repurchase shares of common stock. In addition, $13.4 million in cash was used for taxes related to net share settlement of equity awards. Cash used in financing activities was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $23.7 million.
On January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). As of December 31, 2024, there were no outstanding borrowings under the Revolving Credit Facility, and we had available borrowing capacity of $350.0 million. On January 31, 2025, the Revolving Credit Facility expired. At the time of expiration, there were no outstanding borrowings under the Revolving Credit Facility.
Obligations and Commitments
As of December 31, 2024, our principal commitments consisted of obligations outstanding under operating leases and purchase obligations with one of our component suppliers.
We lease our facilities under operating leases that expire at various dates through 2036. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
In October 2022, we entered into an unconditional purchase commitment with one of our suppliers for the delivery of systems components. Under the terms of the agreement, we are obligated to purchase $10 million of component inventory annually, with a total committed amount of $40 million over a four-year term. As of December 31, 2024, we had no remaining purchase commitments under the third year of the agreement. Our total non-cancelable long-term purchase commitments outstanding as of December 31, 2024 was $10.0 million.
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

Inflation Risk. We are actively monitoring the macroeconomic inflationary environment, but we do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations. If the inflationary environment constrains our customers’ ability to procure goods and services from us, we may see customers reprioritize these investment decisions. These macroeconomic conditions could harm our business, financial condition and results of operations.
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
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three month period ended December 31, 2024, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2024.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1.Legal Proceedings
See Note 8 - Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.
Item 1A.Risk Factors
There have been no material changes to our risk factors from those described in Part 1, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, which was filed with the Securities and Exchange Commission on November 18, 2024.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
On October 25, 2024, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This authorization is incremental to the existing $6.4 billion program, initially approved in October 2010 and expanded in subsequent fiscal years. Acquisitions for the share repurchase programs will be made from time to time in private transactions, accelerated share repurchase programs, or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of December 31, 2024, the Company had $1,297 million remaining authorized to purchase shares under its share repurchase program.
Shares repurchased and retired for the three months ended December 31, 2024 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan[2]
October 1, 2024 — October 31, 2024	—	—	—	$1,422,421
November 1, 2024 — November 30, 2024	136,989	$242.84	79,937	$1,402,421
December 1, 2024 — December 31, 2024	409,660	$256.31	409,660	$1,297,421
(1)Includes 57,052 shares withheld from restricted stock units that vested in the first quarter of fiscal 2025 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of such awards do not deplete the dollar amount available for purchases under the repurchase program.

Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2024, certain of our officers and directors adopted or terminated Rule 10b5-1 trading arrangements as follows:
On November 27, 2024, Scot Rogers, EVP, General Counsel, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that is designed to be in effect until November 17, 2025 with respect to the sale of 15,217 Company shares.
On November 13, 2024, François Locoh-Donou, President and Chief Executive Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that is designed to be in effect until December 31, 2025 with respect to the sale of 19,500 Company shares.

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

*     Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of February, 2025.

F5, INC.

By:	/s/ EDWARD C. WERNER
Edward C. Werner
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)