Form 10-Q
period 2025-03-31
F5, INC.
filed 2025-05-06
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of April 29, 2025 was 57,431,570.

F5, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2025

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
F5, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2025	September 30, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,259,282	$1,074,602
Accounts receivable, net of allowances of $4,893 and $4,585	379,618	389,024
Inventories	67,880	76,378
Other current assets	629,394	569,467
Total current assets	2,336,174	2,109,471
Property and equipment, net	148,812	150,943
Operating lease right-of-use assets	189,656	178,180
Long-term investments	12,534	8,580
Deferred tax assets	406,690	365,951
Goodwill	2,319,835	2,312,362
Other assets, net	492,876	487,517
Total assets	$5,906,577	$5,613,004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$43,610	$67,894
Accrued liabilities	279,910	300,076
Deferred revenue	1,200,580	1,121,683
Total current liabilities	1,524,100	1,489,653
Deferred tax liabilities	8,252	7,179
Deferred revenue, long-term	722,019	676,276
Operating lease liabilities, long-term	236,623	215,785
Other long-term liabilities	101,538	94,733
Total long-term liabilities	1,068,432	993,973
Commitments and contingencies (Note 8)
Shareholders' equity
Preferred stock, no par value; 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 57,919 and 58,094 shares issued and outstanding	40,252	5,889
Accumulated other comprehensive loss	(22,310)	(20,912)
Retained earnings	3,296,103	3,144,401
Total shareholders' equity	3,314,045	3,129,378
Total liabilities and shareholders' equity	$5,906,577	$5,613,004
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Net revenues
Products	$337,196	$300,162	$705,693	$606,021
Services	393,927	381,192	791,919	767,930
Total	731,123	681,354	1,497,612	1,373,951
Cost of net revenues
Products	81,287	85,313	164,123	168,021
Services	59,672	55,800	117,346	109,481
Total	140,959	141,113	281,469	277,502
Gross profit	590,164	540,241	1,216,143	1,096,449
Operating expenses
Sales and marketing	218,061	210,800	424,096	409,727
Research and development	136,561	122,207	267,079	241,782
General and administrative	76,645	67,184	149,668	131,902
Restructuring charges	—	90	11,321	8,562
Total	431,267	400,281	852,164	791,973
Income from operations	158,897	139,960	363,979	304,476
Other income, net	12,303	5,974	16,265	15,856
Income before income taxes	171,200	145,934	380,244	320,332
Provision for income taxes	25,670	26,913	68,269	62,929
Net income	$145,530	$119,021	$311,975	$257,403
Net income per share — basic	$2.51	$2.02	$5.37	$4.37
Weighted average shares — basic	57,886	58,788	58,098	58,956
Net income per share — diluted	$2.48	$2.00	$5.30	$4.32
Weighted average shares — diluted	58,764	59,580	58,913	59,617
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Net income	$145,530	$119,021	$311,975	$257,403
Other comprehensive income (loss):
Foreign currency translation adjustment	1,889	(386)	(1,398)	2,118
Available-for-sale securities:
Unrealized gains on securities, net of taxes of $0 and $4 for the three months ended March 31, 2025 and 2024, respectively, and $0 and $16 for the six months ended March 31, 2025 and 2024, respectively	—	20	—	69
Net change in unrealized gains on available-for-sale securities, net of tax	—	20	—	69
Total other comprehensive income (loss)	1,889	(366)	(1,398)	2,187
Comprehensive income	$147,419	$118,655	$310,577	$259,590
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	Three months ended March 31, 2024
Balances, December 31, 2023	58,797	$18,348	$(20,668)	$2,863,297	$2,860,977
Exercise of employee stock options	19	680	—	—	680
Issuance of restricted stock	346	—	—	—	—
Repurchase of common stock, including excise taxes	(543)	(53,304)	—	(47,047)	(100,351)
Taxes paid related to net share settlement of equity awards	(10)	(1,836)	—	—	(1,836)
Stock-based compensation	—	55,141	—	—	55,141
Net income	—	—	—	119,021	119,021
Other comprehensive loss	—	—	(366)	—	(366)
Balances, March 31, 2024	58,609	$19,029	$(21,034)	$2,935,271	$2,933,266

	Three months ended March 31, 2025
Balances, December 31, 2024	58,132	$9,461	$(24,199)	$3,250,489	$3,235,751
Exercise of employee stock options	6	176	—	—	176
Issuance of restricted stock	271	—	—	—	—
Repurchase of common stock, including excise taxes	(481)	(25,554)	—	(99,916)	(125,470)
Taxes paid related to net share settlement of equity awards	(9)	(2,715)	—	—	(2,715)
Stock-based compensation	—	58,884	—	—	58,884
Net income	—	—	—	145,530	145,530
Other comprehensive income	—	—	1,889	—	1,889
Balances, March 31, 2025	57,919	$40,252	$(22,310)	$3,296,103	$3,314,045

	Six months ended March 31, 2024
Balances, September 30, 2023	59,207	$24,399	$(23,221)	$2,799,054	$2,800,232
Exercise of employee stock options	33	1,088	—	—	1,088
Issuance of stock under employee stock purchase plan	188	21,469	—	—	21,469
Issuance of restricted stock	701	—	—	—	—
Repurchase of common stock, including excise taxes	(1,465)	(130,403)	—	(121,186)	(251,589)
Taxes paid related to net share settlement of equity awards	(55)	(8,667)	—	—	(8,667)
Stock-based compensation	—	111,143	—	—	111,143
Net income	—	—	—	257,403	257,403
Other comprehensive income	—	—	2,187	—	2,187
Balances, March 31, 2024	58,609	$19,029	$(21,034)	$2,935,271	$2,933,266

	Six months ended March 31, 2025
Balances, September 30, 2024	58,094	$5,889	$(20,912)	$3,144,401	$3,129,378
Exercise of employee stock options	19	699	—	—	699
Issuance of stock under employee stock purchase plan	163	23,172	—	—	23,172
Issuance of restricted stock	680	—	—	—	—
Repurchase of common stock, including excise taxes	(971)	(90,217)	—	(160,273)	(250,490)
Taxes paid related to net share settlement of equity awards	(66)	(16,083)	—	—	(16,083)
Stock-based compensation	—	116,792	—	—	116,792
Net income	—	—	—	311,975	311,975
Other comprehensive loss	—	—	(1,398)	—	(1,398)
Balances, March 31, 2025	57,919	$40,252	$(22,310)	$3,296,103	$3,314,045
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended March 31,
	2025	2024
Operating activities
Net income	$311,975	$257,403
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	116,792	111,143
Depreciation and amortization	45,137	57,284
Non-cash operating lease costs	15,792	16,596
Deferred income taxes	(39,212)	(28,935)
Other	3,746	(2,829)
Changes in operating assets and liabilities (excluding effects of the acquisition of businesses):
Accounts receivable	7,275	66,569
Inventories	8,498	(33,886)
Other current assets	(53,457)	(34,398)
Other assets	(28,434)	(16,203)
Accounts payable and accrued liabilities	(33,844)	(20,930)
Deferred revenue	124,640	36,855
Lease liabilities	(19,529)	(21,714)
Net cash provided by operating activities	459,379	386,955
Investing activities
Purchases of investments	(1,900)	(1,000)
Maturities of investments	—	5,420
Acquisition of businesses, net of cash acquired	(10,100)	(32,939)
Purchases of property and equipment	(18,576)	(18,503)
Net cash used in investing activities	(30,576)	(47,022)
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	23,871	22,557
Payments for repurchase of common stock, including excise taxes	(252,068)	(250,029)
Taxes paid related to net share settlement of equity awards	(16,083)	(8,667)
Net cash used in financing activities	(244,280)	(236,139)
Net increase in cash, cash equivalents and restricted cash	184,523	103,794
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,606)	1,779
Cash, cash equivalents and restricted cash, beginning of period	1,078,340	800,835
Cash, cash equivalents and restricted cash, end of period	$1,261,257	$906,408
Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$22,828	$26,169
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$36,893	$7,267
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Summary of Significant Accounting Policies
Description of Business
F5, Inc. (the "Company") is a global leader in application delivery and security solutions which enables its customers to deploy, operate, secure, optimize, and govern every application and API across any architecture - on-premises, in the cloud, or at the edge. The Company's cloud, software, and hardware solutions enable its customers to deliver fast, available, and secure digital experiences to their customers at scale. The Company's enterprise-grade application services are available as hardware, software, and software-as-a-service solutions optimized for hybrid, multicloud environments, with modules that can run independently, or as part of an integrated solution on its high-performance appliances. In connection with its solutions, the Company offers a broad range of professional services, including consulting, training, maintenance, and other technical support services.
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
There have been no changes to the Company's significant accounting policies as of and for the three and six months ended March 31, 2025, except for the accounting policies for investments and fair value of financial instruments, which have been updated to include equity investments with no readily determinable fair value.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). This ASU requires new financial statement disclosures disaggregating prescribed expense categories within relevant income statement expense captions. In addition, in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the effective date of ASU 2024-03. ASU 2024-03 will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures in the consolidated financial statements.
2. Revenue from Contracts with Customers
Capitalized Contract Acquisition Costs
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the six months ended March 31, 2025 and 2024 (in thousands):

	Six months ended March 31,
	2025	2024
Balance, beginning of period	$66,258	$66,468
Additional capitalized contract acquisition costs	21,529	13,851
Amortization of capitalized contract acquisition costs	(18,676)	(18,015)
Balance, end of period	$69,111	$62,304
Amortization of capitalized contract acquisition costs was $9.6 million and $8.9 million for the three months ended March 31, 2025 and 2024, respectively, and $18.7 million and $18.0 million for the six months ended March 31, 2025 and 2024, respectively, and is recorded in Sales and Marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.
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

The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the six months ended March 31, 2025 and 2024 (in thousands):

	Six months ended March 31,
	2025	2024
Balance, beginning of period	$1,797,959	$1,775,121
Amounts added but not recognized as revenues	850,788	768,890
Revenues recognized related to the opening balance of deferred revenue	(726,148)	(732,035)
Balance, end of period	$1,922,599	$1,811,976
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. The composition of unsatisfied performance obligations consists mainly of deferred service revenue, and to a lesser extent, deferred product revenue, for which the Company has an obligation to perform, and has not yet recognized as revenue in the consolidated financial statements. As of March 31, 2025, the total non-cancelable remaining performance obligations under the Company's contracts with customers was $1.9 billion and the Company expects to recognize revenues on 62.4% of these remaining performance obligations over the next 12 months, 22.9% in year two, and the remaining balance thereafter.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements at March 31, 2025 and September 30, 2024, were as follows (in thousands):

			Gross Unrealized			Classification on Balance Sheet
March 31, 2025	Fair Value Level	Cost or Amortized Cost	Gains	Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Changes in fair value recorded in other comprehensive income (loss)
Money Market Funds	Level 1	$624,080	$—	$—	$624,080	$624,080	$—	$—
Total debt investments		$624,080	$—	$—	$624,080	$624,080	$—	$—
Changes in fair value recorded in other net income (expense)
Equity investments	*				$12,534	$—	$—	$12,534
Total equity investments					12,534	—	—	12,534
Total investments					$636,614	$624,080	$—	$12,534
* Equity investments presented in the table above include investments without readily determinable fair values that are measured at fair value using net asset value ("NAV") as a practical expedient, or are measured at cost with adjustments for observable changes in price or impairments. The equity investments are not classified within the fair value hierarchy.

			Gross Unrealized			Classification on Balance Sheet
September 30, 2024	Fair Value Level	Cost or Amortized Cost	Gains	Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Changes in fair value recorded in other comprehensive income (loss)
Money Market Funds	Level 1	$437,273	$—	$—	$437,273	$437,273	$—	$—
Total debt investments		$437,273	$—	$—	$437,273	$437,273	$—	$—
Changes in fair value recorded in other net income (expense)
Equity investments	**				$8,580	$—	$—	$8,580
Total equity investments					8,580	—	—	8,580
Total investments					$445,853	$437,273	$—	$8,580
** The fair value of this equity investment is measured at NAV which approximates fair value and is not classified within the fair value hierarchy.
The Company uses the fair value hierarchy for financial assets and liabilities. The carrying amounts of other current financial assets and other current financial liabilities approximate fair value due to their short-term nature.
Interest income from cash, cash equivalents, and investments was $9.3 million and $8.3 million for the three months ended March 31, 2025 and 2024, respectively, and $19.6 million and $16.1 million for the six months ended March 31, 2025 and 2024, respectively. Interest income is included in other income (expense), net on the Company's consolidated income statements. Unrealized losses on investments held for a period greater than 12 months at March 31, 2025 and September 30, 2024 were not material.
The Company invests in debt securities that are rated investment grade. The Company reviews the individual debt securities in its portfolio to determine whether a credit loss exists by comparing the extent to which the fair value is less than the amortized cost and considering any changes to ratings of a debt security by a ratings agency. The Company determined that as of March 31, 2025, there were no credit losses on any investments within its portfolio.

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
Impairment charges related to non-financial long-lived assets for the three and six months ended March 31, 2025 and 2024 were not material.
4. Business Combinations
Fiscal Year 2025 Acquisition
During the second quarter of fiscal 2025, the Company completed one acquisition. The acquired assets and assumed liabilities of the acquisition were not material and the Company recorded $7.5 million of goodwill as a result of the acquisition. The acquisition did not have a material impact to the Company's operating results.
Fiscal Year 2024 Acquisitions
During the second quarter of fiscal 2024, the Company completed two acquisitions. The acquired assets and assumed liabilities of the acquisitions were not material and the Company recorded $23.6 million of goodwill as a result of the acquisitions. The measurement period for the two acquisitions lapsed during the second quarter of fiscal 2025. The Company recorded an immaterial adjustment to consideration exchanged for the purchase of the acquired companies within the post-close measurement period. The acquisitions did not have a material impact to the Company's operating results.
5. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows for the periods presented (in thousands):

	March 31, 2025	September 30, 2024
Cash and cash equivalents	$1,259,282	$1,074,602
Restricted cash included in other assets, net	1,975	3,738
Total cash, cash equivalents and restricted cash	$1,261,257	$1,078,340
Inventories
Inventories consist of the following (in thousands):

	March 31, 2025	September 30, 2024
Finished goods	$27,378	$27,922
Raw materials	40,502	48,456
	$67,880	$76,378
Other Current Assets
Other current assets consist of the following (in thousands):

	March 31, 2025	September 30, 2024
Unbilled receivables	$427,951	$401,104
Prepaid expenses	98,583	93,467
Capitalized contract acquisition costs	33,892	32,681
Other	68,968	42,215
	$629,394	$569,467

Other Assets, Net
Other assets, net consist of the following (in thousands):

	March 31, 2025	September 30, 2024
Intangible assets	$92,651	$111,576
Unbilled receivables	296,864	277,965
Capitalized contract acquisition costs	35,218	33,577
Other	68,143	64,399
	$492,876	$487,517
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2025	September 30, 2024
Payroll and benefits	$173,046	$171,571
Operating lease liabilities, current	30,195	33,779
Income and other tax accruals	32,474	45,247
Other	44,195	49,479
	$279,910	$300,076
Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	March 31, 2025	September 30, 2024
Income taxes payable	$92,197	$85,461
Other	9,341	9,272
	$101,538	$94,733
6. Debt Facilities
Revolving Credit Agreement
On January 31, 2020, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). The Company has the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. Historically, borrowings under the Revolving Credit Facility bore interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. On May 26, 2023, the Company amended the Revolving Credit Agreement as a result of the cessation of the LIBOR borrowing reference rate. The amendment modified and directly replaced the LIBOR borrowing reference rate within the Revolving Credit Agreement to the Secured Overnight Financing Rate (SOFR). After the amendment, borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, (a) SOFR plus 0.10%, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. The Revolving Credit Agreement also requires payment of a commitment fee calculated at a rate per annum of 0.125% to 0.300% depending on the Company's leverage ratio on the undrawn portion of the Revolving Credit Facility. Commitment fees incurred during the three and six months ended March 31, 2025 were not material.
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
The components of the Company's operating lease expenses for the three and six months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Operating lease expense	$10,043	$10,167	$20,050	$20,493
Short-term lease expense	691	671	1,510	1,366
Variable lease expense	5,922	5,941	11,514	11,975
Total lease expense	$16,656	$16,779	$33,074	$33,834
Variable lease expense primarily consists of common area maintenance, real estate taxes and parking expenses.
Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

	March 31, 2025	September 30, 2024
Operating lease right-of-use assets, net	$189,656	$178,180

Operating lease liabilities, current[1]	30,195	33,779
Operating lease liabilities, long-term	236,623	215,785
Total operating lease liabilities	$266,818	$249,564

Weighted average remaining lease term (in years)	8.0	7.9
Weighted average discount rate	3.15%	2.94%
(1)Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheets.
As of March 31, 2025, the future operating lease payments for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2025 (remainder)	$18,309
2026	40,210
2027	39,339
2028	34,690
2029	32,015
2030	31,554
Thereafter	109,346
Total lease payments	305,463
Less: imputed interest	(38,645)
Total lease liabilities	$266,818
Operating lease liabilities above do not include sublease income. As of March 31, 2025, the Company expects to receive sublease income of $9.5 million, which consists of $1.9 million to be received for the remainder of fiscal 2025 and $7.6 million to be received over the eight fiscal years thereafter.

As of March 31, 2025, the Company had no significant operating leases that were executed but not yet commenced.
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
The Company offers warranties of one year for its systems product offerings. Additional warranty coverage can be purchased by customers through service maintenance agreements in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of March 31, 2025 and September 30, 2024 were not material.
Commitments
In October 2022, the Company entered into an unconditional purchase commitment with one of its suppliers for the delivery of systems components. Under the terms of the agreement, the Company is obligated to purchase $10.0 million of component inventory annually, with a total committed amount of $40.0 million over a four-year term. As of March 31, 2025, the Company had no remaining purchase commitments under the third year of the agreement. The Company's total non-cancelable long-term purchase commitments outstanding as of March 31, 2025 was $10.0 million.
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

On December 2, 2024, the Court of Appeals issued its mandate returning the matter to the District Court for further proceedings on the remaining portion of the copyright claim. Following a case management conference on March 7, 2025, the District Court ordered phased discovery with a first phase focused on whether any NGINX Plus code was written by certain defendants or other former Rambler employees while employed by Rambler before the end of 2011. The first phase discovery cutoff is March 19, 2026. Additionally, the defendants may file a summary judgment motion by April 20, 2026, for a hearing on May 26, 2026. If the case survives summary judgment, the District Court set trial for November 1, 2027. On April 7, 2025, Lynwood filed a second amended complaint limited to the remaining portion of the copyright claim. The defendants’ response to the second amended complaint is due May 19, 2025. The Company intends to continue vigorously defending the litigation.
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
The effective tax rate was 15.0% and 18.0% for the three and six months ended March 31, 2025, respectively, compared to 18.4% and 19.6% for the three and six months ended March 31, 2024, respectively. The decrease in the effective tax rate for the three and six months ended March 31, 2025 as compared to the three and six months ended March 31, 2024 is primarily due to the tax impact of non-recurring benefits recorded in the quarter related to foreign operations and stock-based compensation.
At March 31, 2025, the Company had $90.9 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2018. Major jurisdictions where there are wholly owned subsidiaries of F5, Inc. which require income tax filings include the United Kingdom, Singapore, Israel, and India. The earliest periods open for review by local taxing authorities are fiscal years 2022 for the United Kingdom, 2019 for Singapore, 2019 for Israel, and 2018 for India. The Company is under audit by the Internal Revenue Service for fiscal year 2019, by various states for fiscal years 2018 through 2023, and by various foreign jurisdictions including India for fiscal years 2018 to 2024, Israel for fiscal years 2019 to 2022, Saudi Arabia for fiscal years 2015 to 2020, and Singapore for fiscal years 2019 to 2022.
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

The following table summarizes the Company's repurchases and retirements of its common stock under its Stock Repurchase Program (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Shares repurchased	481	543	971	1,465
Average price per share	$259.46	$184.07	$257.37	$170.59
Amount repurchased	$125,009	$100,011	$250,019	$250,029
As of March 31, 2025, the Company had $1,172.4 million remaining authorized to purchase shares under its share repurchase program.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Numerator
Net income	$145,530	$119,021	$311,975	$257,403
Denominator
Weighted average shares outstanding — basic	57,886	58,788	58,098	58,956
Dilutive effect of common shares from stock options and restricted stock units	878	792	815	661
Weighted average shares outstanding — diluted	58,764	59,580	58,913	59,617
Basic net income per share	$2.51	$2.02	$5.37	$4.37
Diluted net income per share	$2.48	$2.00	$5.30	$4.32
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were not material for the three and six months ended March 31, 2025 and 2024.
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

The following presents revenues by geographic region (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Americas:
United States	$373,789	$363,847	$781,177	$713,922
Other	22,337	21,718	46,922	48,033
Total Americas	396,126	385,565	828,099	761,955
EMEA	213,971	178,386	418,358	371,749
APAC	121,026	117,403	251,155	240,247
	$731,123	$681,354	$1,497,612	$1,373,951
The Company continues to offer its products through a range of consumption models, from physical systems to software solutions and managed services. The following presents net product revenues by systems and software (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Net product revenues
Systems revenue	$179,405	$141,654	$339,113	$277,028
Software revenue	157,791	158,508	366,580	328,993
Total net product revenue	$337,196	$300,162	$705,693	$606,021
The following customers accounted for more than 10% of total net revenue:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Ingram Micro, Inc.	16.9%	18.6%	16.5%	17.0%
Synnex Corporation	17.4%	16.5%	17.1%	16.0%
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	March 31, 2025	September 30, 2024
Americas:
United States	$110,525	$112,420
Other	1,471	1,773
Total Americas	111,996	114,193
EMEA	19,960	21,970
APAC	16,856	14,780
	$148,812	$150,943
13. Restructuring Charges
In the first quarters of fiscal 2025 and 2024, the Company initiated restructuring plans to match strategic and financial objectives and optimize resources for long term growth, including reduction in force programs. For the three months ended December 31, 2024 and 2023, the Company recorded restructuring charges of $11.3 million and $9.8 million, respectively. The Company did not record any significant subsequent charges related to the first quarter of fiscal 2025 and 2024 restructuring plans.
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
During the six months ended March 31, 2025 and 2024, the following activity was recorded (in thousands):

	Six months ended March 31,
	2025	2024
Employee Severance, Benefits and Related Costs
Accrued expenses, beginning of period	$—	$3,496
Restructuring charges[1]	11,321	8,562
Cash payments	(11,156)	(11,501)
Accrued expenses, end of period	$165	$557
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
Overview
F5 is a global leader in application delivery and security solutions which enables its customers to deploy, operate, secure, optimize, and govern every application and API across any architecture - on-premises, in the cloud, or at the edge. Our cloud, software, and hardware solutions enable our customers to deliver fast, available, and secure digital experiences to their customers at scale. Our enterprise-grade application services are available as hardware, software, and software-as-a-service, and software-only solutions optimized for hybrid, multicloud environments, with modules that can run independently, or as part of an integrated solution on our high-performance appliances. We market and sell our products primarily through multiple indirect sales channels in the Americas; Europe, the Middle East, and Africa (EMEA); and the Asia Pacific region (APAC). Enterprise customers (Fortune 1000 or Business Week Global 1000 companies) in the technology, telecommunications, financial services, transportation, education, manufacturing and health care industries, along with government customers, continue to make up the largest percentage of our customer base.
Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:
•Revenues. Our revenue is derived from the sales of both global services and products. Our global services revenue includes annual maintenance contracts, training and consulting services. The majority of our product revenues are derived from sales of our application delivery and security solutions including our BIG-IP software and systems, F5 NGINX software, and our F5 Distributed Cloud Services offerings. Our BIG-IP software solutions are sold both on a perpetual license and a subscription basis. We sell F5 NGINX on a subscription basis. F5 Distributed Cloud Services provides security, multicloud networking, and edge-based computing solutions and are offered on a subscription basis, under a unified software-as-a-service ("SaaS") and managed service platform.
We monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products, feature enhancements and consumption models are indicators of future trends. We also consider overall revenue concentration by geographic region as an additional indicator of current and future trends. Over the course of fiscal 2024, uncertainties in the macroeconomic environment began to stabilize and we saw improvements in customer demand during the second half of fiscal 2024, which continued in the first half of fiscal 2025.

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
•Operating expenses. Operating expenses are substantially driven by personnel and related overhead expenses. Existing headcount and future hiring plans are the predominant factors in analyzing and forecasting future operating expense trends. Other significant operating expenses that we monitor include marketing and promotions, travel, professional fees, technology costs related to the development of new products and provision of services, facilities and depreciation expenses.
•Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The increase in cash and investments for the first six months of fiscal year 2025 was primarily due to cash provided by operating activities of $459.4 million, partially offset by $252.1 million of cash used for the repurchase of outstanding common stock under our stock repurchase program, including excise taxes. Going forward, we believe the primary driver of cash flows will be net income from operations. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. Additionally, on January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). On January 31, 2025, the Revolving Credit Facility expired. At the time of expiration, there were no outstanding borrowings under the Revolving Credit Facility.
•Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased to $1.92 billion as of March 31, 2025 from $1.80 billion as of September 30, 2024 primarily due to an increase in maintenance renewal contracts related to our existing product installation base, in addition to increased deferred revenue associated with subscription offerings. Our days sales outstanding for the second quarter of fiscal year 2025 was 47. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
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

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024

	(in thousands, except percentages)
Net revenues
Products	$337,196	$300,162	$705,693	$606,021
Services	393,927	381,192	791,919	767,930
Total	$731,123	$681,354	$1,497,612	$1,373,951
Percentage of net revenues
Products	46.1%	44.1%	47.1%	44.1%
Services	53.9	55.9	52.9	55.9
Total	100.0%	100.0%	100.0%	100.0%
Net Revenues. Total net revenues increased 7.3% and 9.0% for the three and six months ended March 31, 2025, respectively, from the comparable periods in the prior year. The increase in total net revenues for the three and six months ended March 31, 2025 was primarily due to an increase in product revenues associated with systems, as well as an increase in service revenues driven by purchases of initial and renewal maintenance contracts. The increase in total net revenues for the six months ended March 31, 2025 was also due to an increase in product revenues associated with software. International revenues represented 48.9% and 47.8% of total net revenues for the three and six months ended March 31, 2025, respectively, compared to 46.6% and 48.0% for the same periods in the prior year, respectively.
Net Product Revenues. Net product revenues increased 12.3% and 16.4% for the three and six months ended March 31, 2025, respectively, from the comparable periods in the prior year. The increase in net product revenues for the three months ended March 31, 2025 was due to an increase in systems revenue. The increase in net product revenues for the six months ended March 31, 2025 was primarily due to an increase in systems revenue, as well as an increase in software revenue.
The following presents net product revenues by systems and software:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024

	(in thousands, except percentages)
Net product revenues
Systems revenue	$179,405	$141,654	$339,113	$277,028
Software revenue	157,791	158,508	366,580	328,993
Total net product revenue	$337,196	$300,162	$705,693	$606,021
Percentage of net product revenues
Systems revenue	53.2%	47.2%	48.1%	45.7%
Software revenue	46.8	52.8	51.9	54.3
Total net product revenue	100.0%	100.0%	100.0%	100.0%
Systems Revenues. As a component of net product revenues, systems revenues increased 26.7% and 22.4% for the three and six months ended March 31, 2025, respectively, from the comparable periods in the prior year.
Software Revenues. As a component of net product revenues, software revenues decreased 0.5% for the three months ended March 31, 2025 and increased 11.4% for the six months ended March 31, 2025, from the comparable periods in the prior year.
Net Service Revenues. Net service revenues increased 3.3% and 3.1% for the three and six months ended March 31, 2025, respectively, from the comparable periods in the prior year. The increase in net service revenues for the three and six months ended March 31, 2025 was primarily the result of increased initial purchases and renewals of maintenance contracts driven by growth in product revenue.

The following customers accounted for more than 10% of total net revenue:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Ingram Micro, Inc.	16.9%	18.6%	16.5%	17.0%
Synnex Corporation	17.4%	16.5%	17.1%	16.0%
The following customers accounted for more than 10% of total receivables:

	March 31, 2025	September 30, 2024
Ingram Micro, Inc.	12.9%	20.3%
Synnex Corporation	16.4%	14.8%
World Wide Technology, Inc.	10.6%	—
No other customers accounted for more than 10% of total net revenue or receivables.

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024

	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$81,287	$85,313	$164,123	$168,021
Services	59,672	55,800	117,346	109,481
Total	140,959	141,113	281,469	277,502
Gross profit	$590,164	$540,241	$1,216,143	$1,096,449
Percentage of net revenues and gross margin (as a percentage of related net revenue)
Products	24.1%	28.4%	23.3%	27.7%
Services	15.1	14.6	14.8	14.3
Total	19.3	20.7	18.8	20.2
Gross margin	80.7%	79.3%	81.2%	79.8%
Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, software-as-a-service infrastructure costs and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues decreased $4.0 million, or 4.7% for the three months ended March 31, 2025 and decreased $3.9 million, or 2.3% for the six months ended March 31, 2025 from the comparable periods in the prior year primarily due to a decrease in the cost of systems components, as well as a decrease in the amortization of acquired developed technology and a shift in sales mix to higher margin offerings on certain platforms.
Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and six months ended March 31, 2025, cost of net service revenues as a percentage of net service revenues was 15.1% and 14.8%, respectively, compared to 14.6% and 14.3% for the comparable periods in the prior year, respectively. Professional services headcount at the end of March 2025 increased to 1,086 from 1,049 at the end of March 2024.

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024

	(in thousands, except percentages)
Operating expenses
Sales and marketing	$218,061	$210,800	$424,096	$409,727
Research and development	136,561	122,207	267,079	241,782
General and administrative	76,645	67,184	149,668	131,902
Restructuring charges	—	90	11,321	8,562
Total	$431,267	$400,281	$852,164	$791,973
Operating expenses (as a percentage of net revenue)
Sales and marketing	29.8%	30.9%	28.3%	29.8%
Research and development	18.7	17.9	17.8	17.6
General and administrative	10.5	9.9	10.0	9.6
Restructuring charges	—	—	0.8	0.6
Total	59.0%	58.7%	56.9%	57.6%
Sales and Marketing. Sales and marketing expenses consist of the salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities and depreciation expenses. Sales and marketing expenses increased $7.3 million, or 3.4% for the three months ended March 31, 2025 and increased $14.4 million, or 3.5% for the six months ended March 31, 2025 from the comparable periods in the prior year. The increase in sales and marketing expense for the three and six months ended March 31, 2025 was primarily due to an increase of $6.3 million and $10.6 million, respectively, in personnel costs from the comparable periods in the prior year. Sales and marketing headcount at the end of March 2025 decreased to 2,151 from 2,166 at the end of March 2024. Sales and marketing expenses included stock-based compensation expense of $21.8 million and $43.0 million for the three and six months ended March 31, 2025, respectively, compared to $21.4 million and $43.0 million for the same periods in the prior year, respectively.
Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased $14.4 million, or 11.7% for the three months ended March 31, 2025 and increased $25.3 million, or 10.5% for the six months ended March 31, 2025 from the comparable periods in the prior year. The increase in research and development expense for the three and six months ended March 31, 2025 was primarily due to an increase of $8.0 million and $16.3 million, respectively, in personnel costs from the comparable periods in the prior year. Research and development headcount at the end of March 2025 increased to 2,023 from 1,981 at the end of March 2024. Research and development expenses included stock-based compensation expense of $16.4 million and $32.9 million for the three and six months ended March 31, 2025, respectively, compared to $15.5 million and $31.5 million for the same periods in the prior year, respectively.
General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased $9.5 million, or 14.1% for the three months ended March 31, 2025 and increased $17.8 million, or 13.5% for the six months ended March 31, 2025 from the comparable periods in the prior year. The increase in general and administrative expenses for the three and six months ended March 31, 2025 was primarily due to an increase of $3.5 million and $5.6 million, respectively, in personnel costs from the comparable periods in the prior year. In addition, expenses for professional services increased $1.3 million and $3.8 million for the three and six months ended March 31, 2025, respectively, from the comparable periods in the prior year. General and administrative headcount at the end of March 2025 decreased to 854 from 881 at the end of March 2024. General and administrative expenses included stock-based compensation expense of $13.2 million and $26.1 million for the three and six months ended March 31, 2025, respectively, compared to $10.8 million and $21.5 million for the same periods in the prior year, respectively.
Restructuring Charges. In the first fiscal quarters of 2025 and 2024, we completed restructuring plans to align strategic and financial objectives and optimize resources for long term growth. As a result of our restructuring initiatives, we recorded charges of $11.3 million and $8.6 million, net of adjustments, related to reductions in workforce that are reflected in our results for the six months ended March 31, 2025 and 2024, respectively.

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024

	(in thousands, except percentages)
Other income and income taxes
Income from operations	$158,897	$139,960	$363,979	$304,476
Other income, net	12,303	5,974	16,265	15,856
Income before income taxes	171,200	145,934	380,244	320,332
Provision for income taxes	25,670	26,913	68,269	62,929
Net income	$145,530	$119,021	$311,975	$257,403
Other income and income taxes (as percentage of net revenue)
Income from operations	21.7%	20.5%	24.3%	22.2%
Other income, net	1.7	0.9	1.1	1.1
Income before income taxes	23.4	21.4	25.4	23.3
Provision for income taxes	3.5	3.9	4.6	4.6
Net income	19.9%	17.5%	20.8%	18.7%
Other Income, Net. Other income, net consists primarily of interest income and expense and foreign currency transaction gains and losses. The increase in other income, net for the three months ended March 31, 2025 was primarily due to an increase in foreign currency gains and losses of $4.0 million compared to the same period in the prior year. Other income, net remained relatively flat for the six months ended March 31, 2025, from the comparable period in the prior year.
Provision for Income Taxes. The effective tax rate was 15.0% and 18.0% for the three and six months ended March 31, 2025, respectively, compared to 18.4% and 19.6% for the three and six months ended March 31, 2024, respectively. The decrease in the effective tax rate for the three and six months ended March 31, 2025, as compared to the three and six months ended March 31, 2024, is primarily due to the tax impact of non-recurring benefits recorded in the quarter related to foreign operations and stock-based compensation.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at March 31, 2025 and September 30, 2024 were $398.4 million and $358.8 million, respectively. The net deferred tax assets include valuation allowances of $29.9 million and $39.7 million as of March 31, 2025 and September 30, 2024, respectively, which are primarily related to certain foreign tax credit carryforwards and certain state net operating loss and tax credit carryforwards.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,271.8 million as of March 31, 2025, compared to $1,083.2 million as of September 30, 2024, representing an increase of $188.6 million. The increase was primarily due to cash provided by operating activities of $459.4 million for the six months ended March 31, 2025, partially offset by cash used for the repurchase of common stock, including excise taxes, during the six months ended March 31, 2025 of $252.1 million.
Cash provided by operating activities for the first six months of fiscal year 2025 resulted from net income of $312.0 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation, impairment and amortization charges. Cash provided by operating activities for the first six months of fiscal year 2025 increased from the comparable period in the prior year primarily due to an increase in cash received from customers.

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
Cash used in investing activities was $30.6 million for the six months ended March 31, 2025, compared to cash used in investing activities of $47.0 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions and capital expenditures. The amount of cash used in investing activities for the six months ended March 31, 2025 was primarily the result of $18.6 million in capital expenditures related to maintaining our operations worldwide and $10.1 million in cash paid for a business acquisition.
Cash used in financing activities was $244.3 million for the six months ended March 31, 2025, compared to cash used in financing activities of $236.1 million for the same period in the prior year. Our financing activities for the six months ended March 31, 2025 primarily consisted of $252.1 million of cash used to repurchase shares of common stock, including excise taxes. In addition, $16.1 million in cash was used for taxes related to net share settlement of equity awards. Cash used in financing activities was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $23.9 million.
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
Obligations and Commitments
As of March 31, 2025, our principal commitments consisted of obligations outstanding under operating leases and purchase obligations with one of our component suppliers.
We lease our facilities under operating leases that expire at various dates through 2036. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
In October 2022, we entered into an unconditional purchase commitment with one of our suppliers for the delivery of systems components. Under the terms of the agreement, we are obligated to purchase $10 million of component inventory annually, with a total committed amount of $40 million over a four-year term. As of March 31, 2025, we had no remaining purchase commitments under the third year of the agreement. Our total non-cancelable long-term purchase commitments outstanding as of March 31, 2025 was $10.0 million.
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
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the six month period ended March 31, 2025, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2024.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
On October 25, 2024, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This authorization is incremental to the existing $6.4 billion program, initially approved in October 2010 and expanded in subsequent fiscal years. Acquisitions for the share repurchase programs will be made from time to time in private transactions, accelerated share repurchase programs, or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of March 31, 2025, the Company had $1,172.4 million remaining authorized to purchase shares under its share repurchase program.
Shares repurchased and retired for the three months ended March 31, 2025 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan[2]
January 1, 2025 — January 31, 2025	481,769	$259.46	481,769	$1,172,421
February 1, 2025 — February 28, 2025	9,124	$295.19	—	$1,172,421
March 1, 2025 — March 31, 2025	—	—	—	$1,172,421
(1)Includes 9,124 shares withheld from restricted stock units that vested in the second quarter of fiscal 2025 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of such awards do not deplete the dollar amount available for purchases under the repurchase program.

Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended March 31, 2025, no officers and directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

*     Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of May, 2025.

F5, INC.

By:	/s/ EDWARD C. WERNER
Edward C. Werner
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)