Form 10-Q
period 2025-06-30
F5, INC.
filed 2025-08-06
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of July 30, 2025 was 57,447,170.

F5, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2025

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
F5, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2025	September 30, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,426,957	$1,074,602
Accounts receivable, net of allowances of $3,284 and $4,585	359,859	389,024
Inventories	66,920	76,378
Other current assets	631,302	569,467
Total current assets	2,485,038	2,109,471
Property and equipment, net	152,447	150,943
Operating lease right-of-use assets	182,217	178,180
Long-term investments	15,034	8,580
Deferred tax assets	430,632	365,951
Goodwill	2,324,328	2,312,362
Other assets, net	523,803	487,517
Total assets	$6,113,499	$5,613,004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$68,709	$67,894
Accrued liabilities	281,413	300,076
Deferred revenue	1,201,054	1,121,683
Total current liabilities	1,551,176	1,489,653
Deferred tax liabilities	8,708	7,179
Deferred revenue, long-term	755,908	676,276
Operating lease liabilities, long-term	229,411	215,785
Other long-term liabilities	96,612	94,733
Total long-term liabilities	1,090,639	993,973
Commitments and contingencies (Note 8)
Shareholders' equity
Preferred stock, no par value; 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 57,867 and 58,094 shares issued and outstanding	40,744	5,889
Accumulated other comprehensive loss	(18,558)	(20,912)
Retained earnings	3,449,498	3,144,401
Total shareholders' equity	3,471,684	3,129,378
Total liabilities and shareholders' equity	$6,113,499	$5,613,004
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Net revenues
Products	$388,838	$308,489	$1,094,531	$914,510
Services	391,532	387,006	1,183,451	1,154,936
Total	780,370	695,495	2,277,982	2,069,446
Cost of net revenues
Products	88,782	80,813	252,905	248,834
Services	59,846	55,612	177,192	165,093
Total	148,628	136,425	430,097	413,927
Gross profit	631,742	559,070	1,847,885	1,655,519
Operating expenses
Sales and marketing	220,428	205,550	644,524	615,277
Research and development	136,345	124,387	403,424	366,169
General and administrative	78,652	65,950	228,320	197,852
Restructuring charges	—	93	11,321	8,655
Total	435,425	395,980	1,287,589	1,187,953
Income from operations	196,317	163,090	560,296	467,566
Other income, net	16,706	8,529	32,971	24,385
Income before income taxes	213,023	171,619	593,267	491,951
Provision for income taxes	23,111	27,540	91,380	90,469
Net income	$189,912	$144,079	$501,887	$401,482
Net income per share — basic	$3.29	$2.46	$8.65	$6.82
Weighted average shares — basic	57,772	58,584	57,989	58,832
Net income per share — diluted	$3.25	$2.44	$8.54	$6.75
Weighted average shares — diluted	58,492	59,147	58,773	59,461
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Net income	$189,912	$144,079	$501,887	$401,482
Other comprehensive income (loss):
Foreign currency translation adjustment	3,752	(1,232)	2,354	886
Available-for-sale securities:
Unrealized gains on securities, net of taxes of $0 and $1 for the three months ended June 30, 2025 and 2024, respectively, and $0 and $17 for the nine months ended June 30, 2025 and 2024, respectively	—	9	—	78
Net change in unrealized gains on available-for-sale securities, net of tax	—	9	—	78
Total other comprehensive income (loss)	3,752	(1,223)	2,354	964
Comprehensive income	$193,664	$142,856	$504,241	$402,446
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	Three months ended June 30, 2024
Balances, March 31, 2024	58,609	$19,029	$(21,034)	$2,935,271	$2,933,266
Exercise of employee stock options	7	175	—	—	175
Issuance of stock under employee stock purchase plan	249	32,135	—	—	32,135
Issuance of restricted stock	299	—	—	—	—
Repurchase of common stock, including excise taxes	(873)	(86,362)	—	(64,246)	(150,608)
Taxes paid related to net share settlement of equity awards	(7)	(1,285)	—	—	(1,285)
Stock-based compensation	—	54,206	—	—	54,206
Net income	—	—	—	144,079	144,079
Other comprehensive loss	—	—	(1,223)	—	(1,223)
Balances, June 30, 2024	58,284	$17,898	$(22,257)	$3,015,104	$3,010,745

	Three months ended June 30, 2025
Balances, March 31, 2025	57,919	$40,252	$(22,310)	$3,296,103	$3,314,045
Exercise of employee stock options	4	131	—	—	131
Issuance of stock under employee stock purchase plan	178	35,016	—	—	35,016
Issuance of restricted stock	267	—	—	—	—
Repurchase of common stock, including excise taxes	(488)	(88,588)	—	(36,517)	(125,105)
Taxes paid related to net share settlement of equity awards	(13)	(3,518)	—	—	(3,518)
Stock-based compensation	—	57,451	—	—	57,451
Net income	—	—	—	189,912	189,912
Other comprehensive income	—	—	3,752	—	3,752
Balances, June 30, 2025	57,867	$40,744	$(18,558)	$3,449,498	$3,471,684

	Nine months ended June 30, 2024
Balances, September 30, 2023	59,207	$24,399	$(23,221)	$2,799,054	$2,800,232
Exercise of employee stock options	40	1,264	—	—	1,264
Issuance of stock under employee stock purchase plan	437	53,604	—	—	53,604
Issuance of restricted stock	1,000	—	—	—	—
Repurchase of common stock, including excise taxes	(2,338)	(216,766)	—	(185,432)	(402,198)
Taxes paid related to net share settlement of equity awards	(62)	(9,952)	—	—	(9,952)
Stock-based compensation	—	165,349	—	—	165,349
Net income	—	—	—	401,482	401,482
Other comprehensive income	—	—	964	—	964
Balances, June 30, 2024	58,284	$17,898	$(22,257)	$3,015,104	$3,010,745

	Nine months ended June 30, 2025
Balances, September 30, 2024	58,094	$5,889	$(20,912)	$3,144,401	$3,129,378
Exercise of employee stock options	23	830	—	—	830
Issuance of stock under employee stock purchase plan	341	58,188	—	—	58,188
Issuance of restricted stock	948	—	—	—	—
Repurchase of common stock, including excise taxes	(1,459)	(178,805)	—	(196,790)	(375,595)
Taxes paid related to net share settlement of equity awards	(80)	(19,601)	—	—	(19,601)
Stock-based compensation	—	174,243	—	—	174,243
Net income	—	—	—	501,887	501,887
Other comprehensive income	—	—	2,354	—	2,354
Balances, June 30, 2025	57,867	$40,744	$(18,558)	$3,449,498	$3,471,684
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended June 30,
	2025	2024
Operating activities
Net income	$501,887	$401,482
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	174,243	165,349
Depreciation and amortization	67,608	84,062
Non-cash operating lease costs	23,727	24,776
Deferred income taxes	(56,308)	(47,237)
Other	3,918	(3,059)
Changes in operating assets and liabilities (excluding effects of the acquisition of businesses):
Accounts receivable	26,834	34,700
Inventories	9,458	(42,663)
Other current assets	(54,523)	3,246
Other assets	(68,332)	(17,513)
Accounts payable and accrued liabilities	(19,031)	(22,353)
Deferred revenue	159,003	(2,537)
Lease liabilities	(26,886)	(32,339)
Net cash provided by operating activities	741,598	545,914
Investing activities
Purchases of investments	(4,400)	(1,600)
Maturities of investments	—	5,420
Acquisition of businesses, net of cash acquired	(24,170)	(32,939)
Purchases of property and equipment	(27,119)	(24,352)
Net cash used in investing activities	(55,689)	(53,471)
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	59,018	54,868
Payments for repurchase of common stock, including excise taxes	(377,077)	(400,047)
Taxes paid related to net share settlement of equity awards	(19,601)	(9,952)
Net cash used in financing activities	(337,660)	(355,131)
Net increase in cash, cash equivalents and restricted cash	348,249	137,312
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,442	376
Cash, cash equivalents and restricted cash, beginning of period	1,078,340	800,835
Cash, cash equivalents and restricted cash, end of period	$1,429,031	$938,523
Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$34,121	$38,193
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$37,198	$11,772
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
There have been no changes to the Company's significant accounting policies as of and for the three and nine months ended June 30, 2025, except for the accounting policies for investments and fair value of financial instruments, which have been updated to include equity investments with no readily determinable fair value.
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
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the nine months ended June 30, 2025 and 2024 (in thousands):

	Nine months ended June 30,
	2025	2024
Balance, beginning of period	$66,258	$66,468
Additional capitalized contract acquisition costs	34,295	21,553
Amortization of capitalized contract acquisition costs	(28,261)	(26,705)
Balance, end of period	$72,292	$61,316
Amortization of capitalized contract acquisition costs was $9.6 million and $8.7 million for the three months ended June 30, 2025 and 2024, respectively, and $28.3 million and $26.7 million for the nine months ended June 30, 2025 and 2024, respectively, and is recorded in Sales and Marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.
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

The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the nine months ended June 30, 2025 and 2024 (in thousands):

	Nine months ended June 30,
	2025	2024
Balance, beginning of period	$1,797,959	$1,775,121
Amounts added but not recognized as revenues	1,123,086	966,031
Revenues recognized related to the opening balance of deferred revenue	(964,083)	(968,568)
Balance, end of period	$1,956,962	$1,772,584
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. The composition of unsatisfied performance obligations consists mainly of deferred service revenue, and to a lesser extent, deferred product revenue, for which the Company has an obligation to perform, and has not yet recognized as revenue in the consolidated financial statements. As of June 30, 2025, the total non-cancelable remaining performance obligations under the Company's contracts with customers was $2.0 billion and the Company expects to recognize revenues on 61.4% of these remaining performance obligations over the next 12 months, 23.7% in year two, and the remaining balance thereafter.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements at June 30, 2025 and September 30, 2024, were as follows (in thousands):

			Gross Unrealized			Classification on Balance Sheet
June 30, 2025	Fair Value Level	Cost or Amortized Cost	Gains	Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Changes in fair value recorded in other comprehensive income (loss)
Money Market Funds	Level 1	$760,409	$—	$—	$760,409	$760,409	$—	$—
Total debt investments		$760,409	$—	$—	$760,409	$760,409	$—	$—
Changes in fair value recorded in other net income (expense)
Equity investments	*				$15,034	$—	$—	$15,034
Total equity investments					15,034	—	—	15,034
Total investments					$775,443	$760,409	$—	$15,034
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
Interest income from cash, cash equivalents, and investments was $10.1 million and $8.9 million for the three months ended June 30, 2025 and 2024, respectively, and $29.7 million and $25.0 million for the nine months ended June 30, 2025 and 2024, respectively. Interest income is included in other income (expense), net on the Company's consolidated income statements. Unrealized losses on investments held for a period greater than 12 months at June 30, 2025 and September 30, 2024 were not material.
The Company invests in debt securities that are rated investment grade. The Company reviews the individual debt securities in its portfolio to determine whether a credit loss exists by comparing the extent to which the fair value is less than the amortized cost and considering any changes to ratings of a debt security by a ratings agency. The Company determined that as of June 30, 2025, there were no credit losses on any investments within its portfolio.

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
Impairment charges related to non-financial long-lived assets for the three and nine months ended June 30, 2025 and 2024 were not material.
4. Business Combinations
Fiscal Year 2025 Acquisitions
During the second and third quarters of fiscal 2025, the Company completed two acquisitions. The acquired assets and assumed liabilities of the acquisitions were not material and the Company recorded $12.0 million of goodwill as a result of the acquisitions. The acquisitions did not have a material impact to the Company's operating results.
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
5. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows for the periods presented (in thousands):

	June 30, 2025	September 30, 2024
Cash and cash equivalents	$1,426,957	$1,074,602
Restricted cash included in other assets, net	2,074	3,738
Total cash, cash equivalents and restricted cash	$1,429,031	$1,078,340
Inventories
Inventories consist of the following (in thousands):

	June 30, 2025	September 30, 2024
Finished goods	$28,230	$27,922
Raw materials	38,690	48,456
	$66,920	$76,378
Other Current Assets
Other current assets consist of the following (in thousands):

	June 30, 2025	September 30, 2024
Unbilled receivables	$460,172	$401,104
Prepaid expenses	88,660	93,467
Capitalized contract acquisition costs	35,258	32,681
Other	47,212	42,215
	$631,302	$569,467

Other Assets, Net
Other assets, net consist of the following (in thousands):

	June 30, 2025	September 30, 2024
Intangible assets	$88,479	$111,576
Unbilled receivables	328,828	277,965
Capitalized contract acquisition costs	37,034	33,577
Other	69,462	64,399
	$523,803	$487,517
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2025	September 30, 2024
Payroll and benefits	$168,404	$171,571
Operating lease liabilities, current	30,407	33,779
Income and other tax accruals	38,590	45,247
Other	44,012	49,479
	$281,413	$300,076
Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	June 30, 2025	September 30, 2024
Income taxes payable	$84,649	$85,461
Other	11,963	9,272
	$96,612	$94,733
6. Debt Facilities
Revolving Credit Agreement
On January 31, 2020, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). The Company has the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. Historically, borrowings under the Revolving Credit Facility bore interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. On May 26, 2023, the Company amended the Revolving Credit Agreement as a result of the cessation of the LIBOR borrowing reference rate. The amendment modified and directly replaced the LIBOR borrowing reference rate within the Revolving Credit Agreement to the Secured Overnight Financing Rate (SOFR). After the amendment, borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, (a) SOFR plus 0.10%, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. The Revolving Credit Agreement also requires payment of a commitment fee calculated at a rate per annum of 0.125% to 0.300% depending on the Company's leverage ratio on the undrawn portion of the Revolving Credit Facility. Commitment fees incurred during the three and nine months ended June 30, 2025 were not material.
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
The components of the Company's operating lease expenses for the three and nine months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Operating lease expense	$10,067	$10,101	$30,117	$30,594
Short-term lease expense	740	699	2,250	2,065
Variable lease expense	5,715	5,557	17,229	17,532
Total lease expense	$16,522	$16,357	$49,596	$50,191
Variable lease expense primarily consists of common area maintenance, real estate taxes and parking expenses.
Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

	June 30, 2025	September 30, 2024
Operating lease right-of-use assets, net	$182,217	$178,180

Operating lease liabilities, current[1]	30,407	33,779
Operating lease liabilities, long-term	229,411	215,785
Total operating lease liabilities	$259,818	$249,564

Weighted average remaining lease term (in years)	7.8	7.9
Weighted average discount rate	3.15%	2.94%
(1)Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheets.
As of June 30, 2025, the future operating lease payments for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2025 (remainder)	$7,801
2026	40,832
2027	39,799
2028	34,959
2029	32,076
2030	31,617
Thereafter	109,357
Total lease payments	296,441
Less: imputed interest	(36,623)
Total lease liabilities	$259,818
Operating lease liabilities above do not include sublease income. As of June 30, 2025, the Company expects to receive sublease income of $8.2 million, which consists of $0.7 million to be received for the remainder of fiscal 2025 and $7.5 million to be received over the eight fiscal years thereafter.

As of June 30, 2025, the Company had no significant operating leases that were executed but not yet commenced.
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
The Company offers warranties of one year for its systems product offerings. Additional warranty coverage can be purchased by customers through service maintenance agreements in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of June 30, 2025 and September 30, 2024 were not material.
Commitments
In October 2022, the Company entered into an unconditional purchase commitment with one of its suppliers for the delivery of systems components. Under the terms of the agreement, the Company is obligated to purchase $10.0 million of component inventory annually, with a total committed amount of $40.0 million over a four-year term. As of June 30, 2025, the Company had no remaining purchase commitments under the third year of the agreement. The Company's total non-cancelable long-term purchase commitments outstanding as of June 30, 2025 was $10.0 million.
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

On December 2, 2024, the Court of Appeals issued its mandate returning the matter to the District Court for further proceedings on the remaining portion of the copyright claim. The parties are engaged in a first phase of discovery ordered by the Court in a March 7th case management conference that is focused on whether any NGINX Plus code was written by individuals employed by Rambler before the end of 2011. On May 19, 2025, the Company and the other defendants answered Lynwood’s second amended complaint filed April 7, 2025, which was limited to the remaining portion of the copyright claim focused on NGINX Plus per the Court’s March 7th order. The Company intends to continue vigorously defending the litigation.
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
The effective tax rate was 10.8% and 15.4% for the three and nine months ended June 30, 2025, respectively, compared to 16.0% and 18.4% for the three and nine months ended June 30, 2024, respectively. The decrease in the effective tax rate for the three and nine months ended June 30, 2025 as compared to the three and nine months ended June 30, 2024 is primarily due to changes in unrecognized tax benefits and tax impacts of stock-based compensation.
At June 30, 2025, the Company had $84.8 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2018. Major jurisdictions where there are wholly owned subsidiaries of F5, Inc. which require income tax filings include the United Kingdom, Singapore, Israel, and India. The earliest periods open for review by local taxing authorities are fiscal years 2022 for the United Kingdom, 2019 for Singapore, 2019 for Israel, and 2018 for India. The Company is under audit by the Internal Revenue Service for fiscal year 2019, by various states for fiscal years 2018 through 2023, and by various foreign jurisdictions including India for fiscal years 2018 to 2024, Israel for fiscal years 2019 to 2022, Saudi Arabia for fiscal years 2015 to 2020, and Singapore for fiscal years 2019 to 2023.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law. The Company is currently evaluating the impact of the new legislation but does not expect a material impact to the consolidated financial statements in the current fiscal year.
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

The following table summarizes the Company's repurchases and retirements of its common stock under its Stock Repurchase Program (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Shares repurchased	488	873	1,459	2,338
Average price per share	$256.23	$171.98	$256.99	$171.11
Amount repurchased	$125,010	$150,018	$375,029	$400,047
As of June 30, 2025, the Company had $1,047.4 million remaining authorized to purchase shares under its share repurchase program.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Numerator
Net income	$189,912	$144,079	$501,887	$401,482
Denominator
Weighted average shares outstanding — basic	57,772	58,584	57,989	58,832
Dilutive effect of common shares from stock options and restricted stock units	720	563	784	629
Weighted average shares outstanding — diluted	58,492	59,147	58,773	59,461
Basic net income per share	$3.29	$2.46	$8.65	$6.82
Diluted net income per share	$3.25	$2.44	$8.54	$6.75
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were not material for the three and nine months ended June 30, 2025 and 2024.
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

The following presents revenues by geographic region (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Americas:
United States	$411,093	$361,820	$1,192,270	$1,075,742
Other	19,878	21,026	66,800	69,059
Total Americas	430,971	382,846	1,259,070	1,144,801
EMEA	202,073	190,661	620,431	562,410
APAC	147,326	121,988	398,481	362,235
	$780,370	$695,495	$2,277,982	$2,069,446
The Company continues to offer its products through a range of consumption models, from physical systems to software solutions and managed services. The following presents net product revenues by systems and software (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Net product revenues
Systems revenue	$180,855	$129,845	$519,968	$406,873
Software revenue	207,983	178,644	574,563	507,637
Total net product revenue	$388,838	$308,489	$1,094,531	$914,510
The following customers accounted for more than 10% of total net revenue:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Ingram Micro, Inc.	17.0%	15.7%	16.7%	16.5%
Synnex Corporation	18.4%	15.9%	17.6%	16.0%
Carahsoft Technology Corporation	—	10.5%	—	—
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	June 30, 2025	September 30, 2024
Americas:
United States	$113,409	$112,420
Other	1,624	1,773
Total Americas	115,033	114,193
EMEA	20,801	21,970
APAC	16,613	14,780
	$152,447	$150,943
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
During the nine months ended June 30, 2025 and 2024, the following activity was recorded (in thousands):

	Nine months ended June 30,
	2025	2024
Employee Severance, Benefits and Related Costs
Accrued expenses, beginning of period	$—	$3,496
Restructuring charges[1]	11,321	8,655
Cash payments	(11,274)	(11,615)
Accrued expenses, end of period	$47	$536
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
Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:
•Revenues. Our revenue is derived from the sales of both products and services. The majority of our product revenues are derived from sales of our application delivery and security solutions including our BIG-IP software and systems, F5 NGINX software, and our F5 Distributed Cloud Services offerings. Our BIG-IP software solutions are sold both on a perpetual license and a subscription basis. We sell F5 NGINX on a subscription basis. F5 Distributed Cloud Services provides security, multicloud networking, and edge-based computing solutions and are offered on a subscription basis, under a unified software-as-a-service ("SaaS") and managed service platform. Our services revenue includes annual maintenance contracts, training and consulting services.
We monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products, feature enhancements and consumption models are indicators of future trends. We also consider overall revenue concentration by geographic region as an additional indicator of current and future trends. Over the course of fiscal 2024, uncertainties in the macroeconomic environment began to stabilize and we saw improvements in customer demand during the second half of fiscal 2024, which has continued in fiscal 2025.

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
•Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The increase in cash and investments for the first nine months of fiscal year 2025 was primarily due to cash provided by operating activities of $741.6 million, partially offset by $377.1 million of cash used for the repurchase of outstanding common stock under our stock repurchase program, including excise taxes. Going forward, we believe the primary driver of cash flows will be net income from operations. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. Additionally, on January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). On January 31, 2025, the Revolving Credit Facility expired. At the time of expiration, there were no outstanding borrowings under the Revolving Credit Facility.
•Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues increased to $1.96 billion as of June 30, 2025 from $1.80 billion as of September 30, 2024 primarily due to an increase in maintenance renewal contracts related to our existing product installation base, in addition to increased deferred revenue associated with subscription offerings. Our days sales outstanding for the third quarter of fiscal year 2025 was 42. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
Summary of Critical Accounting Policies and Estimates
The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact on our financial results. We believe that, of our significant accounting policies, revenue recognition requires estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results. Actual results may differ from these estimates under different assumptions or conditions.
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

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024

	(in thousands, except percentages)
Net revenues
Products	$388,838	$308,489	$1,094,531	$914,510
Services	391,532	387,006	1,183,451	1,154,936
Total	$780,370	$695,495	$2,277,982	$2,069,446
Percentage of net revenues
Products	49.8%	44.4%	48.0%	44.2%
Services	50.2	55.6	52.0	55.8
Total	100.0%	100.0%	100.0%	100.0%
Net Revenues. Total net revenues increased 12.2% and 10.1% for the three and nine months ended June 30, 2025, respectively, from the comparable periods in the prior year. The increase in total net revenues for the three months ended June 30, 2025 was primarily due to an increase in product revenues associated with systems and software. The increase in total net revenues for the nine months ended June 30, 2025 was primarily due to an increase in product revenues associated with systems and software, as well as an increase in service revenues driven by purchases of initial and renewal maintenance contracts. International revenues represented 47.3% and 47.7% of total net revenues for the three and nine months ended June 30, 2025, respectively, compared to 48.0% for the three and nine months ended June 30, 2024.
Net Product Revenues. Net product revenues increased 26.0% and 19.7% for the three and nine months ended June 30, 2025, respectively, from the comparable periods in the prior year. The increase in net product revenues for the three and nine months ended June 30, 2025 was due to an increase in revenues associated with systems and software.
The following presents net product revenues by systems and software:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024

	(in thousands, except percentages)
Net product revenues
Systems revenue	$180,855	$129,845	$519,968	$406,873
Software revenue	207,983	178,644	574,563	507,637
Total net product revenue	$388,838	$308,489	$1,094,531	$914,510
Percentage of net product revenues
Systems revenue	46.5%	42.1%	47.5%	44.5%
Software revenue	53.5	57.9	52.5	55.5
Total net product revenue	100.0%	100.0%	100.0%	100.0%
Systems Revenues. As a component of net product revenues, systems revenues increased 39.3% and 27.8% for the three and nine months ended June 30, 2025, respectively, from the comparable periods in the prior year.
Software Revenues. As a component of net product revenues, software revenues increased 16.4% and 13.2% for the three and nine months ended June 30, 2025, respectively, from the comparable periods in the prior year.
Net Service Revenues. Net service revenues increased 1.2% and 2.5% for the three and nine months ended June 30, 2025, respectively, from the comparable periods in the prior year. The increase in net service revenues for the three months ended June 30, 2025 was primarily the result of increased initial purchases of maintenance contracts driven by product revenue growth. The increase in net service revenues for the nine months ended June 30, 2025 was primarily the result of increased initial purchases and renewals of maintenance contracts.

The following customers accounted for more than 10% of total net revenue:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Ingram Micro, Inc.	17.0%	15.7%	16.7%	16.5%
Synnex Corporation	18.4%	15.9%	17.6%	16.0%
Carahsoft Technology Corporation	—	10.5%	—	—
The following customers accounted for more than 10% of total receivables:

	June 30, 2025	September 30, 2024
Ingram Micro, Inc.	16.8%	20.3%
Synnex Corporation	16.6%	14.8%
No other customers accounted for more than 10% of total net revenue or receivables.

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024

	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$88,782	$80,813	$252,905	$248,834
Services	59,846	55,612	177,192	165,093
Total	148,628	136,425	430,097	413,927
Gross profit	$631,742	$559,070	$1,847,885	$1,655,519
Percentage of net revenues and gross margin (as a percentage of related net revenue)
Products	22.8%	26.2%	23.1%	27.2%
Services	15.3	14.4	15.0	14.3
Total	19.0	19.6	18.9	20.0
Gross margin	81.0%	80.4%	81.1%	80.0%
Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, personnel costs, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, software-as-a-service infrastructure costs and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased $8.0 million, or 9.9% for the three months ended June 30, 2025 and increased $4.1 million, or 1.6% for the nine months ended June 30, 2025 from the comparable periods in the prior year primarily due to systems product revenue growth.
Cost of Net Service Revenues. Cost of net service revenues consist of the salaries and related benefits of our professional services staff, travel, facilities and depreciation expenses. For the three and nine months ended June 30, 2025, cost of net service revenues as a percentage of net service revenues was 15.3% and 15.0%, respectively, compared to 14.4% and 14.3% for the comparable periods in the prior year, respectively. Professional services headcount at the end of June 2025 increased to 1,091 from 1,088 at the end of June 2024.

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024

	(in thousands, except percentages)
Operating expenses
Sales and marketing	$220,428	$205,550	$644,524	$615,277
Research and development	136,345	124,387	403,424	366,169
General and administrative	78,652	65,950	228,320	197,852
Restructuring charges	—	93	11,321	8,655
Total	$435,425	$395,980	$1,287,589	$1,187,953
Operating expenses (as a percentage of net revenue)
Sales and marketing	28.2%	29.5%	28.3%	29.7%
Research and development	17.5	17.9	17.7	17.7
General and administrative	10.1	9.5	10.0	9.6
Restructuring charges	—	—	0.5	0.4
Total	55.8%	56.9%	56.5%	57.4%
Sales and Marketing. Sales and marketing expenses consist of the salaries, commissions and related benefits of our sales and marketing staff, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities and depreciation expenses. Sales and marketing expenses increased $14.9 million, or 7.2% for the three months ended June 30, 2025 and increased $29.2 million, or 4.8% for the nine months ended June 30, 2025 from the comparable periods in the prior year. The increase in sales and marketing expense for the three and nine months ended June 30, 2025 was primarily due to an increase of $7.7 million and $18.2 million, respectively, in personnel costs from the comparable periods in the prior year. In addition, commissions for the three and nine months ended June 30, 2025 increased $3.1 million and $3.3 million, respectively, from the comparable periods in the prior year. Sales and marketing headcount at the end of June 2025 decreased to 2,150 from 2,166 at the end of June 2024. Sales and marketing expenses included stock-based compensation expense of $21.1 million and $64.1 million for the three and nine months ended June 30, 2025, respectively, compared to $20.8 million and $63.8 million for the same periods in the prior year, respectively.
Research and Development. Research and development expenses consist of the salaries and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, facilities and depreciation expenses. Research and development expenses increased $12.0 million, or 9.6% for the three months ended June 30, 2025 and increased $37.3 million, or 10.2% for the nine months ended June 30, 2025 from the comparable periods in the prior year. The increase in research and development expense for the three and nine months ended June 30, 2025 was primarily due to an increase of $7.2 million and $23.5 million, respectively, in personnel costs from the comparable periods in the prior year. Research and development headcount at the end of June 2025 increased to 2,050 from 1,995 at the end of June 2024. Research and development expenses included stock-based compensation expense of $15.9 million and $48.8 million for the three and nine months ended June 30, 2025, respectively, compared to $14.8 million and $46.3 million for the same periods in the prior year, respectively.
General and Administrative. General and administrative expenses consist of the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, facilities and depreciation expenses. General and administrative expenses increased $12.7 million, or 19.3% for the three months ended June 30, 2025 and increased $30.5 million, or 15.4% for the nine months ended June 30, 2025 from the comparable periods in the prior year. The increase in general and administrative expenses for the three and nine months ended June 30, 2025 was primarily due to an increase of $4.6 million and $10.2 million, respectively, in personnel costs from the comparable periods in the prior year. In addition, expenses for professional services increased $4.6 million and $8.3 million for the three and nine months ended June 30, 2025, respectively, from the comparable periods in the prior year. General and administrative headcount at the end of June 2025 decreased to 868 from 874 at the end of June 2024. General and administrative expenses included stock-based compensation expense of $13.0 million and $39.1 million for the three and nine months ended June 30, 2025, respectively, compared to $11.5 million and $32.9 million for the same periods in the prior year, respectively.
Restructuring Charges. In the first fiscal quarters of 2025 and 2024, we completed restructuring plans to align strategic and financial objectives and optimize resources for long term growth. As a result of our restructuring initiatives, we recorded charges of $11.3 million and $8.7 million, net of adjustments, related to reductions in workforce that are reflected in our results for the nine months ended June 30, 2025 and 2024, respectively.

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024

	(in thousands, except percentages)
Other income and income taxes
Income from operations	$196,317	$163,090	$560,296	$467,566
Other income, net	16,706	8,529	32,971	24,385
Income before income taxes	213,023	171,619	593,267	491,951
Provision for income taxes	23,111	27,540	91,380	90,469
Net income	$189,912	$144,079	$501,887	$401,482
Other income and income taxes (as percentage of net revenue)
Income from operations	25.2%	23.4%	24.6%	22.6%
Other income, net	2.1	1.3	1.4	1.2
Income before income taxes	27.3	24.7	26.0	23.8
Provision for income taxes	3.0	4.0	4.0	4.4
Net income	24.3%	20.7%	22.0%	19.4%
Other Income, Net. The change in other income, net for the three and nine months ended June 30, 2025 was primarily driven by interest income and expense, investment income, and foreign currency transaction gains and losses compared to the same periods in the prior year.
Provision for Income Taxes. The effective tax rate was 10.8% and 15.4% for the three and nine months ended June 30, 2025, respectively, compared to 16.0% and 18.4% for the three and nine months ended June 30, 2024, respectively. The decrease in the effective tax rate for the three and nine months ended June 30, 2025, as compared to the three and nine months ended June 30, 2024, is primarily due to change in unrecognized tax benefits and tax impact of stock-based compensation.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at June 30, 2025 and September 30, 2024 were $421.9 million and $358.8 million, respectively. The net deferred tax assets include valuation allowances of $32.1 million and $39.7 million as of June 30, 2025 and September 30, 2024, respectively, which are primarily related to certain foreign tax credit carryforwards and certain state net operating loss and tax credit carryforwards.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,442.0 million as of June 30, 2025, compared to $1,083.2 million as of September 30, 2024, representing an increase of $358.8 million. The increase was primarily due to cash provided by operating activities of $741.6 million for the nine months ended June 30, 2025, partially offset by cash used for the repurchase of common stock, including excise taxes, during the nine months ended June 30, 2025 of $377.1 million.
Cash provided by operating activities for the first nine months of fiscal year 2025 resulted from net income of $501.9 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation, impairment and amortization charges. Cash provided by operating activities for the first nine months of fiscal year 2025 increased from the comparable period in the prior year primarily due to an increase in cash received from customers and an increase in deferred revenue.

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
Cash used in investing activities was $55.7 million for the nine months ended June 30, 2025, compared to cash used in investing activities of $53.5 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions and capital expenditures. The amount of cash used in investing activities for the nine months ended June 30, 2025 was primarily the result of $27.1 million in capital expenditures related to maintaining our operations worldwide and $24.2 million in cash paid for business acquisitions.
Cash used in financing activities was $337.7 million for the nine months ended June 30, 2025, compared to cash used in financing activities of $355.1 million for the same period in the prior year. Our financing activities for the nine months ended June 30, 2025 primarily consisted of $377.1 million of cash used to repurchase shares of common stock, including excise taxes. In addition, $19.6 million in cash was used for taxes related to net share settlement of equity awards. Cash used in financing activities was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $59.0 million.
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
Obligations and Commitments
As of June 30, 2025, our principal commitments consisted of obligations outstanding under operating leases and purchase obligations with one of our component suppliers.
We lease our facilities under operating leases that expire at various dates through 2036. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
In October 2022, we entered into an unconditional purchase commitment with one of our suppliers for the delivery of systems components. Under the terms of the agreement, we are obligated to purchase $10 million of component inventory annually, with a total committed amount of $40 million over a four-year term. As of June 30, 2025, we had no remaining purchase commitments under the third year of the agreement. Our total non-cancelable long-term purchase commitments outstanding as of June 30, 2025 was $10.0 million.
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

Inflation Risk. We are actively monitoring the macroeconomic inflationary environment, including the impact from changes in foreign trade policies, tariffs, and other duties, but we do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations. If the inflationary environment constrains our customers’ ability to procure goods and services from us, we may see customers reprioritize these investment decisions. These macroeconomic conditions could harm our business, financial condition and results of operations.
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
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine month period ended June 30, 2025, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2024.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
On October 25, 2024, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This authorization is incremental to the existing $6.4 billion program, initially approved in October 2010 and expanded in subsequent fiscal years. Acquisitions for the share repurchase programs will be made from time to time in private transactions, accelerated share repurchase programs, or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of June 30, 2025, the Company had $1,047.4 million remaining authorized to purchase shares under its share repurchase program.
Shares repurchased and retired for the three months ended June 30, 2025 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan[2]
April 1, 2025 — April 30, 2025	487,840	$256.23	487,840	$1,047,421
May 1, 2025 — May 31, 2025	13,280	$265.77	—	$1,047,421
June 1, 2025 — June 30, 2025	—	—	—	$1,047,421
(1)Includes 13,280 shares withheld from restricted stock units that vested in the third quarter of fiscal 2025 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of such awards do not deplete the dollar amount available for purchases under the repurchase program.

Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended June 30, 2025, certain of our officers and directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, as follows:
On April 30, 2025, Chad Whalen, EVP, Chief Revenue Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that is designed to be in effect until June 26, 2026 with respect to the sale of 16,265 Company shares.
On June 9, 2025, Lyra Schramm, EVP, Chief People Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that is designed to be in effect until June 9, 2027 with respect to the sale of 15,753 Company shares.
On June 13, 2025, Thomas Fountain, EVP, Chief Operating Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that is designed to be in effect until January 30, 2026 with respect to the sale of 33,951 Company shares.

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

*     Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of August, 2025.

F5, INC.

By:	/s/ EDWARD C. WERNER
Edward C. Werner
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)