Form 10-K
period 2025-09-30
F5, INC.
filed 2025-11-25
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2025, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $15,351,963,269 based on the closing sales price of the Registrant’s common stock on the NASDAQ Global Select Market on that date.
As of November 12, 2025, the number of shares of the Registrant’s common stock outstanding was 58,089,614.

DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of this Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the Registrant’s Definitive Proxy Statement for the Annual Shareholders Meeting for fiscal year 2025, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this Report relates.

F5, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2025

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances, including the Cyber Incident, as defined in Item 1. below, and are generally identified by the words "expects," "anticipates," "intends," "plans," "impact of the," "believes," "seeks," "estimates," and similar expressions. These forward-looking statements are based on current information and expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially and adversely from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under "Item 1A. Risk Factors" below and in other documents we file from time to time with the Securities and Exchange Commission. We assume no obligation to revise or update any such forward-looking statements.
Unless the context otherwise requires, in this Annual Report on Form 10-K, the terms "F5," "the Company," "we," "us," and "our" refer to F5, Inc. and its subsidiaries. Our fiscal year ends on September 30, and fiscal years are referred to by the calendar year in which they end. For example, "fiscal year 2025" and "fiscal 2025" refer to the fiscal year ended September 30, 2025.

Item 1.Business
General
F5 is a multicloud application delivery and security provider committed to bringing a better digital world to life. F5 partners with the world’s largest, most advanced organizations to optimize and secure every application and Application Programming Interface ("API") anywhere, including on-premises, in the cloud, and at the network edge. F5 enables businesses to continuously stay ahead of threats while delivering exceptional, secure digital experiences for their customers.
Our application delivery and security solutions are available in a range of deployment and consumption models. We sell packaged software in perpetual, subscription, and usage-based consumption models. We also sell our solutions in software-as-a-service ("SaaS") and managed services deployment models with subscription and usage-based consumption models. In addition, we sell high-performance systems, or hardware, as well as a broad range of global services including maintenance, consulting, training and other technical support services.
Our customers include large enterprise businesses, public sector institutions, governments, and service providers. We conduct our business globally and manage our business by geography. Our business is organized into three primary geographic regions: Americas; Europe, the Middle East, and Africa ("EMEA"); and the Asia Pacific region ("APAC").
F5 was incorporated in 1996 and is headquartered in Seattle, Washington. Our website is www.f5.com and through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably possible after they are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. The information posted on our website is not incorporated into this report.
Cyber Incident
On October 15, 2025, we disclosed a security incident in which a threat actor maintained long-term, persistent access to F5 systems, and exfiltrated certain files, referred to as the "Cyber Incident." For further information about the Cyber Incident, see "Risk Factors" included in Item 1A of Part I of this Annual Report on Form 10-K, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cyber Incident" included in Item 7 of Part II of this Annual Report on Form 10-K.

Strategy and Priorities
We deliver a broad portfolio of solutions to help customers address the complexity and risk in today’s hybrid multicloud IT environments. We are able to deliver on this strategy through our solutions portfolio, specifically our F5 BIG-IP, F5 NGINX, and F5 Distributed Cloud Services product families, which deliver a range of integrated, application and delivery services leveraging artificial intelligence and machine learning capabilities that support application performance and protect legacy, modern, and AI-powered applications and APIs across the data center, public clouds, and edge locations.
Key components of our strategy include:
Solving multicloud application delivery and security challenges
Our F5 BIG-IP family delivers essential application delivery and security services, ensuring applications operate efficiently and securely. It is optimized for traditional applications whether deployed on premises, in co-located data centers, or in cloud environments. Our F5 NGINX family also delivers essential application delivery and security services but is optimized for modern, container-native and microservices-based applications and APIs. Our F5 Distributed Cloud Services is a portfolio of SaaS and managed services designed for both traditional and modern applications where a SaaS deployment model is preferred. With our comprehensive portfolio, we are the only provider capable of supporting customers’ modern and legacy application delivery and security needs across any environment — on premises, co-located, in a cloud or at the edge.
Transforming how customers experience F5
We continue to leverage and grow our foundational capabilities in data and insights, digital sales, and SaaS-delivered capabilities to deliver consistent world-class customer experiences, including simple, integrated and friction-free consumption of our solutions. We will continue to improve customer awareness and understanding of F5’s portfolio with a focus on both user and buying personas, and business needs. We intend to enhance our digital customer experiences to deliver both growth and efficiency.
F5 is leveraging AI to accelerate the strength of both our current and future offerings. F5 uses AI in its application delivery and security solutions to support performance and efficacy. Today, our customers are able to further benefit from our four-pronged AI strategy. First, our current portfolio is solving security and performance challenges associated with AI model training and inference and in support of AI-driven workloads. We are selling F5 solutions in support of AI data delivery, AI runtime security and AI factory load balancing use cases. Second, we are leveraging AI models in our current data fabric in order to enhance our existing products. Third, we are innovating to create new offerings based on the rapidly evolving application and data security landscapes and the customer needs associated with these changes. Finally, we are pursuing partnerships with global leaders in AI to help deliver and secure AI workloads.
In response to customers' growing preference for a platform approach, in 2025 we introduced the F5 Application Delivery and Security Platform ("ADSP"). The F5 ADSP aims to unify high-performance traffic management with advanced application and API security at scale across hybrid and multicloud environments. Unlike fragmented point solutions, the F5 ADSP is purpose-built to simplify hybrid multicloud complexity. With the F5 ADSP, we aim to leverage the full strength of our broad portfolio with capabilities to enhance security, scalability, and operational efficiency while enabling key capabilities such as policy management, analytics, and automation.
Capturing growth in security and SaaS
We continue to invest in expanding our SaaS-based F5 Distributed Cloud Services. Our F5 Distributed Cloud Services console extends visibility and simplifies management for F5 BIG-IP and F5 NGINX customers. With F5 Distributed Cloud Services, we enable customers to optimize application deployment across public, private, and edge clouds, providing flexibility in location and architecture while reducing the operational complexity of delivering and securing applications.
F5 Products and Solutions
F5’s portfolio of multicloud application delivery and security technologies enables customers to address the challenges of delivering differentiated digital experiences while safeguarding their applications across complex hybrid and multicloud environments. Our infrastructure-agnostic approach ensures customers can create a unified and optimized experience across diverse IT environments. We sell application delivery and security solutions for web application and API protection, hybrid multicloud networking, enterprise AI delivery and security, application migration, application modernization, zero trust architecture and post quantum cryptography readiness. Our product portfolio includes solutions across the following product families: F5 Distributed Cloud Services, F5 NGINX, F5 BIG-IP.

F5 Distributed Cloud Services. A unified, security, networking, and application management service that enables customers to deploy, secure, and operate their applications wherever they may reside, regardless of platform or architecture. F5 Distributed Cloud Services leverages the F5 Global Network, a purpose-built, cloud-based, global private backbone to deliver performance, reliability, and control across hybrid, multicloud, or edge environments. F5 Distributed Cloud Service offerings are available as packaged software and SaaS-based consumption models and include the following:
•F5 Distributed Cloud Web App and API Protection ("WAAP"). A comprehensive SaaS-based security solution, F5 Distributed Cloud WAAP allows our customers to accelerate time-to-service, lower total cost of ownership, and increase security efficacy on a cloud native platform that is fully integrated across a single policy engine and management console. F5 Distributed Cloud WAAP can be leveraged through multiple deployment options, allowing organizations to simplify security and improve visibility while reducing operational complexity. The solution provides the following F5 application security technologies:
•Advanced Web Application Firewall ("WAF") capabilities through the F5 WAF engine available on BIG-IP and NGINX, allows our customers to quickly apply, secure, and manage uniform comprehensive security policies at scale, across data centers, public or private clouds, and edge computing environments.
•Mitigation against OSI Model Layer 3-Layer 7 application-based and volumetric DDoS attacks through advanced F5 Distributed Cloud DDoS Mitigation, a managed, cloud-delivered mitigation service that detects and mitigates large-scale network, SSL, and application-targeted attacks in real time.
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
•F5 Distributed Cloud App Connect. An application delivery and deployment solution for application-level connectivity across various cloud providers and regions. App Connect offers orchestrated awareness for API endpoints on all connected clusters, allowing cross-cluster service discovery and advertisement for seamless app-to-app communication with fine-grained API control. Connections between sites are self-maintaining, redundant, and fully automated, which reduces the need for administrative tasks such as establishing VPNs and routing. App Connect provides end-to-end visibility for customers, who can choose their underlying transport, including the F5 Global Network.
•F5 Distributed Cloud DNS. A cloud-based Domain Name System ("DNS") solution that offers DNS delivery across multicloud environments and modern applications. F5 Distributed Cloud DNS can be distributed globally as either a primary or secondary DNS, providing authoritative DDoS protection, Domain Name System Security Extensions ("DNSSEC"), and the flexibility to automatically scale to meet our customers growing application demands.
•F5 Distributed Cloud CDN. A high-performance, multicloud and edge focused content delivery network ("CDN") solution that allows our customers to efficiently connect, secure, and optimize applications and workloads across multi- and hybrid-cloud environments through efficiently leveraging the integrated tools and technologies in the F5 Distributed Cloud Platform. F5 Distributed Cloud CDN can be purchased with other F5 Distributed Cloud offerings or as a stand-alone service.
•F5 Distributed Cloud App Stack. A SaaS-based solution that provides our customers the ability to deploy and orchestrate applications on a managed Kubernetes platform with centralized management of distributed applications through a single pane of glass. F5 Distributed Cloud App Stack simplifies the management of application deployments as one across on-premises, cloud, and edge locations.
F5 NGINX. Built from the F5 NGINX open-source software that powers hundreds of millions of websites and applications across the world, our F5 NGINX technology suite delivers a lightweight, agile ADC and API connectivity solution for modern, container-native, micro-services-based applications and APIs. F5 NGINX delivers a range of capabilities including web server, load balancer, proxy, API gateways and caches in packaged software subscription consumption models. F5 NGINX product offerings include the following:
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
•F5 NGINX One Console. The F5 NGINX One Console is a unified SaaS management platform designed to streamline the deployment, configuration, monitoring, and administration of NGINX instances across hybrid and multi-cloud environments. Tailored for organizations leveraging NGINX for modern application delivery, the NGINX One Console provides centralized visibility and real-time analytics to optimize application performance, ensure security, and monitor traffic flows. Its intuitive interface simplifies the management of NGINX instances and supports automated workflows, integration with DevOps pipelines, and role-based access controls ("RBAC"). By empowering teams to manage containerized and microservices-based applications efficiently, the NGINX One Console enables enterprises to deliver reliable, scalable, and secure applications in increasingly distributed environments.
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
•F5 WAF for NGINX. F5 WAF for NGINX is a comprehensive WAF security and denial-of-service ("DoS") defense solution designed to protect applications and API’s from advanced Layer 7 attacks. It is a lightweight solution that seamlessly integrates into DevOps environments and is platform-agnostic running across distributed architectures and hybrid environments to deliver consistent protection. It can be used in a variety of the use cases where F5 NGINX Plus is deployed and integrate easily into CI/CD pipelines for automation. F5 WAF for NGINX can be added to subscriptions and is bundled into "advanced" offerings for F5 NGINX Ingress Controller.
F5 BIG-IP. Our F5 BIG-IP family of product offerings provide feature-rich, highly programmable and configurable application delivery and security solutions for legacy applications in enterprises and service providers. Also known as traditional applications, legacy applications are based on monolithic, three-tier, or client-server architectures. Such legacy applications are the most ubiquitous application architecture today, and many organizations continue to rely exclusively on legacy applications to power the most mission-critical business applications, customer-facing digital interfaces and internally used applications. For most organizations, the priority around legacy applications is maximizing operational efficiency and minimizing the total cost of ownership. F5 BIG-IP's "best-of-suite" approach helps standardize and consolidate application delivery and security functions into a single solution, automating functions and reducing operational cost. The F5 BIG-IP family of products includes packaged software, which are available in subscription and perpetual consumption models, and F5 BIG-IP system offerings.
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
•F5 BIG-IP Application Delivery. F5 BIG-IP Application Delivery products include F5 BIG-IP Local Traffic Manager which manages network traffic ensuring applications are always fast, available, and secure; F5 BIG-IP DNS which provides hyperscale and security during high query volumes and DNS DDoS attacks; F5 BIG-IP Policy Enforcement Manager which improves network performance through effective policy management; and F5

BIG-IP Next for Kubernetes which supports ingress and egress traffic management for integration to multiple networks.
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
Competition
As F5 expands its reach and role into a broader set of hybrid multicloud application delivery and security solutions, our competitive set evolves and includes vendors with capabilities associated with application delivery, application security, and multicloud networking.
The principal competitive factors in the markets in which we compete include deployment model, consumption model, ecosystem integrations, features and performance, customer support, brand recognition, scope of distribution and sales channels, and pricing. We believe we generally compete favorably on the basis of these factors because of our robust solutions and services, our ability to deliver and secure any application, and any API, anywhere, and our platform approach.
To provide a unified experience across all our offerings, we have introduced the F5 ADSP. With the F5 ADSP, customers can leverage the full strength of our broad portfolio with capabilities to enhance security, scalability, and operational efficiency while enabling key capabilities such as policy management, analytics, and automation.
While customers broadly are expressing increasing preference for a platform approach that simplifies complexity and eliminates operational burden, we also compete on a point-solution basis. Within application delivery, our customers have the best of both worlds: reliability that F5’s always been known for – across any environment from on-premises to multicloud; and agility and flexibility enabled by lightweight modern technologies, without compromising security or manageability. Our F5 BIG-IP offerings compete against Citrix and Broadcom. Our lightweight, agile, developer-friendly F5 NGINX offerings, which provide capabilities like optimizing Kubernetes traffic management and load balancing cloud-native and hybrid cloud applications compete against Amazon Web Services ("AWS"), Google Cloud Platform, Envoy, and HAProxy.
In application security, we compete with vendors that offer web application firewall, bot detection and mitigation, API protection, carrier-grade firewall, carrier-grade network address translation ("NAT"), SSL orchestration, access policy management, and DDoS mitigation including Akamai, Cisco, Cloudflare, Fortinet, Juniper Networks, Palo Alto, Radware, and Thales (Imperva).
F5 Distributed Cloud Services use cases include application and API security delivered as SaaS, as well as multicloud networking. F5 competes with traditional edge players including Akamai, Cloudflare and Fastly, as well as networking vendors including Broadcom and Cisco, and pure-play vendors like Aviatrix, and public cloud providers.
Manufacturing
We outsource the manufacturing of our products to various manufacturing partners, including our primary third-party manufacturer service provider, Flex Ltd. ("Flex"), to manufacture our hardware systems according to our specifications. Assembly, quality control and systems testing are carried out at Flex's facilities in Guadalajara, Mexico and Zhuhai, China. Additionally, Flex manages material procurement and fulfillment activities on our behalf, ensuring we maintain high standards of efficiency and scalability across our operations. Systems built in Guadalajara are shipped to the Flex fulfillment center in Memphis, Tennessee for distribution primarily to distributors, value-added resellers, or end-users in the Americas and EMEA. Systems built and fulfilled in Zhuhai are distributed to partners and customers in APAC. Title to the products transfers from Flex to us and then to our customers upon shipment from a designated fulfillment location.

Our sales and operations planning cadence provides Flex and other partners with a rolling demand forecast. This approach enables our manufacturing partners to plan for the appropriate stock levels of raw materials and manufacturing line capacity, resulting in the right finished goods inventories to meet our end-user demand. The components for our hardware products consist of commodity parts and custom components. The component parts within our products are either sourced by our manufacturing partners or by us from various component suppliers. F5 has established a robust and resilient global hardware supply chain. We continuously monitor areas of potential impact within our supply chain, such as geopolitical, supplier, and other risk factors, as well as proactively take steps to minimize disruptions, including securing alternate supply when applicable.
Acquisitions
We evaluate opportunities to acquire complementary businesses, technologies, services, and intellectual property to complement our organic innovation and research and development efforts, advance the development of our platforms, and enable further investment in our key priority areas. Our evaluation of acquisition opportunities seeks to confirm that any potential transaction would accelerate our strategy, represent an attractive customer opportunity, address a customer need, align with our customer base and go-to-market strategy, and present a clear timeline and path for value accretion. Our acquisitions enable us to gain access to talent, technology, products and features, and can range in size and complexity, from those that enhance or complement existing products and accelerate development of features to those that result in new offerings.
In September 2025, we completed the acquisition of CalypsoAI Corp. ("CalypsoAI") which is expected to integrate into our F5 ADSP to create a complete solution for securing AI inference. Additionally, we also completed several other immaterial acquisitions in 2025 and in prior years to enhance various aspects of our platform.
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
As of September 30, 2025, we had 6,578 employees – over 99% of whom were full-time employees. Our employees are based in 47 countries with 47% of employees based in the United States. None of our employees in the United States are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are in good standing, as evidenced by our annual employee engagement survey results, described in the section below entitled "Culture and Engagement."
Culture and Engagement
We have been able to sustain our strong company culture because BeF5 and LeadF5 behaviors are key to executing our strategy.

We measure the success of and identify areas of improvement for our company culture through global surveys of employee experience and sentiment at least once each year. As of March 2025, employees reported high satisfaction with F5’s culture on several key questions:
•85% of employees favorably rate "I am proud to work for F5."
•90% of employees favorably rate "I trust my manager."
•91% of employees favorably rate "F5 shows a commitment to ethical business decisions and conduct."
One survey measure that F5 tracks closely as a gauge of our culture increased from fiscal year 2024. As of March 2025, 80% of employees favorably rate "I feel a sense of belonging at F5." This increase in Belonging, compared to 73% a year prior, is critical to F5's efforts to foster the culture that is so important to our employees' and our company's performance.
Growth and Development
We provide employees with opportunities to improve their technical and professional knowledge, nurture our innovation ecosystem, strengthen management and leadership, as well as maintain our high standards of business integrity through ongoing compliance training. These development opportunities are available through both live employee events and third-party on-demand tools and are led by a mix of individual and AI coaches. In fiscal year 2025, F5 invested in tailored coaching and skills-building for its people managers to help continuously raise the bar on performance at F5.
Diversity and Inclusion
F5 is steadfast in its commitment to create a diverse and inclusive workplace. We believe our differences—when embraced with humility and respect—drive smarter decisions, increased innovation, stronger performance, and a culture where everyone can be themselves and reach their full potential.
The most critical drivers of our diversity and inclusion efforts year after year are represented in our seven Employee Inclusion Groups ("EIGs") – F5 Ability, F5 Asian and Pacific Islanders, F5 Appreciates Blackness, F5 Connects Women, F5 Latinx e Hispanos Unidos, F5 Military Veterans, and F5 Pride. Since our first EIG was established in 2013, these global communities represent a space for all F5ers to collaborate, share experiences, and learn.
Compensation, Benefits and Wellbeing
F5 aims to attract, reward, and retain extraordinary talent from diverse backgrounds by offering a total compensation package that is equitable, flexible, and market competitive.
This includes the pay, incentive plans, restricted stock unit grants ("RSUs"), Employee Stock Purchase Plan, retirement plans, healthcare, paid time off and family leave F5 provides to employees, as well as the programs that support the diverse needs of our employees’ overall health and wellbeing. In fiscal year 2025, F5 also renewed our popular Wellness Weekends to provide one weekend a quarter when all employees have a set Friday through Monday off to reset and refresh.
Environmental, Social and Governance
F5's Environmental, Social and Governance ("ESG") programs are guided by our fundamental principle to "do the right thing" for each other, our customers, our shareholders, and our communities.
Environmental. F5's 2030 climate target, verified by the Science Based Target Initiative, is to reduce both absolute Scope 1 and 2 emissions by 50% and absolute Scope 3 emissions by 43% from a 2021 baseline. We plan to meet this climate target by optimizing our energy use, sourcing more renewable energy, and enhancing the sustainability of our products and supply chain processes.
As evidence of our progress towards our climate target, F5’s most recent annual ESG report in March 2025 disclosed a reduction in our total emissions from fiscal year 2023 to fiscal year 2024. This was driven by a 16% year-over-year reduction in Scope 1 and 2 emissions and a 10% year-over-year reduction in Scope 3 emissions. To ensure the integrity of our emissions reporting, F5 also secured third-party verification for our Scope 1 and 2 emissions data from fiscal year 2024. The auditor’s verification letter is available on page 19 of F5’s 2024 ESG report at f5.com under the ‘‘Company — Investor Relations — ESG’’ section.
Social. In addition to the employee programs and benefits outlined in the Human Capital Management section above, we continue to prioritize F5 Global Good, the community development initiative that amplifies our employee engagement and diversity and inclusion programs. We are proud that employees direct the entirety of Global Good’s donations, through both the Company matching program and grant selection committees. In fiscal year 2025, 72% of all employees worldwide participated in Global Good programs, volunteering over 13,400 hours and directing the entirety of F5’s donations, through both the Company matching program and grant selection committees. F5 and our employees donated over $3.9 million to more than 3,900 non-profits worldwide in fiscal year 2025.
Governance. In fiscal year 2025, F5 completed its second Double Materiality Assessment, to help identify and assess the most significant ESG issues impacting both our financial performance and our broader societal and environmental impact. Aligned with the definitions and required value chain scope set by the EU's Corporate Sustainability Reporting Directive ("CSRD"), this bi-annual assessment reflected shifts in our stakeholders’ views, as well as changes in the geopolitical and macro-economic environment over the last two years. The Double Materiality Assessment is available on page 7 of F5’s 2024 ESG report at f5.com under the "Company — Investor Relations — ESG" section.

Executive Officers of the Registrant
The following table sets forth certain information with respect to our executive officers as of November 25, 2025:

Name	Age	Position
François Locoh-Donou	54	President, Chief Executive Officer and Director
Edward Werner	51	Executive Vice President and Chief Financial Officer
Tom Fountain	49	Executive Vice President and Chief Operating Officer
Chad Whalen	54	Executive Vice President and Chief Revenue Officer
Lyra Schramm	51	Executive Vice President and Chief People Officer
Kunal Anand	42	Executive Vice President and Chief Innovation Officer
John Maddison	62	Executive Vice President and Chief Product Marketing and Technology Alliances Officer
Angelique Okeke	50	Executive Vice President and General Counsel
Michael Montoya	54	Executive Vice President and Chief Technology Operations Officer
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

Edward Werner has served as our Chief Financial Officer since November 2024. Mr. Werner joined F5 in 2001, and progressively took on roles of increasing responsibility. He served as F5’s Senior Vice President, Finance from 2012 until November 2024. He oversees F5's worldwide financial planning, analysis, accounting, reporting, and internal auditing procedures, as well as investor relations. Mr. Werner holds a B.A. in Business Administration with an Accounting Concentration from the Foster School of Business at the University of Washington.
Tom Fountain has served as our Executive Vice President and Chief Operating Officer since September 2024. From June 2020 through August 2024, he served as Executive Vice President of Global Services and Chief Strategy Officer. Mr. Fountain joined F5 in January 2018 as Executive Vice President and Chief Strategy Officer. Mr. Fountain is responsible for overseeing F5’s global services organization, including global support, consulting, and services teams. He is also responsible for leading F5's digital transformation to accelerate critical solution delivery to customers and for driving execution, productivity and efficiency company wide. From November 2012 to January 2018, Mr. Fountain served as Senior Vice President for Strategy and Corporate Development at McAfee LLC, Vice President of Strategy and Operations at Intel Corporation, and Senior Vice President for Strategy and Corporate Development at McAfee Incorporated. Previously, Mr. Fountain served as Vice President and General Manager of the Content and Media Business Unit at Juniper Networks from December 2011 to November 2012 and Vice President of Corporate Strategy at Juniper Networks from February 2009 to December 2011. Earlier in his career, Mr. Fountain was a venture capitalist at Mayfield Fund from June 2003 to February 2009 and co-founder and engineering leader at Ingrian Networks from December 1999 to June 2004. He holds an M.B.A., an M.S. in Computer Science, an M.S. in Electrical Engineering, and a B.S. in Computer Systems Engineering, each from Stanford University.
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
Lyra Schramm has served as our Executive Vice President and Chief People Officer since April 2024. She is responsible for driving people initiatives that support F5’s purpose to help bring a better digital world to life and position the company for continued growth. Prior to joining F5, Ms. Schramm spent nine years at Google in various leadership roles including Vice President, Strategy & Innovation where she spearheaded Google’s first enterprise-wide people strategy supporting the transformation to an AI-first company. In addition, she led human resources for the Global Advisory Functions, was the Chief of Staff to the Chief Human Resource Officer, and led the people strategy for a new business line, Google Technical Services. Previously, Ms. Schramm played a pivotal HR leadership role at the Bill & Melinda Gates Foundation where she was instrumental in the Foundation’s global expansion. Her early career with Amazon set the stage for AWS’s growth, where she developed key recruitment strategies that significantly increased headcount and revenue. Ms. Schramm holds a BA in Marketing from Washington State University.
Kunal Anand has served as our Executive Vice President and Chief Product Officer since October 2025. From October 2024 to October 2025, he served as our Chief Innovation Officer. He joined F5 in April 2024 as Chief Technology Officer. He is responsible for driving the Company’s technology and AI vision and innovation, with a focus on incorporating rapid AI adoption across F5’s product solutions. Prior to F5, Mr. Anand held the dual role of Chief Technology Officer and Chief Information Security Officer at Imperva. He joined Imperva in 2018 with the acquisition of Prevoty, an application security startup he co-founded in 2013. Before joining Prevoty, he was the Director of Technology at BBC Worldwide. Mr. Anand has a deep history of innovation and technical expertise, and has held roles leading security, data, technology, and engineering teams at Gravity, MySpace, and the NASA Jet Propulsion Lab. He holds a B.S. degree from Babson College.
John Maddison has served as our Chief Marketing Officer since October 2025. He joined F5 in December 2024 as Chief Product Marketing and Technology Alliances Officer. Mr. Maddison is responsible for overseeing F5’s global marketing, business development, and corporate communications teams. He is also responsible for increasing F5’s market impact and delivering on the Company’s brand promise through its products and partnerships. Prior to joining F5, Mr. Maddison spent twelve years at Fortinet, most recently as Chief Marketing Officer and EVP of Product Strategy. He previously held leadership positions at Trend Micro, Vina Communications, and Octel Communications. Mr. Maddison holds a B.S. in Engineering from Plymouth University in Devon, England.

Angelique Okeke has served as our Executive Vice President and General Counsel since March 2025. She is responsible for leading F5's legal, regulatory, compliance, and corporate governance functions. Ms. Okeke brings more than 20 years of legal and operational leadership experience to F5. Prior to joining F5, she spent eight years at Nike, Inc., most recently as Global Vice President where she led strategic legal counsel on enterprise-wide initiatives that transformed Nike’s retail business model and accelerated its digital commerce strategy. Ms. Okeke has held legal leadership roles at AWS and Lotame. Okeke holds a B.A. in Political Science and Communications from Boston College, a Master of Arts in Public Communication from American University, and a Juris Doctor from Howard University School of Law.
Michael Montoya has served as our Executive Vice President and Chief Technology Operations Officer since October 2025. He previously served on our Board of Directors from 2021 to 2025. Prior to joining F5, Mr. Montoya served as Chief Operating Officer at BlueVoyant, overseeing Product, Engineering, and Operations. He previously held Chief Information Security Officer roles at Equinix and Digital Realty, leading enterprise, product, and physical security, as well as compliance. Mr. Montoya holds a B.A. in Economics from The University of New Mexico.
Item 1A.Risk Factors
In addition to the other information in this report, the following risk factors should be carefully considered in evaluating our company and operations.
Risk Factor Summary
Operational and Execution Risks
•Security vulnerabilities or control failures in our IT infrastructure or multicloud application delivery and security products and services as well as unforeseen product errors could have a material adverse impact on our business, results of operations, financial condition and reputation;
•The Cyber Incident has had and may continue to have an adverse effect on our business, reputation, customer, employee and partner relations, results of operations, financial condition and cash flows;
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
•Our success depends on sales and continued innovation of our application delivery and security product lines;

•Issues related to the development and use of artificial intelligence ("AI") could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business;
•Our business could be adversely impacted by conditions affecting the markets in which we compete;
•Industry consolidation may result in increased competition;
•We may not be able to compete effectively in the application delivery and security market; and
•Misuse of our products could harm our reputation.
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
General Risks
•Macroeconomic downturns or uncertainties may harm our industry, business, and results of operations;
•We face risks associated with having operations and employees located in Israel;
•Our business is subject to the risks of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by man-made problems such as terrorism; and
•Climate change and associated regulation may have an impact on our business.
Operational and Execution Risks
Security vulnerabilities or control failures in our IT infrastructure or multicloud application delivery and security products and services as well as unforeseen product errors could have a material adverse impact on our business, results of operations, financial condition and reputation
In the ordinary course of business, we store sensitive data, including intellectual property, personal data, our proprietary business information and that of our customers, suppliers and business partners on our networks. In addition, we store sensitive data through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. The secure maintenance of this information is critical to our operations and business strategy. Our IT infrastructure and those of our partners and customers are subject to the increasing threat of intrusions by a wide range of bad actors and malicious parties, including computer programmers, hackers or sophisticated nation-state and nation-state supported actors, or they may be compromised due to employee error or wrongful conduct, malfeasance, or other disruptions. Despite our security measures, and those of our third-party vendors, our IT infrastructure has experienced breaches or disruptions, including the Cyber Incident, and may be vulnerable in the future to breach, attacks or disruptions. If any breach or attack, including the Cyber Incident, compromises our IT infrastructure, creates system disruptions or slowdowns or exploits security vulnerabilities therein, the information stored on our networks or those of our customers could be accessed and modified, publicly disclosed, or lost or stolen, and we may be subject to liability to our customers, individuals, suppliers, business partners and others, and may suffer reputational and financial harm.
Our multicloud application delivery and security products and services are used by our customers to manage their critical applications and data. Bad actors and other malicious parties, have in the past and may attempt in the future to exploit security vulnerabilities and control weaknesses in our internal IT infrastructure or cloud environments that support our SaaS-based and managed solutions and services as well as our products that may be deployed in a customer environment. Despite our efforts to harden our IT infrastructure, our delivery and security products and services against these risks, those efforts may not be successful, and from time to time, those systems and products could be compromised. Threat actors can seek to exploit, among other things, known or unknown vulnerabilities and control weaknesses in technology included in our IT infrastructure, delivery and security products and services, and failure to quickly identify, patch or mitigate security vulnerabilities or strengthen security controls could render our IT infrastructure, delivery and security products and services susceptible to a cyber-attack which may subject the Company to liability to our customers, suppliers, business partners and others, as well as reputational and financial harm. Moreover, inadequate or incomplete security monitoring, logging, asset management, or internal reporting and escalation, or gaps in coverage of security tools in our environment, could impact our ability to detect and respond to threats early and efficiently, giving threat actors an opportunity to gain or maintain access to our environment undetected. Finally, we rely on a number of third parties who connect to our network or with whom we share data, to support our business and operations, and to the extent that these third parties have weaknesses or deficiencies in their security program or vulnerabilities, they present business, operational, reputational, financial and legal risk. If any one or more of these vendors' security is compromised, it could have similar consequences as if we experienced a security event ourselves.
Our products may also contain undetected errors, defects, or vulnerabilities when first introduced or as new versions are released. We have experienced these issues in the past in connection with new products and product upgrades. Our products also must successfully operate with products from other vendors. As our products and customer IT infrastructures become increasingly complex, customers may also experience unforeseen errors in implementing our products into their IT environments or integrating them with other vendor products. We expect that these errors, defects, or vulnerabilities will be found from time to time in new or enhanced products after commencement of commercial shipments. Any of these may temporarily or permanently disable our end-customers’ networks, information technology infrastructure or other systems, or expose our end-customers’ networks to attacks or compromise from security threats. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts, cause significant customer relations problems, result in legal claims or liability, and impact demand for our products and services. We may also be subject to liability claims for damages. We carry insurance policies covering these types of liabilities, but these policies may not provide sufficient protection should a claim be asserted. A material product liability claim may harm our business and results of operations.
Any errors, defects, control failures, or vulnerabilities in our products or IT infrastructure, including the Cyber Incident, could result in:
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
The Cyber Incident has had and may continue to have an adverse effect on our business, reputation, customer, employee and partner relations, results of operations, financial condition and cash flows
The Cyber Incident may harm our reputation, our customers, employee and partner relations and our operations and business. Customers may in the future defer purchasing or choose to cancel or not renew their agreements or subscriptions with us.
We may expend significant costs and expenses related to the Cyber Incident including in connection with our investigations, and to address the damage to our reputation, customer, employee and partner relations. If we are unable to maintain the trust of our current and prospective customers and partners, or our personnel continue to have to devote significant time to the Cyber Incident, our business, market share, results of operations and financial condition could be negatively affected.
As a result of the Cyber Incident and market forces beyond our control, the cost of our insurance may increase substantially, and we may not be able to obtain additional or comparable insurance coverage on commercially reasonable terms. In addition, governmental authorities investigating the Cyber Incident may seek to impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our software development and related expenses or otherwise require us to alter how we operate our business. Further, any legislative or regulatory changes adopted in reaction to the Cyber Incident could require us to make modifications to the operation of our business that could have an adverse effect or increase or accelerate our compliance costs.
We have not seen any evidence of modification to our software supply chain, including our source code and our build release pipelines. We have confirmed that the threat actor exfiltrated files from our BIG-IP product development environment and engineering knowledge management platform. The discovery of new or different information regarding the Cyber Incident, including with respect to its scope and impact on our systems, products or customers, could increase our costs and liabilities related to the Cyber Incident and result in further damage to our business, reputation, intellectual property, results of operations and financial condition. The Cyber Incident also may embolden other threat actors to further target our systems, which could result in additional harm to our business. We cannot ensure that our steps to secure our systems, our product development environments and protect the security and integrity of the products that we deliver will be successful to protect against threat actors or cyberattacks or perceived by existing and prospective customers as sufficient to address the harm caused by the Cyber Incident.
We are dependent on various information technology systems, and failures of or interruptions to those systems could harm our business
Many of our business processes depend upon our IT systems, the systems and processes of third parties, including cloud hosting service providers, and on interfaces with the systems of third parties. For example, our order entry system provides information to the systems of our contract manufacturers, which enables them to build and ship our products. If those systems fail or are interrupted, or if our ability to connect to or interact with one or more networks is interrupted, our processes may function at a diminished level or not at all. This could harm our ability to ship products or our ability to deliver cloud-based services used in our operations, which could harm our financial results.
Further, our Distributed Cloud Services infrastructure is dependent on our IT systems and related software interfaces, including third-party cloud hosting providers, in order to maintain a reliable and consistent level of performance for our customers. If those systems experience an outage, fail, or are otherwise interrupted, or if our ability to connect to or interact with one or more networks is interrupted, platform services may function at a diminished level or not at all. This could harm our ability to deliver services to our customers, which could harm our customers and our financial results.
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
Cloud-based and SaaS computing trends present competitive and execution risks
Customers are transitioning to a hybrid computing environment utilizing various cloud-based software and services accessed via various smart client devices. Pricing and delivery models are evolving and our competitors are developing and deploying cloud-based services for customers. In addition, new cloud infrastructures are enabling the emergence of new competitors including large cloud providers who offer their own application delivery and security functionality as well as smaller companies targeting the growing numbers of "born in the cloud" applications. We devote significant resources to develop and deploy our cloud-based and SaaS software and services strategies. While we believe our expertise and investments in software and infrastructure for cloud-based services provides us with a strong foundation to compete, it is uncertain whether our strategies will continue to attract the customers or generate the revenue required to be successful. In addition to software development costs, we are incurring costs to build and maintain infrastructure to support cloud-computing and SaaS services to secure our customers’ data. These costs may reduce the gross and operating margins we have previously achieved. Whether we are successful in this new business model depends on our execution in a number of areas, including:
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

We may not be able to sustain or develop new distribution relationships, and a reduction or delay in sales to significant distribution partners could hurt our business
We sell our products and services through multiple distribution channels in the United States and internationally, including leading industry distributors, value-added resellers, systems integrators, service providers and other indirect channel partners. We have a limited number of agreements with companies in these channels, and we may not be able to increase our number of distribution relationships or maintain our existing relationships. Recruiting and retaining qualified channel partners and training them in our technologies requires significant time and resources. These channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our indirect sales channel structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies. If we are unable to establish or maintain our indirect sales channels, our business and results of operations will be harmed. In addition, two worldwide distributors of our products accounted for 33.3% of our total net revenue for fiscal year 2025. A substantial reduction or delay in sales of our products to these distribution partners, if not replaced by sales to other indirect channel partners and distributors, could harm our business, operating results and financial condition.
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
•economic uncertainty around the world, including geopolitical, trade, economic and diplomatic relations may result in regulatory, operational, and cost challenges to our global operations; and
•general economic and political conditions in these foreign markets.

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
Our inability to successfully operate and integrate newly-acquired businesses appropriately, effectively and in a timely manner, or to retain key personnel of any acquired business, could have a material adverse effect on our ability to take advantage of further growth in demand for application delivery and security solutions and other advances in technology, as well as on our revenues, gross margins and expenses.
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
Our continued success depends on our ability to identify and develop new software and systems products and new features for our existing software and systems products, to meet the demands of these changes, and the acceptance of those products and features by our existing and target customers. In addition, our software and systems products must interoperate with our end customers’ IT infrastructure, including the rapid adoption of AI-enabled software and systems, expanding use of the cloud and hybrid cloud environments, which often have different specifications, deploy products from multiple vendors, and utilize multiple protocol standards. Our customers’ IT infrastructure is becoming more complex and we may be reliant on orchestration and interoperability with third party vendors on whom we are reliant for testing and support of new software and systems product versions and configurations. If we are unable to identify, develop and deploy new software and systems products and new product features on a timely basis, our business and results of operations may be harmed.
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
Our success depends on sales and continued innovation of our application delivery and security product lines
We expect to derive a significant portion of our net revenues from the sale of our cloud, software and hardware application delivery and security product lines in the future. Implementation of our strategy depends upon these products being able to solve critical network availability, performance and security problems for our customers. If our products are unable to solve these problems for our customers or if we are unable to sustain the high levels of innovation in product feature sets needed to maintain leadership in what will continue to be a competitive market environment, our business and results of operations will be harmed.
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

Our business could be adversely impacted by conditions affecting the markets in which we compete
A substantial portion of our business depends on the demand for information technology by large enterprise customers and service providers. We are dependent upon the overall economic health of our current and prospective customers. International, national, regional and local economic conditions, such as recessionary economic cycles, protracted economic slowdown or further deterioration of the economy could adversely impact demand for our products. Demand for our products and services depends substantially upon the general demand for application delivery and security solutions, which fluctuates based on numerous factors, including capital spending levels and growth of our current and prospective customers, as well as general economic conditions. Moreover, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Future economic projections for the information technology sector are uncertain as companies continue to reassess their spending for technology projects and embrace a range of consumption models from physical systems to software, SaaS-based and managed services solutions. As a result, spending priorities for our current and future customers may vary and demand for our products and services may be impacted. In addition, customer buying patterns are changing over time and more customers seek to rent software on a subscription basis and to reduce their total cost of ownership. These evolving business models could lead to changes in demand and licensing strategies, which could have a material adverse effect on our business, results of operations and financial condition.
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
We may not be able to compete effectively in the application delivery and security market
The markets we serve are rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. As we expand our reach and role into a broader set of multicloud solutions, the companies that we consider competitors evolves as well. In addition to server load balancing, traffic management, and other functions normally associated with application delivery, our suite of solutions has expanded our addressable market into security, and policy management, where we compete with a number of companies focused on niche areas of application security. Similarly, as we continue building AI functionality into our offerings, we expect competition to increase in the future, from established competitors and new market entrants, as AI technologies are integrated into the markets in which we compete.
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
We face litigation risks
We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Further, we could face litigation in connection with the Cyber Incident. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits has been, and will likely continue to be, expensive and time-consuming for us. An unfavorable resolution of these lawsuits could adversely affect our business, results of operations or financial condition.
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

The SEC requires us, as a public company that uses certain raw materials considered to be "conflict minerals" in our products, to report publicly on the extent to which "conflict minerals" are in our supply chain. As a provider of hardware end-products, we are several steps removed from the mining, smelting, or refining of any conflict minerals. Accordingly, our ability to determine with certainty the origin and chain of custody of these raw materials is limited. Our relationships with customers, suppliers, and investors could suffer if we are unable to describe our products as "conflict-free." We may also face increased costs in complying with conflict minerals disclosure requirements.
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

In addition to other risks listed in this "Risk Factors" section, factors that may affect our operating results include, but are not limited to:
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
Our cybersecurity risk management program is led by our Chief Information Security Officer ("CISO"), who manages our security team and is principally responsible for our cybersecurity risk assessment processes, our security controls, and our detection and response to cybersecurity incidents. Our program includes protocols for preventing, monitoring, detecting and responding to cybersecurity events and incidents, and cross-functional coordination and governance of business continuity and disaster recovery plans. Components of our program include:
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
As of the date of this report, other than with respect to the Cyber Incident, we do not believe that any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations or financial condition. For more information on the Cyber Incident, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cyber Incident". Despite our security measures, however, there can be no assurance that we, or third parties with whom we interact, will not experience a cybersecurity incident in the future that will materially affect us. For more information on our cybersecurity related risks, see Part I, Item 1A. "Risk Factors," including "Security vulnerabilities or control failures in our IT infrastructure or multicloud application delivery and security products and services as well as unforeseen product errors could have a material adverse impact on our business, results of operations, financial condition and reputation," and "The Cyber Incident has had and may continue to have an adverse effect on our business, reputation, customer, employee and partner relations, results of operations, financial condition and cash flows."
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
At the management level, our CISO leads our enterprise-wide cybersecurity program in partnership with other business leaders, including our General Counsel and Chief Operating Officer. These members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above. Our CISO has over 25 years of experience in technology and information security operations across a diverse range of business sectors. In addition, on October 15, 2025 Michael Montoya, a former member of our Board of Directors, was appointed as the Company's Chief Technology Operations Officer. In his role, Mr. Montoya will lead the enterprise-wide strategy and execution of our enterprise-wide cybersecurity program with our CISO, and in partnership with other business leaders, including our General Counsel and Chief Operating Officer to further embed security into every aspect of how F5 operates.
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
Corporate Functions
Customer Services and Technical Support
We believe that our ability to provide consistent, high-quality customer service and technical support is a key factor in attracting and retaining large enterprise and service provider customers. Accordingly, we offer a broad range of support services that includes technical support, hardware repair and replacement, software updates, online tools, consulting, and training services.
We provide these services directly to customers and also utilize a multi-tiered support model, leveraging the capabilities of our broad base of channel partners. Our technical support staff is strategically located in regional service centers to support our global customer base.
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

Sales and Marketing
Our customers include a wide variety of large enterprise businesses, public sector institutions, governments, and service providers, including many among Fortune 1000 and Business Week Global 1000 companies. Our customers include businesses in technology, telecommunications, financial services, transportation, education, manufacturing, healthcare, and government. In fiscal year 2025, sales outside of the Americas represented 44.2% of our net revenues. Refer to Note 15 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our revenues by geographic area.
Sales
Our sales teams sell our products and services directly to customers working closely with our channel partners including distributors, value-added resellers ("VARs"), managed service providers ("MSPs"), and systems integrators.
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
Systems integrators. We also market our products through strategic relationships with systems integrators who include our products as core components of application deployments or network-based solutions they deploy for their customers. In most cases, systems integrators do not directly purchase our products for resale to their customers. Instead, they typically recommend and/or manage our products as a part of broader solutions supporting enterprise applications and internet facing systems that incorporate our technology for security, high availability, and enhanced performance.
Resellers and technology partners. Historically, our ability to compete with much larger companies has been strengthened through partnerships with large systems and software vendors. Currently, we partner with many technology partners and public cloud providers who resell our products. We have ongoing partnerships with the major cloud providers such as AWS, Microsoft Azure, and Google Cloud Platform and have expanded our reseller routes to market to include their public cloud marketplaces. We are actively engaged with AWS, Microsoft Azure, and Google Cloud Platform on private offers leveraging our software on all three cloud providers. Our business development team manages these relationships and closely monitors adjacent and complementary markets for opportunities to partner with those whose solutions are complementary to ours and could enable us to expand our addressable market.
Marketing
As we continue to expand our offerings, we are focused on driving the compelling and unique value proposition of F5's solutions among our existing customers, including new buying centers within existing customers, as well as with new customers. To do so, we are revitalizing our brand, informing current customers about our expanded portfolio, and broadening our reach with new customers. We continue to focus on our core NetOps buying persona while seeking to expand our relationships with DevOps, SecOps, Chief Information Security Officer and Cloud Architect audiences.
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
Our common stock is traded on the Nasdaq Global Select Market under the symbol "FFIV." The following table sets forth the high and low sales prices of our common stock as reported on the Nasdaq Global Select Market.

	Fiscal Year 2025		Fiscal Year 2024
	High	Low	High	Low
First Quarter	$264.50	$213.24	$180.70	$145.45
Second Quarter	$313.00	$249.68	$199.49	$171.05
Third Quarter	$301.83	$227.04	$196.35	$159.01
Fourth Quarter	$337.39	$288.76	$223.74	$169.55
The last reported sales price of our common stock on the Nasdaq Global Select Market on November 12, 2025 was $240.17.
As of November 12, 2025, there were 36 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
Dividend Policy
Our policy has been to retain cash for use in our business, for investment in acquisitions and to repurchase shares of our common stock. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.
Unregistered Securities Sold in 2025
We did not sell any unregistered shares of our common stock during the fiscal year 2025.
Issuer Purchases of Equity Securities
On October 25, 2024, we announced that our Board of Directors authorized an additional $1.0 billion for our common stock share repurchase program. This authorization is incremental to the existing $6.4 billion program, initially approved in October 2010 and expanded in subsequent fiscal years. Acquisitions for the share repurchase programs will be made from time to time in private transactions, accelerated share repurchase programs, or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time.
During fiscal year 2025, we repurchased and retired 1,879,403 shares of common stock at an average price of $266.04 per share and as of September 30, 2025, we had $922.4 million remaining authorized to purchase shares.
Shares repurchased and retired during the fourth quarter of fiscal year 2025 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan[2]
July 1, 2025 — July 31, 2025	420,197	$297.48	420,197	$922,421
August 1, 2025 — August 31, 2025	7,267	$307.43	—	$922,421
September 1, 2025 — September 30, 2025	—	—	—	$922,421
(1)Includes 7,267 shares withheld from restricted stock units that vested in the fourth quarter of fiscal 2025 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of such awards do not deplete the dollar amount available for purchases under the repurchase program.

Performance Measurement Comparison of Shareholder Return
The following graph compares the annual percentage change in the cumulative total return on shares of our common stock, the Nasdaq Composite Index, the S&P 500 Index, and the S&P 500 Information Technology Index for the period commencing September 30, 2020, and ending September 30, 2025.
Comparison of Cumulative Total Return
On Investment Since September 30, 2020*

350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2020
2021
2022
2023
2024
2025
F5, Inc.
NASDAQ Composite Index
S&P 500 Index
S&P 500 Information Technology Index

The Company’s closing stock price on September 30, 2025, the last trading day of the Company’s 2025 fiscal year, was $323.19 per share.
*     Assumes that $100 was invested September 30, 2020 in shares of common stock and in each index, and that all dividends were reinvested. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances and are generally identified by the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions. These forward-looking statements are based on current information and expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under "Item 1A. Risk Factors" herein and in other documents we file from time to time with the Securities and Exchange Commission. We assume no obligation to revise or update any such forward-looking statements.
Overview
F5 is a global leader in application delivery and security solutions which enables its customers to deploy, operate, secure, optimize, and govern every application and API across on-premises architectures, in the cloud, and at the network edge. Our cloud, software, and hardware solutions enable our customers to deliver fast, available, and secure digital experiences to their customers at scale. Our application services are available as hardware, software, SaaS, and software-only solutions optimized for hybrid, multicloud environments, with modules that can run independently, or as part of an integrated solution on our high-performance appliances. We market and sell our products primarily through multiple indirect sales channels in our Americas; Europe, the Middle East, and Africa ("EMEA"); and Asia Pacific ("APAC") regions. Enterprise customers (Fortune 1000 or Business Week Global 1000 companies) in the technology, financial services, transportation, education, manufacturing, and health care industries, along with government customers, and service providers continue to make up the largest percentage of our customer base.
Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:
•Revenues. Our revenue is derived from the sales of both products and services. The majority of our product revenues are derived from sales of our application delivery and security solutions including our F5 BIG-IP software and systems, F5 NGINX software, and our F5 Distributed Cloud Services offerings. Our F5 BIG-IP software solutions are sold both on a subscription and perpetual license basis. We sell F5 NGINX on a subscription basis as deployable software or SaaS. F5 Distributed Cloud Services provides security, multicloud networking, and edge-based computing solutions and are offered on a subscription basis, under a unified SaaS platform and managed service platform. Our services revenue includes annual maintenance contracts, training and consulting services.
We monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products, feature enhancements and consumption models are indicators of future trends. We also consider overall revenue concentration by geographic region as an additional indicator of current and future trends. In fiscal 2025, we benefited from improving customer demand, which began to stabilize and improve following macroeconomic uncertainties at the start of fiscal 2024.
•Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, third-party software license fees, technology costs, including cloud hosting and software licenses expenses, amortization of developed technology and personnel and overhead expenses. In addition, factors such as sales price, product and services mix, inventory obsolescence, returns, component price increases, warranty costs, and global supply chain constraints could significantly impact our gross margins.
•Operating expenses. Operating expenses are substantially driven by personnel and related overhead expenses. Existing headcount and future hiring plans are the predominant factors in analyzing and forecasting future operating expense trends. Other significant operating expenses that we monitor include costs associated with cyber and enterprise-wide security, marketing and promotions, travel, professional fees, technology costs, including cloud hosting and software licenses expenses, related to the development of new products and provision of services, facilities and depreciation expenses.
•Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The increase in cash and investments for fiscal year 2025 was primarily due to cash provided by operating activities of $949.7 million, partially offset by $502.1 million of cash used for the repurchase of outstanding common stock under our stock repurchase program, including the payment of related excise taxes. In addition, $171.1 million of cash was used for the acquisition of businesses during fiscal 2025, and $43.3 million of cash was used for capital expenditures related to the expansion of our facilities to support our operations worldwide, as well as investments in technology, including cloud hosting and software licenses, and equipment purchases to support our core business activities. Going forward, we believe the primary driver of cash flows will continue to be net income from operations. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. Additionally, on January 31, 2020, we entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). On January 31, 2025, the Revolving Credit Facility expired. At the time of expiration, there were no outstanding borrowings under the Revolving Credit Facility.
•Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in fiscal 2025 due to an increase in deferred subscription contracts, including SaaS and maintenance associated with licensed-based subscriptions, which includes sales as part of our Flexible Consumption Program. Our days sales outstanding for the fourth quarter of fiscal year 2025 was 46. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
Cyber Incident
On October 15, 2025, we disclosed information about a Cyber Incident in which a highly sophisticated nation-state threat actor had gained unauthorized long-term, persistent access to certain Company systems, and exfiltrated certain files, some of which contained certain portions of our BIG-IP source code and information about undisclosed vulnerabilities that our engineering teams were working on in BIG-IP. Upon identifying the threat, we immediately activated our incident response process and took extensive actions to contain the threat actor, which included engaging leading external cybersecurity experts. Our investigation, monitoring, and related activities related to the incident are ongoing. To date, we believe our containment actions have been successful, and since the initiation of these efforts, we have not observed any evidence of new unauthorized activity.
To date, we are not aware of any undisclosed critical or remote code vulnerabilities, and we are not aware of active exploitation of any undisclosed vulnerabilities within our products. Further, to date, we have no evidence of modification to our software supply chain, including our source code and our build and release pipelines. This assessment has been validated through independent reviews by leading cybersecurity research firms. We have no evidence that the threat actor accessed or modified the NGINX source code or product development environment, nor do we have evidence they accessed or modified our F5 Distributed Cloud Services or Silverline systems. In response to the incident, we have prioritized delivering reliable software release updates to address all undisclosed high vulnerabilities in BIG-IP source code, with a significant number of our largest customers having completed these updates with minimal disruption. We have, and will continue to prioritize steps to bolster our security posture in implementing further measures to strengthen our security environment and protect our customers.
To date, this incident has not had a material impact on our operations. As a result of the incident, we anticipate near-term disruption to our sales cycles with demand impacts more pronounced in the early part of the fiscal year and normalizing in the second half of the fiscal year 2026. These disruptions may also lead to a near term impact on our operating margin within fiscal year 2026. We expect to continue to incur additional professional services and other expenses associated with incident response during fiscal year 2026. As of the date of this filing these expenses were not material. See Note 12. Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for more information.
Critical Accounting Estimates
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
Revenue Recognition. The majority of our contracts with our customers include various combinations of our products and subscriptions and support. Our hardware products and software licenses are distinct from our subscriptions and support services as the customer can benefit from the product without these services and such services are separately identifiable within the contract. We account for multiple agreements with a single customer as a single contract if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single contract. The amount of consideration we expect to receive in exchange for delivering on the contract is allocated to each performance obligation based on its relative standalone selling price.
When estimating standalone selling price, we first consider the prices charged for a deliverable when sold separately. If the standalone selling price is not observable through past transactions, we estimate it based on our pricing model and our go-to-market strategy, which include factors such as target gross margins, the geographies in which our offerings were sold, and offering type (products or services). As our business offerings evolve over time, we may be required to modify our estimated standalone selling prices, and as a result the timing and classification of our revenue could be affected.
Impact of Macroeconomic Conditions
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on customer behavior. Uncertain economic conditions, including inflation, tariffs and other duties, higher interest rates, slower growth, fluctuations in foreign exchange rates, and other changes in economic conditions, may adversely affect our results of operations and financial performance. For further discussion of the potential impacts of recent macroeconomic events on our business, financial condition, and operating results, see Part I, Item 1A titled "Risk Factors."
Results of Operations
The following discussion and analysis comparing our fiscal 2025 financial results to fiscal 2024 should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Annual Report on Form 10-K. For discussion and analysis related to our financial results comparing fiscal 2024 to 2023, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2024, which was filed with the Securities and Exchange Commission on November 18, 2024.

	Years Ended September 30,
	2025	2024	2023
	(in thousands, except percentages)
Net revenues
Products	$1,508,640	$1,272,795	$1,334,638
Services	1,579,432	1,543,325	1,478,531
Total	$3,088,072	$2,816,120	$2,813,169
Percentage of net revenues
Products	48.9%	45.2%	47.4%
Services	51.1	54.8	52.6
Total	100.0%	100.0%	100.0%
Net Product Revenues. Net product revenues increased 18.5% in fiscal year 2025 from fiscal year 2024. The increase of $235.8 million in net product revenues for fiscal year 2025 was due to an increase in revenues associated with systems and software of $168.2 million and $67.6 million, respectively.
Net Service Revenues. Net service revenues increased 2.3% in fiscal year 2025 from fiscal year 2024. The increase of $36.1 million in service revenue for fiscal year 2025 was primarily the result of increased initial purchases and renewals of maintenance contracts.

The following presents net product revenues by systems and software (in thousands):

	Years Ended September 30,
	2025	2024	2023
Net product revenues
Systems revenue	$705,551	$537,318	$670,652
Software revenue
Subscription	507,585	430,474	352,615
SaaS and managed services	175,641	193,201	203,326
Perpetual licenses	119,863	111,802	108,045
Total net product revenue	$1,508,640	$1,272,795	$1,334,638
Percentage of net product revenues
Systems revenue	46.8%	42.2%	50.2%
Software revenue
Subscription	33.7	33.8	26.4
SaaS and managed services	11.6	15.2	15.3
Perpetual licenses	7.9	8.8	8.1
Total net product revenue	100.0%	100.0%	100.0%
Total systems revenue increased 31.3% in fiscal year 2025 from 2024 was primarily due to increases in customer demand and pricing increases on system offerings. Total systems revenue decreased 19.9% in fiscal year 2024 from 2023 primarily due to a lower level of shipments due to 2022 supply chain constrained demand fulfilled in 2023. Total software revenue was $803.1 million, $735.5 million, and $664.0 million for fiscal years 2025, 2024, and 2023, respectively. Total software revenue increased by 9.2% in fiscal year 2025 from 2024 primarily due to increases in renewals and initial purchases of subscription offerings. Total software revenue increased by 10.8% in fiscal year 2024 from 2023 primarily due to increases in renewals and initial purchases of subscription offerings. Total SaaS and managed services revenue did not account for 10% or more of total net revenues for any period presented.
The following distributor customers accounted for more than 10% of total net revenue:

	Years Ended September 30,
	2025	2024	2023
Customer A	15.8%	16.3%	15.6%
Customer B	17.5%	15.9%	15.0%
The following distributor customers accounted for more than 10% of total receivables:

	September 30,
	2025	2024
Customer A	11.1%	20.3%
Customer B	17.8%	14.8%
Customer C	10.9%	—
Customer D	11.4%	—
No end-user customers accounted for more than 10% of total net revenue or receivables. No other distributor customers accounted for more than 10% of total net revenue or receivables, other than those noted above.

	Years Ended September 30,
	2025	2024	2023
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$338,037	$336,237	$375,192
Services	235,941	221,410	218,116
Total	573,978	557,647	593,308
Gross profit	$2,514,094	$2,258,473	$2,219,861
Percentage of net revenues and gross margin (as a percentage of related net revenue)
Products	22.4%	26.4%	28.1%
Services	14.9	14.3	14.8
Total	18.6	19.8	21.1
Gross margin	81.4%	80.2%	78.9%
Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, personnel costs, including the salaries, stock-based compensation, and related benefits of our personnel, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, technology costs, including cloud hosting and software licenses expenses, facilities and depreciation expenses, and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased primarily due to systems and software revenue growth. The increase was largely offset by an improvement in product margins driven by a more favorable product mix.
Cost of Net Service Revenues. Cost of net service revenues consist of personnel costs, including the salaries, stock-based compensation, and related benefits of our professional services personnel, travel, technology costs, including cloud hosting and software licenses expenses, facilities and depreciation expenses. Cost of net service revenues increased $14.5 million, or 6.6% in fiscal year 2025 from the prior year. The increase in cost of net service revenues was primarily due to an increase in personnel costs.

	Years Ended September 30,
	2025	2024	2023
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$860,506	$832,279	$878,215
Research and development	539,815	490,120	540,285
General and administrative	322,340	268,828	263,405
Restructuring charges	25,484	8,655	65,388
Total	$1,748,145	$1,599,882	$1,747,293
Operating expenses (as a percentage of net revenue)
Sales and marketing	27.9%	29.6%	31.2%
Research and development	17.5	17.4	19.2
General and administrative	10.4	9.5	9.4
Restructuring charges	0.8	0.3	2.3
Total	56.6%	56.8%	62.1%
Sales and Marketing. Sales and marketing expenses consist of personnel costs, including the salaries, commissions, stock-based compensation, and related benefits of our sales and marketing personnel, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, technology costs, including cloud hosting and software licenses expenses, facilities and depreciation expenses. Sales and marketing expense increased $28.2 million, or 3.4% in fiscal year 2025 from the prior year. The increase in sales and marketing expense for fiscal year 2025 was primarily due to an increase of $20.6 million in personnel costs. Sales and marketing headcount at the end of fiscal year 2025 increased to 2,186 from 2,165 at the end of fiscal year 2024. In addition, technology expenditures to support the sales and marketing organization increased $6.5 million in fiscal year 2025 from the prior year.
Research and Development. Research and development expenses consist of personnel costs, including the salaries, stock-based compensation, and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, technology costs, including cloud hosting and software licenses expenses, facilities, depreciation and amortization expenses. Research and development expense increased $49.7 million, or 10.1% in fiscal year 2025 from the prior year. The increase in research and development expense for fiscal year 2025 was primarily due to an increase of $31.4 million in personnel costs. In addition, technology costs to support the research and development organization increased $18.9 million in fiscal year 2025 from the prior year.
General and Administrative. General and administrative expenses consist of personnel costs, including the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, technology costs, including cloud hosting and software licenses expenses, facilities and depreciation expenses. General and administrative expense increased $53.5 million, or 19.9% in fiscal year 2025 from the prior year. The increase in general and administrative expense for fiscal year 2025 was primarily due to an increase of $25.8 million in personnel costs. General and administrative headcount at the end of fiscal year 2025 increased to 898 from 875 at the end of fiscal year 2024. In addition, fees paid for professional services increased $19.7 million in fiscal year 2025 from the prior year, primarily due to activity related to acquisitions.
Restructuring charges. In the first and fourth fiscal quarters of 2025, and the first fiscal quarter of 2024, we completed restructuring plans to better align strategic and financial objectives, optimize operations, and drive efficiencies for long-term growth and profitability. As a result of the first and fourth quarters of fiscal 2025 restructuring initiatives, we recorded charges of $11.3 million and $14.3 million, net of adjustments, related to reductions in workforce that are reflected in our results for fiscal 2025. As a result of the first quarter of fiscal 2024 restructuring initiative, we recorded a charge of $8.7 million, net of adjustments, related to a reduction in workforce that is reflected in our results for fiscal 2024.

	Years Ended September 30,
	2025	2024	2023
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$765,949	$658,591	$472,568
Other income, net	42,387	36,874	13,420
Income before income taxes	808,336	695,465	485,988
Provision for income taxes	115,956	128,687	91,040
Net income	$692,380	$566,778	$394,948
Other income and income taxes (as percentage of net revenue)
Income from operations	24.8%	23.4%	16.8%
Other income, net	1.4	1.3	0.5
Income before income taxes	26.2	24.7	17.3
Provision for income taxes	3.8	4.6	3.3
Net income	22.4%	20.1%	14.0%
Other Income, Net. The change in other income, net for the fiscal year ended September 30, 2025 was primarily driven by interest income and expense, investment income, and foreign currency transaction gains and losses compared to the same periods in the prior year.
Provision for Income Taxes. We recorded a 14.3% provision for income taxes for fiscal year 2025, compared to 18.5% in fiscal year 2024. The decrease in effective tax rate from fiscal year 2024 to 2025 is primarily due to the tax impact from stock-based compensation and tax reserves.
We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. The net decrease in the valuation allowance of $5.4 million for fiscal year 2025 was primarily related to tax net operating losses and credits incurred in certain foreign jurisdictions, and state tax carryforwards. Our net deferred tax assets as of September 30, 2025 and 2024 were $444.5 million and $358.8 million, respectively.
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
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The new legislation did not have a material impact for fiscal year 2025. The Company is currently evaluating the impact on future years but does not expect a material impact to the consolidated financial statements.
The Company operates in countries that have enacted, or have committed to enact, a minimum tax in accordance with the Organization for Economic Co-operation and Development’s Pillar Two framework. The Pillar Two legislation was effective for the Company starting fiscal year 2025 but did not have a material impact. The Company will continue to monitor for additional guidance but does not expect a material impact to the consolidated financial statements for future years.
Liquidity and Capital Resources
We have funded our operations with our cash balances and cash generated from operations.

	Years Ended September 30,
	2025	2024	2023
	(in thousands)
Liquidity and Capital Resources
Cash and cash equivalents and investments	$1,359,966	$1,083,182	$808,391
Cash provided by operating activities	949,666	792,419	653,409
Cash (used in) provided by investing activities	(219,491)	(59,214)	36,393
Cash used in financing activities	(464,815)	(457,002)	(653,299)
Cash and cash equivalents, short-term investments and long-term investments totaled $1,360.0 million as of September 30, 2025, compared to $1,083.2 million as of September 30, 2024, representing an increase of $276.8 million. The increase was primarily due to cash provided by operating activities of $949.7 million for fiscal 2025, partially offset by cash used for the repurchase of outstanding common stock and the payment of related excise taxes of $502.1 million. In addition, $171.1 million of cash was used for the acquisition of businesses during fiscal 2025, and $43.3 million of cash was used for capital expenditures related to the expansion of our facilities to support our operations worldwide, as well as investments in technology, including cloud hosting and software licenses, and equipment purchases to support our core business activities. As of September 30, 2025, 64.0% of our cash and cash equivalents and investment balances were outside of the U.S. The cash and cash equivalents and investment balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances.
Cash provided by operating activities during fiscal year 2025 was $949.7 million compared to $792.4 million in fiscal year 2024. Cash provided by operating activities resulted primarily from cash generated from net income, after adjusting for non-cash charges such as stock-based compensation, depreciation and amortization charges and changes in operating assets and liabilities. Cash provided by operating activities for fiscal year 2025 increased from the prior year primarily due to growth of our business as reflected by increases in collections during fiscal 2025, partially offset by higher cash expenditure to support our business growth.
Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled "Risk Factors." However, we anticipate our current cash, cash equivalents and investment balances and anticipated cash flows generated from operations will be sufficient to meet our liquidity needs.
Cash used in investing activities during fiscal year 2025 was $219.5 million compared to cash used in investing activities of $59.2 million in fiscal year 2024. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions and capital expenditures. Cash used in investing activities for fiscal year 2025 was primarily the result of $171.1 million in cash paid for acquisitions and $43.3 million in capital expenditures related to maintaining our operations worldwide. Cash used in investing activities for fiscal year 2024 was primarily the result of $32.9 million in cash paid for acquisitions and $30.4 million in capital expenditures related to maintaining our operations worldwide, partially offset by $6.2 million in maturities of investments.

Cash used in financing activities was $464.8 million for fiscal year 2025, compared to cash used in financing activities of $457.0 million for fiscal year 2024. Cash used in financing activities for fiscal year 2025 included $502.1 million of cash used for the repurchase of outstanding common stock and the payment of related excise taxes, as well as $21.9 million in cash used for taxes related to the net share settlement of equity awards. Cash used in financing activities was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $59.2 million. Cash used in financing activities for fiscal year 2024 included $500.6 million of cash used for the repurchase of outstanding common stock and the payment of related excise taxes, as well as $11.5 million in cash used for taxes related to the net share settlement of equity awards. Cash used in financing activities was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $55.1 million.
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
Based on our current operating and capital expenditure forecasts, we believe that our existing cash and investment balances, together with cash generated from operations should be sufficient to meet our operating requirements for the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements of existing products, the continuing market acceptance of our products, cash paid for future strategic initiatives such as our share repurchase program and acquisitions, and macroeconomic events or conditions.
Obligations and Commitments
As of September 30, 2025, we had approximately $99.3 million of tax liabilities, including interest and penalties, related to uncertain tax positions (See Note 8 to our Consolidated Financial Statements). Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.
As of September 30, 2025, our principal commitments consisted of obligations outstanding under operating leases and purchase obligations with one of our component suppliers.
In October 2022, we entered into an unconditional purchase commitment with one of our suppliers for the delivery of systems components. Under the terms of the agreement, we are obligated to purchase $10 million of component inventory annually, with a total committed amount of $40 million over a four-year term. As of September 30, 2025, we had no remaining purchase commitments under the third year of the agreement. Our total non-cancelable long-term purchase commitments outstanding as of September 30, 2025 was $10.0 million.
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
Recently Issued Accounting Pronouncements
Refer to "Recently Issued Accounting Pronouncements" in Note 1. Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

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
Foreign Currency Risk. The majority of our sales, cost of net revenues, and operating expenses are denominated in U.S. dollars ("USD"). While we conduct transactions in foreign currencies and expect to continue to do so, to date we have not, and do not anticipate that related foreign currency transaction gains or losses will be significant at our current level of operations. However, as we operate in and continue to expand our operations internationally, fluctuations in foreign currency exchange rates relative to the USD, could impact our foreign currency-denominated costs and may result in operating margin volatility. To date, such fluctuations have not had a material impact on our financial results.

Item 8.Financial Statements and Supplementary Data
F5, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of F5, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of F5, Inc. and its subsidiaries (the "Company") as of September 30, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition for Certain Products and Services
As described in Note 1 to the consolidated financial statements, the Company sells hardware and perpetual software products and offers several products by subscription, either through term-based license agreements or as SaaS offerings. Evidence of a contract generally consists of a purchase order issued pursuant to the terms and conditions of a distributor, reseller or end user agreement. The purchase price stated in an agreed upon purchase order is generally representative of the transaction price. The transaction price in a contract is allocated based upon the relative standalone selling price of each distinct performance obligation identified in the contract. Revenue is recognized at the time the related performance obligation is satisfied by transferring control of promised products and services to a customer. Revenue from the sale of the Company's hardware and perpetual software products is generally recognized at a point in time when the product has been fulfilled and the customer is obligated to pay for the product. Revenue for term-based license agreements is recognized at a point in time, when the Company delivers the software license to the customer and the subscription term has commenced. Revenue for SaaS offerings is recognized ratably as the services are provided. Revenues for post-contract customer support are recognized on a straight-line basis over the service contract term. The Company’s products and services revenue was $1,509 million and $1,579 million, respectively, for the year ended September 30, 2025, of which the majority relates to revenue recognition for certain products and services.
The principal considerations for our determination that performing procedures relating to revenue recognition for certain products and services is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) testing certain product and service revenue recognized for a sample of transactions by obtaining and inspecting source documents, such as purchase orders, invoices, and proof of shipments or delivery, where applicable; (ii) evaluating, on a test basis, manual adjustments made related to certain contracts; (iii) testing management’s process for determining and allocating standalone selling price to identified performance obligations and testing the completeness and accuracy of the underlying data used by management; (iv) testing the calculation of certain product and service revenue recognized; and (v) confirming a sample of outstanding customer invoice balances as of September 30, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment or delivery, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
November 25, 2025
We have served as the Company’s auditor since 1996.

F5, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$1,344,273	$1,074,602
Accounts receivable, net of allowances of $2,877 and $4,585	414,433	389,024
Inventories	77,229	76,378
Other current assets	682,766	569,467
Total current assets	2,518,701	2,109,471
Property and equipment, net	156,947	150,943
Operating lease right-of-use assets	185,601	178,180
Long-term investments	15,693	8,580
Deferred tax assets	446,388	365,951
Goodwill	2,443,882	2,312,362
Other assets, net	552,280	487,517
Total assets	$6,319,492	$5,613,004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$83,972	$67,894
Accrued liabilities	315,383	300,076
Deferred revenue	1,213,226	1,121,683
Total current liabilities	1,612,581	1,489,653
Deferred tax liabilities	1,921	7,179
Deferred revenue, long-term	786,011	676,276
Operating lease liabilities, long-term	230,749	215,785
Other long-term liabilities	96,231	94,733
Total long-term liabilities	1,114,912	993,973
Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock, no par value; 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 57,684 and 58,094 shares issued and outstanding	42,023	5,889
Accumulated other comprehensive loss	(18,324)	(20,912)
Retained earnings	3,568,300	3,144,401
Total shareholders’ equity	3,591,999	3,129,378
Total liabilities and shareholders’ equity	$6,319,492	$5,613,004
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Years Ended September 30,
	2025	2024	2023
Net revenues
Products	$1,508,640	$1,272,795	$1,334,638
Services	1,579,432	1,543,325	1,478,531
Total	3,088,072	2,816,120	2,813,169
Cost of net revenues
Products	338,037	336,237	375,192
Services	235,941	221,410	218,116
Total	573,978	557,647	593,308
Gross profit	2,514,094	2,258,473	2,219,861
Operating expenses
Sales and marketing	860,506	832,279	878,215
Research and development	539,815	490,120	540,285
General and administrative	322,340	268,828	263,405
Restructuring charges	25,484	8,655	65,388
Total	1,748,145	1,599,882	1,747,293
Income from operations	765,949	658,591	472,568
Other income, net	42,387	36,874	13,420
Income before income taxes	808,336	695,465	485,988
Provision for income taxes	115,956	128,687	91,040
Net income	$692,380	$566,778	$394,948
Net income per share — basic	$11.96	$9.65	$6.59
Weighted average shares — basic	57,904	58,720	59,909
Net income per share — diluted	$11.80	$9.55	$6.55
Weighted average shares — diluted	58,684	59,359	60,270
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended September 30,
	2025	2024	2023

Net income	$692,380	$566,778	$394,948
Other comprehensive income:
Foreign currency translation adjustment	2,588	2,227	1,477
Available-for-sale securities:
Unrealized gains on securities, net of taxes of $0, $18, and $286 for the years ended September 30, 2025, 2024, and 2023, respectively	—	82	2,090
Reclassification adjustment for realized losses included in net income, net of taxes of $0, $0, and $78 for the years ended September 30, 2025, 2024, and 2023, respectively	—	—	(612)
Net change in unrealized gains on available-for-sale securities, net of tax	—	82	1,478
Total other comprehensive income	2,588	2,309	2,955
Comprehensive income	$694,968	$569,087	$397,903
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount

Balances, September 30, 2022	59,860	$91,048	$(26,176)	$2,404,106	$2,468,978
Exercise of employee stock options	56	1,491	—	—	1,491
Issuance of stock under employee stock purchase plan	501	58,468	—	—	58,468
Issuance of restricted stock	1,335	—	—	—	—
Repurchase of common stock	(2,454)	(350,049)	—	—	(350,049)
Taxes paid related to net share settlement of equity awards	(91)	(13,209)	—	—	(13,209)
Stock-based compensation	—	236,650	—	—	236,650
Net income	—	—	—	394,948	394,948
Other comprehensive income	—	—	2,955	—	2,955
Balances, September 30, 2023	59,207	$24,399	$(23,221)	$2,799,054	$2,800,232
Exercise of employee stock options	50	1,475	—	—	1,475
Issuance of stock under employee stock purchase plan	437	53,604	—	—	53,604
Issuance of restricted stock	1,294	—	—	—	—
Repurchase of common stock, including excise taxes	(2,824)	(281,174)	—	(221,431)	(502,605)
Taxes paid related to net share settlement of equity awards	(70)	(11,523)	—	—	(11,523)
Stock-based compensation	—	219,108	—	—	219,108
Net income	—	—	—	566,778	566,778
Other comprehensive income	—	—	2,309	—	2,309
Balances, September 30, 2024	58,094	$5,889	$(20,912)	$3,144,401	$3,129,378
Exercise of employee stock options	25	963	—	—	963
Issuance of stock under employee stock purchase plan	341	58,188	—	—	58,188
Issuance of restricted stock	1,190	—	—	—	—
Repurchase of common stock, including excise taxes	(1,879)	(232,627)	—	(268,481)	(501,108)
Taxes paid related to net share settlement of equity awards	(87)	(21,881)	—	—	(21,881)
Stock-based compensation	—	231,491	—	—	231,491
Net income	—	—	—	692,380	692,380
Other comprehensive income	—	—	2,588	—	2,588
Balances, September 30, 2025	57,684	$42,023	$(18,324)	$3,568,300	$3,591,999
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2025	2024	2023
Operating activities
Net income	$692,380	$566,778	$394,948
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	231,491	219,108	236,650
Depreciation and amortization	92,399	106,991	112,702
Non-cash operating lease costs	31,503	33,041	38,528
Deferred income taxes	(72,176)	(68,523)	(108,521)
Impairment of assets	—	—	3,455
Other	5,615	(962)	1,372
Changes in operating assets and liabilities (excluding effects of the acquisition of businesses):
Accounts receivable	(28,411)	63,953	16,704
Inventories	(851)	(40,504)	32,491
Other current assets	(103,628)	(14,038)	(64,959)
Other assets	(91,980)	(91,964)	16,591
Accounts payable and accrued liabilities	28,899	40,368	(63,100)
Deferred revenue	200,489	22,838	81,741
Lease liabilities	(36,064)	(44,667)	(45,193)
Net cash provided by operating activities	949,666	792,419	653,409
Investing activities
Purchases of investments	(5,720)	(2,100)	(1,789)
Maturities of investments	548	6,237	111,330
Sales of investments	—	—	16,085
Acquisition of businesses, net of cash acquired	(171,059)	(32,939)	(35,049)
Purchases of property and equipment	(43,260)	(30,412)	(54,184)
Net cash (used in) provided by investing activities	(219,491)	(59,214)	36,393
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	59,151	55,079	59,959
Payments for repurchase of common stock, including excise taxes	(502,085)	(500,558)	(350,049)
Payments on term debt agreement	—	—	(350,000)
Taxes paid related to net share settlement of equity awards	(21,881)	(11,523)	(13,209)
Net cash used in financing activities	(464,815)	(457,002)	(653,299)
Net increase in cash, cash equivalents and restricted cash	265,360	276,203	36,503
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,668	1,302	2,125
Cash, cash equivalents and restricted cash, beginning of year	1,078,340	800,835	762,207
Cash, cash equivalents and restricted cash, end of year	$1,346,368	$1,078,340	$800,835

	Years Ended September 30,
	2025	2024	2023
Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$205,717	$181,635	$191,569
Cash paid for amounts included in the measurement of operating lease liabilities	44,592	53,346	52,893
Cash paid for interest on long-term debt	—	—	2,970
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$48,315	$12,927	$10,544
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
The Company
F5, Inc. (the "Company") is a global leader in application delivery and security solutions which enables its customers to deploy, operate, secure, optimize, and govern every application and API across any architecture - on-premises, in the cloud, or at the edge. The Company's cloud, software, and hardware solutions enable its customers to deliver fast, available, and secure digital experiences to their customers at scale. The Company's enterprise-grade application services are available as hardware, software, and SaaS solutions optimized for hybrid, multicloud environments, with modules that can run independently, or as part of an integrated solution on its high-performance appliances. In connection with its solutions, the Company offers a broad range of professional services, including consulting, training, maintenance, and other technical support services.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments, including money market funds, with original maturities of three months or less to be cash equivalents. The Company invests its cash and cash equivalents in deposits with three major financial institutions, which, at times, exceed federally insured limits. The Company has not experienced any losses on its cash and cash equivalents. Amounts included in restricted cash represent those for which the Company's use is restricted by a contractual agreement.
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
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses for any potential uncollectible amounts. The allowance for credit losses is based on the assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for credit losses on a collective basis by considering the age of each outstanding invoice, each customer’s expected ability to pay and collection history, current market conditions, and reasonable and supportable forecasts of future economic conditions to determine whether the allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. For fiscal years ended September 30, 2025 and 2024, the allowance for credit losses was not material.

Unbilled Receivables
Unbilled receivables represent amounts related to the Company's unconditional right to consideration associated with contracts with customers that have not yet been billed, net of allowances. Unbilled receivables are converted to accounts receivable at the point in time when the Company has the contractual right to invoice its customers. As of September 30, 2025, unbilled receivables that are expected to be reclassified to accounts receivable within the next 12 months are included in other current assets, with those expected to be transferred to accounts receivables in more than 12 months included in other assets.
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
Property and Equipment
Property and equipment are stated at net book value. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized over the lesser of the remaining lease term or the estimated useful life of the improvements. The cost of normal maintenance and repairs is charged to expense as incurred and expenditures for major improvements are capitalized at cost. Gains or losses on the disposition of assets are reflected in the consolidated income statements at the time of disposal.

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
Goodwill
Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company tests goodwill for impairment on an annual basis and between annual tests when impairment indicators are identified, and goodwill is adjusted when impaired. For its annual goodwill impairment test in all periods to date, the Company has operated under one reporting unit and the fair value of its reporting unit has been determined by the Company’s enterprise value. The Company performs its annual goodwill impairment test during the second fiscal quarter.
For its annual impairment test performed in the second quarter of fiscal 2025, the Company completed a quantitative assessment and determined that there was no impairment of goodwill. The Company also considered potential impairment indicators of goodwill at September 30, 2025 and noted no indicators of impairment.
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
Impairment of Long-Lived Assets
The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is adjusted to its estimated fair value.
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
The following is a description of the principal activities from which the Company generates revenue:
Product
Revenue from the sale of the Company's hardware and perpetual software products is generally recognized at a point in time when the product has been fulfilled and the customer is obligated to pay for the product. The Company also offers several products by subscription, either through term-based license agreements or as SaaS offerings. Term-based license agreements include both a software license and post-contract customer support ("PCS"). For these offerings, product revenue is recognized at the point in time the software license is fulfilled to the customer, and services revenues for PCS is recognized over the subscription term. For the Company's SaaS offerings, revenue is recognized ratably as the services are provided. Hardware, including the software run on those devices, is considered systems revenue. Perpetual or subscription software offerings that are, or have the ability to be deployed on a standalone basis, along with the Company's SaaS offerings are considered software revenue. When rights of return are present and the Company cannot estimate returns, revenue is recognized when such rights of return lapse. Payment terms to customers are generally net 30 days to net 60 days.
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
Contract Acquisition Costs
Sales commissions earned by the Company's sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions on fulfilled hardware, perpetual software, and fulfilled software from term-based subscription sales are expensed as incurred. Sales commissions on the initial PCS for systems, perpetual software, and term-based license subscription offerings are deferred and then amortized as an expense on a straight-line basis over the period of benefit. Sales commissions on SaaS subscription offerings are deferred and then amortized as an expense on a straight-line basis over the period of benefit. Management has determined the period of benefit to be 4.5 years for initial PCS on hardware and perpetual software offerings, and 3 years for subscription offerings.
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
Research and Development
Research and development expenses consist of salaries and related benefits of product development personnel, prototype materials and expenses related to the development of new and improved products, technology costs, including cloud hosting and software licenses expenses used to support development activities, and an allocation of facilities, depreciation and amortization expense. Research and development expenses are reflected in the income statements as incurred.
Advertising
Advertising costs are expensed as incurred. The Company incurred $6.2 million, $5.4 million and $8.9 million in advertising costs during the fiscal years 2025, 2024 and 2023, respectively.
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
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period of exchange and are recorded in other income, net. The net effect of foreign currency gains and losses was not material during the fiscal years ended September 30, 2025, 2024 and 2023.

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
The Company's Talent and Compensation Committee has adopted a set of metrics for the performance stock awards, including (1) 50% of the annual performance stock grant is based on achieving certain annual revenue targets; (2) 25% of the annual performance stock grant is based on achieving certain annual earnings per share targets; and (3) 25% of the annual performance stock grant is based on relative total shareholder return ("TSR") benchmarked to the S&P 500 index. In each case, no vesting or payment with respect to a performance goal shall occur unless a minimum threshold is met for the applicable goal. Vesting and payment with respect to the performance goal is linear above the threshold of the applicable goal and is capped at achievement of 200% above target.
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

Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This ASU expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The Company adopted this accounting standard update as of September 30, 2025 and it did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). This ASU simplifies the capitalization guidance by removing all references to software development project stages. The revised guidance is neutral to different software development methods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
2. Revenue from Contracts with Customers
Capitalized Contract Acquisition Costs
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the years ended September 30, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Balance, beginning of year	$66,258	$66,468	$77,220
Additional capitalized contract acquisition costs	48,532	35,173	26,960
Amortization of capitalized contract acquisition costs	(38,238)	(35,383)	(37,712)
Balance, end of year	$76,552	$66,258	$66,468
Amortization of capitalized contract acquisition costs was $38.2 million, $35.4 million, and $37.7 million for the years ended September 30, 2025, 2024, and 2023, respectively, and is recorded in Sales and Marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.
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

The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the years ended September 30, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Balance, beginning of year	$1,797,959	$1,775,121	$1,691,580
Amounts added but not recognized as revenues	1,344,094	1,179,350	1,162,698
Deferred revenue acquired through acquisition of businesses	789	—	1,800
Revenues recognized related to the opening balance of deferred revenue	(1,143,605)	(1,156,512)	(1,080,957)
Balance, end of year	$1,999,237	$1,797,959	$1,775,121
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. The composition of unsatisfied performance obligations consists mainly of deferred service revenue, and to a lesser extent, deferred product revenue, for which the Company has an obligation to perform, and has not yet recognized as revenue in the consolidated financial statements. As of September 30, 2025, the total non-cancelable remaining performance obligations under the Company's contracts with customers was $2.0 billion and the Company expects to recognize revenues on 60.7% of these remaining performance obligations over the next 12 months, 24.1% in year two, and the remaining balance thereafter.
See Note 15 - Segment Information, for disaggregated revenue by significant customer and geographic region, as well as disaggregated product revenue by systems and software.
3. Business Combinations
Fiscal Year 2025 Acquisition of CalypsoAI Corp
On September 26, 2025, the Company closed on a transaction for the acquisition of CalypsoAI Corp. ("CalypsoAI"), a provider in enterprise AI security for $145.2 million in cash, with CalypsoAI immediately becoming a wholly-owned subsidiary of F5 upon the closing of the transaction. The addition of CalypsoAI's platform brings real-time threat defense, red teaming at scale, and data security to enterprises racing to deploy generative and agentic AI. These capabilities will be integrated into the F5 ADSP to create an enhanced solution for securing AI inference.
As a result of the acquisition, the Company acquired all the assets and assumed all the liabilities of CalypsoAI. The goodwill related to the CalypsoAI acquisition is comprised primarily of expected synergies from combining operations and the acquired intangible assets that do not qualify for separate recognition. Goodwill related to the CalypsoAI acquisition was not deductible for tax purposes. Transaction costs associated with the acquisition were not material.
The allocated purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values is presented in the following table (in thousands):

Other net tangible assets acquired, at fair value	$14,151
Identifiable intangible assets, developed technology	16,900
Goodwill	114,156
Total net assets acquired	$145,207
The initial allocation of the purchase price was based on preliminary valuations and assumptions and is subject to change within the measurement period. The Company expects to finalize the allocation of the purchase price as soon as practicable and no later than one year from the acquisition date.
The developed technology intangible assets are amortized on a straight-line basis over the weighted average estimated useful life of 4.21 years and included in cost of net product revenues. The estimated useful lives for the acquired intangible assets were based on the expected future cash flows associated with the respective asset.
The pro forma financial information, as well as the revenue and earnings generated by CalypsoAI, were not material to the Company's operations for the periods presented.

Other Fiscal Year 2025 Acquisitions
During the second, third and fourth quarters of fiscal 2025, the Company completed three additional acquisitions. The acquired assets and assumed liabilities of the acquisitions were not material and the Company recorded $17.4 million of goodwill as a result of the acquisitions. The acquisitions did not have a material impact to the Company's operating results.
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
4. Fair Value Measurements
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2025 and 2024, were as follows (in thousands):

			Gross Unrealized			Classification on Balance Sheet
As of September 30, 2025	Fair Value Level	Cost or Amortized Cost	Gains	Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Changes in fair value recorded in other comprehensive income (loss):
Money market funds	Level 1	$642,997	$—	$—	$642,997	$642,997	$—	$—
Total cash equivalents		$642,997	$—	$—	$642,997	$642,997	$—	$—
Changes in fair value recorded in other net income (expense):
Equity investments	*				$15,693	$—	$—	$15,693
Total equity investments					15,693	—	—	15,693
Total					$658,690	$642,997	$—	$15,693
* Equity investments presented in the table above include investments without readily determinable fair values that are measured at fair value using net asset value ("NAV") as a practical expedient, or are measured at cost with adjustments for observable changes in price or impairments. The equity investments are not classified within the fair value hierarchy.

			Gross Unrealized			Classification on Balance Sheet
As of September 30, 2024	Fair Value Level	Cost or Amortized Cost	Gains	Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Changes in fair value recorded in other comprehensive income (loss):
Money market funds	Level 1	$437,273	$—	$—	$437,273	$437,273	$—	$—
Total cash equivalents		$437,273	$—	$—	$437,273	$437,273	$—	$—
Changes in fair value recorded in other net income (expense):
Equity investments	**				$8,580	$—	$—	$8,580
Total equity investments					8,580	—	—	8,580
Total					$445,853	$437,273	$—	$8,580
** The fair value of this equity investment is measured at NAV which approximates fair value and is not classified within the fair value hierarchy.
The Company uses the fair value hierarchy for financial assets and liabilities. The carrying amounts of other current financial assets and other current financial liabilities approximate fair value due to their short-term nature.
Interest income from cash, cash equivalents, and investments was $40.8 million, $35.1 million and $18.2 million for the years ended September 30, 2025, 2024, and 2023, respectively. Interest income is included in other income (expense), net on the Company's consolidated income statements. There were no unrealized losses on investments that were held for a period greater than 12 months at September 30, 2025 and 2024.
The Company determined that as of September 30, 2025, there were no credit losses on any investments within its portfolio.
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
The Company did not recognize any other material impairment charges related to non-financial long-lived assets for the years ended September 30, 2025, 2024, and 2023.
5. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s consolidated statements of cash flows for the periods presented (in thousands):

	September 30,
	2025	2024
Cash and cash equivalents	$1,344,273	$1,074,602
Restricted cash included in other assets, net	2,095	3,738
Total cash, cash equivalents and restricted cash	$1,346,368	$1,078,340

Inventories
Inventories consist of the following (in thousands):

	September 30,
	2025	2024
Finished goods	$26,933	$27,922
Raw materials	50,296	48,456
	$77,229	$76,378
Other Current Assets
Other current assets consist of the following (in thousands):

	September 30,
	2025	2024
Unbilled receivables	$498,288	$401,104
Prepaid expenses	86,346	93,467
Capitalized contract acquisition costs	37,023	32,681
Other	61,109	42,215
	$682,766	$569,467
Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30,
	2025	2024
Computer equipment	$228,514	$206,861
Software	70,808	71,690
Office furniture and equipment	46,903	44,776
Leasehold improvements	190,637	186,179
	536,862	509,506
Accumulated depreciation and amortization	(379,915)	(358,563)
	$156,947	$150,943
Depreciation and amortization expense totaled approximately $42.9 million, $49.3 million, and $53.3 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.
Goodwill
Changes in the carrying amount of goodwill during fiscal years 2025 and 2024 are summarized as follows (in thousands):

Balance, September 30, 2023	$2,288,678
Other business acquisitions	23,684
Balance, September 30, 2024	2,312,362
Other business acquisitions	131,520
Balance, September 30, 2025	$2,443,882

Other Assets
Other assets consist of the following (in thousands):

	September 30,
	2025	2024
Intangible assets	$96,266	$111,576
Unbilled receivables	340,153	277,965
Capitalized contract acquisition costs	39,529	33,577
Other	76,332	64,399
	$552,280	$487,517
Intangible assets are included in other assets on the consolidated balance sheets and consist of the following (in thousands):

	September 30, 2025			September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$280,954	$(200,554)	$80,400	$287,431	$(192,967)	$94,464
Customer relationships	12,000	(5,133)	6,867	17,700	(10,034)	7,666
Patents and trademarks	12,308	(4,517)	7,791	9,795	(3,629)	6,166
Trade names	14,500	(13,292)	1,208	15,473	(12,193)	3,280
Non-compete covenants	—	—	—	1,960	(1,960)	—
	$319,762	$(223,496)	$96,266	$332,359	$(220,783)	$111,576
Amortization expense related to intangible assets was $42.9 million, $24.4 million, and $29.1 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.
For intangible assets held as of September 30, 2025, amortization expense for the five succeeding fiscal years is as follows (in thousands):

2026	$43,531
2027	25,349
2028	12,914
2029	8,252
2030	3,091
$93,137
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30,
	2025	2024
Payroll and benefits	$189,337	$171,571
Operating lease liabilities, current	31,042	33,779
Income and other tax accruals	44,051	45,247
Other	50,953	49,479
	$315,383	$300,076

Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	September 30,
	2025	2024
Income taxes payable	$85,278	$85,461
Other	10,953	9,272
	$96,231	$94,733
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
Revolving Credit Agreement
On January 31, 2020, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). The Company has the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. Historically, borrowings under the Revolving Credit Facility bore interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. On May 26, 2023, the Company amended the Revolving Credit Agreement as a result of the cessation of the LIBOR borrowing reference rate. The amendment modified and directly replaced the LIBOR borrowing reference rate within the Revolving Credit Agreement to the Secured Overnight Financing Rate ("SOFR"). After the amendment, borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, (a) SOFR plus 0.10%, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. The Revolving Credit Agreement also requires payment of a commitment fee calculated at a rate per annum of 0.125% to 0.300% depending on the Company's leverage ratio on the undrawn portion of the Revolving Credit Facility. Commitment fees incurred during fiscal years 2025, 2024 and 2023 were not material.
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

The components of the Company's operating lease expenses for the years ended September 30, 2025, 2024, and 2023 were as follows (in thousands):

	Fiscal year ended September 30,
	2025	2024	2023
Operating lease expense	$39,630	$40,655	$47,036
Short-term lease expense	2,890	2,791	2,986
Variable lease expense	23,032	23,268	23,139
Total lease expense	$65,552	$66,714	$73,161
Variable lease expense primarily consists of common area maintenance, real estate taxes and parking expenses.
Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

	September 30,
	2025	2024
Operating lease right-of-use assets, net	$185,601	$178,180

Operating lease liabilities, current[1]	31,042	33,779
Operating lease liabilities, long-term	230,749	215,785
Total operating lease liabilities	$261,791	$249,564

Weighted average remaining lease term (in years)	7.7	7.9
Weighted average discount rate	3.24%	2.94%
(1)Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheets.
As of September 30, 2025, the future operating lease payments for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2026	$38,700
2027	40,386
2028	37,001
2029	34,188
2030	33,715
Thereafter	115,208
Total lease payments	299,198
Less: imputed interest	(37,407)
Total lease liabilities	$261,791
Operating lease liabilities above do not include sublease income. As of September 30, 2025, the Company expects to receive sublease income of approximately $7.5 million, which consists of $2.3 million to be received in fiscal year 2026 and $5.2 million to be received over the seven fiscal years thereafter.
During the year ended September 30, 2023, the Company recorded an impairment of $3.5 million against the operating lease right-of-use asset related to its third quarter of fiscal 2023 restructuring plan, see Note 13, Restructuring Charges. There were no material impairments against right-of-use assets for the years ended September 30, 2025 and 2024.
As of September 30, 2025, the Company had no significant operating leases that were executed but not yet commenced.

8. Income Taxes
The United States and international components of income before income taxes are as follows (in thousands):

	Years Ended September 30,
	2025	2024	2023
United States	$547,633	$430,532	$268,314
International	260,703	264,933	217,674
	$808,336	$695,465	$485,988
The provision for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2025	2024	2023
Current
U.S. federal	$90,560	$99,745	$115,170
State	20,937	17,957	18,359
Foreign	77,008	79,200	66,053
Total	188,505	196,902	199,582
Deferred
U.S. federal	(45,160)	(51,968)	(89,280)
State	(10,476)	(11,100)	(18,576)
Foreign	(16,913)	(5,147)	(686)
Total	(72,549)	(68,215)	(108,542)
	$115,956	$128,687	$91,040
The effective tax rate differs from the U.S. federal statutory rate as follows (in thousands):

	Years Ended September 30,
	2025	2024	2023
Income tax provision at statutory rate	$169,750	$146,048	$102,058
State taxes, net of federal benefit	11,724	10,548	6,806
Foreign-derived intangible income deduction	(32,192)	(28,036)	(30,086)
Tax impact of foreign earnings	(9,922)	7,359	9,856
Research and development and other credits	(24,467)	(14,748)	(17,654)
Stock-based and other compensation	(2,635)	8,145	20,145
Other	3,698	(629)	(85)
	$115,956	$128,687	$91,040
The Company does not maintain an indefinite reinvestment assertion on unremitted foreign earnings and has recorded a deferred tax liability for any estimated foreign, federal, or state tax liabilities associated with a future repatriation of foreign earnings.
The Company benefits from tax incentive arrangements in certain foreign jurisdictions, which expire in fiscal years 2026 to 2034. The tax incentive agreements are conditional upon meeting certain operational, employment, and investment requirements. These arrangements decreased foreign taxes by $9.4 million, $7.2 million and $6.0 million, and increased diluted earnings per common share by $0.16, $0.12 and $0.10 for the years ended September 30, 2025, 2024 and 2023, respectively.

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	Years Ended September 30,
	2025	2024
Deferred tax assets
Net operating loss carry-forwards	$47,028	$34,787
Capitalized research and development costs	417,392	337,626
Accrued compensation and benefits	14,444	13,493
Stock-based compensation	9,933	8,606
Deferred revenue	31,341	39,042
Lease liabilities	56,282	53,945
Other accruals and reserves	28,191	28,729
Tax credit carryforwards	27,398	25,052
Depreciation	1,759	1,507
	633,768	542,787
Valuation allowance	(34,281)	(39,651)
	599,487	503,136
Deferred tax liabilities
Purchased intangibles	(59,096)	(53,047)
Depreciation	(32,269)	(29,441)
Deferred costs	(11,728)	(10,752)
Lease assets	(36,629)	(36,610)
Other accruals and reserves	(15,298)	(14,514)
	(155,020)	(144,364)

Net deferred tax assets	$444,467	$358,772
At September 30, 2025, the Company had foreign net operating loss carryforwards of approximately $53.2 million that can be carried forward indefinitely. The Company had $122.9 million of federal net operating loss carryforwards, of which $107.7 million can be carried forward indefinitely and $15.2 million that will expire in fiscal years 2033 to 2038. The annual utilization of the federal net operating loss carryforwards is limited under Internal Revenue Code Section 382. The Company also had $260.8 million of state net operating loss carryforwards, of which $92.0 million can be carried forward indefinitely and $168.8 million will expire in fiscal years 2028 to 2045. In addition, there are $2.5 million of foreign tax credit carryforwards that will expire in fiscal years 2026 to 2040, $4.1 million of federal tax credit carryforwards that will expire in fiscal years 2028 to 2044, $37.6 million of state tax credit carryforwards that can be carried forward indefinitely, and $3.2 million of state tax credit carryforwards that will expire in fiscal years 2032 to 2040. Management believes that it is more likely than not that the benefit from certain foreign net operating loss and credit carryforwards and state tax net operating loss and credit carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance on the deferred tax assets relating to these carryforwards. The net change in the total valuation allowance was a decrease of $5.4 million and a decrease of $4.3 million for years ended September 30, 2025 and 2024, respectively.
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

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal years 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Balance, beginning of period	$86,877	$79,167	$66,840
Gross increases related to prior period tax positions	5,292	7,939	4,270
Gross decreases related to prior period tax positions	(2,381)	(7,659)	(70)
Gross increases related to current period tax positions	10,244	8,494	9,224
Decreases relating to settlements with tax authorities	—	(50)	(300)
Reductions due to lapses of statute of limitations	(13,435)	(1,014)	(797)
Balance, end of period	$86,597	$86,877	$79,167
The total amount of gross unrecognized tax benefits was $86.6 million, $86.9 million, and $79.2 million as of September 30, 2025, 2024, and 2023, respectively, of which, $54.7 million, $56.2 million, and $51.2 million, if recognized, would affect the effective tax rate. There is a reasonable possibility that the Company’s unrecognized tax benefits will change within twelve months due to audit settlements or the expiration of statute of limitations, but the Company does not expect the change to be material to the consolidated financial statements.
The Company recognizes interest and, if applicable, penalties (not included in the "unrecognized tax benefits" table above) for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense. In the years ended September 30, 2025, 2024 and 2023, the Company recorded approximately a $0.9 million increase, $5.6 million increase and $3.3 million increase, respectively, of interest and penalty expense related to uncertain tax positions. As of September 30, 2025 and 2024, the Company had a cumulative balance of accrued interest and penalties on unrecognized tax positions of $12.7 million and $11.8 million, respectively.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2018 and fiscal year ended September 30, 2021. Major jurisdictions where there are wholly owned subsidiaries of F5, Inc. which require income tax filings include the United Kingdom, Singapore, Israel, and India. The earliest periods open for review by local taxing authorities are fiscal years 2024 for the United Kingdom, 2019 for Singapore, 2019 for Israel, and 2019 for India. The Company is currently under audit by the Internal Revenue Service for fiscal year 2019, by various states for fiscal years 2018 through 2021, and by various foreign jurisdictions including India for fiscal years 2019 to 2024, Israel for fiscal years 2019 to 2023, Saudi Arabia for fiscal years 2015 to 2021, and Singapore for fiscal years 2019 to 2023.
9. Shareholders' Equity
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
The following table summarizes the Company's repurchases and retirements of its common stock under its Stock Repurchase Program (in thousands, except per share data):

	Years Ended September 30,
	2025	2024	2023
Shares repurchased	1,879	2,824	2,454
Average price per share	$266.04	$177.08	$142.62
Amount repurchased	$500,037	$500,056	$350,049
As of September 30, 2025, the Company had $922.4 million remaining shares authorized under its share repurchase program.

10. Stock-based Compensation
The Company recognized $231.5 million, $219.1 million and $236.7 million of stock-based compensation expense for the fiscal years ended September 30, 2025, 2024 and 2023, respectively. The income tax benefit recognized on stock-based compensation within income tax expense was $49.9 million, $44.4 million and $44.7 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively. As of September 30, 2025, there was $229.0 million of total unrecognized stock-based compensation cost, the substantial majority of which will be recognized over approximately two years. Going forward, stock-based compensation expenses may increase as the Company issues additional equity-based awards to continue to attract and retain key employees. On October 31, 2025, the Company’s Board of Directors and Talent and Compensation Committee approved 81,099 RSUs to be granted to executive officers pursuant to the Company’s annual equity awards program.
The Company has adopted a number of stock-based compensation plans as discussed below.
2011 Employee Stock Purchase Plan. In April 2012, the Board of Directors amended and restated the Company’s 1999 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan. A total of 12,000,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than 10,000 shares during an offering period. In addition, no employee may purchase more than $25,000 worth of stock, determined by the fair market value of the shares at the time such option is granted, in one calendar year. The Employee Stock Purchase Plan has been implemented in a series of offering periods, each 6 months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. As of September 30, 2025 there were 1,666,569 shares available for awards under the Employee Stock Purchase Plan.
In determining the fair value of the right to purchase under the Employee Stock Purchase Plan, the Company uses the Black-Scholes option pricing model that employs the following key assumptions:

	Employee Stock Purchase Plan Years Ended September 30,
	2025	2024	2023
Volatility	28.85% - 29.40%	18.19% - 20.32%	33.02% - 38.15%
Expected term (in years)	0.5	0.5	0.5
Dividend yield	—	—	—
Risk-free interest rate	4.28% - 4.98%	5.28% - 5.52%	3.18% - 4.90%
The expected volatility is based on the historical volatility of our common stock. The expected term is based on the length of the period from the first day of the offering period to the purchase date. The expected dividend yield assumption is based on expectations about the Company’s anticipated dividend policy. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with maturities that approximate the expected term.
Acquisition Related Incentive Plans. In connection with the Company’s acquisitions, the Company has adopted acquisition equity incentive plans and assumed equity incentive plans of certain acquired companies and equity awards granted under such assumed equity incentive plans with awards under such plans being settled in shares of the Company’s common stock. All of these acquisition equity incentive plans and assumed equity incentive plans of acquired companies have been terminated and no additional equity awards will be issued under any of these plans. As of September 30, 2025, there were 19, 174 and 9,341 stock units outstanding under the Nginx, Threat Stack and Lilac Cloud acquisition plans, respectively. As of September 30, 2025, there were options to purchase 1,985, 18,965, 6,005 and 525 shares outstanding under the Nginx, Shape, Volterra and Lilac Cloud assumed plans, respectively.
F5, Inc. Incentive Plan. In March 2022, the Company adopted the F5, Inc. Incentive Plan, or the Plan, which amended and restated the 2014 Incentive Plan. The Plan provides for discretionary grants of stock options, stock units and other equity and cash-based awards for employees, including officers, directors and consultants. A total of 27,880,000 shares of common stock have been reserved for issuance under the Plan. Upon certain changes in control of the Company, all outstanding and unvested options or stock awards under the Plan will vest at the rate of 50%, unless assumed or substituted by the acquiring entity. During the fiscal year 2025, the Company issued no stock options, 120,235 performance stock units and 1,167,667 restricted stock units under the Plan. As of September 30, 2025, there were no options outstanding, 183,723 performance stock units outstanding, 1,197,528 restricted stock units outstanding and 2,922,335 shares available for new awards under the Plan.

A summary of restricted stock unit activity under the Plan is as follows:

	Performance Stock Units		Restricted Stock Units
	Outstanding Performance Stock Units	Weighted Average Grant Date Fair Value	Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, September 30, 2024	213,776	$155.63	1,312,328	$158.22
Units granted	120,235	248.47	1,167,667	255.09
Units vested	(117,333)	174.32	(1,058,085)	174.19
Units cancelled	(32,955)	170.83	(224,382)	181.40
Balance, September 30, 2025	183,723	$220.40	1,197,528	$234.22
A majority of the restricted stock units the Company grants to its employees vest quarterly over a two-year period. The performance stock units, restricted stock units and stock options under all plans that were granted during fiscal years 2025, 2024 and 2023 had a per-share weighted average fair value of $251.46, $155.99 and $144.78, respectively. The fair value of performance stock units and restricted stock units vested during fiscal years 2025, 2024 and 2023 was $322.7 million, $228.1 million and $195.9 million, respectively. In determining the fair value of the portion of the performance awards based on Total Shareholder Return, the Company uses a Monte Carlo simulation model that employs the following key assumptions:

Performance Awards based on Total Shareholder Return Years Ended September 30,
	2025	2024	2023
Volatility	24.06% - 30.78%	22.60% - 32.35%	31.74% - 40.59%
Expected term (in years)	0.91 - 2.91	0.91 - 2.91	0.91 - 2.91
Dividend yield	—	—	—
Risk-free interest rate	4.14% - 4.26%	4.72% - 5.32%	4.44% - 4.66%
Grant-date fair value per share	$339.61 - $346.95	$192.58 - $210.37	$157.36 - $194.41
The expected volatility is based on the historical volatility of our common stock and the common stock of the other members of the S&P 500 Index. The expected term is based on each tranche's performance period from the grant date. The expected dividend yield is based on expectations about the Company’s anticipated dividend policy. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with maturities that approximate the expected term.
As of September 30, 2025, the following annual equity grants for executive officers or a portion thereof are outstanding:

Grant Date	RSUs Granted	Vesting Schedule	Vesting Period	Date Fully Vested
November 1, 2024	165,912	Quarterly, Annually	3 years	November 1, 2027
November 1, 2023	206,560	Quarterly, Annually	3 years	November 1, 2026
November 1, 2022	240,808	Quarterly, Annually	3 years	November 1, 2025
A summary of stock option activity under all of the Company’s plans is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
Balance, September 30, 2024	54,090	$39.36
Options granted	—	—
Options exercised	(25,818)	37.28
Options cancelled	(792)	26.52
Balance, September 30, 2025	27,480	$41.69
There were no stock options granted in fiscal years 2025 and 2024. All stock options granted in fiscal year 2023 were replacement awards of those assumed as part of business acquisitions.

The total intrinsic value of options exercised during fiscal 2025, 2024 and 2023 was $5.9 million, $7.5 million and $6.9 million, respectively.
A summary of options outstanding that are exercisable and that have vested and are expected to vest as of September 30, 2025 is as follows:

	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value(1)
				(In thousands)
Stock options outstanding	27,480	3.50	$41.69	$7,736
Exercisable	27,480	3.50	$41.69	$7,736
Vested and expected to vest	27,480	3.50	$41.69	$7,736
(1)Aggregate intrinsic value represents the difference between the fair value of the Company’s common stock underlying these options at September 30, 2025 and the related exercise prices.
As of September 30, 2025, equity based awards (including stock options and restricted stock units) are available for future issuance as follows:

Awards Available for Grant
Balance, September 30, 2024	3,952,900
Granted	(1,287,902)
Cancelled	262,653
Additional shares reserved (terminated), net	(5,316)
Balance, September 30, 2025	2,922,335
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended September 30,
	2025	2024	2023
Numerator
Net income	$692,380	$566,778	$394,948
Denominator
Weighted average shares outstanding — basic	57,904	58,720	59,909
Dilutive effect of common shares from stock options and restricted stock units	780	639	361
Weighted average shares outstanding — diluted	58,684	59,359	60,270
Basic net income per share	$11.96	$9.65	$6.59
Diluted net income per share	$11.80	$9.55	$6.55
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were not material for the years ended September 30, 2025, 2024 and 2023.

12. Commitments and Contingencies
Purchase Obligations
In October 2022, the Company entered into an unconditional purchase commitment with one of its suppliers for the delivery of systems components. Under the terms of the agreement, the Company is obligated to purchase $10 million of component inventory annually, with a total committed amount of $40 million over a four-year term. As of September 30, 2025, the Company had no remaining purchase commitments under the third year of the agreement. The Company's total non-cancelable long-term purchase commitments outstanding as of September 30, 2025 was $10.0 million.
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
Cyber Incident
On October 15, 2025, we disclosed a security incident in which a threat actor maintained long-term, persistent access to F5 systems, and certain files were exfiltrated, referred to as the "Cyber Incident." In connection with the Cyber Incident, some customers and third parties may assert claims against the Company and or officers and directors of the Company. The Company has also received a small number of inquiries from governmental authorities. The Company is cooperating and providing information in connection with these inquiries.
The Company may incur significant legal and professional services and other expenses associated with the incident in future periods. These expenses will be recognized as incurred. Certain costs may be recoverable under the Company’s insurance policies. Any amounts recoverable under such policies will be reflected in future periods in which recovery is considered probable. To date, such costs related to the incident are not material.
13. Restructuring Charges
In the fourth quarter of fiscal 2025 and the first quarters of fiscal 2025, 2024, and 2023, the Company initiated restructuring plans to match strategic and financial objectives and optimize resources for long term growth, including a reduction in force program. In the fourth quarter of fiscal 2025, the Company recorded a restructuring charge of $14.3 million. For the year ended September 30, 2025, cash paid for severance benefits costs and related employer payroll taxes was $5.5 million. Remaining accrued expenses for the fourth quarter of fiscal 2025 restructuring plan was $8.8 million as of September 30, 2025. In the first quarter of fiscal 2025, the Company recorded a restructuring charge of $11.3 million. Remaining accrued expenses for the first quarter of fiscal 2025 restructuring plan were not material as of September 30, 2025. In the first quarter of fiscal 2024, the Company recorded a restructuring charge of $9.8 million. Remaining accrued expenses for the first quarter of fiscal 2024 restructuring plan were not material as of September 30, 2025 and 2024. In the first quarter of fiscal 2023, the Company recorded a restructuring charge of $8.7 million. Remaining accrued expenses for the first quarter of fiscal 2023 restructuring plan were not material as of September 30, 2025, 2024 and 2023. The Company did not record any significant future charges related to the fourth quarter of fiscal 2025 and first quarters of fiscal 2025, 2024, and 2023 restructuring plans.
In the third quarter of fiscal 2023, the Company initiated a restructuring plan to better align strategic and financial objectives, optimize operations, and drive efficiencies for long-term growth and profitability, including a reduction in force affecting approximately 620 employees, or approximately 9% of the Company’s global workforce as of April 19, 2023. This included $53.2 million in severance benefits costs and related employer payroll taxes, and $3.5 million in charges related to the reduction of its leased facility space. The Company incurred $56.7 million in restructuring costs and did not record any significant subsequent charges related to the third quarter of fiscal 2023 restructuring plan. For the year ended September 30, 2023, cash paid for severance benefits costs and related employer payroll taxes was $49.7 million. Remaining accrued expenses for the third quarter of fiscal 2023 restructuring plan were not material as of September 30, 2025 and 2024. As of September 30, 2023, remaining accrued expenses for the third quarter of fiscal 2023 restructuring plan was $3.5 million. The Company did not record any significant subsequent charges related to the third quarter of fiscal 2023 restructuring plan.
Charges related to employee severance, benefits, and related costs; as well as charges related to the reduction of the Company’s leased facilities are reflected in the restructuring charges line item on the Company's consolidated income statements.
14. Employee Benefit Plans
The Company has a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their compensation. The Company may, at its discretion, match a portion of the employees’ eligible contributions. Contributions by the Company to the plan during the years ended September 30, 2025, 2024, and 2023 were approximately $10.8 million, $12.2 million and $13.7 million, respectively. Contributions made by the Company vest over four years.
The Company also contributes to other retirement plans covering eligible foreign employees within its international operations. The total expenses for these plans were not material in any period presented.

15. Segment Information
The Company's Chief Executive Officer, who is the chief operating decision maker ("CODM"), regularly assesses performance and decides how to allocate resources primarily based on consolidated net income reported in the Consolidated Income Statements. The CODM uses consolidated net income to assess performance and make operating decisions by monitoring consolidated net income actual results compared to forecasted results, as well as reviewing historical performance trends. The CODM also manages the Company’s operations by reviewing consolidated net revenues by products and services and consolidated expense information consistent with the financial statement line items reported in the Consolidated Income Statements. Significant expenses include cost of net revenues by products and services, sales and marketing expenses, research and development expenses, general and administrative expenses, restructuring charges, and provision for income taxes, all of which are presented in the Consolidated Income Statements. Other segment items primarily include interest income, interest expense, and foreign currency transactions gains and losses, which are presented in other income, net in the Consolidated Income Statements. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The accounting policies and description of products and services are those described in Note 1.
Revenues by Geographic Location and Other Information
The Company does business in three main geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa ("EMEA"); and the Asia Pacific region ("APAC"). The Company’s CODM reviews financial information presented on a consolidated basis accompanied by information about net product revenues and revenues by geographic region. The Company’s foreign offices conduct sales, marketing, research and development, and support activities. Revenues are attributed by geographic location based on the location of the end-user customer.
The following presents revenues by geographic region (in thousands):

	Years Ended September 30,
	2025	2024	2023
Americas:
United States	$1,631,180	$1,488,413	$1,487,416
Other	92,889	92,859	96,958
Total Americas	1,724,069	1,581,272	1,584,374
EMEA	827,168	755,934	741,598
APAC	536,835	478,914	487,197
	$3,088,072	$2,816,120	$2,813,169
The Company continues to offer its products through a range of consumption models, from physical systems to software solutions and managed services. The following presents net product revenues by systems and software (in thousands):

	Years Ended September 30,
	2025	2024	2023
Net product revenues
Systems revenue	$705,551	$537,318	$670,652
Software revenue	803,089	735,477	663,986
Total net product revenue	$1,508,640	$1,272,795	$1,334,638
The following distributor customers accounted for more than 10% of total net revenue:

	Years Ended September 30,
	2025	2024	2023
Customer A	15.8%	16.3%	15.6%
Customer B	17.5%	15.9%	15.0%

The following distributor customers accounted for more than 10% of total receivables:

	September 30,
	2025	2024
Customer A	11.1%	20.3%
Customer B	17.8%	14.8%
Customer C	10.9%	—
Customer D	11.4%	—
No end-user customers accounted for more than 10% of total net revenue or receivables. No other distributor customers accounted for more than 10% of total net revenue or receivables, other than those noted above.
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	September 30,
	2025	2024
Americas:
United States	$118,414	$112,420
Other	1,696	1,773
Total Americas	120,110	114,193
EMEA	20,985	21,970
APAC	15,852	14,780
	$156,947	$150,943
Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that required information is recorded, processed, summarized and reported within the required timeframe, as specified in the rules set forth by the Securities Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the results of this assessment and on those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2025.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
During the fourth fiscal quarter, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended September 30, 2025, no officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement".

PART III
Item 10.Directors, Executive Officers and Corporate Governance
Certain information required by this item regarding the Company’s directors and executive officers is incorporated herein by reference to the sections entitled: "Board of Directors — Nominees and Continuing Directors" and "— Director Nomination;" and "Corporate Governance — Governance — Committees of the Board — Audit Committee," "— Insider and Derivatives Trading and Hedging Policies and Arrangements" and "— Code of Ethics for Senior Financial Officers" in the Company’s definitive Proxy Statement that is expected to be furnished to the SEC no later than January 28, 2026 (the "Proxy Statement"). Additional information regarding the Company’s executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the caption "Business — Executive Officers of the Registrant."
Item 11.Executive Compensation
The information required by this item is incorporated by reference to the sections entitled "Executive Compensation" and "Corporate Governance — Governance — Committees of the Board — Talent and Compensation Committee" and "— Compensation Committee Interlocks and Insider Participation" and "Executive Compensation — Compensation Committee Report" in the Proxy Statement.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the sections entitled "Board of Directors — Director Independence" and "Corporate Governance — Related Person Transactions Policy and Procedures" and "— Certain Relationships and Related Person Transactions" in the Proxy Statement.
Item 14.Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the section entitled "Audit Committee Report and Auditor Information — Fees Paid to PricewaterhouseCoopers LLP," "— Audit Committee Pre-Approval Procedures" and "— Annual Independence Determination" in the Proxy Statement.

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

10.2		—	Office Lease Agreement between the Registrant and Fifth & Columbia Investors, LLC dated May 3, 2017(5)
10.3		—	Form of Indemnification Agreement between the Registrant and each of its directors and certain of its officers(6) §
10.4		—	F5, Inc. Employee Stock Purchase Plan, as amended and restated(7) §
10.5		—	Form of Change of Control Agreement between the Registrant and the executive officers(8) §
10.6		—	F5, Inc. Incentive Plan, as amended and restated(7) §
10.7		—	Nginx, Inc. 2011 Share Plan(9) §
10.8		—	Nginx, Inc. Acquisition Equity Incentive Plan(9) §
10.9		—	Nginx, Inc. Acquisition Equity Incentive Plan Award Agreement(10) §
10.10		—	F5 Networks, Inc. Assumed Shape 2011 Stock Plan(11) §
10.11		—	F5 Networks, Inc. Shape Acquisition Equity Incentive Plan(11) §
10.12		—	Form of 2014 Incentive Plan Award Agreement (Accelerated Vesting) as revised November 2019(12) §
10.13		—	F5 Networks, Inc. Assumed Volterra, Inc. Amended and Restated 2017 Stock Plan(13) §
10.14		—	F5 Networks, Inc. Volterra Acquisition Equity Incentive Plan(13) §
10.15		—	F5 Networks, Inc. Assumed Volterra, Inc. 2019 Restricted Stock Unit Sub-Plan France (sub-plan to the F5 Networks, Inc. Assumed Volterra, Inc. Amended and Restated 2017 Stock Plan)(13) §
10.16		—	F5 Networks, Inc. Threat Stack Acquisition Equity Incentive Plan(14) §
10.17		—	Offer Letter from the Registrant to François Locoh-Donou(15) §
10.18		—	F5, Inc. Assumed Lilac Cloud 2018 Equity Incentive Plan(16) §
10.19		—	F5, Inc. Lilac Acquisition Equity Incentive Plan(16) §
19.1	*	—	F5, Inc. Insider Trading Policy
21.1	*	—	Subsidiaries of the Registrant
23.1	*	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1		—	F5, Inc. Incentive Compensation Recovery Policy(17) §
101.INS	*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
(13)Incorporated by reference from Registration Statement on Form S-8 File No. 333-252616.
(14)Incorporated by reference from Registration Statement on Form S-8 File No. 333-260656.
(15)Incorporated by reference from Current Report on Form 8-K dated January 27, 2017 and filed with the SEC on January 30, 2017.
(16)Incorporated by reference from Registration Statement on Form S-8 File No. 333-269532.
(17)Incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2024.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F5, INC.

By:	/s/ FRANÇOIS LOCOH-DONOU
François Locoh-Donou
Chief Executive Officer and President
Dated: November 25, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/S/ FRANÇOIS LOCOH-DONOU	Chief Executive Officer, President, and Director (principal executive officer)	November 25, 2025
François Locoh-Donou

By:	/S/ EDWARD C. WERNER	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)	November 25, 2025
Edward C. Werner

By:	/S/ ALAN HIGGINSON	Director	November 25, 2025
Alan Higginson

By:	/S/ ELIZABETH L. BUSE	Director	November 25, 2025
Elizabeth L. Buse

By:	/S/ MICHAEL DREYER	Director	November 25, 2025
Michael Dreyer

By:	/S/ NIKHIL MEHTA	Director	November 25, 2025
Nikhil Mehta

By:	/S/ MARIANNE BUDNIK	Director	November 25, 2025
Marianne Budnik

By:	/S/ MICHEL COMBES	Director	November 25, 2025
Michel Combes

By:	/S/ TAMI ERWIN	Director	November 25, 2025
Tami Erwin

By:	/S/ JULIE GONZALEZ	Director	November 25, 2025
Julie Gonzalez

By:	/S/ MAYA MCREYNOLDS	Director	November 25, 2025
Maya McReynolds