Form 10-Q
period 2025-12-31
F5, INC.
filed 2026-02-05
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of January 30, 2026 was 56,519,273.

F5, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2025

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
F5, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31, 2025	September 30, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,199,734	$1,344,273
Accounts receivable, net of allowances of $2,882 and $2,877	493,627	414,433
Inventories	79,895	77,229
Other current assets	742,163	682,766
Total current assets	2,515,419	2,518,701
Property and equipment, net	157,100	156,947
Operating lease right-of-use assets	191,350	185,601
Long-term investments	17,965	15,693
Deferred tax assets	456,184	446,388
Goodwill	2,443,882	2,443,882
Other assets, net	509,782	552,280
Total assets	$6,291,682	$6,319,492
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$60,659	$83,972
Accrued liabilities	305,188	315,383
Deferred revenue	1,253,071	1,213,226
Total current liabilities	1,618,918	1,612,581
Deferred tax liabilities	1,911	1,921
Deferred revenue, long-term	808,590	786,011
Operating lease liabilities, long-term	234,862	230,749
Other long-term liabilities	89,137	96,231
Total long-term liabilities	1,134,500	1,114,912
Commitments and contingencies (Note 8)
Shareholders' equity
Preferred stock, no par value; 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 56,887 and 57,684 shares issued and outstanding	5,870	42,023
Accumulated other comprehensive loss	(18,195)	(18,324)
Retained earnings	3,550,589	3,568,300
Total shareholders' equity	3,538,264	3,591,999
Total liabilities and shareholders' equity	$6,291,682	$6,319,492
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share amounts)

	Three Months Ended December 31,
	2025	2024
Net revenues
Products	$410,283	$368,497
Services	412,182	397,992
Total	822,465	766,489
Cost of net revenues
Products	92,271	82,836
Services	59,514	57,674
Total	151,785	140,510
Gross profit	670,680	625,979
Operating expenses
Sales and marketing	224,777	206,035
Research and development	141,161	130,518
General and administrative	90,598	73,023
Restructuring charges	(43)	11,321
Total	456,493	420,897
Income from operations	214,187	205,082
Other income, net	8,735	3,962
Income before income taxes	222,922	209,044
Provision for income taxes	42,868	42,599
Net income	$180,054	$166,445
Net income per share — basic	$3.12	$2.85
Weighted average shares — basic	57,650	58,305
Net income per share — diluted	$3.10	$2.82
Weighted average shares — diluted	58,164	59,058
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended December 31,
	2025	2024
Net income	$180,054	$166,445
Other comprehensive income (loss):
Foreign currency translation adjustment	129	(3,287)
Total other comprehensive income (loss)	129	(3,287)
Comprehensive income	$180,183	$163,158
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount

	Three Months Ended December 31, 2024
Balances, September 30, 2024	58,094	$5,889	$(20,912)	$3,144,401	$3,129,378
Exercise of employee stock options	13	523	—	—	523
Issuance of stock under employee stock purchase plan	164	23,172	—	—	23,172
Issuance of restricted stock	408	—	—	—	—
Repurchase of common stock, including excise taxes	(490)	(64,663)	—	(60,357)	(125,020)
Taxes paid related to net share settlement of equity awards	(57)	(13,368)	—	—	(13,368)
Stock-based compensation	—	57,908	—	—	57,908
Net income	—	—	—	166,445	166,445
Other comprehensive loss	—	—	(3,287)	—	(3,287)
Balances, December 31, 2024	58,132	$9,461	$(24,199)	$3,250,489	$3,235,751

	Three Months Ended December 31, 2025
Balances, September 30, 2025	57,684	$42,023	$(18,324)	$3,568,300	$3,591,999
Exercise of employee stock options	1	22	—	—	22
Issuance of stock under employee stock purchase plan	106	22,822	—	—	22,822
Issuance of restricted stock	357	—	—	—	—
Repurchase of common stock, including excise taxes	(1,203)	(104,232)	—	(197,765)	(301,997)
Taxes paid related to net share settlement of equity awards	(58)	(14,770)	—	—	(14,770)
Stock-based compensation	—	60,005	—	—	60,005
Net income	—	—	—	180,054	180,054
Other comprehensive income	—	—	129	—	129
Balances, December 31, 2025	56,887	$5,870	$(18,195)	$3,550,589	$3,538,264
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended December 31,
	2025	2024
Operating activities
Net income	$180,054	$166,445
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	60,005	57,908
Depreciation and amortization	24,611	22,666
Non-cash operating lease costs	7,520	7,943
Deferred income taxes	(9,593)	(11,944)
Other	(1,118)	1,623
Changes in operating assets and liabilities:
Accounts receivable	(79,409)	(98,188)
Inventories	(2,666)	3,139
Other current assets	(58,606)	(57,069)
Other assets	28,641	(34,544)
Accounts payable and accrued liabilities	(44,691)	6,554
Deferred revenue	62,424	148,300
Lease liabilities	(7,961)	(10,051)
Net cash provided by operating activities	159,211	202,782
Investing activities
Purchases of investments	(2,180)	(1,900)
Sales of investments	1,343	—
Purchases of property and equipment	(9,720)	(8,073)
Net cash used in investing activities	(10,557)	(9,973)
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	22,844	23,695
Payments for repurchase of common stock, including excise taxes	(301,095)	(125,010)
Taxes paid related to net share settlement of equity awards	(14,770)	(13,368)
Net cash used in financing activities	(293,021)	(114,683)
Net (decrease) increase in cash, cash equivalents and restricted cash	(144,367)	78,126
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(131)	(3,568)
Cash, cash equivalents and restricted cash, beginning of period	1,346,368	1,078,340
Cash, cash equivalents and restricted cash, end of period	$1,201,870	$1,152,898
Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$10,359	$10,851
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$13,857	$35,084
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
Basis of Presentation
The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
There have been no changes to the Company's significant accounting policies as of and for the three months ended December 31, 2025.
New Accounting Pronouncements
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). This ASU simplifies the capitalization guidance by removing all references to software development project stages. The revised guidance is neutral to different software development methods. The amendments in this ASU are effective for annual and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

2. Revenue from Contracts with Customers
Capitalized Contract Acquisition Costs
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the three months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended December 31,
	2025	2024
Balance, beginning of period	$76,552	$66,258
Additional capitalized contract acquisition costs	12,384	13,223
Amortization of capitalized contract acquisition costs	(10,311)	(9,134)
Balance, end of period	$78,625	$70,347
Amortization of capitalized contract acquisition costs was $10.3 million and $9.1 million for the three months ended December 31, 2025 and 2024, respectively, and is recorded in sales and marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.
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
The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the three months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended December 31,
	2025	2024
Balance, beginning of period	$1,999,237	$1,797,959
Amounts added but not recognized as revenues	493,789	556,919
Revenues recognized related to the opening balance of deferred revenue	(431,365)	(408,618)
Balance, end of period	$2,061,661	$1,946,260
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. The composition of unsatisfied performance obligations consists mainly of deferred service revenue, and to a lesser extent, deferred product revenue, for which the Company has an obligation to perform, and has not yet recognized as revenue in the consolidated financial statements. As of December 31, 2025, the total non-cancelable remaining performance obligations under the Company's contracts with customers was $2.1 billion and the Company expects to recognize revenues on 60.8% of these remaining performance obligations over the next 12 months, 23.9% in year two, and the remaining balance thereafter.
See Note 12, Segment Information, for disaggregated revenue by significant customer and geographic region, as well as disaggregated product revenue by systems and software.

3. Fair Value Measurements
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company's financial assets measured at fair value on a recurring basis at December 31, 2025 and September 30, 2025, were as follows (in thousands):

			Gross Unrealized			Classification on Balance Sheet
December 31, 2025	Fair Value Level	Cost or Amortized Cost	Gains	Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Changes in fair value recorded in other comprehensive income (loss):
Money market funds	Level 1	$308,951	$—	$—	$308,951	$308,951	$—	$—
Total cash equivalents		$308,951	$—	$—	$308,951	$308,951	$—	$—
Changes in fair value recorded in other net income (expense):
Equity investments	*				$17,965	$—	$—	$17,965
Total equity investments					17,965	—	—	17,965
Total					$326,916	$308,951	$—	$17,965
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
* Equity investments presented in the table above include investments without readily determinable fair values that are measured at fair value using NAV as a practical expedient, or are measured at cost with adjustments for observable changes in price or impairments. The equity investments are not classified within the fair value hierarchy.
The Company uses the fair value hierarchy for financial assets and liabilities. The carrying amounts of other current financial assets and other current financial liabilities approximate fair value due to their short-term nature.
Interest income from cash, cash equivalents, and investments was $8.9 million and $10.3 million for the three months ended December 31, 2025 and 2024, respectively. Interest income is included in other income (expense), net on the Company's consolidated income statements. There were no unrealized losses on investments held for a period greater than 12 months at December 31, 2025 and September 30, 2025.
The Company determined that as of December 31, 2025, there were no credit losses on any investments within its portfolio.

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
The Company did not recognize any impairment charges related to non-financial long-lived assets for the three months ended December 31, 2025 and 2024.
4. Business Combinations
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

5. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows for the periods presented (in thousands):

	December 31, 2025	September 30, 2025
Cash and cash equivalents	$1,199,734	$1,344,273
Restricted cash included in other assets, net	2,136	2,095
Total cash, cash equivalents and restricted cash	$1,201,870	$1,346,368
Inventories
Inventories consist of the following (in thousands):

	December 31, 2025	September 30, 2025
Finished goods	$35,302	$26,933
Raw materials	44,593	50,296
	$79,895	$77,229
Other Current Assets
Other current assets consist of the following (in thousands):

	December 31, 2025	September 30, 2025
Unbilled receivables	$512,595	$498,288
Prepaid expenses	145,388	86,346
Capitalized contract acquisition costs	38,087	37,023
Other	46,093	61,109
	$742,163	$682,766
Other Assets
Other assets, net consist of the following (in thousands):

	December 31, 2025	September 30, 2025
Intangible assets	$84,206	$96,266
Unbilled receivables	303,892	340,153
Capitalized contract acquisition costs	40,538	39,529
Other	81,146	76,332
	$509,782	$552,280
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31, 2025	September 30, 2025
Payroll and benefits	$167,096	$189,337
Operating lease liabilities, current	32,856	31,042
Income and other tax accruals	60,979	44,051
Other	44,257	50,953
	$305,188	$315,383

Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	December 31, 2025	September 30, 2025
Income taxes payable	$77,925	$85,278
Other	11,212	10,953
	$89,137	$96,231
6. Debt Facilities
Revolving Credit Agreement
On January 31, 2020, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") that provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million (the "Revolving Credit Facility"). The Company has the option to increase commitments under the Revolving Credit Facility from time to time, subject to certain conditions, by up to $150.0 million. Historically, borrowings under the Revolving Credit Facility bore interest at a rate equal to, at the Company's option, (a) LIBOR, adjusted for customary statutory reserves, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. On May 26, 2023, the Company amended the Revolving Credit Agreement as a result of the cessation of the LIBOR borrowing reference rate. The amendment modified and directly replaced the LIBOR borrowing reference rate within the Revolving Credit Agreement to the Secured Overnight Financing Rate ("SOFR"). After the amendment, borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, (a) SOFR plus 0.10%, plus an applicable margin of 1.125% to 1.75% depending on the Company's leverage ratio, or (b) an alternate base rate determined in accordance with the Revolving Credit Agreement, plus an applicable margin of 0.125% to 0.750% depending on the Company's leverage ratio. The Revolving Credit Agreement also requires payment of a commitment fee calculated at a rate per annum of 0.125% to 0.300% depending on the Company's leverage ratio on the undrawn portion of the Revolving Credit Facility. Commitment fees incurred during the three months ended December 31, 2024 were not material.
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
The components of the Company's operating lease expenses for the three months ended December 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended December 31,
	2025	2024
Operating lease expense	$9,701	$10,007
Short-term lease expense	839	819
Variable lease expense	5,945	5,592
Total lease expense	$16,485	$16,418
Variable lease expense primarily consists of common area maintenance, real estate taxes and parking expenses.

Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

	December 31, 2025	September 30, 2025
Operating lease right-of-use assets, net	$191,350	$185,601

Operating lease liabilities, current[1]	32,856	31,042
Operating lease liabilities, long-term	234,862	230,749
Total operating lease liabilities	$267,718	$261,791

Weighted average remaining lease term (in years)	7.8	7.7
Weighted average discount rate	3.33%	3.24%
(1)Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheets.
As of December 31, 2025, the future operating lease payments for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2026 (remainder)	$29,848
2027	43,025
2028	38,826
2029	35,321
2030	34,777
2031	34,142
Thereafter	92,259
Total lease payments	308,198
Less: imputed interest	(40,480)
Total lease liabilities	$267,718
Operating lease liabilities above do not include sublease income. As of December 31, 2025, the Company expects to receive sublease income of approximately $6.7 million, which consists of $1.5 million to be received for the remainder of fiscal 2026 and $5.2 million to be received over the seven fiscal years thereafter.
As of December 31, 2025, the Company had no significant operating leases that were executed but not yet commenced.
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
The Company offers warranties of one year for its systems product offerings. Additional warranty coverage can be purchased by customers through service maintenance agreements in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of December 31, 2025 and September 30, 2025 were not material.

Commitments
In October 2022, the Company entered into an unconditional purchase commitment with one of its suppliers for the delivery of systems components. Under the terms of the agreement, the Company is obligated to purchase $10.0 million of component inventory annually, with a total committed amount of $40.0 million over a four-year term. As of December 31, 2025, the Company had no remaining purchase commitments under the fourth year of the agreement. The Company did not have any non-cancelable long-term purchase commitments outstanding as of December 31, 2025.
The Company leases its facilities under operating leases that expire at various dates through 2041. There have been no material changes in the Company's lease obligations compared to those discussed in Note 7 to its annual consolidated financial statements.
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
Smith v. F5, Inc., et al.
On December 19, 2025, Matthew Smith filed a putative class action complaint against F5, Inc., and certain of its executives in the United States District Court for the Western District of Washington, purportedly on behalf of individuals who purchased or otherwise acquired the Company's common stock between October 28, 2024 and October 27, 2025. The complaint alleges that the Company and certain of its officers made false or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act of 1934 regarding the Company’s cybersecurity capabilities. The complaint requests monetary damages, including interest, reasonable attorney fees, expert fees and other costs. The action is in its early stages. The Company intends to vigorously defend this claim.
In addition to the above matters, the Company is subject to a variety of legal proceedings, claims, investigations, and litigation arising in the ordinary course of business, including intellectual property litigation. Management believes that the Company has meritorious defenses to the allegations made in its pending cases and intends to vigorously defend these claims and lawsuits; however, the Company is unable to currently determine if an unfavorable outcome is probable or estimate any potential amount or range of possible loss of these or similar matters. There are many uncertainties associated with any litigation and these actions or other third-party claims against the Company may cause it to incur costly litigation and/or substantial settlement charges that could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.
The Company records an accrual for loss contingencies for legal proceedings when it believes that an unfavorable outcome is both (a) probable and (b) the amount or range of any possible loss is reasonably estimable. The Company has not recorded any accrual for loss contingencies associated with such legal proceedings or the investigations discussed above.
Cyber Incident
On October 15, 2025, the Company disclosed a security incident in which a threat actor maintained long-term, persistent access to F5 systems, and certain files were exfiltrated, referred to as the "Cyber Incident." In connection with the Cyber Incident, some customers and third parties may assert claims against the Company and/or officers and directors of the Company. The Company has also received a small number of inquiries from governmental authorities. The Company is cooperating and providing information in connection with these inquiries.
The Company may incur significant legal and professional services and other expenses associated with the incident in future periods. These expenses will be recognized as incurred. Certain costs may be recoverable under the Company’s insurance policies. Any amounts recoverable under such policies will be reflected in future periods in which recovery is considered probable. The Company incurred $17.5 million of costs in response to the Cyber Incident for the three months ended December 31, 2025.
9. Income Taxes
The Company's tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items in the related period.
The effective tax rate was 19.2% and 20.4% for the three months ended December 31, 2025 and 2024, respectively. The decrease in the effective tax rate for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024 is primarily due to change in unrecognized tax benefits.
At December 31, 2025, the Company had $80.9 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2018, as well as fiscal years 2020 and 2021. Major jurisdictions where there are wholly owned subsidiaries of F5, Inc. which require income tax filings include the United Kingdom, Singapore, Israel, and India. The earliest periods open for review by local taxing authorities are fiscal years 2024 for the United Kingdom, 2024 for Singapore, 2020 for Israel, and 2019 for India. The Company is currently under audit by the Internal Revenue Service for fiscal year 2019, by various states for fiscal years 2018 through 2022, and by various foreign jurisdictions including India for fiscal years 2019 to 2024, Israel for fiscal years 2020 to 2023, and Saudi Arabia for fiscal years 2015 to 2021.
On July 4, 2025, the One Big Beautiful Bill Act was enacted into law. Applicable changes resulting from this legislation are not material for the current period and have been reflected in the Company’s consolidated financial statements.
10. Shareholders' Equity
Common Stock Repurchase
On October 25, 2024, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This authorization was incremental to the existing $6.4 billion program, initially approved in October 2010 and expanded in subsequent fiscal years. Acquisitions for the share repurchase programs will be made from time to time in private transactions, accelerated share repurchase programs, or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time.

The following table summarizes the Company's repurchases and retirements of its common stock under its Stock Repurchase Program (in thousands, except per share data):

	Three Months Ended December 31,
	2025	2024
Shares repurchased	1,203	490
Average price per share	$249.33	$255.31
Amount repurchased	$300,024	$125,010
As of December 31, 2025, the Company had $622.4 million remaining authorized to purchase shares under its share repurchase program.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended December 31,
	2025	2024
Numerator
Net income	$180,054	$166,445
Denominator
Weighted average shares outstanding — basic	57,650	58,305
Dilutive effect of common shares from stock options and restricted stock units	514	753
Weighted average shares outstanding — diluted	58,164	59,058
Basic net income per share	$3.12	$2.85
Diluted net income per share	$3.10	$2.82
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were not material for the three months ended December 31, 2025 and 2024.
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

Revenues by Geographic Location and Other Information
The Company does business in three main geographic regions: the Americas (primarily the United States); Europe, the Middle East, and Africa ("EMEA"); and the Asia Pacific region ("APAC"). The Company's CODM reviews financial information presented on a consolidated basis accompanied by information about net product revenues and revenues by geographic region. The Company’s foreign offices conduct sales, marketing, research and development, and support activities. Revenues are attributed by geographic location based on the location of the end-user customer.
The following presents revenues by geographic region (in thousands):

	Three Months Ended December 31,
	2025	2024
Americas:
United States	$413,196	$407,388
Other	26,592	24,585
Total Americas	439,788	431,973
EMEA	253,709	204,387
APAC	128,968	130,129
	$822,465	$766,489
The Company continues to offer its products through a range of consumption models, from physical systems to software solutions and managed services. The following presents net product revenues by systems and software (in thousands):

	Three Months Ended December 31,
	2025	2024
Net product revenues
Systems revenue	$218,356	$159,708
Software revenue	191,927	208,789
Total net product revenue	$410,283	$368,497
The following distributor customers accounted for more than 10% of total net revenue:

	Three Months Ended December 31,
	2025	2024
Customer A	19.2%	16.2%
Customer B	15.5%	16.8%
No end-user customers accounted for more than 10% of total net revenue. No other distributor customers accounted for more than 10% of total net revenue, other than those noted above.
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	December 31, 2025	September 30, 2025
Americas:
United States	$119,613	$118,414
Other	1,799	1,696
Total Americas	121,412	120,110
EMEA	20,685	20,985
APAC	15,003	15,852
	$157,100	$156,947

13. Restructuring Charges
In the first and fourth quarters of fiscal 2025, the Company initiated restructuring plans to match strategic and financial objectives and optimize resources for long term growth, including reduction in force programs. In the first quarter of fiscal 2025, the Company recorded a restructuring charge of $11.3 million. The Company did not record any significant subsequent charges related to the first quarter of fiscal 2025 restructuring plan. In the fourth quarter of fiscal 2025, the Company recorded a restructuring charge of $14.3 million. The Company did not record any significant subsequent charges related to the fourth quarter of fiscal 2025 restructuring plan.
During the three months ended December 31, 2025 and 2024, the following activity was recorded (in thousands):

	Three Months Ended December 31,
	2025	2024
Employee Severance, Benefits and Related Costs
Accrued expenses, beginning of period	$8,846	$—
Restructuring charges[1]	(43)	11,321
Cash payments	(8,175)	(9,208)
Accrued expenses, end of period	$628	$2,113
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
Overview
F5 is a global leader in application delivery and security solutions which enables its customers to deploy, operate, secure, optimize, and govern every application and API across on-premises architectures, in the cloud, and at the network edge. Our cloud, software, and hardware solutions enable our customers to deliver fast, available, and secure digital experiences to their customers at scale. Our enterprise-grade application services are available as hardware, software, and SaaS solutions optimized for hybrid, multicloud environments, with modules that can run independently, or as part of an integrated solution on our high-performance appliances. We market and sell our products primarily through multiple indirect sales channels in our Americas; Europe, the Middle East, and Africa ("EMEA"); and Asia Pacific ("APAC") regions. Enterprise customers (Fortune 1000 or Business Week Global 1000 companies) in the technology, financial services, transportation, education, manufacturing, and health care industries, along with government customers, and service providers continue to make up the largest percentage of our customer base.
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
•Cost of revenues and gross margins. We strive to control our cost of revenues and thereby maintain our gross margins. Significant items impacting cost of revenues are hardware costs paid to our contract manufacturers, personnel costs, including the salaries, stock-based compensation and related benefits of our personnel, technology costs, including third-party cloud hosting and related services, depreciation of cloud infrastructure costs, software licenses expenses, and amortization expense in connection with developed technology from acquisitions. In addition, factors such as sales price, product and services mix, inventory obsolescence, returns, component price increases, warranty costs, and global supply chain constraints could significantly impact our gross margins.
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
•Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The decrease in cash and investments for the first three months of fiscal year 2026 was primarily due to cash used to repurchase outstanding common stock under our stock repurchase program, including excise taxes, of $301.1 million, partially offset by cash provided by operating activities of $159.2 million. Going forward, we believe the primary driver of cash flows will continue to be net income from operations. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.
•Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances and days sales outstanding as important indicators of our financial health. Deferred revenues continued to increase in the first quarter of fiscal year 2026 primarily due to an increase in initial and renewal maintenance contracts related to strong systems shipments and our existing product installation base, respectively. Our days sales outstanding for the first quarter of fiscal year 2026 was 54. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
Cyber Incident
On October 15, 2025, we disclosed a security incident in which a threat actor maintained long-term, persistent access to F5 systems, and exfiltrated certain files, referred to as the "Cyber Incident." For further information about the Cyber Incident, see "Risk Factors" included in Item 1A of Part I and "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cyber Incident" included in Item 7 of Part II of the Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
Critical Accounting Estimates
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
There were no material changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K for the fiscal year ended September 30, 2025.
Recent Accounting Pronouncements
The anticipated impact of recent accounting pronouncements is discussed in Note 1 to the accompanying Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Impact of Macroeconomic Conditions
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on customer behavior. Uncertain economic conditions, including inflation, tariffs and other duties, risks related to global supply chain shortages that may impact sourcing of components used within our products, higher interest rates, slower growth, fluctuations in foreign exchange rates, and other changes in economic conditions, may adversely affect our results of operations and financial performance. For further discussion of the potential impacts of recent macroeconomic events on our business, financial condition, and operating results, see Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended December 31,
	2025	2024
	(in thousands, except percentages)
Net revenues
Products	$410,283	$368,497
Services	412,182	397,992
Total	$822,465	$766,489
Percentage of net revenues
Products	49.9%	48.1%
Services	50.1	51.9
Total	100.0%	100.0%
Net Product Revenues. Net product revenues increased $41.8 million, or 11.3% for the three months ended December 31, 2025, from the comparable period in the prior year. The increase in net product revenues was due to an increase in revenues associated with systems of $58.6 million, partially offset by a decrease in revenues associated with software of $16.9 million.
Net Service Revenues. Net service revenues increased $14.2 million, or 3.6% for the three months ended December 31, 2025, from the comparable period in the prior year. The increase in net service revenues was primarily the result of increased initial purchases and renewals of maintenance contracts driven by growth in product revenue.
The following presents net product revenues by systems and software (in thousands):

	Three Months Ended December 31,
	2025	2024
Net product revenues
Systems revenue	$218,356	$159,708
Software revenue	191,927	208,789
Total net product revenue	$410,283	$368,497
Percentage of net product revenues
Systems revenue	53.2%	43.3%
Software revenue	46.8	56.7
Total net product revenue	100.0%	100.0%
Total systems revenue increased 36.7% for the three months ended December 31, 2025, from the comparable period in the prior year. The increase in systems revenue was primarily due to increases in customer demand. Total software revenue decreased 8.1% for the three months ended December 31, 2025, from the comparable period in the prior year. The decrease in software revenue was primarily due to decreases in perpetual software sales.

The following distributor customers accounted for more than 10% of total net revenue:

	Three Months Ended December 31,
	2025	2024
Customer A	19.2%	16.2%
Customer B	15.5%	16.8%
The following distributor customers accounted for more than 10% of total receivables:

	December 31, 2025	September 30, 2025
Customer A	16.1%	11.1%
Customer B	10.6%	17.8%
Customer C	—	10.9%
Customer D	11.2%	11.4%
Customer E	10.2%	—
No end-user customers accounted for more than 10% of total net revenue or receivables. No other distributor customers accounted for more than 10% of total net revenue or receivables, other than those noted above.

	Three Months Ended December 31,
	2025	2024
	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$92,271	$82,836
Services	59,514	57,674
Total	151,785	140,510
Gross profit	$670,680	$625,979
Percentage of net revenues and gross margin (as a percentage of related net revenue)
Products	22.5%	22.5%
Services	14.4	14.5
Total	18.5	18.3
Gross margin	81.5%	81.7%
Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, personnel costs, including the salaries, stock-based compensation, and related benefits of our personnel, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, technology costs, including third-party cloud hosting and related services, depreciation of cloud infrastructure, software licenses expenses, facilities and depreciation expenses, and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased primarily due to systems revenue growth.
Cost of Net Service Revenues. Cost of net service revenues consist of personnel costs, including the salaries, stock-based compensation, and related benefits of our professional services personnel, travel, technology costs, including cloud hosting and software licenses expenses, facilities and depreciation expenses. Cost of net service revenues increased $1.8 million, or 3.2% for the three months ended December 31, 2025, from the comparable period in the prior year. The increase in cost of net service revenues was primarily due to an increase in personnel costs.

	Three Months Ended December 31,
	2025	2024
	(in thousands, except percentages)
Operating expenses
Sales and marketing	$224,777	$206,035
Research and development	141,161	130,518
General and administrative	90,598	73,023
Restructuring charges	(43)	11,321
Total	$456,493	$420,897
Operating expenses (as a percentage of net revenue)
Sales and marketing	27.3%	26.9%
Research and development	17.2	17.0
General and administrative	11.0	9.5
Restructuring charges	(0.0)	1.5
Total	55.5%	54.9%
Sales and Marketing. Sales and marketing expenses consist of personnel costs, including the salaries, commissions, stock-based compensation, and related benefits of our sales and marketing personnel, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, technology costs, including cloud hosting and software licenses expenses, facilities and depreciation expenses. Sales and marketing expense increased $18.7 million, or 9.1% for the three months ended December 31, 2025, from the comparable period in the prior year. The increase in sales and marketing expenses for the three months ended December 31, 2025 was primarily due to an increase of $13.8 million in personnel costs from the comparable period in prior year.
Research and Development. Research and development expenses consist of personnel costs, including the salaries, stock-based compensation, and related benefits of our product development personnel, prototype materials and other expenses related to the development of new and improved products, technology costs, including cloud hosting and software licenses expenses, facilities, depreciation and amortization expenses. Research and development expense increased $10.6 million, or 8.2% for the three months ended December 31, 2025, from the comparable period in the prior year. The increase in research and development expenses for the three months ended December 31, 2025 was primarily due to an increase of $5.6 million in professional services fees, driven by costs incurred in response to the Cyber Incident, from the comparable period in the prior year. In addition, technology costs to support the research and development organization increased $4.1 million for the three months ended December 31, 2025 from the comparable period in the prior year.
General and Administrative. General and administrative expenses consist of personnel costs, including the salaries, benefits and related costs of our executive, finance, information technology, human resource and legal personnel, third-party professional service fees, bad debt charges, costs associated with cyber and enterprise-wide security, technology costs, including cloud hosting and software licenses expenses, facilities and depreciation expenses. General and administrative expenses increased $17.6 million, or 24.1% for the three months ended December 31, 2025, from the comparable period in the prior year. The increase in general and administrative expenses for the three months ended December 31, 2025 was primarily due to an increase of $10.3 million in personnel costs and $9.3 million in costs incurred in response to the Cyber Incident from the comparable period in the prior year.
Restructuring Charges. In the first fiscal quarter of 2025, we completed a restructuring plan to align strategic and financial objectives and optimize resources for long term growth. As a result of our restructuring initiatives, we recorded charges of $11.3 million, net of adjustments, related to reductions in workforce that are reflected in our results for the three months ended December 31, 2024.

	Three Months Ended December 31,
	2025	2024
	(in thousands, except percentages)
Other income and income taxes
Income from operations	$214,187	$205,082
Other income, net	8,735	3,962
Income before income taxes	222,922	209,044
Provision for income taxes	42,868	42,599
Net income	$180,054	$166,445
Other income and income taxes (as percentage of net revenue)
Income from operations	26.0%	26.8%
Other income, net	1.1	0.5
Income before income taxes	27.1	27.3
Provision for income taxes	5.2	5.6
Net income	21.9%	21.7%
Other Income, Net. The change in other income, net for the three months ended December 31, 2025 compared to the same period in the prior year was primarily driven by interest income and expense, investment income, and foreign currency transaction gains and losses.
Provision for Income Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at December 31, 2025 and September 30, 2025 were $454.3 million and $444.5 million, respectively. The net deferred tax assets include valuation allowances of $34.3 million as of December 31, 2025 and September 30, 2025, which are primarily related to certain state and foreign net operating losses and tax credit carryforwards.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,217.7 million as of December 31, 2025, compared to $1,360.0 million as of September 30, 2025, representing a decrease of $142.3 million. The decrease was primarily due to cash used for the repurchase of common stock and the payment of related excise taxes of $301.1 million during the three months ended December 31, 2025, partially offset by cash provided by operating activities of $159.2 million.
Cash provided by operating activities for the first three months of fiscal year 2026 resulted from net income of $180.1 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation, impairment and amortization charges. Cash provided by operating activities for the first quarter of fiscal 2026 decreased from the comparable period in the prior year primarily due to an increase in payments made in excess of cash received from customers.
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the risks detailed in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. However, we anticipate our current cash, cash equivalents and investment balances and anticipated cash flows generated from operations will be sufficient to meet our liquidity needs.
Cash used in investing activities was $10.6 million for the three months ended December 31, 2025, compared to cash used in investing activities of $10.0 million for the same period in the prior year. Investing activities include purchases, sales and maturities of available-for-sale securities, business acquisitions and capital expenditures. The amount of cash used in investing activities for the three months ended December 31, 2025 was primarily the result of $9.7 million in capital expenditures related to maintaining our operations worldwide.
Cash used in financing activities was $293.0 million for the three months ended December 31, 2025, compared to cash used in financing activities of $114.7 million for the same period in the prior year. Our financing activities for the three months ended December 31, 2025 primarily consisted of $301.1 million of cash used to repurchase shares of common stock and the payment of related excise taxes. In addition, $14.8 million in cash was used for taxes related to net share settlement of equity awards. Cash used in financing activities was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $22.8 million.
Obligations and Commitments
As of December 31, 2025, our principal commitments consisted of obligations outstanding under operating leases and purchase obligations with one of our component suppliers.
We lease our facilities under operating leases that expire at various dates through 2041. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
In October 2022, we entered into an unconditional purchase commitment with one of our suppliers for the delivery of systems components. Under the terms of the agreement, we are obligated to purchase $10 million of component inventory annually, with a total committed amount of $40 million over a four-year term. As of December 31, 2025, we had no remaining purchase commitments under the fourth year of the agreement. We did not have any non-cancelable long-term purchase commitments outstanding as of December 31, 2025.
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
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three month period ended December 31, 2025, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2025.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1.Legal Proceedings
See Note 8 - Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.
Item 1A.Risk Factors
There have been no material changes to our risk factors from those described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, which was filed with the Securities and Exchange Commission on November 25, 2025.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
On October 25, 2024, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This authorization was incremental to the existing $6.4 billion program, initially approved in October 2010 and expanded in subsequent fiscal years. Acquisitions for the share repurchase programs will be made from time to time in private transactions, accelerated share repurchase programs, or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of December 31, 2025, the Company had $622.4 million remaining authorized to purchase shares under its share repurchase program.
Shares repurchased and retired for the three months ended December 31, 2025 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan[2]
October 1, 2025 — October 31, 2025	—	—	—	$922,421
November 1, 2025 — November 30, 2025	259,428	$241.02	201,093	$874,421
December 1, 2025 — December 31, 2025	1,002,127	$251.47	1,002,127	$622,421
(1)Includes 58,335 shares withheld from restricted stock units that vested in the first quarter of fiscal 2026 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of such awards do not deplete the dollar amount available for purchases under the repurchase program.

Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, certain of our officers and directors adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as follows:
On October 29, 2025, Kunal Anand, EVP, Chief Product Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that is designed to be in effect until February 28, 2027 with respect to the sale of 11,000 Company shares.
On October 29, 2025, Thomas Fountain, EVP, Chief Operating Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that is designed to be in effect until February 5, 2027 with respect to the sale of 32,087 Company shares.
On October 30, 2025, Angelique Okeke, EVP, General Counsel, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that is designed to be in effect until February 5, 2027 with respect to the sale of 5,309 Company shares.
On November 6, 2025, John Maddison, EVP, Chief Marketing Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that is designed to be in effect until August 31, 2026 with respect to the sale of 3,000 Company shares.
On December 3, 2025, François Locoh-Donou, President and Chief Executive Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that is designed to be in effect until January 29, 2027 with respect to the sale of 48,270 Company shares.
On December 3, 2025, Edward Werner, EVP, Chief Financial Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that is designed to be in effect until November 30, 2026 with respect to the sale of 9,348 Company shares.
On December 5, 2025, Chad Whalen, EVP, Chief Revenue Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that is designed to be in effect until January 31, 2027 with respect to the sale of 18,529 Company shares.
On December 11, 2025, Michael Montoya, EVP, Chief Technology Operations Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that is designed to be in effect until July 31, 2026 with respect to the sale of 5,207 Company shares.

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

*     Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of February, 2026.

F5, INC.

By:	/s/ EDWARD C. WERNER
Edward C. Werner
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)