Form 10-Q
period 2026-03-31
F5, INC.
filed 2026-05-05
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of April 30, 2026 was 56,419,247.

F5, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2026

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
F5, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2026	September 30, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,442,811	$1,344,273
Accounts receivable, net of allowances of $3,173 and $2,877	425,640	414,433
Inventories	90,297	77,229
Other current assets	743,754	682,766
Total current assets	2,702,502	2,518,701
Property and equipment, net	175,356	156,947
Operating lease right-of-use assets	184,461	185,601
Long-term investments	20,814	15,693
Deferred tax assets	467,457	446,388
Goodwill	2,443,605	2,443,882
Other assets, net	503,277	552,280
Total assets	$6,497,472	$6,319,492
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$79,521	$83,972
Accrued liabilities	329,068	315,383
Deferred revenue	1,268,570	1,213,226
Total current liabilities	1,677,159	1,612,581
Deferred tax liabilities	1,926	1,921
Deferred revenue, long-term	849,740	786,011
Operating lease liabilities, long-term	226,579	230,749
Other long-term liabilities	92,493	96,231
Total long-term liabilities	1,170,738	1,114,912
Commitments and contingencies (Note 8)
Shareholders' equity
Preferred stock, no par value; 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 56,753 and 57,684 shares issued and outstanding	52,585	42,023
Accumulated other comprehensive loss	(19,035)	(18,324)
Retained earnings	3,616,025	3,568,300
Total shareholders' equity	3,649,575	3,591,999
Total liabilities and shareholders' equity	$6,497,472	$6,319,492
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net revenues
Products	$410,515	$337,196	$820,798	$705,693
Services	401,185	393,927	813,367	791,919
Total	811,700	731,123	1,634,165	1,497,612
Cost of net revenues
Products	90,890	81,287	183,161	164,123
Services	60,010	59,672	119,524	117,346
Total	150,900	140,959	302,685	281,469
Gross profit	660,800	590,164	1,331,480	1,216,143
Operating expenses
Sales and marketing	239,411	218,061	464,188	424,096
Research and development	151,039	136,561	292,200	267,079
General and administrative	91,647	76,645	182,245	149,668
Restructuring charges	(315)	—	(358)	11,321
Total	481,782	431,267	938,275	852,164
Income from operations	179,018	158,897	393,205	363,979
Other income, net	10,199	12,303	18,934	16,265
Income before income taxes	189,217	171,200	412,139	380,244
Provision for income taxes	41,462	25,670	84,330	68,269
Net income	$147,755	$145,530	$327,809	$311,975
Net income per share — basic	$2.61	$2.51	$5.73	$5.37
Weighted average shares — basic	56,708	57,886	57,184	58,098
Net income per share — diluted	$2.58	$2.48	$5.68	$5.30
Weighted average shares — diluted	57,298	58,764	57,736	58,913
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net income	$147,755	$145,530	$327,809	$311,975
Other comprehensive (loss) income:
Foreign currency translation adjustment	(840)	1,889	(711)	(1,398)
Total other comprehensive (loss) income	(840)	1,889	(711)	(1,398)
Comprehensive income	$146,915	$147,419	$327,098	$310,577
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	Three Months Ended March 31, 2025
Balances, December 31, 2024	58,132	$9,461	$(24,199)	$3,250,489	$3,235,751
Exercise of employee stock options	6	176	—	—	176
Issuance of restricted stock	271	—	—	—	—
Repurchase of common stock, including excise taxes	(481)	(25,554)	—	(99,916)	(125,470)
Taxes paid related to net share settlement of equity awards	(9)	(2,715)	—	—	(2,715)
Stock-based compensation	—	58,884	—	—	58,884
Net income	—	—	—	145,530	145,530
Other comprehensive income	—	—	1,889	—	1,889
Balances, March 31, 2025	57,919	$40,252	$(22,310)	$3,296,103	$3,314,045

	Three Months Ended March 31, 2026
Balances, December 31, 2025	56,887	$5,870	$(18,195)	$3,550,589	$3,538,264
Exercise of employee stock options	5	96	—	—	96
Issuance of restricted stock	246	—	—	—	—
Repurchase of common stock, including excise taxes	(372)	(18,029)	—	(82,319)	(100,348)
Taxes paid related to net share settlement of equity awards	(13)	(3,348)	—	—	(3,348)
Stock-based compensation	—	67,996	—	—	67,996
Net income	—	—	—	147,755	147,755
Other comprehensive loss	—	—	(840)	—	(840)
Balances, March 31, 2026	56,753	$52,585	$(19,035)	$3,616,025	$3,649,575

	Six Months Ended March 31, 2025
Balances, September 30, 2024	58,094	$5,889	$(20,912)	$3,144,401	$3,129,378
Exercise of employee stock options	19	699	—	—	699
Issuance of stock under employee stock purchase plan	163	23,172	—	—	23,172
Issuance of restricted stock	680	—	—	—	—
Repurchase of common stock, including excise taxes	(971)	(90,217)	—	(160,273)	(250,490)
Taxes paid related to net share settlement of equity awards	(66)	(16,083)	—	—	(16,083)
Stock-based compensation	—	116,792	—	—	116,792
Net income	—	—	—	311,975	311,975
Other comprehensive loss	—	—	(1,398)	—	(1,398)
Balances, March 31, 2025	57,919	$40,252	$(22,310)	$3,296,103	$3,314,045

	Six Months Ended March 31, 2026
Balances, September 30, 2025	57,684	$42,023	$(18,324)	$3,568,300	$3,591,999
Exercise of employee stock options	7	118	—	—	118
Issuance of stock under employee stock purchase plan	106	22,822	—	—	22,822
Issuance of restricted stock	602	—	—	—	—
Repurchase of common stock, including excise taxes	(1,576)	(122,261)	—	(280,084)	(402,345)
Taxes paid related to net share settlement of equity awards	(70)	(18,118)	—	—	(18,118)
Stock-based compensation	—	128,001	—	—	128,001
Net income	—	—	—	327,809	327,809
Other comprehensive loss	—	—	(711)	—	(711)
Balances, March 31, 2026	56,753	$52,585	$(19,035)	$3,616,025	$3,649,575
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended March 31,
	2026	2025
Operating activities
Net income	$327,809	$311,975
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	128,001	116,792
Depreciation and amortization	49,185	45,137
Non-cash operating lease costs	14,959	15,792
Deferred income taxes	(20,582)	(39,212)
Other	(3,488)	3,746
Changes in operating assets and liabilities (excluding effects of the acquisition of businesses):
Accounts receivable	(11,751)	7,275
Inventories	(13,068)	8,498
Other current assets	(59,744)	(53,457)
Other assets	21,379	(28,434)
Accounts payable and accrued liabilities	(10,142)	(33,844)
Deferred revenue	119,073	124,640
Lease liabilities	(16,503)	(19,529)
Net cash provided by operating activities	525,128	459,379
Investing activities
Purchases of investments	(2,910)	(1,900)
Maturities of investments	402	—
Sales of investments	1,343	—
Acquisition of businesses, net of cash acquired	—	(10,100)
Purchases of property and equipment	(28,066)	(18,576)
Net cash used in investing activities	(29,231)	(30,576)
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	22,940	23,871
Payments for repurchase of common stock, including excise taxes	(401,102)	(252,068)
Taxes paid related to net share settlement of equity awards	(18,118)	(16,083)
Net cash used in financing activities	(396,280)	(244,280)
Net increase in cash, cash equivalents and restricted cash	99,617	184,523
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,031)	(1,606)
Cash, cash equivalents and restricted cash, beginning of period	1,346,368	1,078,340
Cash, cash equivalents and restricted cash, end of period	$1,444,954	$1,261,257
Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$20,432	$22,828
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$14,619	$36,893
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Summary of Significant Accounting Policies
Description of Business
F5, Inc. (the "Company") is a global leader in application delivery and security solutions which enable its customers to deploy, operate, secure, optimize, and govern every application and API across any architecture - on-premises, in the cloud, or at the edge. The Company's cloud, software, and hardware solutions enable its customers to deliver fast, available, and secure digital experiences to their customers at scale. The Company's enterprise-grade application services are available as hardware, software, and SaaS solutions optimized for hybrid, multicloud environments, with modules that can run independently, or as part of an integrated solution on its high-performance appliances. In connection with its solutions, the Company offers a broad range of professional services, including consulting, training, maintenance, and other technical support services.
Basis of Presentation
The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement in conformity with GAAP. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
There have been no changes to the Company's significant accounting policies as of and for the three and six months ended March 31, 2026.
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
The table below shows significant movements in capitalized contract acquisition costs (current and noncurrent) for the six months ended March 31, 2026 and 2025 (in thousands):

	Six Months Ended March 31,
	2026	2025
Balance, beginning of period	$76,552	$66,258
Additional capitalized contract acquisition costs	26,121	21,529
Amortization of capitalized contract acquisition costs	(21,029)	(18,676)
Balance, end of period	$81,644	$69,111
Amortization of capitalized contract acquisition costs was $10.7 million and $9.6 million for the three months ended March 31, 2026 and 2025, respectively, and $21.0 million and $18.7 million for the six months ended March 31, 2026 and 2025, respectively, and is recorded in sales and marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.
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
The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the six months ended March 31, 2026 and 2025 (in thousands):

	Six Months Ended March 31,
	2026	2025
Balance, beginning of period	$1,999,237	$1,797,959
Amounts added but not recognized as revenues	889,817	850,788
Revenues recognized related to the opening balance of deferred revenue	(770,744)	(726,148)
Balance, end of period	$2,118,310	$1,922,599
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. The composition of unsatisfied performance obligations consists mainly of deferred service revenue, and to a lesser extent, deferred product revenue, for which the Company has an obligation to perform, and has not yet recognized as revenue in the consolidated financial statements. As of March 31, 2026, the total non-cancelable remaining performance obligations under the Company's contracts with customers was $2.1 billion and the Company expects to recognize revenues on 59.9% of these remaining performance obligations over the next 12 months, 24.2% in year two, and the remaining balance thereafter.
See Note 12, Segment Information, for disaggregated revenue by significant customer and geographic region, as well as disaggregated product revenue by systems and software.

3. Fair Value Measurements
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company's financial assets measured at fair value on a recurring basis at March 31, 2026 and September 30, 2025, were as follows (in thousands):

			Gross Unrealized			Classification on Balance Sheet
March 31, 2026	Fair Value Level	Cost or Amortized Cost	Gains	Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Changes in fair value recorded in other comprehensive income (loss):
Money market funds	Level 1	$597,742	$—	$—	$597,742	$597,742	$—	$—
Total cash equivalents		$597,742	$—	$—	$597,742	$597,742	$—	$—
Changes in fair value recorded in other net income (expense):
Equity investments	*				$20,814	$—	$—	$20,814
Total equity investments					20,814	—	—	20,814
Total					$618,556	$597,742	$—	$20,814
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
Interest income from cash, cash equivalents, and investments was $8.2 million and $9.3 million for the three months ended March 31, 2026 and 2025, respectively, and $17.1 million and $19.6 million for the six months ended March 31, 2026 and 2025, respectively. Interest income is included in other income (expense), net in the Company's consolidated income statements. There were no unrealized losses on investments held for a period greater than 12 months at March 31, 2026 and September 30, 2025.
The Company determined that as of March 31, 2026, there were no credit losses on any investments within its portfolio.

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
Impairment charges related to non-financial long-lived assets for the three and six months ended March 31, 2026 and 2025 were not material.
4. Business Combinations
Fiscal Year 2025 Acquisition of CalypsoAI Corp
On September 26, 2025, the Company closed on a transaction for the acquisition of CalypsoAI Corp. ("CalypsoAI"), a provider in enterprise AI security for $145.2 million in cash, with CalypsoAI immediately becoming a wholly-owned subsidiary of the Company upon the closing of the transaction. The addition of CalypsoAI's platform brings real-time threat defense, red teaming at scale, and data security to enterprises racing to deploy generative and agentic AI. These capabilities will be integrated into the F5 ADSP to create an enhanced solution for securing AI inference.
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
Other Fiscal Year 2025 Acquisitions
During the second, third, and fourth quarters of fiscal 2025, the Company completed three additional acquisitions. The acquired assets and assumed liabilities of the acquisitions were not material and the Company recorded $17.4 million of goodwill as a result of the acquisitions. The acquisitions did not have a material impact to the Company's operating results.

5. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents, and restricted cash shown in the Company's consolidated statements of cash flows for the periods presented (in thousands):

	March 31, 2026	September 30, 2025
Cash and cash equivalents	$1,442,811	$1,344,273
Restricted cash included in other assets, net	2,143	2,095
Total cash, cash equivalents, and restricted cash	$1,444,954	$1,346,368
Inventories
Inventories consist of the following (in thousands):

	March 31, 2026	September 30, 2025
Finished goods	$34,075	$26,933
Raw materials	56,222	50,296
	$90,297	$77,229
Other Current Assets
Other current assets consist of the following (in thousands):

	March 31, 2026	September 30, 2025
Unbilled receivables	$516,189	$498,288
Prepaid expenses	131,742	86,346
Capitalized contract acquisition costs	39,501	37,023
Other	56,322	61,109
	$743,754	$682,766
Other Assets
Other assets, net consist of the following (in thousands):

	March 31, 2026	September 30, 2025
Intangible assets	$72,147	$96,266
Unbilled receivables	302,543	340,153
Capitalized contract acquisition costs	42,143	39,529
Other	86,444	76,332
	$503,277	$552,280
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2026	September 30, 2025
Payroll and benefits	$208,337	$189,337
Operating lease liabilities, current	33,282	31,042
Income and other tax accruals	41,279	44,051
Other	46,170	50,953
	$329,068	$315,383

Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	March 31, 2026	September 30, 2025
Income taxes payable	$81,114	$85,278
Other	11,379	10,953
	$92,493	$96,231
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
The components of the Company's operating lease expenses for the three and six months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Operating lease expense	$9,676	$10,043	$19,377	$20,050
Short-term lease expense	1,093	691	1,932	1,510
Variable lease expense	5,770	5,922	11,715	11,514
Total lease expense	$16,539	$16,656	$33,024	$33,074
Variable lease expense primarily consists of common area maintenance, real estate taxes and parking expenses.

Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

	March 31, 2026	September 30, 2025
Operating lease right-of-use assets, net	$184,461	$185,601

Operating lease liabilities, current (1)	33,282	31,042
Operating lease liabilities, long-term	226,579	230,749
Total operating lease liabilities	$259,861	$261,791

Weighted average remaining lease term (in years)	7.6	7.7
Weighted average discount rate	3.34%	3.24%
(1)Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheets.
As of March 31, 2026, the future operating lease payments for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2026 (remainder)	$19,093
2027	42,937
2028	38,965
2029	35,503
2030	35,008
2031	34,395
Thereafter	92,343
Total lease payments	298,244
Less: imputed interest	(38,383)
Total lease liabilities	$259,861
Operating lease liabilities above do not include sublease income. As of March 31, 2026, the Company expects to receive sublease income of $5.8 million, which consists of $0.6 million to be received for the remainder of fiscal 2026 and $5.2 million to be received over the seven fiscal years thereafter.
As of March 31, 2026, the Company had no significant operating leases that were executed but not yet commenced.
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
The Company offers warranties of one year for its systems product offerings. Additional warranty coverage can be purchased by customers through service maintenance agreements in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of March 31, 2026 and September 30, 2025 were not material.

Commitments
In October 2022, the Company entered into an unconditional purchase commitment with one of its suppliers for the delivery of systems components. Under the terms of the agreement, the Company is obligated to purchase $10.0 million of component inventory annually, with a total committed amount of $40.0 million over a four-year term. As of March 31, 2026, the Company had no remaining purchase commitments under the fourth year of the agreement. The Company did not have any non-cancelable long-term purchase commitments outstanding as of March 31, 2026.
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
Shareholder and Securities Litigation
On December 19, 2025, Matthew Smith filed a putative class action complaint against F5, Inc., and certain of its executives, captioned Smith v. F5, Inc., et al., in the United States District Court for the Western District of Washington purportedly on behalf of individuals who purchased or otherwise acquired the Company's common stock between October 28, 2024 and October 27, 2025 (“Securities Class Action”). The complaint alleges that the Company and certain of its officers made false or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act of 1934 regarding the Company’s cybersecurity capabilities. The complaint requests monetary damages, including interest, reasonable attorney fees, expert fees and other costs. On March 13, 2026, the court appointed Stichting Bedrijfspensioenfonds voor het Bakkersbedrijf and Stichting Bedrijfstakpensioenfonds voor de Zoetwarenindustrie (“Lead Plaintiffs”) as lead plaintiffs. Lead Plaintiffs will file an amended complaint by May 20, 2026. The Company intends to vigorously defend this claim.

Two derivative lawsuits related to the Securities Class Action were filed in February 2026 in the U.S. District Court for the Western District of Washington. In the first lawsuit, a plaintiff filed a stockholder derivative complaint, purportedly on behalf of the Company against certain of the Company’s officers and directors, which alleges claims for breach of fiduciary duty and unjust enrichment. The complaint requests restitution and money damages including reasonable attorneys’ fees, expert fees and other costs. In the second lawsuit, a plaintiff filed a verified stockholder derivative complaint, purportedly on behalf of the Company against certain of the Company’s officers and directors, which alleges violations of federal securities laws, breaches of fiduciary duty, and related state law claims, as well as a claim for contribution under Sections 10(b), 14(a) and 21D of the Exchange Act for any liability the Company may incur as a result of the Securities Class Action. The complaint requests monetary damages, including interest, reasonable attorneys’ fees, expert fees and other costs, and certain reforms to F5’s corporate governance. On March 11, 2026, the U.S. District Court for the Western District of Washington consolidated the two stockholder derivative actions under the caption In re F5 Inc. Derivative Litigation. The action is in its early stages, and the parties in the consolidated action are negotiating a case schedule in accordance with the court’s consolidation order.
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
The Company may incur significant legal and professional services and other expenses associated with the incident in future periods. These expenses will be recognized as incurred. Certain costs may be recoverable under the Company’s insurance policies. Any amounts recoverable under such policies will be reflected in future periods in which recovery is considered probable. The Company incurred $6.0 million and $23.5 million of costs in response to the Cyber Incident for the three and six months ended March 31, 2026, respectively.
9. Income Taxes
The Company's tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items in the related period.
The effective tax rate was 21.9% and 20.5% for the three and six months ended March 31, 2026, respectively, compared to 15.0% and 18.0% for the three and six months ended March 31, 2025, respectively. The increase in the effective tax rate for the three and six months ended March 31, 2026 as compared to the three and six months ended March 31, 2025 is primarily due to the tax impact of non-recurring benefits related to foreign operations and stock based compensation recorded in the three months ended March 31, 2025.
At March 31, 2026, the Company had $83.1 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.

The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2018, as well as fiscal years 2020 and 2021. Major jurisdictions where there are wholly owned subsidiaries of F5, Inc. which require income tax filings include the United Kingdom, Singapore, Israel, and India. The earliest periods open for review by local taxing authorities are fiscal years 2024 for the United Kingdom, 2024 for Singapore, 2020 for Israel, and 2019 for India. The Company is currently under audit by the Internal Revenue Service for fiscal year 2019, by various states for fiscal years 2018 through 2024, and by various foreign jurisdictions including India for fiscal years 2019 to 2024, Israel for fiscal years 2020 to 2023, Saudi Arabia for fiscal years 2015 to 2021, and Singapore for fiscal year 2024.
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
The following table summarizes the Company's repurchases and retirements of its common stock under its Stock Repurchase Program (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Shares repurchased	372	481	1,576	971
Average price per share	$268.54	$259.46	$253.87	$257.37
Amount repurchased	$100,007	$125,009	$400,031	$250,019
As of March 31, 2026, the Company had $522.4 million remaining authorized to purchase shares under its share repurchase program.
Equity Incentive Plans
On March 12, 2026, the Company adopted the F5, Inc. 2026 Incentive Award Plan, (the “2026 Plan”), which replaced the Company's F5, Inc. Incentive Plan adopted in 2022 ("the Plan"), and provides for discretionary grants of stock options, stock units, and other equity and cash-based awards for employees, including officers, directors, and consultants. The 2026 Plan authorizes the issuance of up to 5.4 million shares of the Company's common stock, which includes 1.9 million shares that remained available for issuance under the Plan and were transferred to the 2026 Plan. In addition, shares subject to outstanding awards under the Plan that subsequently expire, are forfeited, cancelled, or are settled in cash will become available for issuance under the 2026 Plan. No further awards will be granted under the Plan. However, all outstanding awards previously granted under the Plan will continue to be governed by the terms and conditions of the Plan and their respective award agreements. As of March 31, 2026, 5.4 million shares remained available for future grants under the 2026 Plan.

11. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. The Company's nonvested restricted stock units do not have nonforfeitable rights to dividends or dividend equivalents and are not considered participating securities that should be included in the computation of net income per share under the two-class method.
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Numerator
Net income	$147,755	$145,530	$327,809	$311,975
Denominator
Weighted average shares outstanding — basic	56,708	57,886	57,184	58,098
Dilutive effect of common shares from stock options and restricted stock units	590	878	552	815
Weighted average shares outstanding — diluted	57,298	58,764	57,736	58,913
Basic net income per share	$2.61	$2.51	$5.73	$5.37
Diluted net income per share	$2.58	$2.48	$5.68	$5.30
Anti-dilutive stock-based awards excluded from the calculations of diluted net income per share were not material for the three and six months ended March 31, 2026 and 2025.
12. Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker ("CODM"), or decision-making group, in deciding how to allocate resources and in assessing performance. Management has determined that the Company is organized as, and operates in, one reportable operating segment.
The Company's Chief Executive Officer, who is the CODM, regularly assesses performance and decides how to allocate resources primarily based on consolidated net income reported in the consolidated income statements. The CODM uses consolidated net income to assess performance and make operating decisions by monitoring consolidated net income actual results compared to forecasted results, as well as reviewing historical performance trends. The CODM also manages the Company’s operations by reviewing consolidated net revenues by products and services and consolidated expense information consistent with the financial statement line items reported in the consolidated income statements. Significant expenses include cost of net revenues by products and services, sales and marketing expenses, research and development expenses, general and administrative expenses, restructuring charges, and provision for income taxes, all of which are presented in the consolidated income statements. Other segment items primarily include interest income, interest expense, and foreign currency transactions gains and losses, which are presented in other income, net in the consolidated income statements. The measure of segment assets is reported on the consolidated balance sheets as total assets.
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

The following presents revenues by geographic region (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Americas:
United States	$384,318	$373,789	$797,514	$781,177
Other	22,552	22,337	49,144	46,922
Total Americas	406,870	396,126	846,658	828,099
EMEA	260,862	213,971	514,571	418,358
APAC	143,968	121,026	272,936	251,155
Total net revenues	$811,700	$731,123	$1,634,165	$1,497,612
The Company continues to offer its products through a range of consumption models, from physical systems to software solutions and managed services. The following presents net product revenues by systems and software (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net product revenues
Systems revenue	$226,389	$179,405	$444,745	$339,113
Software revenue	184,126	157,791	376,053	366,580
Total net product revenue	$410,515	$337,196	$820,798	$705,693
The following distributor customers accounted for more than 10% of total net revenue:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Customer A	16.1%	16.9%	17.7%	16.5%
Customer B	15.3%	17.4%	15.4%	17.1%
No end-user customers accounted for more than 10% of total net revenue. No other distributor customers accounted for more than 10% of total net revenue, other than those noted above.
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	March 31, 2026	September 30, 2025
Americas:
United States	$137,023	$118,414
Other	1,765	1,696
Total Americas	138,788	120,110
EMEA	21,758	20,985
APAC	14,810	15,852
Total property and equipment, net	$175,356	$156,947
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

During the six months ended March 31, 2026 and 2025, the following activity was recorded (in thousands):

	Six Months Ended March 31,
	2026	2025
Employee Severance, Benefits, and Related Costs
Accrued expenses, beginning of period	$8,846	$—
Restructuring charges (1)	(358)	11,321
Cash payments	(8,447)	(11,156)
Accrued expenses, end of period	$41	$165
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
Overview
F5 is a global leader in application delivery and security solutions which enable its customers to deploy, operate, secure, optimize, and govern every application and API across on-premises architectures, in the cloud, and at the network edge. Our cloud, software, and hardware solutions enable our customers to deliver fast, available, and secure digital experiences to their customers at scale. Our enterprise-grade application services are available as hardware, software, and SaaS solutions optimized for hybrid, multicloud environments, with modules that can run independently, or as part of an integrated solution on our high-performance appliances. We market and sell our products primarily through multiple indirect sales channels in our Americas; Europe, the Middle East, and Africa ("EMEA"); and Asia Pacific ("APAC") regions. Enterprise customers (Fortune 1000 or Business Week Global 1000 companies) in the technology, financial services, transportation, education, manufacturing, and health care industries, along with government customers, and service providers continue to make up the largest percentage of our customer base.
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
We monitor the sales mix of our revenues within each reporting period. We believe customer acceptance rates of our new products, feature enhancements, and consumption models are indicators of future trends. We also consider overall revenue concentration by geographic region as an additional indicator of current and future trends.

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
•Liquidity and cash flows. Our financial condition remains strong with significant cash and investments. The increase in cash and investments for the first six months of fiscal year 2026 was primarily due to cash provided by operating activities of $525.1 million, partially offset by purchases of property and equipment of $28.1 million and cash used to repurchase outstanding common stock under our stock repurchase program, including excise taxes, of $401.1 million. Going forward, we believe the primary driver of cash flows will continue to be net income from operations. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.
•Balance sheet. We view cash, short-term and long-term investments, deferred revenue, accounts receivable balances, and days sales outstanding as important indicators of our financial health. Deferred revenues increased to $2.1 billion as of March 31, 2026 from $2.0 billion as of September 30, 2025 primarily due to an increase in maintenance contracts related to strong systems shipments, in addition to an increase in deferred revenue associated with our subscription offerings. Our days sales outstanding for the second quarter of fiscal year 2026 was 47. Days sales outstanding is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
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

Impact of Macroeconomic Conditions
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on customer behavior. Uncertain economic conditions, including inflation, tariffs and other duties, risks related to global supply chain shortages that may impact sourcing and pricing of components used within our products, including rising costs of memory and storage, higher interest rates, slower growth, fluctuations in foreign exchange rates, ongoing geopolitical conflicts, and other changes in economic conditions, may adversely affect our results of operations and financial performance. For further discussion of the potential impacts of recent macroeconomic events on our business, financial condition, and operating results, see Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

	(in thousands, except percentages)
Net revenues
Products	$410,515	$337,196	$820,798	$705,693
Services	401,185	393,927	813,367	791,919
Total	$811,700	$731,123	$1,634,165	$1,497,612
Percentage of net revenues
Products	50.6%	46.1%	50.2%	47.1%
Services	49.4	53.9	49.8	52.9
Total	100.0%	100.0%	100.0%	100.0%
Net Product Revenues. Net product revenues increased 21.7% and 16.3% for the three and six months ended March 31, 2026, respectively, from the comparable periods in the prior year. The increase in net product revenues for the three and six months ended March 31, 2026 was due to an increase in revenues associated with systems and software.
Net Service Revenues. Net service revenues increased 1.8% and 2.7% for the three and six months ended March 31, 2026, respectively, from the comparable periods in the prior year. The increase in net service revenues for the three and six months ended March 31, 2026 was primarily the result of increased purchases of maintenance contracts.
The following presents net product revenues by systems and software:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

	(in thousands, except percentages)
Net product revenues
Systems revenue	$226,389	$179,405	$444,745	$339,113
Software revenue	184,126	157,791	376,053	366,580
Total net product revenue	$410,515	$337,196	$820,798	$705,693
Percentage of net product revenues
Systems revenue	55.1%	53.2%	54.2%	48.1%
Software revenue	44.9	46.8	45.8	51.9
Total net product revenue	100.0%	100.0%	100.0%	100.0%
Total systems revenue increased 26.2% and 31.1% for the three and six months ended March 31, 2026, respectively, from the comparable periods in the prior year. The increase in systems revenue was primarily due to increases in customer demand. Total software revenue increased 16.7% and 2.6% for the three and six months ended March 31, 2026, respectively, from the comparable periods in the prior year. The increase in software revenue was primarily due to increases in subscription offerings.

The following distributor customers accounted for more than 10% of total net revenue:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Customer A	16.1%	16.9%	17.7%	16.5%
Customer B	15.3%	17.4%	15.4%	17.1%
The following distributor customers accounted for more than 10% of total receivables:

	March 31, 2026	September 30, 2025
Customer A	14.7%	11.1%
Customer B	16.7%	17.8%
Customer C	—	10.9%
Customer D	—	11.4%
No end-user customers accounted for more than 10% of total net revenue or receivables. No other distributor customers accounted for more than 10% of total net revenue or receivables, other than those noted above.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$90,890	$81,287	$183,161	$164,123
Services	60,010	59,672	119,524	117,346
Total	150,900	140,959	302,685	281,469
Gross profit	$660,800	$590,164	$1,331,480	$1,216,143
Percentage of net revenues and gross margin (as a percentage of related net revenue)
Products	22.1%	24.1%	22.3%	23.3%
Services	15.0	15.1	14.7	14.8
Total	18.6	19.3	18.5	18.8
Gross margin	81.4%	80.7%	81.5%	81.2%
Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, personnel costs, including the salaries, stock-based compensation, and related benefits of our personnel, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, technology costs, including third-party cloud hosting and related services, depreciation of cloud infrastructure, software licenses expenses, facilities and depreciation expenses, and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased $9.6 million, or 11.8% for the three months ended March 31, 2026 and increased $19.0 million, or 11.6% for the six months ended March 31, 2026 from the comparable periods in the prior year primarily due to systems revenue growth.
Cost of Net Service Revenues. Cost of net service revenues consist of personnel costs, including the salaries, stock-based compensation, and related benefits of our professional services personnel, travel, technology costs, including cloud hosting and software licenses expenses, facilities and depreciation expenses. Cost of net service revenues increased $0.3 million, or 0.6% for the three months ended March 31, 2026 and increased $2.2 million, or 1.9% for the six months ended March 31, 2026 from the comparable periods in the prior year. The increase in cost of net service revenues was primarily due to an increase in personnel costs.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

	(in thousands, except percentages)
Operating expenses
Sales and marketing	$239,411	$218,061	$464,188	$424,096
Research and development	151,039	136,561	292,200	267,079
General and administrative	91,647	76,645	182,245	149,668
Restructuring charges	(315)	—	(358)	11,321
Total	$481,782	$431,267	$938,275	$852,164
Operating expenses (as a percentage of net revenue)
Sales and marketing	29.5%	29.8%	28.4%	28.3%
Research and development	18.6	18.7	17.9	17.8
General and administrative	11.3	10.5	11.1	10.0
Restructuring charges	—	—	—	0.8
Total	59.4%	59.0%	57.4%	56.9%
Sales and Marketing. Sales and marketing expenses consist of personnel costs, including the salaries, commissions, stock-based compensation, and related benefits of our sales and marketing personnel, the costs of our marketing programs, including public relations, advertising and trade shows, travel, facilities, technology costs, including cloud hosting and software licenses expenses, facilities, and depreciation expenses. Sales and marketing expenses increased $21.4 million, or 9.8% for the three months ended March 31, 2026 and increased $40.1 million, or 9.5% for the six months ended March 31, 2026 from the comparable periods in the prior year. The increase in sales and marketing expense for the three and six months ended March 31, 2026 was primarily due to an increase of $18.9 million and $33.5 million, respectively, in personnel costs from the comparable periods in the prior year.
Research and Development. Research and development expenses consist of personnel costs, including the salaries, stock-based compensation, and related benefits of our product development personnel, prototype materials, and other expenses related to the development of new and improved products, technology costs, including cloud hosting and software licenses expenses, facilities, depreciation, and amortization expenses. Research and development expenses increased $14.5 million, or 10.6% for the three months ended March 31, 2026 and increased $25.1 million, or 9.4% for the six months ended March 31, 2026 from the comparable periods in the prior year. The increase in research and development expenses for the three and six months ended March 31, 2026 was primarily due to an increase in personnel costs of $7.9 million and $8.6 million, respectively, and an increase in technology costs of $5.1 million and $9.2 million, respectively, from the comparable periods in the prior year. In addition, expenses for professional services increased $2.0 million and $7.6 million, driven by costs incurred in response to the Cyber Incident, for the three and six months ended March 31, 2026, respectively, from the comparable periods in the prior year.
General and Administrative. General and administrative expenses consist of personnel costs, including the salaries, benefits and related costs of our executive, finance, information technology, human resource, and legal personnel, third-party professional service fees, bad debt charges, costs associated with cyber and enterprise-wide security, technology costs, including cloud hosting and software licenses expenses, facilities, and depreciation expenses. General and administrative expenses increased $15.0 million, or 19.6% for the three months ended March 31, 2026 and increased $32.6 million, or 21.8% for the six months ended March 31, 2026 from the comparable periods in the prior year. The increase in general and administrative expenses for the three and six months ended March 31, 2026 was primarily due to an increase in personnel costs of $7.6 million and $18.0 million, respectively, from the comparable periods in the prior year. In addition, expenses for professional services increased $5.5 million and $12.1 million, driven by costs incurred in response to the Cyber Incident, for the three and six months ended March 31, 2026, respectively, from the comparable periods in the prior year.
Restructuring Charges. In the first fiscal quarter of 2025, we completed a restructuring plan to align strategic and financial objectives and optimize resources for long term growth. As a result of our restructuring initiative, we recorded charges of $11.3 million, net of adjustments, related to a reduction in workforce that is reflected in our results for the six months ended March 31, 2025.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

	(in thousands, except percentages)
Other income and income taxes
Income from operations	$179,018	$158,897	$393,205	$363,979
Other income, net	10,199	12,303	18,934	16,265
Income before income taxes	189,217	171,200	412,139	380,244
Provision for income taxes	41,462	25,670	84,330	68,269
Net income	$147,755	$145,530	$327,809	$311,975
Other income and income taxes (as percentage of net revenue)
Income from operations	22.1%	21.7%	24.1%	24.3%
Other income, net	1.2	1.7	1.1	1.1
Income before income taxes	23.3	23.4	25.2	25.4
Provision for income taxes	5.1	3.5	5.1	4.6
Net income	18.2%	19.9%	20.1%	20.8%
Other Income, Net. The change in other income, net for the three and six months ended March 31, 2026 compared to the same periods in the prior year was primarily driven by interest income and expense, investment income, and foreign currency transaction gains and losses.
Provision for Income Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at March 31, 2026 and September 30, 2025 were $465.5 million and $444.5 million, respectively. The net deferred tax assets include valuation allowances of $34.3 million as of March 31, 2026 and September 30, 2025, which are primarily related to certain state and foreign net operating losses and tax credit carryforwards.
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
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $1,463.6 million as of March 31, 2026, compared to $1,360.0 million as of September 30, 2025, representing an increase of $103.6 million. The increase was primarily due to cash provided by operating activities of $525.1 million for the six months ended March 31, 2026, partially offset by cash used for the repurchase of common stock, including excise taxes, during the six months ended March 31, 2026 of $401.1 million.
Cash provided by operating activities for the first six months of fiscal year 2026 resulted from net income of $327.8 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation, impairment, and amortization charges. Cash provided by operating activities for the first six months of fiscal year 2026 increased from the comparable period in the prior year primarily due to growth of our business as reflected by increases in collections during the six months ended March 31, 2026.
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

Cash used in investing activities was $29.2 million for the six months ended March 31, 2026, compared to cash used in investing activities of $30.6 million for the same period in the prior year. Investing activities include purchases, sales and maturities of long-term investments, business acquisitions, and capital expenditures. The amount of cash used in investing activities for the six months ended March 31, 2026 was primarily the result of $28.1 million in capital expenditures related to maintaining our operations worldwide.
Cash used in financing activities was $396.3 million for the six months ended March 31, 2026, compared to cash used in financing activities of $244.3 million for the same period in the prior year. Our financing activities for the six months ended March 31, 2026 primarily consisted of $401.1 million of cash used to repurchase shares of common stock and the payment of related excise taxes. In addition, $18.1 million in cash was used for taxes related to net share settlement of equity awards. Cash used in financing activities was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $22.9 million.
Obligations and Commitments
As of March 31, 2026, our principal commitments consisted of obligations outstanding under operating leases and purchase obligations with one of our component suppliers.
We lease our facilities under operating leases that expire at various dates through 2041. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
In October 2022, we entered into an unconditional purchase commitment with one of our suppliers for the delivery of systems components. Under the terms of the agreement, we are obligated to purchase $10.0 million of component inventory annually, with a total committed amount of $40.0 million over a four-year term. As of March 31, 2026, we had no remaining purchase commitments under the fourth year of the agreement. We did not have any non-cancelable long-term purchase commitments outstanding as of March 31, 2026.
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
Inflation Risk. We are actively monitoring the macroeconomic inflationary environment, including the impact from changes in foreign trade policies, tariffs, and other duties, but we do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations. If the inflationary environment constrains our customers’ ability to procure goods and services from us, we may see customers reprioritize these investment decisions. These macroeconomic conditions could harm our business, financial condition, and results of operations.
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
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the six month period ended March 31, 2026, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2025.

Item 4.Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) which are designed to ensure that required information is recorded, processed, summarized, and reported within the required timeframe, as specified in the rules set forth by the Securities Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
On October 25, 2024, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This authorization was incremental to the existing $6.4 billion program, initially approved in October 2010 and expanded in subsequent fiscal years. Acquisitions for the share repurchase programs will be made from time to time in private transactions, accelerated share repurchase programs, or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of March 31, 2026, the Company had $522.4 million remaining authorized to purchase shares under its share repurchase program.
Shares repurchased and retired for the three months ended March 31, 2026 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (2)
January 1, 2026 — January 31, 2026	372,381	$268.54	372,381	$522,422
February 1, 2026 — February 28, 2026	12,503	$273.28	—	$522,422
March 1, 2026 — March 31, 2026	—	—	—	$522,422
(1)Includes 12,503 shares withheld from restricted stock units that vested in the second quarter of fiscal 2026 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of such awards do not deplete the dollar amount available for purchases under the repurchase program.

Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, certain of our officers and directors adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as follows:
On March 10, 2026, Michael Montoya, EVP, Chief Technology Operations Officer, terminated a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan was adopted on December 11, 2025 and was designed to be in effect until July 31, 2026 with respect to the sale of 5,207 Company shares. At the time of termination, no shares had been sold under the plan.

Item 6.Exhibits

Exhibit Number		Exhibit Description

10.1	—	F5, Inc. 2026 Incentive Award Plan (1) §

10.2	—	F5, Inc. Non-Employee Director Compensation Program (2) §

10.3*	—	Form of F5, Inc. 2026 Incentive Award Plan Award Agreement (Accelerated Vesting) §

31.1*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*     Filed herewith.
§ Indicates a management contract or compensatory plan or arrangement.
(1) Incorporated by reference to Exhibit 10.1 on Current Report on Form 8-K filed with the SEC on March 13, 2026.
(2) Incorporated by reference to Exhibit 10.2 on Current Report on Form 8-K filed with the SEC on March 13, 2026.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of May, 2026.

F5, INC.

By:	/s/ EDWARD C. WERNER
Edward C. Werner
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)